Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Seattle
filed 2006-08-14
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-51406

FEDERAL HOME LOAN BANK OF SEATTLE

(Exact name of registrant as specified in its charter)

Federally chartered corporation	91-0852005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Fourth Avenue, Suite 1800, Seattle, WA	98101-1693
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 340-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of July 31, 2006, the registrant had 19,630,106 shares of Class B(1) stock and 2,410,944 shares of Class B(2) stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Seattle

Statements of Condition

	As of June 30, 2006	As of December 31, 2005
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,320	$4,124
Restricted cash	21,070	15,360
Interest-bearing deposits	1,144,000	1,415,007
Securities purchased under agreements to resell		850,000
Federal funds sold	3,574,000	6,428,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $5,024,951 and $5,274,944) (Note 2)	14,402,240	14,877,594
Advances (Note 3)	26,935,543	21,435,492
Mortgage loans held for portfolio (Note 4)	6,773,560	7,215,607
Accrued interest receivable (Other FHLBanks: $57,148 and $59,219)	267,145	250,943
Premises and equipment, net	13,743	13,963
Derivative assets (Note 8)	36,839	13,205
Receivable from Resolution Funding Corporation (REFCORP)		2,528
Other assets	19,718	19,747

Total Assets	$53,189,178	$52,541,570

Liabilities and Capital
Liabilities
Deposits	692,603	800,820
Securities sold under agreement to repurchase	197,250	393,500
Consolidated obligations, net (Note 5):
Discount notes	10,278,152	10,620,951
Bonds	39,110,268	37,881,557

Total consolidated obligations, net	49,388,420	48,502,508

Accrued interest payable	401,008	377,236
Affordable Housing Program (AHP)	26,033	31,235
Payable to REFCORP	1,038
Derivative liabilities (Note 8)	168,399	133,765
Other liabilities	31,434	34,954
Mandatorily redeemable Class B stock and other borrowings (Note 6)	68,581	66,259

Total Liabilities	50,974,766	50,340,277

Commitments and Contingencies (Note 11)
Capital
Class B stock—putable—($100 par value) issued and outstanding shares (Note 6):
Class B(1) stock: (19,824 and 20,197)	1,982,361	2,019,731
Class B(2) stock: (1,528 and 1,128)	152,812	112,803
Retained earnings	79,239	68,759

Total Capital	2,214,412	2,201,293

Total Liabilities and Capital	$53,189,178	$52,541,570

*	Fair values of held-to-maturity securities were $13,995,334 and $14,584,699 as of June 30, 2006 and December 31, 2005.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances	$307,196	$161,425	$557,074	$289,673
Prepayment fees on advances	78	465	422	2,128
Interest-bearing deposits	12,136	363	25,158	1,456
Securities purchased under agreements to resell	1,630	63	6,371	96
Federal funds sold	65,327	10,719	142,521	18,408
Trading securities		3,625		7,250
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $44,407 and $59,921 for the three months ended June 30, 2006 and 2005, $89,283 and $121,210 for the six months ended June 30, 2006 and 2005)	143,614	171,139	286,929	348,904
Mortgage loans held for portfolio	89,046	113,187	180,368	242,969
Loans to other FHLBanks	18	1	18	10

Total interest income	619,045	460,987	1,198,861	910,894

Interest Expense
Consolidated obligations	595,504	428,825	1,143,524	832,668
Deposits	7,497	4,934	15,326	9,801
Securities sold under agreements to repurchase	2,361	5,546	6,059	10,929
Mandatorily redeemable Class B stock and other borrowings	33	1	44	12

Total interest expense	605,395	439,306	1,164,953	853,410

Net Interest Income	13,650	21,681	33,908	57,484
Other Income (Loss)
Service fees	426	530	883	1,050
Net loss from sale of held-to-maturity securities	(1,622)		(1,622)
Net gain from trading securities		19,805		21,945
Net gain (loss) on derivatives and hedging activities	662	(47,819)	2,527	(50,281)
Net gain (loss) on early extinguishment of consolidated obligations	1,745		1,745	(3,041)
Other loss, net	(80)	(197)	(78)	(216)

Total other income (loss)	1,131	(27,681)	3,455	(30,543)

Other Expense
Operating expenses:
Compensation and benefits	5,504	6,128	11,201	14,530
Other operating	4,781	7,849	9,584	14,292
Federal Housing Finance Board	458	534	917	1,066
Office of Finance	318	308	693	585
Other	352	518	711	1,081

Total other expense	11,413	15,337	23,106	31,554

Income (Loss) Before Assessments	3,368	(21,337)	14,257	(4,613)
Assessments
AHP	275	(1,709)	1,157	(321)
REFCORP	619	(3,925)	2,620	(858)

Total assessments	894	(5,634)	3,777	(1,179)

Net Income (Loss)	$2,474	$(15,703)	$10,480	$(3,434)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	Class B(1) Stock - Putable		Class B(2) Stock - Putable		Retained Earnings	Total Capital
For the Six Months Ended June 30, 2006 and 2005	Shares	Par Value	Shares	Par Value
(in thousands, except annualized dividend rate data)
Balance as of December 31, 2004	19,726	$1,972,594	542	$54,233	$75,296	$2,102,123
Issuance of stock	1,096	109,576				109,576
Transfers	(889)	(88,893)	889	88,893
Net shares classified as mandatorily redeemable Class B stock	12	1,162	(127)	(12,699)	227	(11,310)
Net income					(3,434)	(3,434)
Dividends on stock:
Class B(1) stock (1.63%) and Class B(2) stock (1.50%)
Cash					(22)	(22)
Stock	82	8,221	2	234	(8,455)

Balance as of June 30, 2005	20,027	$2,002,660	1,306	$130,661	$63,612	$2,196,933

Balance as of December 31, 2005	20,197	$2,019,731	1,128	$112,803	$68,759	$2,201,293
Issuance of stock	50	4,961				4,961
Transfers	(407)	(40,749)	407	40,749
Net shares classified as mandatorily redeemable Class B stock	(16)	(1,582)	(7)	(740)		(2,322)
Net income					10,480	10,480

Balance as of June 30, 2006	19,824	$1,982,361	1,528	$152,812	79,239	$2,214,412

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
(in thousands)
Operating Activities
Net income	$10,480	$(3,434)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans held for portfolio	17,428	25,808
Concessions on consolidated obligation bonds	2,233	3,788
Premises and equipment	1,533	1,015
Net (increase) decrease in fair value adjustment on derivatives and hedging activities	(14,168)	21,670
(Gain) loss on early extinguishment of debt	(1,745)	3,041
Net loss on disposal of premises and equipment	84	233
Loss on sale of held to maturity securities	1,622
(Increase) in securities held at fair value		(21,945)
(Increase) decrease in accrued interest receivable	(16,201)	19,717
(Increase) decrease in net accrued interest on derivatives	(38,035)	3,495
(Increase) in other assets	(407)	(3,774)
(Decrease) in AHP liability and discount on AHP advances	(5,202)	(4,639)
Increase (decrease) in payable to REFCORP	3,566	(8,057)
Increase (decrease) in accrued interest payable	23,772	(19,188)
(Decrease) increase in other liabilities	(3,521)	2,730

Total adjustments	(29,041)	23,894

Net cash (used in) provided by operating activities	(18,561)	20,460

Investing Activities
Net decrease in interest-bearing deposits	265,290	200,000
Net decrease in securities purchased under agreements to resell	850,000
Net decrease (increase) in federal funds sold	2,854,000	(130,500)
Purchase of held-to-maturity securities	(877,156)	(259,703)
Proceeds from maturities and sales of held-to-maturity securities	1,348,460	2,138,215
Principal collected on advances	48,452,054	33,753,320
Advances made	(54,025,187)	(37,633,178)
Principal collections on mortgage loans held for portfolio	443,186	936,939
Purchases of mortgage loans held for portfolio		(84,222)
Recoveries of mortgage loans held for portolio	24
Net increase in premises and equipment	(1,397)	(2,800)

Net cash used in investment activities	(690,726)	(1,081,929)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
(in thousands)
Financing Activities
Net (decrease) in deposits	(108,217)	(164,591)
Net (decrease) increase in securities sold under agreements to repurchase	(196,250)	446,913
Net proceeds from issuance of consolidated obligations:
Discount notes	179,948,320	139,316,736
Bonds	6,075,906	2,293,489
Payments for maturing and retiring consolidated obligations:
Discount notes	(180,310,828)	(135,884,987)
Bonds	(4,707,409)	(5,045,336)
Proceeds from sale of Class B(1) stock	4,961	109,576
Repurchases of Class B(2) stock		(10,388)
Retirement of mandatorily redeemable Class B(2) Stock		(415)
Dividends paid		(22)

Net cash provided by financing activities	706,483	1,060,975

Net decrease in cash and cash equivalents	(2,804)	(494)
Cash and cash equivalents at beginning of the year	4,124	4,562

Cash and cash equivalents at end of period	$1,320	$4,068

Supplemental Disclosures
Interest paid	$1,141,181	$872,709
AHP payments	6,359	4,727
REFCORP (refund) payments	(946)	7,199
Mandatorily redeemable Class B stock		415

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1. Summary of Significant Accounting Policies and Recently Issued Accounting Standards and Interpretations

General

• Basis of Reporting • These unaudited financial statements and condensed notes should be read in conjunction with the 2005 audited financial statements and related notes (2005 Audited Financials) included in the registration statement on Form 10, as amended, of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

• Use of Estimates • The preparation of financial statements, in accordance with U.S. GAAP, requires us to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Recently Issued Accounting Standards and Interpretations

• SFAS 155. Accounting for Certain Hybrid Financial Instruments • On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in FASB Statement 133 (SFAS 133) Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Seattle Bank), with earlier adoption allowed. We continue to evaluate the impact of adopting SFAS 155 and have not yet determined the effect, if any, that the implementation of SFAS 155 will have on our operating results or financial position.

Note 2. Held-To-Maturity Securities

• Major Security Types • The following table summarizes our held-to-maturity securities as of June 30, 2006 and December 31, 2005.

As of June 30, 2006	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$172,279	$2,067	$(59)	$174,287
Government-sponsored enterprises	2,694,400	11,375	(65,940)	2,639,835
Other FHLBanks’ consolidated obligation bonds	5,024,951		(139,705)	4,885,246
State or local housing agency obligations	14,516	170	(132)	14,554

Subtotal	7,906,146	13,612	(205,836)	7,713,922

Mortgage-Backed Securities
Government-sponsored enterprises	1,950,900	507	(113,139)	1,838,268
Other	4,545,194	2,450	(104,500)	4,443,144

Subtotal	6,496,094	2,957	(217,639)	6,281,412

Total	$14,402,240	$16,569	$(423,475)	$13,995,334

As of December 31, 2005	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$194,106	$324	$(324)	$194,106
Other U.S. agency obligations	221,671	4,932	(1)	226,602
Government-sponsored enterprises	2,698,649	28,764	(63,685)	2,663,728
Other FHLBanks’ consolidated obligation bonds	5,274,944		(114,617)	5,160,327
State or local housing agency obligations	16,900	218		17,118

Subtotal	8,406,270	34,238	(178,627)	8,261,881

Mortgage-Backed Securities
Government-sponsored enterprises	2,141,284	1,584	(79,759)	2,063,109
Other	4,330,040	646	(70,977)	4,259,709

Subtotal	6,471,324	2,230	(150,736)	6,322,818

Total	$14,877,594	$36,468	$(329,363)	$14,584,699

*	The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $40.8 million and $40.9 million as of June 30, 2006 and December 31, 2005.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of June 30, 2006, we had pledged, as collateral, securities with a carrying value of $199.4 million to broker-dealers which they cannot sell or repledge.

As of June 30, 2006 and December 31, 2005, we held $370.6 million and $514.0 million of mortgage-backed securities purchased from members or affiliates of members who own more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock. For additional information see Note 10.

• Other U.S. Agency Obligations and Government-Sponsored Enterprises (GSEs)• Our investments in other U.S. obligations consist primarily of debt securities and mortgage-backed securities of the Government National Mortgage Agency, or Ginnie Mae, or other government agencies whose debt is guaranteed, either directly or indirectly, by the U.S. government. The U.S. government does not guarantee debt securities and mortgage-backed securities issued by certain GSEs, such as Fannie Mae and Freddie Mac, either directly or indirectly.

• Other Federal Home Loan Bank Consolidated Obligation Bonds • The following table details our consolidated obligation bonds of other Federal Home Loan Banks (FHLBanks) by primary obligor as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006		As of December 31, 2005
Other FHLBanks’ Consolidated Obligation Bonds	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Atlanta	$500,000	$496,872	$500,000	$492,969
FHLBank of Boston	500,000	494,081	500,000	492,500
FHLBank of Des Moines	1,879,951	1,798,449	2,129,944	2,075,206
FHLBank of San Francisco	2,145,000	2,095,844	2,145,000	2,099,652

Total	$5,024,951	$4,885,246	$5,274,944	$5,160,327

• Temporary Impairment • The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2006 and December 31, 2005.

	Less than 12 months		12 months or more				Total
As of June 30, 2006	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$29,611	$(59)	$		$		$29,611	$(59)
Government-sponsored enterprises				2,240,720		(65,940)	2,240,720	(65,940)
Other FHLBanks’ consolidated obligation bonds				4,885,247		(139,705)	4,885,247	(139,705)
State or local housing agency obligations	4,228	(132)					4,228	(132)

Subtotal	33,839	(191)		7,125,967		(205,645)	7,159,806	(205,836)

Mortgage-Backed Securities
Government-sponsored enterprises	469,721	(21,315)		1,321,751		(91,824)	1,791,472	(113,139)
Other	1,234,903	(29,243)		1,704,828		(75,257)	2,939,731	(104,500)

Subtotal	1,704,624	(50,558)		3,026,579		(167,081)	4,731,203	(217,639)

Total	$1,738,463	$(50,749)		$10,152,546		$(372,726)	$11,891,009	$(423,475)

	Less than 12 months		12 months or more				Total
As of December 31, 2005	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$99,542	$(324)	$		$		$99,542	$(324)
Other U.S. agency obligations	10,734	(1)					10,734	(1)
Government-sponsored enterprises	493,055	(6,945)		1,754,354		(56,740)	2,247,409	(63,685)
Other FHLBanks’ consolidated obligation bonds	1,961,827	(38,173)		3,198,500		(76,444)	5,160,327	(114,617)

Subtotal	2,565,158	(45,443)		4,952,854		(133,184)	7,518,012	(178,627)

Mortgage-Backed Securities
Government-sponsored enterprises	648,813	(15,105)		1,315,936		(64,654)	1,964,749	(79,759)
Other	1,734,418	(18,739)		1,677,707		(52,238)	3,412,125	(70,977)

Subtotal	2,383,231	(33,844)		2,993,643		(116,892)	5,376,874	(150,736)

Total	$4,948,389	$(79,287)		$7,946,497		$(250,076)	$12,894,886	$(329,363)

We reviewed our investment security holdings as of June 30, 2006 and December 31, 2005, and have determined that all unrealized losses reflected above were temporary, based in part on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

• Interest-Rate Payment Terms • The following table summarizes the interest-rate payment terms for our investment in held-to-maturity securities as of June 30, 2006 and December 31, 2005.

Interest-Rate Payment Terms	As of June 30, 2006	As of December 31, 2005
(in thousands)
Amortized Cost of Held-to-Maturity Securities:
Investments (excluding Other FHLBanks’ Consolidated Obligation Bonds and Mortgage-Backed Securities)
Fixed-rate	$2,793,001	$2,821,150
Variable-rate	88,194	310,176

Subtotal	2,881,195	3,131,326

Other FHLBanks’ Consolidated Obligation Bonds
Fixed-rate	5,024,951	5,274,944
Mortgage-Backed Securities
Pass-through securities:
Fixed-rate	119,835	133,154
Variable-rate	7,677	8,674

Subtotal	127,512	141,828
Collateralized mortgage obligations:
Fixed-rate	3,699,415	4,041,759
Variable-rate	2,669,167	2,287,737

Subtotal	6,496,094	6,471,324

Total	$14,402,240	$14,877,594

• Losses on the Sale of Held-to-Maturity Securities • We recorded net realized losses of $1.6 million and $1.2 million on sales of held-to-maturity securities during the six months ended June 30, 2006 and the year ended December 31, 2005. The proceeds received of $248.4 million and $248.8 million on the sales of held-to-maturity securities in the first half of 2006 and in 2005 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3. Advances

• Redemption Terms • We had advances outstanding, including Affordable Housing Program (AHP) advances, at interest rates ranging from 1.78% to 8.62% as of June 30, 2006 and 1.60% to 8.62% as of December 31, 2005. As of June 30, 2006 and December 31, 2005, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted average interest rate of our advances by term to maturity.

	June 30, 2006		December 31, 2005
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(dollars in thousands)
Due in one year or less	$17,116,029	5.07	$11,259,608	4.21
Due after one year through two years	2,633,733	4.82	1,508,481	3.93
Due after two years through three years	2,618,758	4.96	3,868,399	4.40
Due after three years through four years	1,118,181	4.51	1,069,882	4.12
Due after four years through five years	902,551	5.07	889,719	4.93
Thereafter	2,638,027	4.64	2,858,708	4.59

Total par value	27,027,279	4.97	21,454,797	4.30
Overdrawn demand deposit accounts			275
Discounts on advances	(7,612)		(8,526)
Commitment fees	(1,048)		(1,027)
Discount on AHP advances	(319)		(352)
Derivative hedging adjustments	(82,757)		(9,675)

Total	$26,935,543		$21,435,492

Generally, advances may only be prepaid by the member paying us a prepayment fee that makes us financially indifferent to the prepayment. Prepayment fees received in connection with the restructure of an existing advance are included in “Discounts on advances.” We offer callable advances to members, which the member may prepay on certain call dates without incurring prepayment or termination fees. As of June 30, 2006 and December 31, 2005, we had no callable advances outstanding. We also make putable advances in which we have a right to terminate the advance at our discretion. We had putable advances outstanding of $3.4 billion and $3.3 billion as of June 30, 2006 and December 31, 2005.

• Security Terms • We lend to financial institutions involved in housing finance within our district according to federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBank Act requires us to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Seattle Bank, and other eligible real estate-related assets as collateral on such advances. However, community financial institutions, or CFIs, are subject to expanded statutory collateral provisions dealing with small business or agricultural loans. As of June 30, 2006 and December 31, 2005, we had rights to collateral with an estimated fair value greater than outstanding advances. Based on a risk analysis of each member, we may: (1) allow a member to retain possession of collateral, other than securities collateral, assigned to us if the member executes a written security agreement and agrees to hold such collateral for our benefit; or (2) require the member specifically to assign or place physical possession of such collateral with us or our safekeeping agent.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member to the Seattle Bank priority over the claims or rights of any other party. The exceptions are claims that would be entitled to priority under otherwise applicable law and claims by bona fide purchasers for value or by parties that have perfected security interests.

• Credit Risk • We have policies and procedures in place to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowers. Accordingly, we have not provided any allowances for losses on advances.

In addition to collateral held under blanket pledge agreements, we physically held collateral with a fair value of $16.1 billion and $12.3 billion as of June 30, 2006 and December 31, 2005. We had additional collateral with a fair value of $8.4 billion and $6.0 billion specifically segregated and pledged to us by members as of June 30, 2006 and December 31, 2005.

As of June 30, 2006, we held $22.0 million of advances to two borrowers that we classified as substandard. These advances are fully collateralized with high-grade, marketable securities and rights to proceeds from mortgage loan collections. Because the borrowers continue to pay according to contractual requirements and because of our collateral position, we continue to accrue interest on the advances.

• Concentration Risk • Our credit risk from advances is concentrated among commercial banks and savings institutions. As of June 30, 2006 and December 31, 2005, we had advances of $14.1 billion and $10.3 billion outstanding to two member institutions, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., representing 52.1% and 48.0% of total advances outstanding. The income from advances to these member institutions totaled $274.7 million and $333.5 million for the six months ended June 30, 2006 and for the year ended December 31, 2005. We held sufficient collateral to cover the advances to these institutions, and, as a result, we do not expect to incur any credit losses on these advances. These same two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock as of June 30, 2006 and December 31, 2005. See Note 10 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of June 30, 2006 and December 31, 2005.

• Interest-Rate Payment Terms • The following table summarizes advances by interest-rate payment terms.

Interest-Rate Payment Terms	As of June 30, 2006	As of December 31, 2005
(in thousands)
Par Value of Advances
Fixed-rate	$20,107,334	$16,751,372
Variable-rate	6,909,945	4,703,425
Floating to fixed convertible	10,000

Total par value	$27,027,279	$21,454,797

Note 4. Mortgage Loans Held for Portfolio

In accordance with our business plan, we are exiting from the Mortgage Purchase Program (MPP), which has lowered, and will continue to lower, our overall interest-rate risk profile and reduced our operating costs, including costs associated with managing risks related to our mortgage loans held for portfolio. We historically purchased our mortgage loans held for portfolio directly from participating members through the MPP. The mortgage loans held for portfolio represent held-for-investment mortgage loans that our members originated, service, and support with credit enhancements. As of June 30, 2006 and December 31, 2005, 88.7% and 88.5% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock as of June 30, 2006 and December 31, 2005. For more information, see Note 10.

The following table summarizes information on mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio	As of June 30, 2006	As of December 31, 2005
(in thousands)
Fixed, medium-term*, single-family mortgage loans	$1,130,079	$1,222,163
Fixed, long-term, single-family mortgage loans	5,609,277	5,960,379

Total loan principal	6,739,356	7,182,542
Unamortized premiums	80,533	79,147
Unamortized discounts	(46,329)	(46,082)

Total	$6,773,560	$7,215,607

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of June 30, 2006 and December 31, 2005 was comprised of government-insured mortgage loans totaling $329.9 million and $383.4 million and conventional mortgage loans totaling $6.4 billion and $6.8 billion. See Note 9 for the estimated fair value of the mortgage loans held for portfolio as of June 30, 2006 and December 31, 2005.

We require the member to fund a lender risk account (LRA), either up front as a portion of the purchase proceeds or over time through setting aside a portion of the monthly payment collected. The LRA amount funded by the member is the greater of the expected losses, based on an evaluation of the portfolio or a representative sample of the portfolio, or the minimum amount required by the supplemental mortgage insurance (SMI) provider in order to provide SMI. The LRA funds are used to offset any losses that may occur, with excess funds distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. As of June 30, 2006 and December 31, 2005, we held amounts of $18.7 million and $16.5 million in our LRA. See Note 1 of the 2005 Audited Financials for additional information.

As of June 30, 2006, we had $48.1 million of mortgage loans delinquent 90 days or more, compared to $67.5 million as of December 31, 2005, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2006 and December 31, 2005, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the LRA and SMI, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

Note 5. Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

• Interest-Rate Payment Terms • The following table summarizes the par value of consolidated obligation bonds and discount notes outstanding by interest-rate payment terms.

Interest-Rate Payment Terms	As of June 30, 2006	As of December 31, 2005
(in thousands)
Fixed-rate bonds	$38,835,705	$37,786,010
Simple variable-rate bonds	620,000	300,000
Discount notes	10,323,651	10,646,479

Total consolidated obligations par value	$49,779,356	$48,732,489

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds outstanding by term to maturity.

	As of June 30, 2006		As of December 31, 2005
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(dollars in thousands)
Due in one year or less	$11,938,930	4.26	$8,635,775	3.44
Due after one year through two years	7,008,105	4.25	7,957,230	4.21
Due after two years through three years	6,486,550	4.27	6,527,550	3.94
Due after three years through four years	2,495,485	4.64	3,260,500	4.64
Due after four years through five years	2,142,375	4.80	1,963,300	4.55
Thereafter	9,384,260	5.35	9,741,655	5.33

Total par value	39,455,705	4.57	38,086,010	4.33
Premiums	34,735		45,890
Discounts	(77,285)		(70,100)
Derivative hedging adjustments	(302,887)		(180,243)

Total	$39,110,268		$37,881,557

The amounts in the table above include consolidated obligation bonds obtained through transfers of $1.3 billion par value from the FHLBank of Chicago and $50.0 million par value from the FHLBank of Pittsburgh, which transfers included $32.1 million of associated bond discount as of June 30, 2006 and December 31, 2005.

Consolidated obligation bonds outstanding as of June 30, 2006 and December 31, 2005, include callable bonds, which we may prepay on certain call dates without incurring prepayment or termination fees, totaling $20.1 billion and $19.2 billion. We continue to classify our debt as callable after the last call date has passed.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms.

Consolidated Obligation Bonds	As of June 30, 2006	As of December 31, 2005
(in thousands)
Non-callable or non-putable	$18,923,910	$18,473,880
Callable	20,127,695	19,208,030
Putable	404,100	404,100

Total	$39,455,705	$38,086,010

The following table summarizes the par value of consolidated obligation bonds outstanding by term to maturity or next call date.

Term to Maturity or Next Call Date	As of June 30, 2006	As of December 31, 2005
(in thousands)
Due in one year or less	$25,989,050	$22,854,080
Due after one year through two years	3,525,005	4,721,130
Due after two years through three years	3,527,000	3,650,000
Due after three years through four years	1,159,485	1,728,500
Due after four years through five years	862,375	648,300
Thereafter	4,392,790	4,484,000

Total par value	$39,455,705	$38,086,010

Note 6. Capital

• Capital Requirements • We are subject to three regulatory capital requirements.

First, we must maintain at all times permanent capital in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal law and regulations. Only permanent capital, which is Class B stock and retained earnings, satisfies this risk-based capital requirement. The Finance Board has the authority to require us to maintain a greater amount of permanent capital than is required by our risk-based capital requirement, but has not done so.

Second, we are required to maintain at least a four percent capital-to-assets ratio at all times. However, as described below, we are subject to a higher requirement. For purposes of the capital-to-assets ratio, capital is defined as permanent capital plus nonpermanent capital, divided by total assets.

Third, we are required to maintain at least a five percent leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted by a 1.5 multiplier plus nonpermanent capital, divided by total assets.

For regulatory purposes, mandatorily redeemable Class B stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of June 30, 2006		As of December 31, 2005
Regulatory Capital Requirements	Required	Actual	Required	Actual
(dollars in thousands)
Risk-based capital	$336,435	$2,282,993	$461,462	$2,267,552
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.32%
Total regulatory capital	$2,127,567	$2,282,993	$2,101,663	$2,267,552
Leverage ratio	5.00%	6.44%	5.00%	6.47%
Leverage capital	$2,659,459	$3,424,490	$2,627,079	$3,401,328

• Supervisory Capital Requirements • Under our business plan, which was submitted to the Federal Housing Finance Board (Finance Board) in April 2005, and accepted in May 2005, in accordance with the written agreement dated December 10, 2004 between the Seattle Bank and the Finance Board, we must maintain a minimum regulatory capital-to-assets ratio of 4.25%. We were in compliance with the applicable regulatory and supervisory capital requirements at all times during the first six months of 2006 and during 2005. From time to time, adherence to our minimum capital-to-assets ratio may constrain our capacity to make advances to members because advances may increase our total assets without increasing our permanent capital. In June 2005, the Board of Directors authorized the use of membership stock to satisfy the members’ advances stock purchase requirement after all excess Class B(1) and Class B(2) stock has been used to allow our members to access more advances funding. This authorization allows for the increase of our total assets through the funding of additional advances without increasing our permanent capital, as members can support advances using their already outstanding membership stock instead of purchasing additional capital stock to support the advances.

• Dividends • Generally, under our capital plan, our Board of Directors can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings. Dividends on Class B(1) stock will be in the amount and form as may be declared by the Board of Directors, except that dividends may not exceed the sum of: (1) our net earnings for that quarter; plus (2) net earnings previously retained by us; less (3) the amount of any dividends that the Board of Directors declares on Class B(2) stock that quarter.

To meet Finance Board conditions for the acceptance of our business plan, our Board of Directors adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any dividends and providing that any future dividends declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision (OS Director) of the Finance Board. This policy will be in effect until formally revoked by our Board of Directors, following approval by the OS Director.

• Mandatorily Redeemable Class B Stock • As of June 30, 2006 and December 31, 2005, we had $68.6 million and $66.3 million in Class B stock subject to mandatory redemption with 15 and 11 members and former members. These amounts have been classified as “mandatorily redeemable Class B stock” in the Statements of Condition.

The following table summarizes our activity relating to mandatorily redeemable Class B stock.

Mandatorily Redeemable Class B Stock	For the six months ended June 30, 2006	For the year ended December 31, 2005
(in thousands)
Balance, beginning of period	$66,259	$64,139
Capital stock subject to mandatory redemption reclassified to liability
Membership withdrawals	2,322	2,387
Other redemptions		65,100
Capital stock subject to mandatory redemption reclassified to equity		(65,515)
Imputed interest and dividends		148

Balance, end of period	$68,581	$66,259

• Capital Concentration • Two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held Class B stock totaling 38.1% and 38.2% of our total outstanding Class B stock and mandatorily redeemable Class B stock as of June 30, 2006 and December 31, 2005. See Note 10 for additional information. No other member held more than 10% of our outstanding Class B stock and mandatorily redeemable Class B stock as of these dates.

• Proposed Amendments to Capital Plan • In May 2006, our Board of Directors approved amendments to our capital plan to encourage new advance activity. If the Finance Board approves these amendments, we would create an excess stock pool to permit members to use other members’ excess stock and we would create Class A stock, in each case, to support new advances. We anticipate that Class A stock would be subject to the same advances-activity-based stock purchase requirement as for Class B stock. One consequence of such amendments would be that any additional advance activity supported by the excess stock pool or purchases of Class A stock could adversely affect our capital-to-assets ratio, which is required to be at least 4.25%. The need to maintain our minimum capital-to-assets ratio could further constrain the growth of our advances from time to time.

• Excess Stock • As of June 30, 2006 and December 31, 2005, our members held $747.0 million and $563.2 million in capital stock in excess of the minimum amount required to be held in accordance with our capital plan.

Note 7. Segment Information

We have historically offered products and services through two operating segments: traditional member finance and the MPP.

Our traditional member finance activities include making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. We also include in this segment investments in financial instruments that are used for liquidity and to generate income on member capital. In addition, the traditional member finance segment includes derivative instruments used as economic hedges to manage our overall interest-rate risk. The MPP segment consists of mortgage loans we hold as a result of purchases from participating members.

Each segment includes the debt funding and derivative instruments either specifically associated with or allocated to the segment’s assets, as well as other income such as service or pair-off fees. Operating expenses identified to a specific segment, such as salaries and benefits, hardware and software licensing and service fees, and other contractual services, are included in each segment. Operating expenses that are not directly associated with each segment are allocated based on its relative percentage of specifically identified operating expenses to total specifically identified operating expenses. Finally, each operating segment shares in our AHP and REFCORP assessments based on its relative percentage of income before assessments.

The following table summarizes our condensed statements of income by operating segment for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Total Income by Operating Segment	2006	2005	2006	2005
(in thousands)
Traditional Member Finance
Interest income	$508,778	$336,075	$977,917	$646,760
Interest expense	500,124	320,194	957,510	609,888

Net interest income	8,654	15,881	20,407	36,872
Other income (loss)	1,131	(11,726)	3,449	(12,044)
Other expenses	(8,141)	(10,523)	(16,572)	(21,466)

Income before assessments	1,644	(6,368)	7,284	3,362
Assessments	(436)	1,662	(1,929)	(898)

Net income (loss)	$1,208	$(4,706)	$5,355	$2,464

Mortgage Purchase Program
Interest income	$110,267	$124,912	$220,944	$264,134
Interest expense	105,271	119,112	207,443	243,522

Net interest income	4,996	5,800	13,501	20,612
Other income (loss)		(15,955)	6	(18,499)
Other expenses	(3,272)	(4,814)	(6,534)	(10,088)

Income before assessments	1,724	(14,969)	6,973	(7,975)
Assessments	(458)	3,972	(1,848)	2,077

Net income (loss)	$1,266	$(10,997)	$5,125	$(5,898)

Traditional Member Finance and Mortgage Purchase Program
Interest income	$619,045	$460,987	$1,198,861	$910,894
Interest expense	605,395	439,306	1,164,953	853,410

Net interest income	13,650	21,681	33,908	57,484
Other income (loss)	1,131	(27,681)	3,455	(30,543)
Other expenses	(11,413)	(15,337)	(23,106)	(31,554)

Income before assessments	3,368	(21,337)	14,257	(4,613)
Assessments	(894)	5,634	(3,777)	1,179

Net income (loss)	$2,474	$(15,703)	$10,480	$(3,434)

The following table summarizes our total assets by operating segment as of June 30, 2006 and December 31, 2005.

Total Assets by Operating Segment	As of June 30, 2006	As of December 31, 2005
(in thousands)
Traditional Member Finance	$44,081,393	$42,909,963
Mortgage Purchase Program	9,107,785	9,631,607

Total	$53,189,178	$52,541,570

Note 8. Derivatives and Hedging Activities

In accordance with Finance Board regulation, we enter into derivatives to reduce the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions and achieve our risk management objectives. In addition, we formerly entered into derivatives as an intermediary between our members and counterparties. We use derivatives when they are considered the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (i.e., economic hedges). As a result, we recognize the realized and unrealized change in fair value of these derivatives in “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability, or firm commitment.

For the six months ended June 30, 2006 and 2005, we recorded a $2.5 million net gain and a $50.3 million net loss on derivatives and hedging activities in other income. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the six months ended June 30, 2006 or 2005.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006		As of December 31, 2005
Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$21,600,666	$(225,898)	$17,359,659	$(175,885)
Economic	645,500	(192)	773,300	53
Interest-rate cap/floor
Fair value	110,000	1,931	30,000	859
Economic	300,000	933	300,000	782

Total	$22,656,166	$(223,226)	$18,462,959	$(174,191)

Accrued interest		91,666		53,631

Net derivative balances		$(131,560)		$(120,560)

Derivative balances
Assets		$36,839		$13,205
Liabilities		(168,399)		(133,765)

Net derivative balances		$(131,560)		$(120,560)

The fair values of embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $101,612 in unrealized net loss related to a $170.0 million consolidated obligation bond outstanding as of June 30, 2006. There were no embedded derivatives as of December 31, 2005.

Note 9. Estimated Fair Value

We have determined the fair value estimates using available market information and our best judgment of appropriate valuation methods. These estimates are based on information available to us as of June 30, 2006 and December 31, 2005. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which would take into account other factors including future business opportunities.

• Fair Value Summary Table • The following tables summarize the carrying value and estimated fair values of our financial instruments as of June 30, 2006 and December 31, 2005.

As of June 30, 2006	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
(in thousands)
Assets
Cash and due from banks	$1,320	$	$1,320
Interest-bearing deposits	1,165,070	(131)	1,164,939
Federal funds sold	3,574,000	(130)	3,573,870
Held-to-maturity securities	14,402,240	(406,906)	13,995,334
Advances	26,935,543	(15,443)	26,920,100
Mortgage loans held for portfolio	6,773,560	(396,329)	6,377,231
Accrued interest receivable	267,145		267,145
Derivative assets	36,839		36,839
Other assets	19,718		19,718
Liabilities
Deposits	(692,603)	29	(692,574)
Securities sold under agreements to repurchase	(197,250)		(197,250)
Consolidated obligations:
Discount notes	(10,278,152)	1,417	(10,276,735)
Bonds	(39,110,268)	494,029	(38,616,239)
Mandatorily redeemable Class B stock	(68,581)		(68,581)
Accrued interest payable	(401,008)		(401,008)
Derivative liabilities	(168,399)		(168,399)
Other liabilities	(31,434)		(31,434)
Other
Commitments to extend credit for advances	(1,048)		(1,048)
Commitments to issue consolidated obligation bonds		402	402

As of December 31, 2005	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
(in thousands)
Assets
Cash and due from banks	$4,124		$4,124
Interest-bearing deposits	1,430,367	15	1,430,382
Securities purchased under agreement to resell	850,000		850,000
Federal funds sold	6,428,000	(45)	6,427,955
Held-to-maturity securities	14,877,594	(292,895)	14,584,699
Advances	21,435,492	28,051	21,463,543
Mortgage loans held for portfolio	7,215,607	(190,257)	7,025,350
Accrued interest receivable	250,943		250,943
Derivative assets	13,205		13,205
Liabilities
Deposits	(800,820)	21	(800,799)
Securities sold under agreements to repurchase	(393,500)		(393,500)
Consolidated obligations:
Discount notes	(10,620,951)	2,843	(10,618,108)
Bonds	(37,881,557)	89,187	(37,792,370)
Mandatorily redeemable Class B stock	(66,259)		(66,259)
Accrued interest payable	(377,236)		(377,236)
Derivative liabilities	(133,765)		(133,765)
Other
Commitments to extend credit for advances	(1,027)		(1,027)
Commitments to issue consolidated obligation bonds		77	77

Note 10. Transactions with Related Parties and other FHLBanks

• Transactions with Members • We are a cooperative whose members own our Class B stock and may receive dividends on their investments in our stock. In addition, certain former members that have outstanding transactions with us, such as advances, are also required to maintain their investment in our Class B stock until the transactions mature or are paid off and the capital stock is redeemed. Virtually all our advances are issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. Such transactions with members are entered into in the normal course of business. In instances where a member also has an officer or director who is a director of the Seattle Bank, transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board. For purposes of these financial statements, we define related parties as those members with Class B stock outstanding in excess of 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock.

In addition, we have investments in federal funds sold, interest-bearing deposits, and mortgage-backed securities with members or their affiliates. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers. In addition, in the past we entered into offsetting interest-rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties, although we discontinued offering this service as a standard product in mid-2004. These transactions were also executed at market rates.

For member transactions related to:

•	concentration associated with advances, see Note 3;

•	concentration associated with mortgage loans held for portfolio, see Note 4;

•	concentration associated with capital stock, see Note 6; and

•	concentration of investments in mortgage-backed securities purchased from members or affiliates of certain members, see Note 2.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates and former members and their affiliates as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
(in thousands)
Assets
Cash	$463	$511
Interest-bearing deposits	300,000	300,000
Federal funds sold	30,000	580,000
Held-to-maturity securities	1,802,593	1,665,719
Advances*	26,872,294	21,377,438
Mortgage loans held for portfolio	6,767,585	7,215,404
Accrued interest receivable	123,410	131,614
Derivative assets	23,298	3,709

Total assets	$35,919,643	$31,274,395

Liabilities
Deposits	$671,435	$624,924
Mandatorily redeemable Class B stock	58,628	58,779
Derivative liabilities	19,430	9,260

Total liabilities	$749,493	$692,963

Other
Notional amount of derivatives	$3,245,600	$2,998,857
Letters of credit	$118,565	$109,934

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances*	$299,923	$171,683	$545,593	$315,940
Prepayment fees on advances	78	465	422	2,128
Interest-bearing deposits	1,487		4,149
Federal funds sold	5,887	152	10,944	312
Held-to-maturity securities	26,310	18,046	45,208	37,197
Mortgage loans held for portfolio	91,409	111,557	185,169	248,825

Total interest income	425,094	301,903	791,485	604,402

Interest Expense
Deposits	7,230	4,843	14,920	9,627
Consolidated obligations*	2,485	423	3,410	(115)
Mandatorily redeemable Class B stock				(3)

Total interest expense	9,715	5,266	18,330	9,509

Net Interest Income	$415,379	$296,637	$773,155	$594,893

Other Income (Loss)
Service Fees	$426	$530	$883	$1,050
Net gain (loss) on derivatives and hedging activities	(1,095)	3,445	(637)	1,609
Other income	35		81

Total other (loss) income	$(634)	$3,975	$327	$2,659

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Certain Members • The following tables set forth information at the dates and for the periods indicated with respect to the Seattle Bank’s transactions with:

•	members and former members holding more than 10% of the outstanding shares of our capital stock at each respective period end;

•	members or former members with a representative serving on our Board of Directors at any time during the respective dates or during the respective periods; and

•	affiliates of the foregoing members or former members.

	As of June 30, 2006	As of December 31, 2005
(in thousands)
Assets
Cash	$463	$511
Federal funds sold		280,000
Held-to-maturity securities	370,565	514,015
Advances*	17,632,845	13,453,796
Mortgage loans held for portfolio	6,135,868	6,588,757
Accrued interest receivable	111,431	93,930
Derivative assets	15,111	3,709

Total assets	$24,266,283	$20,934,718

Liabilities
Deposits	$27,246	$22,700

Total liabilities	$27,246	$22,700

Other
Notional amount of derivatives	$508,900	$565,900
Letters of credit	$10,987	$12,056

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances*	$195,052	$109,679	$347,714	$198,360
Prepayment fees on advances				1,365
Federal funds sold	4,389	116	7,811	237
Held-to-maturity securities	3,819	3,247	9,555	6,856
Mortgage loans held for portfolio	82,839	98,021	167,961	218,043

Total interest income	286,099	211,063	533,041	424,861

Interest Expense
Deposits	574	110	769	198
Consolidated obligations*	168	141	400	140

Total interest expense	742	251	1,169	338

Net Interest Income	$285,357	$210,812	$531,872	$424,523

Other Loss
Net gain on derivatives and hedging activities	$(96)	$(869)	$(42)	$1,531
Other loss	(6)		(16)

Total other loss	$(102)	$(869)	$(58)	$1,531

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Other FHLBanks • Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers from other FHLBanks, see Note 5.

Note 11. Commitments and Contingencies

All FHLBanks have joint and several liability for the consolidated obligations issued on behalf of the FHLBanks, the Finance Board, and the Office of Finance (collectively, the FHLBank System). Accordingly, one or more of the FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any FHLBank’s consolidated obligations, even in the absence of a default of an FHLBank. Although it has never occurred, to the extent that an FHLBank would make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the other FHLBank. However, if the Finance Board determines that an FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding or on any other basis the Finance Board may determine. No FHLBank has ever defaulted on a consolidated obligation, and the joint and several requirements have never been invoked.

The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $958.5 billion and $937.5 billion as of June 30, 2006 and December 31, 2005.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2006 or in the year ended December 31, 2005.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $55.1 million and $37.8 million, as of June 30, 2006 and December 31, 2005. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $118.6 million and $109.9 million as of June 30, 2006 and December 31, 2005 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires May 2008. Total commitments for bond purchases were $71.7 million as of June 30, 2006 and $75.6 million as of December 31, 2005.

We entered into agreements to issue $1.2 billion and $80 million par value of consolidated obligation bonds as of June 30, 2006 and December 31, 2005.

As of June 23, 2006, the FHLBanks entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or the Contingency Agreement, effective as of July 20, 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by government-sponsored enterprises, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the Contingency Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle, or the Seattle Bank, regarding future events and developments, including future operating results, growth in assets, and continued success of our products. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words “will,” “believe,” “expect,” “intend,” “may,” “could,” “should,” “anticipate,” and words of similar nature are intended in part to help identify forward-looking statements.

Future results, events and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty that may cause actual results to differ materially from those we currently anticipate. See “Part II. Item 1A. Risk Factors” for additional information on risks and uncertainties. Consequently, there is no assurance that the expected events and developments will occur. Factors that may cause actual results, events and developments to differ materially from those discussed in this report include, among others, the following:

•	a significant change in interest rates;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments, or our failure to effectively hedge these instruments;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	actions by the Federal Housing Finance Board, or the Finance Board, relating to our Board of Directors’ proposed amendments to our capital plan, including those regarding the creation of an excess stock pool to permit members to use other members’ excess stock and to issue Class A stock to support new advances;

•	failure to satisfy hedge accounting criteria under accounting principles generally accepted in the United States, or U.S. GAAP, in hedging our interest-rate risk;

•	regulatory or legislative changes that could cause us to modify our current structure, policies, or business operations (for example, issuance of a final regulation in the form of the Finance Board’s recently proposed regulation relating to excess stock restrictions and retained earnings requirements);

•	withdrawal of one or more large members or consolidation among our members;

•	changes in accounting rules or in the interpretation of existing accounting rules;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Finance Board, and the Office of Finance, or, collectively, the FHLBank System;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	adverse changes in local and national economic conditions; and

•	events such as terrorism, natural disasters, or other catastrophic events could disrupt the financial markets where we obtain funding, our borrowers’ ability to repay advances, or the value of the collateral that we hold.

These cautionary statements apply to all related forward-looking statements, wherever they appear in the report. We do not undertake to update any forward-looking statements that we make in this report or that we may make from time to time.

Overview

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa, Guam, and the Northern Mariana Islands. All federally insured depository institutions and insurance companies engaged in residential housing finance and community financial institutions located in the Seattle Bank’s district are eligible to apply for membership. Eligible institutions must purchase specified amounts of capital stock in the Seattle Bank as a condition of membership. Members generally are assigned a credit line at the time they join, based on our evaluation of their financial condition, and are eligible to receive dividends, if and when payable, on their capital stock holdings. Members are subject to activity-based capital stock purchase requirements, which may require them to purchase additional stock if the amount of business they do with us increases. All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period following the acquisition of a member by a nonmember.

Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to individuals and communities in need. We fund these grants and loans through the Affordable Housing Program, or AHP, and a number of other community investment programs.

In December 2004, we entered into an agreement with the Finance Board, or the Finance Board agreement, in connection with our 2004 Finance Board examination. The Finance Board agreement required us to develop a three-year business and capital management plan and submit it to the Finance Board’s Office of Supervision, and imposes certain other requirements and limitations. In April 2005, we submitted our three-year business and capital management plan to the Finance Board. In May 2005, the Finance Board accepted our three-year business and capital management plan, subject to our adoption of certain dividend and stock repurchase restrictions. See “– Capital Resources and Liquidity – Capital Resources – Class B Stock” for more information. We refer to the three-year business and capital management plan, as updated from time to time, as the business plan. In accordance with the business plan, our Board of Directors has directed and overseen a number of actions to change the Seattle Bank’s business focus. These actions include changing our senior management, refocusing our strategic direction on advances, and exiting the MPP.

See our registration statement on Form 10, as amended (the “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for additional information on the Finance Board agreement and the business plan.

Quarterly Summary

This discussion and analysis reviews our financial condition as of June 30, 2006 and December 31, 2005 and our results of operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with our Form 10, including our audited financial statements and related notes for the year ended December 31, 2005, and our unaudited financial statements and condensed notes for the quarter ended June 30, 2006 included elsewhere in this report.

As of June 30, 2006, we had total assets of $53.2 billion, total deposits of $692.6 million, and retained earnings of $79.2 million, compared to total assets of $52.5 billion, total deposits of $800.8 million, and retained earnings of $68.8 million as of December 31, 2005. The increase in assets primarily resulted from refocusing our business on advances, with advances increasing $5.5 billion as of June 30, 2006, compared to December 31, 2005.

For the three and six months ended June 30, 2006, we reported net income of $2.5 million and $10.5 million, compared to net loss of $15.7 million and $3.4 million for the three and six months ended June 30, 2005. These increases in net income were primarily a result of increased other income due to lower hedging costs and related activities and decreased other expenses resulting from, among other things, reduced staff.

Our financial condition as of June 30, 2006 and operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the financial condition and the operating results that may be expected as of and for the year ending December 31, 2006 or any future dates or periods.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated:

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
(dollars in millions)
Statements of Condition (at period end)
Total assets	$53,189	$53,376	$52,542	$53,008	$49,422
Cash and investments (1)	19,143	24,199	23,590	27,543	20,837
Advances	26,936	21,924	21,435	17,677	18,721
Mortgage loans held for portfolio	6,774	7,003	7,216	7,561	9,575
Deposits and other borrowings	890	1,101	1,194	1,246	1,375
Primary obligations on consolidated obligations	49,388	49,143	48,503	48,705	44,794
Affordable Housing Program (AHP)	26	28	31	37	39
Payable to (Receivable from) Resolution Funding Corporation (REFCORP)	1	2	(3)		(4)
Class B(1)/B(2)—putable or capital stock—putable	2,135	2,131	2,133	2,133	2,133
Total capital	2,214	2,208	2,201	2,210	2,197
Statements of Income (for the three-month period ended)
Interest income	$619	$580	$544	$506	$461
Net interest income	14	20	15	24	22
Other income	1	2	(7)	10	(28)
Other expense	11	12	20	15	15
Income before AHP and REFCORP assessments	3	11	(12)	20	(21)
AHP and REFCORP assessments	1	3	(3)	5	(6)
Net income	2	8	(9)	14	(16)
Financial Statistics (for the three-month period ended)
Return on average equity	0.45%	1.47%	(1.65)%	2.57%	(2.96)%
Return on average assets	0.02	0.06	(0.07)	0.11	(0.13)
Equity-to-assets ratio (2)	4.30	4.30	4.32	4.37	4.50
Total capital-to-assets ratio (3)	4.29	4.26	4.32	4.29	4.58
Net interest margin (4)	0.10	0.16	0.12	0.18	0.18

(1)	Investments include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Equity-to-assets ratio is average capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total average assets.

(3)	Total capital-to-assets ratio is capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total assets at the end of the period.

(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The composition of our assets changed during the first six months of 2006 from year-end 2005, primarily reflecting our decisions to emphasize our advances, including exiting the MPP. During the first six months of 2006, we increased advances by $5.5 billion, with advances increasing to 50.6% of our total assets as of June 30, 2006. During 2005, we increased our advances by $6.5 billion, or 44%. We seek to continue to increase our advances by offering additional advance products, using differential pricing, and enhancing our marketing efforts. In addition, we anticipate that our mortgage loan portfolio will continue to decrease as mortgage loans are paid off, our advances will continue to increase, and our investments will decrease as a percentage of our total assets.

The following table summarizes our total assets by major asset classes, as of the dates indicated.

	As of June 30, 2006	As of December 31, 2005
Advances	50.6%	40.8%
Investments	36.0	44.9
Mortgage loans held for portfolio	12.7	13.7
Other assets	0.7	0.6

Total	100.0%	100.0%

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. We also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products, such as advances. Restrictions on our ability to repurchase our capital stock prior to the end of the five-year redemption period and pay dividends on our capital stock have reduced our members’ willingness to purchase our stock and, therefore, have limited the amount of capital we receive from the issuance of stock.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of June 30, 2006, we had net unrealized market value losses of $323 million. Because of these net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was 85.4% as of June 30, 2006. Our net unrealized market value losses have decreased from $390 million reported as of June 30, 2005, largely due to the maturity of a portion of our low-yield investments with maturities of three years or less, partially offset by rising short-term interest rates. We measure the market value of our equity as the present value of the expected net cash flows from all our existing assets, liabilities, and commitments. Our calculation of market values involves estimates of the market value of our assets, liabilities, and commitments, which may interject imprecision into any unrealized market-value gains or losses that we report.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by $5.5 billion, to $26.9 billion, as of June 30, 2006, compared to December 31, 2005. This increase was primarily the result of our continued emphasis on our advance business. For the six months ended June 30, 2006, new advances totaled $54.0 billion, while maturing advances totaled $48.5 billion. This level of activity was significantly higher than that of the same period of 2005, when new advances totaled $37.6 billion and maturing advances totaled $33.8 billion. The increase in advance activity during the first half of 2006 was primarily attributable to advances made to our larger members.

As of June 30, 2006, five members held 66% of our outstanding advances, compared to 65% as of December 31, 2005. Two of these members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., had advances totaling 52% of our outstanding advances as of June 30, 2006 (one with 34% and another with 18%), compared to two members with 48% of our outstanding advances as of December 31, 2005 (one with 28% and another with 20%). No other borrower held over 10% of our outstanding advances as of June 30, 2006 or December 31, 2005. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. As we refocus our business on our advances, we expect that the concentration of advances with our largest borrowers will remain significant.

As of June 30, 2006, 63% of our advance portfolio had a remaining term to maturity of less than one year, compared to 52% as of December 31, 2005. The increase for the six months ended June 30, 2006 was primarily due to additional advances made to our largest borrowers. The total weighted-average interest rate on our advance portfolio as of June 30, 2006 was 4.97%, compared to 4.30% as of December 31, 2005. From December 31, 2005 to June 30, 2006, short-term interest rates increased substantially, while, in general, long-term interest rates modestly increased. As a result, the weighted-average interest rates on our advances with maturities of less than two years increased faster than the weighted-average interest rates on advances with maturities of two years or more, and the total weighted-average interest rate increased on our advance portfolio. For additional information on advances, see Note 8 of the related notes to our audited financial statements for the year ended December 31, 2005 and Note 3 of the condensed notes to our unaudited financial statements for the quarter ended June 30, 2006.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rate, as of the dates indicated.

	As of June 30, 2006		As of December 31, 2005
Term of Maturity	Amount	Weighted- Average Interest Rate %	Amount	Weighted- Average Interest Rate %
(dollars in thousands)
Due in one year or less	$17,116,029	5.07	$11,259,608	4.21
Due after one year through two years	2,633,733	4.82	1,508,481	3.93
Due after two years through three years	2,618,758	4.96	3,868,399	4.40
Due after three years through four years	1,118,181	4.51	1,069,882	4.12
Due after four years through five years	902,551	5.07	889,719	4.93
Thereafter	2,638,027	4.64	2,858,708	4.59

Total par value	27,027,279	4.97	21,454,797	4.30
Overdrawn demand deposit accounts			275
Discounts on advances	(7,612)		(8,526)
Unamortized commitment fees	(1,048)		(1,027)
Discount on Affordable Housing Program advances	(319)		(352)
Derivative hedging adjustments	(82,757)		(9,675)

Total	$26,935,543		$21,435,492

The percentage of variable-rate advances as a portion of our total advances as of June 30, 2006 was 25.6%, compared to 21.9% as of December 31, 2005. Of advances originated during the first six months of 2006 and outstanding as of June 30, 2006, 36.3% of those advances were variable-rate advances.

The following table summarizes our advance portfolio by interest-rate payment terms, as of the dates indicated.

	As of June 30, 2006	As of December 31, 2005
Fixed-rate	74.4%	78.1%
Variable-rate	25.6	21.9

Total	100.0%	100.0%

Member Demand for Advances. Many factors affect the demand for advances, including changes in interest rates and changes in member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. The Seattle Bank’s pricing alternatives include: (1) differential pricing, through which a member can obtain lower advance rates on large transactions, as set within parameters established by our Asset and Liability Management Committee under authority delegated by our Chief Executive Officer and overseen by the Board of Directors; (2) advance window daily market pricing; and (3) auction funding, through which borrowers can generally save five basis points or more, but which is offered only two times per week. Our additional advance products, increased use of differential pricing, and enhanced marketing efforts, have increased advance balances. For the six months ended June 30, 2006, differentially priced advances accounted for 80% of new advances, compared to 46% for the year ended December 31, 2005. Window advances and auction-priced advances accounted for 10% and 10% of the advances made for the six months ended June 30, 2006, compared to 45% and 9% of advances made for 2005.

We believe that the use of differential pricing gives us greater flexibility to compete with regard to rates for more advances business. This means that rates on advances may be lower for some members than for others in order to be competitive with lower rates available to those members that have alternative funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower rates than our smaller members. We believe that the use of differential pricing has increased our advance balance and will continue to do so in the future, and that the increased volume compensates us for any reduction in overall yield due to differential pricing.

Finally, demand for advances may be affected by whether we pay dividends on the stock our members are required to purchase in connection with such advances and any applicable restrictions on their ability to have that stock redeemed or repurchased by us. Consequently, demand for advances, particularly those that require new stock purchases, has been limited as a result of our action to suspend the declaration or payment of dividends and to suspend the repurchases of capital stock prior to the end of the statutory five-year redemption period for FHLBank stock, without in each case prior approval of the Director of the Finance Board’s Office of Supervision, or the OS Director.

In June 2005, the Board of Directors implemented a change to our capital plan that allows our members to support new advances with their outstanding membership stock, which is stock that a member is required to hold in order to maintain its membership. This change effectively allows members access to additional advances, making borrowing more attractive to our members, especially those with large membership stock balances that would otherwise have been required to purchase additional capital stock in order to increase the amount of their advances. As of June 30, 2006, 7% of our members had used membership stock to support $1.1 billion in additional advances. One consequence of this change, however, is that our capital will not increase as a result of the increase in advances supported by membership stock. Because we must maintain a minimum capital-to-assets ratio of 4.25%, this lack of growth in capital could constrain the growth of our advances from time to time.

In addition, on March 31, 2006, our Board of Directors lowered the advances-activity-based stock purchase requirement from 3.5% to 2.5% on new advances activity. This requirement calls for members to hold stock representing a set percentage of the member’s outstanding advances (minus the membership stock requirement). The Board intends to review this requirement periodically, and may raise it in light of factors such as our capital-to-assets ratio, our leverage ratio, any then-applicable limits on the amount of excess stock we are permitted to have outstanding, and whether and to what extent we have been able to implement an excess stock pool or issue Class A stock to support new advances. As a result of our lower advances-activity-based stock purchase requirement, any additional purchases of capital stock for advances activity would likely not be in proportion to our minimum capital-to-assets ratio of 4.25%. The lack of proportionate capital growth on advances, compared to our required capital-to-assets ratio, may constrain the growth of our advances from time to time.

Because some of our members have already fully leveraged their ownership of our capital stock with advances, and we expect more to reach the point where they are required to purchase our capital stock in order to increase their advance borrowings, our Board of Directors is seeking authority to implement a new class of our capital stock – Class A stock – that would support additional advances, but would not be subject to the restrictions on repurchase that apply to our Class B stock. The Class A stock, if approved for issuance, could also facilitate our recruitment of new members. In March 2006, our Board of Directors approved and sent to the Finance Board for approval a proposed amendment to our capital plan that, if approved, would authorize us to issue Class A stock. We anticipate that Class A stock would be subject to the same advances-activity-based stock purchase requirement as for Class B stock, but would be redeemable within six months of a redemption request. In May 2006, the Board approved and sent to the Finance Board additional amendments to the capital plan, which include the creation of an excess stock pool to permit members to use other members’ excess stock to support new advances. We do not anticipate that a member would purchase Class A stock if it could support its new advances through the use of the excess stock pool. One consequence of these amendments, if approved, would be that any additional purchases of capital stock would likely not be in proportion to our minimum capital-to-assets ratio of 4.25%, which could further constrain the growth of our advances from time to time. See “– Capital Resources and Liquidity – Capital Resources.”

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2006 and December 31, 2005, we had advances of $14.1 billion and $10.3 billion outstanding to two members, which represented 52% and 48% of our total advances outstanding. We held sufficient collateral to cover the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

As of June 30, 2006, we had $22.0 million of outstanding advances to two borrowers that we classified as substandard. These advances are fully collateralized with high-grade, marketable securities, and rights to proceeds from mortgage loans in our possession. Because the borrowers continue to pay according to contractual requirements, and because of our collateral position, we continue to accrue interest and do not expect to incur any credit losses on these advances.

Investments

We maintain a portfolio of short-term investments and a portfolio of long-term investments, primarily mortgage-backed securities and agency investments, for liquidity purposes and to generate returns on our capital. During the latter part of 2005 and the first half of 2006, we increased our short-term investments in order to more fully use our capital and provide liquidity for funding advances growth. As advance balances continue to increase, we expect investments, particularly short-term investments, to continue to decline as a proportion of our total assets.

The following table summarizes our investments, both short- and long-term, as of the dates indicated.

	As of June 30, 2006	As of December 31, 2005
(in thousands)
Short-Term Investments:
Federal funds sold	$3,574,000	$6,428,000
Interest-bearing deposits	1,144,000	1,415,007
Securities purchased under agreements to resell		850,000
Commercial paper		194,106

Total short-term investments	$4,718,000	$8,887,113

Long-Term Investments:
Consolidated obligations of other FHLBanks	5,024,951	5,274,944
Mortgage-backed securities	6,496,094	6,471,324
Other U.S. agency obligations	172,279	221,671
Government-sponsored enterprise obligations	2,694,400	2,698,649
State or local housing agency obligations	14,516	16,900

Total long-term investments	$14,402,040	$14,683,488

During the six months ended June 30, 2006, we decreased our balance of short-term investments by $4.2 billion, primarily because we redirected our capital to support our increased advance balances. During 2005 (primarily the second half of 2005), we increased our balance of short-term investments by $6.8 billion, to implement a strategy of managing our business to a capital-to-assets ratio of 4.30% to more fully use our capital, while staying within our minimum capital-to-assets ratio of 4.25%. We expect to continue to manage our business to a capital-to-assets ratio of 4.30%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary from our target. We expect that as our advance balances continue to increase, our short-term investments, primarily federal funds, will continue to decline as a percentage of our total assets.

As of June 30, 2006 and December 31, 2005, we held $10.2 billion and $7.9 billion in held-to-maturity investments, with unrealized losses of $372.7 million and $250.1 million that had been in an unrealized loss position for over 12 months. Based on the creditworthiness of the issuers and underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 2 of the condensed notes to our unaudited financial statements for the quarter ended June 30, 2006 for tables summarizing the held-to-maturity securities with unrealized losses as of June 30, 2006 and December 31, 2005.

Consolidated Obligation Bonds of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligation bonds decreased to $5.0 billion as of June 30, 2006 from $5.3 billion as of December 31, 2005, as a result of a sale in June 2006 of $250.0 million of low-yielding consolidated obligation bonds that were within three months of maturity. We realized a $1.6 million loss on that sale.

In 2004 and 2003, we purchased consolidated obligations of other FHLBanks with funds received primarily from the issuance of consolidated obligations on which we are the primary obligor and from accumulated cash from the maturity and nonrenewal of advances and the prepayment of mortgage-based assets. By issuing debt with differing maturities and payment terms from the investments we were contemporaneously purchasing, we attempted to earn a favorable spread over our cost of funding on these investments. Nearly 90% of the aggregate amount of the consolidated obligations of other FHLBanks that we purchased was callable, but the debt issued contemporaneously was largely noncallable.

Of the $9.0 billion in callable debt of other FHLBanks that we purchased in 2004 and 2003, $4.0 billion had matured, had been called, or had been sold as of June 30, 2006. In contrast, we were unable to call the long-term bullet debt that had been issued contemporaneously with the bond investment that was called, and continue to carry that debt at rates that, in some cases, are above our current cost for issuing such debt. Due to the market factors that significantly increased our borrowing cost to replace the short-term debt that funded those investments, and the loss of the favorable interest rate on the portion of the callable debt that was actually called, we believe that any favorable spreads we may have generated at the inception of this strategy are now mostly negative. Accordingly, this investment strategy contributed to the $323 million in unrealized market value losses that we reported as of June 30, 2006. The amount of these unrealized losses involves estimates of the market values of our assets, liabilities, and commitments, which we discuss in greater depth above.

Pursuant to a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits a FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. However, the Finance Board has not required us to divest the investments in the consolidated obligations of other FHLBanks that we currently hold.

Mortgage-Backed Securities. Our investment in mortgage-backed securities increased $24.8 million to $6.5 billion as of June 30, 2006 from December 31, 2005, due to our strategy to increase investment income while staying within the Finance Board’s maximum limit regarding investment in these higher-yield securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital. Our investment in mortgage-backed securities represented 285% of our total capital and included $1.1 billion and $1.1 billion in Federal Home Loan Mortgage Corporation, or Freddie Mac, mortgage-backed securities, and $821.1 million and $1.1 billion of investments in Federal National Mortgage Association, or Fannie Mae, mortgage-backed securities, as of June 30, 2006 and December 31, 2005. The remaining investment in mortgage-backed securities is rated “AAA” (or its equivalent) by a Nationally Recognized Statistical Rating Organization, or NRSRO, such as Moody’s and Standard & Poor’s.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investment in other U.S. agency obligations declined by $49.4 million to $172.3 million during the six months ended June 30, 2006, primarily due to principal repayments from maturing securities.

Government-Sponsored Enterprises (“GSEs”). Our held-to-maturity investments in GSEs, excluding our investments in other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $909 million and $911 million and Freddie Mac securities totaled $1.5 billion and $1.5 billion as of June 30, 2006 and December 31, 2005. These securities represented 12.6% and 10.2% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The balance of our mortgage loans held for portfolio consisted of $6.4 billion and $6.8 billion in conventional mortgage loans and $329.9 million and $383.4 million in government-insured mortgage loans as of June 30, 2006 and December 31, 2005. The decrease during the six months ended June 30, 2006 was due to our receipt of $443.2 million in principal payments and the fact that we made no additional purchases. We are exiting the MPP in order to continue to lower the Seattle Bank’s overall interest-rate risk profile. We are no longer entering into new master commitment contracts and have closed out open contracts.

As of June 30, 2006, we had purchased 88.7% of our outstanding mortgage loan portfolio from our largest participating member, Washington Mutual Bank, F.S.B., and over 6.8% from two other participating members. The following table summarizes the activity and other information related to our mortgage loan portfolio as of the dates indicated.

	As of June 30, 2006	As of December 31, 2005
(dollars in thousands)
Mortgage loan principal balance at beginning of the year	$7,182,542	$10,375,000
Purchases		89,194
Maturities and principal payments received/sold	(443,186)	(3,281,652)

Mortgage loan principal balance at period end	$6,739,356	$7,182,542

Mortgage loan net premium balance at beginning of the year	$33,065	$70,876
Net premium on purchases		812
Net premium amortization*	1,139	(38,623)

Mortgage loan net premium balance at period end	$34,204	$33,065

Premium balance as a percent of mortgage loan principal amounts	0.51%	0.46%
Average FICO score** at origination	745	744
Average loan-to-value ratio at origination	64.89%	64.99%

*	Included in net premium amortization for 2005 are $15.4 million in net premium allocated to sold government-insured mortgage loans and an unrealized loss in fair value of $1.1 million, which was recognized on the transfer of $400 million of government-insured loans from held for sale to held for portfolio.

**	The Fair Isaac Company, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of June 30, 2006 and December 31, 2005, we held derivative assets of $36.8 million and $13.2 million and derivative liabilities of $168.4 million and $133.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements during the six months ended June 30, 2006. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings.

The notional amount of interest-rate exchange agreements increased by $4.2 billion, to $22.7 billion as of June 30, 2006, compared to December 31, 2005. This increase was primarily related to our increased use of interest-rate exchange agreements to lower our cost of funds and reduce our interest-rate risk. Notional amounts are used to calculate the periodic amounts to be received and paid under interest-rate exchange agreements and generally do not represent actual amounts to be exchanged or directly reflect our exposure to credit risk. Notional amounts are not recorded as assets or liabilities in our Statements of Condition. For additional information, see “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf for which we are the primary obligor.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding was a par amount of $10.3 billion and $10.6 billion as of June 30, 2006 and December 31, 2005. Consolidated obligation discount notes represented 20.7% and 21.8% of our outstanding consolidated obligations as of June 30, 2006 and December 31, 2005. Discount notes are primarily used to finance short-term advances and short-term investments. The balance of discount notes decreased $322.8 million as of June 30, 2006, compared to December 31, 2005, because we increased our use of interest-rate swapped consolidated obligation bonds with option features, or structured funding, to fund our short-term advances.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $39.5 billion and $38.1 billion as of June 30, 2006 and December 31, 2005. Consolidated obligation bonds are primarily used to finance advances and investments, both short-term and long-term. Consolidated obligation bonds represented 79.3% and 78.2% of our total outstanding consolidated obligations as of June 30, 2006 and December 31, 2005. The percent increase in our consolidated obligation bonds as of June 30, 2006, compared to December 31, 2005, was primarily the result of an increase in our use of structured funding to finance our short-term and long-term advances.

In the three months ended June 30, 2006, we extinguished $175.2 million in fixed-rate debt with a weighted-average interest rate of 6.15%. This extinguishment resulted in a net gain of $1.7 million on the consolidated obligation bonds. During 2005, we extinguished $335.4 million of long-term, fixed-rate bullet debt with a weighted-average interest rate of 6.10%. This extinguishment resulted in a loss of $9.4 million on the consolidated obligation bonds. We continue to review our consolidated obligation portfolio for opportunities to extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Our callable debt increased by $919.7 million, to $20.1 billion, as of June 30, 2006, compared to December 31, 2005, primarily due to growth in our structured advance portfolio. We continue to classify our debt as callable after the last call date has passed.

Other Funding Sources. Deposits are a source of funds that gives members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits decreased by $108.2 million to $692.6 million as of June 30, 2006 from December 31, 2005, primarily due to a $101.1 million decrease in demand and overnight deposits. Demand deposits comprised the largest percentage of deposits, representing 88.9% and 89.6% of deposits as of June 30, 2006 and December 31, 2005. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase the securities. These agreements totaled $197.3 million and $393.5 million as of June 30, 2006 and December 31, 2005.

Other Liabilities

Other liabilities decreased by $3.5 million, to $31.4 million, as of June 30, 2006, compared to December 31, 2005, primarily due to a $2.0 million decrease in accrued expenses and a $1.0 million decrease in severance salaries and benefits payable.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and several nonmember stockholders and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 6 of our condensed notes to our unaudited financial statements for the quarter ended June 30, 2006, for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources increased $13.1 million, or 0.6%, for the six months ended June 30, 2006, from December 31, 2005. The changes between June 30, 2006 and December 31, 2005 were driven by changes in both the amount of our capital stock and the amount of our retained earnings.

Class B Stock. The Seattle Bank’s capital plan authorizes two classes of Class B stock, B(1) and B(2), each of which has a par value of $100. Each class of stock can be issued, redeemed, and repurchased only at par value. Class B(1) stock represents the stock that members are required to hold based on minimum membership requirements, the volume of their business activity with us, and, in some instances, a certain amount of excess stock that a member is allowed to hold that exceeds the stock required for membership or business activity. Class B(2) stock represents stock that a member is no longer required to hold, generally as a result of a decline in its activity with us, that exceeds the amount of allowable excess Class B(1) stock. Both classes of B stock are redeemable five years after: (1) written notice from the member; (2) consolidation or merger of a member with a nonmember; or (3) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, and our capital plan. Historically we have elected to repurchase stock that was subject to redemption prior to the expiration of the five-year redemption period that applies to each redemption request. However, as further described below, our Board of Directors has adopted limitations on our ability to repurchase capital stock from members. See Note 6 of our condensed notes to our unaudited financial statements for the quarter ended June 30, 2006 for additional information on capital requirements.

As of June 30, 2006, Class B(1) stock decreased by $37.4 million, compared to December 31, 2005, primarily because of conversions to Class B(2) stock. Class B(2) stock increased by $40.0 million as of June 30, 2006, compared to December 31, 2005, primarily because of conversions from Class B(1) stock.

As of June 30, 2006, we had $179.6 million and $15.1 million in Class B(1) and Class B(2) stock redemption requests outstanding from members. Of the redemption requests as of June 30, 2006, $68.6 million relates to the requests of 15 members to withdraw from membership, all of which is classified as mandatorily redeemable Class B stock in our Statement of Condition as of June 30, 2006.

On May 18, 2005, the Finance Board accepted the business plan, subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board of Directors adopted the following policies on May 18, 2005:

•	suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made only after prior approval of the OS Director, and

•	suspending indefinitely the repurchase of any Class B(1) or Class B(2) stock, except that a limited amount of Class B(2) stock repurchases may be made after prior approval of the OS Director.

These policies will be in effect until formally revoked by our Board of Directors, following approval of the OS Director. Our Board of Directors expects to seek a waiver to declare dividends in 2006. We do not expect to obtain waivers from the Finance Board for the repurchase of Class B stock prior to the end of the statutory five-year redemption period for the foreseeable future.

In March 2006, to address members’ concerns about purchasing additional shares of our capital stock in order to meet their membership stock requirements, our Board of Directors reduced the membership stock requirement for 2006 from the greater of $500 or 0.75% of a member’s mortgage loans and mortgage-loan pass-through securities to the greater of $500 or 0.50% of such loans and securities.

Proposed Capital Plan Amendments. In March 2006, our Board of Directors approved and sent to the Finance Board for approval a proposed amendment to our capital plan that, if approved, would authorize us to issue Class A stock to support advances. Members would have to use all Class B(1) and B(2) stock to support advances before being able to use Class A stock. The ability to offer Class A stock is designed to provide an incentive to members that have already fully leveraged their Class B stock and are reluctant to purchase additional Class B stock in order to increase their advance borrowing. The Class A stock would be redeemable six months after a redemption request, unlike the Class B stock, which has a five-year redemption period. We currently expect that we would repurchase Class A stock prior to the expiration of the six-month redemption period if it becomes excess stock. We anticipate that Class A stock would be subject to the same advances-activity-based stock purchase requirement as for Class B stock. The precise amount of dividends on the Class A stock would remain subject to the discretion of the Board of Directors under the capital plan if amended as proposed.

In May 2006, the Board of Directors approved and sent to the Finance Board additional amendments to the capital plan, which include creation of an excess stock pool to permit members to use other members’ excess stock to support new advances and changes intended to simplify the capital plan, including replacement of Class B(1) and B(2) stock with one type of Class B stock, eliminating the concept of surplus stock, and simplifying the formula for calculating a member’s total stock purchase requirement. The excess stock pool would have the following requirements: (i) it could only be used to meet a member’s advance stock purchase requirement; (ii) no member could use more than 25% of the excess stock pool; (iii) total use of the excess stock pool at any time would be limited to 50% of the total excess stock of all members; and (iv) the excess stock pool would expire in July 2008 unless extended by the Board of Directors. We do not anticipate that a member would purchase Class A stock if it could support its new advances through the use of the excess stock pool.

The proposed amendments will not become effective until approved by the Finance Board. We do not currently know whether the Finance Board will approve the proposed amendments to the capital plan as proposed, with required revisions, or at all. The proposed amendments have not been scheduled for consideration by the Finance Board.

Retained Earnings and Dividends. In general, our retained earnings represent our net income after the payment of any dividends to our members. During the six months ended June 30, 2006, our net income increased compared to the same period in 2005. Since 1986, we have only declared dividends in the form of capital stock, except for immaterial cash payments relating to dividends on fractional lots, or shares of stock of a member that cannot be grouped into lots of 100 shares.

In November 2004, our Board of Directors adopted a new policy regarding the declaration and payment of dividends, which became effective for the fourth quarter of 2004. Under the new policy, dividend declarations, if any, during a quarter are based on the earnings of the previous quarter. In the first quarter of 2005, we declared and paid a member dividend of $8.5 million based on average capital stock outstanding and earnings for the fourth quarter of 2004, subject to our then-current capital requirements, retained earnings policy, and dividend limits.

On May 18, 2005, as a condition to the Finance Board’s acceptance of the business plan, our Board of Directors adopted a resolution suspending indefinitely dividends on all classes of our capital stock, without prior approval of the OS Director. If we were permitted to declare and pay dividends, we would still be limited to paying dividends no greater than 50% of current period earnings under the business plan.

Our Board of Directors expects to seek a waiver from the Finance Board to declare dividends in 2006. Our longer-term goal is to pay members a dividend based on a variable short-term rate such as the federal funds rate or three-month LIBOR, subject to applicable dividend restrictions and capital requirements.

In September 2004, the Seattle Bank’s Board of Directors adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter, and we plan to increase the target level of retained earnings over time as determined by the Board of Directors or to any higher level that may be required in the future by regulation. As of May 17, 2006, the target was set at $101 million. We reported retained earnings of $79.2 million and $68.8 million as of June 30, 2006 and December 31, 2005.

In March 2006, the Finance Board approved a proposed rule that would limit the amount of excess stock that a FHLBank can have outstanding to one percent of the FHLBank’s total assets and that would prescribe a minimum amount of retained earnings for each FHLBank equal to $50 million plus one percent of the FHLBank’s non-advance assets. The proposed rule would also prohibit a FHLBank from selling excess stock to its members and from paying stock dividends, and would restrict each FHLBank’s ability to pay any dividends when its retained earnings were below the prescribed minimum. The public had until July 13, 2006 to comment on the proposed rule. The Finance Board is currently reviewing the comments received.

If the proposed rule had been in effect as of June 30, 2006, our excess stock would have been limited to $531.9 million as of that date, compared to the $747.0 million in excess stock that was actually outstanding, and we would have been required to submit a compliance plan to the Finance Board demonstrating how we would bring the Seattle Bank into compliance with the excess stock limitations. In addition, if the proposed rule had been in effect as of June 30, 2006, our retained earnings minimum for the second quarter of 2006 would have been $355.9 million, based on a calculation of $50 million plus one percent of the daily average of our total assets, less the daily average of our advances during the first quarter of 2006, compared to our actual retained earnings of $79.2 million as of June 30, 2006. If the proposed rule were to be approved in the form proposed, we expect that as our average advance balances increase and our non-advance assets decrease, our retained earnings minimum under the proposed rule would decrease. Under the proposed rule, failure to meet the applicable retained earnings minimum would result in restrictions on the amount of dividends that an FHLBank could pay. Although we are currently unable to pay any dividends without first obtaining a waiver from the OS Director, we believe that the proposed rule, if adopted, would restrict the amount of any dividends that we might be permitted to pay until we have achieved and maintain our retained earnings minimum.

Statutory Capital Requirements. We are subject to three statutory capital requirements. As of June 30, 2006 and December 31, 2005 we were in compliance with these statutory capital requirements. These requirements are as follows:

First, we are required to hold at all times risk-based capital at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations. Only permanent capital, defined as retained earnings and Class B stock, can satisfy the risk-based capital requirement. Mandatorily redeemable Class B stock is included in our permanent capital based on a directive from the Finance Board. The proposed Class A stock, if approved for issuance, would be considered nonpermanent capital. The Finance Board has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
(in thousands)
Permanent Capital
Class B(1) stock	$1,982,361	$2,019,731
Class B(2) stock	152,812	112,803
Mandatorily redeemable Class B stock	68,581	66,259
Retained earnings	79,239	68,759

Permanent capital	$2,282,993	$2,267,552

Risk-Based Capital Requirement
Credit risk	$155,740	$180,588
Market risk	103,056	174,383
Operations risk	77,639	106,492

Risk-based capital requirement	$336,435	$461,463

Second, the Gramm Leach Bliley Act, or GLB Act, imposes a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus nonpermanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient amount of capital.

The following table presents our leverage ratios as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
(dollars in thousands)
Leverage Ratio
Minimum leverage capital (5.00% of total assets)	$2,659,459	$2,627,079
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,424,490	3,401,328
Leverage ratio (leverage capital as a percentage of total assets)	6.44%	6.47%

Third, the GLB Act imposes a 4% minimum capital-to-assets ratio, defined as total capital, which is permanent capital that does not include a 1.5 weighing factor plus nonpermanent capital, divided by total assets. We use the capital-to-assets ratio to monitor our use of financial leverage. Capital-to-assets ratios at or near the required minimums would indicate that we have fully used our capital resources, and capital-to-assets ratios that exceed these minimums would indicate that we had additional capacity to increase our asset base to increase earnings capacity.

Under the business plan, we must maintain a higher minimum regulatory capital-to-assets ratio of 4.25%. From time to time, adherence to our minimum capital-to-assets ratio may constrain our capacity to make advances to members because advances may increase our total assets without increasing our permanent capital.

The following table presents our capital-to-assets ratios as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
(dollars in thousands)
Capital-to-Assets Ratio
Minimum permanent capital (4.25% of total assets as of June 30, 2006 and December 31, 2005)	$2,260,540	$2,233,017
Total capital	2,282,993	2,267,552
Capital-to-assets ratio (total capital as a percentage of total assets)	4.29%	4.32%

In addition, in March 2006, our Board of Directors lowered the advances-activity-based stock purchase requirement from 3.5% to 2.5%. This requirement calls for members to hold stock representing a set percentage of the member’s outstanding advances (minus the membership stock requirement). The Board intends to review this requirement periodically, and may raise it in light of factors such as our capital-to-assets ratio, our leverage ratio, any then-applicable limits on the amount of excess stock we are permitted to have outstanding, and whether and to what extent we have been allowed to implement an excess stock pool or issue Class A stock. As a result of our lower advances-activity-based stock purchase requirement, any additional purchases of capital stock for advances activity would likely not be in proportion to our minimum capital-to-assets ratio of 4.25%. The lack of proportionate capital growth on advances, compared to our required capital-to-assets ratio, may constrain the growth of our advances from time to time.

Liquidity

We are required to maintain liquidity in accordance with federal laws and regulations, and policies established by our Board of Directors. In addition, in their asset and liability management planning, members may look to the Seattle Bank as a source of standby liquidity. We seek to meet our members’ credit and liquidity needs, while complying with regulatory requirements and board-established policies, without maintaining excessive holdings of low-yield liquid investments or incurring unnecessarily high borrowing costs. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

Our primary sources of liquidity are short-term investments and the proceeds of new consolidated obligation issuances. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase. Member deposits and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and our members’ liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
(in thousands)
Outstanding debt	$49,388,420	$48,502,508
Aggregate qualifying assets	52,900,558	52,083,267

As of June 30, 2006, we also were in compliance with other federal laws and regulations and policies established by our Board of Directors relating to liquidity. For additional information on our statutory liquidity requirements, see “Item 1. Business – Regulation – Liquidity Requirements” of our Form 10.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of June 30, 2006.

	As of June 30, 2006
	Payment Due by Period
	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Contractual Obligations
Member term deposits	$76,135	$		$		$		$76,135
Securities sold under agreement to repurchase	197,250							197,250
Consolidated obligations	22,262,581		13,494,655		4,637,860		9,384,260	49,779,356
Consolidated obligation bonds traded not settled	345,000		415,000		425,000			1,185,000
Derivative liabilities	168,399							168,399
Mandatorily redeemable capital stock					68,581			68,581
Operating leases	2,379		5,508		6,018		5,795	19,700

Total contractual obligations	$23,051,744		$13,915,163		$5,137,459		$9,390,055	$51,494,421

Other Commitments
Commitments for additional advances	$26,948		$29,074	$		$		$56,022
Standby letters of credit	104,827		13,311		354		73	118,565
Standby bond purchase agreements			71,740					71,740
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$131,775		$164,125		$354		$73	$296,327

As of June 23, 2006, the FHLBanks entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or the Contingency Agreement, effective as of July 20, 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in a manner as described in the Contingency Agreement.

Results of Operations

For the Three and Six Months Ended June 30, 2006 and 2005

The Seattle Bank’s net income increased by $18.2 million, to $2.5 million, and by $13.9 million, to $10.5 million, for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily a result of increased other income and lower other expenses, partially offset by lower net interest income.

As of June 30, 2006, we had net unrealized market value losses of $323 million, which in accordance with U.S. GAAP are not reflected in our Statement of Condition. See Note 9 of our condensed notes to our unaudited financial statements for the quarter ended June 30, 2006. These unrealized market value losses will continue to depress our net income in future periods, particularly during the remainder of 2006, with diminishing effects in 2007 and beyond.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates are the primary economic factor affecting net interest income. Beginning in 2001 and through 2003, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 550 basis points. Although the federal funds rate increased by 100 basis points during the six months ended June 30, 2006, 200 basis points during 2005, and 125 basis points during 2004, the historically low interest rates and the sustained period of such low interest rates significantly impacted in 2005 and during the six months ended June 30, 2006, and continue to impact, our net interest income through both our interest income and interest expense.

The following table presents the components of our net interest income for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Interest income	$619,045	$460,987	34.3	$1,198,861	$910,894	31.6
Interest expense	605,395	439,306	37.8	1,164,953	853,410	36.5

Net interest income	$13,650	$21,681	(37.0)	$33,908	$57,484	(41.0)

Both total interest income and total interest expense increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, because of the increases in advances and the debt required to fund those advances. As discussed in more detail below, our net interest income declined, primarily due to the continuing effects of both the flattening yield curve and our investment in the consolidated obligations of other FHLBanks.

In addition, the requirements of the Finance Board agreement, implementation of the business plan, and recent changes to our policies relating to retained earnings, dividends, and stock repurchases have had and could in the future have a negative impact on our net interest income.

Average Balances, Interest Income and Expense, and Average Yields. The following tables present average balances and yields, and interest income and expense of major categories of interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2006 and 2005. The tables also present spreads between the average yield on total earning assets and the average cost of interest-bearing liabilities for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income / Expense	Avg. Yield %	Average Balance	Interest Income / Expense	Avg. Yield %
(dollars in thousands)
Interest-Earning Assets
Advances	$24,841,660	$307,274	4.96	$18,739,545	$161,890	3.47
Investments	21,025,337	222,708	4.25	20,706,347	185,909	3.60
Mortgage loans held for portfolio	6,885,753	89,045	5.19	9,811,772	113,187	4.63
Other interest-earning assets	1,399	18	5.12	152	1	3.02

Total interest-earning assets	52,754,149	619,045	4.71	49,257,816	460,87	3.75
Other assets	299,782			277,780

Total assets	$53,053,931			$49,535,596

Interest-Bearing Liabilities
Consolidated obligations	49,317,299	595,505	4.84	45,128,325	428,825	3.81
Deposits	626,393	7,496	4.80	696,906	4,934	2.84
Mandatorily redeemable Class B stock	68,201			99,785
Other borrowings	196,107	2,394	4.90	793,394	5,547	2.80

Total interest-bearing liabilities	50,208,000	605,395	4.84	46,718,410	439,306	3.77
Other liabilities	632,233			688,610
Capital	2,213,698			2,128,576

Total liabilities and capital	$53,053,931			$49,535,596

Net interest income		$13,650			$21,681

Interest-rate spread		(0.13)				(0.02)
Interest-rate margin		0.10				0.18

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income / Expense	Avg. Yield %	Average Balance	Interest Income / Expense	Avg. Yield %
(dollars in thousands)
Interest-Earning Assets
Advances	$23,556,827	$557,496	4.77	$17,496,845	$291,801	3.36
Investments	22,100,430	460,979	4.21	21,056,035	376,114	3.60
Mortgage loans held for portfolio	6,995,500	180,368	5.20	10,031,230	242,969	4.88
Other interest-earning assets	704	18	5.12	821	10	2.63

Total interest-earning assets	52,653,461	1,198,861	4.59	48,584,931	910,894	3.78
Other assets	300,204			290,029

Total assets	$52,953,665			$48,874,960

Interest-Bearing Liabilities
Consolidated obligations	49,107,940	1,143,524	4.70	44,328,781	832,668	3.79
Deposits	675,929	15,326	4.57	764,875	9,801	2.58
Mandatorily redeemable Class B stock	67,441			302,301	(3)
Other borrowings	268,392	6,103	4.59	855,917	10,944	2.58

Total interest-bearing liabilities	50,119,702	1,164,953	4.69	46,251,874	853,410	3.72
Other liabilities	623,489			723,271
Capital	2,210,474			1,899,815

Total liabilities and capital	$52,953,665			$48,874,960

Net interest income		$33,908			$57,484

Interest-rate spread		(0.10)			0.06
Interest-rate margin		0.13			0.24

For the three and six months ended June 30, 2006, the composition of our interest-earning assets changed significantly from that of the same periods in 2005 as we continued to refocus our business on advances, with the average balances of our advances and investments increasing and the average balance of our mortgage loans held for portfolio decreasing. The significant increases in advances largely reflected the results of our efforts to become an advances-focused bank, our continued use of differential pricing, and, to a lesser degree, our lowering of our members’ activity-based stock requirement from 3.5% to 2.5%. The increase in investments largely reflected our strategy of managing our business to a capital-to-assets ratio of 4.30% (compared to 4.58% as of June 30, 2005) to increase our net interest income. We currently plan to continue to manage our business to this capital-to-assets ratio, subject to applicable regulatory requirements, although we expect our investments (and the related interest income) to eventually decrease as a percentage of total assets (and total interest income) as we increase our advance balances. The reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans and, and in August 2005, our sale of $1.4 billion of government-insured mortgage loans to an affiliate of one of our members.

The 300 basis point increase in the federal funds rate between January 1, 2005 and June 30, 2006, caused a similar increase in short-term interest rates which resulted in higher average yields on our interest-earning assets and higher average costs on our interest-bearing liabilities during the three and six months ended June 30, 2006. However, during those periods, we experienced a larger increase in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, compressing our interest-rate spread by 11 basis points and 16 basis points, to negative 13 basis points and negative 10 basis points, and decreasing our net interest income for the three and six months ended June 30, 2006. This compression of our interest-rate spread primarily resulted from a mismatch between the timing of interest-rate changes on our interest-earning assets and interest-rate changes on our interest bearing liabilities, due to the differences in the length of the repricing periods of these assets and liabilities. The mismatches arose primarily from two sources: (i) our investment in the consolidated obligations of other FHLBanks; and (ii) the funding for our mortgage loans held for portfolio. The terms of the consolidated obligations we issued contemporaneously with our investments in the consolidated obligations of other FHLBanks did not match the maturities and call options of the investments. As a result, in a rising short-term interest rate environment, we have experienced negative spread on these investments which will continue to depress our net income during the remainder of 2006, with diminishing effects in 2007 and beyond.

In addition, we issued short-term consolidated obligations to fund some of our long-term mortgage loans. As the short-term obligations have matured, we have had to replace them with higher-cost short-term debt, which has compressed the spread on the mortgage loan portfolio.

Investing and funding decisions the Seattle Bank made prior to 2005 are described more fully in “– Financial Condition – Investments.”

Changes in Volume and Rate. The following table separates the two principal components of the changes in our net interest income – interest income and interest expense – identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate, for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006 vs. 2005 Increase (Decrease)			2006 vs. 2005 Increase (Decrease)
	Volume*	Rate*	Total	Volume*	Rate*	Total
(in millions)
Interest Income
Advances	$62.50	$82.88	$145.38	$120.23	$145.47	$265.70
Investments	2.92	33.90	36.82	19.37	65.51	84.88
Mortgage loans held for portfolio	(36.66)	12.52	(24.14)	(77.44)	14.84	(62.60)

Total interest income	28.76	129.30	158.06	62.16	225.82	287.98

Interest Expense
Consolidated obligations	42.56	124.11	166.67	96.45	214.40	310.85
Deposits and other borrowings	(5.99)	5.40	(0.59)	(11.01)	11.69	0.68
Total interest expense	36.57	129.51	166.08	85.44	226.09	311.53

Change in net interest income	$(7.81)	$(0.21)	$(8.02)	$(23.28)	$(0.27)	$(23.55)

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

For the three and six months ended June 30, 2006, compared to the same periods in 2005, declines in net interest income were attributable to unfavorable changes in both volumes and interest rates. Interest income on mortgage loans held for portfolio decreased more than the offsetting increase in interest income on advances and investments. The unfavorable volume change resulted from the change in the mix of our advances, investments, and mortgage loans held for portfolio volumes. The unfavorable interest-rate changes resulted from the increases in short-term interest rates and the mismatches between the timing of interest-rate changes on our interest-earning assets and our interest-bearing liabilities discussed above.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Advances	$307,196	$161,425	90.3	$557,074	$289,673	92.3
Prepayment fees on advances	78	465	(83.2)	422	2,128	(80.2)

Subtotal	307,274	161,890	89.8	557,496	291,801	91.1
Investments	222,707	185,909	19.8	460,979	376,114	22.6
Mortgage loans held for portfolio	89,046	113,187	(21.3)	180,368	242,969	(25.8)
Other	18	1		18	10	80.0

Total interest income	$619,045	$460,987	34.3	$1,198,861	$910,894	31.6

The increases in total interest income for the three and six months ended June 30, 2006, compared to the same periods in 2005, were primarily due to the significant increase in the volume and yield on our advances and investments, partially offset by a significant decrease in the volume of our mortgage loans held for portfolio, as we continued to refocus our business on advances.

Advances. Interest income from advances increased 90.3% and 92.3% for the three and six months ended June 30, 2006, compared to the same periods in 2005, due to significant increases in the average advance balance and increases in interest rates. We increased our average advance balance by $6.1 billion for both the three and six months ended June 30, 2006, representing a 32.6% and 34.6% growth in the average advances balance. The yield on advances increased by 149 basis points to 4.96% and 141 basis points to 4.77% for the three and six months ended June 30, 2006, primarily due to significantly higher prevailing short-term interest rates during the three and six months ended June 30, 2006, compared to the same periods in 2005.

We expect to continue to increase our average advance balance in the future. In refocusing our business on advances, we have offered additional advance products, significantly increased our use of differential pricing, and enhanced our marketing efforts. However, as a result of the use of differential pricing, we expect our overall advance balance to continue to be dependent upon the borrowing decisions of a few large members. We expect that our use of differential pricing will generate spreads similar to those earned on investments in federal funds, while increasing our advance balance. Consequently, we would not expect repayments of advances by these members to unfavorably affect our net interest income as we would likely invest the proceeds of any such advance repayments in federal funds.

Prepayment Fees on Advances. During the three and six months ended June 30, 2006, we recorded prepayment fee income of $78,000 and $422,000, compared to $465,000 and $2.1 million for the same periods in 2005. Of the $2.1 million of prepayment fee income recorded for the six months ended June 30, 2005, $1.4 million was due to one borrower prepaying $258.0 million of advances in the first quarter of 2005.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities and trading securities), increased by 19.8% and 22.6% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily resulting from higher average investment yields and a significant increase in the average balance of our investment portfolio. We benefited from the significant increases in short-term interest rates that increased the yields earned on our short-term investments. For the three and six months ended June 30, 2006, the yields on our investment portfolio increased by 65 basis points and 61 basis points due to the addition of new investments at generally higher yields than the existing investments we held or replaced. We increased the average balance of our investment portfolio by $319.0 million and $1.0 billion, representing 1.5% and 5.0% growth, in the average balance of our investment portfolio for the three and six months ended June 30, 2006, compared to the same periods in 2005. This growth reflected our decision to more fully use our capital, while staying within our minimum capital-to-assets ratio.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 21.3% and 25.8% for the three and six months ended June 30, 2006, compared to the same periods in 2005. The decreases were due to significant declines in the average balance of mortgage loans held for portfolio resulting from our decision to exit the MPP, as well as our sale of $1.4 billion of our government-insured mortgage loans in August 2005. The average balance of our mortgage loans held for portfolio during the three and six months ended June 30, 2006 was $6.9 billion and $7.0 billion, a $2.9 billion and $3.0 billion decrease from the same periods in 2005. Partially offsetting the declines in interest income caused by the reductions in the average balances were 56 basis point and 32 basis point increases in the average yield on mortgage loans held for portfolio for the three and six months ended June 30, 2006, compared to the same periods in 2005. The balance of our remaining mortgage loans will continue to decrease as these loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2006, compared to the same periods in 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Consolidated obligations	$595,504	$428,825	38.9	$1,143,524	$832,668	37.3
Deposits	7,497	4,934	51.9	15,326	9,801	56.4
Mandatorily redeemable Class B stock and other borrowings	2,394	5,547	(56.8)	6,103	10,941	(44.2)

Total interest expense	$605,395	$439,306	37.8	$1,164,953	$853,410	36.5

Consolidated Obligations. Interest expense on consolidated obligations increased by $166.7 million and $310.9 million for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases were the result of significant increases in the volume of borrowings and increases in interest rates during the first six months of 2006 and the last six months of 2005. The average balance of consolidated obligations increased by $4.2 billion and $4.8 billion, representing increases of 9.3% and 10.8% for the three and six months ended June 30, 2006, compared to the same periods in 2005. We increased the average balance of our consolidated obligations in order to fund growth in our advances and to purchase short-term investments as part of our strategy of managing our business to a capital-to assets ratio of 4.30% to increase our net income. The average cost of consolidated obligations increased by 103 basis points and 91 basis points for the three and six months ended June 30, 2006, compared to the same periods in 2005, due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced.

Deposits. Interest expense on deposits increased by 51.9% and 56.4% for the three and six months ended June 30, 2006, compared to the same periods in 2005, due to 196 basis point and 199 basis point increases in the average yield paid to members for the three and six months ended June 30, 2006. These increases were partially offset by $70.5 million and $88.9 million decreases in the average balances of deposits during these periods, compared to the same periods in 2005.

Mandatorily Redeemable Class B Stock and Other Borrowings. Interest expense on mandatorily redeemable Class B stock and other borrowings decreased $2.2 million and $3.8 million for the three and six months ended June 30, 2006, compared to the same periods in 2005. These decreases were primarily due to a large decrease in securities sold with the intent to repurchase.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Increase (Decrease) in Interest Income
Advances	$7,037	$(12,640)	$10,599	$(31,442)
Decrease (Increase) in Interest Expense
Consolidated obligations	(26,598)	2,109	(40,164)	5,016

Increase (decrease) in net interest income	$(19,561)	$(14,749)	$(29,565)	$(26,426)

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed-rate advances and consolidated obligations by effectively converting their fixed rates to short-term floating rates. Our use of interest-rate exchange agreements had a net unfavorable impact to our net interest income for the three months and six months ended June 30, 2006 and 2005, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than hedging advances. As a result, the effective conversion of our consolidated obligations to short-term floating rates, combined with significant increases in short-term interest rates, contributed to the declines in net interest income for the three and six months ended June 30, 2006 and 2005.

Other Income (Loss)

Other income (loss) includes member service fees, gain and loss on trading securities, gain and loss on derivatives and hedging activities, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, gain and loss on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Service fees	$426	$530	(19.6)	$883	$1,050	(15.9)
Net loss on sale of held-to-maturity securities	(1,622)			(1,622)
Net gain on trading securities		19,805	(100.0)		21,945	(100.0)
Net gain (loss) on derivatives and hedging activities	662	(47,819)	101.4	2,527	(50,281)	105.0
Gain (loss) from early extinguishment of consolidated obligations	1,745			1,745	(3,041)	157.4
Other, net	(80)	(197)	59.4	(78)	(216)	63.9

Total other income (loss)	$1,131	$(27,681)	104.1	$3,455	$(30,543)	111.3

Total other income (loss) increased by $28.8 million and $34.0 million for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to $48.5 million and $52.8 million increases in net gain (loss) on derivatives and hedging activities and $1.7 million and $4.8 million increases in gain (loss) from the early extinguishment of consolidated obligations. These increases were partially offset by $19.8 million and $21.9 million decreases in net gain on trading securities and a $1.6 million decrease due to net loss on the sale of held-to-maturity securities in the three months ended June 30, 2006. These changes are discussed in more detail below.

Net Gain on Sale of Held-to-Maturity Securities. In June 2006, we sold $250 million of consolidated obligation bonds of other FHLBanks that were within three months of maturity, resulting in a $1.6 million loss for the three and six months ended June 30, 2006. There were no comparable sales during the same periods in 2005.

Net Gain on Trading Securities. As of June 30, 2006, we did not hold any trading securities. As of June 30, 2005, our trading securities consisted of one GSE debt obligation, which we sold in December 2005. This trading security was economically hedged by an interest-rate exchange agreement that was terminated when we sold the trading security. We recorded the changes in fair value of the trading security and the associated interest-rate exchange agreement as net gain from trading securities and net gain (loss) on derivatives and hedging activities in our Statements of Income. We reported interest income earned on the trading security in interest income and the interest expense on the interest-rate exchange agreements in net gain (loss) on derivatives and hedging activities in our Statements of Income. We had a net gain on the trading security of $19.8 million and $21.9 million for the three and six months ending June 30, 2005. We had a net loss on the interest-rate exchange agreement that economically hedged the trading security of $23.7 million and $23.2 million for the three and six months ending June 30, 2005.

Net Gain (Loss) on Derivatives and Hedging Activities. For the three and six months ended June 30, 2006, compared to the same periods in 2005, much of the change in our total net gain (loss) on derivatives and hedging activities was due to changes in the fair value of mortgage delivery commitments, forward settling to-be-announced mortgage-backed securities, or TBAs, consolidated obligation bonds, and the corresponding interest-rate exchange agreements, and swaptions.

Mortgage Loans/Commitments. Commitments to purchase mortgage loans are classified as derivatives, and the changes in the fair value of the commitments are included in other income (loss). We are exiting the MPP and have ceased entering into new master commitment contracts. For the three and six months ended June 30, 2006, the change in the fair value on our mortgage commitments was zero, compared to a gain of $62,000 and a loss of $35,000 for the same periods in 2005.

As of June 30, 2006, we had no TBAs. In 2005, we purchased TBAs in order to economically hedge the fair value of our mortgage loans. The fair value adjustment on the TBAs was a loss of $9.1 million for the three and six months ended June 30, 2005. We had no comparable activity in the first six months of 2006.

Consolidated Obligations. For the three and six months ended June 30, 2006, we recognized a gain of $702,000 and $2.3 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to a loss of $3.2 million and $4.0 million for the same periods in 2005.

Economic Hedges. As of June 30, 2006, we held $300.0 million notional amount of interest-rate caps that are used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Because the interest-rate caps do not qualify for hedge accounting treatment, the changes in the fair value of the interest-rate caps are recorded as net gain (loss) on derivatives and hedging activities in the Statement of Income.

As of June 30, 2006, we had no outstanding notional amount of swaptions. As of June 30, 2005, we had $1.4 billion outstanding notional amount of swaptions to economically hedge our interest-rate risk. For the three and six months ended June 30, 2006, we had no loss related to swaptions, compared to loss allocations of $10.9 million and $12.3 million for the same periods in 2005.

Net Gain on Trading Securities and Net Gain (Loss) on Derivatives and Hedging Activities. Our net gain on trading securities and net gain (loss) on derivatives and hedging activities as described above generally comprise the majority of our other income (loss).

The following tables summarize the components of net gain on trading securities as well as net gain (loss) on derivatives and hedging activities, for the three and six months ended June 30, 2006 and 2005.

(in thousands)	Trading Securities		Mortgage Loans/ Commitments		Consolidated Obligations		Statement of Condition		Intermediary Positions		Total
For the Three Months Ended June 30, 2006
Net gain on trading securities	$		$		$		$		$		$
Net gain (loss) on derivatives and hedging activities						702		(35)		(5)		662

Total	$		$			$702		$(35)		$(5)		$662

For the Three Months Ended June 30, 2005
Net gain on trading securities		$19,805	$		$		$		$			$19,805
Net loss on derivatives and hedging activities		(23,723)		(9,054)		(3,163)		(11,866)		(13)		(47,819)

Total		$(3,918)		$(9,054)		$(3,163)		$(11,866)		$(13)		$(28,014)

(in thousands)	Trading Securities		Mortgage Loans/ Commitments		Consolidated Obligations		Statement of Condition		Intermediary Positions		Total
For the Six Months Ended June 30, 2006
Net gain on trading securities	$		$		$		$		$		$
Net gain on derivatives and hedging activities						2,284		219		24		2,527

Total	$		$			$2,284		$219		$24		$2,527

For the Six Months Ended June 30, 2005
Net gain on trading securities		$21,945	$		$		$		$			$21,945
Net loss on derivatives and hedging activities		(23,197)		(9,152)		(4,033)		(13,873)		(26)		(50,281)

Total		$(1,252)		$(9,152)		$(4,033)		$(13,873)		$(26)		$(28,336)

Gain (Loss) on Early Extinguishment of Consolidated Obligation Bonds. During the second quarter of 2006 as part of our efforts to enhance economic value and income, we extinguished $111.2 million of our callable, long-term fixed-rate consolidated obligation bonds having a weighted-average interest rate of 5.8% and $64.0 million of short-term consolidated obligation bonds having a weighted-average interest rate of 6.7%. The extinguishment resulted in a net gain of $1.7 million for the three and six months ended June 30, 2006 on the early extinguishment of consolidated obligation bonds, compared to zero and a loss of $3.0 million for the same periods in 2005. We continue to review our consolidated obligations portfolio for opportunities to extinguish debt in order to lower our interest expense and better match the duration of our liabilities to that of our assets.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and six months ended June 30, 2006, compared to the same periods in 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Operating expenses:
Compensation and benefits	$5,504	$6,128	(10.2)	$11,201	$14,530	(22.9)
Occupancy cost	1,237	2,982	(58.5)	2,178	4,056	(46.3)
Other operating	3,544	4,867	(27.2)	7,406	10,236	(27.6)
Finance Board	458	534	(14.2)	917	1,066	(14.0)
Office of Finance	318	308	3.3	693	585	18.5
Other	352	518	(32.1)	711	1,081	(34.2)

Total other expense	$11,413	$15,337	(25.6)	$23,106	$31,554	(26.8)

Operating Expenses. Operating expenses decreased 25.6% and 26.8% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily reflecting a 26.3% reduction in staff and a decrease in professional and other contractual services costs related to implementation of the Finance Board agreement and development of the business plan.

Compensation and benefits expense decreased 10.2% and 22.9% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily because of the reduction in staff and termination-related expenses. As of June 30, 2006, we had 112 employees compared to 152 as of June 30, 2005.

Occupancy cost primarily includes the expenses related to our leases on two offices in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost decreased by 58.5% and 46.3% for the three and six months ended June 30, 2006, compared to the same periods in 2005, reflecting office space consolidation to align leased office space with our reduced staff.

Other operating expenses decreased by 27.2% and 27.6% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to decreases in professional and other contractual services. During the first six months of 2006, consulting fees incurred in connection with the implementation of the Finance Board agreement, the business plan, and ongoing risk measurement consulting were $1.5 million, compared with $3.0 million during the same period in 2005.

Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Board and the Office of Finance, calculated through a formula based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding for the previous month for the FHLBank System as a whole.

Assessments

Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the GLB Act require that we, along with the other 11 FHLBanks, support the payment of part of the interest on bonds previously issued by REFCORP. The REFCORP assessment amount is determined by calculating U.S. GAAP net income before the AHP and REFCORP assessments minus the AHP assessment, then multiplying that amount by 20%. The FHLBanks must make REFCORP payments until the total amount of REFCORP assessment payments made is equivalent to a $300 million annual (or $75 million per quarter) annuity that has a final maturity date of April 15, 2030. The Finance Board will shorten or lengthen the period during which the FHLBanks must make these payments to REFCORP, depending on actual payments made relative to the referenced annuity. In addition, the Finance Board, with the Secretary of the Treasury, selects the appropriate discounting factors used in the payment calculations relating to the REFCORP assessments.

Annually, the FHLBanks must also set aside for the AHP the greater of $100 million or 10% of their current year’s aggregate regulatory net income. Regulatory net income for AHP assessment purposes is determined by the Finance Board and is equal to net income reported in accordance with U.S. GAAP before mandatorily redeemable capital stock related interest expense and AHP assessment, but after REFCORP assessment.

Our assessments for AHP and REFCORP increased for the three and six months ended June 30, 2006, compared to the same periods in 2005, reflecting the increase in our net income. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
AHP	$275	$(1,709)	116.1	$1,157	$(321)	460.4
REFCORP	619	(3,925)	115.8	2,620	(858)	405.4

Total assessments	$894	$(5,634)	115.9	$3,777	$(1,179)	420.4

Segment Results

We have historically offered products and services through two operating segments: traditional member finance and the MPP. Due to our exiting the MPP, we expect at some point to discontinue reporting the MPP as a segment.

Our traditional member finance activities include making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. We include in this segment short-term investments and long-term investments in financial instruments to manage liquidity and generate income on member capital. Our second segment, the MPP, consists of mortgage loans we hold as a result of purchases from participating members. Each segment includes the debt funding and derivative instruments specifically associated with the segment’s assets, as well as other income such as service or pair off fees. Operating expenses identified to a specific segment, such as salaries and benefits, hardware and software licensing and service fees, and other contractual services, are included in each segment. Operating expenses that are not directly associated with each segment are allocated based on that segment’s relative percentage of specifically identified operating expenses to total specifically identified operating expenses. Finally, each operating segment shares in our AHP and REFCORP assessments based on its relative percentage of income before assessments.

During the third quarter of 2005, our strategy to more fully use our capital, while staying within our minimum capital-to-assets ratio, resulted in an increase in short-term investments, which we allocate primarily to the traditional member finance segment.

Traditional Member Finance

The following table presents the operating results of our traditional member finance segment for three and six months ended June 30, 2006 and 2005 and total assets as of June 30, 2006 and December 31, 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Interest income	$508,778	$336,075	$977,916	$646,760
Interest expense	500,124	320,194	957,510	609,888

Net interest income	8,654	15,881	20,406	36,872
Other income (loss)	1,131	(11,726)	3,450	(12,044)
Other expense	(8,141)	(10,523)	(16,574)	(21,466)

Income before assessments	1,644	(6,368)	7,282	3,362
Assessments	(436)	1,662	(1,929)	(898)

Net income	$1,208	$(4,706)	$5,353	$2,464

Total assets (as of period end)	$44,081,393	$37,813,991	$44,081,393	$37,813,991

Net Interest Income. Net interest income for the traditional member finance segment decreased by 45.5% and 44.7% for the three and six months ended June 30, 2006, compared to same periods in 2005. This reduction continued to reflect the effects of a flattening yield curve, which was primarily caused by significant increases in short-term interest rates. The investments allocated to this segment include fixed-rate consolidated obligations of other FHLBanks that are mostly funded with short-term debt, which debt continued to reprice during the first six months of 2006 and 2005 at higher interest rates, generating negative interest-rate spreads. In addition, certain high-cost, long-term borrowings are allocated to this segment, which further compressed this segment’s interest-rate spread. We expect that these high-cost, long-term borrowings and our low-yield investments in consolidated obligations of other FHLBanks allocated to this segment will continue to depress net interest income for this segment for the remainder of 2006, with diminishing effects in 2007 and beyond.

See “– Results of Operations – For the Three and Six Months Ended June 30, 2006 and 2005 – Net Interest Income” for additional discussion about net interest income on advances and investments.

Interest Income. Interest income for this segment increased by 51.4% and 51.2% for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily due to higher average yields on our advances and investments, as well as increases in the average balances of advances and investments. Interest income from advances increased 89.8% and 91.1% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to significant increases in the average yield on advances and the average advance balance. The average yields on advances increased 149 basis points to 4.96% for the three months ended June 30, 2006 and 141 basis points to 4.77% for the six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily due to significantly higher short-term interest rates during the three and six months ended June 30, 2006, compared to the same periods in 2005. The average advance balance increased by $6.1 billion for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases in the average advance balance during the three and six month periods ended June 30, 2006, primarily resulted from our increased marketing efforts to become an advances-focused bank, our continuing use of differential pricing, and, to a lesser degree, our lowering of our members’ activity-based stock requirement from 3.5% to 2.5%. Interest income also included a $387,000 and $1.7 million reduction in prepayment fee income for the three and six months ended June 30, 2006, compared to the same periods in 2005, due to a lower amount of advance prepayments.

Interest income from investments allocated to this segment increased by 19.8% and 22.6% for the three and six months ended June 30, 2006, compared to the same periods in 2005. These increases primarily resulted from a higher average investment yield and significant increases in the average balance of our investment portfolio. For the three and six months ended June 30, 2006, the average yield on the investment portfolio increased by 65 and 61 basis points, due to the addition of new investments at generally higher yields than the existing investments we held or replaced. The $319.0 million and $1.0 billion increases in the average balance of our investment portfolio during the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily resulted from our strategy of more fully using our capital, while staying within our minimum capital-to-assets ratio.

Interest Expense. Interest expense for this segment increased by 56.2% and 57.0% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily as the result of increases in the average balances and the interest costs of our consolidated obligation bonds related to the funding of advances and investments. This segment is allocated funding that is primarily short-term, with the majority of this funding either maturing within one year or hedged with interest-rate exchange agreements that have been repriced to short-term floating rates. Interest expense for this segment is particularly sensitive to changes in short-term interest rates, such as the three-month LIBOR and the federal funds rate, which increased significantly during the three and six months ended June 30, 2006, compared to the same periods in 2005.

Other Income (Loss). Total other income allocated to this segment increased by $12.9 million and $15.5 million for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily as a result of an increase in net gain on derivatives and hedging activities.

Other Expense. Other expense decreased by 22.6% and 22.8% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to decreases in compensation and benefits expense and professional and consulting fees allocated to this segment.

Total Assets. Total assets for the traditional member finance segment increased $1.2 billion as of June 30, 2006, compared to December 31, 2005, and $6.3 billion compared to June 30, 2005, due to the increases in advances and investments discussed above as we refocused our business on this segment.

Mortgage Purchase Program

As part our business plan, we are exiting the MPP. In August 2005, we sold $1.4 billion of government-insured mortgage loans to an affiliate of one of our members. The balance of our mortgage loans held for portfolio will continue to decrease as these loans are paid off.

The following table presents the operating results of our MPP segment for the three and six months ended June 30, 2006 and 2005 and total assets as of June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Interest income	$110,267	$124,912	$220,944	$264,134
Interest expense	105,271	119,112	207,442	243,522

Net interest income	4,996	5,800	13,502	20,612
Other income (loss)		(15,955)	6	(18,499)
Other expense	(3,272)	(4,814)	(6,534)	(10,088)

Income before assessments	1,724	(14,969)	6,974	(7,975)
Assessments	(458)	3,972	(1,848)	2,077

Net income	$1,266	$(10,997)	$5,126	$(5,898)

Total assets (as of period end)	$9,107,785	$11,607,769	$9,107,785	$11,607,769

Net Interest Income. Our net interest income for the MPP segment decreased by 13.9% and 34.5% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to 29.8% and 30.3% reductions in the average balance of MPP assets. See “– Results of Operations – For the Three and Six Months Ended June 30, 2006 and 2005 – Net Interest Income” for additional discussion about net interest income on mortgages held for portfolio loans.

Interest Income. Interest income for this segment decreased by 11.7% and 16.4% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to decreases in the volumes of segment assets, and partially offset by higher earnings on short-term investments allocated to this segment. Interest income increased on the short-term investments due to increasing short-term interest rates in the three and six months ended June 30, 2006 and 2005. In addition, we benefited from a decrease of $15.4 million and $19.5 million in premium amortization for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily as a result of favorable changes in expected prepayment speeds of our mortgages held for portfolio. The average balance of mortgage loans held for portfolio decreased to $6.9 billion and $7.0 billion for the three and six months ended June 30, 2006, compared to $9.8 billion and $10.0 billion for the same periods in 2005. These decreases primarily resulted from of our sale of $1.4 billion of government-insured mortgage loans in August 2005 and the repayments of mortgage loans. The average yields on the mortgage loans held for portfolio increased by 56 basis points to 5.19% for the three months ended June 30, 2006, and 32 basis points to 5.20% for the six months ended June 30, 2006, compared to the same periods in 2005.

Interest Expense. Interest expense decreased by 11.6% and 14.8% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily as the result of decreases in the average balance of consolidated obligations allocated to this segment, due to the continued principal repayments on the mortgage loans held for portfolio, as well as the August 2005 sale of $1.4 million of our government-insured mortgage loans.

Other Income (Loss). Other income increased by $16.0 million and $18.5 million for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily as a result of lower expenses related to using swaptions to hedge our MPP loans and extinguishment of debt allocated to this segment.

Other Expense. Other expense allocated to this segment decreased by 32.0% and 35.2% for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to reductions in compensation and benefits expense and professional and consulting fees.

Total Assets. Total assets for the MPP segment decreased by $2.5 billion as of June 30, 2006, compared to June 30, 2005, for the reasons discussed above. These decreases in mortgage loans held for portfolio were partially offset by increases in short-term investments allocated to the MPP segment. The balance of our mortgage loans held for portfolio will continue to decline as mortgage loans are repaid and we exit the MPP.

Summary of Critical Accounting Policies and Estimates

Our financial statements and reported results are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that may affect our reported results and disclosures. Several of these accounting policies involve the use of accounting estimates that we consider to be critical as: (1) they are likely to change from period to period because they require significant management judgment and assumptions about highly complex and uncertain matters, and (2) the use of a different estimate or a change in estimate could have a material impact on our reported results of operations or financial condition. We review our estimates and assumptions frequently. Estimates and assumptions that are significant to our results of operations and financial condition are called critical accounting policies and estimates. Although management believes these estimates, assumptions, and judgments to be reasonably accurate, actual results could differ significantly.

The Seattle Bank has identified three accounting policies that management believes are critical to the Seattle Bank as they require subjective or complex judgments about matters inherently uncertain and because the likelihood that material amounts would be reported under different conditions or assumptions. These policies include:

•	accounting for derivatives;

•	estimating fair values of all derivatives and hedged items carried at fair value in accordance with SFAS 133; and

•	estimating the fair value of the collateral pledged to the Seattle Bank.

These and other accounting policies and the related judgments, estimates and assumptions are described in greater detail in the Seattle Bank’s Form 10, including in Note 1 to the audited financial statements for the year ended December 31, 2005.

Recently Issued Accounting Standards and Interpretations

SFAS 155. Accounting for Certain Hybrid Financial Instruments. On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in FASB Statement 133 (SFAS 133) Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Seattle Bank), with earlier adoption allowed. We continue to evaluate the impact of adopting SFAS 155 and have not yet determined the effect, if any, that the implementation of SFAS 155 will have on our operating results or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to the market value of financial instruments – and potential loss of future net interest income – that may result from changes in interest rates and other market factors. Our business model requires us to take on market risks. We measure our sensitivity to changes in interest rates by measuring the effective duration and effective convexity of our financial instruments. Effective duration approximates the estimated proportional change in the price of a financial instrument relative to the absolute change in interest rates. Effective convexity approximates the non-proportional change in the price of a financial instrument relative to the absolute change in interest rates. All else equal, the greater the absolute value of an instrument’s effective duration measure, the greater its sensitivity to changes in interest rates. A positive effective convexity measure for a financial instrument predicts, all else equal, that price increases will exceed the effect predicted by effective duration alone, and that price decreases will be less than predicted by effective duration alone. The converse is true for negative convexity. Yield-curve risk refers to changes in the relative relationship among various points of the term structure of interest rates and an instrument’s relative price sensitivity to the various term points. We measure our sensitivity to yield-curve risk by calculating effective key-rate durations. Key-rate durations measure an instrument’s relative sensitivity to various specified points in the term structure of interest rates. These measures can be calculated for individual financial instruments, such as one of our mortgage-backed securities, or to an entire portfolio such as our MPP. We seek to control market risk through our funding and investment decisions, and with interest-rate exchange agreements. Through our market-risk management, we attempt to ensure that we are profitable and to protect net interest income and market value of equity over a wide range of interest-rate environments.

Our general approach to managing market risk is to acquire and maintain a portfolio of assets and liabilities that, together with our associated interest-rate exchange agreements, limits our expected market value and income statement volatility. Our approach complies with Finance Board regulations regarding interest-rate exchange agreements, which enable the FHLBanks to enter into these agreements only to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions.

Measurement of Market Risk

As discussed above, we monitor our market risk through a variety of measures. Our Board of Directors oversees policy limits for four primary risk measures – effective duration of equity, effective key-rate duration mismatch, effective convexity of equity, and market value of equity sensitivity. These policy measures are described below. Historically, our risk management policy included two primary measures of market risk – effective duration of equity and market value of equity sensitivity. Based on the decline in our market value of equity since 2002, we revised our policy limits at the direction of our Board of Directors. In May 2005, our Board of Directors adopted our current risk management policy that added new risk management measures, effective convexity of equity and effective key-rate duration of equity mismatch, to the existing measures of effective duration of equity and market value of equity sensitivity. The new policy established limits for these measures for managing and monitoring our market risk. We monitor our market risk daily and manage market risk within the policy limits. These measures and other key terms are defined below.

•	Market Value of Equity. Market value of equity is the present value of the expected net cash flows from all our assets, liabilities, and commitments.

•	Effective Duration. Effective duration represents the estimated change in the value of a financial instrument for a given instantaneous parallel shift in the yield curve. Stated simply, effective duration is a measure of the price sensitivity of a financial instrument to changes in interest rates. Higher duration numbers, whether positive or negative, indicate greater price-sensitivity to changes in interest rates.

•	Effective Duration of Equity. Effective duration of equity is the market value of assets multiplied by the effective duration of assets minus the market value of liabilities multiplied by the effective duration of liabilities, plus or minus the market value of commitments multiplied by the effective duration of commitments, with the net result divided by the market value of equity. Effective duration of equity measures the sensitivity of the market value of equity to instantaneous changes in interest rates. All else equal higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.

•	Market Value of Equity Sensitivity. Market value of equity sensitivity is the change observed in our estimated market value of equity, given an instantaneous parallel increase or decrease in the yield curve.

•	Effective Convexity. Effective convexity measures the estimated effect of the non-proportional changes in instrument prices that is not incorporated in the proportional effects measured by effective duration. Financial instruments can have positive or negative effective convexity.

•	Effective Convexity of Equity. Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of commitments multiplied by the effective convexity of commitments, with the net result divided by the market value of equity.

•	Effective Key-Rate Duration of Equity. Effective key-rate duration of equity disaggregates effective duration of equity into various specified points in the term structure of interest rates to allow us to measure and manage our exposure to changes in the shape of the yield curve.

•	Effective Key-Rate-Duration-of-Equity Mismatch. This measurement is the difference between the maximum and minimum effective key-rate-duration-of-equity measures.

Market-Risk Management

Our market-risk measures reflect the sensitivity of our business to changes in interest rates, primarily because of mismatches in the maturities and embedded options associated with our mortgage-based assets and the consolidated obligation bonds we use to fund these assets. The prepayment options embedded in mortgage-based instruments may be exercised at any time, while the call options embedded in our callable debt are exercisable on a set date or series of dates following a lock-out period. These differences in the structure and characteristics of the mortgage prepayment options embedded in our mortgage-based assets and the debt call options in the consolidated obligations sold on our behalf cause the market values of our mortgage-based assets and callable debt to respond differently to changes in interest rates and the shape of the yield curve. For example, a significant drop in interest rates will likely trigger rapid prepayments of our mortgage-based assets, while the debt issued to fund the purchase of those assets may or may not be callable depending on the remaining length of the lock-out periods, the exercise prices of the call options, and whether the options are exercisable continuously, periodically, or on a specific date.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of June 30, 2006, our market-risk measures were within our policy limits.

The following table summarizes our four primary risk measures and their respective limits and our compliance as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005	Risk Measure Limit
Primary Risk Measures
Effective Duration of equity	0.40	(0.36)	+/-5.00
Effective Convexity of equity	(0.75)	(2.46)	+/-5.00
Effective Key-rate-duration-of-equity mismatch	1.61	2.60	+/-5.50
Market value of equity sensitivity (+100 basis point shock scenario)	(0.13)%	(0.67)%	+/-4.50
Market value of equity sensitivity (–100 basis point shock scenario)	(0.51)%	(1.45)%	+/-4.50

From December 31, 2005 to June 30, 2006, the general level of interest rates increased, with the 10-year U.S. Treasury yield increasing by approximately 75 basis points. This general increase in interest rates led to an expectation of declining mortgage prepayments, extending the effective duration and estimated average lives of our mortgage portfolio. This effective duration extension was a significant contributor to the change in the Seattle Bank’s effective duration of equity. Similarly, the general increase in interest rates reduced the economic incentive for refinancing mortgages such that the negative effective convexity of the mortgage portfolio declined significantly. This decline was a major factor in the shift in the Seattle Bank’s effective convexity exposure. In addition, the Seattle Bank engaged in some debt restructuring to incrementally decrease its negative effective convexity and effective key-rate duration mismatches during the six months ended June 30, 2006.

Instruments That Address Market Risk

We use interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions, to manage our exposure to changes in interest rates. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions.

Some of the specific types of instruments we use to manage our interest-rate risk are described in the table below.

Hedge Instrument	Hedged Item	Purpose of Hedge Transaction

Pay fixed, receive LIBOR swap; we own option to cancel swap if applicable	Putable or callable advance; fixed-rate advance with option to cancel advance prior to maturity date	To provide customized advance products to our customers at minimal risk to us

Purchased interest-rate cap	Capped advance	To provide customized advance products to our customers at minimal risk to us

Pay fixed, receive LIBOR swap	Fixed-rate advance	To provide customized advance products to our customers at minimal risk to us

Pay LIBOR, receive fixed swap; pay LIBOR, receive fixed swap in which counterparty owns option to cancel swap	Bullet fixed-rate debt; callable fixed-rate debt in which we own option to call debt prior to stated maturity date	To achieve low cost funds with minimal risk to us

Short sale of agency mortgage-based securities	MPP loans	To hedge market value of MPP loans until long-term debt can be issued

Payer or receiver swaptions	Mortgage-based assets, including MPP mortgage loans and mortgage-backed securities	To hedge our prepayment risk on our mortgage-based assets and manage our effective duration of equity

The total notional amount of interest-rate exchange agreements outstanding was $22.5 billion and $18.5 billion as of June 30, 2006 and December 31, 2005. The notional amount of interest-exchange agreements increased between June 30, 2006 and December 31, 2005, due to increases in fair value hedges of consolidated obligations.

Credit-Risk Management

Credit risk is the risk of loss due to default. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances. We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We can also call for additional or substitute collateral during the life of an advance to protect our security interest. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $587 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented $232.9 million of the $26.9 billion of advances as of June 30, 2006 and $135.0 million of the $21.4 billion of advances outstanding as of December 31, 2005. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

Investments. We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or its agencies or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of June 30, 2006 and December 31, 2005, our unsecured credit exposure was $9.7 billion and $13.2 billion, primarily consisting of $5.0 billion and $5.3 billion of other FHLBank consolidated obligations and $3.6 billion and $6.4 billion of federal funds sold. This decrease in unsecured credit exposure primarily resulted from a decrease in our short-term investments, including federal funds sold, as advance balances increased. Pursuant to the Finance Board agreement, we may not purchase additional investments in the consolidated obligations of other FHLBanks without Finance Board approval.

Mortgage Loans Held for Portfolio. The Seattle Bank has never experienced a credit loss nor has our SMI provider experienced a loss claim on an MPP mortgage loan. Under the MPP, we have purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $6.7 billion and $7.2 billion as of June 30, 2006 and December 31, 2005, which comprised $329.9 million and $383.4 million in government-insured mortgage loans and $6.4 billion and $6.8 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of the business plan, we are exiting from the MPP. However, we do not expect that this decision will impact the credit risk of the mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary, and believe that we have the policies and procedures in place to appropriately manage this credit risk.

Derivative Credit-Risk Exposure and Counterparty Ratings. The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require the counterparties to collateralize exposures with the thresholds for priority collateral tied to the credit risk of the counterparty. For example, a counterparty must deliver collateral to the Seattle Bank if the total market value of our exposure to that counterparty rises above a specific threshold. As a result of these risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements but before considering collateral, was $37.1 million and $4.5 million as of June 30, 2006 and December 31, 2005. In determining maximum credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $37.1 million and $4.5 million as of June 30, 2006 and December 31, 2005. These increases in credit risk and net exposure after considering collateral were primarily due to changes in market conditions, including the level and slope of the yield curve during the six months ended June 30, 2006.

Our counterparty credit exposure, by credit rating, was as follows.

	As of June 30, 2006
	Notional Amount	Total Net Exposure at Fair Value		Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$767,780	$		$	$
AA	3,952,575		31,210			31,210
AA–	12,267,136		4,038			4,038
A+	5,323,175		1,709			1,709
A	115,000
Member institutions (1)	60,500		138			138

Total	$22,486,166		$37,095	$		$37,095

	As of December 31, 2005
	Notional Amount	Total Net Exposure at Fair Value		Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$834,130	$		$	$
AA	2,626,562
AA–	9,887,592
A+	4,914,175		4,556			4,556
A	140,000
Member institutions (1)	60,500

Total	$18,462,959		$4,556	$		$4,556

(1)	Collateral held with respect to interest-rate exchange agreements with member institutions represents either collateral physically held by or on behalf of the Seattle Bank or collateral assigned to the Seattle Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Seattle Bank. This notional amount excludes stand-alone delivery commitments.

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of June 30, 2006, 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements excluding agreements in which we served as intermediaries. As of June 30, 2006, 76% of the total notional amount of our outstanding interest-rate exchange agreements was with 12 counterparties rated AA– or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized, 100% as of June 30, 2006 and December 31, 2005 of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the President and Chief Executive Officer and the Chief Financial Officer, the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The President and Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended June 30, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, other than as described below, no such change occurred during such period.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, our management concluded that we did not maintain effective control over the presentation and classification of certain cash flows in our Statement of Cash Flows. Specifically, in an initial draft of our Statement of Cash Flows for the year ended December 31, 2005, we did not properly classify (1) the net proceeds from the December 2005 sale of our trading security as an operating activity, (2) the unrealized market value loss related to our September 2005 reclassification of mortgage loans from loans held for sale to loans held for portfolio on the correct caption within operating activities, and (3) payments for concession fees relating to the issuance of consolidated obligations as a financing activity. This control deficiency could have allowed a material misstatement to occur among the cash flow activities that comprise the Statements of Cash Flows in our annual or interim financial statements. Accordingly, our management determined this control deficiency constituted a material weakness in our internal control over financial reporting.

To address and remediate this material weakness in our internal control over financial reporting as of December 31, 2005, that continued to exist through June 30, 2006, we made certain changes to our internal control over financial reporting during the second quarter of 2006, and we continue to make changes in certain areas to remediate this material weakness. The remedial changes taken were:

•	We implemented a supplemental procedure involving the review of all new authoritative guidance released during the current month, as documented in the form of a memorandum required in order to close the general ledger. This procedure identifies when changes to financial statement classification must be made as a result of new authoritative guidance.

•	We document all new and unusual transactions, such as selling a trading security or reclassifying mortgage loans, that occurred over the course of the last month, and we evaluate such transactions’ impact on and proper classification in the Statement of Condition, the Statement of Income, and the Statement of Cash Flows.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Seattle Bank’s Form 10. See “Item 1A. Risk Factors” of the Form 10 for a discussion of risks and uncertainties that may affect the Seattle Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (incorporated by reference to the Form 8-K filed with the SEC on June 23, 2006).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ James E. Gilleran	Dated:	August 14, 2006
James E. Gilleran
President and Chief Executive Officer

By:	/s/ Mark R. Szczepaniak	Dated:	August 14, 2006
Mark R. Szczepaniak Senior Vice President, Chief Financial Officer