Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Seattle
filed 2006-11-14
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of October 31, 2006, the registrant had 19,452,109 shares of Class B(1) stock and 2,608,280 shares of Class B(2) stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Federal Home Loan Bank of Seattle

Statements of Condition

	As of September 30, 2006	As of December 31, 2005
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,526	$4,124
Restricted cash		15,360
Interest-bearing deposits	780,000	1,415,007
Securities purchased under agreements to resell		850,000
Federal funds sold	4,894,000	6,428,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $4,274,955 and $5,274,944) (Note 2)	13,747,708	14,877,594
Advances (Note 3)	27,156,435	21,435,492
Mortgage loans held for portfolio (Note 4)	6,556,787	7,215,607
Accrued interest receivable (Other FHLBanks: $13,411 and $59,219)	232,812	250,943
Premises and equipment, net	13,266	13,963
Derivative assets (Note 7)	89,879	13,205
Receivable from Resolution Funding Corporation (REFCORP)		2,528
Other assets	18,554	19,747

Total Assets	$53,490,967	$52,541,570

Liabilities and Capital
Liabilities
Deposits	$875,840	$800,820
Securities sold under agreement to repurchase		393,500
Consolidated obligations, net (Note 5):
Discount notes	2,923,265	10,620,951
Bonds	46,733,866	37,881,557

Total consolidated obligations, net	49,657,131	48,502,508

Accrued interest payable	551,219	377,236
Affordable Housing Program (AHP)	24,285	31,235
Payable to REFCORP	2,283
Derivative liabilities (Note 7)	54,478	133,765
Other liabilities	31,677	34,954
Mandatorily redeemable Class B stock and other borrowings (Note 6)	69,222	66,259

Total Liabilities	51,266,135	50,340,277

Commitments and Contingencies (Note 10)
Capital
Class B stock—putable—($100 par value) issued and outstanding shares (Note 6):
Class B(1) stock: (19,006 and 20,197)	1,900,624	2,019,731
Class B(2) stock: (2,358 and 1,128)	235,841	112,803
Retained earnings	88,367	68,759

Total Capital	2,224,832	2,201,293

Total Liabilities and Capital	$53,490,967	$52,541,570

*	Fair values of held-to-maturity securities were $13,511,234 and $14,584,699 as of September 30, 2006 and December 31, 2005.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances	$369,587	$175,152	$926,661	$464,825
Prepayment fees on advances	89	4	511	2,132
Interest-bearing deposits	6,024	9,350	31,182	10,806
Securities purchased under agreements to resell	1,315		7,686	96
Federal funds sold	58,286	47,654	200,806	66,062
Trading securities		3,625		10,875
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $38,899 and $54,546 for the three months ended September 30, 2006 and 2005, $128,182 and $175,756 for the nine months ended September 30, 2006 and 2005)	145,858	158,279	432,787	507,183
Mortgage loans held for portfolio	82,878	111,651	263,247	354,620
Loans to other FHLBanks	1	16	19	26

Total interest income	664,038	505,731	1,862,899	1,416,625

Interest Expense
Consolidated obligations	631,459	471,577	1,774,983	1,304,245
Deposits	8,694	7,089	24,020	16,890
Securities sold under agreements to repurchase	1,646	2,961	7,705	13,890
Mandatorily redeemable Class B stock and other borrowings			43	12

Total interest expense	641,799	481,627	1,806,751	1,335,037

Net Interest Income	22,239	24,104	56,148	81,588
Other Income (Loss)
Service fees	407	567	1,290	1,617
Net loss from sale of held-to-maturity securities	(4,754)		(6,376)
Net (loss) gain from trading securities		(13,750)		8,195
Net (loss) gain on derivatives and hedging activities	(119)	17,436	2,408	(32,845)
Net gain (loss) on early extinguishment of consolidated obligations	4,777		6,522	(3,041)
Net gain on sale of mortgage loans held for sale		7,019		7,019
Other gain (loss), net	3	(1,263)	(75)	(1,479)

Total other income (loss)	314	10,009	3,769	(20,534)

Other Expense
Operating expenses:
Compensation and benefits	5,175	5,567	16,376	20,097
Other operating	3,865	7,760	13,450	22,052
Federal Housing Finance Board	460	532	1,377	1,598
Office of Finance	288	258	981	842
Other	340	437	1,052	1,518

Total other expense	10,128	14,554	33,236	46,107

Income Before Assessments	12,425	19,559	26,681	14,947
Assessments
AHP	1,014	1,696	2,171	1,375
REFCORP	2,282	3,572	4,902	2,714

Total assessments	3,296	5,268	7,073	4,089

Net Income	$9,129	$14,291	$19,608	$10,858

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	Class B(1) Stock - Putable		Class B(2) Stock - Putable		Retained Earnings	Total Capital
For the Nine Months Ended September 30, 2006 and 2005	Shares	Par Value	Shares	Par Value
(in thousands, except annualized dividend rate data)
Balance as of December 31, 2004	19,726	$1,972,594	542	$54,233	$75,296	$2,102,123
Issuance of stock	1,098	109,753				109,753
Transfers	(904)	(90,402)	904	90,402
Net shares classified as mandatorily redeemable Class B stock	11	1,163	(136)	(13,668)	227	(12,278)
Net income					10,858	10,858
Dividends on stock:
Class B(1) stock (1.63%) and Class B(2) stock (1.50%)
Cash					(22)	(22)
Stock	82	8,221	2	234	(8,455)

Balance as of September 30, 2005	20,013	$2,001,329	1,312	$131,201	$77,904	$2,210,434

Balance as of December 31, 2005	20,197	$2,019,731	1,128	$112,803	$68,759	$2,201,293
Issuance of stock	69	6,894				6,894
Transfers	(1,243)	(124,343)	1,243	124,343
Net shares classified as mandatorily redeemable Class B stock	(17)	(1,658)	(13)	(1,305)		(2,963)
Net income					19,608	19,608

Balance as of September 30, 2006	19,006	$1,900,624	2,358	$235,841	$88,367	$2,224,832

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
(in thousands)
Operating Activities
Net income	$19,608	$10,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans held for portfolio	72,853	29,107
Concessions on consolidated obligation bonds	3,709	4,936
Premises and equipment	2,314	1,615
Net (increase) decrease in fair value adjustment on derivatives and hedging activities	(30,112)	6,568
(Gain) loss on early extinguishment of debt	(6,522)	3,041
Net loss on disposal of premises and equipment	98	305
Loss on sale of held-to-maturity securities	6,376
Increase from trading securities		(8,195)
Gain on sale of mortgage loans held for sale		(7,019)
Decrease in accrued interest receivable	18,132	77,053
(Increase) decrease in net accrued interest on derivatives	(105,721)	4,297
Decrease (increase) in other assets	87	(6,677)
Decrease in AHP liability and discount on AHP advances	(6,951)	(6,105)
Increase (decrease) in payable to REFCORP	4,811	(4,484)
Increase in accrued interest payable	173,983	10,139
(Decrease) increase in other liabilities	(3,277)	5,221

Total adjustments	129,780	109,802

Net cash provided by operating activities	149,388	120,660

Investing Activities
Net decrease (increase) in interest-bearing deposits	650,360	(1,657,200)
Net decrease in securities purchased under agreements to resell	850,000
Net decrease (increase) in federal funds sold	1,534,000	(6,205,500)
Purchase of held-to-maturity securities	(1,382,316)	(1,063,305)
Proceeds from maturities and sales of held-to-maturity securities	2,504,255	3,924,977
Proceeds from sale of mortgage loans held for sale		1,448,625
Principal collected on advances	77,806,648	55,220,197
Advances made	(83,536,976)	(58,118,764)
Principal collections and recoveries on mortgage loans held for portfolio	657,333	1,508,813
Purchases of mortgage loans held for portfolio		(85,941)
Net increase in premises and equipment	(1,715)	(3,499)

Net cash used in investment activities	(918,411)	(5,031,597)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
(in thousands)
Financing Activities
Net increase in deposits	75,020	65,649
Net (decrease) increase in securities sold under agreements to repurchase	(393,500)	88,150
Net proceeds from issuance of consolidated obligations:
Discount notes	277,274,514	303,866,457
Bonds	16,792,070	4,947,496
Payments for maturing and retiring consolidated obligations:
Discount notes	(285,045,482)	(293,812,805)
Bonds	(7,943,091)	(10,341,336)
Proceeds from sale of Class B(1) stock	6,894	109,753
Repurchases of Class B(2) stock		(10,388)
Retirement of mandatorily redeemable Class B(2) stock		(415)
Dividends paid		(22)

Net cash provided by financing activities	766,425	4,912,539

Net (decrease) increase in cash and cash equivalents	(2,598)	1,602
Cash and cash equivalents at beginning of the year	4,124	4,562

Cash and cash equivalents at end of period	$1,526	$6,164

Supplemental Disclosures
Interest paid	$1,632,768	$1,325,008
AHP payments	9,121	7,479
REFCORP payments	119	7,199

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1. Summary of Significant Accounting Policies and Recently Issued Accounting Standards and Interpretations

General

• Basis of Reporting • These unaudited financial statements and condensed notes should be read in conjunction with the 2005 audited financial statements and related notes (2005 Audited Financials) included in the registration statement on Form 10, as amended, of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain amounts from the prior period have been modified to conform to the current presentation.

• Use of Estimates • The preparation of financial statements, in accordance with U.S. GAAP, requires us to make assumptions and estimates. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

• Segment Disclosure • Our core business is traditional member finance, which includes making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. Historically, we offered products and services through two operating segments, traditional member finance and the Mortgage Purchase Program (MPP). The MPP segment consisted of mortgage loans held for portfolio as a result of purchases from participating members. During the first quarter of 2005, we decided to exit the MPP. As a result of this decision, Seattle Bank management no longer manages the business using separate operating segments. The Seattle Bank now aggregates the operating results of the former MPP segment with the traditional member finance segment for decision-making purposes. Accordingly, the note containing segment information previously contained in the notes to our financial statements has been removed from these Condensed Notes to Financial Statements. As of September 30, 2006, our MPP balance has declined 34.7% to $6.6 billion from $10.1 billion as of March 31, 2005.

Recently Issued Accounting Standards and Interpretations

• SFAS 155. Accounting for Certain Hybrid Financial Instruments • On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in FASB Statement No. 133 (SFAS 133) Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Seattle Bank), with earlier adoption allowed. We continue to evaluate the impact of adopting SFAS 155 and have not yet determined the effect, if any, that the implementation of SFAS 155 will have on our operating results or financial position. The Seattle Bank does not expect the adoption of SFAS 155, and the related standards, to have a significant effect on our Statements of Condition or Statements of Income.

• SFAS 157. Fair Value Measurements • On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which consolidates various definitions of “fair value” discussed in many accounting pronouncements. SFAS 157 establishes a framework for measuring fair value in U.S. GAAP and requires additional disclosures about fair value measurements in the notes to our financial statements. The application of SFAS 157 is expected to increase consistency and comparability in fair value measurements and thus reduce the complexity of applying U.S. GAAP to such measurements. Under SFAS 157, fair value is based on the price from a market participant’s perspective that takes into consideration certain risks and restrictions if market participants would include those same risks and restrictions in pricing related assets and liabilities. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 requires expanded financial reporting disclosures about fair value measurements if the reporting entity significantly relies on its own assumptions about market participant assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Seattle Bank is currently evaluating the impact, if any, that SFAS 157 will have on our Statements of Condition, Statements of Income and Statements of Cash Flows.

• SFAS 158. Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans • On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, amendments of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefit (SFAS 158). SFAS 158 applies to all single-employer defined benefit plans that fall within SFAS 87 or SFAS 106, but it does not apply to defined contribution plans or multi-employer plans. The new standard requires that a reporting entity recognize the funded status of its benefit plans as a net liability or asset, with an offsetting adjustment to accumulated other comprehensive income within shareholders’ equity, and that plan assets and liabilities be measured as of the date of the applicable financial statement period. SFAS 158 does not change how pensions and other post-retirement benefits are accounted for and reported in the statement of income. SFAS 158 applies to plan sponsors that are public and private entities and non-governmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have chosen to early adopt SFAS 158 for the fiscal year ending December 31, 2006. We do not expect the adoption of SFAS 158 to have a material impact on our Statements of Condition.

• Staff Accounting Bulletin No. 108 • On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Historically, the two most widely recognized methods for quantifying the effects of financial statement restatements have been the “roll-over” and the “iron curtain” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, which includes the reversing effect of prior-year misstatements. The exclusive use of the roll-over method can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the misstatements of each of the reporting entity’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” method because it requires quantification of errors under both the traditional roll-over and the iron curtain methods. SAB 108 permits the reporting entity to initially apply these methods by: (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. However, misstatements solely related to the current calendar year would not be included in the transition cumulative adjustment. Use of the cumulative effect transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when the error arose. The Seattle Bank has consistently applied both the roll-over and iron curtain methods when determining the materiality of errors. As of the filing date, the Seattle Bank does not expect the application of SAB 108 to have a significant effect on our Statements of Condition, Statements of Income, Statements of Capital, or Statements of Cash Flows.

Note 2. Held-To-Maturity Securities

• Major Security Types • The following table summarizes our held-to-maturity securities as of September 30, 2006 and December 31, 2005.

As of September 30, 2006	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$151,509	$3,271	$	$154,780
Government-sponsored enterprises	2,692,240	23,096	(42,829)	2,672,507
Other FHLBanks’ consolidated obligation bonds	4,274,955		(84,432)	4,190,523
State or local housing agency obligations	12,717	89	(4)	12,802

Subtotal	7,131,421	26,456	(127,265)	7,030,612

Mortgage-Backed Securities
Government-sponsored enterprises	1,863,996	794	(76,446)	1,788,344
Other	4,752,291	3,472	(63,485)	4,692,278

Subtotal	6,616,287	4,266	(139,931)	6,480,622

Total	$13,747,708	$30,722	$(267,196)	$13,511,234

As of December 31, 2005	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$194,106	$324	$(324)	$194,106
Other U.S. agency obligations	221,671	4,932	(1)	226,602
Government-sponsored enterprises	2,698,649	28,764	(63,685)	2,663,728
Other FHLBanks’ consolidated obligation bonds	5,274,944		(114,617)	5,160,327
State or local housing agency obligations	16,900	218		17,118

Subtotal	8,406,270	34,238	(178,627)	8,261,881

Mortgage-Backed Securities
Government-sponsored enterprises	2,141,284	1,584	(79,759)	2,063,109
Other	4,330,040	646	(70,977)	4,259,709

Subtotal	6,471,324	2,230	(150,736)	6,322,818

Total	$14,877,594	$36,468	$(329,363)	$14,584,699

*	The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $37.8 million and $40.9 million as of September 30, 2006 and December 31, 2005.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of September 30, 2006, we did not have any securities pledged as collateral to broker-dealers which they cannot sell or repledge.

As of September 30, 2006 and December 31, 2005, we held $345.1 million and $514.0 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock, or members with a representative serving on our Board of Directors. For additional information see Note 9.

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

• Other Federal Home Loan Bank Consolidated Obligation Bonds • The following table details our consolidated obligation bonds of other Federal Home Loan Banks (FHLBanks) by primary obligor as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006				As of December 31, 2005
Other FHLBanks’ Consolidated Obligation Bonds	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Atlanta	$		$		$500,000	$492,969
FHLBank of Boston		500,000		496,992	500,000	492,500
FHLBank of Des Moines		1,879,955		1,828,075	2,129,944	2,075,206
FHLBank of San Francisco		1,895,000		1,865,456	2,145,000	2,099,652

Total		$4,274,955		$4,190,523	$5,274,944	$5,160,327

• Temporary Impairment • The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006 and December 31, 2005.

	Less than 12 months		12 months or more		Total
As of September 30, 2006	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Government-sponsored enterprises	$	$	$2,261,579	$(42,829)	$2,261,579	$(42,829)
Other FHLBanks’ consolidated obligation bonds			4,190,523	(84,432)	4,190,523	(84,432)
State or local housing agency obligations	111	(4)			111	(4)

Subtotal	$111	$(4)	$6,452,102	$(127,261)	$6,452,213	$(127,265)

Mortgage-Backed Securities
Government-sponsored enterprises	25,752	(329)	1,639,141	(76,117)	1,664,893	(76,446)
Other	609,431	(4,220)	2,328,030	(59,265)	2,937,461	(63,485)

Subtotal	635,183	(4,549)	3,967,171	(135,382)	4,602,354	(139,931)

Total	$635,294	$(4,553)	$10,419,273	$(262,643)	$11,054,567	$(267,196)

	Less than 12 months		12 months or more		Total
As of December 31, 2005	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$99,542	$(324)	$	$	$99,542	$(324)
Other U.S. agency obligations	10,734	(1)			10,734	(1)
Government-sponsored enterprises	493,055	(6,945)	1,754,354	(56,740)	2,247,409	(63,685)
Other FHLBanks’ consolidated obligation bonds	1,961,827	(38,173)	3,198,500	(76,444)	5,160,327	(114,617)

Subtotal	2,565,158	(45,443)	4,952,854	(133,184)	7,518,012	(178,627)

Mortgage-Backed Securities
Government-sponsored enterprises	648,813	(15,105)	1,315,936	(64,654)	1,964,749	(79,759)
Other	1,734,418	(18,739)	1,677,707	(52,238)	3,412,125	(70,977)

Subtotal	2,383,231	(33,844)	2,993,643	(116,892)	5,376,874	(150,736)

Total	$4,948,389	$(79,287)	$7,946,497	$(250,076)	$12,894,886	$(329,363)

The gross unrealized losses on the held-to-maturity portfolio as of September 30, 2006 were related to declining market values related to increases in market interest rates. As of September 30, 2006, 148 of our investment positions had gross unrealized losses totaling $267.2 million, with the total estimated fair value of these positions being approximately 97.6% of their carrying value. Of these 148 positions, 131 positions had gross unrealized losses for at least 12 months or more.

The gross unrealized losses on the held-to-maturity portfolio as of December 31, 2005 were related to declining market values related to increases in market interest rates. As of December 31, 2005, 159 of our investment positions had gross unrealized losses totaling $329.4 million, with the total estimated fair value of these positions being approximately 97.5% of their carrying value. Of these 159 positions, 93 positions had gross unrealized losses for at least 12 months or more.

We reviewed our investment security holdings as of September 30, 2006 and December 31, 2005, and have determined that all unrealized losses reflected above were temporary, based in part on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

• Interest-Rate Payment Terms • The following table summarizes the interest-rate payment terms for our investment in held-to-maturity securities as of September 30, 2006 and December 31, 2005.

Interest-Rate Payment Terms	As of September 30, 2006	As of December 31, 2005
(in thousands)
Amortized Cost of Held-to-Maturity Securities:
Investments (excluding Other FHLBanks’ Consolidated Obligation Bonds and Mortgage-Backed Securities)
Fixed-rate	$2,776,297	$2,821,150
Variable-rate	80,169	310,176

Subtotal	2,856,466	3,131,326

Other FHLBanks’ Consolidated Obligation Bonds
Fixed-rate	4,274,955	5,274,944
Mortgage-Backed Securities
Pass-through securities:
Fixed-rate	114,432	133,154
Variable-rate	7,181	8,674

Subtotal	121,613	141,828
Collateralized mortgage obligations:
Fixed-rate	3,545,360	4,041,759
Variable-rate	2,949,314	2,287,737

Subtotal	6,494,674	6,329,496

Total	$13,747,708	$14,877,594

• Losses on the Sale of Held-to-Maturity Securities • We recorded net realized losses of $6.4 million and $1.2 million on sales of held-to-maturity securities during the nine months ended September 30, 2006 and the year ended December 31, 2005. The proceeds received of $993.6 million and $248.8 million on the sales of held-to-maturity securities in the first nine months of 2006 and in 2005 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3. Advances

• Redemption Terms • We had advances outstanding, including Affordable Housing Program (AHP) advances, at interest rates ranging from 1.78% to 8.62% as of September 30, 2006 and 1.60% to 8.62% as of December 31, 2005. As of September 30, 2006 and December 31, 2005, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted average interest rate of our advances by term to maturity.

	As of September 30, 2006		As of December 31, 2005
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(dollars in thousands)
Due in one year or less	$15,702,565	5.21	$11,259,608	4.21
Due after one year through two years	5,437,771	5.21	1,508,481	3.93
Due after two years through three years	1,778,970	4.92	3,868,399	4.40
Due after three years through four years	890,051	4.84	1,069,882	4.12
Due after four years through five years	976,101	4.97	889,719	4.93
Thereafter	2,398,160	4.64	2,858,708	4.59

Total par value	27,183,618	5.12	21,454,797	4.30
Overdrawn demand deposit accounts	454		275
Discounts on advances	(7,248)		(8,526)
Commitment fees	(1,027)		(1,027)
Discount on AHP advances	(302)		(352)
Derivative hedging adjustments	(19,060)		(9,675)

Total	$27,156,435		$21,435,492

Generally, advances may only be prepaid by the member paying us a prepayment fee that makes us financially indifferent to the prepayment. Prepayment fees received in connection with the restructure of an existing advance are included in “Discounts on advances.” We offer callable advances to members, which the member may prepay on certain call dates without incurring prepayment or termination fees. As of September 30, 2006 and December 31, 2005, we had no callable advances outstanding. We also make putable advances in which we have a right to terminate the advance at our discretion. We had putable advances outstanding of $3.2 billion and $3.3 billion as of September 30, 2006 and December 31, 2005.

• Security Terms • We lend to financial institutions involved in housing finance within our district according to federal statutes, including the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBank Act requires us to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Seattle Bank, and other eligible real estate-related assets as collateral on such advances. However, community financial institutions, or CFIs, are subject to expanded statutory collateral provisions dealing with small business or agricultural loans. As of September 30, 2006 and December 31, 2005, we had rights to collateral with an estimated fair value greater than outstanding advances. Based on a risk analysis of each member, we may: (1) allow a member to retain possession of collateral, other than securities collateral, assigned to us if the member executes a written security agreement and agrees to hold such collateral for our benefit; or (2) require the member specifically to assign or place physical possession of such collateral with us or our safekeeping agent.

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

In addition to collateral held under blanket pledge agreements, we physically held collateral with a fair value of $16.7 billion and $12.3 billion as of September 30, 2006 and December 31, 2005. We had additional collateral with a fair value of $7.9 billion and $6.0 billion specifically segregated and pledged to us by members as of September 30, 2006 and December 31, 2005.

As of September 30, 2006, we had $21.8 million of outstanding advances to two borrowers that we classified as substandard. These advances are fully collateralized with high-grade, marketable securities and rights to proceeds from mortgage loan collections. Because the borrowers continue to pay according to contractual requirements and because of our collateral position, we continue to accrue interest on the advances.

• Concentration Risk • Our credit risk from advances is concentrated among commercial banks and savings institutions. As of September 30, 2006 and December 31, 2005, we had advances of $15.1 billion and $10.3 billion outstanding to two member institutions, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., representing 55.6% and 48.0% of total advances outstanding as of those dates. The income from advances to these member institutions totaled $479.7 million and $333.5 million for the nine months ended September 30, 2006 and for the year ended December 31, 2005. We held sufficient collateral to cover the advances to these institutions, and, as a result, we do not expect to incur any credit losses on these advances. These same two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock as of September 30, 2006 and December 31, 2005. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of September 30, 2006 and December 31, 2005.

• Interest-Rate Payment Terms • The following table summarizes advances by interest-rate payment terms.

Interest-Rate Payment Terms	As of September 30, 2006	As of December 31, 2005
(in thousands)
Par Value of Advances
Fixed-rate	$17,081,224	$16,751,372
Variable-rate	10,102,394	4,703,425

Total par value	$27,183,618	$21,454,797

Note 4. Mortgage Loans Held for Portfolio

In accordance with our business plan, we are exiting from the MPP, which has lowered, and will continue to lower, our overall interest-rate risk profile and reduced our operating costs, including costs associated with managing risks related to our mortgage loans held for portfolio. We historically purchased our mortgage loans held for portfolio directly from participating members through the MPP. The mortgage loans held for portfolio represent held-for-investment mortgage loans that our members originated, service, and support with credit enhancements. As of September 30, 2006 and December 31, 2005, 88.8% and 88.5% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock as of September 30, 2006 and December 31, 2005. For more information, see Note 9.

The following table summarizes information on mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio	As of September 30, 2006	As of December 31, 2005
(in thousands)
Fixed, medium-term*, single-family mortgage loans	$1,081,888	$1,222,163
Fixed, long-term, single-family mortgage loans	5,443,174	5,960,379

Total loan principal	6,525,062	7,182,542
Unamortized premiums	75,964	79,147
Unamortized discounts	(44,239)	(46,082)

Total	$6,556,787	$7,215,607

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of September 30, 2006 and December 31, 2005 was comprised of government-insured mortgage loans totaling $309.2 million and $383.4 million and conventional mortgage loans totaling $6.2 billion and $6.8 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of September 30, 2006 and December 31, 2005.

In connection with the MPP, we required a member to fund a lender risk account (LRA), either up front as a portion of the purchase proceeds or over time through setting aside a portion of the monthly payment collected. The LRA amount funded by the member is the greater of the expected losses, based on an evaluation of the portfolio or a representative sample of the portfolio, or the minimum amount required by the supplemental mortgage insurance (SMI) provider in order to provide SMI. The LRA funds are used to offset any losses that may occur, with excess funds distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. As of September 30, 2006 and December 31, 2005, we held amounts of $19.7 million and $16.5 million in our LRA. See Note 1 of the 2005 Audited Financials for additional information.

As of September 30, 2006, we had $43.7 million of mortgage loans delinquent 90 days or more, compared to $67.5 million as of December 31, 2005, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2006 and December 31, 2005, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the LRA and SMI, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of September 30, 2006, the Seattle Bank had mortgage loans totaling $2.0 million in foreclosure. As of September 30, 2006, the Seattle Bank’s other assets included $225,000 of real estate owned resulting from foreclosure of one mortgage loan held by the Seattle Bank. The real estate, which is carried at the lower of market, less estimated selling costs, or carrying value, is currently being evaluated for disposal. As of December 31, 2005, the Seattle Bank did not own any real estate properties.

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

Interest-Rate Payment Terms	As of September 30, 2006	As of December 31, 2005
(in thousands)
Fixed-rate bonds	$45,797,835	$37,786,010
Simple variable-rate bonds	1,135,000	300,000
Discount notes	2,928,748	10,646,479

Total consolidated obligations par value	$49,861,583	$48,732,489

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds outstanding by term to maturity.

	As of September 30, 2006		As of December 31, 2005
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(dollars in thousands)
Due in one year or less	$18,410,435	4.80	$8,635,775	3.44
Due after one year through two years	9,025,150	4.33	7,957,230	4.21
Due after two years through three years	6,149,875	4.56	6,527,550	3.94
Due after three years through four years	2,578,445	4.69	3,260,500	4.64
Due after four years through five years	1,483,575	5.05	1,963,300	4.55
Thereafter	9,285,355	5.36	9,741,655	5.33

Total par value	$46,932,835	4.79	$38,086,010	4.33
Premiums	31,141		45,890
Discounts	(91,250)		(70,100)
Derivative hedging adjustments	(138,860)		(180,243)

Total	$46,733,866		$37,881,557

The amounts in the table above include consolidated obligation bonds obtained through transfers of $1.3 billion par value from the FHLBank of Chicago and $50.0 million par value from the FHLBank of Pittsburgh, which transfers included $32.1 million of associated bond discount as of September 30, 2006 and December 31, 2005.

Consolidated obligation bonds outstanding as of September 30, 2006 and December 31, 2005, include callable bonds, which we may prepay on certain call dates without incurring prepayment or termination fees, totaling $24.3 billion and $19.2 billion. We continue to classify our debt as callable after the last call date has passed.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms.

Consolidated Obligation Bonds	As of September 30, 2006	As of December 31, 2005
(in thousands)
Non-callable or non-putable	$22,240,945	$18,473,880
Callable	24,287,790	19,208,030
Putable	404,100	404,100

Total	$46,932,835	$38,086,010

The following table summarizes the par value of consolidated obligation bonds outstanding by term to maturity or next call date.

Term to Maturity or Next Call Date	As of September 30, 2006	As of December 31, 2005
(in thousands)
Due in one year or less	$33,583,600	$22,854,080
Due after one year through two years	3,913,500	4,721,130
Due after two years through three years	3,298,875	3,650,000
Due after three years through four years	1,322,445	1,728,500
Due after four years through five years	498,575,	648,300
Thereafter	4,315,840	4,484,000

Total par value	$46,932,835	$38,086,010

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

	As of September 30, 2006		As of December 31, 2005
Regulatory Capital Requirements	Required	Actual	Required	Actual
(dollars in thousands)
Risk-based capital	$361,582	$2,294,054	$461,462	$2,267,552
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.32%
Total regulatory capital	$2,273,269	$2,294,054	$2,101,663	$2,267,552
Leverage ratio	5.00%	6.43%	5.00%	6.47%
Leverage capital	$2,674,434	$3,441,081	$2,627,079	$3,401,328

• Supervisory Capital Requirements • Under our business plan, which was submitted to the Federal Housing Finance Board (Finance Board) in April 2005, and accepted in May 2005 in accordance with the written agreement dated December 10, 2004 between the Seattle Bank and the Finance Board, we must maintain a minimum regulatory capital-to-assets ratio of 4.25%. We were in compliance with the applicable regulatory and supervisory capital requirements at all times during the first nine months of 2006 and during 2005. From time to time, adherence to our minimum capital-to-assets ratio may constrain our capacity to make advances to members because advances may increase our total assets without increasing our permanent capital. In June 2005, the Board of Directors authorized the use of membership stock to satisfy the members’ advance stock purchase requirement after all excess Class B(1) and Class B(2) stock has been used to allow our members to access more advances funding. This authorization allows for the increase of our total assets through the funding of additional advances without increasing our permanent capital, as members can support advances using their already outstanding membership stock instead of purchasing additional capital stock to support the advances. See Note 11 with regard to amendments to our capital plan that will affect classification of our Class B stock and excess stock.

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

See Note 11 regarding amendments to our capital plan that could affect payment of dividends on our stock. In addition, in connection with the approval of the amendments to our capital plan, our Board of Directors resolved that any dividends on Class A stock would be payable only in cash.

• Mandatorily Redeemable Class B Stock • As of September 30, 2006 and December 31, 2005, we had $69.2 million and $66.3 million in Class B stock subject to mandatory redemption with 16 and 11 members and former members. These amounts have been classified as “mandatorily redeemable Class B stock” in the Statements of Condition.

The following table summarizes our activity relating to mandatorily redeemable Class B stock.

Mandatorily Redeemable Class B Stock	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
(in thousands)
Balance, beginning of period	$66,259	$64,139
Capital stock subject to mandatory redemption reclassified to liability
Membership withdrawals	2,963	2,387
Other redemptions		65,100
Capital stock subject to mandatory redemption reclassified to equity		(65,515)
Imputed interest and dividends		148

Balance, end of period	$69,222	$66,259

• Capital Concentration • Two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held 38.1% and 38.2% of our total outstanding Class B stock, including mandatorily redeemable Class B stock, as of September 30, 2006 and December 31, 2005. See Note 9 for additional information. No other member held more than 10% of our outstanding Class B stock and mandatorily redeemable Class B stock as of these dates.

• Amendments to Capital Plan • On October 11, 2006, the Finance Board approved amendments to our capital plan that are intended to encourage new advance activity and simplify the terms and provisions of our capital plan. The Seattle Bank currently expects these amendments to take effect on or around December 1, 2006. Under the amended capital plan, we will create a new Class A stock with a six-month redemption period, instead of the five-year redemption period for the Class B stock, and we will permit members to satisfy their advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock, which we refer to as the excess stock pool. Use of the excess stock pool will be subject to certain restrictions and limitations. See Note 11, Subsequent Events, for additional information.

• Excess Stock • As of September 30, 2006 and December 31, 2005, our members held $778.1 million and $563.2 million in capital stock in excess of the minimum amount required to be held in accordance with our capital plan.

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

For the nine months ended September 30, 2006 and 2005, we recorded a $2.4 million net gain and a $32.8 million net loss on derivatives and hedging activities in other income. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the nine months ended September 30, 2006 and 2005.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006		As of December 31, 2005
Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$29,240,816	$(125,335)	$17,359,659	$(175,885)
Economic	1,234,950	(71)	773,300	53
Interest-rate cap/floor
Fair value	140,000	1,078	30,000	859
Economic	300,000	377	300,000	782

Total	$31,915,766	$(123,951)	$18,462,959	$(174,191)

Accrued interest		159,352		53,631

Net derivative balances		$35,401		$(120,560)

Derivative balances
Assets		$89,879		$13,205
Liabilities		(54,478)		(133,765)

Net derivative balances		$35,401		$(120,560)

The fair values of embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $123,991 in unrealized net gain related to $585.0 million in consolidated obligation bonds outstanding as of September 30, 2006. There were no embedded derivatives as of December 31, 2005.

Note 8. Estimated Fair Value

We have determined the fair value estimates using available market information and our best judgment of appropriate valuation methods. These estimates are based on information available to us as of September 30, 2006 and December 31, 2005. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which would take into account other factors including future business opportunities.

• Fair Value Summary Table • The following tables summarize the carrying value and estimated fair values of our financial instruments as of September 30, 2006 and December 31, 2005.

As of September 30, 2006	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Assets
Cash and due from banks	$1,526	$		$1,526
Interest-bearing deposits	780,000		(106)	779,894
Federal funds sold	4,894,000		(231)	4,893,769
Held-to-maturity securities	13,747,708		(236,474)	13,511,234
Advances	27,156,435		46,206	27,202,641
Mortgage loans held for portfolio	6,556,787		(223,457)	6,333,330
Accrued interest receivable	232,812			232,812
Derivative assets	89,879			89,879
Other assets	18,554			18,554
Liabilities
Deposits	(875,840)		12	(875,828)
Securities sold under agreements to repurchase
Consolidated obligations:
Discount notes	(2,923,265)		844	(2,922,421)
Bonds	(46,733,866)		93,115	(46,640,751)
Mandatorily redeemable Class B stock	(69,222)			(69,222)
Accrued interest payable	(551,219)			(551,219)
Derivative liabilities	(54,478)			(54,478)
Other liabilities	(31,677)			(31,677)
Other
Commitments to extend credit for advances	(1,027)			(1,027)
Commitments to issue consolidated obligation bonds			713	713

As of December 31, 2005	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Assets
Cash and due from banks	$4,124	$		$4,124
Interest-bearing deposits	1,430,367		15	1,430,382
Securities purchased under agreement to resell	850,000			850,000
Federal funds sold	6,428,000		(45)	6,427,955
Held-to-maturity securities	14,877,594		(292,895)	14,584,699
Advances	21,435,492		28,051	21,463,543
Mortgage loans held for portfolio	7,215,607		(190,257)	7,025,350
Accrued interest receivable	250,943			250,943
Derivative assets	13,205			13,205
Liabilities
Deposits	(800,820)		21	(800,799)
Securities sold under agreements to repurchase	(393,500)			(393,500)
Consolidated obligations:
Discount notes	(10,620,951)		2,843	(10,618,108)
Bonds	(37,881,557)		89,187	(37,792,370)
Mandatorily redeemable Class B stock	(66,259)			(66,259)
Accrued interest payable	(377,236)			(377,236)
Derivative liabilities	(133,765)			(133,765)
Other
Commitments to extend credit for advances	(1,027)			(1,027)
Commitments to issue consolidated obligation bonds			77	77

Note 9. Transactions with Related Parties and other FHLBanks

• Transactions with Members • We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. In addition, certain former members that have outstanding transactions with us, such as advances, are also required to maintain their investment in our capital stock until the transactions mature or are paid off and the capital stock is redeemed. Virtually all our advances are issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. Such transactions with members are entered into in the normal course of business. In instances where a member also has an officer or director who is a director of the Seattle Bank, transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board. For purposes of these financial statements, we define related parties as those members with Class B stock outstanding in excess of 10% of our total outstanding Class B stock and mandatorily redeemable Class B stock.

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

For member transactions related to:

•	concentration associated with advances, see Note 3;

•	concentration associated with mortgage loans held for portfolio, see Note 4;

•	concentration associated with capital stock, see Note 6; and

•	concentration of investments in held-to-maturity securities purchased from members or affiliates of certain members, see Note 2.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates and former members and their affiliates as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
(in thousands)
Assets
Cash	$282	$511
Interest-bearing deposits	280,000	300,000
Federal funds sold	2,000	580,000
Held-to-maturity securities	1,775,728	1,665,719
Advances*	27,099,813	21,377,438
Mortgage loans held for portfolio	6,551,025	7,215,404
Accrued interest receivable	181,003	131,614
Derivative assets	26,556	3,709

Total assets	$35,916,407	$31,274,395

Liabilities
Deposits	$854,359	$624,924
Mandatorily redeemable Class B stock	59,804	58,779
Derivative liabilities	5,473	9,260

Total liabilities	$919,636	$692,963

Other
Notional amount of derivatives	$6,737,494	$2,998,857
Letters of credit	$138,362	$109,934

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances*	$387,397	$180,845	$932,990	$495,364
Prepayment fees on advances	89	4	511	2,132
Interest-bearing deposits	2,985	860	7,134	860
Federal funds sold	1,200	781	11,373	1,092
Held-to-maturity securities	22,821	18,527	68,029	55,724
Mortgage loans held for portfolio	85,180	102,173	270,349	350,997

Total interest income	499,672	303,190	1,290,386	906,169

Interest Expense
Deposits	8,433	6,982	23,353	16,596
Consolidated obligations*	5,112	1,375	8,522	987
Mandatorily redeemable Class B stock				(3)

Total interest expense	13,545	8,357	31,875	17,580

Net Interest Income	$486,127	$294,833	$1,258,511	$888,589

Other Income (Loss)
Service Fees	$407	$567	$1,290	$1,617
Net gain (loss) on derivatives and hedging activities	64	(227)	(573)	15,000
Other (loss) income	(41)	7,093	40	7,322

Total other income	$430	$7,433	$757	$23,939

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Certain Members • The following tables set forth information at the dates and for the periods indicated with respect to the Seattle Bank’s transactions with:

•	members and former members holding more than 10% of the outstanding shares of our capital stock at each respective period end;

•	members or former members with a representative serving on our Board of Directors at any time during the respective dates or during the respective periods; and

•	affiliates of the foregoing members or former members.

	As of September 30, 2006	As of December 31, 2005
(in thousands)
Assets
Cash	$282	$511
Federal funds sold		280,000
Held-to-maturity securities	345,066	514,015
Advances*	17,347,804	13,453,796
Mortgage loans held for portfolio	5,942,028	6,588,757
Accrued interest receivable	134,358	93,930
Derivative assets	10,123	3,709

Total assets	$23,779,661	$20,934,718

Liabilities
Deposits	$73,437	$22,700

Total liabilities	$73,437	$22,700

Other
Notional amount of derivatives	$532,900	$565,900
Letters of credit	$11,378	$12,056

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Interest Income
Advances*	$239,564	$110,136	$587,278	$301,895
Prepayment fees on advances				1,365
Federal funds sold	492	108	7,504	323
Held-to-maturity securities	4,509	5,325	14,064	12,181
Mortgage loans held for portfolio	77,428	91,829	245,389	309,696

Total interest income	321,993	207,398	854,235	625,460

Interest Expense
Deposits	516	318	1,285	578
Consolidated obligations*	71	280	471	420

Total interest expense	587	598	1,756	998

Net Interest Income	$321,406	$206,800	$852,479	$624,462

Other Loss
Net (loss) gain on derivatives and hedging activities	$(29)	$(23)	$(71)	$1,428
Other income (loss)	35	7,041	19	7,107

Total other income (loss)	$6	$7,018	$(52)	$8,535

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Other FHLBanks • Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers from other FHLBanks, see Note 5.

Note 10. Commitments and Contingencies

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

The par amounts of the FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $958.0 billion and $937.5 billion as of September 30, 2006 and December 31, 2005.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2006 or in the year ended December 31, 2005.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $57.0 million and $37.8 million, as of September 30, 2006 and December 31, 2005. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $138.4 million and $109.9 million as of September 30, 2006 and December 31, 2005 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2008. Total commitments for bond purchases were $71.7 million as of September 30, 2006, and $75.6 million as of December 31, 2005.

We entered into agreements to issue $2.0 billion and $80 million par value of consolidated obligation bonds as of September 30, 2006 and December 31, 2005.

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

Note 11. Subsequent Events

On October 11, 2006, the Finance Board approved amendments to our capital plan as proposed by our Board of Directors. The Board of Directors approved the amendments with the expectation that they would (1) encourage new borrowing by members of the Seattle Bank and (2) simplify the terms and provisions of the capital plan. These amendments will take effect on the conversion date, with the Seattle Bank providing stockholders with at least five days notice prior to the conversion date. The Seattle Bank currently expects that the conversion date will be on or around December 1, 2006.

The key amendments made to the capital plan to encourage additional advances include:

•	Excess Stock Pool. The creation of an excess stock pool that allows a member, when receiving advances from the Seattle Bank, to satisfy its advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. Excess stock is the amount of stock held by a member in excess of its total stock purchase requirement, which is the greater of the member’s membership stock purchase requirement or the sum of (i) the member’s advance stock purchase requirement and (ii) the member’s mortgage purchase plan stock purchase requirement. There are certain limitations relating to the use of the excess stock pool, including among others, restricting the aggregate use of the excess stock pool to 50.0% of the total amount of all excess stock and the ability of the Board of Directors to suspend the use of the excess stock pool at any time. Other limitations include: a maturity limit of one year on advances supported by the excess stock pool; a per-member usage limit of 25.0% of the total amount of the excess stock pool; and a maximum dollar threshold whereby a member cannot use the excess stock pool to support additional advances if, on the date the advance would be received by the member, the member’s total outstanding advances equal or exceed $11.0 billion. The authority to use the excess stock pool to support additional advances will terminate on October 1, 2008, unless extended by the Board of Directors following approval by the Finance Board.

•	Class A Stock. The creation of Class A stock, which would be issued, redeemed, and repurchased only at a par value of $100 per share. If authorized for issuance by the Board of Directors, Class A stock would only be issued to members to satisfy a member’s advance stock purchase requirement for (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member had no excess stock available to support a new advance or to renew an existing advance. Class A stock would be redeemable in cash on six months written notice to the Seattle Bank and could be repurchased by the Seattle Bank pursuant to the terms of the capital plan. Any dividends on Class A stock (which pursuant to Board resolution could only be paid in cash) would be determined at the discretion of the Board of Directors, subject to any applicable restrictions, and would not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member could only use Class A stock to meet its member advance stock purchase requirement and could not use it to meet its other requirements relating to stockholdings.

Additional significant amendments include:

•	Increasing the member advance stock purchase requirement for new and renewing advances from 2.50% to 4.00%;

•	Converting existing Class B(1) and Class B(2) stock to a single Class B stock;

•	Providing that dividends on Class A and Class B stock shall be set and paid as determined by the Board of Directors, on a pro rata basis as to amount and character with respect to each class (subject to the Seattle Bank’s current restrictions on payment of dividends); and

•	Streamlining the formulas for calculating various membership requirements, including a member’s total stock purchase requirement.

In actions relating to approval of the amendments, the Board of Directors resolved that the Seattle Bank would maintain a 4.00% member advance stock purchase requirement and not repurchase Class B stock during the period the excess stock pool is in effect and would seek prior written authorization of the Director of the Finance Board’s Office of Supervision if the Seattle Bank wishes to lower that requirement or repurchase Class B stock thereafter.

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

Factors that may cause actual results, events and developments to differ materially from those discussed in this report include, among others, the following:

•	a significant change in interest rates;

•	withdrawal of one or more large members or consolidation among our members;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments, or our failure to effectively hedge these instruments;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	response from members to, and results of, the implementation of amendments to our capital plan, including amendments regarding the creation of an excess stock pool and authorization of Class A stock to support new advances;

•	our members’ willingness to do business with us as a result of continuing restrictions on the payment of dividends and repurchases of excess stock;

•	changes to or waivers relating to the written agreement we have entered into with the Federal Housing Finance Board, or the Finance Board;

•	actions by Finance Board staff, if and when our Board of Directors submits a waiver request for the payment of dividends;

•	failure to satisfy hedge accounting criteria under accounting principles generally accepted in the United States, or U.S. GAAP, in hedging our interest-rate risk;

•	regulatory or legislative changes or actions initiated by the Finance Board or other body, that could cause us to modify our current structure, policies, or business operations (for example, issuance of a final regulation in the form of the Finance Board’s recently proposed regulation relating to excess stock restrictions and retained earnings requirements);

•	changes in accounting rules or in the interpretation of existing accounting rules;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Finance Board, and the Office of Finance, or, collectively, the FHLBank System;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	adverse changes in local and national economic conditions; and

•	events such as terrorism, natural disasters, or other catastrophic events could disrupt the financial markets where we obtain funding, our borrowers’ ability to repay advances, or the value of the collateral that we hold.

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

In December 2004, we entered into an agreement with the Finance Board, or the Finance Board agreement, in connection with our 2004 Finance Board examination. The Finance Board agreement required us to develop a three-year business and capital management plan and submit it to the Finance Board’s Office of Supervision, and imposes certain other requirements and limitations. In April 2005, we submitted our three-year business and capital management plan to the Finance Board. In May 2005, the Finance Board accepted our three-year business and capital management plan, subject to our adoption of certain dividend and stock repurchase restrictions. See “– Capital Resources and Liquidity – Capital Resources – Class B Stock” for more information. We refer to the three-year business and capital management plan, as updated from time to time, as the business plan. In accordance with the business plan, our Board of Directors has directed and overseen a number of actions to change the Seattle Bank’s business focus. These actions include changing our senior management, refocusing our strategic direction on advances, and exiting the Mortgage Purchase Program, or the MPP. See our registration statement on Form 10, as amended (the “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for additional information on the Finance Board agreement and the business plan.

Quarterly Summary

This discussion and analysis reviews our financial condition as of September 30, 2006 and December 31, 2005 and our results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with our Form 10, including our audited financial statements and related notes for the year ended December 31, 2005, and our unaudited financial statements and condensed notes for the quarter ended September 30, 2006 included elsewhere in this report.

As of September 30, 2006, we had total assets of $53.5 billion, total deposits of $875.8 million, and retained earnings of $88.4 million, compared to total assets of $52.5 billion, total deposits of $800.8 million, and retained earnings of $68.8 million as of December 31, 2005. The increase in assets primarily resulted from refocusing our business on advances, with advances increasing $5.7 billion as of September 30, 2006, compared to December 31, 2005.

The Seattle Bank’s net income decreased by $5.2 million, to $9.1 million, and increased by $8.8 million, to $19.6 million, for the three and nine months ended September 30, 2006, compared to the same periods in 2005. The decrease in net income for the three-month period was primarily due to net income from the sale of mortgage loans held for sale during the third quarter of 2005, without similar income from such an event in the third quarter of 2006. The increase in net income for the nine-month period was primarily a result of decreased operating expenses and greater losses on derivatives and hedging activities in 2005, partially offset by a decrease in net interest income in 2006.

Our financial condition as of September 30, 2006 and operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the financial condition and the operating results that may be expected as of and for the year ending December 31, 2006 or any future dates or periods.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated:

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
(dollars in millions)
Statements of Condition (at period end)
Total assets	$53,491	$53,189	$53,376	$52,542	$53,008
Cash and investments (1)	19,423	19,143	24,199	23,590	27,543
Advances	27,156	26,936	21,924	21,435	17,677
Mortgage loans held for portfolio	6,557	6,774	7,003	7,216	7,561
Deposits and other borrowings	876	890	1,101	1,194	1,246
Primary obligations on consolidated obligations	49,657	49,388	49,143	48,503	48,705
Affordable Housing Program (AHP)	24	26	28	31	37
Payable to (Receivable from) Resolution Funding Corporation (REFCORP)	2	1	2	(3)
Class B(1)/B(2)—putable or capital stock—putable	2,136	2,135	2,131	2,133	2,133
Total capital	2,225	2,214	2,208	2,201	2,210
Statements of Income (for the three-month period ended)
Interest income	$664	$619	$580	$544	$506
Net interest income	22	14	20	15	24
Other income (loss)		1	2	(7)	10
Other expense	10	11	12	20	15
Income (loss) before AHP and REFCORP assessments	12	3	11	(12)	20
AHP and REFCORP assessments (refunds)	3	1	3	(3)	5
Net income (loss)	9	2	8	(9)	14
Financial Statistics (for the three-month period ended)
Return on average equity	1.63%	0.45%	1.47%	(1.65)%	2.57%
Return on average assets	0.07	0.02	0.06	(0.07)	0.11
Equity-to-assets ratio (2)	4.30	4.30	4.30	4.32	4.37
Total capital-to-assets ratio (3)	4.29	4.29	4.26	4.32	4.29
Net interest margin (4)	0.17	0.10	0.16	0.12	0.18

(1)	Investments include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Equity-to-assets ratio is average capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total average assets.

(3)	Total capital-to-assets ratio is capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total assets at the end of the period.

(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The composition of our assets changed during the first nine months of 2006 from year-end 2005, primarily reflecting our decision to emphasize our advances, including exiting the MPP. During the first nine months of 2006, we increased advances by $5.7 billion, with advances increasing to 50.8% of our total assets as of September 30, 2006. During 2005, we increased our advances by $6.5 billion, or 44.2%. We seek to continue to increase our advances by offering additional advance products, using differential pricing, and enhancing our marketing efforts. In addition, we anticipate that our mortgage loan portfolio will continue to decrease as mortgage loans are paid off, our advances will continue to increase, and our investments will decrease as a percentage of our total assets.

The following table summarizes our total assets by major asset classes, as of the dates indicated.

	As of September 30, 2006	As of December 31, 2005
Advances	50.8%	40.8%
Investments	36.3	44.9
Mortgage loans held for portfolio	12.2	13.7
Other assets	0.7	0.6

Total	100.0%	100.0%

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

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of September 30, 2006, we had net unrealized market value losses of $319.4 million. Because of these net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was 85.7% as of September 30, 2006. Our net unrealized market value losses have decreased from $405.3 million reported as of September 30, 2005, largely due to the maturity of a portion of our low-yield investments with maturities of three years or less, partially offset by rising short-term interest rates. We measure the market value of our equity as the present value of the expected net cash flows from all our existing assets, liabilities, and commitments. Our calculation of market values involves estimates of the market value of our assets, liabilities, and commitments, which may interject imprecision into any unrealized market-value gains or losses that we report.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by $5.7 billion, to $27.2 billion, as of September 30, 2006, compared to December 31, 2005. This increase was primarily the result of our continued emphasis on our advance business. For the nine months ended September 30, 2006, new advances totaled $83.5 billion, while maturing advances totaled $77.8 billion. This level of activity was significantly higher than that of the same period of 2005, when new advances totaled $58.1 billion and maturing advances totaled $55.2 billion. The increase in advance activity during the first nine months of 2006 was primarily attributable to advances made to our larger members.

As of September 30, 2006, five members held 69.1% of our outstanding advances, compared to 57.2% as of December 31, 2005. Two of these members, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., had advances totaling 55.6% of our outstanding advances as of September 30, 2006 (the former with 36.1% and the latter with 19.5%), compared to those members holding 48.0% of our outstanding advances as of December 31, 2005 (the former with 28.0% and the latter with 20.0%). No other borrower held over 10.0% of our outstanding advances as of September 30, 2006 or December 31, 2005. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. As we refocus our business on our advances, we expect that the concentration of advances with our largest borrowers will remain significant.

As of September 30, 2006, 57.8% of our advance portfolio had a remaining term to maturity of one year or less, compared to 52.5% as of December 31, 2005. The increase for the nine months ended September 30, 2006 was primarily due to additional advances made to our largest borrowers. The total weighted-average interest rate on our advance portfolio as of September 30, 2006 was 5.12%, compared to 4.30% as of December 31, 2005. From December 31, 2005 to September 30, 2006, short-term interest rates increased substantially, while, in general, long-term interest rates modestly increased. As a result, the weighted-average interest rates on our advances with maturities of less than two years increased faster than the weighted-average interest rates on advances with maturities of two years or more, and the total weighted-average interest rate increased on our advance portfolio. For additional information on advances, see Note 8 of the related notes to our audited financial statements for the year ended December 31, 2005 and Note 3 of the condensed notes to our unaudited financial statements for the quarter ended September 30, 2006.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rate, as of the dates indicated.

	As of September 30, 2006		As of December 31, 2005
Term of Maturity	Amount	Weighted- Average Interest Rate %	Amount	Weighted- Average Interest Rate %
(dollars in thousands)
Due in one year or less	$15,702,565	5.21	$11,259,608	4.21
Due after one year through two years	5,437,771	5.21	1,508,481	3.93
Due after two years through three years	1,778,970	4.92	3,868,399	4.40
Due after three years through four years	890,051	4.84	1,069,882	4.12
Due after four years through five years	976,101	4.97	889,719	4.93
Thereafter	2,398,160	4.64	2,858,708	4.59

Total par value	27,183,618	5.12	21,454,797	4.30
Overdrawn demand deposit accounts	454		275
Discounts on advances	(7,248)		(8,526)
Unamortized commitment fees	(1,027)		(1,027)
Discount on Affordable Housing Program advances	(302)		(352)
Derivative hedging adjustments	(19,060)		(9,675)

Total	$27,156,435		$21,435,492

The following table summarizes our advance portfolio by interest-rate payment terms, as of the dates indicated.

	As of September 30, 2006	As of December 31, 2005
Fixed-rate	62.8%	78.1%
Variable-rate	37.2	21.9

Total	100.0%	100.0%

The percentage of variable-rate advances as a portion of our total advances as of September 30, 2006 was 37.2%, compared to 21.9% as of December 31, 2005. Of advances originated during the first nine months of 2006 and outstanding as of September 30, 2006, 38.8% of those advances were variable-rate advances. We believe the increase in variable-rate advances primarily resulted from expectations that short-term interest rates are unlikely to increase in the near future.

Member Demand for Advances. Many factors affect the demand for advances, including changes in interest rates and changes in member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. The Seattle Bank’s pricing alternatives include: (1) differential pricing, through which a member can obtain lower advance rates on large transactions, as set within parameters established by our Asset and Liability Management Committee under authority delegated by our Chief Executive Officer and overseen by the Board of Directors; (2) advance window daily market pricing; and (3) auction funding, through which borrowers can generally save five basis points or more, but which is offered only two times per week. Our additional advance products, increased use of differential pricing, and enhanced marketing efforts, have increased advance balances. For the nine months ended September 30, 2006, differentially priced advances accounted for 79% of new advances, compared to 46% for the year ended December 31, 2005. Window advances and auction-priced advances accounted for 12% and 9% of the advances made for the nine months ended September 30, 2006, compared to 45% and 9% of advances made for 2005.

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

Finally, demand for advances may be affected by whether we pay dividends on the stock our members are required to purchase in connection with such advances and any applicable restrictions on their ability to have that stock redeemed or repurchased by us. Consequently, demand for advances, particularly those that require new stock purchases, has been limited as a result of our action to suspend the declaration or payment of dividends and to suspend the repurchase of Class B stock prior to the end of the statutory five-year redemption period for FHLBank stock, without in each case prior approval of the Director of the Finance Board’s Office of Supervision, or the OS Director. Our Board of Directors expects to seek a waiver in 2006 to declare dividends.

In June 2005, the Board of Directors implemented a change to our capital plan that allows our members to support new advances with their outstanding membership stock, which is stock that a member is required to hold in order to maintain its membership. This change effectively allows members access to additional advances, making borrowing more attractive to our members, especially those with large membership stock balances that would otherwise have been required to purchase additional capital stock in order to increase the amount of their advances. As of September 30, 2006, 7% of our members were using membership stock to support $907.3 million in additional advances. One consequence of this change, however, is that our capital will not increase as a result of the increase in advances supported by membership stock. Because we must maintain a minimum capital-to-assets ratio of 4.25%, this lack of growth in capital could constrain the growth of our advances from time to time.

Our advances-activity-based stock purchase requirement is currently 2.50% as set by our Board of Directors in March 2006. In connection with the amendments to our capital plan described below, our stock purchase requirement for new or renewing advances will increase to 4.00%. The Board of Directors reviews this requirement periodically, and may raise it in light of factors such as our capital-to-assets ratio, our leverage ratio, and any then-applicable limits on the amount of excess stock we are permitted to have outstanding.

On October 11, 2006, the Finance Board approved amendments to our capital plan as proposed by our Board of Directors. The Board of Directors approved the amendments with the expectation that they would (1) encourage new borrowing by members of the Seattle Bank and (2) simplify the terms and provisions of the capital plan. These amendments will take effect on the conversion date, with the Seattle Bank providing stockholders with at least five days notice prior to the conversion date. The Seattle Bank currently expects that the conversion date will be on or around December 1, 2006. See “– Capital Resources and Liquidity – Capital Resources,” for additional information regarding the amendments to the capital plan.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2006 and December 31, 2005, we had advances of $15.1 billion and $10.3 billion outstanding to two members, which represented 55.6% and 48.0% of our total advances outstanding. We held sufficient collateral to cover the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

As of September 30, 2006, we had $21.8 million of outstanding advances to two borrowers that we classified as substandard. These advances are fully collateralized with high-grade, marketable securities, and rights to proceeds from mortgage loans in our possession. Because the borrowers continue to pay according to contractual requirements, and because of our collateral position, we continue to accrue interest and do not expect to incur any credit losses on these advances.

Investments

We maintain a portfolio of short-term investments and a portfolio of long-term investments, primarily mortgage-backed securities and agency investments, for liquidity purposes and to generate returns on our capital. Short-term investments are generally comprised of federal funds sold and other money market instruments, and long-term investments are generally comprised of mortgage-backed securities and agency obligations. During the latter part of 2005, we increased our short-term investments in order to more fully use our capital and provide liquidity for funding advances growth. As advance balances continue to increase, we expect investments to continue to decline as a proportion of our total assets.

The following table summarizes our investments, both short- and long-term, as of the dates indicated.

	As of September 30, 2006	As of December 31, 2005
(in thousands)
Short-Term Investments:
Federal funds sold	$4,894,000	$6,428,000
Interest-bearing deposits	780,000	1,415,007
Securities purchased under agreements to resell		850,000
Commercial paper		194,106

Total short-term investments	$5,674,000	$8,887,113

Long-Term Investments:
Consolidated obligations of other FHLBanks	$4,274,955	$5,274,944
Mortgage-backed securities	6,616,287	6,471,324
Other U.S. agency obligations	151,509	221,671
Government-sponsored enterprise obligations	2,692,240	2,698,649
State or local housing agency obligations	12,717	16,900

Total long-term investments	$13,747,708	$14,683,488

During the nine months ended September 30, 2006, we decreased our balance of short-term investments by $3.2 billion, primarily because we used available funds to support our increased advance balances. During 2005 (primarily the second half), we increased our balance of short-term investments by $6.8 billion, to implement a strategy of managing our business to a capital-to-assets ratio of 4.30% to more fully use our capital, while staying within our minimum capital-to-assets ratio of 4.25%. Our actual capital-to-assets ratio may vary from our target. We expect that as our advance balances continue to increase, our investments will continue to decline as a percentage of our total assets.

As of September 30, 2006 and December 31, 2005, we held $10.4 billion and $7.9 billion in held-to-maturity investments with unrealized losses of $262.6 million and $250.1 million that had been in an unrealized loss position for over 12 months. Based on the creditworthiness of the issuers and underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 2 of the condensed notes to our unaudited financial statements for the quarter ended September 30, 2006 for tables summarizing the held-to-maturity securities with unrealized losses as of September 30, 2006 and December 31, 2005.

Consolidated Obligation Bonds of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligation bonds decreased to $4.3 billion as of September 30, 2006 from $5.3 billion as of December 31, 2005, as a result of sales in July 2006 of $750.0 million and in June 2006 of $250.0 million of low-yielding consolidated obligation bonds that were within three months of maturity. We realized a total of $6.4 million in losses on those sales.

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

Of the $9.0 billion in callable debt of other FHLBanks that we purchased in 2004 and 2003, $4.7 billion had matured, had been called, or had been sold as of September 30, 2006. In contrast, we were unable to call the long-term bullet debt that had been issued contemporaneously with the bond investment that was called, and we continue to carry that debt at rates that, in some cases, are above our current cost for issuing such debt. Due to the market factors that significantly increased our borrowing cost to replace the short-term debt that funded those investments, and the loss of the favorable interest rate on the portion of the investments in callable debt that was actually called, we believe that any favorable spreads we may have generated at the inception of this strategy are now mostly negative. Accordingly, this investment strategy contributed to the $319.4 million in unrealized market value losses that we reported as of September 30, 2006. The amount of these unrealized losses involves estimates of the market values of our assets, liabilities, and commitments.

Pursuant to a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits a FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. However, the Finance Board did not require us to divest the investments in the consolidated obligations of other FHLBanks that we currently hold.

Mortgage-Backed Securities. Our investment in mortgage-backed securities increased $145.0 million to $6.6 billion as of September 30, 2006 from December 31, 2005, due to our strategy to increase investment income while staying within the Finance Board’s maximum limit regarding investment in these higher-yield securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Our investment in mortgage-backed securities represented 288% of our regulatory capital and included $1.1 billion and $1.1 billion in Federal Home Loan Mortgage Corporation, or Freddie Mac, mortgage-backed securities, and $788.3 million and $1.1 billion of investments in Federal National Mortgage Association, or Fannie Mae, mortgage-backed securities, as of September 30, 2006 and December 31, 2005. The remaining investment in mortgage-backed securities is rated “AAA” (or its equivalent) by a Nationally Recognized Statistical Rating Organization, or NRSRO, such as Moody’s and Standard & Poor’s.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investment in other U.S. agency obligations declined by $70.2 million to $151.5 million during the nine months ended September 30, 2006, primarily due to principal repayments from maturing securities.

Government-Sponsored Enterprises (“GSEs”). Our held-to-maturity investments in GSEs, excluding our investments in other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $908.5 million and $910.7 million and Freddie Mac securities totaled $1.5 billion as of September 30, 2006 and December 31, 2005. These securities represented 12.3% and 10.2% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The balance of our mortgage loans held for portfolio consisted of $6.2 billion and $6.8 billion in conventional mortgage loans and $309.2 million and $383.4 million in government-insured mortgage loans as of September 30, 2006 and December 31, 2005. The decrease during the nine months ended September 30, 2006 was due to our receipt of $657.3 million in principal payments and the fact that we made no additional purchases. We are exiting the MPP in order to continue to lower the Seattle Bank’s overall interest-rate risk profile. We are no longer entering into new master commitment contracts and have closed out open contracts.

As of September 30, 2006, we had purchased 88.8% of our outstanding mortgage loan portfolio from our largest participating member, Washington Mutual Bank, F.S.B., and over 6.8% from two other participating members.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of the dates indicated.

	As of September 30, 2006	As of December 31, 2005
(dollars in thousands)
Mortgage loan principal balance at beginning of the year	$7,182,542	$10,375,000
Purchases		89,194
Mortgage loan transferred to real estate owned	(225)
Maturities and principal payments received/sold	(657,255)	(3,281,652)

Mortgage loan principal balance at period end	$6,525,062	$7,182,542

Mortgage loan net premium balance at beginning of the year	$33,065	$70,876
Net premium on purchases		812
Net premium recovery from repurchases	(78)
Net premium amortization*	(1,262)	(38,623)

Mortgage loan net premium balance at period end	$31,725	$33,065

Premium balance as a percent of mortgage loan principal amounts	0.49%	0.46%
Average FICO score** at origination	745	744
Average loan-to-value ratio at origination	64.85%	64.99%

*	Included in net premium amortization for 2005 are $15.4 million in net premium allocated to sold government-insured mortgage loans and an unrealized loss in fair value of $1.1 million, which was recognized on the transfer of $400 million of government-insured loans from held for sale to held for portfolio.

**	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of September 30, 2006 and December 31, 2005, we held derivative assets of $89.9 million and $13.2 million and derivative liabilities of $54.5 million and $133.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements during the nine months ended September 30, 2006. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings.

The notional amount of interest-rate exchange agreements increased by $13.4 billion, to $31.9 billion, as of September 30, 2006, compared to December 31, 2005. This increase was primarily related to our increased use of interest-rate exchange agreements to lower our cost of funds and reduce our interest-rate risk. Notional amounts are used to calculate the periodic amounts to be received and paid under interest-rate exchange agreements and generally do not represent actual amounts to be exchanged or directly reflect our exposure to credit risk. Notional amounts are not recorded as assets or liabilities in our Statements of Condition. For additional information, see “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding was a par amount of $2.9 billion and $10.6 billion as of September 30, 2006 and December 31, 2005. Consolidated obligation discount notes represented 5.9% and 21.8% of our outstanding consolidated obligations as of September 30, 2006 and December 31, 2005. Discount notes are primarily used to finance short-term advances and short-term investments. The balance of discount notes decreased $7.7 billion as of September 30, 2006, compared to December 31, 2005, in part because we increased our use of interest-rate swapped consolidated obligation bonds with option features, or structured funding, to reduce our funding cost and manage our liquidity.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $46.9 billion and $38.1 billion as of September 30, 2006 and December 31, 2005. Consolidated obligation bonds are primarily used to finance advances and investments, both short-term and long-term. Consolidated obligation bonds represented 94.1% and 78.2% of our total outstanding consolidated obligations as of September 30, 2006 and December 31, 2005. The percent increase in our consolidated obligation bonds as of September 30, 2006, compared to December 31, 2005, was primarily the result of an increase in our use of structured funding. In the nine months ended September 30, 2006, we extinguished $279.3 million in fixed-rate debt with a weighted-average interest rate of 5.97%. This extinguishment resulted in a net gain of $6.5 million on the consolidated obligation bonds. During 2005, we extinguished $335.4 million of long-term, fixed-rate bullet debt with a weighted-average interest rate of 6.10%. This extinguishment resulted in a loss of $9.4 million on the consolidated obligation bonds. We continue to review our consolidated obligation portfolio for opportunities to extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Our callable debt increased by $5.1 billion, to $24.3 billion, as of September 30, 2006, compared to December 31, 2005, primarily due to growth in our structured funding portfolio. We continue to classify our debt as callable after the last call date has passed. This relative increase in use of our callable debt reflects more favorable pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to consolidated discount notes.

Other Funding Sources. Deposits are a source of funds that gives members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $75.0 million to $875.8 million as of September 30, 2006 from December 31, 2005, primarily due to a $101.8 million increase in demand and overnight deposits, partially offset by a $26.8 million decrease in term deposits. Demand deposits comprised the largest percentage of deposits, representing 93.6% and 89.6% of deposits as of September 30, 2006 and December 31, 2005. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase the securities. There were no transactions outstanding under repurchase agreements as of September 30, 2006, and transactions outstanding under repurchase agreements were $393.5 million as of December 31, 2005.

Other Liabilities

Other liabilities decreased by $3.3 million, to $31.7 million, as of September 30, 2006, compared to December 31, 2005, primarily due to a $1.5 million decrease in accrued expenses and a $1.0 million decrease in our leasehold impairment account resulting from the receipt of updated projected lease rates.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and nonmember stockholders and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 6 of our condensed notes to our unaudited financial statements for the quarter ended September 30, 2006, for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources increased $23.5 million, or 1.1%, for the nine months ended September 30, 2006, from December 31, 2005. The changes between September 30, 2006 and December 31, 2005 were driven by changes in both the amount of our capital stock and the amount of our retained earnings.

Seattle Bank Stock. As of the date of this report, the Seattle Bank’s capital plan authorizes two classes of Class B stock, B(1) and B(2), each of which has a par value of $100. Each class of stock can be issued, redeemed, and repurchased only at par value. Class B(1) stock represents the stock that members are required to hold based on minimum membership requirements, the volume of their business activity with us, and, in some instances, a certain amount of excess stock that a member is allowed to hold that exceeds the stock required for membership or business activity. Class B(2) stock represents stock that a member is no longer required to hold, generally as a result of a decline in its activity with us, that exceeds the amount of allowable excess Class B(1) stock. Both classes of B stock are redeemable five years after: (1) written notice from the member; (2) consolidation or merger of a member with a nonmember; or (3) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, and our capital plan. Historically we have elected to repurchase stock that was subject to redemption prior to the expiration of the five-year redemption period that applies to each redemption request. However, as further described below, our Board of Directors has adopted limitations on our ability to repurchase capital stock from members. See Note 6 of our condensed notes to our unaudited financial statements for the quarter ended September 30, 2006 for additional information on capital requirements.

As of September 30, 2006, Class B(1) stock decreased by $119.1 million, compared to December 31, 2005, primarily because of conversions to Class B(2) stock. Class B(2) stock increased by $123.0 million as of September 30, 2006, compared to December 31, 2005, primarily because of conversions from Class B(1) stock.

As of September 30, 2006, we had $180.4 million and $25.4 million in Class B(1) and Class B(2) stock redemption requests outstanding from members. Of the redemption requests as of September 30, 2006, $69.2 million relates to the requests of 16 members to withdraw from membership, all of which is classified as mandatorily redeemable Class B stock in our Statement of Condition as of September 30, 2006.

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

These policies will be in effect until formally revoked by our Board of Directors following approval of the OS Director. Our Board of Directors expects to seek a waiver in 2006 to declare dividends. We do not expect to obtain waivers from the Finance Board for the repurchase of Class B stock prior to the end of the statutory five-year redemption period for the foreseeable future.

On October 11, 2006, the Finance Board approved amendments to our capital plan as proposed by our Board of Directors. The Board of Directors approved the amendments with the expectation that they would (1) encourage new borrowing by members of the Seattle Bank and (2) simplify the terms and provisions of the capital plan. These amendments will take effect on the conversion date, with the Seattle Bank providing stockholders with at least five days notice prior to the conversion date. The Seattle Bank currently expects that the conversion date will be on or around December 1, 2006.

The key amendments made to the capital plan to encourage additional advances include:

•	Excess Stock Pool. The creation of an excess stock pool that allows a member, when receiving advances from the Seattle Bank, to satisfy its advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. Excess stock is the amount of stock held by a member in excess of its total stock purchase requirement, which is the greater of the member’s membership stock purchase requirement or the sum of (i) the member’s advance stock purchase requirement and (ii) the member’s mortgage purchase plan stock purchase requirement. There are certain limitations relating to the use of the excess stock pool, including among others, restricting the aggregate use of the excess stock pool to 50.0% of the total amount of all excess stock and the ability of the Board of Directors to suspend the use of the excess stock pool at any time. Other limitations include: a maturity limit of one year on advances supported by the excess stock pool; a per-member usage limit of 25.0% of the total amount of the excess stock pool; and a maximum dollar threshold whereby a member cannot use the excess stock pool to support additional advances if, on the date the advance would be received by the member, the member’s total outstanding advances equal or exceed $11.0 billion. The authority to use the excess stock pool to support additional advances will terminate on October 1, 2008, unless extended by the Board of Directors following approval by the Finance Board.

•	Class A Stock. The creation of Class A stock, which would be issued, redeemed, and repurchased only at a par value of $100 per share. If authorized for issuance by the Board of Directors, Class A stock would only be issued to members to satisfy a member’s advance stock purchase requirement for (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member had no excess stock available to support a new advance or to renew an existing advance. Class A stock would be redeemable in cash on six months written notice to the Seattle Bank and could be repurchased by the Seattle Bank pursuant to the terms of the capital plan. Any dividends on Class A stock (which pursuant to Board resolution could only be paid in cash) would be determined at the discretion of the Board of Directors, subject to any applicable restrictions, and would not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member could only use Class A stock to meet its member advance stock purchase requirement and could not use it to meet its other requirements relating to stockholdings.

Additional significant amendments include:

•	Increasing the member advance stock purchase requirement for new and renewing advances from 2.50% to 4.00%;

•	Converting existing Class B(1) and Class B(2) stock to a single Class B stock;

•	Providing that dividends on Class A and Class B stock shall be set and paid as determined by the Board of Directors, on a pro rata basis as to amount and character with respect to each class (subject to the Seattle Bank’s current restrictions on payment of dividends); and

•	Streamlining the formulas for calculating various requirements, including a member’s total stock purchase requirement.

In actions relating to approval of the amendments, the Board of Directors resolved that the Seattle Bank would maintain a 4.00% member advance stock purchase requirement and not repurchase Class B stock during the period the excess stock pool is in effect and would seek prior written authorization of the OS Director if the Seattle Bank wishes to lower that requirement or repurchase Class B stock thereafter.

In addition, in March 2006, to address members’ concerns about purchasing additional shares of our capital stock in order to meet their membership stock requirements, our Board of Directors reduced the membership stock requirement for 2006 from the greater of $500 or 0.75% of a member’s mortgage loans and mortgage-loan pass-through securities to the greater of $500 or 0.50% of such loans and securities.

Retained Earnings and Dividends. In general, our retained earnings represent our net income after the payment of any dividends to our members. During the nine months ended September 30, 2006, our net income increased compared to the same period in 2005. Since 1986, we have only declared dividends in the form of capital stock, except for immaterial cash payments relating to dividends on fractional lots, or shares of stock of a member that cannot be grouped into lots of 100 shares. However, dividends if any, on Class A stock will be payable in cash. In addition, our Board of Directors may determine from time to time that dividends, if any, on Class B stock should also be payable in cash.

In September 2004, the Seattle Bank’s Board of Directors adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter, and we plan to adjust the target level of retained earnings over time as determined by the Board of Directors or to any higher level that may be required in the future by regulation. As of September 30, 2006, the target was set at $100 million. We reported retained earnings of $88.4 million and $68.8 million as of September 30, 2006 and December 31, 2005.

In November 2004, our Board of Directors adopted a policy regarding the declaration and payment of dividends, which became effective for the fourth quarter of 2004. Under the policy, dividend declarations, if any, during a quarter are based on the earnings of the previous quarter. In the first quarter of 2005, we declared and paid a member dividend of $8.5 million based on average capital stock outstanding and earnings for the fourth quarter of 2004, subject to our then-current capital requirements, retained earnings policy, and dividend limits.

On May 18, 2005, as a condition to the Finance Board’s acceptance of the business plan, our Board of Directors adopted a resolution suspending indefinitely dividends on all classes of our capital stock, without prior approval of the OS Director. If we were permitted to declare and pay dividends, we would still be limited under the business plan to paying dividends no greater than 50% of current period earnings until our retained earnings target has been met.

Our Board of Directors expects to seek a waiver from the Finance Board in 2006 to declare cash dividends. Our longer-term goal is to pay members a dividend based on a variable short-term rate such as the federal funds rate or three-month LIBOR, subject to applicable dividend restrictions and capital requirements.

In March 2006, the Finance Board proposed a rule that would limit the amount of excess stock that a FHLBank can have outstanding to one percent of the FHLBank’s total assets and that would prescribe a minimum amount of retained earnings for each FHLBank equal to $50 million plus one percent of the FHLBank’s non-advance assets. The proposed rule would also prohibit a FHLBank from selling excess stock to its members and from paying stock dividends, and would restrict each FHLBank’s ability to pay any dividends when its retained earnings were below the prescribed minimum. The public had until July 13, 2006 to comment on the proposed rule. The Finance Board is currently reviewing the comments received.

If the proposed rule had been in effect as of September 30, 2006, our excess stock would have been limited to $534.9 million as of that date, compared to the $778.1 million in excess stock that was actually outstanding, and we would have been required to submit a compliance plan to the Finance Board demonstrating how we would bring the Seattle Bank into compliance with the excess stock limitations. In addition, if the proposed rule had been in effect as of September 30, 2006, our retained earnings minimum for the three quarters of 2006 would have been $332.1 million, based on a calculation of $50 million plus one percent of the daily average of our total assets from the previous quarter, less the daily average of our advances from the previous quarter, compared to our actual retained earnings of $88.4 million as of September 30, 2006. If the proposed rule were to be approved in the form proposed, we expect that as our average advance balances increase and our non-advance assets decrease, our retained earnings minimum under the proposed rule would decrease. Under the proposed rule, failure to meet the applicable retained earnings minimum would result in restrictions on the amount of dividends that an FHLBank could pay. Although we are currently unable to pay any dividends without first obtaining a waiver from the OS Director, we believe that the proposed rule, if adopted, would restrict the amount of any dividends that we might be permitted to pay until we have achieved and maintain our retained earnings minimum.

Statutory Capital Requirements. We are subject to three statutory capital requirements. As of September 30, 2006 and December 31, 2005 we were in compliance with these statutory capital requirements. These requirements are as follows:

First, we are required to hold at all times risk-based capital at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations. Only permanent capital, defined as retained earnings and Class B stock, can satisfy the risk-based capital requirement. Mandatorily redeemable Class B stock is included in our permanent capital based on a directive from the Finance Board. Class A stock, when issued, would be considered nonpermanent capital. The Finance Board has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
(in thousands)
Permanent Capital
Class B(1) stock	$1,900,624	$2,019,731
Class B(2) stock	235,841	112,803
Mandatorily redeemable Class B stock	69,222	66,259
Retained earnings	88,367	68,759

Permanent capital	$2,294,054	$2,267,552

Risk-Based Capital Requirement
Credit risk	$146,397	$180,588
Market risk	131,743	174,383
Operations risk	83,442	106,492

Risk-based capital requirement	$361,582	$461,463

Second, the Gramm Leach Bliley Act , or GLB Act, imposes a 4.00% minimum capital-to-assets ratio, defined as total capital, which is permanent capital that does not include a 1.5 weighing factor plus nonpermanent capital, divided by total assets. We use the capital-to-assets ratio to monitor our use of financial leverage. Capital-to-assets ratios at or near the required minimums would indicate that we have fully used our capital resources, and capital-to-assets ratios that exceed these minimums would indicate that we had additional capacity to increase our asset base to increase earnings capacity.

Under the business plan, we must maintain a higher minimum regulatory capital-to-assets ratio of 4.25%. From time to time, adherence to our minimum capital-to-assets ratio may constrain our capacity to make advances to members because advances may increase our total assets without increasing our permanent capital.

The following table presents our capital-to-assets ratios as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
(dollars in thousands)
Capital-to-Assets Ratio
Minimum permanent capital (4.25% of total assets as of September 30, 2006 and December 31, 2005)	$2,273,366	$2,233,017
Total capital	2,294,054	2,267,552
Capital-to-assets ratio (total capital as a percentage of total assets)	4.29%	4.32%

Third, the GLB Act imposes a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus nonpermanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient amount of capital.

The following table presents our leverage ratios as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
(dollars in thousands)
Leverage Ratio
Minimum leverage capital (5.00% of total assets)	$2,674,548	$2,627,079
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,441,081	3,401,328
Leverage ratio (leverage capital as a percentage of total assets)	6.43%	6.47%

Our advances-activity-based stock purchase requirement is currently 2.50% as set by our Board of Directors in March 2006. In connection with the amendments to our capital plan described above, our stock purchase requirement for new or renewing advances will increase to 4.00%. The Board of Directors reviews this requirement periodically, and may raise it in light of factors such as our capital-to-assets ratio, our leverage ratio, and any then-applicable limits on the amount of excess stock we are permitted to have outstanding.

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

Our primary sources of liquidity are short-term investments and the proceeds of new consolidated obligation issuances. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase. Member deposits and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
(in thousands)
Outstanding debt	$49,657,131	$48,502,508
Aggregate qualifying assets	$53,136,456	$52,083,267

As of September 30, 2006, we also were in compliance with other federal laws and regulations and policies established by our Board of Directors relating to liquidity. For additional information on our statutory liquidity requirements, see “Item 1. Business – Regulation – Liquidity Requirements” of our Form 10.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of September 30, 2006.

	As of September 30, 2006
	Payment Due by Period
	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Contractual Obligations
Member term deposits	$56,475	$		$		$		$56,475
Securities sold under agreement to repurchase
Consolidated obligations	21,339,183		15,175,025		4,062,020		9,285,355	49,861,583
Consolidated obligation bonds traded not settled	865,000		1,054,230		25,000		50,000	1,994,230
Derivative liabilities	54,478							54,478
Mandatorily redeemable capital stock					69,222			69,222
Operating leases	2,335		5,670		6,063		5,004	19,072

Total contractual obligations	$22,317,471		$16,234,925		$4,162,305		$9,340,359	$52,055,060

Other Commitments
Commitments for additional advances	$38,683		$18,309	$		$		$56,992
Standby letters of credit	124,624		13,738					138,362
Standby bond purchase agreements			71,740					71,740
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$163,307		$153,787	$		$		$317,094

As of June 23, 2006, the FHLBanks entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or the Contingency Agreement, effective as of July 20, 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in a manner as described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005

The Seattle Bank’s net income decreased by $5.2 million, to $9.1 million, and increased by $8.8 million, to $19.6 million, for the three and nine months ended September 30, 2006, compared to the same periods in 2005. The decrease in net income was primarily due to net income from the sale of mortgage loans held for sale during the third quarter of 2005, without similar income from such an event in the third quarter of 2006. The increase in net income was primarily a result of decreased operating expenses and greater losses on derivatives and hedging activities in 2005, partially offset by a decrease in net interest income in 2006.

As of September 30, 2006, we had net unrealized market value losses of $319.4 million, which in accordance with U.S. GAAP are not reflected in our Statement of Condition. See Note 8 of our condensed notes to our unaudited financial statements for the quarter ended September 30, 2006. These unrealized market value losses will continue to depress our net income in future periods, particularly during the remainder of 2006, with diminishing effects in 2007 and beyond.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates are the primary economic factor affecting net interest income. Beginning in 2001 and through 2003, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 550 basis points. Although the federal funds rate increased by 100 basis points during the nine months ended September 30, 2006, 200 basis points during 2005, and 125 basis points during 2004, the historically low interest rates and the sustained period of such low interest rates significantly impacted in 2005 and during the nine months ended September 30, 2006, and continue to impact, our net interest income through both our interest income and interest expense.

The following table presents the components of our net interest income for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Interest income	$664,038	$505,731	31.3	$1,862,899	$1,416,625	31.5
Interest expense	641,799	481,627	33.3	1,806,751	1,335,037	35.3

Net interest income	$22,239	$24,104	(7.7)	$56,148	$81,588	(31.2)

Both total interest income and total interest expense increased for the three and nine months ended September 30, 2006, compared to the same periods in 2005, because of the higher prevailing interest rates and increases in advances and the debt required to fund those advances. As discussed in more detail below, our net interest income declined, primarily due to the continuing effects of both the flattened yield curve and our investment in the consolidated obligations of other FHLBanks.

In addition, the requirements of the Finance Board agreement, implementation of the business plan, and changes to our policies relating to retained earnings, dividends, and stock repurchases have had and could in the future have a negative impact on our net interest income.

Average Balances, Interest Income and Expense, and Average Yields. The following tables present average balances and yields, and interest income and expense of major categories of interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2006 and 2005. The tables also present spreads between the average yield on total earning assets and the average cost of interest-bearing liabilities for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income / Expense	Avg. Yield %	Average Balance	Interest Income / Expense	Avg. Yield %
(dollars in thousands)
Interest-Earning Assets
Advances	$27,568,034	$369,676	5.32	$18,385,606	$175,156	3.78
Investments	18,688,311	211,483	4.49	24,681,117	218,908	3.52
Mortgage loans held for portfolio	6,669,850	82,878	4.93	8,708,471	111,651	5.09
Other interest-earning assets	35	1	5.34	1,630	16	3.78

Total interest-earning assets	52,926,230	664,038	4.98	51,776,824	505,731	3.88
Other assets	360,901			278,529

Total assets	$53,287,131			$52,055,353

Interest-Bearing Liabilities
Consolidated obligations	$49,550,873	631,459	5.06	$47,884,548	471,577	3.91
Deposits	667,080	8,694	5.17	835,249	7,089	3.37
Mandatorily redeemable Class B stock	69,013			67,467
Other borrowings	126,782	1,646	5.15	357,170	2,961	3.29

Total interest-bearing liabilities	50,413,748	641,799	5.05	49,144,434	481,627	3.89
Other liabilities	652,359			704,113
Capital	2,221,024			2,206,806

Total liabilities and capital	$53,287,131			$52,055,353

Net interest income		$22,239			$24,104

Interest-rate spread		(0.07)				(0.01)
Interest-rate margin		0.17				0.18

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income / Expense	Avg. Yield %	Average Balance	Interest Income / Expense	Avg. Yield %
(dollars in thousands)
Interest-Earning Assets
Advances	$24,908,589	$927,172	4.98	$17,796,354	$466,957	3.51
Investments	20,950,559	672,461	4.29	22,277,674	595,022	3.57
Mortgage loans held for portfolio	6,885,757	263,247	5.11	9,585,465	354,620	4.95
Other interest-earning assets	478	19	5.12	1,094	26	3.21

Total interest-earning assets	52,745,383	1,862,899	4.72	49,660,587	1,416,625	3.81
Other assets	320,659			286,154

Total assets	$53,066,042			$49,946,741

Interest-Bearing Liabilities
Consolidated obligations	$49,257,207	1,774,983	4.82	$45,527,061	1,304,245	3.83
Deposits	672,947	24,020	4.77	788,591	16,890	2.86
Mandatorily redeemable Class B stock	67,971			223,163	(3)
Other borrowings	220,670	7,748	4.69	687,841	13,905	2.70

Total interest-bearing liabilities	50,218,795	1,806,751	4.81	47,226,656	1,335,037	3.78
Other liabilities	633,218			716,815
Capital	2,214,029			2,003,270

Total liabilities and capital	$53,066,042			$49,946,741

Net interest income		$56,148			$81,588

Interest-rate spread		(0.09)			0.03
Interest-rate margin		0.14			0.22

For the three and nine months ended September 30, 2006, the composition of our interest-earning assets changed significantly from that of the same periods in 2005 as we continued to refocus our business on advances, with the average balance of our advances increasing and the average balance of our mortgage loans held for portfolio and investments decreasing. The significant increases in advances largely reflected the results of our efforts to become an advance-focused bank, our continued use of differential pricing, and, to a lesser degree, our lowering of our members’ activity-based stock requirement from 3.50% to 2.50% in March 2006. The reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans and, and in August 2005, our sale of $1.4 billion of government-insured mortgage loans to an affiliate of one of our members. The decrease in investments resulted from our use of funds to make advances. We expect our investments and the related interest income to eventually decrease as a percentage of total assets and total interest income as we increase our advance balance.

The 300 basis point increase in the federal funds rate between January 1, 2005 and September 30, 2006, caused a similar increase in short-term interest rates, which resulted in higher average yields on our interest-earning assets and higher average costs on our interest-bearing liabilities during the three and nine months ended September 30, 2006. However, during those periods, we experienced a larger increase in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, compressing our interest-rate spread by 6 basis points and 12 basis points, to negative 7 basis points and negative 9 basis points, and decreasing our net interest income for the three and nine months ended September 30, 2006. This compression of our interest-rate spread primarily resulted from a mismatch between the timing of interest-rate changes on our interest-earning assets and interest-rate changes on our interest bearing liabilities, due to the differences in the length of the repricing periods of these assets and liabilities. The mismatches arose primarily from two sources: (i) our investment in the consolidated obligations of other FHLBanks; and (ii) the funding for our mortgage loans held for portfolio. The terms of the consolidated obligations we issued contemporaneously with our investments in the consolidated obligations of other FHLBanks did not match the maturities and call options of the investments. As a result, in a rising short-term interest rate environment, we have experienced negative spread on these investments which will continue to depress our net income during the remainder of 2006, with diminishing effects in 2007 and beyond. In addition, we issued short-term consolidated obligations to fund some of our long-term mortgage loans. As the short-term obligations have matured, we have had to replace them with higher-cost short-term debt, which has compressed the spread on the mortgage loan portfolio.

Investing and funding decisions the Seattle Bank made prior to 2005 are described more fully in “– Financial Condition – Investments.”

Changes in Volume and Rate. The following table separates the two principal components of the changes in our net interest income – interest income and interest expense – identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate, for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006 vs. 2005 Increase (Decrease)			2006 vs. 2005 Increase (Decrease)
	Volume*	Rate*	Total	Volume*	Rate*	Total
(in millions)
Interest Income
Advances	$87.48	$107.04	$194.52	$186.62	$273.59	$460.21
Investments	(53.16)	45.72	(7.44)	(35.46)	112.89	77.43
Mortgage loans held for portfolio	(26.14)	(2.63)	(28.77)	(99.88)	8.51	(91.37)

Total interest income			158.31			446.27

Interest Expense
Consolidated obligations	16.41	143.47	159.88	106.86	363.87	470.73
Deposits and other borrowings	(3.36)	3.65	0.29	(12.15)	13.13	0.98

Total interest expense			160.17			471.71

Change in net interest income			$(1.86)			$(25.44)

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

For the three and nine months ended September 30, 2006, compared to the same periods in 2005, net interest income declined because interest expense on interest-bearing liabilities increased faster than interest income on interest-earning assets for the reasons described above and below.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Advances	$369,587	$175,152	111.0	$926,661	$464,825	99.4
Prepayment fees on advances	89	4	2,125.0	511	2,132	(76.0)

Subtotal	369,676	175,156	111.1	927,172	466,957	98.6
Investments	211,483	218,908	(3.4)	672,461	595,022	13.0
Mortgage loans held for portfolio	82,878	111,651	(25.8)	263,247	354,620	(25.8)
Other	1	16	(93.8)	19	26	(26.9)

Total interest income	$664,038	$505,731	31.3	$1,862,899	$1,416,625	31.5

The increases in total interest income for the three and nine months ended September 30, 2006, compared to the same periods in 2005, were primarily due to the significant increases in the volume and yield on our advances, and for the nine months ended September 30, 2006, the increased yield on our investments. These increases in total interest income were partially offset by a significant decrease in the interest income on our mortgage loans held for portfolio and on our investments, primarily resulting from decreases in the volume of these categories as we continued to refocus our business on advances.

Advances. Interest income from advances increased 111.1% and 98.6% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, due to significant increases in the average advance balance and increases in average yield on advances. We increased our average advance balance by $9.2 billion and $7.1 billion for the three and nine months ended September 30, 2006, representing a 50.0% and 40.0% growth in the average advance balance. The yield on advances increased by 154 basis points to 5.32% and 147 basis points to 4.98% for the three and nine months ended September 30, 2006, primarily due to significantly higher prevailing short-term interest rates during these periods, compared to the same periods in 2005.

We expect to continue to increase our average advance balance in the future. In refocusing our business on advances, we have offered additional advance products, significantly increased our use of differential pricing, and enhanced our marketing efforts. However, as a result of the use of differential pricing, we expect our overall advance balance to continue to be dependent upon the borrowing decisions of a few large members. We expect that our use of differential pricing will generate spreads similar to those earned on investments in federal funds, while we increase our advance balance. Consequently, we would not expect repayments of advances by these members to unfavorably affect our net interest income because we would likely invest the proceeds of any such advance repayments in federal funds.

Prepayment Fees on Advances. During the three and nine months ended September 30, 2006, we recorded prepayment fee income of $89,000 and $511,000, compared to $4,000 and $2.1 million for the same periods in 2005. Of the $2.1 million of prepayment fee income recorded for the nine months ended September 30, 2005, $1.4 million was due to one borrower prepaying $258.0 million of advances in the first quarter of 2005.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities and trading securities), decreased by 3.4% for the three months ended September 30, 2006, and increased by 13.0% for the nine months ended September 30, 2006, compared to the same periods in 2005. The decrease for the three months ended September 30, 2006, compared to the same period in 2005, primarily resulted from a 24.3% decrease in our average investment portfolio balance, partially offset by increases in short-term interest rates that increased the yields earned on our investment portfolio by 97 basis points. The increase for the nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to a 72 basis point increase in our investment yields, partially offset by a 6.0% reduction in our average investment portfolio balance.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 25.8% for both the three and nine months ended September 30, 2006, compared to the same periods in 2005. The decreases were due to significant declines in the average balance of mortgage loans held for portfolio resulting from our decision to exit the MPP, as well as our sale of $1.4 billion of our government-insured mortgage loans in August 2005. The average balance of our mortgage loans held for portfolio during the three and nine months ended September 30, 2006 was $6.7 billion and $6.9 billion, a $2.0 billion and $2.7 billion decrease from the same periods in 2005.

In addition, for the three months ended September 30, 2006, there was a 16 basis point decrease in the average yield on mortgage loans held for portfolio compared to the same period in 2005. In contrast, partially offsetting the decline in interest income caused by the reduction in the average balance for the nine month period ended September 30, 2006, was a 16 basis point increase in the average yield on mortgage loans held for portfolio, compared to the same period in 2005. The balance of our remaining mortgage loans will continue to decrease as these loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2006, compared to the same periods in 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Consolidated obligations	$631,459	$471,577	33.9	$1,774,983	$1,304,245	36.1
Deposits	8,694	7,089	22.6	24,020	16,890	42.2
Mandatorily redeemable Class B stock and other borrowings	1,646	2,961	(44.4)	7,748	13,902	(44.3)

Total interest expense	$641,799	$481,627	33.3	$1,806,751	$1,335,037	35.3

Consolidated Obligations. Interest expense on consolidated obligations increased by $159.9 million and $470.7 million for the three and nine months ended September 30, 2006, compared to the same periods in 2005. These increases were the result of significant increases in the volume of borrowings and increases in the average yield on our borrowings during the first nine months of 2006 and the last nine months of 2005. The average balance of consolidated obligations increased by $1.7 billion and $3.7 billion, representing increases of 3.5% and 8.2% for the three and nine months ended September 30, 2006, compared to the same periods in 2005. We increased the average balance of our consolidated obligations in order to fund growth in our advances and to purchase short-term investments as part of our strategy of managing our business to a capital-to assets ratio of 4.30% to more fully use our capital. The average yield on consolidated obligations increased by 115 basis points and 99 basis points for the three and nine months ended September 30, 2006, compared to the same periods in 2005, due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced.

Deposits. Interest expense on deposits increased by 22.6% and 42.2% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, due to 180 basis point and 191 basis point increases in the average yield paid to members for the three and nine months ended September 30, 2006. These increases were partially offset by $168.2 million and $115.6 million decreases in the average balances of deposits during these periods, compared to the same periods in 2005.

Mandatorily Redeemable Class B Stock and Other Borrowings. Interest expense on mandatorily redeemable Class B stock and other borrowings decreased $1.3 million and $6.2 million for the three and nine months ended September 30, 2006, compared to the same periods in 2005. These decreases were primarily due to a large decrease in securities sold with the intent to repurchase.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and nine months ended September 30, 2006 and 2005.

	Net Change for the Three Months Ended September 30,		Net Change for the Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands)
Increase (Decrease) in Interest Income
Advances	$10,851	$(7,966)	$21,450	$(39,409)
Increase in Interest Expense
Consolidated obligations	(35,508)	(8,119)	(75,672)	(3,103)

Decrease in net interest income	$(24,657)	$(16,085)	$(54,222)	$(42,512)

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed-rate advances and consolidated obligations by effectively converting their fixed rates to short-term floating rates. Our use of interest-rate exchange agreements had a net unfavorable impact on our net interest income for the three months and nine months ended September 30, 2006 and 2005, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than hedging advances. As a result, the effective conversion of our consolidated obligations to short-term floating rates, combined with significant increases in short-term interest rates, contributed to the declines in net interest income for the three and nine months ended September 30, 2006 and 2005.

Other Income (Loss)

Other income (loss) includes member service fees, loss on held-to-maturity securities, (loss) gain on trading securities, (loss) gain on derivatives and hedging activities, gain (loss) from early extinguishment of consolidated obligations, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, gain and loss on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Service fees	$407	$567	(28.2)	$1,290	$1,617	(20.2)
Net loss on sale of held-to-maturity securities	(4,754)		*	(6,376)		*
Net (loss) gain on trading securities		(13,750)	*		8,195	*
Net (loss) gain on derivatives and hedging activities	(119)	17,436	(100.7)	2,408	(32,845)	107.3
Net gain (loss) from early extinguishment of consolidated obligations	4,777		*	6,522	(3,041)	314.5
Net gain on the sale of mortgage loans held for sale		7,019	*		7,019	*
Other income (loss), net	3	(1,263)	100.2	(75)	(1,479)	94.9

Total other income (loss)	$314	$10,009	(96.9)	$3,769	$(20,534)	118.4

*	not meaningful

Total other income (loss) decreased by $9.7 million for the three months ended September 30, 2006, and increased by $24.3 million for the nine months ended September 30, 2006, compared to the same periods in 2005. The decrease for the three months ended September 30, 2006, compared to the same period in 2005, was primarily due to a one-time sale of mortgage loans held for sale that resulted in a gain of $7.0 million in the third quarter of 2005, with no comparable activity in the same period of 2006. The increase for the nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to a $35.3 million increase from derivatives and hedging activities and a $9.6 million increase from early extinguishment of consolidated obligations, partially offset by an $8.2 million decrease in net gain on trading securities. These changes are discussed in more detail below.

Net Loss on Sale of Held-to-Maturity Securities. In June and July 2006, we sold $250 million and $750 million of consolidated obligation bonds of other FHLBanks that were within three months of maturity, resulting in losses of $4.8 million and $6.4 million for the three and nine months ended September 30, 2006. There were no comparable sales during the same periods in 2005.

Net (Loss) Gain on Trading Securities. As of September 30, 2006, we did not hold any trading securities. As of September 30, 2005, our trading securities consisted of one GSE debt obligation, which we sold in December 2005. This trading security was economically hedged by an interest-rate exchange agreement that was terminated when we sold the trading security. We recorded the changes in fair value of the trading security and the associated interest-rate exchange agreement as net gain from trading securities and net (loss) gain on derivatives and hedging activities in our Statements of Income. We reported interest income earned on the trading security in interest income and the interest expense on the interest-rate exchange agreements in net (loss) gain on derivatives and hedging activities in our Statements of Income. We had a net loss on the trading security of $13.8 million and a net gain on the trading security of $8.2 million for the three and nine months ending September 30, 2005. We had a net gain on the interest-rate exchange agreement that economically hedged the trading security of $12.7 million and a net loss of $10.5 million for the three and nine months ending September 30, 2005.

Net (Loss) Gain on Derivatives and Hedging Activities. For the three and nine months ended September 30, 2006, compared to the same periods in 2005, much of the change in our total net (loss) gain on derivatives and hedging activities was due to the termination of an interest-rate exchange agreement used to economically hedge a trading security as discussed above. The interest-rate exchange agreement was terminated in the fourth quarter of 2005 at the same time the trading security was sold. In addition, we hedged our mortgage purchases and sales in 2005, with no comparable activity in 2006.

Mortgage Loans/Commitments. Commitments to purchase mortgage loans are classified as derivatives, and the changes in the fair value of the commitments are included in other income (loss). We are exiting the MPP and have ceased entering into new master commitments. For the three and nine months ended September 30, 2006, the change in the fair value on our mortgage commitments was zero, compared to a loss of $9,600 and a gain of $365,000 for the same periods in 2005.

As of September 30, 2006, we had no forward settling to-be-announced mortgage-backed securities, or TBAs. In 2005, we purchased TBAs in order to economically hedge the fair value of our mortgage loans. The fair value adjustment on the TBAs was a gain of $5.6 million and a loss of $3.5 million for the three and nine months ended September 30, 2005. We had no comparable activity in the first nine months of 2006.

Consolidated Obligations. For the three and nine months ended September 30, 2006, we recognized gains of $310,000 and $2.6 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to a gain of $281,000 and a loss of $3.8 million for the same periods in 2005.

Economic Hedges. As of September 30, 2006, we held $300.0 million notional amount of interest-rate caps that are used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Because the interest-rate caps do not qualify for hedge accounting treatment, the changes in the fair value of the interest-rate caps are recorded as net gain (loss) on derivatives and hedging activities in the Statement of Income.

As of September 30, 2006, and September 30, 2005, we had zero outstanding notional amount of swaptions to economically hedge our interest-rate risk. For the three and nine months ended September 30, 2006, we had no loss related to swaptions, compared to loss allocations of $3.7 million and $16.0 million for the same periods in 2005.

Net Gain on Trading Securities and Net Gain (Loss) on Derivatives and Hedging Activities. Our net (loss) gain on trading securities and net (loss) gain on derivatives and hedging activities as described above generally comprise the majority of our other income (loss).

The following tables summarize the components of net gain (loss) on trading securities as well as net gain (loss) on derivatives and hedging activities, for the three and nine months ended September 30, 2006 and 2005.

(in thousands)	Trading Securities		Mortgage Loans/ Commitments		Consolidated Obligations		Statement of Condition		Intermediary Positions		Total
For the Three Months Ended September 30, 2006
Net gain (loss) on derivatives and hedging activities	$		$			$310		$(358)		$(71)	$(119)

Total	$		$			$310		$(358)		$(71)	$(119)

For the Three Months Ended September 30, 2005
Net loss on trading securities		$(13,750)	$		$		$		$		$(13,750)
Net gain (loss) on derivatives and hedging activities		12,671		3,233		281		1,306		(55)	17,436

Total		$(1,079)		$3,233		$281		$1,306		$(55)	$3,686

(in thousands)	Trading Securities		Mortgage Loans/ Commitments		Consolidated Obligations		Statement of Condition		Intermediary Positions		Total
For the Nine Months Ended September 30, 2006
Net gain (loss) on derivatives and hedging activities	$		$			$2,595		$29		$(216)	2,408

Total	$		$			$2,595		$29		$(216)	$2,408

For the Nine Months Ended September 30, 2005
Net gain on trading securities		$8,195	$		$		$		$		$8,195
Net loss on derivatives and hedging activities		(10,526)		(13,812)		(3,752)		(4,674)		(81)	(32,845)

Total		$(2,331)		$(13,812)		$(3,752)		$(4,674)		$(81)	$(24,650)

Net Gain (Loss) on Early Extinguishment of Consolidated Obligation Bonds. During the second and third quarters of 2006, as part of our efforts to enhance economic value and income, we extinguished $111.2 million and $102.9 million of our callable, long-term fixed-rate consolidated obligation bonds having weighted-average interest rates of 5.83% and 5.64%, and $64.0 million and $2.0 million of short-term consolidated obligation bonds having weighted-average interest rates of 6.72% and 6.50%. These extinguishments resulted in net gains of $4.8 million and $6.5 million for the three and nine months ended September 30, 2006 on the early extinguishment of consolidated obligation bonds, compared to no gain and a loss of $3.0 million for the same periods in 2005. We continue to review our consolidated obligations portfolio for opportunities to extinguish debt in order to lower our interest expense and better match the duration of our liabilities to that of our assets.

Net Gain on the Sale of Mortgage Loans Held for Sale. During the third quarter of 2005, as part of our exit from the MPP, we sold $1.4 billion of government-insured mortgage loans held for sale at a gain of $7.0 million. There was no comparable activity in 2006.

Other Income (Loss), Other income (loss) increased for the three and nine months ended September 30, 2006, compared to the same periods for 2005. For the three months ended September 30, 2006, other income increased to $3,000 from a loss of $1.3 million for the same period in 2005. The loss for the third quarter of 2005 primarily resulted from a loss of $1.1 million due to the reclassification of our government-insured mortgage loans from held for sale to held for portfolio. For the nine months ended September 30, 2006, other income (loss) was a loss of $75,000, compared to a loss of $1.5 million for the same period in 2005. The loss for the nine-month period in 2005 also resulted primarily from the reclassification described above.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and nine months ended September 30, 2006, compared to the same periods in 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
Operating expenses:
Compensation and benefits	$5,175	$5,567	(7.0)	$16,376	$20,097	(18.5)
Occupancy cost	204	2,476	(91.8)	2,382	6,531	(63.5)
Other operating	3,661	5,284	(30.7)	11,068	15,521	(28.7)
Finance Board	460	532	(13.5)	1,377	1,598	(13.8)
Office of Finance	288	258	11.6	981	842	16.5
Other	340	437	(22.2)	1,052	1,518	(30.7)

Total other expense	$10,128	$14,554	(30.4)	$33,236	$46,107	(27.9)

Operating Expenses. Operating expenses decreased 32.2% and 29.2% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily reflecting a 9.4% reduction in staff and a decrease in professional and other contractual services costs related to implementation of the Finance Board agreement and development of the business plan.

Compensation and benefits expense decreased 7.0% and 18.5% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily because of the reduction in staff and termination-related expenses. As of September 30, 2006, we had 116 employees, compared to 131 as of September 30, 2005.

Occupancy cost primarily includes the expenses related to our leases on two offices in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost decreased by 91.8% and 63.5% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to leasehold impairment recovery in 2006 resulting from the receipt of updated lease rates, as well as higher expenses in 2005 associated with our office space consolidation to align leased office space with our reduced staff.

Other operating expenses decreased by 30.7% and 28.7% for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to decreases in professional and other contractual services and decreases in AHP related costs. In addition, during the nine months ended September 30, 2005, there was a $1.6 million expense related to replenishing the AHP fund, with no comparable expense in 2006. During the first nine months of 2006, consulting fees incurred in connection with the implementation of the Finance Board agreement, the business plan, and ongoing risk measurement consulting were $2.1 million, compared with $4.0 million during the same period in 2005.

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

Our assessments for AHP and REFCORP decreased for the three months ended September 30, 2006, compared to the same period in 2005, due to decreased net income. The increase in assessments for the nine months ended September 30, 2006, reflected our higher net income compared to the same period in 2005. The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2006	2005	% Increase (Decrease)	2006	2005	% Increase (Decrease)
(dollars in thousands)
AHP	$1,014	$1,696	(40.2)	$2,171	$1,375	57.9
REFCORP	2,282	3,572	(36.1)	4,902	2,714	80.6

Total assessments	$3,296	$5,268	(37.4)	$7,073	$4,089	73.0

Segment Information

Our core business is traditional member finance, which includes making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. Historically, we offered products and services through two operating segments, traditional member finance and the MPP. The MPP segment consisted of mortgage loans held for portfolio as a result of purchases from participating members. During the first quarter of 2005, we decided to exit the MPP. As a result of this decision, Seattle Bank management no longer manages the business using separate operating segments. The Seattle Bank now aggregates the operating results of the former MPP segment with the traditional member finance segment for decision-making purposes. Accordingly, we no longer discuss our operations in separate segments. As of September 30, 2006, our MPP balance has declined 34.7% to $6.6 billion from $10.1 billion as of March 31, 2005.

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

Recently Issued Accounting Standards and Interpretations

• SFAS 155. Accounting for Certain Hybrid Financial Instruments • On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (SFAS 155), which resolves issues addressed in FASB Statement 133 (SFAS 133) Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125 (SFAS 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Seattle Bank), with earlier adoption allowed. We continue to evaluate the impact of adopting SFAS 155 and have not yet determined the effect, if any, that the implementation of SFAS 155 will have on our operating results or financial position. The Seattle Bank does not expect the adoption of SFAS 155, and the related standards, to have a significant effect on our Statements of Condition or Statements of Income.

• SFAS 157. Fair Value Measurements • On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157), which consolidates various definitions of “fair value” discussed in many accounting pronouncements. SFAS 157 establishes a framework for measuring fair value in U.S. GAAP and requires additional disclosures about fair value measurements in the notes to our financial statements. The application of SFAS 157 is expected to increase consistency and comparability in fair value measurements and thus reduce the complexity of applying U.S. GAAP to such measurements. Under SFAS 157, fair value is based on the price from a market participant’s perspective that takes into consideration certain risks and restrictions if market participants would include those same risks and restrictions in pricing related assets and liabilities. SFAS 157 applies to derivatives and other financial instruments measured at fair value under SFAS 133 at initial recognition and in all subsequent periods. SFAS 157 requires expanded financial reporting disclosures about fair value measurements if the reporting entity significantly relies on its own assumptions about market participant assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Seattle Bank is currently evaluating the impact, if any, that SFAS 157 will have on our Statements of Condition, Statements of Income and Statements of Cash Flows.

• SFAS 158. Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans • On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, amendments of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefit (SFAS 158). SFAS 158 applies to all single-employer defined benefit plans that fall within SFAS 87 or SFAS 106, but it does not apply to defined contribution plans or multi-employer plans. The new standard requires that a reporting entity recognize the funded status of its benefit plans as a net liability or asset, with an offsetting adjustment to accumulated other comprehensive income within shareholders’ equity, and that plan assets and liabilities be measured as of the date of the applicable financial statement period. SFAS 158 does not change how pensions and other post-retirement benefits are accounted for and reported in the statement of income. SFAS 158 applies to plan sponsors that are public and private entities and non-governmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the related disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have chosen to early adopt SFAS 158 for the fiscal year ending December 31, 2006. We do not expect the adoption of SFAS 158 to have a material impact on our Statements of Condition.

• Staff Accounting Bulletin No. 108 • On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Historically, the two most widely recognized methods for quantifying the effects of financial statement restatements have been the “roll-over” and the “iron curtain” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, which includes the reversing effect of prior-year misstatements. The exclusive use of the roll-over method can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on reversing effects of prior year errors on the income statement. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the misstatements of each of the reporting entity’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” method because it requires quantification of errors under both the traditional roll-over and the iron curtain methods. SAB 108 permits the reporting entity to initially apply these methods by: (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment recorded to the opening balance of retained earnings. However, misstatements solely related to the current calendar year would not be included in the transition cumulative adjustment. Use of the cumulative effect transition method requires a detailed disclosure of the nature and amount of each individual error (regardless of materiality) being corrected through the cumulative adjustment and how and when the error arose. The Seattle Bank has consistently applied both the roll-over and iron curtain methods when determining the materiality of errors. As of the filing date, the Seattle Bank does not expect the application of SAB 108 to have a significant effect on our Statements of Condition, Statements of Income, Statements of Capital, or Statements of Cash Flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss to the market value of financial instruments – and potential loss of future net interest income – that may result from changes in interest rates and other market factors. Our business model requires us to take on market risks. We measure our sensitivity to changes in interest rates by measuring the effective duration and effective convexity of our financial positions. Effective duration is an approximation of the estimated proportional change in the price of a financial instrument relative to the absolute change in interest rates. Effective convexity is an approximation of the non-proportional change in the price of a financial instrument relative to the absolute change in interest rates. All else equal, the greater the absolute value of an instrument’s effective duration measure, the greater its sensitivity to changes in interest rates. A positive effective convexity measure for an instrument predicts, all else equal, that price increases will exceed the effect predicted by effective duration alone and that price decreases will be less than the effect predicted by effective duration alone. The converse is true for negative convexity. Yield-curve risk refers to changes in the relative relationship among various points of the term structure of interest rates and an instrument’s relative price sensitivity to the various term points. We measure our sensitivity to yield curve risk by calculating effective key-rate durations. Key rate durations measure an instrument’s relative sensitivity to various specified points in the term structure of interest rates. These measures can be calculated for individual financial instruments, such as one of our mortgage-backed securities, or for an entire portfolio such as our MPP. We seek to control market risk through our funding and investment decisions, and with interest-rate exchange agreements. Through our market-risk management, we attempt to ensure that we are profitable and to protect net interest income and market value of equity over a wide range of interest-rate environments.

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

Measurement of Market Risk

We monitor our market risk through a variety of measures. Our Board of Directors oversees policy limits for four primary risk measures – effective duration of equity, effective key-rate duration mismatch, effective convexity of equity, and market value of equity sensitivity. These policy measures are described below. Historically, our risk management policy included two primary measures of market risk – effective duration of equity and market value of equity sensitivity. Based on the decline in our market value of equity since 2002, we revised our policy limits at the direction of our Board of Directors to more specifically deal with the relevant market risks.

In May 2005, our Board of Directors adopted our current risk management policy that added new risk management measures, effective convexity of equity and effective key-rate duration of equity mismatch, to the existing measures of effective duration of equity and market value of equity sensitivity. The new policy established limits for these measures for managing and monitoring our market risk. We quantify and monitor our market risk daily and manage market risk within the policy limits. These measures and other key terms are defined below.

•	Market Value of Equity. Market value of equity is the present value of the expected net cash flows from all our assets, liabilities, and commitments.

•	Effective Duration. Effective duration represents the estimated change in the value of a financial instrument for a given instantaneous parallel shift in the yield curve. Stated simply, effective duration is a measure of the price sensitivity of a financial instrument to changes in interest rates. Higher duration numbers, whether positive or negative, indicate greater price-sensitivity to changes in interest rates.

•	Effective Duration of Equity. Effective duration of equity is the market value of assets multiplied by the effective duration of assets minus the market value of liabilities multiplied by the effective duration of liabilities, plus or minus the market value of commitments multiplied by the effective duration of commitments, with the net result divided by the market value of equity. Effective duration of equity measures the sensitivity of the market value of equity to instantaneous changes in interest rates. All else equal higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.

•	Market Value of Equity Sensitivity. Market value of equity sensitivity is the change observed in our estimated market value of equity, given an instantaneous parallel increase or decrease in the yield curve.

•	Effective Convexity. Effective convexity measures the estimated effect of the non-proportional changes in instrument prices that is not incorporated in the proportional effects measured by effective duration. Financial instruments can have positive or negative effective convexity.

•	Effective Convexity of Equity. Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of commitments multiplied by the effective convexity of commitments, with the net result divided by the market value of equity.

•	Effective Key-Rate Duration of Equity. Effective key-rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve.

•	Effective Key-Rate-Duration-of-Equity Mismatch. This measurement is the difference between the maximum and minimum effective key-rate-duration-of-equity measures.

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

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of September 30, 2006, our market-risk measures were within our policy limits.

The following table summarizes our four primary risk measures and their respective limits and our compliance as of September 30, 2006 and December 31, 2005.

Primary Risk Measures	As of September 30, 2006	As of December 31, 2005	Risk Measure Limit
Effective duration of equity	0.68	(0.36)	+/-5.00
Effective convexity of equity	(2.10)	(2.46)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.70	2.60	+/-5.50
Market value of equity sensitivity (+100 basis point shock scenario)	(1.57)%	(0.67)%	+/-4.50
Market value of equity sensitivity (–100 basis point shock scenario)	(0.28)%	(1.45)%	+/-4.50

From December 31, 2005 to September 30, 2006, the increase in effective duration of equity extended 1.04 and the effective convexity of equity decreased 0.36. These changes resulted from a significant change in the composition of the Seattle Bank’s liability structure, which acted to shorten the duration of liabilities causing a lengthening in the effective duration of equity. In addition, the rise in interest rates and the flattening of the yield curve acted to reduce the negative effective convexity of our mortgage-related portfolios relative to the funding used to hedge those mortgage assets. Furthermore, we engaged in some debt restructuring to incrementally decrease our negative effective convexity and key-rate-duration mismatches during the nine months ended September 30, 2006.

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

Some of the specific types of instruments we use to manage our interest-rate risk are described in the table below.

Hedge Instrument	Hedged Item	Purpose of Hedge Transaction

Pay fixed, receive LIBOR swap; we own option to cancel swap if applicable	Putable or callable advance; fixed-rate advance with option to cancel advance prior to maturity date	To provide customized advance products to our customers at minimal risk to us

Purchased interest-rate cap	Capped advance	To provide customized advance products to our customers at minimal risk to us

Pay fixed, receive LIBOR swap	Fixed-rate advance	To provide customized advance products to our customers at minimal risk to us

Pay LIBOR, receive fixed swap; pay LIBOR, receive fixed swap in which counterparty owns option to cancel swap	Bullet fixed-rate debt; callable fixed-rate debt in which we own option to call debt prior to stated maturity date	To achieve lower cost funds with minimal risk to us

Payer or receiver swaptions	Mortgage-based assets, including MPP mortgage loans and mortgage-backed securities	To hedge our prepayment risk on our mortgage-based assets and manage our effective duration of equity

Pay variable until conversion date, then pay fixed, with option to cancel swap prior to maturity date	Variable-to-fixed advance with option to cancel advance prior to maturity date	To provide customized advance products to our customers at minimal risk to us

Pay LIBOR, receive floating index swap	Floating rate consolidated obligation	To achieve lower cost of funds with minimal risk to us

The total notional amount of interest-rate exchange agreements outstanding was $30.9 billion and $18.5 billion as of September 30, 2006 and December 31, 2005. The notional amount of interest-exchange agreements increased between September 30, 2006 and December 31, 2005, due to increases in fair value hedges of consolidated obligations.

Credit-Risk Management

Credit risk is the risk of loss due to default. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances. We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We can also call for additional or substitute collateral during the life of an advance to protect our security interest. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $587 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented

$121.1 million of the $27.2 billion of advances as of September 30, 2006 and $135.0 million of the $21.4 billion of advances outstanding as of December 31, 2005. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

Investments. We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or its agencies or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of September 30, 2006 and December 31, 2005, our unsecured credit exposure was $9.8 billion and $13.2 billion, primarily consisting of $4.3 billion and $5.3 billion of other FHLBank consolidated obligations and $4.9 billion and $6.4 billion of federal funds sold. This decrease in unsecured credit exposure primarily resulted from a decrease in our short-term investments, including federal funds sold, as advance balances increased. Pursuant to the Finance Board agreement, we may not purchase additional investments in the consolidated obligations of other FHLBanks without Finance Board approval.

Mortgage Loans Held for Portfolio. The Seattle Bank has never experienced a credit loss nor has our SMI provider experienced a loss claim on an MPP mortgage loan. Under the MPP, we have purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $6.6 billion and $7.2 billion as of September 30, 2006 and December 31, 2005, which comprised $309.2 million and $383.4 million in government-insured mortgage loans and $6.2 billion and $6.8 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of the business plan, we are exiting from the MPP. However, we do not expect that this decision will impact the credit risk of the mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary, and believe that we have the policies and procedures in place to appropriately manage this credit risk.

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

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements but before considering collateral, was $90.8 million and $4.5 million as of September 30, 2006 and December 31, 2005. In determining maximum credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $90.8 million and $4.5 million as of September 30, 2006 and December 31, 2005. These increases in credit risk and net exposure after considering collateral were primarily due to changes in market conditions, including the level and slope of the yield curve during the nine months ended September 30, 2006.

Our counterparty credit exposure, by credit rating, was as follows.

	As of September 30, 2006
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$1,162,780	$4,809	$	$4,809
AA	8,635,175	32,394		32,394
AA–	13,450,636	26,836		26,836
A+	7,491,675	26,628		26,628
A	115,000
Member institutions (1)	60,500	107		107

Total	$30,915,766	$90,774	$	$90,774

	As of December 31, 2005
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$834,130	$	$	$
AA	2,626,562
AA–	9,887,592
A+	4,914,175	4,556		4,556
A	140,000
Member institutions (1)	60,500

Total	$18,462,959	$4,556	$	$4,556

(1)	Collateral held with respect to interest-rate exchange agreements with member institutions represents either collateral physically held by or on behalf of the Seattle Bank or collateral assigned to the Seattle Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Seattle Bank. This notional amount excludes stand-alone delivery commitments.

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of September 30, 2006, 20 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements excluding agreements in which we served as intermediaries. As of September 30, 2006, 75% of the total notional amount of our outstanding interest-rate exchange agreements was with 12 counterparties rated AA– or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized, 100% as of September 30, 2006 and December 31, 2005 of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the President and Chief Executive Officer and the Chief Financial Officer, the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The President and Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in internal control over financial reporting occurred during the quarter ended September 30, 2006, that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, other than as described below, no such change occurred during such period.

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

To address this material weakness in our internal control over financial reporting as of December 31, 2005, we made certain changes to improve the accuracy and completeness for reporting our cash flow activities in our Statement of Cash Flows. We implemented changes during the second and third quarters of 2006 and are continuing to identify methods for improving the accuracy and completeness for reporting our cash flow activities. The remedial changes taken include:

•	We implemented a supplemental procedure involving the review of all new authoritative guidance released during the current month, as documented in the form of a memorandum required in order to close the general ledger. This procedure identifies when changes to financial statement classification must be made as a result of new authoritative guidance.

•	We document all new and unusual transactions, such as selling a trading security or reclassifying mortgage loans, and we evaluate such transactions’ impact on and proper classification in the Statement of Condition, the Statement of Income, and the Statement of Cash Flows.

•	We implemented a checklist procedure, which is completed by both the preparer and reviewer prior to completing our financial statements. The completed checklist, which becomes part of the internal controls documentation, includes balancing steps, analytical reviews, and reviews for proper account classification resulting from new accounting guidance or changes to data on the general ledger system.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Item 1A.	Risk Factors

Our Form 10 includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our Form 10.

Our restrictions on dividend payments and certain stock repurchases, together with other capital management requirements and strategies we have implemented, have limited, and will continue to limit, member demand for advances and other products and may limit our ability to attract new members.

To meet Finance Board conditions to the acceptance of our business plan, our Board of Directors adopted policies in 2005 suspending indefinitely the declaration or payment of any dividend and the repurchase of any Class B stock, subject to certain exceptions. In addition, we plan to increase our retained earnings of $88.4 million as of September 30, 2006 over time to reach our internal retained earnings target, which was $100.0 million as of September 29, 2006. Our Board of Directors may seek a Finance Board waiver in 2006 to declare dividends. However, future dividends may not be consistent with the dividends that we have historically paid, in part because of a policy adopted by our Board of Directors that limits the amount of dividends we may pay to 50% of then-current period earnings. For the foreseeable future, we do not expect to obtain waivers from the Finance Board for the repurchase of Class B stock prior to the end of the statutory five-year redemption period. See also “Item 2. Management’s Discussion and Analysis of Financial Condition – Capital Resources and Liquidity – Capital Resources – Seattle Bank Stock,” for a discussion of a proposed regulation that could further increase our retained earnings target and adversely affect our ability to increase dividends for an extended period.

Our members must comply with our activity-based stock purchase requirements. Consequently, new members are required to purchase our capital stock to obtain advances, and existing members may be required to purchase additional stock to increase their advance borrowings. Although most of our members currently hold sufficient Class B stock to allow them to increase their advances without purchasing additional stock, some members have fully leveraged their Class B stock, and our strategy to increase advances could result in more members fully leveraging their Class B stock. Some members have indicated reluctance to purchase additional Class B stock because of our dividend and stock repurchase restrictions. In order to encourage advances growth from both new and existing members, our Board of Directors requested authority and received approval from the Finance Board to amend the capital plan to allow for the creation of an excess stock pool and issue Class A stock, which could be used to satisfy the activity-based stock purchase requirement, and with regard to the Class A stock could be redeemed upon six months’ notice. The amendments to the capital plan are expected to go into effect in December 2006; however, we cannot predict with certainty whether the excess stock pool or Class A stock will encourage stock purchases by either new or existing members or additional growth in advances. See “Item 2. Management’s Discussion and Analysis of Financial Condition – Capital Resources and Liquidity – Capital Resources – Seattle Bank Stock,” for additional information on the capital plan amendments.

Our capital-to-assets ratio requirement currently exceeds our advances-activity-based stock purchase requirement, which may constrain our ability to make new advances until such requirement is increased as expected in December 2006.

As set by our Board of Directors in March 2006, our advances-activity-based stock purchase requirement is currently 2.50%. As a result of this advances-activity-based stock purchase requirement, any additional purchases of capital stock for advances activity would likely not be in proportion to our minimum capital-to-assets ratio of 4.25%, which may constrain growth of our advances from time to time. However, in connection with our amendments to our capital plan that were passed by the Finance Board in October 2006, and which we expect to become effective in December 2006, our advances-activity-based stock purchase requirement will be increased to 4.00% for new or renewing advances. Accordingly, after the effectiveness of the capital amendments, we do not believe our advances-activity-based stock purchase requirement will constrain our ability to grow advances. See “Item 2. Management’s Discussion and Analysis of Financial Condition – Capital Resources and Liquidity – Capital Resources – Seattle Bank Stock,” for additional information on the capital plan amendments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 19, 2006, the Seattle Bank announced that the following three individuals ran unopposed and were elected to the Seattle Bank’s Board of Directors for three-year terms commencing January 1, 2007:

•	Craig A. Dahl, President, Chief Executive Officer and Director, Alaska Pacific Bank, Juneau, Alaska. Mr. Dahl currently serves on the Board of Directors, and his current term expires on December 31, 2006.

•	Michael A. DeVico, Executive Vice President and Chief Information Officer, Zions First National Bank, West Valley City, Utah. Mr. DeVico was newly elected.

•	Russell J. Lau, Vice Chairman and Chief Executive Officer, Finance Factors, Ltd., Honolulu, Hawaii. Mr. Lau currently serves on the Board of Directors, and his current term expires on December 31, 2006.

This directors’ election took place in accordance with the rules governing the election of FHLBank directors specified in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) and the related regulations of the Finance Board, and because each of the candidates ran unopposed for his respective board position, no vote was required. Pursuant to the Bank Act and Finance Board regulations, the majority of the Seattle Bank’s directors are elected by and from the Seattle Bank’s membership. The remaining directors are required to be appointed by the Finance Board.

The terms of the Seattle Bank’s other directors, Mike C. Daly, Daniel R. Fauske, Harold B. Gilkey, W. David Hemingway, William V. Humphreys, William A. Longbrake, Park Price, Donald V. Rhodes, Jack T. Riggs, MD, and James H. Strosahl, remain unaffected by this directors’ election.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBITS

Exhibit Number	Description of Exhibit
4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, and October 11, 2006 (incorporated by reference to the Form 8-K filed with the SEC on October 16, 2006).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ James E. Gilleran	Dated: November 14, 2006
James E. Gilleran
President and Chief Executive Officer

By:	/s/ Mark R. Szczepaniak	Dated: November 14, 2006
Mark R. Szczepaniak
Senior Vice President, Chief Financial Officer

INDEX OF EXHIBITS

DESCRIPTION

Exhibit Number	Description of Exhibit
4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, and October 11, 2006 (incorporated by reference to the Form 8-K filed with the SEC on October 16, 2006).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18. U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.