Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Seattle
filed 2007-05-14
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of April 30, 2007, the registrant had 4,795 shares of Class A stock and 22,220,673 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of March 31, 2007	As of December 31, 2006
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,604	$1,119
Interest-bearing deposits	2,873,000	2,165,000
Securities purchased under agreements to resell	500,000
Federal funds sold	9,168,000	2,832,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations:	11,647,229	13,687,909
$3,024,963 and $4,224,959) (Note 2)
Advances (Note 3)	25,652,824	27,960,994
Mortgage loans held for portfolio (Note 4)	6,188,245	6,366,648
Accrued interest receivable (Other FHLBanks: $9,421 and $51,325)	248,349	323,342
Premises and equipment, net	11,963	12,622
Derivative assets (Note 7)	163,228	146,900
Other assets	19,887	18,211

Total Assets	$56,474,329	$53,514,745

Liabilities and Capital
Liabilities
Deposits	$1,075,877	$1,003,960
Consolidated obligations, net (Note 5):
Discount notes	4,628,825	1,495,861
Bonds	47,790,509	48,040,715

Total consolidated obligations, net	52,419,334	49,536,576

Accrued interest payable	587,994	567,585
Affordable Housing Program (AHP)	21,262	22,759
Payable to REFCORP	2,638	1,541
Derivative liabilities (Note 7)	21,931	46,846
Other liabilities	33,060	34,952
Mandatorily redeemable Class B stock (Note 6)	82,219	69,222

Total Liabilities	54,244,315	51,283,441

Commitments and Contingencies (Note 10)
Capital
Capital Stock ($100 par value), putable, issued and outstanding (Note 6):
Class A stock: 5 shares	485
Class B stock: 21,308 and 21,410 shares	2,130,775	2,140,997
Retained earnings	100,844	92,397
Accumulated other comprehensive loss	(2,090)	(2,090)

Total Capital	2,230,014	2,231,304

Total Liabilities and Capital	$56,474,329	$53,514,745

*	Fair values of held-to-maturity securities were $11,474,988 and $13,474,121 as March 31, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

For the Three Months Ended March 31,	2007	2006
(in thousands)
Interest Income
Advances	$357,591	$249,878
Prepayment fees on advances	1,143	344
Interest-bearing deposits	31,363	13,022
Securities purchased under agreements to resell	6,813	4,741
Federal funds sold	82,884	77,193
Held-to-maturity securities (other FHLBanks’ Consolidated Obligations: $31,504 and $44,876)	133,299	143,315
Mortgage loans held for portfolio	78,090	91,323
Loans to other FHLBanks	1

Total interest income	691,184	579,816

Interest Expense
Consolidated obligations	652,332	548,020
Deposits	10,300	7,829
Securities sold under agreements to repurchase	4	3,698
Mandatorily redeemable Class B stock and other borrowings	90	10

Total interest expense	662,726	559,557

Net Interest Income	28,458	20,259
Other Income (Loss)
Service fees	404	457
Net loss from sale of held-to-maturity securities	(2,351)
Net (loss) gain on derivatives and hedging activities	(1,187)	1,865
Net gain on early extinguishment of consolidated obligations	327
Other gain, net	25	2

Total other income (loss)	(2,782)	2,324

Other Expense
Operating expenses:
Compensation and benefits	5,657	5,697
Other operating	4,434	4,804
Federal Housing Finance Board	447	459
Office of Finance	405	375
Other	316	360

Total other expense	11,259	11,695

Income Before Assessments	14,417	10,888
Assessments
AHP	1,185	882
REFCORP	2,647	2,001

Total assessments	3,832	2,883

Net Income	$10,585	$8,005

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

For the Three Months Ended March 31, 2007 and 2006	Class A Stock - Putable			Class B Stock - Putable			Class B(1) Stock - Putable			Class B(2) Stock - Putable			Accumulated Other Comprehensive Loss	Retained Earnings	Total Capital
	Shares	Par Value		Shares	Par Value		Shares	Par Value		Shares	Par Value
(in thousands, except annualized dividend rate)
Balance as of December 31, 2005							20,197		$2,019,731	1,128		$112,803		$68,759	$2,201,293
Issuance of stock							4		423						423
Transfers							(142)		(14,202)	142		14,202
Net shares classified as mandatorily redeemable Class B stock							(16)		(1,602)	(3)		(336)			(1,938)
Net income														8,005	8,005

Balance as of March 31, 2006		$			$		20,043		$2,004,350	1,267		$126,669		$76,764	$2,207,783

Balance as of December 31, 2006				$21,410		$2,140,997		$			$		$(2,090)	$92,397	$2,231,304
Issuance of stock	5		485	28		2,775									3,260
Net shares classified as mandatorily redeemable Class B stock				(130)		(12,997)									(12,997)
Net income														10,585	10,585
Dividends on stock:
Class B stock ($0.40)
Cash														(2,138)	(2,138)

Balance as of March 31, 2007	5		$485	21,308		$2,130,775		$			$		$(2,090)	$100,844	$2,230,014

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31,	2007	2006
(in thousands)
Operating Activities
Net income	$10,585	$8,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans held for portfolio	24,225	8,829
Concessions on consolidated obligation bonds	1,501	1,113
Premises and equipment	735	703
Other	(302)
Net realized loss from sale of held-to-maturity securities	2,351
Net (increase) in fair value adjustment on derivatives and hedging activities	(4,689)	(2,950)
(Gain) on early extinguishment of debt	(327)
Net loss on disposal of premises and equipment	9	1
Decrease in accrued interest receivable	74,993	59,423
(Increase) in net accrued interest on derivatives	(23,005)	(46,236)
Decrease (increase) in other assets	210	(170)
(Decrease) in AHP liability and discount on AHP advances	(1,513)	(2,737)
Increase in payable to REFCORP	1,097	4,226
Increase in accrued interest payable	20,409	83,327
(Decrease) in other liabilities	(1,893)	(4,081)

Total adjustments	93,801	101,448

Net cash provided by operating activities	104,386	109,453

Investing Activities
Net (increase) decrease in interest-bearing deposits	(708,000)	288,150
Net (increase) decrease in securities purchased under agreements to resell	(500,000)	450,000
Net (increase) in federal funds sold	(6,336,000)	(1,204,600)
Proceeds from maturities of held-to-maturity securities	1,850,688	584,616
Proceeds from sales of held-to-maturity securities	747,649
Purchases of held-to-maturity securities	(559,837)	(529,684)
Principal collected on advances	20,591,791	21,584,504
Advances made	(18,271,431)	(22,120,326)
Principal collections on mortgage loans held for portfolio	176,000	212,511
Net (increase) in premises and equipment	(86)	(878)

Net cash (used in) investment activities	(3,009,226)	(735,707)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

For the Three Months Ended March 31,	2007	2006
(in thousands)
Financing Activities
Net decrease in deposits	$71,917	$105,423
Net (increase) in securities sold under agreements to repurchase		(198,250)
Net proceeds from issuance of consolidated obligations:
Discount notes	106,534,846	93,061,504
Bonds	11,854,719	2,051,477
Payments for maturing and retiring consolidated obligations:
Discount notes	(103,423,094)	(92,280,969)
Bonds	(12,134,185)	(2,116,000)
Proceeds from the sale of Class A stock	485
Proceeds from the sale of Class B stock	2,775	423
Dividends paid	(2,138)

Net cash provided by financing activities	2,905,325	623,608

Net increase (decrease) in cash and cash equivalents	485	(2,646)
Cash and cash equivalents at beginning of period	1,119	4,124

Cash and cash equivalents at end of period	$1,604	$1,478

Supplemental Disclosures
Interest paid	$642,317	$476,230
AHP payments	2,006	3,618
REFCORP payments	(1,549)	(225)
Real estate owned	315

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1. Summary of Significant Accounting Policies and Recently Issued Accounting Standards and Interpretations

General

• Basis of Reporting • These unaudited financial statements and condensed notes should be read in conjunction with the 2006 audited financial statements and related notes, or the 2006 Audited Financials, included in the 2006 annual report on Form 10-K of the Federal Home Loan Bank of Seattle, or Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

• Use of Estimates • The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

• Segment Disclosure • Our core business is traditional member finance, which includes making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. Historically, we offered products and services through two operating segments, traditional member finance and the Mortgage Purchase Program, or MPP. The MPP segment consisted of mortgage loans held for portfolio as a result of purchases from participating members. During the first quarter of 2005, we decided to exit the MPP. As a result of this decision, Seattle Bank management no longer manages the business using separate operating segments. As of March 31, 2007, our MPP balance has declined 38.6% to $6.2 billion from $10.1 billion as of March 31, 2005.

Recently Issued Accounting Standards and Interpretations

• SFAS 157. Fair Value Measurements • In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Seattle Bank), and interim periods within those fiscal years, with early adoption permitted provided the entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Seattle Bank expects to adopt SFAS 157 on January 1, 2008. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

• SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities • In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159, which permits us to choose to measure many financial instruments and certain other items at fair value. The fair value option may be applied, with a few exceptions, on an instrument-by-instrument basis. The election is irrevocable unless a new election date occurs, and the election must be applied to an entire financial instrument and not to only specified risks, specified cash flows, or portions of that financial instrument. Certain financial instruments, such as deposit liabilities, are not eligible for the fair value option. The difference between the carrying amount and the fair value of eligible items for which the fair value option is elected at the effective date will be removed from the statement of condition and included in the cumulative effect adjustment. Those differences may include, but are not limited to: (a) unamortized concession fees, premiums, and discounts; (b) allowance for loan losses; and (c) accrued interest, which would be reported as part of the fair value of the eligible item. Additionally, available-for-sale and held-to-maturity securities held at the effective date are eligible for the fair value option at that date. If the fair value option is elected for any of those securities at the effective date, cumulative unrealized gains and losses at that date will be included in the cumulative-effect adjustment. Upfront costs and fees related to items for which the fair value option is elected will be recognized into operating results as incurred rather than deferred and amortized. SFAS 159 is effective for financial statements issued after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is permitted provided the provisions of SFAS 157 are also early adopted. We expect to adopt SFAS 159 on January 1, 2008 consistent with our adoption of SFAS 157. We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations or financial condition.

• FIN 39-A. Amendment of FASB Interpretation No. 39 • On April 30, 2007, the FASB issued FASB Staff Position No. 39-A to amend FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FIN 39-A. The amendment permits offsetting of fair value amounts recognized for multiple derivative instruments with fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral only if both the derivative and collateral transactions arise from the same master netting agreement involving the same counterparty. FIN 39-A is effective for fiscal years beginning after November 15, 2007, with early application permitted. We are currently evaluating the amendment and have not yet determined our expected adoption date or the impact, if any, of the proposed change on our results of operations or financial condition.

Note 2. Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 6 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Major Security Types • The following table summarizes our held-to-maturity securities as of March 31, 2007 and December 31, 2006.

As of March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$98,906	$	$(23)	$98,883
Other U.S. agency obligations	133,261	1,810	(11)	135,060
Government-sponsored enterprises	1,688,735	22,500	(23,508)	1,687,727
Other FHLBanks’ consolidated obligations	3,024,963		(50,390)	2,974,573
State or local housing agency obligations	10,763	51		10,814

Subtotal	4,956,628	24,361	(73,932)	4,907,057

Mortgage-Backed Securities
Government-sponsored enterprises	1,712,473	1,001	(65,442)	1,648,032
Other U.S. agency obligations	6,563	129		6,692
Other	4,971,565	3,836	(62,194)	4,913,207

Subtotal	6,690,601	4,966	(127,636)	6,567,931

Total	$11,647,229	$29,327	$(201,568)	$11,474,988

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$146,298	$3,073	$	$149,371
Government-sponsored enterprises	2,691,238	21,697	(33,725)	2,679,210
Other FHLBanks’ consolidated obligations	4,224,959		(73,113)	4,151,846
State or local housing agency obligations	12,067	77		12,144

Subtotal	7,074,562	24,847	(106,838)	6,992,571

Mortgage-Backed Securities
Government-sponsored enterprises	1,779,877	689	(71,052)	1,709,514
Other U.S. agency obligations	6,963	102		7,065
Other	4,826,507	2,637	(64,173)	4,764,971

Subtotal	6,613,347	3,428	(135,225)	6,481,550

Total	$13,687,909	$28,275	$(242,063)	$13,474,121

*	The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $33.2 million and $35.7 million as of March 31, 2007 and December 31, 2006.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of March 31, 2007, we did not have any securities pledged as collateral to broker-dealers which they cannot sell or repledge.

As of March 31, 2007 and December 31, 2006, we held $332.6 million and $366.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class A and Class B stock, or members with a representative serving on our Board of Directors. For additional information see Note 9.

• Other Federal Home Loan Banks’ Consolidated Obligations • The following table details our consolidated obligations of other FHLBanks by primary obligor as of March 31, 2007 and December 31, 2006.

	As of March 31, 2007				As of December 31, 2006
Other FHLBanks’ Consolidated Obligations	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Boston	$		$		$450,000	$449,419
FHLBank of Des Moines		1,879,963		1,844,131	1,879,959	1,830,756
FHLBank of San Francisco		1,145,000		1,130,442	1,895,000	1,871,671

Total		$3,024,963		$2,974,573	$4,224,959	$4,151,846

• Temporary Impairment • The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 and December 31, 2006.

	Less than 12 months		12 months or more				Total
As of March 31, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$98,883	$(23)	$		$		$98,883	$(23)
Other U.S. agency obligations	2,639	(11)					2,639	(11)
Government-sponsored enterprises				1,277,506		(23,508)	1,277,506	(23,508)
Other FHLBanks’ consolidated obligations				2,974,573		(50,390)	2,974,573	(50,390)

Subtotal	101,522	(34)		4,252,079		(73,898)	4,353,601	(73,932)

Mortgage-Backed Securities
Government-sponsored enterprises	12,453	(17)		1,547,686		(65,425)	1,560,139	(65,442)
Other	780,946	(1,290)		2,259,117		(60,904)	3,040,063	(62,194)

Subtotal	793,399	(1,307)		3,806,803		(126,329)	4,600,202	(127,636)

Total	$894,921	$(1,341)		$8,058,882		$(200,227)	$8,953,803	$(201,568)

	Less than 12 months				12 months or more		Total
As of December 31, 2006	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Government-sponsored enterprises	$		$		$2,269,882	$(33,725)	$2,269,882	$(33,725)
Other FHLBanks’ consolidated obligations					4,151,846	(73,113)	4,151,846	(73,113)

Subtotal					6,421,728	(106,838)	6,421,728	(106,838)

Mortgage-Backed Securities
Government-sponsored enterprises					1,601,347	(71,052)	1,601,347	(71,052)
Other		318,767		(3,454)	2,432,972	(60,719)	2,751,739	(64,173)

Subtotal		318,767		(3,454)	4,034,319	(131,771)	4,353,086	(135,225)

Total		$318,767		$(3,454)	$10,456,047	$(238,609)	$10,774,814	$(242,063)

The gross unrealized losses on the held-to-maturity portfolio as of March 31, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates and not to underlying credit concerns relating to issuers. As March 31, 2007, 161 of our investment positions had gross unrealized losses totaling $201.6 million, with the total estimated fair value of these positions being approximately 97.8% of their carrying value. Of these 161 positions, 129 positions had gross unrealized losses for at least 12 months or more. As of December 31, 2006, 149 of our investment positions had gross unrealized losses totaling $242.1 million, with the total estimated fair value of these positions being approximately 97.8% of their carrying value. Of these 149 positions, 139 positions had gross unrealized losses for at least 12 months or more.

We reviewed our investment security holdings as of March 31, 2007 and December 31, 2006, and determined that all unrealized losses reflected above were temporary, based in part on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

• Redemption Terms • The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity as of March 31, 2007 and December 31, 2006 are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2007		As of December 31, 2006
Term to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities, excluding Other
FHLBanks’ Consolidated Obligations
Due in one year or less	$915,857	$910,810	$1,817,899	$1,805,823
Due after one year through five years	652,925	640,212	576,466	557,000
Due after five years through 10 years	301,449	319,406	388,332	410,035
Due after 10 years	61,434	62,056	66,906	67,867

Subtotal	1,931,665	1,932,484	2,849,603	2,840,725

Other FHLBanks’ Consolidated Obligations
Due in one year or less	500,000	497,276	1,700,000	1,691,215
Due after one year through five years	2,524,963	2,477,297	2,524,959	2,460,631

Subtotal	3,024,963	2,974,573	4,224,959	4,151,846

Mortgage-Backed Securities
Due after one year through five years	1,900	1,929	2,120	2,161
Due after five years through 10 years	36,221	36,108	29,267	28,927
Due after 10 years	6,652,480	6,529,894	6,581,960	6,450,462

Subtotal	6,690,601	6,567,931	6,613,347	6,481,550

Total	$11,647,229	$11,474,988	$13,687,909	$13,474,121

• Losses on the Sale of Held-to-Maturity Securities • We recorded net realized losses of $2.4 million and $6.5 million on sales of held-to-maturity securities during the three months ended March 31, 2007 and the year ended December 31, 2006. The proceeds received of $747.6 million and $1.0 billion on the sales of held-to-maturity securities in the first three months of 2007 and in 2006 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3. Advances

For accounting policies and additional information concerning advances, see Note 7 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Redemption Terms • We had advances outstanding, including Affordable Housing Program, or AHP, advances, at interest rates ranging from 1.78% to 8.62% as of March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted average interest rate of our advances by term to maturity.

	As of March 31, 2007		As of December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$14,780,125	5.24	$16,139,522	5.24
Due in one year through two years	4,969,985	5.20	6,425,043	5.21
Due in two years through three years	1,509,486	4.84	1,238,398	4.63
Due in three years through four years	795,645	5.10	902,522	5.09
Due in four years through five years	1,077,415	4.87	782,108	4.97
Thereafter	2,536,176	4.63	2,499,226	4.62

Total par value	$25,668,832	5.13	$27,986,819	5.14

Overdrawn demand deposit accounts			2,361
Discount on advances	(6,433)		(6,708)
Commitment fees	(1,004)		(1,020)
Discount on AHP advances	(269)		(285)
Derivatives hedging adjustments	(8,302)		(20,173)

Total	$25,652,824		$27,960,994

Generally, advances may only be prepaid by the member paying us a prepayment fee that makes us financially indifferent to the prepayment. Prepayment fees received in connection with the restructure of an existing advance are included in “discounts on advances.” We offer callable advances to members, which the member may prepay on certain call dates without incurring prepayment or termination fees. As of March 31, 2007 and December 31, 2006, we had no callable advances outstanding. We also make putable advances in which we have a right to terminate the advance at our discretion. We had putable advances outstanding of $3.4 billion and $3.2 billion as of March 31, 2007 and December 31, 2006.

• Concentration Risk • Our credit risk from advances is concentrated among commercial banks and savings institutions. As of March 31, 2007 and December 31, 2006, we had advances of $13.9 billion and $15.9 billion outstanding to two member institutions, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., representing 54.2% and 56.8% of total advances outstanding as of those dates. The income from advances to these member institutions totaled $196.7 million and $121.6 million for the three months ended March 31, 2007 and 2006. We held sufficient collateral to cover the advances to these institutions, and, as a result, we do not expect to incur any credit losses on these advances. These same two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class A and Class B stock as of March 31, 2007 and December 31, 2006. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of March 31, 2007 and December 31, 2006.

• Interest-Rate Payment Terms • The following table summarizes advances by interest-rate payment terms.

Interest-Rate Payment Terms	As of March 31, 2007	As of December 31, 2006
(in thousands)
Fixed-rate	$10,851,468	$15,663,821
Variable-rate	14,537,364	12,182,998
Floating-to-fixed convertible	280,000	140,000

Total par value	$25,668,832	$27,986,819

Note 4. Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 10 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

As of March 31, 2007 and December 31, 2006, 88.9% and 88.8% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class A and Class B stock as of March 31, 2007 and December 31, 2006. For more information, see Note 9.

The following table summarizes information on mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio	As of March 31, 2007	As of December 31, 2006
(in thousands)
Fixed, medium-term*, single-family mortgage loans	$999,849	$1,041,407
Fixed, long-term, single-family mortgage loans	5,160,619	5,295,225

Total loan principal	6,160,468	6,336,632
Unamortized premiums	69,591	73,110
Unamortized discounts	(41,814)	(43,094)

Total	$6,188,245	$6,366,648

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of March 31, 2007 and December 31, 2006 was comprised of government-insured mortgage loans totaling $276.3 million and $292.1 million and conventional mortgage loans totaling $5.9 billion and $6.0 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of March 31, 2007 and December 31, 2006.

As of March 31, 2007, we had $40.2 million of mortgage loans delinquent 90 days or more, compared to $42.8 million as of December 31, 2006, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of March 31, 2007 and December 31, 2006, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the LRA and SMI, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of March 31, 2007 and December 31, 2006, the Seattle Bank had 14 and 11 mortgage loans totaling $2.2 million and $1.8 million in foreclosure. As of March 31, 2007 and December 31, 2006, the Seattle Bank’s other assets included $315,000 and $147,000 of real estate owned resulting from foreclosure of two and one mortgage loans held by the Seattle Bank. The real estate, which is carried at the lower of market, less estimated selling costs, or carrying value, is currently being evaluated for disposal.

Note 5. Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations, see Note 13 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Interest-Rate Payment Terms • The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms.

Consolidated Obligation Bonds Interest-Rate Payment Terms	As of March 31, 2007	As of December 31, 2006
(in thousands)
Fixed-rate	$46,823,445	$46,756,090
Step-up	40,000	235,000
Variable-rate bonds	1,080,000	1,230,000

Total par value	$47,943,445	$48,221,090

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds outstanding by term to maturity.

	As of March 31, 2007		As of December 31, 2006
Consolidated Obligation Bonds Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$17,753,145	4.78	$20,272,290	4.87
Due after one year through two years	9,617,050	4.47	9,586,050	4.38
Due after two years through three years	6,195,520	5.01	5,206,520	4.87
Due after three years through four years	2,869,285	4.82	2,453,300	4.63
Due after four years through five years	2,477,380	5.29	1,586,865	5.14
Thereafter	9,031,065	5.37	9,116,065	5.37

Total par value	47,943,445	4.89	48,221,090	4.87
Premiums	25,471		27,641
Discounts	(80,025)		(74,809)
Derivatives hedging adjustments	(98,382)		(133,207)

Total	$47,790,509		$48,040,715

The amounts in the table above include consolidated obligation bonds obtained through transfers of $1.4 billion par value from the FHLBank of Chicago and $50.0 million par value from the FHLBank of Pittsburgh, which transfers included $32.1 million of associated original bond discount for both March 31, 2007 and December 31, 2006.

Consolidated obligation bonds outstanding as of March 31, 2007 and December 31, 2006, include callable bonds, which we may prepay on certain call dates without incurring prepayment or termination fees, totaling $25.4 billion and $24.5 billion. We continue to classify our debt as callable after the last call date has passed. Simultaneous with such a debt issue, we may also enter into an interest-rate exchange agreement (in which we pay variable and receive fixed cash flows) with a call feature that mirrors the option embedded in the debt (e.g., a sold callable swap). The combined sold callable swap and callable debt allows us to provide members with more economically priced, variable interest-rate funding.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms.

Consolidated Obligation Bonds Callable and Putable Terms	As of March 31, 2007	As of December 31, 2006
(in thousands)
Non-callable or non-putable	$22,121,230	$23,300,375
Callable	25,418,115	24,516,615
Putable	404,100	404,100

Total par value	$47,943,445	$48,221,090

The following table summarizes the par value of consolidated obligation bonds outstanding by term to maturity or next call date.

Consolidated Obligation Bonds Term to Maturity or Next Call Date	As of March 31, 2007	As of December 31, 2006
(in thousands)
Due in one year or less	$34,498,260	$35,279,905
Due after one year through two years	5,549,500	4,711,000
Due after two years through three years	2,406,520	2,704,520
Due after three years through four years	904,285	841,300
Due after four years through five years	430,380	529,865
Thereafter	4,154,500	4,154,500

Total par value	$47,943,445	$48,221,090

• Consolidated Obligation Discount Notes • Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The following table summarizes the par value, the net discounts, the concessions, the book value and the weighted average interest rate for our consolidated discount notes.

Consolidated Discount Notes Book Value & Weighted Average Interest Rate	As of March 31, 2007	As of December 31, 2006
(in thousands, except interest rates)
Par Value	$4,673,158	$1,496,508
Discounts, net	(44,277)	(643)
Concession	(56)	(4)

Book Value	$4,628,825	$1,495,861

Weighted Average Interest Rate	5.07%	4.86%

Note 6. Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Capital Requirements • As of March 31, 2007 and December 31, 2006, we were in compliance with our capital rules and requirements. In addition, for regulatory purposes mandatorily redeemable stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of March 31, 2007		As of December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$369,741	$2,313,838 *	$325,782	$2,302,616
Total capital-to-assets ratio	4.00%	4.10%	4.00%	4.30%
Total regulatory capital	2,258,973	2,314,323	2,140,590	2,302,616
Leverage ratio	5.00%	6.15%	5.00%	6.45%
Leverage capital	2,823,716	3,470,757	2,675,737	3,453,922

*	Excludes Class A stock

• Supervisory Capital Requirements • On January 11, 2007, the Finance Board terminated the agreement, which we refer to as the Written Agreement, between the Seattle Bank and the Finance Board dated as of December 10, 2004. Subsequently, on January 26, 2007, our Board authorized us to lower our minimum capital-to-assets ratio from 4.25% to 4.05%. Previous to the termination of the Written Agreement, we maintained a minimum supervisory capital-to-assets ratio of 4.25%, which was required under our business plan submitted to the Finance Board in April 2005, and accepted by the Finance Board in May 2005. We were in compliance with the applicable regulatory and supervisory capital requirements at all times during 2007 and 2006.

• Dividends • Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and on December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of March 31, 2007 and December 31, 2006, we had excess stock of $999.9 million and $902.2 million or 1.77% and 1.69% of our total assets.

To meet Finance Board conditions for the acceptance of our business plan, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision.

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006. The waiver contained dividend limitations imposed by our Board as a condition to the Finance Board’s acceptance in 2005 of our business plan. The dividend limitation identified in the waiver generally provides that dividend payments may not exceed 50.0% of year-to-date GAAP net income. The waiver allows us to pay quarterly cash dividends to our members within the following parameters:

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

These dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision to exceed the limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

Pursuant to the waiver received from the Director of the Office of Supervision, in December 2006, our Board declared a dividend of $0.10 per share on our Class B stock based upon the average amount of such stock held during the third quarter 2006. Based upon Board approval, we paid a $2.1 million cash dividend in late December 2006. In January 2007, the Board declared a cash dividend of $2.1 million, or $.10 per share, on our Class B stock based upon the average amount of such stock outstanding during the fourth quarter of 2006. The dividend was paid in February 2007. We had no Class A stock outstanding during 2006 and, therefore, no Class A dividends were declared by our Board.

• Mandatorily Redeemable Class B Stock • As of March 31, 2007 and December 31, 2006, we had $82.2 million and $69.2 million in Class B stock subject to mandatory redemption with payment subject to a five year waiting period with 20 and 16 members and former members. These amounts have been classified as “mandatorily redeemable Class B stock” in the Statements of Condition.

The following table summarizes our activity related to mandatorily redeemable Class B stock.

Mandatorily Redeemable Stock	For the Three Months Ended March 31, 2007	For the Year Ended 2006
(in thousands)
Balance, beginning of period	$69,222	$66,259
Capital stock subject to mandatory redemption reclassified from equity withdrawals	12,997	2,963

Balance, end of period	$82,219	$69,222

• Capital Concentration • Two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held 37.9% and 38.0% of our total outstanding Class A and Class B stock, including mandatorily redeemable Class A and Class B stock, as of March 31, 2007 and December 31, 2006. See Note 9 for additional information. No other member held more than 10% of our outstanding Class A and Class B stock and mandatorily redeemable Class A and Class B stock as of these dates.

Note 7. Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 16 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

For the three months ended March 31, 2007 and 2006, we recorded a $1.2 million net loss and a $1.9 million net gain on derivatives and hedging activities in other income. The $1.2 million net loss as of March 31, 2007 was comprised of a $942,000 net loss on fair value hedges and a $245,000 net loss on economic hedges. The $1.9 million net gain as of March 31, 2006 was comprised of a $1.3 million net gain on fair value hedges and a $522,000 net gain on economic hedges. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the three months ended March 31, 2007 and 2006.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of March 31, 2007 and December 31, 2006.

	As of March 31, 2007		As of December 31, 2006
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$32,702,876	$(101,408)	$31,486,621	$(120,698)
Economic	1,006,950	(375)	1,172,450	137
Interest-rate swaptions
Economic
Interest-rate caps/floors
Fair value	140,000	747	140,000	1,085
Economic	450,000	1,097	450,000	1,299

Total	$34,299,826	(99,939)	$33,249,071	(118,177)

Accrued interest		241,236		218,231

Net derivative balances		$141,297		$100,054

Derivative balances
Assets		$163,228		$146,900
Liabilities		(21,931)		(46,846)

Net derivative balances		$141,297		$100,054

The fair values of embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $272,000 in unrealized net gain related to $430.0 million in consolidated obligation bonds outstanding as of March 31, 2007. This compares to $193,000 in unrealized net loss related to $530.0 million in consolidated obligation bonds outstanding as of December 31, 2006.

Note 8. Estimated Fair Value

For accounting policies and additional information concerning estimated fair values, see Note 17 in our 2006 Audited Financials and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

• Fair Value Summary Table • The following tables summarize the carrying value and estimated fair values of our financial instruments as of March 31, 2007 and December 31, 2006.

As of March 31, 2007	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,604	$		$1,604
Interest-bearing deposits	2,873,000		92	2,873,092
Securities purchased under agreement to resell	500,000			500,000
Federal funds sold	9,168,000		(220)	9,167,780
Held-to-maturity securities	11,647,229		(172,241)	11,474,988
Advances	25,652,824		52,393	25,705,217
Mortgage loans held for portfolio	6,188,245		(183,895)	6,004,350
Accrued interest receivable	248,349			248,349
Derivative assets	163,228			163,228

Total Financial Assets	$56,442,479			$56,138,608

Financial Liabilities
Deposits	$(1,075,877)		12	$(1,075,865)
Consolidated obligations:
Discount notes	(4,628,825)		1,270	(4,627,555)
Bonds	(47,790,509)		15,408	(47,775,101)
Mandatorily redeemable Class B stock	(82,219)			(82,219)
Accrued interest payable	(587,994)			(587,994)
Derivative liabilities	(21,931)			(21,931)

Total Financial Liabilities	$(54,187,355)			$(54,170,665)

Other
Commitments to extend credit for advances	$(1,004)			$(1,004)
Commitments to issue consolidated obligation bonds			169	169

As of December 31, 2006	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,119	$		$1,119
Interest-bearing deposits	2,165,000		(35)	2,164,965
Federal funds sold	2,832,000		(12)	2,831,988
Held-to-maturity securities	13,687,909		(213,788)	13,474,121
Advances	27,960,994		41,687	28,002,681
Mortgage loans held for portfolio	6,366,648		(195,971)	6,170,677
Accrued interest receivable	323,342			323,342
Derivative assets	146,900			146,900

Total Financial Assets	$53,483,912			$53,115,793

Financial Liabilities
Deposits	$(1,003,960)		12	$(1,003,948)
Consolidated obligations:
Discount notes	(1,495,861)		541	(1,495,320)
Bonds	(48,040,715)		122,595	(47,918,120)
Subordinated notes	(69,222)			(69,222)
Mandatorily redeemable Class B stock	(567,585)			(567,585)
Accrued interest payable	(46,846)			(46,846)
Derivative liabilities	(59,252)			(59,252)

Total Financial Liabilities	$(51,283,441)			$(51,160,293)

Other
Commitments to extend credit for advances	$(1,020)			$(1,020)
Commitments to issue consolidated obligation bonds			296	296

Note 9. Transactions with Related Parties and other FHLBanks

• Transactions with Members • We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. In addition, certain former members that have outstanding transactions with us, such as advances, are also required to maintain their investment in our capital stock until the transactions mature or are paid off and the capital stock is redeemed. Virtually all our advances are issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. Such transactions with members are entered into in the normal course of business. In instances where a member also has an officer or director who is a director of the Seattle Bank, transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board. For purposes of these financial statements, we define related parties as those members with Class A and Class B stock outstanding in excess of 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class A and Class B stock.

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

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates and former members and their affiliates as of March 31, 2007 and December 31, 2006.

Outstanding Transactions	As of March 31, 2007	As of December 31, 2006
(in thousands)
Assets
Cash	$306	$356
Interest-bearing deposits
Federal funds sold	863,000
Held-to-maturity securities	1,708,106	1,712,166
Advances*	25,581,289	27,907,730
Mortgage loans held for portfolio	6,182,383	6,361,091
Accrued interest receivable	182,360	208,659
Derivative assets	74,312	66,346

Total Assets	$34,591,756	$36,256,348

Liabilities
Deposits	$1,053,161	$985,000
Mandatorily redeemable Class B stock	67,978	59,269
Derivative liabilities	299	116

Total liabilities	$1,121,438	$1,044,385

Other
Notional amount of derivatives	$11,458,314	$10,154,274
Letters of credit	140,742	135,627
* Includes the effect of associated derivatives with members or their affiliates.

For the Three Months Ended March 31,	2007	2006
(in thousands)
Interest Income
Advances*	$353,601	$249,761
Prepayment fees on advances	1,143	344
Interest-bearing deposits		2,662
Federal funds sold	5,989	5,057
Held-to-maturity securities	25,341	18,898
Mortgage loans held for portfolio	80,260	93,760

Total interest income	466,334	370,482

Interest Expense
Deposits	10,040	7,690
Consolidated obligations*	3,449	925
Mandatorily redeemable Class B stock	76

Total interest expense	13,565	8,615

Net Interest Income	$452,769	$361,867

Other (Loss) Income
Service fees	$404	$457
Net (loss) gain on derivatives and hedging activities	(3,367)	458
Other (loss) income	(25)	46

Total other (loss) income	$(2,988)	$961

* Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Certain Members • The following tables set forth information at the dates and for the periods indicated with respect to the Seattle Bank’s transactions with:

•	members and former members holding more than 10% of the outstanding shares of our capital stock at each respective period end;

•	members or former members with a representative serving on our Board of Directors at any time during the respective dates or during the respective periods; and

•	affiliates of the foregoing members or former members.

Transactions with Certain Members	As of March 31, 2007	As of December 31, 2006

(in thousands)
Assets
Cash	$306	$356
Federal funds sold	280,000
Held-to-maturity securities	332,635	366,799
Advances*	16,591,119	18,923,425
Mortgage loans held for portfolio	5,610,643	5,770,420
Accrued interest receivable	133,297	163,115
Derivative assets	20,835	12,106

Total Assets	$22,968,835	$25,236,221

Liabilities
Deposits	16,745	33,412

Total liabilities	$16,745	$33,412

Other
Notional amount of derivatives	$2,158,150	$808,650
Letters of credit	6,679	10,594

*	Includes the effect of associated derivatives with members or their affiliates

For the Three Months Ended March 31,	2007	2006
(in thousands)
Interest Income
Advances*	$232,628	$152,662
Prepayment fees on advances
Federal funds sold	2,934	3,422
Held to maturity securities	5,278	5,736
Mortgage loans held for portfolio	72,932	85,122

Total interest income	313,772	246,942

Interest Expense
Deposits	285	195
Consolidated obligations*	101	232

Total interest expense	386	427

Net Interest Income	$313,386	$246,515

Other Income (Loss)
Net gain on derivatives and hedging activities	$(1,525)	$54
Other income	4	(10)

Total other income (loss)	$(1,521)	$44

*	Includes the effect of associated derivatives with members or their affiliates

• Transactions with Other FHLBanks • Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers from other FHLBanks, see Note 5.

Note 10. Commitments and Contingencies

For accounting policies and additional information concerning commitments and contingencies, see Note 18 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of March 31, 2007 and December 31, 2006. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were approximately $948.0 billion and $947.3 billion as of March 31, 2007 and December 31, 2006.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2007 or in the year ended December 31, 2006.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $39.6 million and $46.2 million, as of March 31, 2007 and December 31, 2006. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $140.7 million and $135.6 million as of March 31, 2007 and December 31, 2006 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2008. Total commitments for bond purchases were $68.9 million as of March 31, 2007 and December 31, 2006.

As of March 31, 2007 and December 31, 2006, there were no investments that had been traded but not settled. We entered into agreements to issue $767.6 million and $850.0 million par value of consolidated obligation bonds as of March 31, 2007 and December 31, 2006. We had no agreements outstanding to issue consolidated obligation discount notes as of March 31, 2007 and December 31, 2006.

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

Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty that may cause actual results to differ materially from those we currently anticipate. Consequently, there is no assurance that the expected events and developments will occur. See “Part I. Item 1A. Risk Factors” of our 2006 annual report on Form 10-K and “Part II. Item 1A. Risk Factors,” of this report, for additional information on risks and uncertainties.

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	a significant change in interest rates;

•	withdrawal of one or more large members or significant decreases in business from those members, or consolidation among our members;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments, or our failure to effectively hedge these instruments;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

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

As a result of our 2004 Finance Board examination, we entered into an agreement with the Finance Board in December 2004, which we refer to as the Written Agreement. The Written Agreement required us to develop a three-year business and capital management plan, which we refer to as our business plan, and submit it to the Finance Board’s Office of Supervision, and imposed certain other requirements and limitations. In May 2005, the Finance Board accepted our business plan, subject to our adoption of certain dividend and stock repurchase restrictions. See “—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” for more information. On January 11, 2007, due to, among other things, our successful progress on the implementation of our business plan, the Finance Board terminated the Written Agreement.

To implement the business plan, we have undertaken significant changes to our business, operations, and capital policies, including refocusing our strategic direction and marketing efforts on advances, beginning our exit from the Mortgage Purchase Program, or MPP, and substantially reducing our operating expenses, primarily through reductions in staff and facilities costs. To lead the Seattle Bank in refocusing our business, our Board of Directors, or Board, appointed James E. Gilleran as our president and chief executive officer effective June 2005, appointed Richard M. Riccobono as our executive vice president, chief operating officer effective August 2005, and appointed Mark R. Szczepaniak as our chief financial officer effective July 2005. In February 2007, Mr. Gilleran announced his resignation effective April 30, 2007, and the Board appointed Mr. Riccobono as our president and chief executive officer effective May 1, 2007.

Recent Developments

In April 2007, the Finance Board appointed Les AuCoin, Frederick C. Kiga, Michael W. McGowan, and Cynthia A. Parker to the Board effective April 24, 2007. Mr. McGowan and Mr. AuCoin were appointed to fill the remainder of three-year terms that began on January 1, 2006. Ms. Parker and Mr. Kiga were appointed to fill the remainder of three-year terms that began on January 1, 2007. The Finance Board has yet to make appointments for the two remaining director positions on the Board.

On April 26, 2007, the Board declared a $1.29 per share dividend on average Class A stock outstanding during the first quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the quarter of 2007. The dividend will be paid prior to the end of the second quarter.

Quarterly Summary

This discussion and analysis reviews our financial condition as of March 31, 2007 and December 31, 2006 and our results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our 2006 annual report on Form 10-K, including our audited financial statements and related notes for the year ended December 31, 2006, or 2006 Audited Financials, and “Item I. Financial Statements” in this report.

As of March 31, 2007, we had total assets of $56.5 billion, total deposits of $1.1 billion, and retained earnings of $100.8 million, compared to total assets of $53.5 billion, total deposits of $1.0 billion, and retained earnings of $92.4 million as of December 31, 2006. The increase in assets primarily resulted from reducing our capital-to-assets ratio to a target of 4.10% during the first quarter 2007 from a target of 4.30% during 2006, in order to more fully use our capital and increase net interest income.

The Seattle Bank’s net income increased by $2.6 million, to $10.6 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase in net income for the three-month period was primarily due to an increase in net interest income resulting from increased advance business and from reinvesting proceeds from maturing low-yielding investments in the consolidated obligations of other FHLBanks into higher-yielding investments such as federal funds.

Our financial condition as of March 31, 2007 and operating results for the three months ended March 31, 2007 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2007 or any future dates or periods.

We expect to increase our advance balance and our interest income from advances through additional advance product offerings, continued use of differential pricing, and through our members making use of certain changes to our Capital Plan that were adopted to encourage increased advance activity. Advance balances will vary from time to time as a result of changes in member demand, changes in market conditions, and other factors. For example, our advance balance declined by $2.3 billion as of March 31, 2007 from December 31, 2006, primarily as a result of a reduction in advances from one of our largest members. As a result of our advance balance declining and a change in our target capital-to-assets ratio to 4.10% from 4.30%, our short-term investments increased significantly over the three months ended March 31, 2007 in order to fully use our capital and maintain liquidity for future advance growth. The balance of our mortgage loans held for portfolio will continue to decrease, largely through principal repayments. Assuming future growth in our advances and a substantially unchanged interest-rate environment, we anticipate continued improvement in net income and further decreases in our unrealized market value losses for the remainder of 2007 and later years.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated:

Selected Financial Data	March 31, 2007	December 31, 2006	September 30, 2006		June 30, 2006		March 31, 2006
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$56,474	$53,515		$53,491		$53,189		$53,376
Cash and investments (1)	24,190	18,686		19,423		19,143		24,199
Advances	25,653	27,961		27,156		26,936		21,924
Mortgage loans held for portfolio	6,188	6,367		6,557		6,774		7,003
Deposits and other borrowings	1,076	1,004		876		890		1,101
Primary obligations on consolidated obligations	52,419	49,537		49,657		49,388		49,143
Affordable Housing Program (AHP)	21	23		24		26		28
Payable to Resolution Funding
Corporation (REFCORP)	3	2		2		1		2
Class A capital stock	485
Class B(1) / B(2) - putable or capital stock - putable	2,131	2,141		2,136		2,135		2,131
Total capital	2,230	2,232		2,225		2,214		2,208
Statements of Income (for the three-month period ending)

Interest income	$691	$670		$664		$619		$580

Net interest income	28	21		22		14		20

Other income (loss)	(3)	—				1		2

Other expense	11	12		10		11		12

Income before AHP and REFCORP assessments	14	9		12		3		11

AHP and REFCORP assessments	4	2		3		1		3

Net income	11	7		9		2		8

Dividends (for the three-month period ending)

Dividends paid in cash	$2	$2	$		$		$

Annualized dividend rate	0.40%	0.10%		n/a		n/a		n/a

Dividend payout ratio	20.20%	34.60%		n/a		n/a		n/a
Financial Statistics (for the three-month period ending)
Return on average equity	1.93%	1.10%		1.63%		0.45%		1.47%
Return on average assets	0.08	0.05		0.07		0.02		0.06
Equity-to-assets ratio (2)	4.17	4.30		4.30		4.30		4.30
Total capital-assets ratio (3)	4.10	4.30		4.29		4.29		4.26
Net interest margin (4)	0.21	0.16		0.17		0.10		0.16

(1)	Investments include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Equity-to-assets ratio is average capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total average assets.

(3)	Total capital-to-assets ratio is capital stock, including mandatorily redeemable stock plus retained earnings, divided by the total assets at the end of the period.

(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The composition of our assets changed during the first quarter of 2007 from year-end 2006, primarily due to the maturity and non-renewal of $3.0 billion in advances from one of our largest members and our subsequent reinvestment of the funds into short-term investments and the lowering of our capital-to-assets ratio to a target of 4.10% from a target of 4.30% in order to more fully use our capital to earn interest income while maintaining liquidity to fund advances.

As part of the business plan, we began to exit the MPP in 2005 and have refocused our business on advances. During 2006, we increased our advances by $6.5 billion, to $28.0 billion, or 30.4%, from December 31, 2005. During the first quarter of 2007, advance balances declined by $2.3 billion to $25.7 billion, primarily as a result of a $3.0 billion maturity and non-renewal of advances from one of our largest members. We seek to continue to increase our advances by offering additional advance products, using differential pricing, offering the purchase of Class A stock with a six-month redemption period, and, for a limited time, permitting the use of an excess stock pool to support additional advances. Over time, we expect our advances to increase, our mortgage loan portfolio to decrease as mortgage loans are paid off, and our investments to decrease as a percentage of our total assets, although these balances will vary from time to time as a result of changes in member demand, changes in market conditions, and other factors.

The following table summarizes our total assets by major asset classes, as of the dates indicated.

Major Asset Classes as a Percentage of Total Assets	As of March 31, 2007	As of December 31, 2006
Advances	45.4%	52.2%
Investments	42.8	34.9
Mortgage loans held for portfolio	11.0	11.9
Other assets	0.8	1.0

Total	100.0%	100.0%

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. We also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products, such as advances. Restrictions on our ability to repurchase our Class B stock prior to the end of the five-year redemption period and limitations on our ability to pay dividends on our capital stock have reduced our members’ willingness to purchase our stock and, therefore, have limited the amount of capital we receive from the issuance of stock.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of March 31, 2007, we had net unrealized market value losses of $287.0 million. Because of these net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was 87.2% as of March 31, 2007. Our net unrealized market value losses increased from $245.0 million reported as of December 31, 2006, largely due to a decrease in the unrealized market value gains of our consolidated obligations. We measure the market value of our equity as the present value of the expected net cash flows from all our existing assets, liabilities, and commitments. Our calculation of market values involves estimates of the market value of our assets, liabilities, and commitments, which may add imprecision into any unrealized market-value gains or losses that we report.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by $2.3 billion, to $25.7 billion, as of March 31, 2007, compared to December 31, 2006. This decrease was primarily the result of the maturity and non-renewal of $3.0 billion in advances of one of our largest members. For the three months ended March 31, 2007, new advances totaled $18.3 billion, while maturing advances totaled $20.6 billion. This level of activity was lower than that of the same period of 2006, when new advances totaled $22.1 billion and maturing advances totaled $21.6 billion, primarily due to lower new advance activity with one of our largest members.

As of March 31, 2007, five members held 68.8% of our outstanding advances compared to 69.5% as of December 31, 2006. Two of these members, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., had advances totaling 54.2% of the par value of our outstanding advances as of March 31, 2007 (Bank of America Oregon, N.A. with 41.3% and Washington Mutual Bank, F.S.B., with 12.9%) compared to those members holding 56.8% as of December 31, 2006 (Bank of America Oregon, N.A. with 36.0% and Washington Mutual Bank, F.S.B. with 20.8%). No other borrower held over 10% of our outstanding advances as of March 31, 2007 or December 31, 2006. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. As we refocus our business on our advances, we expect that the concentration of advances with our largest borrowers will remain significant for at least the remainder of 2007 and several years beyond.

As of March 31, 2007, 57.6% of the par value of our advance portfolio had a remaining term to maturity of one year or less, compared to 57.7% as of December 31, 2006. The total weighted-average interest rate on our advance portfolio as of March 31, 2007 and December 31, 2006, was 5.13% and 5.14%, reflecting the lack of movement of interest rates during the first quarter of 2007. For additional information on advances see Note 7 in the notes to the 2006 Audited Financials and Note 3 in “Item 1. Financial Statements” in this report.

The following table summarizes the par value of our advance portfolio by interest-rate payment terms, as of the dates indicated.

Advance Portfolio by Interest-Rate Payment Terms	As of March 31, 2007	As of December 31, 2006
Fixed-interest rate	42.3%	56.0%
Variable-interest rate	56.6	43.5
Floating-to-fixed convertible	1.1	0.5

Total	100.0%	100.0%

The percentage of variable interest-rate advances as a portion of our total advance balance as of March 31, 2007 increased to 56.6%, compared to 43.5% as of December 31, 2006, primarily due to the first quarter decrease in fixed interest-rate advances held by one of our largest members.

Member Demand for Advances. Many factors affect the demand for advances, including changes in interest rates and changes in member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. The Seattle Bank’s pricing alternatives include: differential pricing, through which a member can obtain lower advance rates on large transactions, as set within parameters established by our asset and liability management committee under authority delegated by our chief executive officer and overseen by our Board; advance window daily market pricing; and auction funding, through which borrowers can generally save five basis-points or more, but which is offered only two times per week. Excluding cash management advances, for the three months ended March 31, 2007, the amount of differentially priced advances accounted for 72.4% of new advances, compared to 79.5% for the year ended December 31, 2006. Excluding cash management advances, the amount of window advances and auction-priced advances accounted for 12.9% and 14.7% of the advances made for the three months ended March 31, 2007, compared to 10.0% and 10.5% of advances made for 2006.

We believe that the use of differential pricing gives us greater flexibility to compete with regard to rates for more advance business. This means that rates on advances may be lower for some members than for others in order to be competitive with lower rates available to those members that have alternative funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower rates than our smaller members. We believe that the use of differential pricing has increased our advance balance since 2005 and will continue to do so in the future, and that the increased volume compensates us for any reduction in overall yield due to differential pricing.

The demand for advances may be affected by the manner in which we may pay dividends on the stock our members are required to purchase in connection with such advances and any applicable restrictions on their ability to have that stock redeemed or repurchased by us. In the first quarter of 2007 and in 2006, demand for advances, particularly those that required new stock purchases, was limited as a result of our action in May 2005 to suspend the declaration or payment of dividends and to suspend the repurchase of Class B stock prior to the end of the statutory five-year redemption period, without prior approval of the Director of the Office of Supervision in each case. On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, allowing us to resume declaring and paying quarterly dividends beginning in the fourth quarter of 2006, subject to certain limitations. In December 2006, we paid a cash dividend based on the average Class B stock balance outstanding during the third quarter of 2006, and in January 2007, we paid a cash dividend based on the average Class B stock balance outstanding during the fourth quarter of 2006. We believe that our resumption of dividend payments may contribute to increased advances, particularly those that may require new stock purchases.

In October 2006, the Finance Board approved amendments to our Capital Plan as proposed by our Board, which went into effect in December 2006. Our Board approved the amendments with the expectation that they would encourage new borrowing by members of the Seattle Bank and simplify the terms and provisions of the Capital Plan. Key amendments to the Capital Plan included the creation of an excess stock pool that allows a member, for new or renewing advance activity, to satisfy its total stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock, and the creation of a Class A stock with terms consistent with the Capital Plan. We believe that the creation of the excess stock pool and a Class A stock will contribute to the continued growth of our advance portfolio, notwithstanding the current restrictions relating to our repurchase of Class B stock and limitations on the payment of dividends, because members will have greater borrowing and investment flexibility. As of March 31, 2007, 4.2% of our members were using stock from the excess stock pool to support $2.4 billion in additional advances. One consequence of this change, however, is that our capital will not increase as a result of the increase in advances supported by the excess stock pool. Because our Board has determined that we must currently maintain a minimum capital-to-assets ratio of 4.05%, this lack of growth in capital could constrain the growth of our advances from time to time. See “—Capital Resources and Liquidity – Capital Resources,” for additional information regarding the amendments to the Capital Plan and related limitations and restrictions that may affect member demand for advances.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2007 we had advances of $13.9 billion outstanding to two members, which represented 54.2% of our total advances outstanding, compared to $15.9 billion, representing 56.8%, as of December 31, 2006. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

As of March 31, 2007, we had an outstanding advance of $7.4 million to one borrower that we classified as substandard. This advance is fully collateralized with rights to proceeds from mortgage loans. Because the borrower continues to pay according to contractual requirements, and because of our collateral position, we continue to accrue interest and do not expect to incur any credit losses on this advance.

In December 2006, the Board approved the use of first lien, owner-occupied single family residential properties with FICO scores of 660 or less, as collateral for advances. To qualify as collateral, both the borrower and the loans must undergo collateral reviews and meet certain eligibility standards as set by the Board. The collateral reviews include testing for compliance with the Seattle Bank’s responsible lending policy.

Investments

We maintain a portfolio of short-term investments and a portfolio of long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations. During 2006, we significantly reduced our short-term investments as our advance balance continued to increase. In the first quarter of 2007 as our advance balance declined as described above, we increased our short-term investments in order to more fully use our capital and provide liquidity to fund advances while staying within our Board-approved minimum capital-to-assets ratio of 4.05%, which was approved in January 2007. Over time, we expect investments to decline as a percentage of our total assets as our advance balance increases.

The following table summarizes our investments, both short- and long-term, as of the dates indicated.

Short- and Long-Term Investments	As of March 31, 2007	As of December 31, 2006
(in thousands)
Short-Term Investments
Federal funds sold	$9,168,000	$2,832,000
Interest-bearing deposits	2,873,000	2,165,000
Securities purchased under agreements to resell	500,000
Commercial paper	98,906

Total short-term investments	$12,639,906	$4,997,000

Long-Term Investments
Consolidated obligations of other FHLBanks	3,024,963	4,224,959
Mortgage-backed securities	6,690,601	6,613,347
Other U.S. agency obligations	133,261	146,298
Government-sponsored enterprise obligations	1,688,735	2,691,238
State or local housing agency obligations	10,763	12,067

Total long-term investments	$11,548,323	$13,687,909

During the three months ended March 31, 2007, our balance of short-term investments increased by $7.6 billion, primarily as a result of reductions in our advances and long-term investment portfolio balances and from changing our targeted capital-to-assets ratio from 4.30% to 4.10% as part of our strategy of to more fully use our capital while staying within our Board-approved minimum capital-to-assets ratio of 4.05%. Going forward, we expect to continue to manage our business to a capital-to-assets ratio of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary from our target. We expect over time that as our advance balance increases, our short-term investments, primarily federal funds, will decline as a percentage of our total assets.

As of March 31, 2007 and December 31, 2006, we held $8.1 billion and $10.5 billion, in held-to-maturity investments with unrealized losses of $200.2 million and $238.6 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of March 31, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates and were not related to underlying credit concerns relating to the investments. Based on the creditworthiness of the issuers and underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 2 in “Item 1. Financial Statements” in this report for tables summarizing the held-to-maturity securities with unrealized losses as of March 31, 2007 and December 31, 2006.

Consolidated Obligations of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligation bonds of $3.0 billion as of March 31, 2007 represented a decrease of $1.2 billion from our investment in such bonds as of December 31, 2006. The decrease was primarily due to sales and maturities of certain of our consolidated obligation bonds. During the first quarter of 2007, we sold $750.0 million of our low-yielding consolidated obligation bonds that were within three months of maturity and realized $2.4 million in losses on those sales. Under U.S. GAAP, securities that are within 90 days of maturity or have substantially equal installment payments and that have been paid down to less than 15% of their original balances may be sold without calling into question the classification of other securities as “held-to-maturity.” In a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter.

Mortgage-Backed Securities. Our investment in mortgage-backed securities increased by $77.3 million to $6.7 billion as of March 31, 2007 from December 31, 2006, reflecting our strategy to fully use our capital to earn interest income while staying within the Finance Board’s maximum limit regarding investment in these higher-yielding securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Our investment in mortgage-backed securities represented 289.2% and 287.2%, of our regulatory capital as of March 31, 2007, and December 31, 2006. Our investment in mortgage-backed securities as of March 31, 2007 and December 31, 2006, included $980.2 million and $1.0 billion in Federal Home Loan Mortgage Corporation, or Freddie Mac, mortgage-backed securities and $732.3 million and $758.1 million of investments in Federal National Mortgage Association, or Fannie Mae, mortgage-backed securities. The remaining investment in mortgage-backed securities is rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s Investor Services, or Moody’s, and Standard & Poor’s.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investment in other U.S. agency obligations declined by $13.0 million to $133.3 million during the three months ended March 31, 2007, primarily due to principal repayments from maturing securities.

Government-Sponsored Enterprises (GSEs). Our held-to-maturity investments in GSEs, excluding our investments in consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $407.4 million and $908.5 million and Freddie Mac securities totaled $982.5 million and $1.5 billion, as of March 31, 2007, and December 31, 2006. These securities represented 5.8% and 12.8% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.9 billion and $6.0 billion in conventional mortgage loans and $276.3 million and $292.1 million in government-insured mortgage loans as of March 31, 2007 and December 31, 2006. The decrease during the three months ended March 31, 2007 was due to our receipt of $176.0 million in principal payments. As a result of our decision to exit the MPP, we ceased entering into new master commitment contracts in 2005 and have terminated all open contracts.

As of March 31, 2007, 88.9% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio, as of the dates indicated.

Mortgage Loan Portfolio Activity	As of March 31, 2007	As of December 31, 2006
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$6,336,632	$7,182,542
Mortgage loans transferred to real estate owned	(170)	(373)
Maturities and principal amount received	(175,994)	(845,537)

Mortgage loan par balance at period end	6,160,468	6,336,632

Mortgage loan net premium balance at beginning of the year	30,016	33,065
Net premium recovery from repurchases	(3)	(92)
Net premium amortization	(2,236)	(2,957)

Mortgage loan net premium balance at period end	27,777	30,016

Total mortgage loans held for portfolio	$6,188,245	$6,366,648

Premium balance as a percent of mortgage loan par amounts	0.45%	0.47%
Average FICO score* at origination	745	745
Average loan-to-value ratio at origination	64.79%	64.81%

*	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of March 31, 2007 and December 31, 2006, we held derivative assets, including associated accrued interest receivable and payable, of $163.2 million and $146.9 million and derivative liabilities of $21.9 million and $46.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements in the three months ended March 31, 2007. The differentials between accruals of interest receivable and interest payable on derivatives are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings.

The notional amount of interest–rate exchange agreements increased by $1.1 billion, to $34.3 billion, as of March 31, 2007, compared to December 31, 2006. These increases were primarily related to our increased use of interest-rate exchange agreements to lower our cost of funds and reduce our interest-rate risk. Notional amounts are used to calculate the periodic amounts to be received and paid under interest-rate exchange agreements and generally do not represent actual amounts to be exchanged or directly reflect our exposure to credit risk. Notional amounts are not recorded as assets or liabilities in our Statements of Condition. For additional information, see “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf for which we are the primary obligor. As of December 31, 2006, Standard and Poor’s outlook for the Seattle Bank was negative and Moody’s outlook was stable. In January 2007, Standard and Poor’s revised its outlook to stable.

Consolidated Obligation Discount Notes. The balance of discount notes increased by $3.1 billion as of March 31, 2007 compared to December 31, 2006, primarily to finance short-term investments that were purchased in accordance with our strategy of managing our business to a target capital-to-assets ratio of 4.10%.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $47.9 billion and $48.2 billion as of March 31, 2007 and December 31, 2006.

Our callable debt increased by $901.5 million as of March 31, 2007, to $25.4 billion, compared to December 31, 2006, primarily due to growth in our structured funding portfolio. We use structured funding, consisting of interest-rate swapped consolidated obligation bonds which may contain option features, to reduce our funding cost and manage our liquidity. The relative increase in our use of callable debt reflects more favorable pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated discount notes. We continue to classify our debt as callable after the last call date has passed.

During the three months ended March 31, 2007, we called $6.1 billion in fixed interest-rate consolidated obligations with a weighted-average interest-rate of 5.45%, and cancelled the associated interest-rate agreements, resulting in a net gain of $327,000.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and several nonmember stockholders, retained earnings, and other comprehensive income. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 6 in “Item 1. Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources decreased $1.3 million for the three months ended March 31, 2007, from December 31, 2006. The changes during the three months ended March 31, 2007 were driven by changes in the amount of our capital stock and our retained earnings.

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

In October 2006, the Finance Board approved amendments to our Capital Plan that simplified its terms and provisions, and the amendments became effective in December 2006. Included in the amendments to the Capital Plan was the conversion of our Class B(1) stock and Class B(2) stock into a single Class B stock. As with the previous classes of Class B stock, Class B stock can be issued, redeemed, and repurchased only at par value, $100 per share. Class B stock is redeemable five years after: (1) written notice from the member; (2) consolidation or merger of a member with a nonmember; or (3) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and resolutions adopted by our Board. Historically, we have elected to repurchase stock that was subject to redemption prior to the expiration of the five-year redemption period that applies to each outstanding redemption request for Class B stock. However, as further described below, our Board has adopted limitations on our ability to repurchase Class B stock from members prior to the expiration of the five-year redemption period. As of March 31, 2007 and December 31, 2007, our Class B stock totaled $2.2 billion, with $220.5 million and $207.5 million in Class B stock redemption requests and requests to withdraw from membership. All of the Class B stock related to member withdrawals has been classified as mandatorily redeemable Class B stock in our Statements of Condition.

Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock. The Board approved the 2006 amendments to our Capital Plan with the expectation that they would encourage new borrowing by members of the Seattle Bank and simplify the terms and provisions of the Capital Plan. Other than the conversion of the two classes of Class B stock into a single class of Class B stock, the key amendments made to the Capital Plan included provisions for:

Class A Stock. Class A stock may be issued, redeemed, and repurchased only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can only be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. As of March 31, 2007 our outstanding Class A stock totaled $485,000 in par value. There was no outstanding Class A stock as of December 31, 2006.

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

Additional significant changes to our Capital Plan from the 2006 amendments include:

•

providing that dividends on Class A and Class B stock shall be set and paid as determined by the Board, on a pro rata basis as to amount and character with respect to each class (subject to the Seattle Bank’s current limitations on payment of dividends); and

•	streamlining the formulas for calculating various requirements, including a member’s total stock purchase requirement.

In actions relating to approval of the 2006 amendments to our Capital Plan, our Board resolved that the Seattle Bank would maintain a 4.00% member advance stock purchase requirement and would not repurchase Class B stock during the period the excess stock pool is in effect and would seek prior written authorization from the Director of Office of Supervision if the Seattle Bank wished to lower that requirement or repurchase Class B stock thereafter.

In May 2005, the Finance Board accepted the business plan which was initially implemented under the terms of the Written Agreement and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board adopted these policies:

•

suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made only after prior approval of the Director of the Office of Supervision, and

•

suspending indefinitely the repurchase of any Class B(1) or Class B(2) stock, except that a limited amount of Class B(2) stock repurchases may be made after prior approval of the Director of the Office of Supervision.

The Finance Board’s termination of the Written Agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Director of the Office of Supervision did grant to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. See “—Retained Earnings and Dividends” for additional information related to this waiver.

Retained Earnings and Dividends. In general, our retained earnings represent our net income after the payment of any dividends to our members. During the three months ended March 31, 2007, our net income increased to $10.6 million, compared to $8.0 million for the same period in 2006.

Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings. However, the Board has adopted a resolution limiting dividends on Class A stock to cash. Prior to the cash dividend in late December 2006, we had only declared dividends in the form of capital stock since 1986, except for immaterial cash payments relating to dividends on fractional shares of stock of a member that cannot be rounded to the nearest $100. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of March 31, 2007, the Seattle Bank had excess stock of $999.9 million, or 1.77% of total assets, and is currently prohibited from issuing stock dividends.

Pursuant to a waiver received from the Director of the Office of Supervision in December 2006 relating to payment of dividends, in January 2007, the Board declared a cash dividend of $2.1 million, or $.10 per share, on our Class B stock based upon the average amount of such stock outstanding during the fourth quarter of 2006. The dividend was paid in February 2007.

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-, credit-, and operations-risk components. As of March 31, 2007 and December 31, 2006, the target was set at $97.0 million and $102.0 million. In April 2007, the Board approved a revised mechanism, which included, among other things, a component equal to one year of operating expenses, for determining the target level of retained earnings and established a new target of $138.0 million. We reported retained earnings of $100.8 million and $92.4 million as of March 31, 2007 and December 31, 2006.

Under a Board policy adopted in December 2006, we are limited to paying dividends no greater than 50% of our current-period earnings until, among other requirements, our retained earnings target has been met. Our longer term goal is to pay members a market-based dividend, subject to applicable dividend restrictions and capital requirements. On April 26, 2007, the Board declared a $1.29 per share dividend on average Class A stock outstanding during the first quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the quarter of 2007. The dividends will be paid in May 2007.

Under the December 2006 waiver from the Director of the Office of Supervision that was requested by our Board, the Seattle Bank was given the ability to pay quarterly cash dividends to our members within the following parameters:

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

Prior to the receipt of the waiver described above, since May 2005, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision, in connection with the Finance Board approval of the initial business plan.

Statutory Capital Requirements. We are subject to three capital requirements. As of March 31, 2007 and December 31, 2006, we were in compliance with these statutory capital requirements. These requirements are as follows:

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

The following table presents our permanent capital and risk-based capital requirements as of March 31, 2007 and December 31, 2006.

Permanent and Risk-Based Capital Requirements	As of March 31, 2007	As of December 31, 2006
(in thousands)
Permanent Capital
Class B stock	$2,130,775	$2,140,997
Mandatorily redeemable Class B stock	82,219	69,222
Retained earnings	100,844	92,397

Permanent capital	$2,313,838	$2,302,616

Risk-Based Capital Requirement
Credit risk	161,318	140,870
Market risk	123,098	109,732
Operations risk	85,325	75,180

Risk-based capital requirement	$369,741	$325,782

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

The following table presents our capital-to-assets ratios as of March 31, 2007 and December 31, 2006.

Capital-to-Assets Ratios	As of March 31, 2007	As of December 31, 2006
(in thousands, except ratios)
Minimum Board-approved capital (4.05% of total assets as of March 31, 2007 and 4.25% as of December 31, 2006)	$2,287,210	$2,274,377
Total permanent capital	2,313,838	2,302,616
Capital-to-assets ratio (total capital as a percentage of total assets)	4.10%	4.30%

Third, we are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus nonpermanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient amount of permanent capital.

The following table presents our leverage ratios as of March 31, 2007 and December 31, 2006.

Leverage Ratios	As of March 31, 2007	As of December 31, 2007
(in thousands, except ratios)
Minimum leverage capital (5.00% of total assets)	$2,823,716	$2,675,737
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,470,757	3,453,922
Leverage ratio (leverage capital as a percentage of total assets)	6.15%	6.45%

Liquidity

We are required to maintain liquidity in accordance with federal laws and regulations, and policies established by our Board. In addition, in their asset and liability management planning, members may look to the Seattle Bank as a source of standby liquidity. We seek to meet our members’ credit and liquidity needs, while complying with regulatory requirements and board-established policies, without maintaining excessive holdings of low-yielding liquid investments or incurring unnecessarily high borrowing costs. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

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

The following table presents our compliance with this requirement as of March 31, 2007 and December 31, 2006.

Unpledged Qualifying Assets	As of March 31, 2007	As of December 31, 2006
(in thousands)
Outstanding debt	$52,419,334	$49,536,576
Aggregate qualifying assets	56,279,251	53,337,012

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or financial market disruptions. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include U.S. agency obligations and mortgage-backed securities, of which almost 100% were rated “AA+” by Standard & Poor’s or “Aaa” by Moody’s as of March 31, 2007.

As of March 31, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Item 1. Business—Regulation—Liquidity Requirements.” of our 2006 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of March 31, 2007.

Contractual Obligations and Commitments	As of March 31, 2007 Payment Due by Period
	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$88,560	$		$		$		$88,560
Securities sold under agreement to repurchase
Consolidated obligations	17,753,145		15,812,570		5,346,665		9,031,065	47,943,445
Consolidated obligation bonds traded not settled	220,000		237,500		225,100		85,000	767,600
Derivative liabilities	21,931							21,931
Mandatorily redeemable capital stock			63,677		18,542			82,219
Operating leases	2,514		5,791		6,155		3,421	17,881

Total contractual obligations	$18,086,150		$16,119,538		$5,596,462		$9,119,486	$48,921,636

Other Commitments
Commitments for additional advances	$24,982		$14,640	$		$		$39,622
Standby letters of credit	140,305		10		354		73	140,742
Standby bond purchase agreements	65,955							65,955
Unused lines of credit and other commitments	50,000							50,000

Total other commitments	$281,242		$14,650		$354		$73	$296,319

In June 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or the Contingency Agreement effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations

For the Three Months Ended March 31, 2007 and 2006

The Seattle Bank’s net income increased by $2.6 million, to $10.6 million, for the three months ended March 31, 2007, compared to the same period in 2006. The increase in net income for the three-month period was primarily due to an increase in net interest income resulting from increased advance business and from reinvesting proceeds from maturing low-yielding investments in consolidated obligations of other FHLBanks into higher-yielding investments. Partially offsetting this increase was a $5.1 million decrease in other income, which resulted primarily from a $3.1 million decrease in income from derivatives and hedging activities and a $2.4 million increase in losses on the sale of held-to-maturity securities.

Net interest income increased by $8.2 million, to $28.5 million for the three months ended March 31, 2007, compared to the same period in 2006, as a result of increases in short-term interest rates, which favorably impacted our short-term advance rates as well as our short-term investment rates. The $1.2 billion in funds from the maturity and sale of low-yielding consolidated obligations of other FHLBanks were reinvested in short-term investments. This increase was partially offset by the negative effect of a flattening yield curve.

As discussed above, as of March 31, 2007, we had a net unrealized market value loss of $287.0 million, which is not reflected in our Statement of Condition. See “—Financial Condition—Advances” and “Item 8. Financial Statements and Supplementary Data—Financial Statements” in our 2006 annual report on Form 10-K, and Note 8 of “Item 1. Financial Statements” in this report. These unrealized market value losses will continue to depress our net income in 2007 and in later years.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates are the primary economic factor affecting net interest income. Beginning in 2001 and through 2003, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 550 basis-points. Although the federal funds rate increased by 100 basis points during 2006, 200 basis points during 2005, and 125 basis points during 2004, the historically low interest rates and the sustained period of such low interest rates significantly impacted net interest income in 2006 and the three months ended March 31, 2007, and continue to impact our net interest income through both our interest income and interest expense.

The following table presents the components of our net interest income for the three months ended March 31, 2007 and 2006.

Net Interest Income	For the Three Months Ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Interest income	$691,184	$579,816	19.2
Interest expense	662,726	559,557	18.4

Net interest income	$28,458	$20,259	40.5

Both total interest income and total interest expense increased for the three months ended March 31, 2007, compared to the same period in 2006 because of the higher prevailing short-term interest rates and increases in advances and the debt required to fund those advances, resulting in an increase in net interest income. Net interest income also increased as a result of the replacement of certain of our low-yielding investments with higher-yielding short-term investments. We expect that our existing high-cost, long-term borrowings and our remaining low-yielding investments in consolidated obligations of other FHLBanks will continue to depress our net interest income in 2007 and in later years.

Average Balances, Interest Income and Expense, and Average Yields. The following table presents average balances and yields, and interest income and expense of major categories of interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2007 and 2006. The table also presents spreads between the average yield on total earning assets and the average cost of interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield %	Average Balance	Interest Income/ Expense	Average Yield %
(in thousands, except percentages)
Interest-Earning Assets
Advances	$27,042,412	$358,734	5.38	$22,257,718	$250,222	4.56
Mortgage loans held for portfolio	6,275,672	78,090	5.05	7,106,466	91,323	5.21
Investments	21,443,012	254,359	4.81	23,187,470	238,271	4.17
Other interest-earning assets	69	1	5.32

Total interest-earning assets	$54,761,165	$691,184	5.12	$52,551,654	$579,816	4.48

Other assets	479,982			300,631

Total assets	$55,241,147			$52,852,285

Interest-Bearing Liabilities
Consolidated obligations	$51,395,270	$652,332	5.15	$48,896,256	$548,020	4.55
Deposits	801,543	10,300	5.21	726,016	7,829	4.37
Mandatorily redeemable Class B stock	76,665	76	0.40	66,672
Other borrowings	1,351	18	5.34	341,480	3,708	4.40

Total interest-bearing liabilities	$52,274,829	$662,726	5.14	$50,030,424	$559,557	4.54

Other liabilities	739,015			614,648
Capital	2,227,303			2,207,213

Total liabilities and capital	$55,241,147			$52,852,285

Net interest income		$28,458			$20,259

Interest-rate spread			(0.02)			(0.06)
Net interest margin			0.21			0.16

For the three months ended March 31, 2007, the composition of our interest-earning assets changed significantly from those of the same period in 2006, as we continued to refocus our business on advances, with the average balances of our advances increasing and the average balance of our investments and mortgage loans held for portfolio decreasing. The significant increase in advances largely reflected our increased use of differential pricing and the lowering of our members’ activity-based stock purchase requirement from 3.50% to 2.50% from April 2006 to December 2006. Effective in December 2006, the Board increased the activity-based stock purchase requirement to 4.00%. The reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. The decrease in investments resulted from our use of funds from maturing investments to make advances. Since the yield on our advances is higher than the yield on our mortgage loans held for portfolio and investments, there was an overall increase in net interest income as our mortgage loans were paid down and our investments were sold or matured and were replaced with higher-yielding advances. We expect these trends to continue as we exit the MPP and refocus our business on advances.

The 100 basis-point increase in the federal funds rate between January 1, 2006 and March 31, 2007 caused a similar increase in short-term interest rates, which resulted in higher average yields on our interest-earning assets and higher average costs on our interest-bearing liabilities during the three months ended March 31, 2007, compared to the same period in 2006. However, during the first quarter of 2007, we experienced a larger increase in the average yield on our interest-earning assets than in the average cost on our interest-bearing liabilities, increasing our interest-rate spread by 4 basis points to negative 2 basis points, and increasing our net interest income. This improvement of our interest-rate spread primarily resulted from a reduction in the amount of our low-yielding investments, primarily due to sales and maturities of our investment in the consolidated obligations of other FHLBanks and an increase in the amount of our higher-yielding advances.

Changes in Volume and Rate. The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2007 and 2006.

Change in Volume and Rate	For the Three Months Ended March 31,
	2007 v. 2006 Increase (Decrease)
	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$59,059	$49,453	$108,512
Investments	(18,832)	34,920	16,088
Mortgage loans held for portfolio	(10,410)	(2,823)	(13,233)

Total interest income	$29,817	$81,550	$111,367

Interest Expense
Consolidated obligations	$29,041	$75,271	$104,312
Deposits and other borrowings	(2,833)	1,690	(1,143)

Total interest expense	26,208	76,961	103,169

Change in net interest income	$3,609	$4,589	$8,198

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

For the three months ended March 31, 2007, compared to the same period in 2006, increases in net interest income were attributable to favorable changes in both volume and interest rates. The favorable change as a result of volume changes is consistent with the Seattle Bank becoming an advances-focused business. This favorable volume change was partially offset by declines in our mortgage loan portfolio as a result of principal paydowns and in our investment portfolio as a result of calls and sales of certain held-to-maturity investments. The favorable change in net interest income as a result of interest-rate changes was primarily due to interest-earning assets repricing faster than interest-bearing liabilities in an increasing short-term interest-rate environment.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three months ended March 31, 2007 and 2006.

Interest Income	For the Three Months Ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Advances	$357,591	$249,878	43.1
Prepayment fees on advances	1,143	344	232.3

Subtotal	358,734	250,222	43.4
Investments	254,359	238,271	6.8
Mortgage loans held for portfolio	78,090	91,323	(14.5)
Other	1		N/A

Total interest income	$691,184	$579,816	19.2

Total interest income increased for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a significant increase in the volume and yield on our advance portfolio and the increase in yield on our investment portfolio. This increase was partially offset by the decreases in the size of our investment portfolio and mortgage loans held for portfolio and the related interest income as we continued to refocus our business on advances.

Advances. Interest income from advances increased 43.1% for the three months ended March 31, 2007, compared to the same period in 2006, due to significant increases in the average advance volumes and increases in interest rates. A $4.8 billion increase, representing a 21.5% growth in the average advance volume, primarily resulted from our increased use of differential pricing for advances. The yield on advances increased by 82 basis points, to 5.38%, primarily due to significantly higher prevailing short-term interest rates, combined with our high percentage of short-term advances, during the three months ended March 31, 2007, compared to the same period in 2006.

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

Prepayment Fees on Advances. During the three months ended March 31, 2007, we recorded prepayment fee income of $1.1 million compared to $344,000 for the same period in 2006. During the first quarter of 2007, prepayment fee income primarily resulted from fees charged to borrowers that prepaid $25.0 million in advances, partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. There was no comparable activity during the first quarter of 2006.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities), increased by 6.8% for the three months ended March 31, 2007, compared to the same period in 2006, primarily resulting from a higher average investment yield partially offset by the decline in our average investment portfolio balance. We benefited from the significant increases in short-term interest rates that increased the yields earned on our short-term investments. For the three months ended March 31, 2007, the yield on the investment portfolio increased by 64 basis points due to the addition of new investments at generally higher yields than the existing investments we held or replaced. Partially offsetting this benefit was a $1.7 billion decrease, representing a 7.5% decline, in the average investment portfolio balance primarily resulting from sales of certain consolidated obligations of other FHLBanks that were within three months of maturity, and calls and maturities of other long-term investments during the first quarter of 2007.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 14.5% for the three months ended March 31, 2007, compared to the same period in 2006. The decrease was due to a significant decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $830.8 million, or 11.7%, to $6.3 billion, as of March 31, 2007, compared to $7.1 billion as of March 31, 2006. Contributing to the decline in interest income caused by the reduction in the average balance was a 16 basis point decrease in the average yield on mortgage loans held for portfolio. The balance of our remaining mortgage loans held for portfolio will continue to decrease as these loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2007 and 2006.

Interest Expense	For the Three Months Ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Consolidated obligations	$652,332	$548,020	19.0
Deposits	10,300	7,829	31.6
Securities sold under agreements to repurchase	4	3,698	(99.9)
Mandatorily redeemable Class B stock and other borrowings	90	10	800.0

Total interest expense	$662,726	$559,557	18.4

Consolidated Obligations. Interest expense on consolidated obligations increased by 19.0% for the three months ended March 31, 2007, compared to the same period in 2006. This increase was the result of a significant increase in both the volume of borrowings and the increased interest rates during the first three months of 2007 and throughout 2006. The average balance of consolidated obligations increased by $2.5 billion, or 5.1%, from the same period in 2006. We increased the average balance of our consolidated obligations in order to fund growth in our advance portfolio and implement our strategy of managing our business to a

Board-approved capital-to-assets ratio of 4.10% in order to more fully use our capital, while staying within our minimum capital-to-assets ratio of 4.05%. The average cost of consolidated obligations increased by 60 basis points due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced.

Deposits. Interest expense on deposits increased by 31.5% for the three months ended March 31, 2007, compared to the same period in 2006, due to an 84-basis point increase in the average yield paid to members and a $75.5 million increase in the average balance of deposits.

Mandatorily Redeemable Class B Stock and Other Borrowings. Interest expense on mandatorily redeemable Class B stock and other borrowing decreased by $3.6 million in the first three months of 2007, compared to same period in 2006, primarily due to a $195.3 million reduction in other borrowings.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three months ended March 31, 2007 and 2006.

Effect of Derivatives and Hedging on Net Interest Income	Net Change For the Three Months Ended March 31,
	2007	2006
(in thousands)
Increase in Interest Income
Advances	$9,987	$3,574
Increase in Interest Expense
Consolidated obligations	(20,620)	(14,618)

Decrease in net interest income	$(10,633)	$(11,044)

Our use of interest-rate exchange agreements had a net unfavorable effect on our net interest income for the three-month periods ended March 31, 2007 and 2006, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than hedging advances. As a result, the effective conversion of our consolidated obligations to short-term floating rates, combined with significant increases in short-term interest rates, resulted in a decrease in net interest income for the three-month periods ended March 31, 2007 and 2006.

Other Income (Loss)

Other income (loss) includes member service fees, gain or loss on sale of held to maturity securities, gain or loss on derivatives and hedging activities, gain or loss on the early extinguishment of consolidated obligation bonds, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, gain and loss on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three months ended March 31, 2007 and 2006.

Other Income (Loss)	For the Three Months ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Service fees	$404	$457	(11.6)
Net (loss) on sale of held-to-maturity securities	(2,351)		N/A
Net (loss) gain on derivatives and hedging activities	(1,187)	1,865	(163.6)
Net gain from early extinguishment of consolidated obligation bonds	327		N/A
Other income, net	25	2	1,150.0

Total other income (loss)	$(2,782)	$2,324	(219.7)

Total other (loss) income decreased by $5.1 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to a $3.1 million increase in net loss on derivatives and hedging activities and a $2.4 million increase in net loss on sale of held-to-maturity securities. These changes are discussed in more detail below.

Net (Loss) on Sale of Held-to-Maturity Securities. During the first quarter of 2007, we sold $750.0 million of investments in consolidated obligations of other FHLBanks that were within 90 days of maturity, resulting in a net loss of $2.4 million for the three months ended March 31, 2007.

Net (Loss) Gain on Derivatives and Hedging Activities. For the three months ended March 31, 2007, compared to the same period in 2006, we had a $3.1 million increase in our total net loss on derivatives and hedging activities due to changes in the fair value of consolidated obligation bonds and the corresponding interest-rate exchange agreements.

Consolidated Obligations. For the three months ended March 31, 2007, we recognized a loss of $927,000 on interest-rate exchange agreements used to hedge consolidated obligations, compared to a gain of $1.6 million for the same period in 2006.

Economic Hedges. We held $300.0 million notional amount of interest-rate caps as of March 31, 2007 and 2006, and $150.0 million notional amount of interest-rate floors as of March 31, 2007, that are used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Our recorded gains or losses related to interest-rate caps and floors were $202,000 of losses for the three months ended March 31, 2007, compared to $71,000 of losses for the same period in 2006. The changes in the fair value of the interest-rate caps and interest-rate floors are recorded as net gain (loss) on derivatives and hedging activities in the Statements of Income.

Net Gain on Early Extinguishment of Consolidated Obligation Bonds. For the three months ended March 31, 2007, we recognized $327,000 in gains related to the cancellation of interest-rate exchange agreements hedging consolidated obligations. There was no similar activity for the three months ended March 31, 2006. We cancelled these agreements primarily as a part of our risk management strategy. See “Item 3. Qualitative and Quantitative Disclosures about Market Risk” in this report for additional information.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three months ended March 31, 2007 and 2006.

Other Expenses	For the Three Months Ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Operating expenses
Salaries and benefits	$5,657	$5,697	(0.7)
Occupancy cost	1,366	942	45.0
Other operating	3,068	3,862	(20.6)
Finance Board	447	459	(2.6)
Office of Finance	405	375	8.0
Other	316	360	(12.2)

Total expense	$11,259	$11,695	(3.7)

Operating expenses decreased $410,000 for the three months ended March 31, 2007, compared to the same period in 2006, primarily reflecting lower other operating expenses partially offset by higher occupancy expense.

Occupancy cost primarily includes the expenses related to our leases on one office building in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost increased by $424,000 for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to an expense recovery on the early payoff of one of our building leases in January 2006.

Other operating expenses decreased by $794,000 for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to decreases in professional and other contractual service fees.

Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Board and the Office of Finance, calculated through a formula based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding for the previous month for the FHLBank System as a whole.

Assessments

On September 13, 2006, the Finance Board adopted a final rule modifying the calculations for the FHLBanks’ required annual AHP contributions. Under the final rule, which became effective on January 1, 2007, each FHLBank’s required annual AHP contribution is limited to its annual net income. Under previous regulation, each FHLBank contributed annually to its AHP program the greater of 10% of its annual net earnings or its pro-rata share of an aggregate of $100 million contributed by all of the FHLBanks, such proration being made on the basis of each FHLBank’s annual net income.

Our assessments for AHP and REFCORP increased for the three months ended March 31, 2007, compared to the same period in 2006, due to increased net income. The table below presents our AHP and REFCORP assessments for the three months ended March 31, 2007 and 2006.

AHP and REFCORP Assessments	For the Three Months Ended March 31,
	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
AHP	$1,185	$882	34.4
REFCORP	2,647	2,001	32.3

Total assessments	$3,832	$2,883	32.9

Segment Information

Our core business is traditional member finance, which includes making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. Historically, we offered products and services through two operating segments, traditional member finance and the MPP. The MPP segment consisted of mortgage loans held for portfolio as a result of purchases from participating members. During the first quarter of 2005, we decided to exit the MPP. As a result of this decision, Seattle Bank management no longer manages the business using separate operating segments. The Seattle Bank now aggregates the operating results of the former MPP segment with the traditional member finance segment for decision-making purposes. Accordingly, we stopped reporting segment information in the third quarter of 2006 and no longer discuss our operations in separate segments. As of March 31, 2007, our MPP balance had declined to $6.2 billion from $7.0 billion as of March 31, 2006.

Summary of Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended March 31, 2007. For accounting policies and additional information concerning estimated fair values, see Note 17 in our 2006 Audited Financials and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

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

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of March 31, 2007 and December 31, 2006, our market-risk measures were within our policy limits.

The following table summarizes our four primary risk measures and their respective limits and our compliance as of March 31, 2007 and December 31, 2006.

Primary Risk Measure	As of March 31, 2007	As of December 31, 2006	Risk Measure Limit
Effective duration of equity	1.58	0.96	+/-5.00
Effective convexity of equity	(1.06)	(1.96)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.38	1.09	+/-5.50
Market value of equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.72)%	(1.87)%	+/-4.50%
Market value of equity sensitivity
( -100 basis point shock scenario) (in percentages)	0.69%	0.06%	+/-4.50%

As of March 31, 2007, the effective duration of equity increased .62 and the effective convexity of equity increased 0.90, compared to December 31, 2006. The change in effective duration of equity resulted primarily from the duration contribution of our callable consolidated obligations increasing relative to the mortgage assets that they are hedging in conjunction with the duration contribution of the swaps hedging our swapped funding increasing relative to duration contribution of the consolidated obligations they are hedging. These effects were partially offset by a reduction in the duration contributions of our agency investment portfolio and our bullet consolidated obligations portfolio. The increase in effective convexity resulted from an increase in the convexity contribution of the callable consolidated obligations relative to the convexity contribution of the mortgages they are hedging.

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

The total notional amount of interest-rate exchange agreements outstanding was $34.3 billion as of March 31, 2007 and $33.2 billion as of December 31, 2006. The notional amount of interest-rate exchange agreements increased during the first quarter of 2007, primarily due to increases in fair value hedges of consolidated obligations.

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

Advances

We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We can also call for additional or substitute collateral during the life of an advance to protect our security interest. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $599.0 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented $162.3 million of the $25.6 billion of advances as of March 31, 2007 and $133.0 million of the $28.0 billion of advances as of December 31, 2006. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

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

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of March 31, 2007 and December 31, 2006, our unsecured credit exposure was $17.2 billion and $12.3 billion, primarily consisting of $3.0 billion and $4.2 billion of other FHLBank consolidated obligations and $9.2 billion and $2.8 billion of federal funds sold. This increase in unsecured credit exposure primarily resulted from an increase in our short-term investments, primarily federal funds sold, as advance balances decreased and we decreased our target capital-to-assets ratio to 4.10%.

Mortgage Loans Held for Portfolio

The Seattle Bank has never experienced a credit loss nor has our SMI provider experienced a loss claim on an MPP mortgage loan. Under the MPP, we have purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $6.2 billion and $6.3 billion as of March 31, 2007 and December 31, 2006, which comprised $276.3 million and $292.1 million in government-insured mortgage loans and $5.9 billion and $6.0 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of the business plan, we began to exit the MPP. However, we do not expect that this decision will impact the credit risk of the mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary, and believe that we have the policies and procedures in place to appropriately manage this credit risk.

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

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements but before considering collateral, was $164.9 million and $146.9 million as of March 31, 2007 and December 31, 2006. In determining maximum credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $160.0 million and $133.5 million as March 31, 2007 and December 31, 2006. These increases in credit risk and net exposure after considering collateral were primarily due to changes in market conditions, including the level and slope of the yield curve during the three months ended March 31, 2007.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2007 and December 31, 2006.

Counterparty Credit Exposure by Credit Rating	As of March 31, 2007
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(dollars in thousands)
AA+	$3,345,930	$29,859	$		$29,859
AA	15,838,096	79,028			79,028
AA–	11,684,300	31,701			31,701
A+	3,389,000	24,222		4,859	19,363
A
Member institutions (1)	42,500	71

Total	$34,299,826	$164,881		$4,859	$159,951

Counterparty Credit Exposure by Credit Rating	As of December 31, 2006
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(dollars in thousands)
AA+	$1,132,780	$3,134	$		$3,134
AA	11,061,155	82,672			82,672
AA–	17,021,136	28,811			28,811
A+	3,978,500	32,324		13,438	18,886
A
Member institutions (1)	55,500

Total	$33,249,071	$146,941		$13,438	$133,503

(1)	Collateral held with respect to interest-rate exchange agreements with member institutions represents either collateral physically held by or on behalf of the Seattle Bank or collateral assigned to the Seattle Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Seattle Bank. This notional amount excludes stand-alone delivery commitments.

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of March 31, 2007, 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements excluding agreements in which we served as intermediaries. As of March 31, 2007, 90.0% of the total notional amount of our outstanding interest-rate exchange agreements was with 14 counterparties rated AA– or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized, 100.0% as of March 31, 2007 and December 31, 2006 of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the President and Chief Executive Officer and the Chief Financial Officer, the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The President and Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

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

Our 2006 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2006 annual report on Form 10-K for the year ended December 31, 2006.

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

In recent years, there has been increased congressional scrutiny of GSEs, including the FHLBanks. For example, in April 2007, the House Financial Services Committee passed a bill that would, among other things, create a new regulator for Fannie Mae, Freddie Mac, and the FHLBanks and address other GSE reform issues have been considered over the last several years. At this time, it is impossible to predict what, if any, provisions affecting the FHLBanks and their regulation may ultimately be included and enacted in legislation or when any changes would go into effect.

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

Under the FHLBank Act, no matters are submitted to stockholders for a vote except the election of the Seattle Bank’s elected directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance” of our 2006 Form 10-K for a discussion of the election process. See “Item 5. Other Information” and our Current Report on Form 8-K filed with the SEC on May 1, 2007, for more information relating to the Finance Board’s appointment of four new public interest directors to our Board in the second quarter of 2007.

ITEM 5.	OTHER INFORMATION

In April 2007, the Finance Board appointed Les AuCoin , Frederick C. Kiga, Michael W. McGowan, and Cynthia A. Parker to the Board effective April 24, 2007. Mr. McGowan and Mr. AuCoin were appointed to fill the remainder of three-year terms that began on January 1, 2006. Ms. Parker and Mr. Kiga were appointed to fill the remainder of three-year terms that began on January 1, 2007. The Finance Board has yet to make appointments for the two remaining director positions on the Board.

In April 26, 2007, the Board declared a $1.29 per share dividend on average Class A stock outstanding during the first quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the quarter of 2007. The dividend will be paid prior to the end of the second quarter.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
10.3	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2007.

10.4	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Long-term Incentive Plans as of January 1, 2007.

10.5	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers January 1, 2007.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated: May 14, 2007
Richard M. Riccobono President and Chief Executive Officer

By:	/s/ Mark R. Szczpaniak	Dated: May 14, 2007
Mark R. Szczepaniak Senior Vice President, Chief Financial Officer

EXHIBITS

Exhibit No.	Exhibits
10.3	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2007.

10.4	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Long-term Incentive Plans as of January 1, 2007.

10.5	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers January 1, 2007.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.