Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Seattle
filed 2007-08-10
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of July 31, 2007, the registrant had 3,620 shares of Class A stock and 22,226,451 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of June 30, 2007	As of December 31, 2006
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,387	$1,119
Interest-bearing deposits	3,307,000	2,165,000
Securities purchased under agreements to resell	300,000
Federal funds sold	7,420,000	2,832,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $3,024,967 and $4,224,959) (Note 2)	11,199,350	13,687,909
Advances (Note 3)	28,141,074	27,960,994
Mortgage loans held for portfolio (Note 4)	5,993,386	6,366,648
Accrued interest receivable (Other FHLBanks: $38,471 and $51,325)	321,806	323,342
Premises and equipment, net	11,357	12,622
Derivative assets (Note 7)	186,203	146,900
Other assets	20,828	18,211

Total Assets	$56,902,391	$53,514,745

Liabilities and Capital
Liabilities
Deposits	$1,047,716	$1,003,960
Consolidated obligations, net (Note 5):
Discount notes	4,266,040	1,495,861
Bonds	48,565,713	48,040,715

Total consolidated obligations, net	52,831,753	49,536,576

Accrued interest payable	604,685	567,585
Affordable Housing Program (AHP)	20,646	22,759
Payable to REFCORP	3,650	1,541
Derivative liabilities (Note 7)	25,609	46,846
Other liabilities	35,365	34,952
Mandatorily redeemable Class B stock (Note 6)	82,345	69,222

Total Liabilities	54,651,769	51,283,441

Commitments and Contingencies (Note 10)
Capital
Capital Stock ($100 par value), putable, issued and outstanding (Note 6):
Class A stock: 5 shares	485
Class B stock: 21,400 and 21,410 shares	2,139,987	2,140,997
Retained earnings	112,240	92,397
Accumulated other comprehensive loss	(2,090)	(2,090)

Total Capital	2,250,622	2,231,304

Total Liabilities and Capital	$56,902,391	$53,514,745

*	Fair values of held-to-maturity securities were $10,976,080 and $13,474,121 as June 30, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Interest Income
Advances	$349,966	$307,196	$707,558	$557,074
Prepayment fees on advances	1,024	78	2,167	422
Interest-bearing deposits	43,450	12,136	74,813	25,158
Securities purchased under agreements to resell	6,086	1,630	12,899	6,371
Federal funds sold	122,588	65,327	205,472	142,521
Held-to-maturity securities (Other FHLBanks’ consolidated obligations:	123,415	143,614	256,713	286,929
($29,053 and $44,407 for the three months ended June 30, 2007 and 2006)
($60,557 and $89,283 for the six months ended June 30, 2007 and 2006)
Mortgage loans held for portfolio	76,683	89,046	154,773	180,368
Loans to other FHLBanks	12	18	13	18

Total interest income	723,224	619,045	1,414,408	1,198,861

Interest Expense
Consolidated obligations	674,859	595,504	1,327,191	1,143,524
Deposits	12,181	7,497	22,481	15,326
Securities sold under agreements to repurchase	4	2,361	8	6,059
Mandatorily redeemable Class B stock and other borrowings	168	33	258	44

Total interest expense	687,212	605,395	1,349,938	1,164,953

Net Interest Income	36,012	13,650	64,470	33,908
Other Income (Loss)
Service fees	410	426	814	883
Net loss from sale of held-to-maturity securities	(1,292)	(1,622)	(3,643)	(1,622)
Net (loss) gain on derivatives and hedging activities	(3,506)	662	(4,693)	2,527
Net (loss) gain on early extinguishment of consolidated obligations	(155)	1,745	172	1,745
Other loss, net	(143)	(80)	(118)	(78)

Total other income (loss)	(4,686)	1,131	(7,468)	3,455

Other Expense
Operating expenses:
Compensation and benefits	5,636	5,504	11,293	11,201
Other operating	4,784	4,781	9,218	9,584
Federal Housing Finance Board	444	458	891	917
Office of Finance	355	318	761	693
Other	218	352	534	711

Total other expense	11,437	11,413	22,697	23,106

Income Before Assessments	19,889	3,368	34,305	14,257
Assessments
AHP	1,640	275	2,825	1,157
REFCORP	3,650	619	6,296	2,620

Total assessments	5,290	894	9,121	3,777

Net Income	$14,599	$2,474	$25,184	$10,480

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

For the Six Months Ended June 30, 2007 and 2006	Class A Stock - Putable			Class B Stock - Putable			Class B(1) Stock - Putable			Class B(2) Stock - Putable			Accumulated Other Comprehensive Income	Retained Earnings	Total Capital
	Shares	Par Value		Shares	Par Value		Shares	Par Value		Shares	Par Value
(in thousands, except annualized dividend rates)
Balance as of December 31, 2005							20,197		$2,019,731	1,128		$112,803		$68,759	$2,201,293
Issuance of stock							50		4,961						4,961
Transfers							(407)		(40,749)	407		40,749
Net shares classified as mandatorily redeemable Class B stock							(16)		(1,582)	(7)		(740)			(2,322)
Net income														10,480	10,480

Balance as of June 30, 2006		$			$		19,824		$1,982,361	1,528		$152,812		$79,239	$2,214,412

Balance as of December 31, 2006		$		21,410		$2,140,997		$			$		$(2,090)	$92,397	$2,231,304
Issuance of stock	5		490	121		12,113									12,603
Net shares classified as mandatorily redeemable Class B stock				(131)		(13,123)									(13,123)
Net income														25,184	25,184
Redemption of Class A stock			(5)												(5)
Dividends on stock:
Class A stock (5.25%)
Cash														(4)	(4)
Class B stock (0.50%)
Cash														(5,337)	(5,337)

Balance as of June 30, 2007	5		$485	21,400		$2,139,987		$			$		$(2,090)	$112,240	$2,250,622

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30,	2007	2006
(in thousands)
Operating Activities
Net income	$25,184	$10,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, and mortgage loans held for portfolio	50,959	17,428
Concessions on consolidated obligation bonds	3,019	2,233
Premises and equipment	1,477	1,533
Other	(625)
Net realized loss from sale of held-to-maturity securities	3,643	1,622
Net decrease (increase) in fair value adjustment on derivatives and hedging activities	1,315	(14,168)
Gain on early extinguishment of debt	(172)	(1,745)
Net loss on disposal of premises and equipment	147	84
Decrease (increase) in accrued interest receivable	1,536	(16,201)
Increase in net accrued interest on derivatives	(78,336)	(38,035)
Decrease (increase) in other assets	66	(407)
Decrease in AHP liability and discount on AHP advances	(2,147)	(5,202)
Increase in payable to REFCORP	2,108	3,566
Increase in accrued interest payable	36,976	23,772
Increase (decrease) in other liabilities	413	(3,521)

Total adjustments	20,379	(29,041)

Net cash provided by (used in) operating activities	45,563	(18,561)

Investing Activities
Net (increase) decrease in interest-bearing deposits	(1,142,000)	265,290
Net (increase) decrease in securities purchased under agreements to resell	(300,000)	850,000
Net (increase) decrease in federal funds sold	(4,588,000)	2,854,000
Proceeds from maturities of held-to-maturity securities	2,391,923	1,100,082
Proceeds from sales of held-to-maturity securities	1,246,357	248,378
Purchases of held-to-maturity securities	(1,154,339)	(877,156)
Principal collected on advances	37,946,294	48,452,054
Advances made	(38,160,562)	(54,025,187)
Principal collections on mortgage loans held for portfolio	369,598	443,186
Recoveries of mortgage loans held for portfolio		24
Net increase in premises and equipment	(359)	(1,397)

Net cash used in investment activities	(3,391,088)	(690,726)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

For the Six Months Ended June 30,	2007	2006
(in thousands)
Financing Activities
Net decrease (increase) in deposits	$43,756	$(108,217)
Net increase in securities sold under agreements to repurchase		(196,250)
Net proceeds from issuance of consolidated obligations:
Discount notes	188,480,514	179,948,320
Bonds	20,467,872	6,075,906
Payments for maturing and retiring consolidated obligations:
Discount notes	(185,754,448)	(180,310,828)
Bonds	(19,899,281)	(4,707,409)
Proceeds from the sale of Class A stock	490
Proceeds from the sale of Class B stock	12,113	4,961
Repurchase of Class A stock	(5)
Payments of interest on mandatorily redeemable Class B stock	123
Dividends paid	(5,341)

Net cash provided by financing activities	3,345,793	706,483

Net increase (decrease) in cash and cash equivalents	268	(2,804)
Cash and cash equivalents at beginning of period	1,119	4,124

Cash and cash equivalents at end of period	$1,387	$1,320

Supplemental Disclosures
Interest paid	$1,312,839	$1,141,181
AHP payments	4,938	6,359
REFCORP payments	2,638	(946)
Real estate owned	161

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1. Summary of Significant Accounting Policies and Recently Issued Accounting Standards and Interpretations

General

• Basis of Reporting • These unaudited financial statements and condensed notes should be read in conjunction with the 2006 audited financial statements and related notes, or the 2006 Audited Financials, included in the 2006 annual report on Form 10-K of the Federal Home Loan Bank of Seattle, or Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

• Use of Estimates • The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

• Segment Disclosure • Our core business is traditional member finance, which includes making advances, providing letters of credit, accepting deposits, and providing securities safekeeping and other services. Historically, we offered products and services through two operating segments, traditional member finance and the Mortgage Purchase Program, or MPP. The MPP segment consisted of mortgage loans held for portfolio as a result of purchases from participating members. During the first quarter of 2005, we decided to exit the MPP. As a result of this decision, Seattle Bank management no longer manages the business using separate operating segments. As of June 30, 2007, our MPP balance has declined 40.5% to $6.0 billion from $10.1 billion as of March 31, 2005.

Recently Issued Accounting Standards and Interpretations

• SFAS 157. Fair Value Measurements • In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008, for the Seattle Bank), and interim periods within those fiscal years. The Seattle Bank expects to adopt SFAS 157 on January 1, 2008. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

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

• FIN 39-1. Amendment of FASB Interpretation No. 39 • On April 30, 2007, the FASB issued FASB Staff Position No. 39-1 to amend FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, or FIN 39-1. The amendment permits offsetting of fair value amounts recognized for multiple derivative instruments with fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral only if both the derivative and collateral transactions arise from the same master netting agreement involving the same counterparty. FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Seattle Bank expects to adopt FIN 39-1 on January 1, 2008. We are currently evaluating whether to implement the cash collateral netting option included in the amendment and do not expect implementation of FIN 39-1 to have a material impact on our results of operations or financial condition.

Note 2. Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 6 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Major Security Types • The following table summarizes our held-to-maturity securities as of June 30, 2007 and December 31, 2006.

As of June 30, 2007	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$99,824	$		$(46)	$99,778
Other U.S. agency obligations	109,599		1,226	(7)	110,818
Government-sponsored enterprises	1,185,893		13,970	(21,805)	1,178,058
Other FHLBanks’ consolidated obligations	3,024,967			(55,123)	2,969,844
State or local housing agency obligations	10,228		25		10,253

Subtotal	4,430,511		15,221	(76,981)	4,368,751

Mortgage-Backed Securities*
Government-sponsored enterprises	1,634,565		113	(87,124)	1,547,554
Other U.S. agency obligations	6,177		128		6,305
Other	5,128,097		2,932	(77,559)	5,053,470

Subtotal	6,768,839		3,173	(164,683)	6,607,329

Total	$11,199,350		$18,394	$ (241,664)	$10,976,080

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$146,298	$3,073	$		$149,371
Government-sponsored enterprises	2,691,238	21,697		(33,725)	2,679,210
Other FHLBanks’ consolidated obligations	4,224,959			(73,113)	4,151,846
State or local housing agency obligations	12,067	77			12,144

Subtotal	7,074,562	24,847		(106,838)	6,992,571

Mortgage-Backed Securities*
Government-sponsored enterprises	1,779,877	689		(71,052)	1,709,514
Other U.S. agency obligations	6,963	102			7,065
Other	4,826,507	2,637		(64,173)	4,764,971

Subtotal	6,613,347	3,428		(135,225)	6,481,550

Total	$13,687,909	$28,275		$ (242,063)	$13,474,121

*	The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $32.9 million and $35.7 million as of June 30, 2007 and December 31, 2006.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of June 30, 2007, we did not have any securities pledged as collateral to broker-dealers which they cannot sell or repledge.

As of June 30, 2007 and December 31, 2006, we held $304.2 million and $366.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class B stock, or members with a representative serving on our Board of Directors. For additional information see Note 9.

• Other Federal Home Loan Banks’ Consolidated Obligations • The following table details our consolidated obligations of other FHLBanks by primary obligor as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007				As of December 31, 2006
Other FHLBanks’ Consolidated Obligations	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Boston	$		$		$450,000	$449,419
FHLBank of Des Moines		1,879,967		1,837,422	1,879,959	1,830,756
FHLBank of San Francisco		1,145,000		1,132,422	1,895,000	1,871,671

Total		$3,024,967		$2,969,844	$4,224,959	$4,151,846

• Temporary Impairment • The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007 and December 31, 2006.

	Less than 12 months		12 months or more		Total
As of June 30, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Commercial paper	$99,778	$(46)	$	$	$99,778	$(46)
Other U.S. agency obligations	1,357	(7)			1,357	(7)
Government-sponsored enterprises			776,276	(21,805)	776,276	(21,805)
Other FHLBanks’ consolidated obligations			2,969,844	(55,123)	2,969,844	(55,123)

Subtotal	101,135	(53)	3,746,120	(76,928)	3,847,255	(76,981)

Mortgage-Backed Securities
Government-sponsored enterprises	68,682	(325)	1,456,651	(86,799)	1,525,333	(87,124)
Other	927,362	(2,815)	2,091,211	(74,744)	3,018,573	(77,559)

Subtotal	996,044	(3,140)	3,547,862	(161,543)	4,543,906	(164,683)

Total	$1,097,179	$ (3,193)	$7,293,982	$ (238,471)	$8,391,161	$ (241,664)

	Less than 12 months		12 months or more		Total
As of December 31, 2006	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Government-sponsored enterprises	$	$	$2,269,882	$(33,725)	$2,269,882	$(33,725)
Other FHLBanks’ consolidated obligations			4,151,846	(73,113)	4,151,846	(73,113)

Subtotal			6,421,728	(106,838)	6,421,728	(106,838)

Mortgage-Backed Securities
Government-sponsored enterprises			1,601,347	(71,052)	1,601,347	(71,052)
Other	318,767	(3,454)	2,432,972	(60,719)	2,751,739	(64,173)

Subtotal	318,767	(3,454)	4,034,319	(131,771)	4,353,086	(135,225)

Total	$318,767	$(3,454)	$10,456,047	$(238,609)	$10,774,814	$(242,063)

The gross unrealized losses on the held-to-maturity portfolio as of June 30, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates. As June 30, 2007, 172 of our investment positions had gross unrealized losses totaling $241.7 million, with the total estimated fair value of these positions being approximately 97.2% of their carrying value. Of these 172 positions, 127 positions had gross unrealized losses for at least 12 months. As of December 31, 2006, 149 of our investment positions had gross unrealized losses totaling $242.1 million, with the total estimated fair value of these positions being approximately 97.8% of their carrying value. Of these 149 positions, 139 positions had gross unrealized losses for at least 12 months.

We reviewed our investment security holdings as of June 30, 2007 and December 31, 2006, and determined that all unrealized losses reflected above were temporary, based in part on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

• Redemption Terms • The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity as of June 30, 2007 and December 31, 2006 are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2007		As of December 31, 2006
Term to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities, excluding Other FHLBanks’ Consolidated Obligations
Due in one year or less	$400,497	$399,011	$1,817,899	$1,805,823
Due after one year through five years	647,152	630,117	576,466	557,000
Due after five years through 10 years	301,550	312,854	388,332	410,035
Due after 10 years	56,345	56,925	66,906	67,867

Subtotal	1,405,544	1,398,907	2,849,603	2,840,725

Other FHLBanks’ Consolidated Obligations
Due in one year or less	500,000	499,312	1,700,000	1,691,215
Due after one year through five years	2,524,967	2,470,532	2,524,959	2,460,631

Subtotal	3,024,967	2,969,844	4,224,959	4,151,846

Mortgage-Backed Securities
Due after one year through five years	1,674	1,673	2,120	2,161
Due after five years through 10 years	57,945	57,274	29,267	28,927
Due after 10 years	6,709,220	6,548,382	6,581,960	6,450,462

Subtotal	6,768,839	6,607,329	6,613,347	6,481,550

Total	$11,199,350	$10,976,080	$13,687,909	$13,474,121

• Losses on the Sale of Held-to-Maturity Securities • We recorded net realized losses of $1.3 million and $3.6 million during the three and six months ended June 30, 2007 and $1.6 million on sales of held-to-maturity securities during the three months ended June 30, 2006. There was no comparable activity in the first three months of 2006. The proceeds received of $1.2 billion and $1.0 billion on the sales of held-to-maturity securities in the first six months of 2007 and in 2006 were for securities that were within three and six months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3. Advances

For accounting policies and additional information concerning advances, see Note 7 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Redemption Terms • We had advances outstanding, including Affordable Housing Program, or AHP, advances, at interest rates ranging from 1.78% to 8.62% as of June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted average interest rate of our advances by term to maturity.

	As of June 30, 2007		As of December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$17,645,638	5.27	$16,139,522	5.24
Due in one year through two years	4,601,522	5.19	6,425,043	5.21
Due in two years through three years	1,572,008	4.86	1,238,398	4.63
Due in three years through four years	729,874	5.13	902,522	5.09
Due in four years through five years	1,051,791	4.76	782,108	4.97
Thereafter	2,601,880	4.64	2,499,226	4.62

Total par value	$28,202,713	5.15	$27,986,819	5.14

Overdrawn demand deposit accounts	865		2,361
Discount on advances	(6,277)		(6,708)
Commitment fees	(956)		(1,020)
Discount on AHP advances	(251)		(285)
Derivatives hedging adjustments	(55,020)		(20,173)

Total	$28,141,074		$27,960,994

Generally, advances may only be prepaid by the member paying us a prepayment fee that makes us financially indifferent to the prepayment. Prepayment fees received in connection with the restructure of an existing advance are included in “discounts on advances.” We offer callable advances to members, which the member may prepay on certain call dates without incurring prepayment or termination fees. As of June 30, 2007 and December 31, 2006, we had no callable advances outstanding. We also make putable advances in which we have a right to terminate the advance at our discretion. We had putable advances outstanding of $3.4 billion and $3.2 billion as of June 30, 2007 and December 31, 2006.

• Concentration Risk • Our credit risk from advances is concentrated among commercial banks and savings institutions. As of June 30, 2007 and December 31, 2006, we had advances of $15.9 billion outstanding to two member institutions, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., representing 56.4% and 56.8% of total advances outstanding as of those dates. The income from advances to these member institutions totaled $385.1 million and $274.7 million for the six months ended June 30, 2007 and 2006. We held sufficient collateral to cover the advances to these institutions, and, as a result, we do not expect to incur any credit losses on these advances. These same two members, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., held more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class B stock as of June 30, 2007 and December 31, 2006. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of June 30, 2007 and December 31, 2006.

• Interest-Rate Payment Terms • The following table summarizes advances by interest-rate payment terms.

Interest-Rate Payment Terms	As of June 30, 2007	As of December 31, 2006
(in thousands)
Fixed rate	$12,215,562	$15,663,821
Variable rate	15,657,151	12,182,998
Floating-to-fixed convertible	330,000	140,000

Total par value	$28,202,713	$27,986,819

Note 4. Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 10 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

As of June 30, 2007 and December 31, 2006, 86.5% and 88.8% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class B stock as of June 30, 2007 and December 31, 2006. For more information, see Note 9.

The following table summarizes information on mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio	As of June 30, 2007	As of December 31, 2006
(in thousands)
Fixed, medium-term*, single-family mortgage loans	$955,330	$1,041,407
Fixed, long-term, single-family mortgage loans	5,011,546	5,295,225

Total loan principal	5,966,876	6,336,632
Unamortized premiums	66,336	73,110
Unamortized discounts	(39,826)	(43,094)

Total	$5,993,386	$6,366,648

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of June 30, 2007 and December 31, 2006 was comprised of government-insured mortgage loans totaling $259.9 million and $292.1 million and conventional mortgage loans totaling $5.7 billion and $6.0 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of June 30, 2007 and December 31, 2006.

As of June 30, 2007, we had $33.4 million of mortgage loans delinquent 90 days or more, compared to $42.8 million as of December 31, 2006, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2007 and December 31, 2006, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the lender risk account and supplemental mortgage insurance, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of June 30, 2007 and December 31, 2006, the Seattle Bank had 17 and 11 mortgage loans totaling $3.1 million and $1.8 million in foreclosure. As of June 30, 2007 and December 31, 2006, the Seattle Bank’s other assets included $309,000 and $147,000 of real estate owned resulting from foreclosure of two and one mortgage loans held by the Seattle Bank. The real estate, which is carried at the lower of market, less estimated selling costs, or carrying value, is currently being evaluated for disposal.

Note 5. Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations, see Note 13 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Interest-Rate Payment Terms • The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms.

Interest-Rate Payment Terms	As of June 30, 2007	As of December 31, 2006
(in thousands)
Fixed	$47,904,660	$46,756,090
Step-up	40,000	235,000
Variable	820,000	1,230,000
Range	30,000

Total par value	$48,794,660	$48,221,090

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds outstanding by term to maturity.

	As of June 30, 2007		As of December 31, 2006
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$18,157,125	4.85	$20,272,290	4.87
Due after one year through two years	9,062,550	4.53	9,586,050	4.38
Due after two years through three years	5,876,020	5.02	5,206,520	4.87
Due after three years through four years	3,070,475	4.92	2,453,300	4.63
Due after four years through five years	3,242,290	5.39	1,586,865	5.14
Thereafter	9,386,200	5.36	9,116,065	5.37

Total par value	48,794,660	4.95	48,221,090	4.87
Premiums	24,546		27,641
Discounts	(52,447)		(74,809)
Derivatives hedging adjustments	(201,046)		(133,207)

Total	$48,565,713		$48,040,715

The amounts in the table above include consolidated obligation bonds obtained through transfers of $1.5 billion par value from the FHLBank of Chicago and $50.0 million par value from the FHLBank of Pittsburgh, which transfers included $33.8 million and $32.1 million of associated original bond discount as of June 30, 2007 and December 31, 2006.

Consolidated obligation bonds outstanding as of June 30, 2007 and December 31, 2006, include callable bonds, which we may prepay on certain call dates without incurring prepayment or termination fees, totaling $25.6 billion and $24.5 billion. We continue to classify our debt as callable after the last call date has passed. Simultaneous with such a debt issue, we may also enter into an interest-rate exchange agreement (in which we pay variable and receive fixed cash flows) with a call feature that mirrors the option embedded in the debt (e.g., a sold callable swap). The combined sold callable swap and callable debt allows us to provide members with more economically priced, variable interest-rate funding.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms.

Callable and Putable Terms	As of June 30, 2007	As of December 31, 2006
(in thousands)
Non-callable or non-putable	$22,785,310	$23,300,375
Callable	25,605,250	24,516,615
Putable	404,100	404,100

Total par value	$48,794,660	$48,221,090

The following table summarizes the par value of consolidated obligation bonds outstanding by term to maturity or next call date.

Term to Maturity or Next Call Date	As of June 30, 2007	As of December 31, 2006
(in thousands)
Due in one year or less	$34,888,375	$35,279,905
Due after one year through two years	5,748,000	4,711,000
Due after two years through three years	2,003,020	2,704,520
Due after three years through four years	1,000,475	841,300
Due after four years through five years	830,290	529,865
Thereafter	4,324,500	4,154,500

Total par value	$48,794,660	$48,221,090

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

Book Value & Weighted Average Interest Rate	As of June 30, 2007	As of December 31, 2006
(in thousands, except interest rates)
Par value	$4,289,937	$1,496,508
Discounts, net	(23,843)	(643)
Concessions	(54)	(4)

Book value	$4,266,040	$1,495,861

Weighted Average Interest Rate	4.97%	4.86%

Note 6. Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Capital Requirements • As of June 30, 2007 and December 31, 2006, we were in compliance with our capital rules and requirements. In addition, for regulatory purposes, mandatorily redeemable stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of June 30, 2007		As of December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital *	$360,481	$2,334,572	$325,782	$2,302,616
Total capital-to-assets ratio	4.00%	4.10%	4.00%	4.30%
Total regulatory capital	2,276,096	2,335,057	2,140,590	2,302,616
Leverage ratio	5.00%	6.16%	5.00%	6.45%
Leverage capital	2,845,120	3,502,343	2,675,737	3,453,922

*	Excludes Class A stock

• Supervisory Capital Requirements • On January 11, 2007, the Finance Board terminated the agreement, which we refer to as the Written Agreement, between the Seattle Bank and the Finance Board dated as of December 10, 2004. Subsequently, on January 26, 2007, our Board authorized us to lower our minimum capital-to-assets ratio from 4.25% to 4.05%. Previous to the termination of the Written Agreement, we maintained a minimum supervisory capital-to-assets ratio of 4.25%, which was required under our business plan submitted to the Finance Board in April 2005, and accepted by the Finance Board in May 2005. We were in compliance with the applicable supervisory capital requirements as required in 2007 and 2006.

• Dividends • Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and on December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance of a stock dividend, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of June 30, 2007 and December 31, 2006, we had excess stock of $901.7 million and $902.2 million or 1.58% and 1.69% of our total assets.

To meet Finance Board conditions for the acceptance of our business plan, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision.

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006. The waiver contained dividend limitations imposed by our Board as a condition to the Finance Board’s acceptance in 2005 of our business plan. The dividend limitation identified in the waiver generally provides that dividend payments may not exceed 50.0% of year-to-date GAAP net income. For additional information on the parameters of the dividend waiver, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Resources – Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” of our 2006 annual report on Form 10-K.

The dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision removing such limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

In April 2007, pursuant to the waiver received from the Director of the Office of Supervision in December 2006, our Board declared dividends of $0.15 per share on our Class B stock and $1.29 per share on our Class A stock based upon the average amount of such stock held during the first quarter of 2007. The dividends were paid in May 2007.

• Mandatorily Redeemable Class B Stock • As of June 30, 2007 and December 31, 2006, we had $82.3 million and $69.2 million in Class B stock subject to mandatory redemption with payment subject to a five-year waiting period from the time of the request with 21 and 16 members and former members. These amounts have been classified as “mandatorily redeemable Class B stock” in the Statements of Condition.

• Capital Concentration • Two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N.A., held collectively 37.8% and 38.0% of our total outstanding Class A and Class B stock, including mandatorily redeemable Class B stock, as of June 30, 2007 and December 31, 2006. See Note 9 for additional information. No other member held more than 10% of our outstanding Class A and Class B stock and mandatorily redeemable Class B stock as of these dates.

Note 7. Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 16 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

For the six months ended June 30, 2007 and 2006, we recorded a $4.7 million net loss and a $2.5 million net gain on derivatives and hedging activities in other income. The $4.7 million net loss for the six-month period ended June 30, 2007 was comprised of a $3.8 million net loss on fair value hedges and a $916,000 net loss on economic hedges. The $2.5 million net gain for the six-month period ended June 30, 2006 was comprised of a $2.3 million net gain on fair value hedges and a $243,000 net gain on economic hedges. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the six months ended June 30, 2007 and 2006.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007		As of December 31, 2006
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$35,164,870	$(137,348)	$31,486,621	$(120,698)
Economic	1,145,950	(197)	1,172,450	137
Interest-rate cap/floor
Fair value	140,000	980	140,000	1,085
Economic	450,000	591	450,000	1,299

Total	$36,900,820	(135,974)	$33,249,071	(118,177)

Accrued interest		296,568		218,231

Net derivative balances		$160,594		$100,054

Derivative balances
Assets		$186,203		$146,900
Liabilities		(25,609)		(46,846)

Net derivative balances		$160,594		$100,054

The fair values of embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $84,000 in unrealized net loss related to $370.0 million in consolidated obligation bonds outstanding as of June 30, 2007. This compares to $193,000 in unrealized net loss related to $530.0 million in consolidated obligation bonds outstanding as of December 31, 2006.

Note 8. Estimated Fair Value

For accounting policies and additional information concerning estimated fair values, see Note 17 in our 2006 Audited Financials and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

• Fair Value Summary Table • The following tables summarize the carrying value and estimated fair values of our financial instruments as of June 30, 2007 and December 31, 2006.

As of June 30, 2007	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,387	$		$1,387
Interest-bearing deposits	3,307,000		379	3,307,379
Securities purchased under agreements to resell	300,000			300,000
Federal funds sold	7,420,000		(486)	7,419,514
Held-to-maturity securities	11,199,350		(223,270)	10,976,080
Advances	28,141,074		22,191	28,163,265
Mortgage loans held for portfolio	5,993,386		(335,781)	5,657,605
Accrued interest receivable	321,806			321,806
Derivative assets	186,203			186,203

Total Financial Assets	$56,870,206			$56,333,239

Financial Liabilities
Deposits	$(1,047,716)		$11	$(1,047,705)
Consolidated obligations:
Discount notes	(4,266,040)		1,228	(4,264,812)
Bonds	(48,565,713)		210,776	(48,354,937)
Accrued interest payable	(604,685)			(604,685)
Derivative liabilities	(25,609)			(25,609)
Mandatorily redeemable Class B stock	(82,345)			(82,345)

Total Financial Liabilities	$(54,592,108)			$(54,380,093)

Other
Commitments to extend credit for advances	$(956)	$		$(956)
Commitments to issue consolidated obligation bonds			(60)	(60)

As of December 31, 2006	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,119	$		$1,119
Interest-bearing deposits	2,165,000		(35)	2,164,965
Federal funds sold	2,832,000		(12)	2,831,988
Held-to-maturity securities	13,687,909		(213,788)	13,474,121
Advances	27,960,994		41,687	28,002,681
Mortgage loans held for portfolio	6,366,648		(195,971)	6,170,677
Accrued interest receivable	323,342			323,342
Derivative assets	146,900			146,900

Total Financial Assets	$53,483,912			$53,115,793

Financial Liabilities
Deposits	$(1,003,960)		$12	$(1,003,948)
Consolidated obligations:
Discount notes	(1,495,861)		541	(1,495,320)
Bonds	(48,040,715)		122,595	(47,918,120)
Accrued interest payable	(567,585)			(567,585)
Derivative liabilities	(46,846)			(46,846)
Mandatorily redeemable Class B stock	(69,222)			(69,222)

Total Financial Liabilities	$(51,224,189)			$(51,101,041)

Other
Commitments to extend credit for advances	$(1,020)	$		$(1,020)
Commitments to issue consolidated obligation bonds			296	296

Note 9. Transactions with Related Parties and other FHLBanks

• Transactions with Members • We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. In addition, certain former members that have outstanding transactions with us, such as advances, are also required to maintain their investment in our capital stock until the transactions mature or are paid off and the capital stock is redeemed. Virtually all our advances are issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. Such transactions with members are entered into in the normal course of business. In instances where a member also has an officer or director who is a director of the Seattle Bank, transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board. For purposes of these financial statements, we define related parties as those members with Class A and Class B stock outstanding in excess of 10% of our total outstanding Class A and Class B stock and mandatorily redeemable Class B stock.

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

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates and former members and their affiliates as of June 30, 2007 and December 31, 2006.

Outstanding Transactions	As of June 30, 2007	As of December 31, 2006
(in thousands)
Assets
Cash	$197	$356
Interest-bearing deposits	314,000
Federal funds sold	606,000
Held-to-maturity securities	1,904,844	1,712,166
Advances *	28,077,887	27,907,730
Mortgage loans held for portfolio	5,987,756	6,361,091
Accrued interest receivable	201,256	208,659
Derivative assets	108,440	66,346

Total Assets	$37,200,380	$36,256,348

Liabilities
Deposits	$1,022,261	$985,000
Mandatorily redeemable Class B stock	67,978	59,269
Derivative liabilities	19	116

Total liabilities	$1,090,258	$1,044,385

Other
Notional amount of derivatives	$13,760,589	$10,154,274
Letters of credit	$152,869	$135,627

*	Includes the effect of associated derivatives with members or their affiliates.

For the Six Months Ended June 30,	2007	2006
(in thousands)
Interest Income
Advances *	$698,835	$545,593
Prepayment fees on advances	2,167	422
Interest-bearing deposits	1,103	4,149
Federal funds sold	16,670	10,944
Held-to-maturity securities	47,376	45,208
Mortgage loans held for portfolio	154,644	185,169

Total interest income	920,795	791,485

Interest Expense
Deposits	21,810	14,920
Consolidated obligations *	6,032	3,410
Mandatorily redeemable Class B stock	241

Total interest expense	28,083	18,330

Net Interest Income	$892,712	$773,155

Other Income (Loss)
Service fees	814	883
Net loss on derivatives and hedging activities	(6,571)	(637)
Other income (loss)	(27)	81

Total other income (loss)	$(5,784)	$327

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Certain Members • The following tables set forth information at the dates and for the periods indicated with respect to the Seattle Bank’s transactions with:

•	members and former members holding more than 10% of the outstanding shares of our capital stock at each respective period end;

•	members or former members with a representative serving on our Board of Directors at any time during the respective dates or during the respective periods; and

•	affiliates of the foregoing members or former members.

Transactions with Certain Members	As of June 30, 2007	As of December 31, 2006
(in thousands)
Assets
Cash	$197	$356
Federal funds sold	332,000
Held-to-maturity securities	304,206	366,799
Advances *	18,286,697	18,923,425
Mortgage loans held for portfolio	5,433,230	5,770,420
Accrued interest receivable	146,804	163,115
Derivative assets	32,274	12,106

Total Assets	$24,535,408	$25,236,221

Liabilities
Deposits	13,633	33,412

Total liabilities	$13,633	$33,412

Other
Notional amount of derivatives	$2,359,900	$808,650
Letters of credit	$6,579	$10,594

*	Includes the effect of associated derivatives with members or their affiliates.

For the Six Months Ended June 30,	2007	2006
(in thousands)
Interest Income
Advances *	$442,792	$347,714
Federal funds sold	7,051	7,811
Held to maturity securities	9,187	9,555
Mortgage loans held for portfolio	144,780	167,961

Total interest income	603,810	533,041

Interest Expense
Deposits	556	769
Consolidated obligations *	(565)	400

Total interest expense	(9)	1,169

Net Interest Income	$603,819	$531,872
Other Income (Loss)
Net loss on derivatives and hedging activities	(2,162)	(42)
Other income (loss)	10	(16)

Total other income (loss)	$(2,152)	$(58)

*	Includes the effect of associated derivatives with members or their affiliates.

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

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of June 30, 2007 and December 31, 2006. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were approximately $953.1 billion and $947.3 billion as of June 30, 2007 and December 31, 2006.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2007 or in the year ended December 31, 2006.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $37.6 million and $46.2 million, as of June 30, 2007 and December 31, 2006. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $152.9 million and $135.6 million as of June 30, 2007 and December 31, 2006 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2008. Total commitments for bond purchases were $66.0 million as of June 30, 2007 and $68.9 million as of December 31, 2006.

As of June 30, 2007 and December 31, 2006, we had no investments that had been traded but not settled. We had entered into agreements to issue $655.0 million and $850.0 million par value of consolidated obligation bonds as of June 30, 2007 and December 31, 2006. We had no agreements outstanding to issue consolidated obligation discount notes as of June 30, 2007 and December 31, 2006.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	a significant change in interest rates;

•	withdrawal of one or more large members or significant decreases in business from large members, or consolidation among our members;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments, or our failure to effectively hedge these instruments;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	our members’ willingness to do business with us despite limitations on our payment of dividends and continuing restrictions on repurchases of excess Class B stock;

•

effects of the late 2006 amendments to our capital plan, as amended, which we refer to as our Capital Plan, including amendments regarding the creation of an excess stock pool and authorization of Class A stock to support new advances;

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

•

events such as terrorism, natural disasters, or other catastrophic events that could disrupt the financial markets where we obtain funding, our borrowers’ ability to repay advances, the value of the collateral that we hold, or our ability to conduct business in general.

These cautionary statements apply to all related forward-looking statements, wherever they appear in this report. We do not undertake to update any forward-looking statements that we make in this report or that we may make from time to time.

Overview

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa, Guam, and the Northern Mariana Islands. All federally insured depository institutions and insurance companies engaged in residential housing finance and community financial institutions located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans, or advances, to our members and eligible housing associates. We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program, or AHP, and a number of other community investment programs.

Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks.

Recent Developments

In February 2007, Mr. James E. Gilleran, our president and chief executive officer, announced his resignation effective April 30, 2007, and our Board of Directors, or Board, appointed Mr. Richard M. Riccobono as our president and chief executive officer effective May 1, 2007.

On July 26, 2007, the Board declared a $1.31 per share dividend on average Class A stock outstanding during the second quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the second quarter of 2007. The dividends will be paid prior to the end of the third quarter of 2007.

On July 26, 2007, Mark R. Szczepaniak, executive vice president and chief financial officer, tendered his resignation effective August 31, 2007. Mr. Szczepaniak is leaving the Seattle Bank to pursue an opportunity at another institution.

As of August 9, 2007, our advances outstanding have increased by $3.9 billion, of which 97.0% have maturities after September 30, 2007. We believe this increase is primarily due to our members turning to us for funding, as a result of recent volatility in the capital markets.

Quarterly Summary

This discussion and analysis reviews our financial condition as of June 30, 2007 and December 31, 2006 and our results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with our 2006 annual report on Form 10-K, including “Part II. Item 8. Financial Statements and Supplementary Data” and “Item 1. Financial Statements” in this report.

As of June 30, 2007, we had total assets of $56.9 billion, total deposits of $1.0 billion, and retained earnings of $112.2 million, compared to total assets of $53.5 billion, total deposits of $1.0 billion, and retained earnings of $92.4 million as of December 31, 2006. The increase in assets primarily resulted from reducing our capital-to-assets ratio to a target of 4.10% during the first quarter 2007 from a target of 4.30% during 2006, in order to more fully use our capital and increase net interest income.

The Seattle Bank’s net income increased by $12.1 million and $14.7 million, to $14.6 million and $25.2 million for the three and six months ended June 30, 2007, compared to the same periods in 2006. The increases in net income for the three- and six-month periods were primarily due to an increase in net interest income resulting from reinvesting proceeds from maturing low-yielding investments, including among others, the consolidated obligations of other FHLBanks, into higher-yielding short-term investments such as federal funds.

Our financial condition as of June 30, 2007 and operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2007 or any future dates or periods.

We expect to increase our advance balance and our interest income from advances through continued use of differential pricing, introduction of additional advance product offerings, and members’ use of certain changes to our Capital Plan that were adopted to encourage increased advance activity. Advance balances will vary from time to time as a result of changes in member demand, changes in market conditions, and other factors. Assuming future growth in our advances and a substantially unchanged interest-rate environment, we anticipate continued improvement in net income for the remainder of 2007 and later years.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated:

Selected Financial Data	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006		June 30, 2006
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$56,902	$56,474	$53,515		$53,491		$53,189
Cash and investments (1)	22,227	24,190	18,686		19,423		19,143
Advances	28,141	25,653	27,961		27,156		26,936
Mortgage loans held for portfolio	5,993	6,188	6,367		6,557		6,774
Deposits and other borrowings	1,048	1,076	1,004		876		890
Primary obligations on consolidated obligations	52,832	52,419	49,537		49,657		49,388
Affordable Housing Program (AHP)	21	21	23		24		26
Payable to Resolution Funding Corporation (REFCORP)	4	3	2		2		1
Class B, B(1), and B(2) stock - putable	2,140	2,131	2,141		2,136		2,135
Total capital	2,251	2,230	2,231		2,225		2,214

Statements of Income
(for the three-month period ending)
Interest income	$723	$691	$670		$664		$619
Net interest income	36	28	21		22		14
Other income (loss)	(5)	(3)					1
Other expense	11	11	12		10		11
Income before AHP and REFCORP assessments	20	14	9		12		3
AHP and REFCORP assessments	5	4	2		3		1
Net income	15	11	7		9		2

Dividends
(for the three-month period ending)
Dividends paid in cash	$3	$2	$2	$		$
Annualized dividend rate
Class A stock	5.25%	N/A	N/A		N/A		N/A
Class B, B(1), and B(2) stock - putable	0.60%	0.40%	0.10%		N/A		N/A
Dividend payout ratio	21.90%	20.20%	34.60%		N/A		N/A

Financial Statistics
(for the three-month period ending)
Return on average equity	2.61%	1.93%	1.10%		1.63%		0.45%
Return on average assets	0.10	0.08	0.05		0.07		0.02
Equity-to-assets ratio (2)	4.10	4.17	4.30		4.30		4.30
Total capital-assets ratio (3)	4.10	4.10	4.30		4.29		4.29
Net interest margin (4)	0.26	0.21	0.16		0.17		0.10

(1)	Investments include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Equity-to-assets ratio is average capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total average assets.

(3)	Total capital-to-assets ratio is capital stock, including mandatorily redeemable stock plus retained earnings, divided by the total assets at the end of the period.

(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The composition of our assets changed during the first six months of 2007 from year-end 2006, primarily due to an increase in our short-term investments as a result of lowering our capital-to-assets ratio to a target of 4.10% from a target of 4.30% in order to more fully use our capital to earn interest income while maintaining liquidity to fund advances. We seek to continue to increase our advances by using differential pricing, offering additional advance products, offering the purchase of Class A stock with a six-month redemption period, and, for a limited time, permitting the use of an excess stock pool to support additional advances. Over time, we expect our advances to increase, our mortgage loan portfolio to decrease as mortgage loans are paid off due to our exit from the Mortgage Purchase Program, or MPP, and our investments to decrease as a percentage of our total assets, although these balances will vary from time to time as a result of changes in member demand, changes in market conditions, and other factors.

The following table summarizes our total assets by major asset classes, as of the dates indicated.

Asset Classes as a Percentage of Total Assets	As of June 30, 2007	As of December 31, 2006
(in percentages)
Advances	49.5	52.2
Investments	39.1	34.9
Mortgage loans held for portfolio	10.5	11.9
Other assets	0.9	1.0

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. We also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. Restrictions on our ability to repurchase our Class B stock prior to the end of the five-year redemption period and limitations on our ability to pay dividends on our capital stock have reduced our members’ willingness to purchase our stock and, therefore, have limited the amount of capital we receive from the issuance of stock.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of June 30, 2007, we had net unrealized market value losses of $325.0 million. Because of these net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was 85.6% as of June 30, 2007. Our net unrealized market value losses increased from $245.0 million reported as of December 31, 2006, largely due to a significant increase in the unrealized market value losses of our mortgage loans held for portfolio, partially offset by an increase in unrealized market value gains of our consolidated obligations.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by $180.1 million, to $28.1 billion, as of June 30, 2007, compared to December 31, 2006. For the three and six months ended June 30, 2007, new advances totaled $19.9 billion and $38.2 billion, while maturing advances totaled $17.4 billion and $37.9 billion. This level of activity was lower than that of the same periods of 2006, when new advances totaled $31.9 billion and $54.0 billion and maturing advances totaled $26.9 billion and $48.5 billion due primarily to decreased advances business with one of our largest members.

As of June 30, 2007, five members held 70.3% of our outstanding advances compared to 69.5% as of December 31, 2006. Two of these members, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., had advances totaling 56.4% of the par value of our outstanding advances as of June 30, 2007 (Bank of America Oregon, N.A. with 37.6% and Washington Mutual Bank, F.S.B. with 18.8%) compared to those members holding 56.8% as of December 31, 2006 (Bank of America Oregon, N.A. with 36.0% and Washington Mutual Bank, F.S.B. with 20.8%). No other borrower held over 10% of our outstanding advances as of June 30, 2007 or December 31, 2006. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. As we refocus our business on our advances, we expect that the concentration of advances with our largest borrowers will remain significant for at least the remainder of 2007 and several years beyond.

As of June 30, 2007, 62.6% of the par value of our advance portfolio had a remaining term to maturity of one year or less, compared to 57.7% as of December 31, 2006, primarily due to short-term advance activity with our largest members. The percentage of variable interest-rate advances as a portion of our total advance balance as of June 30, 2007 increased to 55.5%, compared to 43.5% as of December 31, 2006, primarily due to the first quarter decrease in fixed interest-rate advances and their subsequent replacement with a higher percentage of variable interest-rate advances held by one of our largest members. The total weighted-average interest rate on our advance portfolio as of June 30, 2007 and December 31, 2006, was 5.15% and 5.14%, reflecting the lack of movement of interest rates during the first six months of 2007.

For additional information on advances see Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data” of our annual report on Form 10-K and Note 3 in “Item 1. Financial Statements” in this report.

Member Demand for Advances. Many factors affect the demand for advances, including changes in interest rates and changes in member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. The Seattle Bank’s pricing alternatives include: differential pricing, advance window daily market pricing, and auction funding, through which borrowers can generally save five basis-points or more, but which is offered only two times per week and for limited terms. Excluding cash management advances, for the six months ended June 30, 2007, the amount of differentially priced advances accounted for 72.3% of new advances, compared to 79.5% for the year ended December 31, 2006. The decrease in differentially priced advances was primarily due to the reduction in short-term advance volumes during the first quarter of 2007 with our largest members. Excluding cash management advances, the amount of window advances and auction-priced advances accounted for 17.7% and 10.0% of the advances made for the six months ended June 30, 2007, compared to 10.0% and 10.5% of advances made for 2006.

We believe that the use of differential pricing gives us greater flexibility to compete with regard to interest rates for more advance business. This means that interest rates on advances may be lower for some members than for others in order to be competitive with lower interest rates available to those members that have alternative funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. We believe that the use of differential pricing has helped to increase our advance balance since 2005 and will continue to do so in the future.

The demand for advances may be affected by the manner in which we may pay dividends on the stock our members are required to purchase in connection with such advances and any applicable restrictions on their ability to have that stock redeemed or repurchased by us that may be in effect on the date of redemption or repurchase. During the first six months of 2007 and in 2006, demand for advances, particularly those that required new stock purchases, was limited as a result of our action in May 2005 to suspend the declaration or payment of dividends and to suspend the repurchase of Class B stock prior to the end of the statutory five-year redemption period, without prior approval of the Finance Board’s Director of the Office of Supervision in each case. We believe that our resumption of quarterly dividend payments in December 2006 pursuant to a waiver from the Director of the Office of Supervision may contribute to increased advances, particularly those that may require new stock purchases.

In December 2006, we implemented a number of amendments to our Capital Plan, including the creation of an excess stock pool and Class A stock. The excess stock pool allows a member, for new or renewing advance activity with terms consistent with the capital plan, to satisfy its total stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. We believe that the creation of the excess stock pool and a Class A stock with a six-month redemption feature will contribute to the continued growth of our advance portfolio, notwithstanding the current restrictions relating to our repurchase of Class B stock and limitations on the payment of dividends, because members will have greater borrowing and investment flexibility. As of June 30, 2007, 15 of our members were using stock from the excess stock pool to support $2.9 billion in additional advances.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2007 and December 31, 2006, we had advances of $15.9 billion outstanding to two members, which represented 56.4% and 56.8% of our total advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

Investments

We maintain a portfolio of short-term investments and a portfolio of long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations.

The following table summarizes our investments, both short- and long-term, as of the dates indicated.

Short- and Long-Term Investments	As of June 30, 2007	As of December 31, 2006
(in thousands)
Short-Term Investments
Federal funds sold	$7,420,000	$2,832,000
Interest-bearing deposits	3,307,000	2,165,000
Securities purchased under agreements to resell	300,000
Commercial paper	99,824

Total short-term investments	$11,126,824	$4,997,000

Long-Term Investments
Other FHLBanks’ consolidated obligations	3,024,967	4,224,959
Mortgage-backed securities	6,768,839	6,613,347
Other U.S. agency obligations	109,599	146,298
Government-sponsored enterprise obligations	1,185,893	2,691,238
State or local housing agency obligations	10,228	12,067

Total long-term investments	$11,099,526	$13,687,909

Total investments	$22,226,350	$18,684,909

During 2006, we significantly reduced our short-term investments as our advance balance increased. During the first six months of 2007, we increased our short-term investments in order to more fully use our capital and provide liquidity to fund advances while staying within our minimum operating capital-to-assets ratio of 4.05%, which was approved by our Board in January 2007. Going forward, we expect to continue to manage our business to a capital-to-assets ratio of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary from our target. We expect over time that as our advance balance increases, our short-term investments, primarily federal funds, will decline as a percentage of our total assets.

As of June 30, 2007 and December 31, 2006, we held $7.3 billion and $10.5 billion, in held-to-maturity investments with unrealized losses of $238.5 million and $238.6 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of June 30, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates and widening credit spreads. Based on the creditworthiness of the issuers and underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 2 in “Item 1. Financial Statements” in this report for tables summarizing the held-to-maturity securities with unrealized losses as of June 30, 2007 and December 31, 2006.

Consolidated Obligations of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligation bonds of $3.0 billion as of June 30, 2007 represented a decrease of $1.2 billion from our investment in such bonds as of December 31, 2006. The decrease was primarily due to sales and maturities of certain of these consolidated obligation bonds during the first quarter of 2007.

Mortgage-Backed Securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Our investment in mortgage-backed securities represented 289.9% and 287.2% of our regulatory capital as of June 30, 2007 and December 31, 2006. Mortgage-backed securities as of June 30, 2007 and December 31, 2006, included $785.3 million and $1.0 billion in Federal Home Loan Mortgage Corporation, or Freddie Mac, mortgage-backed securities and $849.3 million and $758.1 million of investments in Federal National Mortgage Association, or Fannie Mae, mortgage-backed securities. The remaining investment in mortgage-backed securities is rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s Investor Services, or Moody’s, and Standard & Poor’s.

Government-Sponsored Enterprises (GSEs). Our held-to-maturity investments in GSEs, excluding our investments in consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $406.0 million and $908.5 million and Freddie Mac securities totaled $481.0 million and $1.5 billion, as of June 30, 2007, and December 31, 2006. These securities represented 4.0% and 12.8% of total investments as of such dates. The decrease in GSE debt securities as of June 30, 2007, compared to December 31, 2006, is primarily due to maturities of such securities. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.7 billion and $6.0 billion in conventional mortgage loans and $259.9 million and $292.1 million in government-insured mortgage loans as of June 30, 2007 and December 31, 2006. The decrease during the six months ended June 30, 2007 was due to our receipt of $369.6 million in principal payments. As a result of our decision to exit the MPP, we ceased entering into new master commitment contracts in 2005 and terminated all open contracts.

As of June 30, 2007, 86.5% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio, as of the dates indicated.

Mortgage Loan Portfolio Activity	As of June 30, 2007	As of December 31, 2006
(in thousands, except percentages and FICO scores)
Mortgage loan par balance, beginning of period	$6,336,632	$7,182,542
Mortgage loans transferred to real estate owned	(170)	(373)
Maturities and principal amount received	(369,586)	(845,537)

Mortgage loan par balance at period end	5,966,876	6,336,632

Mortgage loan net premium balance, beginning of period	30,016	33,065
Net premium recovery from repurchases	(9)	(92)
Net premium amortization	(3,497)	(2,957)

Mortgage loan net premium balance at period end	26,510	30,016

Total mortgage loans held for portfolio	$5,993,386	$6,366,648

Premium balance as a percent of mortgage loan par amounts	0.44%	0.47%
Average FICO score* at origination	746	745
Average loan-to-value ratio at origination	64.49%	64.81%

*	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of June 30, 2007 and December 31, 2006, we held derivative assets, including associated accrued interest receivable and payable, of $186.2 million and $146.9 million and derivative liabilities of $25.6 million and $46.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements in the six months ended June 30, 2007.

The notional amount of interest-rate exchange agreements increased by $3.7 billion, to $36.9 billion, as of June 30, 2007, compared to December 31, 2006. The increase was primarily related to our increased use of interest-rate exchange agreements to lower our cost of funds and reduce our interest-rate risk. For additional information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Obligations

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf for which we are the primary obligor. As of June 30, 2007, Standard and Poor’s and Moody’s Investor Service’s outlooks for the Seattle Bank were stable. For additional information on consolidated obligations, see “Part I. Item 1. Business – Debt Financing – Consolidated Obligations” in our 2006 annual report on Form 10-K.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated discount notes increased by $2.8 billion as of June 30, 2007 compared to December 31, 2006, primarily to finance short-term investments that were purchased in accordance with our strategy of managing our business to a target capital-to-assets ratio of 4.10%.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $48.8 billion and $48.2 billion as of June 30, 2007 and December 31, 2006.

Our callable debt increased by $1.1 billion as of June 30, 2007, to $25.6 billion, compared to December 31, 2006, primarily due to growth in our structured funding portfolio. We use structured funding, consisting of interest-rate swapped consolidated obligation bonds which may contain option features, to reduce our funding cost and manage our liquidity. The relative increase in our use of callable debt reflects more favorable pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated discount notes.

During the three and six months ended June 30, 2007, we called $2.8 billion and $8.9 billion in fixed interest-rate consolidated obligations with weighted-average interest-rates of 5.47% and 5.46%, and cancelled the associated interest-rate agreements, resulting in a net loss of $526,000 and $199,000. During the three-month and six-month period ended June 30, 2007, we extinguished $9.9 million in callable consolidated obligations, which resulted in a gain of $371,000. In the three months and six months ended June 30, 2006, we extinguished $175.2 million in fixed-rate debt with a weighted-average interest rate of 6.15%. This extinguishment resulted in a net gain of $1.7 million on the consolidation obligations.

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

Capital Resources

Our capital resources increased $19.3 million for the six months ended June 30, 2007, from December 31, 2006. The increase for the six months ended June 30, 2007 was driven primarily by changes in the amount of our retained earnings.

Seattle Bank Stock. In December 2006, we amended our Capital Plan to allow for, among other things, the creation of: (i) a single Class B stock, (ii) a Class A stock, which may be used to satisfy a member’s activity-based stock purchase requirement and may be redeemed upon six months’ notice, and (iii) an excess stock pool, which may be used to support certain additional advances without requiring a member to purchase additional stock.

Prior to our implementation of the December 2006 amendments to our Capital Plan, the Seattle Bank had two classes of capital stock, Class B(1) stock and Class B(2) stock. In December 2006, our Class B(1) stock and Class B(2) stock were converted into a single Class B stock. As with the previous classes of Class B stock, Class B stock can be issued, redeemed, and repurchased only at par value, $100 per share. Class B stock is generally redeemable five years after written notice from the member. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of June 30, 2007 and December 31, 2006, our Class B stock totaled $2.2 billion, with $284.8 million and $207.5 million in Class B stock redemption requests and requests to withdraw from membership. All of the Class B stock related to member withdrawals has been classified as mandatorily redeemable Class B stock in our Statements of Condition.

As of June 30, 2007, the balance of our Class A stock was $485,000. As of June 30, 2007, the Seattle Bank had excess stock of $901.7 million, with 15 of our members using stock from the excess stock pool to support $2.9 billion in additional advances.

For additional information on our Capital plan amendments implemented in December 2006, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Resources – Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2006 annual report on Form 10-K.

Retained Earnings and Dividends. In general, our retained earnings represent our net income after the payment of any dividends to our members. During the six months ended June 30, 2007, our net income increased to $25.2 million, compared to $10.5 million for the same period in 2006.

Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of June 30, 2007, the Seattle Bank had excess stock of $901.7 million, or 1.58% of total assets, and is currently prohibited from issuing stock dividends.

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-, credit-, and operations-risk components. In April 2007, the Board approved a revised mechanism, which added, among other things, a component equal to one year of operating expenses, for determining the target level of retained earnings and established a new target of $138.0 million. As of December 31, 2006, the retained earnings target was set $102.0 million. We reported retained earnings of $112.2 million and $92.4 million as of June 30, 2007 and December 31, 2006.

Under a Board policy adopted in December 2006 (following a related waiver from the Finance Board’s Director of the Office of Supervision), we are limited to paying dividends no greater than 50% of our year-to-date earnings until, among other requirements, our retained earnings target has been met and the Finance Board’s Director of Supervision removes our dividend restriction. Our longer term goal is to pay members a market-based dividend, subject to applicable dividend restrictions and capital requirements. On July 26, 2007, the Board declared a $1.31 per share dividend on average Class A stock outstanding during the second quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the second quarter of 2007. The cash dividends will be paid in August 2007.

For additional information on our dividend policy, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Retained Earnings and Dividends” in our 2006 annual report on Form 10-K.

Statutory Capital Requirements. We are subject to three capital requirements. As of June 30, 2007 and December 31, 2006, we were in compliance with these statutory capital requirements. These requirements are as follows:

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

The following table presents our permanent capital and risk-based capital requirements as of June 30, 2007 and December 31, 2006.

Permanent and Risk-Based Capital Requirements	As of June 30, 2007	As of December 31, 2006
(in thousands)
Permanent Capital
Class B stock	$2,139,987	$2,140,997
Mandatorily redeemable Class B stock	82,345	69,222
Retained earnings	112,240	92,397

Permanent capital	$2,334,572	$2,302,616

Risk-Based Capital Requirement
Credit risk	159,188	140,870
Market risk	118,105	109,732
Operations risk	83,188	75,180

Risk-based capital requirement	$360,481	$325,782

Second, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio is currently set at 4.05%. Between December 2004 and January 2007, under the terms of the business plan, the Board had set our minimum capital-to-assets ratio at 4.25%.

The following table presents our capital-to-assets ratios as of June 30, 2007 and December 31, 2006.

Capital-to-Assets Ratios	As of June 30, 2007	As of December 31, 2006
(in thousands)
Minimum Board-approved capital (4.05% of total assets as of June 30, 2007 and 4.25% as of December 31, 2006)	$2,304,547	$2,274,377
Total permanent capital	2,334,572	2,302,616
Capital-to-assets ratio (total capital as a percentage of total assets)	4.10%	4.30%

Third, we are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus nonpermanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient amount of permanent capital.

The following table presents our leverage ratios as of June 30, 2007 and December 31, 2006.

Leverage Ratios	As of June 30, 2007	As of December 31, 2007
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,845,120	$2,675,737
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,502,343	3,453,922
Leverage ratio (leverage capital as a percentage of total assets)	6.16%	6.45%

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of June 30, 2007 and December 31, 2006.

Unpledged Qualifying Assets	As of June 30, 2007	As of December 31, 2006
(in thousands)
Outstanding debt	$52,831,753	$49,536,576
Aggregate qualifying assets	56,684,003	53,337,012

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or financial market disruptions. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by Standard & Poor’s or “Aaa” by Moody’s as of June 30, 2007.

As of June 30, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements.” of our 2006 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of June 30, 2007.

	As of June 30, 2007 Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$109,835	$		$		$		$109,835
Consolidated obligations	18,157,125		14,938,570		6,312,765		9,386,200	48,794,660
Consolidated obligation bonds traded not settled	230,000		280,000		30,000		115,000	655,000
Derivative liabilities	25,609							25,609
Mandatorily redeemable capital stock			64,336		18,009			82,345
Operating leases	2,659		5,835		6,197		2,629	17,320

Total contractual obligations	$18,525,228		$15,288,741		$6,366,971		$9,503,829	$49,684,769

Other Commitments
Commitments for additional advances	$30,901		$6,686	$		$		$37,587
Standby letters of credit	144,957		7,510		329		73	152,869
Standby bond purchase agreements	65,955							65,955
Unused lines of credit and other commitments	50,000							50,000

Total other commitments	$291,813		$14,196		$329		$73	$306,411

In June 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or the Contingency Agreement, effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

The Seattle Bank’s net income increased by $12.1 million and $14.7 million, to $14.6 million and $25.2 million, for the three and six months ended June 30, 2007, compared to the same periods in 2006. The increases in net income for the three- and six-month periods were primarily due to increased net interest income resulting from reinvesting proceeds from maturing low-yielding investments in consolidated obligations of other FHLBanks into higher-yielding short-term investments and decreasing our target capital-to-assets ratio to 4.10% from 4.30%. Partially offsetting the improved net interest income were net other losses on derivatives and hedging activities.

Net interest income increased by $22.4 million and $30.6 million, to $36.0 million and $64.5 million for the three and six months ended June 30, 2007, compared to the same periods in 2006, as a result of increases in short-term interest rates, which favorably impacted our short-term advance rates as well as our short-term investment rates. The $1.2 billion in funds from the maturity and sale of low-yielding consolidated obligations of other FHLBanks in the first quarter of 2007, which were reinvested in higher-yielding short-term investments, also increased net interest income.

As discussed above, as of June 30, 2007, we had a net unrealized market value loss of $325.0 million, which is not reflected in our Statement of Condition. See “— Financial Condition,” “Item 8. Financial Statements and Supplementary Data — Financial Statements” in our 2006 annual report on Form 10-K, and Note 8 of “Item 1. Financial Statements” in this report. The low-yielding investments that primarily contribute to our unrealized market value losses will continue to depress our net income in 2007 and in later years.

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

Average Balances, Interest Income and Expense, and Average Yields. The following tables present average balances and yields, and interest income and expense of our major categories of interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2007 and 2006. The tables also present interest-rate spreads between the average yield on total earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by average earning assets), for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield %	Average Balance	Interest Income/ Expense	Average Yield %
(in thousands, except percentages)
Interest-Earning Assets
Advances	$26,145,266	$350,990	5.38	$24,841,660	$307,274	4.96
Mortgage loans held for portfolio	6,098,194	76,683	5.04	6,885,753	89,046	5.19
Investments	24,023,975	295,539	4.93	21,025,337	222,707	4.25
Other interest-earning assets	911	12	5.35	1,399	18	5.12

Total interest-earning assets	$56,268,346	$723,224	5.16	$52,754,149	$619,045	4.71

Other assets	505,883			299,782

Total assets	$56,774,229			$53,053,931

Interest-Bearing Liabilities
Consolidated obligations	$52,781,111	$674,859	5.13	$49,317,299	$595,504	4.84
Deposits	938,539	12,181	5.21	626,393	7,497	4.80
Mandatorily redeemable Class B stock	82,222	165	0.80	68,201
Other borrowings	540	7	5.36	196,107	2,394	4.90

Total interest-bearing liabilities	$53,802,412	$687,212	5.13	$50,208,000	$605,395	4.84

Other liabilities	726,371			632,233
Capital	2,245,446			2,213,698

Total liabilities and capital	$56,774,229			$53,053,931

Net interest income		$36,012			$13,650

Interest-rate spread			0.03			(0.13)
Net interest margin			0.26			0.10

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield %	Average Balance	Interest Income/ Expense	Average Yield %
(in thousands, except percentages)
Interest-Earning Assets
Advances	$26,591,361	$709,725	5.38	$23,556,827	$557,496	4.77
Mortgage loans held for portfolio	6,186,443	154,773	5.05	6,995,500	180,368	5.20
Investments	22,740,623	549,897	4.88	22,100,430	460,979	4.21
Other interest-earning assets	492	13	5.35	704	18	5.12

Total interest-earning assets	$55,518,919	$1,414,408	5.14	$52,653,461	$1,198,861	4.59

Other assets	493,004			300,204

Total assets	$56,011,923			$52,953,665

Interest-Bearing Liabilities
Consolidated obligations	$52,092,019	$1,327,191	5.14	$49,107,940	$1,143,524	4.70
Deposits	870,419	22,481	5.21	675,929	15,326	4.57
Mandatorily redeemable Class B stock	79,459	241	0.61	67,441
Other borrowings	944	25	5.34	268,392	6,103	4.59

Total interest-bearing liabilities	$53,042,841	$1,349,938	5.13	$50,119,702	$1,164,953	4.69

Other liabilities	732,658			623,489
Capital	2,236,424			2,210,474

Total liabilities and capital	$56,011,923			$52,953,665

Net interest income		$64,470			$33,908

Interest-rate spread			0.01			(0.10)
Net interest margin			0.23			0.13

Both total interest income and total interest expense increased for the three and six months ended June 30, 2007, compared to the same periods in 2006 because of higher prevailing short-term interest rates and increases in advances and the debt required to fund those advances, resulting in an increase in net interest income. Net interest income also increased as a result of the replacement of certain of our low-yielding investments with higher-yielding short-term investments. We expect that our existing high-cost, long-term borrowings and our remaining low-yielding investments in consolidated obligations of other FHLBanks will continue to depress our net interest income in 2007 and in later years.

For the three and six months ended June 30, 2007, the composition of our interest-earning assets changed significantly from those of the same period in 2006, as we continued to refocus our business on advances, with the average balances of our advances and investments increasing and the average balance of our mortgage loans held for portfolio decreasing. The significant increase in advances largely reflected our increased use of differential pricing and the lowering of our members’ activity-based stock purchase requirement from 3.50% to 2.50% from April 2006 to December 2006. Effective in December 2006, the Board increased the activity-based stock purchase requirement to 4.00%. The reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Since the yield on our advances is higher than the yield on our mortgage loans held for portfolio and investments, there was an overall increase in net interest income as our mortgage loans were paid down and certain of our low-yielding investments were sold or matured and were replaced with higher-yielding investments. We expect these trends to continue as we continue to reduce our mortgage loan balance and increase our advance business.

The 100 basis-point increase in the federal funds rate between January 1, 2006 and June 30, 2007 caused a similar increase in short-term interest rates, which resulted in higher average yields on our interest-earning assets and higher average costs on our interest-bearing liabilities during the three and six months ended June 30, 2007, compared to the same periods in 2006. However, during the three and six months ended June 30, 2007, compared to the same periods in 2006, we experienced a larger increase in the average yield on our interest-earning assets than in the average cost on our interest-bearing liabilities, increasing our interest-rate spread by 16 and 11 basis points to 3 and 1 basis points, and increasing our net interest income. This improvement of our interest-rate spread primarily resulted from a reduction in the amount of our low-yielding investments due to sales and maturities of our investment in the consolidated obligations of other FHLBanks and an increase in the amount of our higher-yielding advances.

Changes in Volume and Rate. The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007 v. 2006			2007 v. 2006
	Increase (Decrease)			Increase (Decrease)
Change in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest Income
Advances	$28,084	$15,632	$43,716	$76,422	$75,807	$152,229
Investments and other	4,366	68,460	72,826	13,675	75,238	88,913
Mortgage loans held for portfolio	(7,621)	(4,742)	(12,363)	(20,368)	(5,227)	(25,595)

Total interest income	$24,829	$79,350	$104,179	$69,729	$145,818	$215,547

Interest Expense
Consolidated obligations	$25,805	$53,550	$79,355	$72,053	$111,614	$183,667
Deposits and other borrowings	(124)	2,586	2,462	(1,344)	2,662	1,318

Total interest expense	25,681	56,136	81,817	70,709	114,276	184,985

Change in net interest income	$(852)	$23,214	$22,362	$(980)	$31,542	$30,562

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

For the three and six months ended June 30, 2007, compared to the same periods in 2006, increases in net interest income were attributable to favorable changes in interest rates. The favorable change in net interest income as a result of interest-rate changes was primarily due to the reinvestment of proceeds from the sale and call of certain low-yielding investments into higher-yielding short-term investments.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Advances	$349,966	$307,196	13.9	$707,558	$557,074	27.0
Prepayment fees on advances	1,024	78	1,212.8	2,167	422	413.5

Subtotal	350,990	307,274	14.2	709,725	557,496	27.3
Investments	295,539	222,707	32.7	549,897	460,979	19.3
Mortgage loans held for portfolio	76,683	89,046	(13.9)	154,773	180,368	(14.2)
Other	12	18	(33.3)	13	18	(27.8)

Total interest income	$723,224	$619,045	16.8	$1,414,408	$1,198,861	18.0

Total interest income increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to significant increases in the volume and yield on our advance portfolio as well as a significant increase in yield on our investment portfolio. These increases were partially offset by the decreases in the volume and yield on our mortgage loans held for portfolio.

Advances. Interest income from advances increased 13.9% and 27.0% for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to significant increases in the average advance volumes and increases in interest rates. A $1.3 billion and $3.0 billion increase, representing a 5.2% and 12.9% growth in the average advance balances for the three and six months ended June 30, 2007, compared to the same periods of 2006, primarily resulted from our increased use of differential pricing for advances and our members’ use of the excess stock pool. The yield on advances increased by 42 and 61 basis points, to 5.38% for both the three and six month periods ending June 30, 2007, compared to the same periods of 2006, primarily due to significantly higher prevailing short-term interest rates, combined with our high percentage of short-term advances.

We expect to continue to increase our advance business in the future. In refocusing our business on advances, we have continued our use of differential pricing, offered additional advance products, and enhanced our marketing efforts. However, as a result of the use of differential pricing, we expect our overall advance balance to continue to be dependent upon the borrowing decisions of a few large members. We expect that our continued use of differential pricing will generate spreads similar to those earned on investments in federal funds, while we increase our advance balance. Consequently, we would not expect repayments of advances by these members to significantly affect our net interest income because we would likely invest the proceeds of any such advance repayments in federal funds.

Prepayment Fees on Advances. During the three and six months ended June 30, 2007, prepayment fee income of $1.0 million and $2.2 million primarily resulted from fees charged to borrowers that prepaid $181.9 million and $206.9 million in advances, which is partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. This is compared to $78,000 and $422,000 for the same periods in 2006 when borrowers prepaid $54.8 million and $102.5 million in advances.

Investments. Interest income from investments increased by 32.7% and 19.3% for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily resulting from a higher average investment yield as well as an increase in our average investment portfolio balance. We benefited from the significant increases in short-term interest rates that increased the yields earned on our short-term investments. For the three and six months ended June 30, 2007, the yield on the investment portfolio increased by 68 and 67 basis points due to the addition of new investments at generally higher yields than the existing investments we held or replaced.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 13.9% and 14.2% for the three and six months ended June 30, 2007, compared to the same periods in 2006. The decreases were due to a significant decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $787.6 million and $809.1 million to $6.1 billion and $6.2 billion, for the three-and six month periods ended June 30, 2007 and 2006. Contributing to the decline in interest income caused by the reduction in the average balance was a 15-basis point decrease in the average yield on mortgage loans held for portfolio for both the three and six months ended June 30, 2007, compared to the same periods in 2006. The balance of our remaining mortgage loans held for portfolio will continue to decrease as these loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Consolidated obligations	$674,859	$595,504	13.3	$1,327,191	$1,143,524	16.1
Deposits	12,181	7,497	62.5	22,481	15,326	46.7
Securities sold under agreements to repurchase	4	2,361	(99.8)	8	6,059	(99.9)
Mandatorily redeemable Class B stock and other borrowings	168	33	409.1	258	44	486.4

Total interest expense	$687,212	$605,395	13.5	$1,349,938	$1,164,953	15.9

Consolidated Obligations. Interest expense on consolidated obligations increased by 13.3% and 16.1% for the three and six months ended June 30, 2007, compared to the same periods in 2006. These increases were the result of significant increases in both the volume of borrowings and the increased interest rates during the first three and six months of 2007 and throughout 2006. The average balance of consolidated obligations increased by $3.5 billion and $3.0 billion, or 7.0% and 6.1%, from the same periods in 2006. We increased the average balance of our consolidated obligations in order to fund growth in our advance portfolio and implement our strategy of managing our business to a capital-to-assets target of 4.10% in order to more fully use our capital, while staying within our minimum capital-to-assets ratio of 4.05%. The average cost of consolidated obligations increased by 29 and 44 basis points due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced.

Deposits. Interest expense on deposits increased by 62.5% and 46.7% for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to a 41- and 64-basis point increase in the average yield paid to members and a 49.8% and 28.8% increase in the average balance of deposits. Deposit levels vary based on the interest rates paid to our members as well as our members’ liquidity levels.

Securities Sold Under Agreements to Repurchase. Interest expense decreased significantly during the three- and six-month periods ended June 30, 2007 and 2006, as we did not find it economical to utilize reverse repurchase agreements in significant volume. We consider using reverse repurchase agreements when it is economically advantageous to do so.

Mandatorily Redeemable Class B Stock and Other Borrowings. Interest expense on mandatorily redeemable Class B stock and other borrowings increased in the first three and six months of 2007, compared to the same periods in 2006, primarily due to our resumption of dividend payments in December 2006. Prior to that date, no interest expense was accrued on mandatorily redeemable stock as we were not paying dividends on our capital stock.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and six months ended June 30, 2007 and 2006.

Effect of Derivatives and Hedging on Net Interest Income	Net Change For the Three Months Ended June 30,		Net Change For the Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Increase in Interest Income
Advances	$10,772	$7,037	$20,758	$10,599
Increase in Interest Expense
Consolidated obligations	(17,908)	(26,598)	(38,528)	(40,164)

Decrease in net interest income	$(7,136)	$(19,561)	$(17,770)	$(29,565)

Our use of interest-rate exchange agreements had a net unfavorable effect on our net interest income for the three-and six-month periods ended June 30, 2007 and 2006, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term floating rates, combined with significant increases in short-term interest rates, resulted in a decrease in net interest income for the three- and six-month periods ended June 30, 2007 and 2006.

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

The following table presents the components of our other income (loss) for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Income (Loss)	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Service fees	$410	$426	(3.8)	$814	$883	(7.8)
Net (loss) on sale of held-to-maturity securities	(1,292)	(1,622)	20.3	(3,643)	(1,622)	(124.6)
Net (loss) gain on derivatives and hedging activities	(3,506)	662	(629.6)	(4,693)	2,527	(285.7)
Net (loss) gain from early extinguishment of consolidated obligation bonds	(155)	1,745	(108.9)	172	1,745	(90.1)
Other (loss), net	(143)	(80)	(78.8)	(118)	(78)	(51.3)

Total other income (loss)	$(4,686)	$1,131	(514.3)	$ (7,468)	$3,455	(316.2)

Total other income (loss) decreased by $5.8 million and $10.9 million for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to a $4.2 million and $7.2 million increase in net loss on derivatives and hedging activities and a $1.9 million and $1.6 million decline in net gains from early extinguishment of consolidated obligation bonds. In addition, there was a $2.0 million increase in net loss on sale of held-to-maturity securities for the six-month period ended June 30, 2007, compared to the same period in 2006. The significant changes are discussed in more detail below.

Net (Loss) on Sale of Held-to-Maturity Securities. During the first six months of 2007, we sold $1.2 billion of investments in consolidated obligations of other FHLBanks that were within 90 days of maturity, resulting in a net loss of $1.3 million and $3.6 million for the three- and six-month periods ended June 30, 2007.

Net (Loss) Gain on Derivatives and Hedging Activities. For the three and six months ended June 30, 2007, compared to the same periods in 2006, we had a $4.2 million and $7.2 million increase in our total net loss on derivatives and hedging activities. These increased losses are discussed below.

Consolidated Obligations. For the three and six months ended June 30, 2007, we recognized a net loss of $2.8 million and $3.7 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to net gains of $702,000 and $2.3 million for the same periods in 2006.

Economic Hedges. We held $300.0 million notional amount of interest-rate caps as of June 30, 2007 and 2006, and $150.0 million notional amount of interest-rate floors as of June 30, 2007, that are used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Our recorded gains or losses related to interest-rate caps and floors were $506,000 and $708,000 of net losses for the three and six months ended June 30, 2007, compared to $222,000 and $151,000 of net gains for the same periods in 2006.

Net Gain on Early Extinguishment of Consolidated Obligation Bonds. For the three and six months ended June 30, 2007, we recognized $155,000 in losses and $172,000 in net gains on calls and extinguishments of consolidated obligations, including the related cancellation of interest-rate exchange agreements hedging those consolidated obligations, a decrease of $1.9 million and $1.6 million compared to the same periods in 2006. We cancelled these agreements primarily as a part of our risk management strategy. See “Item 3. Qualitative and Quantitative Disclosures about Market Risk” in this report for additional information regarding our risk strategy.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Operating expenses
Compensation and benefits	$5,636	$5,504	2.4	$11,293	$11,201	0.8
Occupancy cost	1,116	1,237	(9.8)	2,482	2,178	14.0
Other operating	3,668	3,544	3.5	6,736	7,406	(9.0)
Finance Board	444	458	(3.1)	891	917	(2.8)
Office of Finance	355	318	11.6	761	693	9.8
Other	218	352	(38.1)	534	711	(24.9)

Total expense	$11,437	$11,413	0.2	$22,697	$23,106	(1.8)

Operating expenses increased by $135,000 for the three months ended June 30, 2007 and decreased by $274,000 for the six months ended June 30, 2007, compared to the same periods in 2006.

Occupancy cost primarily includes the expenses related to our leases on one office building in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost decreased in the three months ended June 30, 2007, compared to the same period in 2006, primarily due to reduced amortization on leasehold improvements. Occupancy cost increased by $304,000 for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to an expense recovery on the early payoff of one of our building leases in January 2006.

Other operating expenses decreased by $670,000 for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to decreases in professional and other contractual service fees.

Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Board and the Office of Finance, calculated through a formula based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding for the previous month for the FHLBank System as a whole.

Assessments

Our assessments for AHP and REFCORP increased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to increased net income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
AHP and REFCORP Assessments	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
AHP	$1,640	$275	496.4	$2,825	$1,157	144.2
REFCORP	3,650	619	489.7	6,296	2,620	140.3

Total assessments	$5,290	$894	491.7	$9,121	$3,777	141.5

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

Summary of Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended June 30, 2007. For accounting policies and additional information concerning, among other things, estimated fair values, see Note 1 in “Item 1. Financial Statements” of this report, Note 17 in “Part II. Item 8. Financial Statements and Supplementary Data” of our annual report on Form 10-K” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

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

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of June 30, 2007 and December 31, 2006, our market-risk measures were within our policy limits.

The following table summarizes our four primary risk measures and their respective limits and our compliance as of June 30, 2007 and December 31, 2006.

Primary Risk Measure	As of June 30, 2007	As of December 31, 2006	Risk Measure Limit
Effective duration of equity	2.00	0.96	+/-5.00
Effective convexity of equity	0.73	(1.96)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.25	1.09	+/-5.50
Market value of equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.32)%	(1.87)%	+/-4.50%
Market value of equity sensitivity
( -100 basis point shock scenario) (in percentages)	2.31%	0.06%	+/-4.50%

As of June 30, 2007, the effective duration of equity increased 1.04 and the effective convexity of equity increased 2.69, compared to December 31, 2006. The change in effective duration of equity resulted primarily from the significant extension in the duration of our mortgage portfolio relative to our callable and bullet consolidated obligation portfolios. Similarly the significant increase in convexity occurred because the negative convexity on our mortgages decreased significantly. The changes in duration were caused primarily by changes in the level and shape of the yield curve along with changes in market volatilities.

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

The total notional amount of interest-rate exchange agreements outstanding was $36.9 billion as of June 30, 2007 and $33.2 billion as of December 31, 2006. The notional amount of interest-rate exchange agreements increased during the first quarter of 2007, primarily due to increases in fair value hedges of consolidated obligations.

The notional amount of these agreements serves as a factor in determining periodic interest payments or cash flows received and paid and does not represent actual amounts exchanged or our exposure to credit or market risk. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. Notional values are not meaningful measures of the risks associated with interest-rate exchange agreements or other derivatives, which can only be meaningfully measured on a market value basis, taking into consideration the cost of replacing interest-rate exchange agreements with similar agreements from a highly-rated counterparty.

Credit-Risk Management

Credit risk is the risk of loss due to default. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances

We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We can also call for additional or substitute collateral during the life of an advance to protect our security interest. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. To ensure that the whole mortgage loans and pools of mortgage loans that we accept as collateral meet our required collateral quality levels, we periodically review such collateral. Members with a certain amount of subprime collateral are required to participate in the subprime collateral program described below.

We accept certain categories of first-lien single-family subprime mortgage loans as collateral under our subprime collateral program. Prior to being approved for this program, members must complete a separate application process, which includes a thorough assessment of their credit and collateral administration policies and procedures for subprime lending. Also, our credit department staff reviews individual subprime loans for compliance with the policies and tests for loans with predatory characteristics and compliance with our responsible lending policy. Borrowing capacity rates for approved subprime loans vary from 50% to 75% of the loans’ market value, according to loan characteristics. The market value of the subprime loans is determined regularly by a third-party expert in mortgage valuation, contracted by the Seattle Bank. The policy adopted by our Board to govern the subprime collateral program prohibits as eligible collateral: loans delinquent more than 60 days, second liens, loans with a debt-to-income ratio in excess of 49%, and non-owner occupied properties. In addition, certain state concentration limits have been established. The policies and procedures described above have sufficiently mitigated the credit risk of subprime loan collateral.

The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $599.0 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented $174.0 million of the

$28.1 billion of advances as of June 30, 2007 and $133.0 million of the $28.0 billion of advances as of December 31, 2006. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of June 30, 2007 and December 31, 2006, our unsecured credit exposure was $15.4 billion and $12.3 billion, primarily consisting of $3.0 billion and $4.2 billion of other FHLBank consolidated obligations and $7.5 billion and $2.8 billion of federal funds sold. This increase in unsecured credit exposure primarily resulted from an increase in our short-term investments, primarily federal funds sold.

Mortgage Loans Held for Portfolio

As of June 30, 2007, the Seattle Bank has never experienced a credit loss nor has our SMI provider experienced a loss claim on an MPP mortgage loan. Under the MPP, we have purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $6.0 billion and $6.3 billion as of June 30, 2007 and December 31, 2006, which comprised $259.9 million and $292.1 million in government-insured mortgage loans and $5.7 billion and $6.0 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of our business plan, we are exiting the MPP. However, we do not expect that this decision will impact the credit risk of the mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary, and believe that we have the policies and procedures in place to appropriately manage this credit risk.

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total market value of our exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of these risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements but before considering collateral, was $186.7 million and $146.9 million as of June 30, 2007 and December 31, 2006. In determining maximum credit risk, we consider accrued interest receivable and payable, and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $130.8 million and $133.5 million as of June 30, 2007 and December 31, 2006. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$3,603,680	$35,979	$		$35,979
AA	18,446,890	116,551		54,685	61,866
AA–	11,814,250	16,161			16,161
A+	3,027,000	17,992		1,209	16,783
A
Member institutions (1)	9,000

Total	$36,900,820	$186,683		$55,894	$130,789

	As of December 31, 2006
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$1,132,780	$3,134	$		$3,134
AA	11,061,155	82,672			82,672
AA–	17,021,136	28,811			28,811
A+	3,978,500	32,324		13,438	18,886
A
Member institutions (1)	55,500

Total	$33,249,071	$146,941		$13,438	$133,503

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

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of June 30, 2007, 18 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements excluding agreements in which we served as intermediaries. As of June 30, 2007, 91.8% of the total notional amount of our outstanding interest-rate exchange agreements was with 14 counterparties rated AA– or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized, 100.0% as of June 30, 2007 and December 31, 2006 of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the President and Chief Executive Officer and the Chief Financial Officer, the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The President and Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

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

Other than as disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2007, there have been no material changes to the risk factors previously disclosed in our 2006 annual report on Form 10-See the risk factors included in our 2006 annual report on Form 10-K for the year ended December 31, 2006 and our quarterly report on Form 10-Q for the quarter ended March 31, 2007 for a discussion of risks and uncertainties that may affect the Seattle Bank.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under the FHLBank Act, no matters are submitted to stockholders for a vote except the election of the Seattle Bank’s elected directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance” of our 2006 annual report on Form 10-K for a discussion of the election process. See “Item 5. Other Information” and our current report on Form 8-K filed with the SEC on May 1, 2007, for more information relating to the Finance Board’s appointment of four new public interest directors to our Board in the second quarter of 2007.

ITEM 5.	OTHER INFORMATION

On July 26, 2007, the Board elected James G. Livingston, vice president, Zions First National Bank, to fill a vacancy on Board. Mr. Livingston will serve the remainder of the term being vacated as a result of the resignation of the previous Utah elective director from the Board on May 16, 2007. Mr. Livingston will complete the existing term, which expires December 31, 2009.

On July 26, 2007, the Board declared a $1.31 per share dividend on average Class A stock outstanding during the second quarter of 2007 and a $0.15 per share dividend on average Class B stock outstanding during the second quarter of 2007. The dividends will be paid prior to the end of the third quarter of 2007.

On July 26, 2007, Mark R. Szczepaniak, executive vice president and chief financial officer, tendered his resignation, effective August 31, 2007. Mr. Szczepaniak is leaving the Seattle Bank to pursue an opportunity at another institution.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
10.1	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP) – Long Term Incentive Plans as of May 1, 2007

10.2	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP) Annual Plan for Exempt Staff and Officers as of May 1, 2007

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated: August 10, 2007
Richard M. Riccobono President and Chief Executive Officer

By:	/s/ Mark R. Szczepaniak	Dated: August 10, 2007
Mark R. Szczepaniak Executive Vice President and Chief Financial Officer

EXHIBITS

Exhibit No.	Exhibits

10.1	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP) – Long Term Incentive Plans as of May 1, 2007

10.2	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP) Annual Plan for Exempt Staff and Officers as of May 1, 2007

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.