Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Seattle
filed 2007-11-13
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of October 31, 2007, the registrant had 2,506,803 shares of Class A stock and 22,230,827 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of September 30, 2007	As of December 31, 2006
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,039	$1,119
Interest-bearing deposits	952,000	2,165,000
Federal funds sold	4,367,000	2,832,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $2,524,970 and $4,224,959) (Note 2)	11,010,277	13,687,909
Advances (Note 3)	41,425,268	27,960,994
Mortgage loans held for portfolio (Note 4)	5,807,862	6,366,648
Accrued interest receivable (Other FHLBanks: $11,384 and $51,325)	307,827	323,342
Premises and equipment, net	11,236	12,622
Derivative assets (Note 7)	270,721	146,900
Other assets	20,505	18,211

Total Assets	$64,173,735	$53,514,745

Liabilities and Capital
Liabilities
Deposits	$1,045,211	$1,003,960
Consolidated obligations, net (Note 5):
Discount notes	8,070,382	1,495,861
Bonds	51,672,648	48,040,715

Total consolidated obligations, net	59,743,030	49,536,576

Accrued interest payable	682,796	567,585
Affordable Housing Program (AHP)	22,274	22,759
Payable to REFCORP	6,717	1,541
Derivative liabilities (Note 7)	1,030	46,846
Other liabilities	34,863	34,952
Mandatorily redeemable capital stock (Note 6)	82,345	69,222

Total Liabilities	61,618,266	51,283,441

Commitments and Contingencies (Note 10)
Capital
Capital Stock ($100 par value), putable, issued and outstanding (Note 6):
Class A stock: 2,814 shares	281,374
Class B stock: 21,404 and 21,410 shares	2,140,412	2,140,997
Retained earnings	135,773	92,397
Accumulated other comprehensive loss	(2,090)	(2,090)

Total Capital	2,555,469	2,231,304

Total Liabilities and Capital	$64,173,735	$53,514,745

*	Fair values of held-to-maturity securities were $10,785,500 and $13,474,121 as of September 30, 2007 and December 31, 2006.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands)
Interest Income
Advances	$475,534	$369,587	$1,183,092	$926,661
Prepayment fees on advances	31	89	2,198	511
Interest-bearing deposits	24,831	6,024	99,644	31,182
Securities purchased under agreements to resell	337	1,315	13,236	7,686
Federal funds sold	84,615	58,286	290,087	200,806
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $24,580 and $38,899 for the three months ended September 30, 2007 and 2006; $85,137 and $128,182 for the nine months ended September 30, 2007 and 2006)	123,981	145,858	380,694	432,787
Mortgage loans held for portfolio	73,708	82,878	228,481	263,247
Loans to other FHLBanks	1	1	14	19

Total interest income	783,038	664,038	2,197,446	1,862,899

Interest Expense
Consolidated obligations	724,845	631,459	2,052,036	1,774,983
Deposits	12,403	8,694	34,884	24,020
Securities sold under agreements to repurchase	4	1,646	12	7,705
Mandatorily redeemable capital stock and other borrowings	159		417	43

Total interest expense	737,411	641,799	2,087,349	1,806,751

Net Interest Income	45,627	22,239	110,097	56,148
Other Income (Loss)
Service fees	419	407	1,233	1,290
Net loss from sale of held-to-maturity securities	(2,062)	(4,754)	(5,705)	(6,376)
Net gain (loss) on derivatives and hedging activities	3,057	(119)	(1,636)	2,408
Net gain on early extinguishment of consolidated obligations	3	4,777	175	6,522
Other (loss) gain, net	(22)	3	(140)	(75)

Total other income (loss)	1,395	314	(6,073)	3,769

Other Expense
Operating expenses:
Compensation and benefits	5,173	5,175	16,466	16,376
Other operating	4,308	3,865	13,526	13,450
Federal Housing Finance Board	444	460	1,335	1,377
Office of Finance	300	288	1,061	981
Other	212	340	746	1,052

Total other expense	10,437	10,128	33,134	33,236

Income Before Assessments	36,585	12,425	70,890	26,681
Assessments
AHP	2,999	1,014	5,824	2,171
REFCORP	6,717	2,282	13,013	4,902

Total assessments	9,716	3,296	18,837	7,073

Net Income	$26,869	$9,129	$52,053	$19,608

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

For the Nine Months Ended September 30, 2007 and 2006	Class A Stock - Putable			Class B Stock - Putable			Class B(1) Stock - Putable			Class B(2) Stock - Putable			Retained Earnings	Accumulated Other Comprehensive Income		Total Capital
	Shares	Par Value		Shares	Par Value		Shares	Par Value		Shares	Par Value
(in thousands, except annualized dividend rates)
Balance as of December 31, 2005		$			$		20,197		$2,019,731	1,128		$112,803	$68,759	$		$2,201,293
Issuance of stock							69		6,894							6,894
Transfers							(1,243)		(124,343)	1,243		124,343
Net shares classified as mandatorily redeemable capital stock							(17)		(1,658)	(13)		(1,305)				(2,963)
Net income													19,608			19,608

Balance as of September 30, 2006		$			$		19,006		$1,900,624	2,358		$235,841	$88,367	$		$2,224,832

Balance as of December 31, 2006		$		21,410		$2,140,997		$			$		$92,397		$(2,090)	$2,231,304
Issuance of stock	2,815		281,502	125		12,538										294,040
Net shares classified as mandatorily redeemable capital stock				(131)		(13,123)										(13,123)
Net income													52,053			52,053
Redemption of Class A stock	(1)		(128)													(128)
Cash dividends on stock:
Class A stock (5.25%)													(10)			(10)
Class B stock (0.53%)													(8,667)			(8,667)

Balance as of September 30, 2007	2,814		$281,374	21,404		$2,140,412		$			$		$135,773		$(2,090)	$2,555,469

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30,	2007	2006
(in thousands)
Operating Activities
Net income	$52,053	$19,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,268	78,876
Change in net fair value adjustment on derivative and hedging activities	(100,008)	(135,833)
Gain on extinguishment of debt	(175)	(6,522)
Loss on sale of held-to-maturity securities	5,705	6,376
Other	2,293	98
Net change in:
Accrued interest receivable	15,515	18,132
Other assets	179	87
Accrued interest payable	114,964	173,983
Other liabilities	4,551	(5,417)

Total adjustments	85,292	129,780

Net cash provided by operating activities	137,345	149,388

Investing Activities
Net change in:
Interest-bearing deposits	1,213,000	650,360
Securities purchased under agreements to resell		850,000
Federal funds sold	(1,535,000)	1,534,000
Premises and equipment	(907)	(1,715)
Held-to-maturity securities:
Proceeds from maturities	3,283,893	1,510,631
Proceeds from sales	1,944,295	993,624
Purchases of long-term	(2,555,716)	(1,382,316)
Advances:
Proceeds	60,058,697	77,806,648
Made	(73,464,204)	(83,536,976)
Mortgage loans held for portfolio:
Principal collections	553,452	657,333

Net cash used in investment activities	(10,502,490)	(918,411)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

For the Nine Months Ended September 30,	2007	2006
(in thousands)
Financing Activities
Net change in:
Deposits	$41,251	$75,020
Borrowings		(393,500)
Net proceeds from issuance of consolidated obligations:
Discount notes	323,052,373	277,274,514
Bonds	29,755,300	16,792,070
Payments for maturing and retiring consolidated obligations:
Discount notes	(316,507,609)	(285,045,482)
Bonds	(26,261,732)	(7,943,091)
Proceeds from issuance of capital stock	294,040	6,894
Payments for interest on mandatorily redeemable capital stock	247
Payments for repurchase/redemption of capital stock	(128)
Cash dividends paid	(8,677)

Net cash provided by financing activities	10,365,065	766,425

Net decrease in cash and cash equivalents	(80)	(2,598)
Cash and cash equivalents at beginning of period	1,119	4,124

Cash and cash equivalents at end of period	$1,039	$1,526

Supplemental Disclosures
Interest paid	$1,972,138	$1,632,768
AHP payments	$6,309	$9,121
REFCORP payments	$6,288	$119
Real estate owned	$155	$225

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1. Summary of Significant Accounting Policies and Recently Issued Accounting Standards and Interpretations

General

• Basis of Reporting • These unaudited financial statements and condensed notes should be read in conjunction with the 2006 audited financial statements and related notes, or the 2006 Audited Financials, included in the 2006 annual report on Form 10-K of the Federal Home Loan Bank of Seattle, or Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

• Use of Estimates • The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

• Reclassifications • Certain amounts in the financial statements as of December 31, 2006 and for the three and nine months ended September 30, 2006 have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2007.

Recently Issued Accounting Standards and Interpretations

• SFAS 157. Fair Value Measurements • In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received for selling an asset or paid for transferring a liability (an exit price), not the price that would be paid for acquiring the asset or received for assuming the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. To increase consistency and comparability in fair value measures, SFAS 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques, including:

•	Level 1 – observable inputs that reflect quoted prices in active markets,

•	Level 2 – inputs other than quoted prices with observable market data, and

•	Level 3 – unobservable data (e.g., an entity’s own data).

SFAS 157 requires disclosures detailing (i) the extent to which entities measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), and interim periods within those fiscal years. The Seattle Bank expects to adopt SFAS 157 on January 1, 2008. We have not yet determined the impact, if any, that the implementation of SFAS 157 will have on our results of operations, financial condition, or cash flows.

• SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities • In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 generally creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS 159 requires entities to separately display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statement of Condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for financial statements issued after November 15, 2007 (January 1, 2008 for the Seattle Bank). We have not yet determined the impact, if any, that the implementation of SFAS 159 will have on our results of operations, financial condition, or cash flows.

• FIN 39-1. Amendment of FASB Interpretation No. 39 • In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset (i) fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or (ii) the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impractical to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. We have not yet determined the impact, if any, that the implementation of FSP FIN 39-1 will have on our results of operations, financial condition, or cash flows.

Note 2. Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 6 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Major Security Types • The following table summarizes our held-to-maturity securities as of September 30, 2007 and December 31, 2006.

As of September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$97,535	$1,597	$(9)	$99,123
Government-sponsored enterprises	883,645	26,296	(11,206)	898,735
Other FHLBanks’ consolidated obligations	2,524,970		(35,040)	2,489,930
State or local housing agency obligations	8,889	25		8,914

Subtotal	3,515,039	27,918	(46,255)	3,496,702

Mortgage-Backed Securities*
Government-sponsored enterprises	1,567,703	351	(69,108)	1,498,946
Other U.S. agency obligations	5,804	103		5,907
Other	5,921,731	1,815	(139,601)	5,783,945

Subtotal	7,495,238	2,269	(208,709)	7,288,798

Total	$11,010,277	$30,187	$(254,964)	$10,785,500

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$146,298	$3,073	$		$149,371
Government-sponsored enterprises	2,691,238	21,697		(33,725)	2,679,210
Other FHLBanks’ consolidated obligations	4,224,959			(73,113)	4,151,846
State or local housing agency obligations	12,067	77			12,144

Subtotal	7,074,562	24,847		(106,838)	6,992,571

Mortgage-Backed Securities*
Government-sponsored enterprises	1,779,877	689		(71,052)	1,709,514
Other U.S. agency obligations	6,963	102			7,065
Other	4,826,507	2,637		(64,173)	4,764,971

Subtotal	6,613,347	3,428		(135,225)	6,481,550

Total	$13,687,909	$28,275		$(242,063)	$13,474,121

*	The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $31.3 million and $35.7 million as of September 30, 2007 and December 31, 2006.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of September 30, 2007, we did not have any securities pledged as collateral to broker-dealers which they cannot sell or repledge.

As of September 30, 2007 and December 31, 2006, we held $375.6 million and $366.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock, or members with a representative serving on our Board of Directors, or Board. For additional information see Note 9.

• Other Federal Home Loan Banks’ Consolidated Obligations • The following table details our consolidated obligations of other FHLBanks by primary obligor as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007				As of December 31, 2006
Other FHLBanks’ Consolidated Obligations	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Boston	$		$		$450,000	$449,419
FHLBank of Des Moines		1,879,970		1,853,421	1,879,959	1,830,756
FHLBank of San Francisco		645,000		636,509	1,895,000	1,871,671

Total		$2,524,970		$2,489,930	$4,224,959	$4,151,846

• Temporary Impairment • The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007 and December 31, 2006.

	Less than 12 months		12 months or more		Total
As of September 30, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Other U.S. agency obligations	$2,389	$(9)	$	$	$2,389	$(9)
Government-sponsored enterprises			484,534	(11,206)	484,534	(11,206)
Other FHLBanks’ consolidated obligations			2,489,930	(35,040)	2,489,930	(35,040)

Subtotal	2,389	(9)	2,974,464	(46,246)	2,976,853	(46,255)

Mortgage-Backed Securities
Government-sponsored enterprises	7,251	(50)	1,413,967	(69,058)	1,421,218	(69,108)
Other	3,069,833	(78,505)	2,014,229	(61,096)	5,084,062	(139,601)

Subtotal	3,077,084	(78,555)	3,428,196	(130,154)	6,505,280	(208,709)

Total	$3,079,473	$(78,564)	$6,402,660	$(176,400)	$9,482,133	$(254,964)

	Less than 12 months		12 months or more		Total
As of December 31, 2006	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Non-Mortgage-Backed Securities
Government-sponsored enterprises	$	$	$2,269,882	$(33,725)	$2,269,882	$(33,725)
Other FHLBanks’ consolidated obligations			4,151,846	(73,113)	4,151,846	(73,113)

Subtotal			6,421,728	(106,838)	6,421,728	(106,838)

Mortgage-Backed Securities
Government-sponsored enterprises			1,601,347	(71,052)	1,601,347	(71,052)
Other	318,767	(3,454)	2,432,972	(60,719)	2,751,739	(64,173)

Subtotal	318,767	(3,454)	4,034,319	(131,771)	4,353,086	(135,225)

Total	$318,767	$(3,454)	$10,456,047	$(238,609)	$10,774,814	$(242,063)

The gross unrealized losses on the held-to-maturity portfolio as of September 30, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates. As of September 30, 2007, 190 of our investment positions had gross unrealized losses totaling $255.0 million, with the total estimated fair value of these positions approximating 97.4% of their carrying value. Of these 190 positions, 123 positions had gross unrealized losses for at least 12 months. As of December 31, 2006, 149 of our investment positions had gross unrealized losses totaling $242.1 million, with the total estimated fair value of these positions approximating 97.8% of their carrying value. Of these 149 positions, 139 positions had gross unrealized losses for at least 12 months.

We reviewed our investment security holdings as of September 30, 2007 and December 31, 2006, and determined that all unrealized losses reflected above were temporary, based in part on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

• Losses on the Sale of Held-to-Maturity Securities • We recorded net realized losses of $2.1 million and $5.7 million during the three and nine months ended September 30, 2007 and $4.8 million and $6.4 million on sales of held-to-maturity securities during the three and nine months ended September 30, 2006. The proceeds received of $1.9 billion and $1.0 billion on the sales of held-to-maturity securities in the first nine months of 2007 and 2006 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3. Advances

For accounting policies and additional information concerning advances, see Note 7 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Redemption Terms • We had advances outstanding, including Affordable Housing Program, or AHP, advances, at interest rates ranging from 1.78% to 8.62% as of September 30, 2007 and December 31, 2006. As of September 30, 2007 and December 31, 2006, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted average interest rate of our advances by term to maturity.

	As of September 30, 2007		As of December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$23,056,311	5.39	$16,139,522	5.24
Due in one year through two years	11,542,017	5.31	6,425,043	5.21
Due in two years through three years	2,062,131	5.11	1,238,398	4.63
Due in three years through four years	917,455	5.01	902,522	5.09
Due in four years through five years	1,052,269	4.83	782,108	4.97
Thereafter	2,764,599	4.69	2,499,226	4.62

Total par value	41,394,782	5.28	27,986,819	5.14

Overdrawn demand deposit accounts	68		2,361
Discount on advances	(6,023)		(6,708)
Commitment fees	(947)		(1,020)
Discount on AHP advances	(234)		(285)
Derivatives hedging adjustments	37,622		(20,173)

Total	$41,425,268		$27,960,994

Generally, advances prepaid prior to maturity are subject to a prepayment fee. We determine the amount of fees charged for prepayments using the interest rate, the amount, the remaining time to maturity of the prepaid advance, and our cost of funds at the time the advance is prepaid. The prepayment fee, which may be zero, is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discounts on advances.” We make putable advances in which we have a right to terminate the advance at par and at our discretion. We had putable advances outstanding of $3.6 billion and $3.2 billion as of September 30, 2007 and December 31, 2006.

• Concentration Risk • Our credit risk from advances is concentrated among commercial banks and savings institutions. As of September 30, 2007, five members held 76.6% of the par value of our outstanding advances, compared to 69.5% as of December 31, 2006. Three of these members, Bank of America Oregon, N.A., Merrill Lynch Bank USA, and Washington Mutual Bank, F.S.B., had advances totaling 69.3% of the par value of our outstanding advances as of September 30, 2007 (Bank of America Oregon, N.A. with 25.6%, Merrill Lynch Bank USA with 22.4%, and Washington Mutual Bank, F.S.B. with 21.3%). As of December 31, 2006, two members, Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B., held 56.8% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 36.0% and Washington Mutual Bank, F.S.B. with 20.8%). The income from advances to these member institutions totaled $692.2 million and $479.7 million for the nine months ended September 30, 2007 and 2006. We held sufficient collateral to cover the advances to these institutions, and, as a result, we do not expect to incur any credit losses on these advances. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of September 30, 2007 or December 31, 2006.

• Interest-Rate Payment Terms • The following table summarizes advances by interest-rate payment terms.

Interest-Rate Payment Terms	As of September 30, 2007	As of December 31, 2006
(in thousands)
Fixed rate	$13,158,362	$15,663,821
Variable rate	27,866,420	12,182,998
Floating-to-fixed convertible	370,000	140,000

Total par value	$41,394,782	$27,986,819

Note 4. Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 10 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

As of September 30, 2007 and December 31, 2006, 86.6% and 88.8% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned approximately 23.6% of our total outstanding capital stock and mandatorily redeemable capital stock as of September 30, 2007 and December 31, 2006. For more information, see Note 9.

The following table summarizes information on mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio	As of September 30, 2007	As of December 31, 2006
(in thousands)
Fixed, medium-term*, single-family mortgage loans	$913,383	$1,041,407
Fixed, long-term, single-family mortgage loans	4,869,636	5,295,225

Total loan principal	5,783,019	6,336,632
Unamortized premiums	63,698	73,110
Unamortized discounts	(38,855)	(43,094)

Total	$5,807,862	$6,366,648

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of September 30, 2007 and December 31, 2006 was comprised of government-insured mortgage loans totaling $246.2 million and $292.1 million and conventional mortgage loans totaling $5.5 billion and $6.0 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of September 30, 2007 and December 31, 2006.

As of September 30, 2007, we had $31.4 million of mortgage loans delinquent 90 days or more, compared to $42.8 million as of December 31, 2006, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2007 and December 31, 2006, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the lender risk account and supplemental mortgage insurance, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of September 30, 2007 and December 31, 2006, the Seattle Bank had 13 and 11 mortgage loans totaling $2.3 million and $1.8 million in foreclosure.

Note 5. Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations, see Note 13 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Interest-Rate Payment Terms • The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms.

Interest-Rate Payment Terms	As of September 30, 2007	As of December 31, 2006
(in thousands)
Fixed	$45,255,640	$46,756,090
Step-up	40,000	235,000
Variable	6,406,000	1,230,000
Range	50,000

Total par value	$51,751,640	$48,221,090

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds outstanding by term to maturity.

	As of September 30, 2007		As of December 31, 2006
Term to Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
(in thousands, except interest rates)
Due in one year or less	$17,711,170	4.76	$20,272,290	4.87
Due after one year through two years	13,487,875	4.97	9,586,050	4.38
Due after two years through three years	5,566,150	5.01	5,206,520	4.87
Due after three years through four years	2,056,675	5.08	2,453,300	4.63
Due after four years through five years	3,685,290	5.38	1,586,865	5.14
Thereafter	9,244,480	5.40	9,116,065	5.37

Total par value	51,751,640	5.01	48,221,090	4.87
Premiums	23,251		27,641
Discounts	(48,401)		(74,809)
Derivatives hedging adjustments	(53,842)		(133,207)

Total	$51,672,648		$48,040,715

The amounts in the table above include consolidated obligation bonds obtained through transfers of $1.5 billion par value from the FHLBank of Chicago, $50.0 million par value from the FHLBank of Pittsburgh, and $10.0 million from the FHLBank of New York, which transfers included $33.7 million and $32.1 million of associated original bond discount as of September 30, 2007 and December 31, 2006.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms.

Callable and Putable Terms	As of September 30, 2007	As of December 31, 2006
(in thousands)
Non-callable or non-putable	$26,282,010	$23,300,375
Callable	25,065,530	24,516,615
Putable	404,100	404,100

Total par value	$51,751,640	$48,221,090

The following table summarizes the par value of consolidated obligation bonds outstanding by term to maturity or next call date.

Term to Maturity or Next Call Date	As of September 30, 2007	As of December 31, 2006
(in thousands)
Due in one year or less	$34,034,150	$35,279,905
Due after one year through two years	10,021,875	4,711,000
Due after two years through three years	2,053,150	2,704,520
Due after three years through four years	531,675	841,300
Due after four years through five years	1,003,290	529,865
Thereafter	4,107,500	4,154,500

Total par value	$51,751,640	$48,221,090

• Consolidated Obligation Discount Notes • Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The following table summarizes the par value, the net discounts, the concessions, the book value, and the weighted average interest rate for our consolidated discount notes.

Book Value & Weighted Average Interest Rate	As of September 30, 2007	As of December 31, 2006
(in thousands, except interest rates)
Par value	$8,096,273	$1,496,508
Discounts, net	(25,856)	(643)
Concessions	(35)	(4)

Book value	$8,070,382	$1,495,861

Weighted Average Interest Rate	4.54%	4.86%

Note 6. Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

• Capital Requirements • As of September 30, 2007 and December 31, 2006, we were in compliance with our capital rules and requirements. In addition, for regulatory purposes, mandatorily redeemable stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of September 30, 2007		As of December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital *	$460,176	$2,358,530	$325,782	$2,302,616
Total capital-to-assets ratio	4.00%	4.11%	4.00%	4.30%
Total regulatory capital	$2,566,949	$2,639,904	$2,140,590	$2,302,616
Leverage ratio	5.00%	5.95%	5.00%	6.45%
Leverage capital	$3,208,687	$3,819,169	$2,675,737	$3,453,922

*	Excludes Class A stock

• Supervisory Capital Requirements • On January 11, 2007, the Finance Board terminated the agreement, which we refer to as the Written Agreement, between the Seattle Bank and the Finance Board dated December 10, 2004. Subsequently, on January 26, 2007, our Board authorized us to lower our minimum capital-to-assets ratio to 4.05% from 4.25%, which had been in effect since May 2005 as part of the Written Agreement. We were in compliance with the applicable supervisory capital requirements as required in 2007 and 2006.

• Class A Stock • Class A stock was authorized in the December 2006 amendments to our capital plan, as amended, which we refer to as our Capital Plan. As of September 30, 2007, our Class A stock balance was $281.4 million, 99.9% of which was purchased during the three months ended September 30, 2007. Class A stock is redeemable following a six-month written notification to the Seattle Bank.

• Mandatorily Redeemable Class B Stock • As of September 30, 2007 and December 31, 2006, 21 and 16 members and former members had requested redemptions of $82.3 million and $69.2 million in Class B stock, which stock is subject to mandatory redemption with a five-year waiting period from the time of the request. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.

• Dividends • Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and on December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance of a stock dividend, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of September 30, 2007 and December 31, 2006, we had excess stock of $703.4 million and $902.2 million or 1.10% and 1.69% of our total assets.

To meet the Finance Board conditions for the acceptance of our business plan, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision.

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

In July 2007, pursuant to the waiver received from the Director of the Office of Supervision in December 2006, our Board declared dividends of $0.15 per share on our Class B stock and $1.31 per share on our Class A stock based upon the average amount of such stock held during the second quarter of 2007. The dividends were paid in August 2007.

• Capital Concentration • As of September 30, 2007, three members, Bank of America Oregon, N. A., Merrill Lynch Bank USA, and Washington Mutual Bank, F.S.B., collectively held 49.6% of our total outstanding Class A and Class B stock, including mandatorily redeemable capital stock. As of December 31, 2006, two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N. A., collectively held 38.0% of our total outstanding Class A and Class B stock, including mandatorily redeemable capital stock. See Note 9 for additional information. No other member held more than 10% of our outstanding capital stock and mandatorily redeemable capital stock as of these dates.

Note 7. Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 16 in our 2006 Audited Financials included in our 2006 annual report on Form 10-K.

For the nine months ended September 30, 2007 and 2006, we recorded a $1.6 million net loss and a $2.4 million net gain on derivatives and hedging activities in other income. The $1.6 million net loss for the nine months ended September 30, 2007 was comprised of a $1.9 million net loss on fair value hedges and a $266,000 net gain on economic hedges. The $2.4 million net gain for the nine months ended September 30, 2006 was comprised of a $2.6 million net gain on fair value hedges and a $187,000 net loss on economic hedges. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the nine months ended September 30, 2007 and 2006.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007		As of December 31, 2006
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$34,365,182	$(48,457)	$31,486,621	$(120,698)
Economic	883,650	(347)	1,172,450	137
Interest-rate caps/floors
Fair value	140,000	558	140,000	1,085
Economic	450,000	1,443	450,000	1,299

Total	$35,838,832	(46,803)	$33,249,071	(118,177)

Accrued interest		316,494		218,231

Net derivative balances		$269,691		$100,054

Derivative balances
Assets		$270,721		$146,900
Liabilities		(1,030)		(46,846)

Net derivative balances		$269,691		$100,054

The fair values of embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $269,000 in unrealized net gain related to $155.0 million in consolidated obligation bonds outstanding as of September 30, 2007. This compares to $193,000 in unrealized net loss related to $530.0 million in consolidated obligation bonds outstanding as of December 31, 2006.

Note 8. Estimated Fair Value

For accounting policies and additional information concerning estimated fair values, see Note 17 in our 2006 Audited Financials and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

• Fair Value Summary Table • The following tables summarize the carrying value and estimated fair values of our financial instruments as of September 30, 2007 and December 31, 2006.

As of September 30, 2007	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,039	$		$1,039
Interest-bearing deposits	952,000		98	952,098
Federal funds sold	4,367,000		(47)	4,366,953
Held-to-maturity securities	11,010,277		(224,777)	10,785,500
Advances	41,425,268		97,206	41,522,474
Mortgage loans held for portfolio	5,807,862		(234,743)	5,573,119
Accrued interest receivable	307,827			307,827
Derivative assets	270,721			270,721

Total Financial Assets	$64,141,994			$63,779,731

Financial Liabilities
Deposits	$(1,045,211)		$(10)	$(1,045,221)
Consolidated obligations, net:
Discount notes	(8,070,382)		2,843	(8,067,539)
Bonds	(51,672,648)		(70,486)	(51,743,134)
Accrued interest payable	(682,796)			(682,796)
Derivative liabilities	(1,030)			(1,030)
Mandatorily redeemable capital stock	(82,345)			(82,345)

Total Financial Liabilities	$(61,554,412)			$(61,622,065)

Other
Commitments to extend credit for advances	$(947)	$		$(947)

As of December 31, 2006	Carrying Value		Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks		$1,119	$		$1,119
Interest-bearing deposits		2,165,000		(35)	2,164,965
Federal funds sold		2,832,000		(12)	2,831,988
Held-to-maturity securities		13,687,909		(213,788)	13,474,121
Advances		27,960,994		41,687	28,002,681
Mortgage loans held for portfolio		6,366,648		(195,971)	6,170,677
Accrued interest receivable		323,342			323,342
Derivative assets		146,900			146,900

Total Financial Assets		$53,483,912			$53,115,793

Financial Liabilities
Deposits		$(1,003,960)		$12	$(1,003,948)
Consolidated obligations, net:
Discount notes		(1,495,861)		541	(1,495,320)
Bonds		(48,040,715)		122,595	(47,918,120)
Accrued interest payable		(567,585)			(567,585)
Derivative liabilities		(46,846)			(46,846)
Mandatorily redeemable capital stock		(69,222)			(69,222)

Total Financial Liabilities		$(51,224,189)			$(51,101,041)

Other
Commitments to extend credit for advances		$(1,020)	$		$(1,020)
Commitments to issue consolidated obligation bonds	$			$296	$296

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

For purposes of these financial statements, we define related parties as those members with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member also has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board.

In addition, we have investments in federal funds sold, interest-bearing deposits, and mortgage-backed securities with members or their affiliates. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers. In the past, we entered into offsetting interest-rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties; however, we discontinued offering this service as a standard product in mid-2004. These transactions were also executed at market rates.

For member transactions related to:

•	concentration of investments in held-to-maturity securities purchased from members or affiliates of certain members, see Note 2;

•	concentration associated with advances, see Note 3;

•	concentration associated with mortgage loans held for portfolio, see Note 4; and

•	concentration associated with capital stock, see Note 6.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of September 30, 2007 and December 31, 2006.

Outstanding Transactions	As of September 30, 2007	As of December 31, 2006
(in thousands)
Assets
Cash and due from banks	$204	$356
Federal funds sold	62,000
Held-to-maturity securities	2,370,334	1,712,166
Advances*	41,369,278	27,907,730
Mortgage loans held for portfolio	5,802,422	6,361,091
Accrued interest receivable	258,747	208,659
Derivative assets	119,375	66,346

Total Assets	$49,982,360	$36,256,348

Liabilities
Deposits	$1,030,727	$985,000
Mandatorily redeemable capital stock	67,978	59,269
Derivative liabilities		116
Other liabilities	22,036	20,089

Total liabilities	$1,120,741	$1,064,474

Other
Notional amount of derivatives	$14,196,589	$10,154,274
Letters of credit	$159,469	$135,627

*	Includes the effect of associated derivatives with members or their affiliates.

For the Nine Months Ended September 30,	2007	2006
(in thousands)
Interest Income
Advances*	$1,168,858	$932,990
Prepayment fees on advances	2,198	511
Interest-bearing deposits	1,471	7,134
Securities purchased under agreements to resell	2,964
Federal funds sold	22,641	11,373
Held-to-maturity securities	67,944	68,029
Mortgage loans held for portfolio	228,290	270,349
Other income	14

Total interest income	1,494,380	1,290,386

Interest Expense
Deposits	33,951	23,353
Consolidated obligations*	9,887	8,522
Mandatorily redeemable capital stock	303

Total interest expense	44,141	31,875

Net Interest Income	$1,450,239	$1,258,511

Other Income (Loss)
Service fees	$1,233	$1,290
Net loss on derivatives and hedging activities	(5,279)	(573)
Other (loss) income	(1)	40

Total other income (loss)	$(4,047)	$757

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Certain Members • The following tables set forth information at the dates and for the periods indicated with respect to the Seattle Bank’s transactions with:

•	members holding more than 10% of the outstanding shares of our capital stock at each respective period end;

•	members with a representative serving on our Board of Directors at any time during the respective dates or during the respective periods; and

•	affiliates of the foregoing members.

Transactions with Certain Members	As of September 30, 2007	As of December 31, 2006
(in thousands)
Assets
Cash and due from banks	$204	$356
Held-to-maturity securities	375,602	366,799
Advances*	31,258,556	18,923,425
Mortgage loans held for portfolio	5,265,942	5,770,420
Accrued interest receivable	206,126	163,115
Derivative assets	25,197	12,106

Total Assets	$37,131,627	$25,236,221

Liabilities
Deposits	$12,261	$33,412
Other liabilities	19,680	17,928

Total liabilities	$31,941	$51,340

Other
Notional amount of derivatives	$5,374,300	$808,650
Letters of credit	$19,640	$10,594

*	Includes the effect of associated derivatives with members or their affiliates.

For the Nine Months Ended September 30,	2007	2006
(in thousands)
Interest Income
Advances*	$796,245	$587,278
Federal funds sold	8,927	7,504
Held-to-maturity securities	14,412	14,064
Mortgage loans held for portfolio	207,695	245,389

Total interest income	1,027,279	854,235

Interest Expense
Deposits	834	1,285
Consolidated obligations*	7,259	471

Total interest expense	8,093	1,756

Net Interest Income	$1,019,186	$852,479

Other Income (Loss)
Net loss on derivatives and hedging activities	$(1,401)	$(71)
Other (loss) income	(25)	19

Total other income (loss)	$(1,426)	$(52)

*	Includes the effect of associated derivatives with members or their affiliates.

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

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of September 30, 2007 and December 31, 2006. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1,145.7 billion and $947.3 billion as of September 30, 2007 and December 31, 2006.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2007 or in the year ended December 31, 2006.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $32.7 million and $46.2 million as of September 30, 2007 and December 31, 2006. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $159.5 million and $135.6 million as of September 30, 2007 and December 31, 2006 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2008. Total commitments for bond purchases were $63.1 million as of September 30, 2007 and $68.9 million as of December 31, 2006.

As of September 30, 2007 and December 31, 2006, we had no investments that had been traded but not settled. As of September 30, 2007, we had no agreements outstanding to issue consolidated obligation bonds. As of December 31, 2006, we had entered into agreements to issue $850.0 million par value of consolidated obligation bonds. We had no agreements outstanding to issue consolidated obligation discount notes as of September 30, 2007 and December 31, 2006.

Note 11. Subsequent Event

On October 23, 2007, following our quarterly review of excess capital stock balances, we repurchased $31.6 million of Class A stock from two members.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	significant changes in interest rates;

•

withdrawal of one or more large members, significant increases or decreases in business from or change in business of large members, unexpected demand for liquidity from our large members, or consolidation among our members;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments or our failure to effectively hedge these instruments;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Finance Board, and the Office of Finance, or collectively the FHLBank System;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	failure to satisfy hedge accounting criteria under the accounting principles generally accepted in the United States, or U.S. GAAP, in hedging our interest-rate risk;

•

effects of the late 2006 amendments to our capital plan, as amended, which we refer to as our Capital Plan, including amendments regarding access to an excess stock pool and the authorization of Class A stock to support new advances;

•	our members’ willingness to do business with us despite limitations on our payment of dividends and continuing restrictions on repurchases of excess Class B stock;

•

legislative or regulatory changes or actions initiated by the Federal Housing Finance Board, or the Finance Board, or other body, that could cause us to modify our current structure, policies, or business operations;

•	changes in accounting rules or in the interpretation of existing accounting rules;

•	changes in local and national economic conditions; and

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

Overview

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa, Guam, and the Northern Mariana Islands. All federally insured depository institutions and insurance companies engaged in residential housing finance and community financial institutions located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans, or advances, to our members and eligible housing associates. We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program, or AHP, the Community Investment Program, or CIP, and a number of other community investment programs.

Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks.

Recent Developments

On September 27, 2007, our Board of Directors, or Board, appointed Christina J. Gehrke, the Seattle Bank’s senior vice president and chief administrative officer, as the Seattle Bank’s interim principal accounting officer. Ms. Gehrke will serve as interim principal accounting officer until the Seattle Bank names a permanent principal accounting officer.

On October 26, 2007, the Board declared a $1.28 per share dividend on average Class A stock outstanding during the third quarter of 2007 and a $0.20 per share dividend on average Class B stock outstanding during the third quarter of 2007. The dividends will be paid in November 2007.

Quarterly Summary

This discussion and analysis reviews our financial condition as of September 30, 2007 and December 31, 2006 and our results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with our 2006 annual report on Form 10-K, including “Part II. Item 8. Financial Statements and Supplementary Data” and “Item 1. Financial Statements” in this report.

During the three months ended September 30, 2007, the global capital markets, including the United States credit markets, experienced considerable volatility. Interbank lending became more expensive, with the London Interbank Offering Rate, or LIBOR, increasing significantly relative to U.S. Treasury lending rates. Available sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements generally became more constrained and expensive than FHLBank advances for many of the Seattle Bank’s members. Although interest rates on FHLBank consolidated obligation bonds and discount notes relative to LIBOR fluctuated significantly during the three months ended September 30, 2007, the market for FHLBank consolidated obligation bonds and discount notes was generally favorable.

Due significantly to these market conditions, during the three months ended September 30, 2007, the Seattle Bank experienced a greater than expected increase in advance demand, with advances increasing by 47.2%, to $41.4 billion as of September 30, 2007, compared to $28.1 billion as of June 30, 2007. This increase in advance demand was primarily due to activity with two large members, Merrill Lynch Bank USA and Washington Mutual Bank, F.S.B.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the third quarter of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large newly added advances mature without being renewed or replaced.

Of the new advances made in the third quarter of 2007, $7.0 billion of those advances required the purchase of additional Seattle Bank capital stock, the issuance of which allowed us to grow our assets, while maintaining or exceeding required capital-to-assets and leverage ratios. As of September 30, 2007, we had total assets of $64.2 billion, total deposits of $1.0 billion, and retained earnings of $135.8 million, compared to total assets of $53.5 billion, total deposits of $1.0 billion, and retained earnings of $92.4 million as of December 31, 2006. The increase in assets primarily resulted from the significant increase in advance demand during the three months ended September 30, 2007 and from reducing our capital-to-assets ratio to a target of 4.10% during the first quarter 2007 from a target of 4.30% during 2006, in order to more fully leverage our capital and increase net interest income.

The Seattle Bank’s net income increased by $17.7 million and $32.4 million, to $26.9 million and $52.1 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increases in net income for the three- and nine-month periods were primarily due to an increase in net interest income resulting from increased asset balances as a result of purchases of capital stock by members, increased advance activity funded with a combination of consolidated obligations and capital stock, and from the reinvestment of proceeds from maturing low-yielding investments, including among others, the consolidated obligations of other FHLBanks, into higher-yielding short-term investments such as federal funds.

Our financial condition as of September 30, 2007 and operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2007 or any future dates or periods.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated:

Selected Financial Data	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$64,174	$56,902	$56,474	$53,515		$53,491
Cash and investments (1)	16,330	22,227	24,190	18,686		19,423
Advances	41,425	28,141	25,653	27,961		27,156
Mortgage loans held for portfolio	5,808	5,993	6,188	6,367		6,557
Deposits and other borrowings	1,045	1,048	1,076	1,004		876
Consolidated obligations	59,743	52,832	52,419	49,537		49,657
Affordable Housing Program (AHP)	22	21	21	23		24
Payable to Resolution Funding Corporation (REFCORP)	7	4	3	2		2
Class A stock	281
Class B, B(1), and B(2) stock - putable	2,140	2,140	2,131	2,141		2,136
Total capital	2,555	2,251	2,230	2,231		2,225

Statements of Income (for the three-month period ending)
Interest income	$783	$723	$691	$670		$664
Net interest income	46	36	28	21		22
Other income (loss)	1	(5)	(3)
Other expense	10	11	11	12		10
Income before assessments	37	20	14	9		12
AHP and REFCORP assessments	10	5	4	2		3
Net income	27	15	11	7		9

Dividends (for the three-month period ending)
Dividends paid in cash	$3	$3	$2	$2	$
Annualized dividend rate
Class A stock	5.25%	5.25%	N/A	N/A		N/A
Class B, B(1), and B(2) stock - putable	0.60%	0.60%	0.40%	0.10%		N/A
Dividend payout ratio	12.00%	21.90%	20.20%	34.60%		N/A

Financial Statistics (for the three-month period ending)
Return on average equity	4.48%	2.61%	1.93%	1.10%		1.63%
Return on average assets	0.18%	0.10%	0.08%	0.05%		0.07%
Equity-to-assets ratio (2)	4.10%	4.10%	4.17%	4.30%		4.30%
Total capital-assets ratio (3)	4.11%	4.10%	4.10%	4.30%		4.29%
Net interest margin (4)	0.30%	0.26%	0.21%	0.16%		0.17%

(1)	Investments include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.
(2)	Equity-to-assets ratio is average capital stock, including mandatorily redeemable stock, plus retained earnings and accumulated other comprehensive income, divided by the total average assets.
(3)	Total capital-to-assets ratio is capital stock, including mandatorily redeemable stock plus retained earnings, divided by the total assets at the end of the period.
(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The composition of our assets changed during the first nine months of 2007 from year-end 2006, primarily due to the significant increase in our advance balance during the three months ended September 30, 2007. The increase in our advance balance was driven primarily by increased activity with two large members. Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the third quarter of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large newly added advances mature without being renewed or replaced.

The following table summarizes our total assets by major asset classes, as of the dates indicated.

Asset Classes as a Percentage of Total Assets	As of September 30, 2007	As of December 31, 2006
(in percentages)
Advances	64.6	52.2
Investments	25.4	34.9
Mortgage loans held for portfolio	9.1	11.9
Other assets	0.9	1.0

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. We also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. Restrictions on our ability to repurchase our Class B stock prior to the end of the five-year redemption period and limitations on our ability to pay dividends on our capital stock have reduced our members’ willingness to purchase our Class B stock and, therefore, have limited the amount of capital we receive from the issuance of Class B stock. However, the issuance of Class A stock, which has a six-month redemption period and which received a 5.25% annualized dividend in the second and third quarters of 2007, increased by $281.4 million as of September 30, 2007, compared to the balance as of December 31, 2006.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of September 30, 2007, we had net unrealized market value losses of $429.9 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 83.2% as of September 30, 2007. Our net unrealized market value losses increased from $245.0 million reported as of December 31, 2006, largely due to a significant unrealized market value loss on our consolidated obligations and on our mortgage loans held for portfolio, partially offset by an increase in unrealized market value gains on our advances. The significant volatility in the capital markets and generally favorable conditions for FHLBank System consolidated obligations during the third quarter of 2007 resulted in non-parallel changes declined in the market value of our assets and liabilities during the three months ended September 30, 2007.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by $13.5 billion, to $41.4 billion, as of September 30, 2007, compared to December 31, 2006. For the three and nine months ended September 30, 2007, new advances totaled $35.3 billion and $73.5 billion, while maturing advances totaled $22.1 billion and $60.1 billion. The net increase in advance activity for each of the three and nine months ended September 30, 2007 is significantly above the net advance activity for each of the same periods in 2006, when net advance activity remained the same or declined. New advances totaled $29.5 billion and $83.5 billion and maturing advances totaled $29.3 billion and $77.8 billion, for the three and nine months ended September 30, 2006.

As of September 30, 2007, five members held 76.6% of the par value of our outstanding advances, compared to 69.5% as of December 31, 2006. Three of these members, Bank of America Oregon, N.A., Merrill Lynch Bank USA, and Washington Mutual Bank, F.S.B., had advances totaling 69.3% of the par value of our outstanding advances as of September 30, 2007 (Bank of America Oregon, N.A. with 25.6%, Merrill Lynch Bank USA with 22.4%, and Washington Mutual Bank, F.S.B. with 21.3%), compared to Bank of America Oregon, N.A. and Washington Mutual Bank, F.S.B. holding 56.8% as of December 31, 2006 (Bank of America Oregon, N.A. with 36.0% and Washington Mutual Bank, F.S.B. with 20.8%). No other borrower held over 10% of our outstanding advances as of September 30, 2007 or December 31, 2006. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for at least the remainder of 2007 and several years beyond.

As of September 30, 2007, 55.7% of the par value of our advance portfolio had a remaining term to maturity of one year or less, compared to 57.7% as of December 31, 2006. The percentage of variable interest-rate advances, including floating-to-fixed convertible advances, as a portion of our total advance balance as of September 30, 2007 increased to 68.2%, compared to 44.0% as of December 31, 2006. The decline in short term-to-maturity advances and the increase in variable interest-rate advances were primarily due to the advance activity during the three months ended September 30, 2007. During that period, 70.3% of the new advances still outstanding as of September 30, 2007 were indexed to variable interest rates. The total weighted-average interest rates on our advance portfolio as of September 30, 2007 and December 31, 2006, were 5.28% and 5.14%.

For additional information on advances see Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data” of our annual report on Form 10-K and Note 3 in “Item 1. Financial Statements” in this report.

Member Demand for Advances. Many factors affect the demand for advances, including changes in interest rates and changes in member funding needs. As a result of the significant volatility in the capital markets, including the U.S. credit markets, during the third quarter of 2007, alternative sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, became more constrained and expensive relative to FHLBank advances. Due significantly to these market conditions, during the three months ended September 30, 2007, the Seattle Bank experienced a greater than expected increase in advance demand, compared to previous quarters, with advances increasing by 47.2%, to $41.4 billion as of September 30, 2007, compared to $28.1 billion as of June 30, 2007. This increase in advance demand was primarily due to the activity with two large members.

The Seattle Bank’s pricing alternatives include: differential pricing, advance window daily market pricing, and auction funding, which is offered only two times per week and for limited terms. During the three months ended September 30, 2007, auction funding was temporarily suspended for approximately two weeks as a result of the volatility in market interest rates. Under the reinstitution policy for auction funding, auction funded advances are no longer eligible for differential pricing. Excluding cash management advances, for the nine months ended September 30, 2007, the amount of differentially priced advances accounted for 88.0% of new advances, compared to 79.5% of new advances for the year ended December 31, 2006. The increase in differentially priced advances was primarily due to the increase in short- and medium-term advance volumes during the third quarter of 2007 with our largest members. Excluding cash management advances, the amount of window advances and auction-priced advances accounted for 8.6% and 3.4% of the new advances made for the nine months ended September 30, 2007, compared to 10.0% and 10.5% of the new advances made for 2006.

We believe that the use of differential pricing gives us greater flexibility to compete for more advance business. This means that interest rates on advances may be lower for some members than for others in order to be competitive with lower interest rates available to those members that have alternative wholesale funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. We believe that the use of differential pricing has helped to increase our advance balance since 2005 and improve the Seattle Bank’s profitability and capacity for the benefit of our members.

The demand for advances may be affected by the manner in which we may pay dividends on the stock our members are required to purchase to support their advances from the Seattle Bank and any applicable restrictions on their ability to have that stock redeemed or repurchased by us that may be in effect on the date of redemption or repurchase. Although several members purchased capital stock during the three months ended September 30, 2007, during the first six months of 2007 and in 2006, demand for advances, particularly those that required new Class B stock purchases, was limited as a result of our action in May 2005 to suspend the declaration or payment of dividends and to suspend the repurchase of Class B stock prior to the end of the statutory five-year redemption period, without prior approval of the Finance Board’s Director of the Office of Supervision in each case. We believe that the availability of the Class A stock and the excess stock pool used to capitalize new advance activity, as well as our resumption of quarterly dividend payments in December 2006 pursuant to a waiver from the Director of the Office of Supervision, have contributed and continues to contribute to increased advances, particularly those that may require new stock purchases.

In December 2006, we implemented a number of amendments to our Capital Plan, including access to an excess stock pool and Class A stock. Members may access the excess stock pool for new or renewing advance activity with terms consistent with the Capital Plan to satisfy their respective total advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. The excess stock pool and creation of a Class A stock with a six-month redemption feature to support the continued growth of our advance portfolio and offer our members greater borrowing and investment flexibility, notwithstanding the current restrictions relating to our repurchase of Class B stock and limitations on the payment of dividends. As of September 30, 2007, 23 of our members were using stock from the excess stock pool to support $3.6 billion in additional advances, with one member, Bank of America Oregon, N.A., accounting for over $3.1 billion of excess stock pool usage.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2007 and December 31, 2006, we had advances of $28.7 billion and $15.9 billion outstanding to three and two members, which represented 69.3% and 56.8% of our total advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations.

The following table summarizes our investments, both short- and long-term, as of the dates indicated.

Short- and Long-Term Investments	As of September 30, 2007	As of December 31, 2006
(in thousands)
Short-Term Investments
Federal funds sold	$4,367,000	$2,832,000
Interest-bearing deposits	952,000	2,165,000

Total short-term investments	$5,319,000	$4,997,000

Long-Term Investments
Other FHLBanks’ consolidated obligations	2,524,970	4,224,959
Mortgage-backed securities	7,495,238	6,613,347
Other U.S. agency obligations	97,535	146,298
Government-sponsored enterprise obligations	883,645	2,691,238
State or local housing agency obligations	8,889	12,067

Total long-term investments	$11,010,277	$13,687,909

Total investments	$16,329,277	$18,684,909

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% in order to allow us to more fully leverage our capital and provide liquidity to fund advances, which we have done for the first nine months of 2007. Going forward, we expect to continue to manage our business to a capital-to-assets ratio of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary from our target. We expect over time that with increased advance balances, our short-term investments, primarily federal funds, will decline as a percentage of our total assets.

As of September 30, 2007 and December 31, 2006, we held $6.4 billion and $10.5 billion in held-to-maturity investments with unrealized losses of $176.4 million and $238.6 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of September 30, 2007 and December 31, 2006 were related to declining market values as a result of overall increases in market interest rates and widening credit spreads. Based on the creditworthiness of the issuers and underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 2 in “Part I. Item 1. Financial Statements” in this report for tables summarizing the held-to-maturity securities with unrealized losses as of September 30, 2007 and December 31, 2006.

Consolidated Obligations of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligations of $2.5 billion as of September 30, 2007 represented a decrease of $1.7 billion from our investment in such obligations as of December 31, 2006. The decrease was primarily due to sales and maturities of certain of these consolidated obligations during the first and third quarters of 2007.

Mortgage-Backed Securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Our investment in mortgage-backed securities represented 283.9% and 287.2% of our regulatory capital as of September 30, 2007 and December 31, 2006. Mortgage-backed securities as of September 30, 2007 and December 31, 2006, included $817.3 million and $1.0 billion in Federal Home Loan Mortgage Corporation, or Freddie Mac, mortgage-backed securities and $750.4 million and $758.1 million of Federal National Mortgage Association, or Fannie Mae, mortgage-backed securities. Freddie Mac and Fannie Mae are GSEs. Our remaining investment in mortgage-backed securities is rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s Investor Services, or Moody’s, and Standard & Poor’s.

Government-Sponsored Enterprises (GSEs). Our held-to-maturity investments in GSEs, excluding our investments in the consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $305.1 million and $908.5 million and Freddie Mac securities totaled $279.6 million and $1.5 billion, as of September 30, 2007 and December 31, 2006. These securities represented 3.6% and 12.8% of total investments as of such dates. The decrease in GSE debt securities as of September 30, 2007, compared to December 31, 2006, is primarily due to maturities of such securities. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.5 billion and $6.0 billion in conventional mortgage loans and $246.2 million and $292.1 million in government-insured mortgage loans as of September 30, 2007 and December 31, 2006. The decrease during the nine months ended September 30, 2007 was due to our receipt of $553.4 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program, or MPP, we ceased entering into new master commitment contracts in 2005 and terminated all open contracts.

As of September 30, 2007, 86.6% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio, as of the dates indicated.

Mortgage Loan Portfolio Activity	As of September 30, 2007	As of December 31, 2006
(in thousands, except percentages and FICO scores)
Mortgage loan par balance, beginning of period	$6,336,632	$7,182,542
Mortgage loans transferred to real estate owned	(170)	(373)
Maturities and principal amount received	(553,443)	(845,537)

Mortgage loan par balance at period end	5,783,019	6,336,632

Mortgage loan net premium balance, beginning of period	30,016	33,065
Net premium recovery from repurchases	(9)	(92)
Net premium amortization	(5,164)	(2,957)

Mortgage loan net premium balance at period end	24,843	30,016

Total mortgage loans held for portfolio	$5,807,862	$6,366,648

Premium balance as a percent of mortgage loan par amounts	0.43%	0.47%
Average FICO score* at origination	746	745
Average loan-to-value ratio at origination	64.43%	64.81%

*	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of September 30, 2007 and December 31, 2006, we held derivative assets, including associated accrued interest receivable and payable, of $270.7 million and $146.9 million and derivative liabilities of $1.0 million and $46.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements in the nine months ended September 30, 2007.

The notional amount of interest-rate exchange agreements increased by $2.6 billion, to $35.8 billion, as of September 30, 2007, compared to December 31, 2006. The increase was primarily related to our increased use of interest-rate exchange agreements to lower our cost of funds and reduce our interest-rate risk. For additional information, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Obligations

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf for which we are the primary obligor. As of September 30, 2007, Standard and Poor’s and Moody’s outlooks for the Seattle Bank were stable. For additional information on consolidated obligations, see “Part I. Item 1. Business – Debt Financing – Consolidated Obligations” in our 2006 annual report on Form 10-K.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated discount notes outstanding increased to $8.1 billion from $1.5 billion as of September 30, 2007, compared to December 31, 2006. During the three months ended September 30, 2007, we believe the demand for short-term, high-quality financial instruments increased as a result of the significant volatility in the capital markets. As a result of these market conditions, we increased the balance of our consolidated obligation discount notes as a proportion of our total liabilities funding short-term advances and investments.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $51.8 billion and $48.2 billion as of September 30, 2007 and December 31, 2006. The par amount of variable interest-rate consolidated obligation bonds increased by $5.2 billion to $6.4 billion, from $1.2 billion as of December 31, 2006. The increase in variable interest-rate consolidated obligation bonds generally corresponded to the increase in variable interest-rate advances made during the nine months ended September 31, 2007. The interest rates on these consolidated obligation bonds and advances are based on LIBOR.

Our callable debt increased by $548.9 million as of September 30, 2007, to $25.1 billion, compared to December 31, 2006, primarily due to growth in our structured funding portfolio. We use structured funding, consisting of interest-rate-swapped consolidated obligation bonds, which may contain option features, to reduce our funding cost and manage our liquidity. The relative increase in our use of callable debt reflects more favorable pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the three and nine months ended September 30, 2007, we called $1.9 billion and $10.8 billion in fixed-interest-rate consolidated obligations with weighted-average interest rates of 5.32% and 5.43%, and cancelled the associated interest-rate exchange agreements, resulting in net losses of $491,000 and $690,000. During the three and nine months ended September 30, 2007, we extinguished $490.5 million and $500.4 million in callable consolidated obligations, and cancelled the associated interest-rate exchange agreements, which resulted in net gains of $493,000 and $864,000. In the three months and nine months ended September 30, 2006, we extinguished $104.9 million and $279.3 million in fixed-rate debt with weighted-average interest rates of 5.66% and 5.97%, resulting in net gains of $4.8 million and $6.5 million.

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

Capital Resources

Our capital resources increased by $324.2 million to $2.6 billion for the nine months ended September 30, 2007, from December 31, 2006. The increase for the nine months ended September 30, 2007 was driven primarily by changes in our Class A stock and the amount of our retained earnings.

Seattle Bank Stock. Prior to December 2006, the Seattle Bank had two classes of capital stock, Class B(1) stock and Class B(2) stock. In December 2006, we amended our Capital Plan to allow for, among other things, the creation of: (i) a single Class B stock and (ii) a Class A stock. In addition, we provided Seattle Bank members with access to an excess stock pool, comprised of 50% of the excess stock of all members, which may be used to support certain additional advances without requiring a member to purchase additional stock.

In December 2006, our Class B(1) stock and Class B(2) stock were converted into a single Class B stock. As with the previous classes of Class B stock, Class B stock can be issued, redeemed, and repurchased only at par value, $100 per share. Class B stock is generally redeemable five years after written notice from the member. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of September 30, 2007 and December 31, 2006, our Class B stock totaled $2.2 billion, with $284.8 million and $207.5 million in Class B stock redemption requests and requests to withdraw from membership. All of the Class B stock related to member withdrawals has been classified as mandatorily redeemable capital stock in our Statements of Condition.

As of September 30, 2007, the balance of our Class A stock was $281.4 million. Class A stock, which can be issued, redeemed, and repurchased only at par value, $100 per share, may be used to satisfy a member’s advance stock purchase requirement and may be redeemed upon six months’ notice.

In October 2007, we announced our intention, assuming receipt of an appropriate waiver from the Director of the Office of Supervision and an acceptable financial condition of the Seattle Bank, to introduce a modest excess Class B stock repurchase program in 2008.

As of September 30, 2007, the Seattle Bank had excess stock of $703.4 million, with 23 of our members using stock from the excess stock pool to support $3.6 billion in additional advances. One member, Bank of America Oregon, N.A., accounted for over $3.1 billion in excess stock pool usage.

In September 2007, as a result of the significant growth in our advance portfolio during the third quarter of 2007, we reassessed the member advance stock purchase requirement. We determined that should increased advance demand arise, members should provide sufficient capital to fund prospective balance sheet growth associated with their advance activity. On September 27, 2007, our Board approved a change to the Capital Plan, such that if the Seattle Bank’s five business-day rolling average liquidity (cash, interest-bearing deposits, and federal funds sold) drops below $4.0 billion, the member advance stock purchase requirement will increase from 4.0% to 4.5%. Members will be given prior notice of a change to the member advance stock purchase requirement, which will be applied prospectively to new or renewing advances.

For additional information on our Capital plan amendments implemented in December 2006, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Capital Resources – Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2006 annual report on Form 10-K.

Retained Earnings and Dividends. In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. During the nine months ended September 30, 2007, our net income increased to $52.1 million, compared to $19.6 million for the same period in 2006.

Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of September 30, 2007, the Seattle Bank had excess stock of $703.4 million, or 1.10% of total assets, and is currently prohibited from issuing stock dividends.

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-, credit-, and operations-risk components. In April 2007, the Board approved a revised mechanism, which added, among other things, a component equal to one year of operating expenses, for determining the target level of retained earnings. In September 2007, the Board established a revised target of $129.0 million. As of December 31, 2006, the retained earnings target was set at $102.0 million. We reported retained earnings of $135.8 million and $92.4 million as of September 30, 2007 and December 31, 2006.

Under a Board policy adopted in December 2006 (following a related waiver from the Finance Board’s Director of the Office of Supervision), we are limited to paying dividends no greater than 50% of our year-to-date earnings until, among other requirements, our retained earnings target has been met and the Finance Board’s Director of Supervision removes our dividend restriction. Our longer term goal is to pay members a market-based dividend, subject to applicable dividend restrictions and capital requirements. On October 26, 2007, the Board declared a $1.28 per share dividend on average Class A stock outstanding during the third quarter of 2007 and a $0.20 per share dividend on average Class B stock outstanding during the third quarter of 2007. These cash dividends will be paid in November 2007.

For additional information on our dividend policy, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Retained Earnings and Dividends” in our 2006 annual report on Form 10-K.

Statutory Capital Requirements. We are subject to three capital requirements. As of September 30, 2007 and December 31, 2006, we were in compliance with these statutory capital requirements. These requirements are as follows:

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

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2007 and December 31, 2006.

Permanent and Risk-Based Capital Requirements	As of September 30, 2007	As of December 31, 2006
(in thousands)
Permanent Capital
Class B stock	$2,140,412	$2,140,997
Mandatorily redeemable Class B stock	82,345	69,222
Retained earnings	135,773	92,397

Permanent capital	$2,358,530	$2,302,616

Risk-Based Capital Requirement
Credit risk	144,406	140,870
Market risk	209,576	109,732
Operations risk	106,194	75,180

Risk-based capital requirement	$460,176	$325,782

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

The following table presents our capital-to-assets ratios as of September 30, 2007 and December 31, 2006.

Capital-to-Assets Ratios	As of September 30, 2007	As of December 31, 2006
(in thousands, except ratios)
Minimum Board-approved capital (4.05% of total assets as of September 30, 2007 and 4.25% as of December 31, 2006)	$2,599,036	$2,274,377
Total regulatory capital	2,639,904	2,302,616
Capital-to-assets ratio	4.11%	4.30%

Third, we are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus Class A stock. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient amount of permanent capital.

The following table presents our leverage ratios as of September 30, 2007 and December 31, 2006.

Leverage Ratios	As of September 30, 2007	As of December 31, 2006
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$3,208,687	$2,675,737
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,819,169	3,453,922
Leverage ratio (leverage capital as a percentage of total assets)	5.95%	6.45%

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

Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase. Member deposits and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of September 30, 2007 and December 31, 2006.

Unpledged Qualifying Assets	As of September 30, 2007	As of December 31, 2006
(in thousands)
Outstanding debt	$59,743,030	$49,536,576
Aggregate qualifying assets	63,871,273	53,337,012

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by Standard & Poor’s or “Aaa” by Moody’s as of September 30, 2007.

As of September 30, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements.” of our 2006 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of September 30, 2007.

	As of September 30, 2007 Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$232,706	$		$		$		$232,706
Consolidated obligations (at par)	17,711,170		19,054,025		5,741,965		9,244,480	51,751,640
Derivative liabilities	1,030							1,030
Mandatorily redeemable capital stock			65,303		17,042			82,345
Operating leases	2,781		5,881		6,238		1,837	16,737

Total contractual obligations	$17,947,687		$19,125,209		$5,765,245		$9,246,317	$52,084,458

Other Commitments
Commitments for additional advances	$20,616		$12,066	$		$		$32,682
Standby letters of credit	159,056		10		330		73	159,469
Standby bond purchase agreements	63,090							63,090
Unused lines of credit and other commitments	50,000							50,000

Total other commitments	$292,762		$12,076		$330		$73	$305,241

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

Results of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006

During the three months ended September 30, 2007, the global capital markets, including the U.S. credit markets, experienced considerable volatility. Interbank lending became more expensive, with wholesale LIBOR increasing significantly relative to U.S. Treasury lending rates. Available sources of funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements generally became more constrained and expensive than FHLBank advances for many of the Seattle Bank’s members. Although interest rates on FHLBank consolidated obligation bonds and discount notes relative to LIBOR fluctuated significantly during the three months ended September 30, 2007, the market for FHLBank consolidated obligation bonds and discount notes was generally favorable.

Due significantly to these market conditions, during the three months ended September 30, 2007, the Seattle Bank experienced a greater than expected increase in advance demand, compared to previous quarters, with advances increasing by 47.2%, to $41.4 billion as of September 30, 2007, compared to $28.1 billion as of June 30, 2007. This increase in advance demand was primarily due to activity with two large members, Merrill Lynch Bank USA and Washington Mutual Bank, F.S.B.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the third quarter of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large newly added advances mature without being renewed or replaced.

The Seattle Bank’s net income increased by $17.7 million and $32.4 million, to $26.9 million and $52.1 million, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increases in net income for the three- and nine-month periods were primarily due to increased net interest income resulting from increased asset balances as a result of purchases of capital stock by members, increased advance activity funded with a combination of consolidated obligations and capital stock, and from the reinvestment of proceeds from maturing low-yielding investments including, among others, the consolidated obligations of other FHLBanks, into higher-yielding short-term investments. Partially offsetting the improved net interest income for the nine months ended September 30, 2007 was an increase in net losses on derivatives and hedging activities.

Net interest income increased by $23.4 million and $53.9 million, to $45.6 million and $110.1 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily as a result of increases in our advances funded with consolidated obligations, increased leverage, and the reinvestment of $1.7 billion in funds from the maturity and sale of low-yielding consolidated obligations of other FHLBanks in the first and third quarters of 2007, which were reinvested in higher-yielding short-term investments.

As discussed above, as of September 30, 2007, we had a net unrealized market value loss of $429.9 million, which is not reflected in our Statement of Condition. See Note 8 of “Item 1. Financial Statements” and “— Financial Condition” in this report, and “Item 8. Financial Statements and Supplementary Data — Financial Statements” in our 2006 annual report on Form 10-K. The low-yielding investments that are a significant contributor to our unrealized market value losses will continue to depress our net income in 2007 and in later years.

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

Average Balances, Interest Income and Expense, and Average Yields. The following tables present average balances and yields, and interest income and expense of our major categories of interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2007 and 2006. The tables also present interest-rate spreads between the average yield on total earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by average earning assets), for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield %	Average Balance	Interest Income/ Expense	Average Yield %
(in thousands, except percentages)
Interest-Earning Assets
Advances	$34,705,320	$475,565	5.44	$27,568,034	$369,676	5.32
Mortgage loans held for portfolio	5,900,901	73,708	4.96	6,669,850	82,878	4.93
Investments	18,844,505	233,764	4.92	18,688,311	211,483	4.49
Other interest-earning assets	119	1	5.32	35	1	5.34

Total interest-earning assets	$59,450,845	$783,038	5.23	$52,926,230	$664,038	4.98

Other assets	601,469			360,901

Total assets	$60,052,314			$53,287,131

Interest-Bearing Liabilities
Consolidated obligations	$55,789,670	$724,845	5.15	$49,550,873	$631,459	5.06
Deposits	962,486	12,403	5.11	667,080	8,694	5.17
Mandatorily redeemable capital stock	82,370	124	0.59	69,013
Other borrowings	3,255	39	4.67	126,782	1,646	5.15

Total interest-bearing liabilities	$56,837,781	$737,411	5.15	$50,413,748	$641,799	5.05

Other liabilities	834,290			652,359
Capital	2,380,243			2,221,024

Total liabilities and capital	$60,052,314			$53,287,131

Net interest income		$45,627			$22,239

Interest-rate spread			0.08			(0.07)
Net interest margin			0.30			0.17

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield %	Average Balance	Interest Income/ Expense	Average Yield %
(in thousands, except percentages)
Interest-Earning Assets
Advances	$29,325,735	$1,185,290	5.40	$24,908,589	$927,172	4.98
Mortgage loans held for portfolio	6,090,217	228,481	5.02	6,885,757	263,247	5.11
Investments	21,427,646	783,661	4.89	20,950,559	672,461	4.29
Other interest-earning assets	366	14	5.35	478	19	5.12

Total interest-earning assets	$56,843,964	$2,197,446	5.17	$52,745,383	$1,862,899	4.72

Other assets	529,556			320,659

Total assets	$57,373,520			$53,066,042

Interest-Bearing Liabilities
Consolidated obligations	$53,338,113	$2,052,036	5.14	$49,257,207	$1,774,983	4.82
Deposits	901,446	34,884	5.17	672,947	24,020	4.77
Mandatorily redeemable capital stock	80,440	365	0.61	67,971
Other borrowings	1,723	64	4.91	220,670	7,748	4.69

Total interest-bearing liabilities	$54,321,722	$2,087,349	5.14	$50,218,795	$1,806,751	4.81

Other liabilities	766,907			633,218
Capital	2,284,891			2,214,029

Total liabilities and capital	$57,373,520			$53,066,042

Net interest income		$110,097			$56,148

Interest-rate spread			0.03			(0.09)
Net interest margin			0.26			0.14

Both total interest income and total interest expense increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, because of significant increases in the outstanding balances of advances and consolidated obligations, as well as higher prevailing short-term interest rates, resulting in an increase in net interest income. Net interest income also increased as a result of the replacement of certain of our low-yielding investments with higher-yielding short-term investments. We expect that our existing high-cost, long-term borrowings and our remaining low-yielding investments in consolidated obligations of other FHLBanks will continue to unfavorably impact our net interest income in 2007 and in later years.

For the three and nine months ended September 30, 2007, the composition of our interest-earning assets changed significantly from those of the same periods in 2006, as we continued to refocus our business on advances, with the average balances of our advances increasing significantly, investments increasing slightly, and mortgage loans held for portfolio continuing to decrease. The significant increase in advances largely resulted from increased activity with two large members. The continued reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Since the yield on our advances is higher than the yield on our mortgage loans held for portfolio and investments, there was an overall increase in net interest income as our mortgage loans were paid down and certain of our low-yielding investments were sold or matured and were replaced with higher-yielding investments. We expect these trends to continue as we continue to reduce our mortgage loan balance and increase our advance business.

Although the federal funds rate declined by 50 basis points in mid-September 2007, causing a similar decrease in short-term interest rates, the effect of this rate change did not significantly impact the average yields on our interest-earning assets or our average costs on our interest-bearing liabilities during the three or nine months ended September 30, 2007, compared to the same periods in 2006. During the three and nine months ended September 30, 2007, compared to the same periods in 2006, we experienced a larger increase in the average yield on our interest-earning assets than in the average cost on our interest-bearing liabilities, increasing our interest-rate spread by 15 and 12 basis points to 8 and 3 basis points, and increasing our net interest income. This improvement of our interest-rate spread primarily resulted from an increase in the amount of our higher-yielding advances and a reduction in the amount of our low-yielding investments due to sales and maturities of our investment in the consolidated obligations of other FHLBanks.

Changes in Volume and Rate. The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007 v. 2006 Increase (Decrease)			2007 v. 2006 Increase (Decrease)
Change in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest Income
Advances	$97,639	$8,250	$105,889	$173,929	$84,189	$258,118
Investments and other	1,782	20,499	22,281	15,613	95,587	111,200
Mortgage loans held for portfolio	(9,603)	433	(9,170)	(29,929)	(4,842)	(34,771)

Total interest income	$89,818	$29,182	$119,000	$159,613	$174,934	$334,547

Interest Expense
Consolidated obligations	$80,849	$12,537	$93,386	$152,531	$124,522	$277,053
Deposits and other borrowings	2,221	5	2,226	741	2,804	3,545

Total interest expense	83,070	12,542	95,612	153,272	127,326	280,598

Change in net interest income	$6,748	$16,640	$23,388	$6,341	$47,608	$53,949

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

For the three and nine months ended September 30, 2007, compared to the same periods in 2006, increases in net interest income were primarily attributable to increased asset balances as a result of purchases of capital stock by members, increased advance activity funded with a combination of consolidated obligations and capital stock, and from the reinvestment of proceeds from maturing low-yielding investments, including among others, the consolidated obligations of other FHLBanks, into higher-yielding short-term investments such as federal funds.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Advances	$475,534	$369,587	28.7	$1,183,092	$926,661	27.7
Prepayment fees on advances	31	89	(65.2)	2,198	511	330.1

Subtotal	475,565	369,676	28.6	1,185,290	927,172	27.8
Investments	233,764	211,483	10.5	783,661	672,461	16.5
Mortgage loans held for portfolio	73,708	82,878	(11.1)	228,481	263,247	(13.2)
Other	1	1		14	19	(26.3)

Total interest income	$783,038	$664,038	17.9	$2,197,446	$1,862,899	18.0

Total interest income increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to significant increases in the volume on our advance portfolio as well as a significant increase in yield on our investment portfolio. These increases were partially offset by the decrease in the volume on our mortgage loans held for portfolio for the three months ended September 30, 2007 and the decreases in the volume and yield on our mortgage loans held for portfolio for the nine months ended September 30, 2007, compared to the same periods in 2006.

Advances. Interest income from advances increased 28.7% and 27.7% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to significant increases in the average advance volumes and increases in interest rates. A $7.1 billion and $4.4 billion increase, representing a 25.9% and 17.7% growth, in the average advance balances for the three and nine months ended September 30, 2007, compared to the same periods of 2006, primarily resulted from increases in advance activity with two large members during the three months ended September 30, 2007. The yield on advances increased by 12 and 42 basis points, to 5.44% and 5.40%, for the three and nine months ended September 30, 2007, compared to the same periods of 2006, primarily due to higher prevailing short-term interest rates, combined with our high percentage of short-term advances.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the third quarter of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large newly added advances mature without being renewed or replaced.

Prepayment Fees on Advances. During the three and nine months ended September 30, 2007, prepayment fee income of $31,000 and $2.2 million primarily resulted from fees charged to borrowers that prepaid $22.7 million and $229.7 million in advances, which was partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. This is compared to $89,000 and $511,000 for the same periods in 2006 when borrowers prepaid $210.0 million and $312.5 million in advances.

Investments. Interest income from investments increased by 10.5% and 16.5% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily resulting from a higher average investment yield as well as an increase in our average investment portfolio balance. During the three and nine months ended September 30, 2007, we benefited from the significant increases in short-term interest rates that increased the yields earned on our short-term investments, compared to the same periods in 2006, even with the 50-basis point decrease in the federal funds rate in mid-September 2007. For the three and nine months ended September 30, 2007, the yield on the investment portfolio increased by 43 and 60 basis points, compared to the same periods of 2006, due to the addition of new investments at generally higher yields than the existing investments we held or replaced.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 11.1% and 13.2% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The decreases were due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $768.9 million and $795.5 million to $5.9 billion and $6.1 billion, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Contributing to the decline in interest income caused by the reduction in the average balance was a 9-basis point decrease in the average yield on mortgage loans held for portfolio for the nine months ended September 30, 2007, compared to the same period in 2006. The balance of our remaining mortgage loans held for portfolio will continue to decrease as these loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Consolidated obligations	$724,845	$631,459	14.8	$2,052,036	$1,774,983	15.6
Deposits	12,403	8,694	42.7	34,884	24,020	45.2
Securities sold under agreements to repurchase	4	1,646	(99.8)	12	7,705	(99.8)
Mandatorily redeemable capital stock and other borrowings	159			417	43	869.8

Total interest expense	$737,411	$641,799	14.9	$2,087,349	$1,806,751	15.5

Consolidated Obligations. Interest expense on consolidated obligations increased by 14.8% and 15.6% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. These increases were the result of significant increases in both the volume of borrowings and the increased interest rates during the first three and nine months of 2007 and throughout 2006. The average balance of consolidated obligations increased by $6.2 billion and $4.1 billion, or 12.6% and 8.3%, from the same periods in 2006. We increased the average balance of our consolidated obligations in order to fund the significant growth in our advance portfolio and implement our strategy of managing our business to a capital-to-assets target of 4.10% in order to more fully use our capital, while staying within our minimum capital-to-assets ratio of 4.05%. The average cost of consolidated obligations increased by 9 and 32 basis points due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced.

Deposits. Interest expense on deposits increased by 42.7% and 45.2% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to 44.2% and 34.0% increases in the average balance of deposits. In addition, interest expense on deposits increased during the nine months ended September 30, 2007, compared to the same period in 2006, due to a 40-basis point increase in the average yield paid to members. Deposit levels vary based on the interest rates paid to our members, as well as our members’ liquidity levels.

Securities Sold Under Agreements to Repurchase. Interest expense decreased significantly during the three- and nine-month periods ended September 30, 2007 and 2006, as we did not find it economical to use reverse repurchase agreements in significant volume. We consider using reverse repurchase agreements when it is economically advantageous to do so.

Mandatorily Redeemable Capital Stock and Other Borrowings. Interest expense on mandatorily redeemable capital stock and other borrowings increased in the first three and nine months of 2007, compared to the same periods in 2006, primarily due to our resumption of dividend payments in December 2006. Prior to that date, no interest expense was accrued on mandatorily redeemable stock as we were not paying dividends on our capital stock.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and nine months ended September 30, 2007 and 2006.

	Net Change For the Three Months Ended September 30,		Net Change For the Nine Months Ended September 30,
Effect of Derivatives and Hedging on Net Interest Income	2007	2006	2007	2006
(in thousands)
Increase in Interest Income
Advances	$12,028	$10,851	$32,787	$21,450
(Increase) in Interest Expense
Consolidated obligations	(23,334)	(35,508)	(61,862)	(75,672)

Decrease in net interest income	$(11,306)	$(24,657)	$(29,075)	$(54,222)

Our use of interest-rate exchange agreements had a net unfavorable effect on our net interest income for the three and nine months ended September 30, 2007 and 2006, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with significant increases in short-term interest rates, resulted in a decrease in net interest income for the three and nine months ended September 30, 2007 and 2006.

Other Income (Loss)

Other income (loss) includes member service fees, net loss on the sale of held-to-maturity securities, gain or loss on derivatives and hedging activities, gain or loss on the early extinguishment of consolidated obligation bonds, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, gain and loss on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Service fees	$419	$407	2.9	$1,233	$1,290	(4.4)
Net loss on sale of held-to-maturity securities	(2,062)	(4,754)	56.6	(5,705)	(6,376)	10.5
Net gain (loss) on derivatives and hedging activities	3,057	(119)	2,668.9	(1,636)	2,408	(167.9)
Net gain from early extinguishment of consolidated obligation bonds	3	4,777	(99.9)	175	6,522	(97.3)
Other (loss) gain, net	(22)	3	(833.3)	(140)	(75)	(86.7)

Total other income (loss)	$1,395	$314	344.3	$(6,073)	$3,769	(261.1)

Total other income (loss) increased by $1.1 million and decreased by $9.8 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase in other income for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $3.2 million improvement in net gain (loss) on derivatives and hedging activities and a $2.7 million decline in net loss on sale of held-to-maturity securities, partially offset by a $4.8 million decline in net gain from early extinguishment of consolidated obligation bonds. The decrease in other income (loss) for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $6.3 million decline in net gain on early extinguishment of consolidated obligation bonds and a $4.1 million decline in net gain (loss) on derivatives and hedging activities, partially offset by a $670,000 improvement in net loss on sale of held-to-maturity securities. The significant changes are discussed in more detail below.

Net Loss on Sale of Held-to-Maturity Securities. During the first nine months of 2007, we sold $1.7 billion of investments in consolidated obligations of other FHLBanks that were within 90 days of maturity, resulting in a net loss of $2.1 million and $5.7 million for the three and nine month ended September 30, 2007.

Net Gain (Loss) on Derivatives and Hedging Activities. For the three and nine months ended September 30, 2007, compared to the same periods in 2006, we had a $3.2 million improvement and a $4.1 million decline in our total net gain (loss) on derivatives and hedging activities. These changes are discussed below.

Consolidated Obligations. For the three and nine months ended September 30, 2007, we recognized a net gain of $1.9 million and a net loss of $1.8 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to net gains of $310,000 and $2.6 million for the same periods in 2006.

Economic Hedges. As of September 30, 2007 and 2006, we held $300.0 million notional amount of interest-rate caps, and as of September 30, 2007, we held $150.0 million notional amount of interest-rate floors, which are used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Our recorded gains and losses related to interest-rate caps and floors were $852,000 and $143,000 of net gains for the three and nine months ended September 30, 2007, compared to $555,000 and $405,000 of net losses for the same periods in 2006.

Net Gain on Early Extinguishment of Consolidated Obligation Bonds. For the three and nine months ended September 30, 2007, we recognized $3,000 and $175,000 in net gains on calls and extinguishments of consolidated obligations, including the related cancellation of interest-rate exchange agreements hedging those consolidated obligations, decreases of $4.8 million and $6.3 million, compared to the same periods in 2006. We cancelled these agreements primarily as a part of our risk management strategy. See “Part I. Item 3. Qualitative and Quantitative Disclosures about Market Risk” in this report for additional information regarding our risk strategy.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
Operating expenses
Compensation and benefits	$5,173	$5,175	(0.0)	$16,466	$16,376	0.5
Occupancy cost	961	204	371.1	3,443	2,382	44.5
Other operating	3,347	3,661	(8.6)	10,083	11,068	(8.9)
Finance Board	444	460	(3.5)	1,335	1,377	(3.1)
Office of Finance	300	288	4.2	1,061	981	8.2
Other	212	340	(37.6)	746	1,052	(29.1)

Total other expense	$10,437	$10,128	3.1	$33,134	$33,236	(0.3)

Total other expenses increased by $309,000 for the three months ended September 30, 2007 and decreased by $102,000 for the nine months ended September 30, 2007, compared to the same periods in 2006.

Occupancy cost primarily includes the expenses related to our leases on one office building in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost increased by $757,000 and $1.1 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to updates in our lease impairment assumptions as well as our decision to expand into certain leased space previously included in our lease impairment reserve.

Other operating expenses decreased by $314,000 and $985,000 for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to decreases in professional and other contractual service fees.

Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Board and the Office of Finance, calculated through a formula based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding for the previous month for the FHLBank System as a whole.

Assessments

Our assessments for AHP and REFCORP substantially increased for the three and nine months ended September 30, 2007, compared to the same periods in 2006, due to significantly increased net income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
AHP and REFCORP Assessments	2007	2006	Percent Increase / (Decrease)	2007	2006	Percent Increase / (Decrease)
(in thousands, except percentages)
AHP	$2,999	$1,014	195.8	$5,824	$2,171	168.3
REFCORP	6,717	2,282	194.3	13,013	4,902	165.5

Total assessments	$9,716	$3,296	194.8	$18,837	$7,073	166.3

Summary of Critical Accounting Policies and Estimates

We did not implement any material change to our accounting policies or estimates, nor did we implement any new accounting policy that had a material impact on our results of operations or financial condition, during the quarter ended September 30, 2007. For accounting policies and additional information concerning, among other things, estimated fair values, see Note 1 in “Part I. Item 1. Financial Statements” of this report, Note 17 in “Part II. Item 8. Financial Statements and Supplementary Data” of our annual report on Form 10-K” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our 2006 annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to the market value of financial instruments and potential loss of future net interest income that may result from changes in interest rates and other market factors. Our business model requires us to assume some level of market risk. We measure our sensitivity to changes in interest rates by measuring the effective duration and effective convexity of our financial positions. Effective duration is an approximation of the estimated proportional change in the price of a financial instrument relative to the absolute change in interest rates. Effective convexity is an approximation of the non-proportional change in the price of a financial instrument relative to the absolute change in interest rates. All else equal, the greater the absolute value of an instrument’s effective duration measure, the greater its sensitivity to changes in interest rates. A positive effective convexity measure for an instrument predicts, all else equal, that price increases will exceed the effect predicted by effective duration alone and that price decreases will be less than the effect predicted by effective duration alone. The converse is true for negative convexity. Yield-curve risk refers to changes in the relative relationship among various points of the term structure of interest rates and an instrument’s relative price sensitivity to the various term points. We measure our sensitivity to yield-curve risk by calculating effective key-rate durations. Key-rate duration measures an instrument’s relative sensitivity to various specified points in the term structure of interest rates. These measures can be calculated for individual financial instruments, such as one of our mortgage-backed securities, or for an entire portfolio, such as our MPP. We seek to control market risk through our funding and investment decisions and with interest-rate exchange agreements. Through our market-risk management, we attempt to ensure that we are profitable and to protect net interest income and market value of equity over a wide range of interest-rate environments.

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

Measurement of Market Risk

We monitor our market risk through a variety of measures. Our Board oversees policy regarding our exposure to market risk and has adopted four primary risk measures: effective duration of equity, effective key-rate duration of equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. These policy measures are described below. We quantify and monitor our market risk daily and manage market risk within the policy limits. These measures and other key terms are defined below.

•	Market Value of Equity. Market value of equity is the present value of the expected net cash flows from all of our assets, liabilities, and commitments.

•

Effective Duration. Effective duration represents the estimated change in the value of a financial instrument for a given instantaneous parallel shift in the yield curve. Stated simply, effective duration is a measure of the price sensitivity of a financial instrument to changes in interest rates. Higher duration numbers, whether positive or negative, indicate greater price-sensitivity to changes in interest rates. For example, if a portfolio has an effective duration of two, then the portfolio’s value would be expected to decline about 2% for a 1% increase in interest rates or rise about 2% for a 1% decrease in interest rates.

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

•

Market-Value-of-Equity Sensitivity. Market-value-of-equity sensitivity is the change observed in our estimated market value of equity, given an instantaneous parallel increase or decrease in the yield curve.

•

Effective Convexity. Effective convexity measures the estimated effect of non-proportional changes in instrument prices that is not incorporated in the proportional effects measured by effective duration. Financial instruments can have positive or negative effective convexity.

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

Market-Risk Management

Our market-risk measures reflect the sensitivity of our business to changes in interest rates, which is primarily due to mismatches in the maturities and embedded options associated with our mortgage-based assets and the consolidated obligation bonds we use to fund these assets. The prepayment options embedded in mortgage-based instruments may be exercised at any time, while the call options embedded in our callable debt are exercisable on a set date or series of dates following a lock-out period. These differences in the structure and characteristics of the mortgage prepayment options embedded in our mortgage-based assets and the debt call options in the consolidated obligations sold on our behalf cause the market values of our mortgage-based assets and callable debt to respond differently to changes in interest rates and the shape of the yield curve. For example, a significant drop in interest rates will likely trigger rapid prepayments of our mortgage-based assets, while the debt issued to fund the purchase of those assets may or may not be callable depending on the remaining length of the lock-out periods, the exercise prices of the call options, and whether the options are exercisable continuously, periodically, or on a specific date.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of September 30, 2007 and December 31, 2006, our market-risk measures were within our policy limits.

The following table summarizes our four primary risk measures and their respective limits and our compliance as of September 30, 2007 and December 31, 2006.

Primary Risk Measure	As of September 30, 2007	As of December 31, 2006	Risk Measure Limit
Effective duration of equity	1.41	0.96	+/-5.00
Effective convexity of equity	(1.29)	(1.96)	+/-4.00
Effective key-rate-duration-of-equity mismatch	1.51	1.09	+/-3.50
Market value of equity sensitivity (+ 100 basis point shock scenario) (in percentages)	(1.68)%	(1.87)%	+/-4.50%
Market value of equity sensitivity ( -100 basis point shock scenario) (in percentages)	0.52%	0.06%	+/-4.50%

As of September 30, 2007, the effective duration of equity increased 0.45 and the effective convexity of equity increased 0.67, compared to December 31, 2006. The change, or extension, in effective duration of equity resulted primarily from changes in the duration of our callable and swapped debt that acted to extend duration. These effects were not completely offset by corresponding and opposite reductions in our mortgage loan portfolio that is hedged by callable debt and the swaps that hedge our swapped debt portfolio. The increase in effective convexity of equity was caused primarily by reductions in the negative convexity of our mortgages that acted to increase effective convexity. This effect was partially offset by changes in the callable debt hedging mortgages and swaps hedging swapped debt that acted to reduce convexity.

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

The total notional amount of interest-rate exchange agreements outstanding was $35.8 billion as of September 30, 2007 and $33.2 billion as of December 31, 2006. The notional amount of interest-rate exchange agreements increased during the first nine months of 2007, primarily due to increases in fair value hedges of consolidated obligations.

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

We accept certain categories of first-lien, single-family, subprime mortgage loans as collateral under our subprime collateral program. As of September 30, 2007, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Seattle Bank, with subprime mortgage loans representing a material portion of only one member’s pledged collateral. Prior to being approved for this program, members must complete a separate application process, which includes a thorough assessment of their credit and collateral administration policies and procedures for subprime lending. Also, our credit department staff reviews individual subprime loans for compliance with the policies and tests for loans with predatory characteristics and compliance with our responsible lending policy. Borrowing capacity rates for approved subprime loans vary from 50% to 75% of the loans’ market value, according to loan characteristics. The market value of the subprime loans is determined regularly by a third-party expert in mortgage valuation, contracted by the Seattle Bank. The policy adopted by our Board to govern the subprime collateral program prohibits as eligible collateral: loans delinquent more than 60 days, second liens, loans with a debt-to-income ratio in excess of 49%, and non-owner occupied properties. In addition, certain state concentration limits have been established. The policies and procedures described above have sufficiently mitigated the credit risk of subprime loan collateral.

The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $599.0 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented $191.1 million of the $41.4 billion of advances as of September 30, 2007 and $133.0 million of the $28.0 billion of advances as of December 31, 2006. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of September 30, 2007 and December 31, 2006, our unsecured credit exposure was $9.1 billion and $12.3 billion, primarily consisting of $2.5 billion and $4.2 billion of other FHLBank consolidated obligations and $4.4 billion and $2.8 billion of federal funds sold. This decrease in unsecured credit exposure primarily resulted from a decrease in our long-term unsecured investments, which matured during the nine months ended September 30, 2007.

Mortgage Loans Held for Portfolio

As of September 30, 2007, the Seattle Bank has never experienced a credit loss. Our supplemental mortgage insurance provider has experienced only one loss claim on an MPP mortgage loan. Under the MPP, we have purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $5.8 billion and $6.3 billion as of September 30, 2007 and December 31, 2006, which comprised $246.2 million and $292.1 million in government-insured mortgage loans and $5.5 billion and $6.0 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of our business plan, we are exiting the MPP. However, we do not expect that this decision will impact the credit risk of the mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary, and we believe that we have the policies and procedures in place to appropriately manage this credit risk.

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of these risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements, but before considering collateral, was $270.7 million and $146.9 million as of September 30, 2007 and December 31, 2006. In determining maximum credit risk, we consider accrued interest receivable and payable and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $189.3 million and $133.5 million as of September 30, 2007 and December 31, 2006. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$10,835,169	$98,782	$49,150	$49,632
AA	13,005,813	109,214	21,635	87,579
AA–	10,428,550	48,307		48,307
A+	1,569,300	14,410	10,591	3,819

Total	$35,838,832	$270,713	$81,376	$189,337

	As of December 31, 2006
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$1,132,780	$3,134	$	$3,134
AA	11,061,155	82,672		82,672
AA–	17,021,136	28,811		28,811
A+	3,978,500	32,324	13,438	18,886
Member institutions (1)	55,500

Total	$33,249,071	$146,941	$13,438	$133,503

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

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of September 30, 2007, 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements, excluding agreements in which we served as intermediaries. As of September 30, 2007, 95.6% of the total notional amount of our outstanding interest-rate exchange agreements was with 15 counterparties rated “AA–” or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized as of September 30, 2007 and December 31, 2006, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer) the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, the president and chief executive officer and the chief administrative officer concluded that the disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

The president and chief executive officer and the chief administrative officer (who for purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as a principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Other than as disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2007 and as disclosed below, there have been no material changes to the risk factors previously disclosed in our 2006 annual report on Form 10. See also the risk factors included in our 2006 annual report on Form 10-K for the year ended December 31, 2006 and our quarterly report on Form 10-Q for the quarter ended March 31, 2007 for a discussion of risks and uncertainties that may affect the Seattle Bank.

Our limitations on the payment of dividends and restrictions on Class B stock repurchases, together with other capital management requirements, have limited, and may continue to limit, member demand for advances and may limit our ability to attract new members.

In May 2005, in connection with the Finance Board’s acceptance of our business plan, our Board adopted policies suspending indefinitely the declaration or payment of any dividends and the repurchase of any Class B stock, subject to certain exceptions. In December 2006, the Director of the Office of Supervision granted us a waiver of certain restrictions on our ability to pay dividends on our capital stock, and our Board adopted a new policy that, among other things, limits our payment of quarterly dividends to no greater than 50% of our year-to-date net income. These dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision to exceed the limitations.

Although we have paid quarterly dividends since December 2006, pursuant to a waiver from the Director of the Office of Supervision and applicable Board policy, and our longer-term term goal is to pay members market-based dividends, future dividends may not be consistent with the dividends that we paid prior to suspending our payment of dividends in May 2005. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” in this report.

Our members must comply with our activity-based stock purchase requirements. Consequently, new members are required to purchase our capital stock to obtain advances, and existing members may be required to purchase additional stock to increase their advance borrowings. Although our Capital Plan was amended in December 2006 to allow for: (i) access to excess stock pool, which may be used to support certain additional advances without requiring a member to purchase additional stock, and (ii) the creation of Class A stock, which may be used to satisfy a member’s advances activity-based stock purchase requirement and may be redeemed upon six months’ notice, the Seattle Bank is still restricted from repurchasing Class B stock without obtaining a waiver from the Director of the Office of Supervision. However, in October 2007, we announced our intention, assuming receipt of an appropriate waiver from the Director of the Office of Supervision and an acceptable financial condition of the Seattle Bank, to introduce a modest Class B stock repurchase program in 2008. Going forward, we cannot predict with certainty whether the limitations on the payment of dividends or the restrictions on the repurchase of Class B stock will continue to negatively affect demand for advances or new membership. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock,” in our annual report on Form 10-K for additional information on the Capital Plan amendments.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members could have a negative effect on our results of operations.

Our advance balance is concentrated with commercial banks and thrift institutions. As of September 30, 2007, five of our members held 76.6% of the par value of our outstanding advances, with three of those members holding 69.3% (one holding 25.6%, one holding 22.4%, and another holding 21.3%) of the par value of our outstanding advances. Changes in their borrowing decisions for whatever reason, including their reluctance to borrow if it would require purchasing more of our capital stock, can significantly affect the amount of our advances outstanding. As we have refocused our business on our advances, we expect that the concentration of advances with our largest borrowers will continue to remain significant, and accordingly, the loss of any of these members or the loss of a substantial amount of their business could have a negative effect on our business, including our income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under the FHLBank Act, no matters are submitted to stockholders for a vote except the election of the Seattle Bank’s elected directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance” of our 2006 annual report on Form 10-K for a discussion of the election process. See “Item 5. Other Information” and our current reports on Form 8-K filed with the SEC dated July 26, August 16, and November 9, 2007, for more information relating to the appointments of new public interest directors to our Board in the third and fourth quarters of 2007.

In addition, on October 26, 2007, the Seattle Bank announced that the following two individuals ran unopposed and were elected to the Seattle Bank’s Board of Directors for three-year terms commencing January 1, 2008:

•	Mike C. Daly, President and Chief Executive Officer, Wheatland Bankshares, Inc., Wheatland, Wyoming. Mr. Daly currently serves on the Board, and his current term expires on December 31, 2007.

•	Park Price, President and a Director, Bank of Idaho, Idaho Falls, Idaho. Mr. Price currently serves on the Board, and his current term expires on December 31, 2007.

Further, William A. Longbrake, Vice Chairman, Washington Mutual, Inc. and a director of its subsidiary, Washington Mutual Bank, F.S.B., was duly re-elected to serve a three-year term on the Board beginning January 1, 2008. Mr. Longbrake currently serves on the Board, and his current term expires on December 31, 2007. Mr. Longbrake received 1,123,024 votes for election and 241,703 votes against election. Mr. Longbrake ran against Gerald O. Hatler, President and Chief Executive Officer, EvergreenBank, Seattle, Washington, who received 241,703 votes for election and 1,123,024 votes against election.

This directors’ election took place in accordance with the rules governing the election of FHLBank directors specified in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) and the related regulations of the Finance Board, and because Messrs. Daly and Price ran unopposed for their respective board position, no vote was required. Pursuant to the Bank Act and Finance Board regulations, the majority of the Seattle Bank’s directors are elected by and from the Seattle Bank’s membership. The remaining directors are required to be appointed by the Finance Board.

The terms of the Seattle Bank’s other directors, Les AuCoin, Craig E. Dahl, Daniel R. Fauske, Harold B. Gilkey, William V. Humphreys, Frederick C. Kiga, Russell J. Lau, James G. Livingston, Michael W. McGowan, Cynthia A. Parker, Donald V. Rhodes, Jack T. Riggs, MD, David F. Wilson, and Gordon Zimmerman, remain unaffected by this directors’ election.

ITEM 5. OTHER INFORMATION

On July 26, 2007, the Board elected James G. Livingston, vice president, Zions First National Bank, to fill a vacancy on the Board due to the resignation of the previous Utah elective director from the Board on May 16, 2007. Mr. Livingston will complete the existing term, which expires December 31, 2009. In addition, on August 16, 2007, the Finance Board appointed David L. Wilson to fill the remainder of one of the Seattle Bank’s community interest director terms that ends December 31, 2007.

On October 26, 2007, the Board declared a $1.28 per share dividend on average Class A stock outstanding during the third quarter of 2007 and a $0.20 per share dividend on average Class B stock outstanding during the third quarter of 2007. The dividends will be paid in November 2007.

On November 5, 2007, the Finance Board reappointed Messrs. Daniel R. Fauske and Jack T. Riggs, MD to the Board for three-year terms commencing on January 1, 2008 and ending on December 31, 2010. In addition, the Finance Board appointed Ms. Virginia L. Klamon to the Seattle Bank’s Board beginning on January 1, 2008. However, Ms. Klamon has provided the Seattle Bank written notice of her intention to decline the appointment.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated: November 13, 2007
Richard M. Riccobono President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated: November 13, 2007
Christina J. Gehrke Senior Vice President, Chief Administrative Officer and Principal Accounting Officer

EXHIBITS

Exhibit No.	Exhibits
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.