Form 10-K
period 2007-12-31
Federal Home Loan Bank of Seattle
filed 2008-03-28
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer  ☐                        Accelerated Filer  ☐                        Non-accelerated Filer  ☒

Indicate by Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2007, the aggregate par value of the shares of capital stock of the registrant was $2,222,815,600. As of February 29, 2008, Seattle Bank had outstanding 4,204,580 shares of its Class A stock and 22,241,499 shares of its Class B stock.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-K for the Fiscal Year Ended December 31, 2007

i

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

Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty that may cause actual results to differ materially from those we currently anticipate. Consequently, there is no assurance that the expected events and developments will occur. See “Part I. Item 1A. Risk Factors” of this report, for additional information on risks and uncertainties.

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	significant changes in market conditions, including fluctuations in interest rates, shifts in yield curves and spreads on mortgage-based assets relative to other financial instruments;

•

withdrawal of one or more large members, significant increases or decreases in business from or change in business of large members, unexpected demand for liquidity from our large members, or consolidation among our members;

•	changes in local and national economic conditions;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	adverse changes in the market prices of our financial instruments or our failure to effectively hedge these instruments;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Finance Board, and the Office of Finance, or collectively the FHLBank System;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	failure to satisfy hedge accounting criteria under the accounting principles generally accepted in the United States, or U.S. GAAP, in hedging our interest-rate risk;

•	our members’ willingness to do business with us despite limitations on our payment of dividends and continuing restrictions on repurchases of excess Class B stock;

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

Overview

The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We make loans, which we call advances, provide letters of credit, accept deposits, and provide securities safekeeping and other services. Historically, we also purchased mortgage loans from participating members through the Mortgage Purchase Program, or MPP. During the first quarter of 2005, we decided to exit the MPP.

We conduct most of our business with or through our members and do not conduct our business directly with the general public. For the year ended December 31, 2007, we reported net income of $70.7 million, and as of December 31, 2007, we had total assets of $64.2 billion, total deposits of $997.7 million, and retained earnings of $148.7 million.

We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. We fund these grants and loans through the Affordable Housing Program, or AHP, the Community Investment Program, or CIP, and a number of other programs.

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

The primary sources of funding for all of the FHLBanks consist of consolidated obligation bonds and discount notes, which are referred to collectively as consolidated obligations. The Office of Finance, a joint office of the FHLBanks created by the Finance Board, acts as an authorized agent of the FHLBanks, facilitating and executing the issuance of consolidated obligations on behalf of the FHLBanks. The U.S. government does not guarantee, directly or indirectly, the consolidated obligations or other obligations of any of the FHLBanks. Consolidated obligations are the joint and several obligations of the 12 FHLBanks. As of December 31, 2007, the aggregate par value of consolidated obligations outstanding for the FHLBank System was $1.2 trillion; however, individual banks are primarily liable for an allocated portion of the consolidated obligations in which they participate. As of December 31, 2007, the Seattle Bank was the primary obligor for $60.0 billion par value of consolidated obligations.

During the three-year period from 2004 through 2006, we significantly restructured our business and operations. The changes in our business were driven by declining net income from 2003 to 2005 and issues raised in our 2004 Finance Board examination, which focused on, among other factors, our risk management practices.

As a result of the 2004 Finance Board examination, we operated under an agreement with the Finance Board, which we refer to as the Written Agreement, from December 2004 until January 2007. The Written Agreement required us to develop a three-year business and capital management plan, which we refer to as our business plan, and submit it to the Finance Board’s Office of Supervision. Some of the primary actions taken under the restructuring and our business plan have included: refocusing our business on providing advances to our members, exiting the MPP, and improving our risk management practices and operational efficiency. In changing the direction of our business, we reversed a trend of declining net income and reported significant increases in net income in each of the years ended December 31, 2007 and 2006. For additional information regarding recent operations of the Seattle Bank, see “Part II. Item 7. Management’s Discussion and Analysis—Results of Operations.”

Even though our net income grew significantly in 2006 and 2007, changes in market interest rates during the years ended December 31, 2007, 2006, and 2005 and liquidity concerns in the global credit markets in the second half of 2007 have had a net unfavorable impact on the fair value of our assets and liabilities. The significant deterioration and volatility in the global credit markets, which resulted in the non-parallel changes in the market value of our assets and liabilities, was the primary factor in the significant increase in our unrealized market value losses in 2007 and the first two months of 2008. As of December 31, 2007, 2006, and 2005, we disclosed net unrealized market value losses of $460.1 million, $245.0 million, and $363.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was estimated at 82.2%, 89.0%, and 83.5% as of December 31, 2007, 2006, and 2005. As of March 14, 2008, our unrealized market value loss had increased to $1.0 billion. For additional information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

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

As of December 31, 2007, the Seattle Bank had 380 members, which represented approximately 39.3% of the financial institutions in our district eligible for membership. We also had nine stockholders that were nonmembers holding capital stock as a result of acquisitions that are awaiting redemption of their stock by us. Additionally, we had six approved housing associates that were not required to purchase our stock to use our services within the parameters of our regulations and policies. As of December 31, 2007, 12 of our members had requested withdrawal from membership.

The number of members and the composition of our membership have remained essentially the same from 2005 through 2007, with membership ranging between 373 and 380. Commercial banks and thrifts comprised 76% and credit unions 23% of our membership. The following tables show the capital stock holdings and the geographic locations of our stockholders, by type, as of December 31, 2007.

Type of Institution	Number of Institutions	Total Value of Capital Stock Held*
(in thousands, except institution count)
Commercial banks	250	$1,321,964
Thrifts	37	1,036,208
Credit unions	88	143,154
Insurance companies	5	9,609

Total	380	$2,510,935

*	Includes $82.3 million in mandatorily redeemable capital stock. See Note 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total
Alaska	5	1	5		11
American Samoa	1				1
Colorado*	1				1
Guam	2	1	1		4
Hawaii	6	2	5		13
Idaho	13	3	2	1	19
Minnesota*	1				1
Montana	58	2	7		67
Ohio*	1				1
Oregon	31	2	19	1	53
Utah	34	3	15	1	53
Washington	64	20	30	2	116
Wyoming	33	3	4		40

Total	250	37	88	5	380

*	Out-of-district nonmember stockholder holding capital stock as a result of an acquisition, pending redemption.

The Seattle Bank’s market area is the same as its membership district. Institutions that are members of the Seattle Bank must have their principal places of business within this market area but may also operate elsewhere. Historically, the value of membership in the Seattle Bank has been derived primarily from the following aspects of our business:

•	the access we provide to readily available funding for liquidity purposes;

•

the relatively low rates at which members can borrow from us, which stems from our ability to raise funds in the financial markets at favorable interest rates through consolidated obligations, due primarily to the FHLBank System’s “AAA” credit rating;

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the dividends that we have paid to members; and

•	the access we previously provided as a competitively priced secondary mortgage market alternative.

To provide value to our members, we leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations. We have used a majority of the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved nonmember borrowers and historically to purchase mortgage loans under the MPP. We have also used the proceeds from consolidated obligations on which we are the primary obligor to purchase investments, with the goal of achieving market-rate returns on those investments. Interest income from our advances, investments, and mortgage loans, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and dividends to our members.

Our Business

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

As of December 31, 2007, we had 230 member borrowers with the par value of outstanding advances totaling $45.4 billion, and two approved nonmember borrowers with outstanding advances totaling $7.1 million.

Advances to Members. Advances generally support our members’ mortgage lending activities. In addition, advances made to member community financial institutions may be used for the purpose of providing loans to small businesses, small farms, and small agribusinesses. Community financial institutions are financial institutions that, in 2007, had average assets over the last three years of no more than $599.0 million.

Advances help our members manage their assets and liabilities and serve as a funding source for a variety of member uses, including mortgage loans that members may be unable or unwilling to sell in the secondary mortgage market. Advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member’s interest-rate risk associated with holding mortgage loans. Accordingly, advances play an important role in supporting housing markets, including those focused on low- and moderate-income households. In addition, advances provide members with a low-cost source of liquidity, reducing their need to hold low-yielding liquid assets financed with longer-term, more expensive debt, and provide long-term financing to support our members’ balance sheet management strategies. For example, for members that choose to sell their mortgage loans in the secondary mortgage markets, advances can provide funding for temporary liquidity needs. Advances also provide competitively priced wholesale funding to smaller community lenders that typically do not have access to many of the funding alternatives available to larger financial organizations, such as repurchase agreements, commercial paper, and brokered deposits.

Advances to Nonmembers. Under the FHLBank Act, we are permitted to make advances to nonmembers that are approved under Title II of the National Housing Act, which we also refer to as approved nonmember borrowers. An approved nonmember borrower must be a government agency or be chartered under federal or state law with rights and powers similar to those of a corporation, and it must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to them as apply to members, these approved nonmember borrowers are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. The financial condition of an approved nonmember borrower must be such that, in our sole opinion, we can safely make advances to the approved nonmember borrower.

Types of Advances. The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain options that are affected by interest rates or that alter the cash flows. All of our advances, except for returnable advances, are subject to prepayment fees for payment of principal prior to maturity. We determine the amount of fees charged for prepayments using the interest rate, the amount, the remaining time to maturity of the prepaid advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower’s decision to prepay an advance.

Variable Interest-Rate Advances

Cash Management Advances. Cash management advances are short-term, variable interest-rate advances designed to provide immediate and flexible funding to meet borrowers’ daily liquidity needs. A cash management advance is an open-note program, similar to a revolving line of credit or a federal funds line. Outstanding cash management advance balances are automatically renewed unless repaid by the borrower. Borrowers can increase or decrease cash management advance balances daily. Cash management advance rates are based on overnight federal funds rates and are reset daily. There are no minimum dollar amounts for cash management advances.

Adjustable-rate Advances. Adjustable-rate advances are variable interest-rate, fixed-term advances with interest rates based on a spread to a specified market interest-rate index, such as the London Interbank Offered Rate, known as LIBOR, or prime. Maturities range from one to five years, and principal is due at maturity.

Fixed Interest-Rate Advances

Fixed Interest-Rate Advances. Fixed interest-rate advances include short-term advances with maturities from seven days to one year and long-term advances with maturities from one year to 30 years. In both cases, principal is due at maturity.

Amortizing Advances. Amortizing advances are fixed interest-rate, fixed-term advances where the principal is repaid over the term of the advance, generally on a straight-line basis. Maturities range from two to 30 years. Amortizing advances allow borrowers to reduce the principal level of their advances in tandem with their funded assets, such as mortgage loans.

Structured Advances

Putable Advances. Putable advances have a fixed interest rate and include an option for the Seattle Bank to terminate the advance on specific dates throughout the term of the advance following a specified period of time, which we refer to as a lock-out period. In exchange for our option, the borrower pays a lower interest rate on the advance. Maturities range from one to 10 years, with lock-out periods from three months to five years or longer. At the end of the lock-out period, and on a periodic basis thereafter, we may terminate the advance at our discretion. If we elect to terminate the advance, the member may apply for a new advance at the then-current advance rates, subject to all applicable credit requirements.

Knockout Advances. Knockout advances are a type of putable advance that is automatically canceled by the Seattle Bank in the event that LIBOR exceeds a pre-determined interest rate on set future dates. If the advance is canceled, the member may apply for a new advance at the then-current advance rates, subject to all applicable credit requirements.

Capped Floater Advances. A capped floater advance is a variable interest-rate advance that is capped at a pre-determined interest rate. The funding structure allows the borrower to benefit from lower borrowing costs should interest rates decline, while offering protection against a significant increase in interest rates.

Floored Floater Advances. A floored floater advance is a variable interest-rate advance that contains a long position in an interest-rate floor that is based on a benchmark index rate such as LIBOR. If interest rates decline below a pre-determined interest rate, the borrower’s rate will be reduced to an interest rate that reflects the lower index rate less the difference between the pre-determined interest rate and the index rate.

Floating-to-Fixed Convertible Advances. A blend of a variable interest-rate advance and a putable advance, the floating-to-fixed convertible, or FFC, advance initially has a floating or variable interest rate, which converts to a fixed rate of interest on a pre-determined date, if we do not exercise our option to cancel the advance on that date. In addition, the FFC advance has an option for the Seattle Bank to cancel the advance on specific dates throughout the term of the advance, including the conversion date, following a lock-out period. The FFC advance offers sub-LIBOR, variable interest-rate funding in exchange for selling the Seattle Bank the right to cancel the advance on pre-determined dates.

Returnable Advances. This fixed interest-rate advance gives the borrower the right to prepay the advance to the Seattle Bank on pre-determined dates without a prepayment penalty. The cost of purchasing the option is reflected in an interest rate that is higher than that of a standard fixed interest-rate advance.

The types and par amounts of advances outstanding as of December 31, 2007 and the amount of income generated by each advance type for the year ended December 31, 2007 are described in the table below.

	As of December 31, 2007		For the Year Ended December 31, 2007
Advance Type	Advances Outstanding	Percent of Total Advances Outstanding	Advances Income*	Percent of Total Advances Income
(in thousands, except percentages)
Variable interest-rate advances
Cash management advances	$1,920,674	4.2	$62,831	3.7
Adjustable advances	24,582,854	54.3	969,289	57.2
Fixed interest-rate advances
Fixed interest-rate advances	13,352,746	29.5	432,584	25.5
Amortizing advances	654,307	1.4	33,149	2.0
Structured advances
Putable advances	4,186,609	9.2	166,624	9.8
Capped floater advances	140,000	0.3	7,962	0.5
Floored floater advances	150,000	0.3	8,711	0.5
Floating-to-fixed convertible advances	370,000	0.8	13,915	0.8

Total par value	$45,357,190	100.0	$1,695,065	100.0

*	Advances income excludes hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees.

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

•

mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac, neither of which are guaranteed, directly or indirectly, by the U.S. government;

•	cash or other deposits in the Seattle Bank; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which, we can perfect a security interest.

We also have a statutory lien on our member borrowers’ capital stock in the Seattle Bank. Members that are community financial institutions, as defined by regulation, may also pledge as collateral small business, small farm, or small agribusiness loans.

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

Based on the security provided by the blanket lien, the financing statement, and the statutory preferences, we generally do not take control of the collateral, other than securities collateral, pledged by member borrowers under the blanket pledge or segregation/listing categories. We generally will further secure our security interests by taking physical possession (or control) of the supporting collateral if we determine the financial or other condition of a particular member borrower so warrants. In addition, we generally take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and approved nonmember borrowers) to ensure that an advance is as secure as the security interest in collateral pledged by depository institutions.

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

Type of Collateral	Borrowing Capacity
U.S. Treasury and other government agency* securities	95 – 97%

U.S. Treasury and other government agency* debentures and non-agency rated mortgage-backed securities	80 – 87%

Eligible first-lien single or multi-family mortgage loans	40 – 85%

Other eligible collateral and community financial institution collateral	50 – 75%

*	Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as other U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the United States Department of Agriculture.

On a case-by-case basis, we accept certain categories of first-lien single-family subprime mortgage loans as collateral under our subprime collateral program, the terms of which are consistent with the interagency statement on subprime mortgage loans published by the federal banking regulatory agencies on July 10, 2007. Prior to being approved for this program, members must complete a separate application process which includes a thorough assessment of their credit and collateral administration policies and procedures for subprime lending. Also, our credit department staff reviews individual subprime loans for compliance with the policies and also tests for loans with predatory characteristics and compliance with our responsible lending policy. Borrowing capacity rates for approved subprime loans vary from 50% to 75%, according to the loan’s credit characteristics. The market value of the subprime loans is determined regularly by a third-party expert in mortgage valuation, contracted by the Seattle Bank. The policy adopted by our Board to govern the subprime collateral program prohibits as eligible collateral: loans delinquent more than 60 days, second liens, loans with a debt-to-income ratio in excess of 49%, and non-owner occupied properties. Additional or replacement collateral must be provided to us should existing subprime collateral become ineligible due to, among other things, delinquency. In addition, certain state-specific concentration limits were established. As of December 31, 2007, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Seattle Bank, with subprime mortgage loans representing a material portion of only one member’s pledged collateral.

Management of Credit Risk. In order to manage the credit risk of our advances, we regularly monitor and assess our member borrowers’ creditworthiness using financial information they provide quarterly to their regulators, regulatory examination reports, other public information, and information submitted by member borrowers. We perform quarterly analyses and reviews of member borrowers whose financial performance does not fall within the key performance parameters defined in our credit monitoring process. Further, member borrowers that we determine are exhibiting a weak or deteriorating financial condition or CAMELS ratings are reviewed in greater detail.

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

We review and verify collateral pledged by member borrowers on a risk-based schedule according to the member’s financial condition, collateral quality, or other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications.

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

Concentration and Pricing of Advances. Our advance balances are concentrated with commercial banks and thrift institutions. As of December 31, 2007, five members held 70.4% of the par value of our outstanding advances, with three of these members holding 63.0% of the par value of our outstanding advances. No borrower other than Bank of America Oregon, N.A., Washington Mutual Bank, F.S.B., and Merrill Lynch Bank, USA, held more than 10% of the par value of our total advances outstanding as of December 31, 2007.

The following table identifies our top five borrowers’ advance balances and their percentage of our total par value of advances, as well as the income and percentage of our total advance income from these advances for the year ended December 31, 2007.

	As of December 31, 2007		For the Year Ended December 31, 2007
Name	Advances at Par Value	Percent of Total Advances	Advances Income	Percent of Total Advances Income
(in thousands, except percentages)
Bank of America Oregon, N.A.	$10,551,686	23.3	$519,370	29.8
Portland, OR

Washington Mutual Bank, F.S.B.	9,330,018	20.6	286,102	16.4
Seattle, WA

Merrill Lynch Bank, USA*	8,700,000	19.1	143,920	8.3
Salt Lake City, UT

Washington Federal Savings Bank	1,850,000	4.1	78,898	4.5
Seattle, WA

Sterling Savings Bank	1,517,571	3.3	67,870	3.9
Spokane, WA

*	As of March 14, 2008, Merrill Lynch Bank, USA has no outstanding advances with the Seattle Bank.

We are not subject to any regulatory or other restrictions on concentrations of advances with particular categories of institutions or with individual borrowers. Nevertheless, we monitor our advance activity and provide a variety of information to our Board regarding advance balances and activity trends by type of advance, customer, and other relevant measures. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for at least 2008 and several years thereafter.

There are three primary means of pricing advances:

•

Differential pricing. Borrowers can request a lower advance rate and, subject to specific criteria and delegated authority, certain Seattle Bank staff members may adjust the pricing levels within specified parameters.

•	Daily market pricing. All borrowers receive the same pricing, which is posted on our website.

•

Auction funding. Through this alternative, borrowers can generally borrow at a lower interest rate than the daily market pricing posted on our website. Auction funding is available two times per week when the Seattle Bank participates in consolidated obligation discount note issuances from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete.

The differential pricing option is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. Excluding cash management advances, for the year ended December 31, 2007, the amount of differentially priced advances accounted for 69.2% of new advances, compared to 79.5% for the previous period. The decrease in differentially priced advances for the year ended December 31, 2007 was primarily due to the lack of alternative wholesale funding options in the second half of 2007 for our members, the pricing of which is a component of differential pricing. Excluding cash management advances, the amount of daily-market priced advances and auction-priced advances accounted for 19.0% and 11.8% of new advances made for the year ended December 31, 2007, compared to 10.0% and 10.5% of advances made for the year ended December 31, 2006.

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

The weighted-average interest rates of advances are highly dependent upon origination date and time to maturity. The federal funds rate dropped by 100 basis points during the year ended December 31, 2007, and increased 100 and 200 basis points during the years ended December 31, 2006 and 2005. As a result, newer, shorter-term, fixed interest-rate advances have lower weighted-average interest rates than those advances with longer terms or origination dates in 2006 or 2005. The table below provides information on the type, weighted-average interest rates, and terms of advances held by our five largest borrowers and all other borrowers as of December 31, 2007.

	Top Five Borrowers					All Other Borrowers
Advance Type	Advances Outstanding		Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted- Average Remaining Term (months)	Advances Outstanding	Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted- Average Remaining Terms (months)
(in thousands, except interest rates and months)
Variable interest-rate advances
Cash management advances	$					$1,920,674	4.35	12.0	5.3
Adjustable advances		23,723,000	5.04	21.8	12.3	859,854	4.95	32.2	23.3
Fixed interest-rate advances
Fixed interest-rate advances		5,851,452	4.69	7.7	4.9	7,501,294	4.67	26.9	13.5
Amortizing advances		324,073	5.54	188.8	123.4	330,234	4.95	120.3	72.8
Structured advances
Putable advances		2,050,750	4.70	118.1	74.9	2,135,859	4.44	96.5	71.4
Capped floater advances						140,000	5.34	44.6	20.2
Floored floater advances						150,000	4.80	24.0	11.0
Floating-to-fixed convertible advances						370,000	4.29	88.3	76.6

Total par value of advances		$31,949,275	4.96	27.1	16.1	$13,407,915	4.61	40.3	25.5

Other Mission-Related Community Investment Programs. We provide direct and indirect support for programs designed to make communities better places to work and live. We assist members in meeting their Community Reinvestment Act responsibilities through a variety of specialized funding programs. Through our AHP and our other community investment programs, members have access to grants and subsidized advances and other low-cost funding to help them provide affordable rental and homeownership opportunities and take part in commercial and economic development activities that benefit low- and moderate-income neighborhoods. We also provide subsidy grants and loans to members for community and economic development. We administer and fund the programs described below.

Affordable Housing Program. Through the AHP, we offer direct subsidies and subsidized advances to member financial institutions that partner with community sponsors to stimulate affordable rental and homeownership opportunities for low- or moderate-income households, which are defined as households with an income below 80% of the area’s median income, adjusted for family size. AHP awards can be used to fund the acquisition, rehabilitation, or construction of affordable housing, to reduce principal or interest rates on loans, or to assist in covering down payments or closing costs. We fund this program with approximately 10% of our net income each year, 35% of which is allocated to our homeownership set-aside program, Home$tart. Over the last 17 years, AHP’s competitive program has provided significant resources to members for affordable housing development across the Seattle Bank’s district to assist in the purchase, construction, and rehabilitation of housing for low- and moderate-income households. In the AHP competitive program, we awarded subsidies of $3.3 million, net of withdrawals, in 2007, funding over 578 housing units in six states. From the inception of the AHP competitive program in 1990 through the end of 2007, we awarded $137.8 million in subsidies to facilitate development of projects to create more than 27,128 housing units.

The Home$tart Program. The Home$tart Program is a subprogram of the AHP that, through our members, provides first-time homebuyers with down payment and closing cost assistance by matching financial contributions made by the homebuyers. We match $3 for every $1 of the homebuyer’s funds, up to $5,000. For homebuyers already receiving public housing assistance, we match $2 for every $1 of the homebuyer’s funds, up to $10,000. In 2007, $4.6 million was distributed through the Home$tart program.

Community Investment Program/Economic Development Fund. In addition to the AHP, we offer two programs, the CIP and the Economic Development Fund, or EDF, through which our members can apply for advances to support affordable housing initiatives or fund economic development. These programs provide advance funding, with interest rates at 10 to 25 basis points below our regular advance rates, for terms of five to 30 years. Discounted standby letters of credit and interest-rate locks are also available for periods of up to 24 months. Our CIP/EDF advances have been used to build affordable homes, fund multi-family rental projects, construct new roads and bridges, create sewage treatment plants, and finance new small businesses. As of December 31, 2007, we had $649.9 million in advances outstanding under these programs.

ACCESS Fund. Between 2000 and 2004, we set aside up to $200,000 per year to fund ACCESS, a recoverable loan fund that covers predevelopment costs associated with community-based economic development projects and loan loss reserves of community-based financial intermediaries. As of December 31, 2007, the Access Fund was supporting 21 projects totaling $973,000.

Challenge Fund. The Challenge Fund is a revolving fund that provides grants of up to $20,000 to subsidize predevelopment expenses associated with affordable housing projects. When a project moves forward, the grant is repaid. If a project does not move forward, the grant may be forgiven. In 2005, we suspended this program. As of December 31, 2007, the Challenge Fund had made $2.3 million available to 208 projects for the development of 4,774 affordable housing units.

In 2008, our Board reinstated funding for predevelopment projects, such as the Access Fund and Challenge Fund, which had been suspended for a time, although the exact date for resumption of the program(s) has not been determined.

Letters of Credit

The Seattle Bank issues letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are individually structured to meet member needs. As of December 31, 2007, our outstanding letters of credit totaled approximately $160.8 million.

Mortgage Loans Held for Portfolio

Many of our members originate mortgage loans. However, for a variety of reasons, including liquidity, mortgage servicing, and risk management purposes, our members often sell their mortgage loans into the secondary mortgage market rather than holding them in their portfolios. We designed the MPP in collaboration with certain other FHLBanks to provide participating members with: (i) an alternative to the sale of whole mortgage loans into the traditional secondary mortgage market, and (ii) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members, without the use of any intermediary, such as an intervening trust. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.

In March 2005, we began to exit the MPP. We ceased entering into new master commitment contracts in 2005 and have purchased no mortgage loans since 2006. In August 2005, we sold $1.4 billion of government-insured mortgage loans in a competitively bid transaction to Bank of America, N.A., an affiliate of one of our members, Bank of America Oregon, N.A. The balance of our mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. The following table presents our historical purchases from our three largest MPP participating members through December 31, 2007.

	Through December 31, 2007
Name	Par Value of Purchases	Percent of Total Par Value of MPP Purchases
(in thousands, except percentages)
Washington Mutual Bank, F.S.B Seattle, WA	$15,200,050	83.5

Wells Fargo Bank Northwest, N.A. Salt Lake City, UT	1,491,887	8.2

Bank of America Oregon, N.A. Portland, OR	923,209	5.1

Eligible Loans. Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-insured mortgage loans and conventional, one-to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. The government-insured mortgage loans we purchased are insured by the FHA. As of December 31, 2007, our mortgage loan portfolio was composed of government-insured mortgage loans with a par value totaling $236.5 million and conventional mortgage loans with a par value totaling $5.4 billion. As of December 31, 2007, the MPP portfolio consisted of 35,358 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state and geographic concentration, see “Part II. Item 8. Financial Statements and Supplementary Data—Unaudited Supplementary Financial Data—Geographic Concentration of Mortgage Loans.”

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

We require each member that sold conventional mortgage loans to us to provide additional credit enhancements that, combined with the lender risk account, effectively make the purchased mortgage loan portfolio equivalent to an investment that has been highly rated by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s Investor’s Service, or Moody’s, Standard & Poor’s, or Fitch Investor’s Service, or Fitch. This was accomplished, in part, through the participating member’s purchase of supplemental mortgage insurance. We evaluated the proposed conventional mortgage loans to be purchased (either the specific portfolio or a representative sample) to determine the amount of expected losses from the mortgage loans. The amount funded into the lender risk account by the member was the greater of these expected losses or the minimum required by the supplemental mortgage insurance provider in order to provide supplemental mortgage insurance. As with some of the funding of the lender risk account, a portion of the monthly interest was set aside to fund the supplemental mortgage insurance premium. If the lender risk account and the standard supplemental mortgage insurance policy did not combine to provide sufficient loss protection to support the equivalent of an investment-grade rating, the member was required to purchase additional supplemental mortgage insurance coverage called SMI Plus. No participating member has been required to purchase SMI Plus.

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

As a result of the credit enhancements described above, we and our participating members share the credit risk of the mortgage loans sold to us under the MPP. The participating member assumes a first-loss obligation in the event of a mortgage borrower default equivalent to a minimum of the expected losses through its lender risk account after the exhaustion of the borrower’s equity and any primary mortgage insurance coverage, if required. If the participating member’s lender risk account is insufficient to cover any losses, then the supplemental mortgage insurance coverage is used. Only after exhausting the supplemental mortgage insurance coverage will the Seattle Bank absorb any potential losses. Under this credit enhancement structure, the value of a foreclosed property must fall below 50% of the original appraised mortgage value to result in a loss to us. The following table sets out the credit-risk structure described above.

Credit-Risk Structure

Homeowner’s Equity	• Homeowner equity provides an initial cushion against potential credit losses.

Homeowner’s Primary Mortgage Insurance	• Primary mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%, and mitigates credit loss risk by absorbing part of any actual losses.

Lender Risk Account

•       The participating member’s lender risk account absorbs losses beyond homeowner’s equity and primary mortgage insurance. The lender risk account balances not used to cover losses are returned to the member over time.

Supplemental Mortgage Insurance

•       The participating member’s supplemental mortgage insurance absorbs credit losses beyond the lender risk account and enhances the credit of the underlying pool of mortgages to an investment-grade equivalent.

Federal Home Loan Bank of Seattle	• The Seattle Bank would assume potential losses in excess of the combined value of the homeowner’s equity, primary mortgage insurance, lender risk amount, and supplemental mortgage insurance.

To date, all supplemental mortgage insurance has been underwritten by one mortgage insurance company. This company has the following claims-paying ability ratings: Standard & Poor’s, “AA-,” Moody’s, “Aa2,” Fitch, “AA.” We monitor the claims-paying ability ratings of this insurance company as part of our overall credit rating monitoring processes. We have approved other mortgage insurance companies to supply supplemental mortgage insurance, but do not expect to utilize those companies because of our exit from the MPP.

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

Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance the mortgage loans with fixed interest-rate consolidated obligation debt of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market value of the fixed interest-rate debt typically appreciates when rates rise, moving in the opposite direction of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the fixed interest-rate debt typically depreciates when rates fall, whereas the mortgage loans may appreciate in such an environment.

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

We manage and measure the interest-rate and prepayment risk exposures of the mortgage loans and the associated debt and other financial obligations on an overall basis with all other assets, liabilities, and other financial obligations. We use a variety of risk measurement methods and techniques, including effective duration of equity, effective key-rate duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. Each of these methods provides different analytical information that we use to manage our interest-rate risks. We take rebalancing actions based on a number of factors that include these measurement methods. For further discussion, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Although we utilized a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, we have been only partially successful in managing these risks. The MPP exposed us and the mortgage loans still outstanding under the MPP continue to expose us to interest-rate volatility and to rapid changes in the rate of prepayments. These risks accounted, in part, for the decline in our earnings in 2005 and 2004 and contributed to our decision to exit the MPP. The sale of $1.4 billion of government-insured mortgage loans in August 2005 reduced both our interest-rate risk and our prepayment risk on our mortgage loans held for portfolio.

Investments

We maintain a portfolio of short- and long-term held-to-maturity investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions. Our short-term investments generally include overnight and term federal funds, repurchase agreements, interest-bearing certificates of deposit, and commercial paper. We also maintain a longer-term investment portfolio, which includes consolidated obligations of other FHLBanks, securities issued by U.S. government agencies, and debentures and mortgage-backed securities that are issued by other GSEs or other companies that carry the highest credit ratings from Moody’s or Standard & Poor’s. The U.S. government does not guarantee, directly or indirectly, the consolidated obligations or other obligations of any of the FHLBanks, or the securities or debt obligations of other GSEs such as Fannie Mae and Freddie Mac.

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

When we refer to mortgage-backed securities in this report, we mean both collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. Collateralized mortgage obligations are mortgage-backed securities where the underlying pools of mortgage loans have been separated into different maturity classes. Collateralized mortgage obligations may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.

As of December 31, 2007, our long-term investment portfolio totaled $11.0 billion. The table below provides our investments by type and credit rating as of December 31, 2007.

	Long-Term Rating
As of December 31, 2007	AAA or Government Agency	AA		Unrated		Total
(in thousands)
Consolidated obligations of other FHLBanks	$2,524,974	$		$		$2,524,974
Other U.S. agency obligations	89,082					89,082
Government-sponsored enterprise obligations (excluding consolidated obligations of other FHLBanks and mortgage-backed securities)*	867,432				14,627	882,059
State or local housing investments	2,669		6,220			8,889
Mortgage-backed securities	7,481,891					7,481,891

Total long-term investment securities	$10,966,048		$6,220		$14,627	$10,986,895

*	Primarily consist of Fannie Mae and Freddie Mac debentures.

Prohibited Investments. Under federal regulation, we are prohibited from investing in certain types of securities, including:

•

instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Seattle Bank;

•	whole mortgages or other whole loans, other than:

o	those acquired under the MPP,

o	certain investments targeted to low-income persons or communities,

o	certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second-highest credit rating from a NRSRO, such as Moody’s or Standard & Poor’s, at the time of purchase,

o	mortgage-based securities or asset-backed securities backed by manufactured housing loans or home equity loans, and

o	certain foreign housing loans authorized under section 12(b) of the FHLBank Act; and

•	non-U.S. dollar denominated securities.

Finance Board regulations further limit our investment in mortgage-backed securities and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us not exceed 300% of our previous month-end capital on the day we purchase the securities. On March 24, 2008, the Finance Board issued a resolution increasing for two years the limit on investments in certain mortgage-backed securities from 300% to 600% of our capital. The increase, which is effective immediately, is limited to Fannie Mae and Freddie Mac securities and incremental purchases are subject to our investment portfolio management, risk management principles, and capital adequacy requirements. In addition, we are prohibited from purchasing:

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

Pursuant to a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. Of the $9.0 billion in consolidated obligations of other FHLBanks we purchased in 2004 and 2003 with funds received primarily from the issuance of consolidated obligations on which we are the primary obligor and from accumulated cash from the maturity and nonrenewal of advances and the prepayment of mortgage-backed assets, $2.5 billion remain outstanding as of December 31, 2007. By issuing debt with differing maturities and payment terms from the investments we were contemporaneously purchasing, we attempted to earn a favorable spread over our cost of funding on these investments. Although in 2007 and 2006, we extinguished large amounts of long-term fixed interest-rate debt, including $847.1 million and $283.1 million in long-term fixed interest-rate debt that had been issued contemporaneously with the consolidated obligation investments that were called, we continued to carry much of that debt at interest rates that, in some cases, were above our current cost for issuing such debt. Further, we have been unable to reasonably allocate all of the debt issuances that may have been used to fund the purchase of consolidated obligations of other FHLBanks in order to calculate the actual spreads that resulted from this investment strategy. In late 2007, due to reductions in interest rates, the relative yields on these investments began to improve, and as of mid-March 2008, $1.8 billion of the $2.0 billion of the remaining outstanding consolidated obligations with call options have been called by the FHLBank that is the primary obligor. For additional information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income.”

Management of Credit Risk. We periodically review the financial condition of unsecured investment counterparties to verify that our investments and asset classifications are appropriate from our risk management perspective. For domestic banks and thrifts, this process includes monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. These institutions are also evaluated with a statistically based default probability model. A securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or be an affiliate of a Seattle Bank member with capital in excess of $100 million. The financial performance of other institutions, such as foreign banks or commercial paper counterparties, is monitored using the credit watch lists of Moody’s, Standard & Poor’s, and Fitch ratings services. In addition, we receive daily information on credit rating actions, watch-list status changes, and other pertinent data to ensure that changes in our investment counterparties’ financial condition are monitored on an ongoing basis.

Our mortgage-backed security portfolio consists of agency-guaranteed securities and senior tranches of privately issued, prime or Alt-A residential mortgage-backed securities. We regularly purchase credit enhancements to further reduce our risk of loss on these securities.

We regularly evaluate our held-to-maturity securities for other-than temporary impairments. Our evaluation process includes monitoring of credit ratings and statistics such as current credit subordination, delinquency rates, loss rates, and changes in ratings of subordinate tranches. We perform stress testing on the individual securities in our held-to-maturity portfolio based on liquidation rate, loss severity levels, constant prepayment rate, and months to liquidation of the underlying collateral. We also consider the credit enhancements. See “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Credit Risk Management—Investments” for more information.

Interest-Rate Exchange Agreements

Finance Board regulations establish guidelines for the use of interest-rate exchange agreements by FHLBanks. These regulations generally enable the FHLBanks to enter into interest-rate exchange agreements only to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions. Accordingly, we can use interest-rate swaps, swaptions, interest-rate cap and floor agreements, futures and forward contracts, and options on futures and forward contracts (collectively, interest-rate exchange agreements) in our interest-rate risk management strategies. Finance Board regulations prohibit the trading of or the speculative use of these instruments and limit our ability to incur credit risk through use of these instruments.

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

•

As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As short-term interest rates rise, the cost of issuing short-term consolidated obligations increases. We begin to receive payments from our counterparty when interest rates rise above a pre-defined rate, thereby “capping” the effective cost of issuing the consolidated obligations.

We also utilize interest-rate exchange agreements in combination with consolidated obligation bonds (i.e., structured funding), to reduce our interest expense.

Our interest-rate exchange agreement counterparties are highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from Moody’s or Standard & Poor’s as of December 31, 2007. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty’s credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions, watch-list status changes, and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements. In addition, on a quarterly basis, we monitor the credit watch lists of Moody’s, Standard & Poor’s, and Fitch to determine the status of any of our counterparties on these lists.

For more information about the interest-rate exchange agreements and related instruments we use, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates” and “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Deposits

The FHLBank Act allows us to accept deposits from: (i) our members, (ii) any institution for which we provide correspondent services, such as safekeeping services, (iii) other FHLBanks, and (iv) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk, earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors, such as approved nonmember borrowers. Demand deposits comprised 76.3% of our $997.7 million of total deposits as of December 31, 2007.

As of December 31, 2007, we were in compliance with the FHLBank Act, which requires us to have an amount at least equal to our current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years.

Other Fee-Based Services

We offer a number of fee-based services to our members, including securities safekeeping, and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.

Sales and Marketing

We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about the Seattle Bank’s products and tools that can help members attain their business goals. As of December 31, 2007, we had four relationship managers.

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

Consolidated obligation amounts for which we are primarily liable are recorded as liabilities on our Statement of Condition. Consolidated obligations for which we are the primary obligor outstanding as of December 31, 2007 and 2006, are shown in the table below.

	As of December 31,
Consolidated Obligation Balances	2007	2006
(in thousands)
Consolidated Obligations
Bonds	$44,996,227	$48,040,715
Discount notes	14,979,317	1,495,861

Total	$59,975,544	$49,536,576

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

•	other securities that are rated “AAA” or equivalent by an NRSRO.

The following table presents our compliance with this requirement as of December 31, 2007 and 2006.

	As of December 31,
Aggregate Qualifying Assets	2007	2006
(in thousands)
Outstanding debt	$59,975,544	$49,536,576
Aggregate qualifying assets	64,041,606	53,337,012

The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2007.

	For Years Ended December 31,
Computation of Earnings to Fixed Charges	2007	2006	2005	2004	2003
(in thousands except ratios)
Earnings
Income before assessments and cumulative effect of change in accounting principle	$96,257	$35,087	$2,512	$112,591	$195,686
Fixed charges	2,835,663	2,456,559	1,865,428	1,518,087	1,365,595

Earnings available for fixed charges	$2,931,920	$2,491,646	$1,867,940	$1,630,678	$1,561,281
Fixed Charges
Interest expense on consolidated obligations	$2,786,847	$2,413,097	$1,822,266	$1,502,956	$1,346,725
Interest expense on deposits and borrowings	48,267	42,876	41,863	14,387	18,408
Interest portion of rental expense*	549	586	1,299	764	462

Fixed charges	$2,835,663	$2,456,559	$1,865,428	$1,518,107	$1,365,595
Ratio of earnings to fixed charges	1.03	1.01	1.00	1.07	1.14

*	The interest portion of rental expense does not include a write-off of lease abandonment costs of $5.4 million in 2005 or an $878,000 and a $1.0 million recoveries in 2007 and 2006 of the 2005 lease abandonment costs due to adjustments in projected future rental rates.

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

Negotiation. Bonds can be individually negotiated transactions, using the services of one or more underwriters. Typically, negotiated bonds are fixed interest-rate non-callable, European-style or Bermudan-style callable (one-time or periodic calls), or structured bonds that may be issued simultaneously with an interest-rate exchange agreement. Structured bonds include bonds with customized features, such as coupons that step up, or increase, in the future or bonds whose principal payment is indexed to the principal payment of a specified mortgage-backed security.

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

The majority of our consolidated obligation bonds are fixed interest-rate, non-callable bonds negotiated directly with dealers.

At times, rather than negotiating or auctioning new debt on which it is primarily liable, an FHLBank may negotiate with another FHLBank to transfer existing debt to it. An FHLBank may do so when the terms or yield of the transferred debt are more favorable than could be obtained through the daily auction process. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the lower-cost global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when the term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidation obligation bonds available in the daily auction.

Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank finds that it is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation bond. For example, if an FHLBank has 10-year non-callable consolidated obligation bonds in excess of the advances or mortgages loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, a second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the FHLBank System issue additional 10-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks; therefore we cannot predict when this funding alternative may be available to us.

In circumstances where we acquire transferred debt from another FHLBank, we negotiate a transfer price directly with the transferring FHLBank. We generally acquire transferred debt with a two-day forward settlement. At settlement, we assume the payment obligations on the transferred debt and receive a cash payment equal to the net settlement value of par, discount or premium, and accrued interest, and notify the Office of Finance of a change in primary obligor for the transferred debt. In 2007, the Seattle Bank had net consolidated bond transfers to other FHLBanks totaling $142.2 million. In general, we transferred debt at spreads between zero and seven basis points below the costs we would have incurred to have new debt issued on our behalf at the time of the debt transfer transaction. We believe that the transfer price paid by the transferring FHLBank takes into account its related costs, including any hedge termination fees that it may incur. We do not receive any additional amounts relating to hedge termination fees. In addition, it has not been our practice to assume any associated interest-rate exchange agreements in conjunction with our consolidated obligation bond transfers. In 2006, we did not participate in this type of transfer of consolidated obligation bonds.

We use fixed interest-rate, callable and non-callable bonds to fund our fixed interest-rate assets, such as advances, mortgage loans, and investments. We also participate in callable debt that is simultaneously swapped to LIBOR, resulting in low-cost financing to support advances. For swapped debt, we negotiate directly with one or more underwriters and swap counterparties and present the debt to the Office of Finance for its approval and issuance.

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

•

through the Office of Finance’s daily market pricing program, where any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term of up to 365 days through a 16-member consolidated obligation discount-note selling group of broker-dealers; and

•

through reverse inquiry, where a dealer requests a specified amount of discount notes be issued for a specific date and price. In the case of reverse inquiries, the Office of Finance discloses these inquiries to the FHLBanks, which may or may not choose to issue the discount notes with the requested terms.

Liability for Consolidated Obligations

The consolidated obligations on which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System as of December 31, 2007 and 2006.

	As of December 31,
FHLBank System and Seattle Bank Consolidated Obligations	2007	2006
(in millions, except percentages)
Aggregate par value of FHLBank System consolidated obligation bonds	$811,354	$793,868
Par value of consolidated obligation bonds for which the Seattle Bank is the primary obligor	$44,933	$48,221
Percentage of consolidated obligation bonds for which the Seattle Bank is the primary obligor	5.54%	6.07%
Aggregate par value of FHLBank System consolidated obligation discount notes	$378,352	$158,122
Par value of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	$15,061	$1,497
Percentage of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	3.98%	0.95%

Rating Agency Actions

Our Standard & Poor’s long-term counterparty rating has been “AA+” since December 2004 with a ratings outlook of stable since January 2007, although certain other FHLBanks are rated AA+ with a negative outlook by Standard & Poor’s. Our long-term counterparty credit rating from Moody’s is “Aaa.” Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, Standard & Poor’s rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.”

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

Oversight, Audits, and Examinations

Oversight

The Finance Board, the FHLBanks’ supervisor and regulator, is charged with ensuring that we carry out our housing and community development finance mission and remain adequately capitalized, and that we are able to raise funds in the financial markets and operate in a safe and sound manner. The Finance Board has five members. Four Finance Board members are appointed by the President of the United States, with the advice and consent of the U.S. Senate, to serve seven-year terms. The fifth member of the Finance Board is the Secretary of the Department of Housing and Urban Development, or the Secretary’s designee. The Finance Board is supported by assessments paid by the 12 FHLBanks. No tax revenues or other appropriations support operations of the Finance Board or the FHLBanks.

In carrying out its responsibilities, the Finance Board establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Board conducts on-site examinations, at least annually, as well as other periodic reviews, and from time to time, requests information on specific matters affecting an individual FHLBank or the FHLBank System as a whole. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Board.

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

Written Agreement and Business Plan

On December 10, 2004, under the oversight of a special committee of our Board and with our Board’s approval, we entered into the Written Agreement with the Finance Board that imposed certain requirements on us intended to strengthen our risk management, capital structure, corporate governance, and our capital plan as amended, which we refer to as our Capital Plan. The Written Agreement required us to develop a three-year business and capital management plan, or business plan, and submit it to the Finance Board’s Office of Supervision, and imposed certain other requirements and limitations, including capital, retained earnings, dividends, risk management, and Finance Board oversight restrictions. In May 2005, the Finance Board accepted our business plan, subject to our adoption of certain dividend and stock repurchase restrictions. On January 11, 2007, due to, among other things, our successful progress on the implementation of our business plan, the Finance Board terminated the Written Agreement.

To implement the business plan, we undertook significant changes to our business, operations, and capital policies, including refocusing our strategic direction and marketing efforts on advances, beginning our exit from the MPP, and substantially reducing our operating expenses, primarily through reductions in staff and facilities costs. Although the Written Agreement has been terminated, we continue to operate under certain parts of the business plan and various related Board resolutions, including certain dividend limitations and Class B stock repurchase restrictions. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 1A. Risk Factors,” for more information.

Capital Requirements

For details regarding our capital requirements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Statutory Capital Requirements.”

Liquidity Requirements

Liquidity risk is the risk that we may be unable to meet our financial obligations as they come due or meet the funding needs of our members in a timely, cost effective manner. We are required to maintain liquidity in accordance with federal law and regulations and policies established by our Board. These regulations establish three liquidity requirements: a deposit liquidity requirement, a contingency liquidity requirement, and an operational liquidity requirement.

Statutory Deposit Reserve Requirement

The FHLBank Act requires us to hold: (i) investments in obligations of the U.S. government and its agencies, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years, the sum of which must equal or exceed the amount of our current deposits. The following table shows the minimum amounts required to be held, which we refer to as member demand deposits, under this requirement and the amounts we actually maintained, which we refer to as deposit reserves, as of December 31, 2007 and 2006.

	As of December 31,
Statutory Deposit Reserve Requirement	2007	2006
(in thousands)
Deposit reserves	$42,315,420	$25,488,713
Member demand deposits	997,746	1,003,960

Contingency Liquidity Requirements

Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operations requirements when our access to the capital markets, including the consolidated obligation discount note market, is impeded for a maximum of five business days due to a market disruption, operations failure, or problems with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (i) cash, (ii) self-liquidating assets, (iii) the borrowing capacity of securities available for repurchase or sale, and (iv) irrevocable lines of credit from financial institutions rated not lower than the second highest NRSRO credit rating. Contingent liquidity needs include: (i) advance commitments, (ii) maturing federal funds and repurchase agreement liabilities, (iii) maturing consolidated obligations, (iv) callable consolidated obligations that are “in-the-money,” (v) mortgage loan commitments, (vi) securities settlements, and (vii) a forecast of other contingent obligations. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements as of December 31, 2007 and 2006.

Operational Liquidity Requirement

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

We were in compliance with our operational liquidity requirement as long as our forecasted capital divided by our forecast of total assets was greater than or equal to 4.05% for 30 consecutive business days during 2007 and 4.25% for 30 consecutive business days in 2006. We met these operational liquidity requirements as of December 31, 2007 and 2006.

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

Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The amount by which the REFCORP payment for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark payment in any quarter. If total FHLBank System earnings are insufficient in a quarter to meet the $75 million quarterly benchmark payment, previous quarters’ payments that were used to defease future payment requirements could be used to satisfy the current quarter’s obligation. The FHLBank System has historically exceeded its minimum quarterly obligations. The FHLBanks’ aggregate payments through December 31, 2007 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, as of December 31, 2007. The October 15, 2013 date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.

In addition, the FHLBank System must annually set aside for the AHP the greater of $100 million or 10% of its current year’s aggregate regulatory net income. Regulatory net income for AHP assessment purposes is determined by the Finance Board, and is equal to net income reported in accordance with U.S. GAAP before mandatorily redeemable capital stock-related interest expense and AHP assessment, but after REFCORP assessment. In annual periods where an FHLBank’s regulatory net income is zero or less, the FHLBank’s assessment is zero. However, if the total annual 10% contribution provided by the FHLBanks collectively is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks combined. REFCORP determines allocation of this shortfall provided that each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no such shortfall in any of the preceding three years. The actual amount of the AHP contribution is dependent upon both our regulatory net income minus payments to REFCORP and the income of the other FHLBanks, thus future contributions are not determinable.

Historically, our combined annual assessments for REFCORP and the AHP have been the equivalent of an effective tax rate of approximately 26.5%. As a result of the FHLBank System’s decision to exclude interest expense on mandatorily redeemable capital stock from the AHP assessment calculation, the effective tax rate could rise slightly, depending on the amount of our mandatorily redeemable capital stock outstanding and our related interest expense, which is determined based on our dividend rates. We recorded $7.9 million and $17.7 million in our assessments for AHP and REFCORP for the year ended December 31, 2007. An FHLBank is entitled to a refund of amounts paid in assessments during a full year that were in excess of its calculated annual obligation at year end. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Assessments,” and Notes 12 and 13 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” for more information on AHP and REFCORP assessments.

Competition

Advances

Demand for our advances is primarily affected by the availability and cost of other sources of liquidity for our members. We compete for advance business with other sources of wholesale funding, both secured and unsecured. Other sources of wholesale funding may include investment banks, commercial banks, and other FHLBanks. Smaller members may have limited access to alternative funding sources, such as repurchase agreements, while larger members may have access to a wider range of funding sources such as repurchase agreements, brokered deposits, commercial paper, and other funding sources. Larger members also may have independent access to the national and global financial markets. The availability of alternative funding sources to members can vary as a result of a number of factors, including, among others, market conditions, the member’s creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members, which includes the rates we charge, the structures of available products, our capital activity, collateral requirements, and the dividends we pay.

Mortgage Loans Held for Portfolio

Through early March 2005 when we began our exiting from the MPP, we competed for the purchase of mortgage loans with other secondary market participants, such as Fannie Mae and Freddie Mac. We primarily competed on the basis of transaction structure, price, products, and services offered. We no longer purchase mortgage loans from the members participating in the MPP.

Debt Issuance

We compete with the U.S. government, Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets. Although our debt products have state tax-free status to their purchasers, increases in the supply of competing debt products (with or without similar tax-free status) may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. In addition, regulatory initiatives, which may reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest-rate sensitivity than fixed interest-rate, fixed-maturity instruments of the same maturity, may adversely affect the availability and cost of funds raised through the issuance of certain types of unsecured debt. Although the available supply of funds from the FHLBank System’s debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

The sale of callable debt and the simultaneous execution of callable interest-rate exchange agreements that mirror the debt sold has been an important source of competitive funding for us. Accordingly, the availability of markets for callable debt and interest-rate exchange agreements may be an important factor in determining our relative cost of funds. There is considerable competition in the markets for callable debt and for interest-rate exchange agreements among issuers of high-credit quality. There can be no assurance that the current breadth and depth of these markets will be sustained.

Employees

As of December 31, 2007, we had 135 full-time employees. We increased our staffing by 17 employees from December 31, 2006, primarily as a result of contract-to-permanent employee conversions. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

ITEM 1A.	RISK FACTORS

The following factors are some of the more important risks and uncertainties that we face in our business. These risks and uncertainties are not the only risks and uncertainties that we may encounter, as others not now known to us or currently deemed immaterial may also impair our business. If any of these or other risks or uncertainties occur, our business, including our financial condition and results of operations, could suffer, which could affect, among other things, our ability to provide our members with advances at competitive rates, dividends, and services we have previously provided. The risks and uncertainties discussed below also include forward-looking statements, and our actual financial condition and results of operations may differ substantially from those discussed in such statements.

Seattle Bank Risks

Limitations on the payment of dividends on our capital stock and restrictions on our Class B stock repurchases, together with other capital management requirements, have limited, and may continue to limit, member demand for advances and may limit our ability to attract new members.

In May 2005, in connection with the Finance Board’s acceptance of our business plan, our Board adopted policies suspending indefinitely the declaration or payment of any dividends and the repurchase of any Class B stock, subject to certain exceptions. In December 2006, the Director of the Office of Supervision granted us a waiver of certain restrictions on our ability to pay dividends on our capital stock, and our Board adopted a new policy that, among other things, limits our payment of quarterly dividends to no greater than 50% of our year-to-date net income. These dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision to modify or remove the limitations and, as a result, dividend rates could be adversely impacted.

Our members must comply with our activity-based stock purchase requirements. Consequently, new members are required to purchase our capital stock to obtain advances, and existing members may be required to purchase additional stock to increase their advance borrowings. Although our Capital Plan was amended in December 2006 to allow, pursuant to Board action, for: (i) access to an excess stock pool, which could be used to support certain additional advances without requiring a member to purchase additional stock, and (ii) the creation of Class A stock, which may be used to satisfy (to the extent available to members) a member’s activity-based stock purchase requirement and may be redeemed upon six months’ notice, the Seattle Bank is still restricted from repurchasing Class B stock without obtaining a waiver from the Director of the Office of Supervision.

Further, although both the excess stock pool and the availability of Class A stock to capitalize additional advances were instrumental in the Seattle Bank’s increased advance levels in 2007, effective December 31, 2007, the Seattle Bank suspended further use of the excess stock pool. The decision to suspend the excess stock pool was based on a number of factors, including a substantial decline in overall amounts of available excess stock, and the need to ensure that we had sufficient available funds to meet additional demand for advances. However, the suspension could limit demand for advances from members previously utilizing the excess stock pool that are unwilling to purchase Class A stock to capitalize advances. The excess stock pool is scheduled to expire on October 1, 2008 in any event, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension—at this time, it is unknown whether an extension will be requested or granted.

We have submitted a request to the Director of the Office of Supervision that the current limitations on our ability to pay dividends on our capital stock be rescinded. We announced our intention, assuming receipt of an appropriate waiver from the Director of the Office of Supervision and our acceptable financial condition, to introduce a modest Class B stock repurchase program in 2008. We cannot predict with certainty whether the limitations on the payment of dividends or the restrictions on the repurchase of Class B stock will be rescinded, and if rescinded, on what terms they will be rescinded, or if not rescinded, how these limitations will continue to affect demand for advances or new membership.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” for additional information on the Seattle Bank’s dividend and stock repurchase restrictions and Capital Plan amendments.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members could have a negative affect on our results of operations.

Our advance balance is concentrated with commercial banks and thrift institutions. As of December 31, 2007, five of our members held 70.4% of the par value of our outstanding advances, with three of those members holding 63.0% (one holding 23.3%, one holding 20.6%, and another holding 19.1%) of the par value of our outstanding advances. Changes in their borrowing decisions for whatever reason, including their reluctance to borrow if it required the purchase of additional capital stock, can significantly affect the amount of our advances outstanding. For example, in February 2008, one large member prepaid $7.5 billion in advances (the majority of which had maturity dates in 2009), and we cannot predict whether additional advances will replace these advances. However, even with this large prepayment, we expect the concentration of advances with our largest borrowers to remain significant, and accordingly, the loss of our large members or the loss of a substantial amount of their business could have a negative effect on our business, including our income.

We face competition for advances, which could adversely affect our net income.

We compete for advances business with other sources of wholesale funding, both secured and unsecured. Demand for our advances is primarily affected by the cost of other available sources of liquidity for our members. Other sources of wholesale funding may include investment banks, commercial banks, and other FHLBanks. The availability of alternative funding sources to members can vary as a result of a number of factors, including, among others, market conditions, the member’s creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members, including the rates we charge and the dividends we pay. Although we experienced a significant increase in advance demand in the second half of 2007 due to constraints and pricing on other sources of wholesale funding, such as repurchase agreements and commercial paper, it is unclear how long the volatility in the credit markets causing these constraints on other sources of wholesale funding will continue and what the impact on our advance volume will be in future years. A decrease in the demand for our advances or a decrease in our profitability on advances could negatively affect our financial condition and results of operations, particularly our net income.

Our use of differential pricing to make advances more attractive to members may reduce our net income.

Beginning in 2005, we refocused our business on advances, using differential pricing to, among other things, increase our advance activity. Differential pricing provides that rates on advances meeting specified criteria may be lower for some members than for others in order to be competitive with lower rates available to those members having alternative funding sources. We believe that the resulting increased advance volume compensates for any reduction in overall yield due to differential pricing. Although our advance volume increased in the first half of 2007, and in 2006 and 2005, largely due to our use of differential pricing, there can be no assurance that advance volumes will continue to adequately compensate us for the reduction in overall yield on these advances, which may lead to lower net income.

Although our net income increased compared to recent years, the consequences of past financial management decisions will continue to depress our net income and negatively affect our net unrealized market value in 2008 and beyond.

In late 2002 and early 2003, the Seattle Bank made large purchases of MPP assets and mortgage-backed securities. In 2003, when interest rates declined to historic lows, mortgage prepayments accelerated to a much faster pace, and we were not able to effectively match the cash flows of our debt with the cash flows of our mortgage-backed securities and MPP loans. We did not effectively hedge the debt, nor did we refinance or retire the debt when these mortgage-based assets were prepaid. In both 2007 and 2005, we purchased swaptions to limit our unrealized market value loss related to these instruments resulting from declines in interest rates. The costs of these swaptions resulted in expenses of $615,000 and $15.8 million for the years ended December 31, 2007 and 2005, reducing our net income in those years.

These decisions contributed to our net unrealized market value loss of approximately $1.0 billion, $460.1 million, $245.0 million, and $363.1 million, as of March 14, 2008 and December 31, 2007, 2006, and 2005. The effect of these past financial management decisions will continue to depress our net income and our market value of equity in 2008 and beyond, as we continue to hold these mortgage-based assets. We have elected not to hedge mortgage-based asset basis risk (the spread at which mortgage-based investments may be purchased relative to other financial instruments) due to the difficulty, cost, and lack of effective means of hedging this risk.

Exposure to credit risk could have a negative impact on our financial condition and results of operations.

We are subject to credit risk from our advances to members, secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, or other events that could have a negative impact on the capital markets could lead to member or counterparty defaults or losses on our advances, investments, mortgage loans held for portfolio, or derivative and hedging instruments that could have a negative impact on our financial condition and results of operations.

For example, we hold some subprime mortgage loans as collateral. To address risks associated with accepting subprime mortgage loans as collateral, we have a subprime collateral program which is consistent with the interagency statement on subprime mortgage loans published by the federal banking regulatory agencies on July 10, 2007; however, if for some reason, such as real estate or market downturns, the value of subprime mortgage loan collateral should decline below our required levels, we could be exposed to credit risk until the member provides additional or higher credit quality collateral.

In addition, the recent disruptions in the global markets, including the U.S. credit market, has significantly increased the volatility of our mortgage-based assets basis risk. Because we have elected not to hedge this risk, further widening of this credit spread could negatively impact our market value of equity and increase our unrealized market value loss.

Our reputation could be negatively impacted if a member pledging mortgage loans as collateral to secure advances was found to be in violation of anti-predatory lending laws or related representations or warranties in our lending documentation.

On a case-by-case basis, following thorough application and assessment procedures, we accept certain categories of first-lien, single-family subprime mortgage loans as collateral under our subprime collateral program. We believe that compliance with the interagency statement on subprime mortgage loans and our subprime collateral program minimizes the likelihood that predatory loans will be pledged to us as collateral to secure advances; however, if a member was found to be in violation of anti-predatory lending laws, the interagency statement on subprime mortgage loans, or our subprime collateral program, and some of the problematic loans had been pledged to us, despite our efforts to prevent predatory loans from being pledged as collateral, consumer advocacy groups or others could assert that advances extended by us enhanced the member’s ability to make problematic loans, which could damage our reputation.

Fluctuations in interest rates could adversely affect our net income if we do not manage our interest-rate risk effectively.

Our net interest income is affected by fluctuations in interest rates. Interest-rate changes may be driven by economic factors or by changes in our products or services. We manage the interest-rate risk of our assets with a combination of debt issuance and derivatives, including interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. In the past, we have not always effectively managed our interest-rate risk, especially the interest-rate risk associated with our mortgage loans and our investment in the consolidated obligations of other FHLBanks. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income,” which discusses, among other things, the changes in interest rates in recent years and their effects on our business. We believe our enhanced focus on market-risk measurement, monitoring, and management enables us to manage interest-rate risk more effectively. Nevertheless, a rapid or significant drop in long-term interest rates could result in faster-than-expected prepayments, lower-than-expected yields on mortgage-based assets, and higher-than-expected hedging costs, which could contribute to lower net income. In addition, a rapid or significant drop in short-term interest rates could contribute to lower net income because of the amount of our capital invested in short-term instruments.

We rely heavily upon effective information systems and other technology, and failures in maintenance or other interruptions in these systems could adversely affect our business.

We rely heavily upon maintaining effective information systems and other technology to conduct and manage our business, including systems and other technology provided by third parties. Maintaining or, if necessary, upgrading effective information systems and technologies is dependent on appropriate implementation and may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology, including due to actions by third parties, we may be unable to conduct and manage our business effectively. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, or a third-party service provider’s error could cause such a failure or interruption. Any significant failure or interruption could harm our customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.

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

Furthermore, our borrowing costs and access to funds could be adversely affected by changes in investor perception of the FHLBank System’s debt issuances. For example, negative public policy views on the systemic risks presented by GSEs and accounting and other announcements by Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors perceive such obligations as bearing greater risk than some other debt products. Additional similar announcements may contribute to further pressure on debt pricing. As a result of the perception of higher risk relating to GSE debt products, as well as GSE growth, the FHLBank System could be required to pay higher interest rates on its consolidated obligations to make them attractive to investors.

Downgrades in our credit agency ratings or those of the FHLBank System or of other FHLBanks could adversely impact the marketability of our consolidated obligations, products, or services.

Our Standard & Poor’s long-term counterparty rating has been “AA+” since December 2004 with a ratings outlook of stable since January 2007, although certain other FHLBanks are rated AA+ with a negative outlook by Standard & Poor’s. Our long-term counterparty credit rating from Moody’s is “Aaa.” Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, Standard & Poor’s rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.” However, adverse credit agency ratings actions or negative guidance regarding the Seattle Bank, other FHLBanks, or the FHLBank System generally could adversely affect the FHLBanks’ cost of funds and the FHLBank System’s ability to issue consolidated obligations on acceptable terms, which could negatively affect our financial condition and results of operations.

The Seattle Bank and the other FHLBanks are governed by laws and regulations relating to the FHLBank System, changes to which could negatively impact our business.

The FHLBanks are GSEs supervised and regulated by the Finance Board under the FHLBank Act and subject to the rules and regulations promulgated by the Finance Board. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations. Furthermore, actions by the Finance Board regarding the FHLBank System or the Seattle Bank can specifically affect the Seattle Bank’s operations. For example, the Finance Board must approve amendments to our Capital Plan and may impose various restrictions and limitations on our business, such as increasing our minimum capital-to-assets ratio requirement. In addition, the Director of the Office of Supervision must grant waivers for certain Seattle Bank actions, such waivers on our dividend and stock repurchase limitations.

During the last five years, there has been increased congressional scrutiny of GSEs, including the FHLBanks. For example, in April 2007, the House Financial Services Committee passed a bill that would, among other things, create a new regulator for Fannie Mae, Freddie Mac, and the FHLBanks and address other GSE reform issues that have been considered over recent years. At this time, it is impossible to predict what, if any, provisions affecting the FHLBanks and their regulation may ultimately be included and enacted in legislation or when any changes would go into effect.

Any new or amended legislation enacted by Congress or new regulatory requirements adopted by the Finance Board, as well as failure of anticipated changes or interpretations to take effect, could have a negative impact on our business, including the cost, size, and scope of our operations.

The Finance Board could make us liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.

Although we are primarily liable for the allocated portion of consolidated obligations issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The Finance Board, at its discretion, may require any FHLBank to make the principal or interest payments due on any FHLBank’s consolidated obligation, even in the absence of a default of an FHLBank. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations regarding the consolidated obligations if the Finance Board should decide to make us liable for another FHLBank’s consolidated obligations, which would negatively affect our financial condition and results of operations, as well as limit our ability to pay dividends or repurchase member stock in the future.

An agreement with other FHLBanks could make us liable for principal and interest payment obligations of other FHLBanks on intraday overdrafts on their federal reserve accounts, increasing our short-term borrowing costs.

The Federal Reserve Board in September 2004 announced that it had revised its Policy Statement on Payments System Risk concerning interest and redemption payments on securities issued by FHLBanks and certain other organizations. Under the revised policy, which became effective in July 2006, the Federal Reserve Board no longer allows these organizations to incur an intraday overdraft on their accounts with the Federal Reserve Banks. This requires that the affected organizations maintain adequate collected balances with the Federal Reserve Banks before the Federal Reserve Banks will transfer amounts on behalf of these organizations, including principal and interest to FHLBank debtholders. In June 2006, the FHLBanks entered into the Contingency Agreement, effective July 20, 2006. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the Contingency Agreement. Although no FHLBank has failed to timely fund its principal and interest payments since the Federal Reserve Board changed its policy, we could incur increased short-term borrowing costs if we should be required to participate in making such payments under the Contingency Agreement.

We could be negatively affected, directly or through our members, by local and national business and economic conditions, as well other events that are outside of our control.

Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business or our members’ businesses than expected. For example, conditions affecting interest rates, money supply, inflation, and debt and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board, have a significant impact on our operations.

Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and increase the costs of our interest-bearing liabilities. For example, an economic downturn or declining property values could cause higher delinquency and default rates on mortgage loans, as well as negatively affect the financial condition of some of our members, which could adversely impact our business with our members, including advance levels. Furthermore, natural disasters, acts of terrorism, and other events outside of our control, especially if they occur in our region, could negatively affect us, including by damaging our members’ businesses, our real property, the collateral for our advances and mortgage loans, and in other ways. For example, should there be a natural disaster or other event, such as the terrorist attacks of September 11, 2001, that limits or prevents the FHLBank System from accessing the public debt markets for a period of time, our business would be significantly affected, including our ability to provide advances to our members.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently occupy 46,872 square feet of leased space at our headquarters in Seattle, Washington. Our total leased space at this location is 91,374 square feet under a 10-year lease, which expires in April 2013. On December 21, 2006, we executed a sublease for 21,430 square feet of unused space at our headquarters beginning on April 1, 2007 and expiring on April 30, 2013. On March 22, 2007, we executed a sublease for an additional 7,406 square feet of unused office space at our headquarters beginning on November 1, 2007 and expiring on April 30, 2013, and on December 14, 2007, we executed a sublease for an additional 10,000 square feet of unused office space at our headquarters beginning January 1, 2008 and expiring on June 30, 2008. We are actively working to identify subtenants and to sublease our remaining leased but unused space at our headquarters. We also lease 2,920 square feet of space at a second location in the Seattle area, as a disaster recovery facility, under a 10-year lease, which expires in February 2013.

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

Under the FHLBank Act, no matters are submitted to stockholders for a vote except the election of the Seattle Bank’s elected directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance” for a discussion of the election process. See our Current Report on Form 8-K filed with the SEC on November 8, 2007 for more information relating to the election of Mike C. Daly, William A. Longbrake, and Park Price during fourth quarter 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period after a member is acquired by a nonmember. We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A stock at $100 par value per share six months and Class B stock at $100 par value per share five years after receipt of a written request from a member, subject to regulatory, Board, and Capital Plan limitations.

Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A stock and Class B stock, each of which has a par value of $100 per share. Each class of stock can be issued, redeemed, and repurchased only at par value. During the majority of 2006, we had two classes of capital stock, Class B(1) stock and Class B(2) stock. The Class B (1) stock represented the stock that members were required to hold based on their membership and activity-based requirements and the Class B(2) stock represented stock that a member was no longer required to hold or that exceeded the amount of allowable excess Class B(1) stock that a member could hold. In December 2006, the Class B(1) stock and Class B(2) stock were converted into a single class of Class B stock. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock.”

As of February 29, 2008, we had 381 stockholders holding 22,241,499 shares of our Class B stock and 65 stockholders holding 4,204,580 shares of our Class A stock. Of the outstanding shares, 823,450 were shares of Class B stock reclassified for financial reporting purposes from equity to mandatorily redeemable capital stock liability.

Dividends

Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash. On December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2007, we had excess stock of $583.5 million or 0.9% of our total assets.

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends subject to certain limitations. The waiver related to dividend limitations imposed by our Board as a condition to the Finance Board’s acceptance in 2005 of our business plan. The dividend limitation identified in the waiver generally provides that dividend payments may not exceed 50% of year-to-date U.S. GAAP net income. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” for additional information regarding the dividend limitations and the waiver.

The following tables represent the dividends paid in 2007 and 2006 on our Class A and Class B stock, as well as on our Class B(1) stock and Class B(2) stock for the periods prior to the amendments to our Capital Plan in the fourth quarter of 2006 which converted the Class B(1) stock and Class B(2) stock into a single class of Class B stock.

	2007		2006
Class A Stock	Amount	Annualized Dividend Rate	Amount		Annualized Dividend Rate
(in thousands, except percentages)
First quarter	$		$
Second quarter	5	5.18
Third quarter	6	5.24
Fourth quarter	1,511	5.12

Total	$1,522	5.08	$

	2007		2006
Class B, Class B (1)/(2) Stock	Amount	Annualized Dividend Rate	Amount		Annualized Dividend Rate
(in thousands, except percentages)
First quarter	$2,138	0.40	$
Second quarter	3,198	0.60
Third quarter	3,208	0.60
Fourth quarter	4,281	0.80		2,135	0.40

Total	$12,825	0.60		$2,135	0.10

In addition, on January 31, 2008, the Board declared a $1.14 per share dividend on average Class A stock outstanding during the fourth quarter of 2007 and a $0.25 per share dividend on average Class B stock outstanding during the fourth quarter of 2007. These cash dividends were paid in February 2007.

Although we have paid quarterly dividends for the past five quarters and currently expect to continue doing so for the foreseeable future, payment of future dividends will be subject to the requirements, limitations, the policies described above, the discretion of our Board, and satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.

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

The following selected financial data of the Seattle Bank should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2007, as well as the related unaudited supplementary data, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	December 31,
Selected Financial Data	2007	2006	2005	2004	2003
(in millions, except percentages)
Statements of Condition (at year end)
Total assets	$64,241	$53,515	$52,542	$48,086	$51,164
Cash and investments (1)	12,539	18,686	23,590	22,428	20,052
Advances	45,525	27,961	21,435	14,897	19,653
Mortgage loans held for portfolio	5,666	6,367	7,216	10,446	11,172
Deposits and other borrowings	998	1,004	1,194	1,093	1,317
Primary obligations on consolidated obligations (2)	59,976	49,537	48,503	44,106	46,518
Affordable Housing Program (AHP)	23	23	31	44	48
Payable to Resolution Funding Corporation (REFCORP)	5	2	(3)	4	9
Class A stock	287
Class B, B(1), and B(2) stock—putable	2,141	2,141	2,133	2,027	2,399
Total capital	2,576	2,231	2,201	2,102	2,456

Statements of Income (for the year ended)
Interest income	$3,006	$2,533	$1,961	$1,673	$1,583
Net interest income	171	77	97	156	218
Other income (loss)	(28)	3	(28)	4	11
Other expense	46	45	66	47	33
Income before AHP and REFCORP assessments	97	35	3	113	196
AHP and REFCORP assessments	26	9	1	30	52
Income before cumulative change in accounting principle	71	26	2	83	144
Net income	71	26	2	83	144

Dividends (for the year ended)
Dividends paid in cash and stock (3)	$14	$2	$8	$64	$123
Annualized dividend rate declared (4)	0.66%	0.10%	0.41%	2.75%	5.15%
Capital A stock (4) (5)	5.08%	N/A	N/A	N/A	N/A
Class B(1) stock (4) (5)	N/A	N/A	0.41%	2.87%	5.56%
Class B(2) stock (4) (5)	N/A	N/A	0.38%	0.63%	0.71%
Class B stock (4) (5)	0.60%	0.10%	N/A	N/A	N/A
Dividend payout ratio (6) (7)	20.30%	8.28%	494.63%	77.64%	85.65%

Financial Statistics (for the year ended)
Return on average equity	3.00%	1.16%	0.08%	3.44%	5.86%
Return on average assets	0.12%	0.05%	0.00%	0.17%	0.31%
Equity-to-assets ratio (8)	3.98%	4.17%	4.05%	4.82%	5.24%
Total capital-to-assets ratio (9)	4.14%	4.30%	4.32%	4.50%	4.80%
Net interest margin (10)	0.29%	0.15%	0.19%	0.31%	0.47%

(1)	Investments also include interest-bearing deposits in banks, securities purchased under agreement to resell, and federal funds sold.
(2)	Consolidated obligations are the joint and several obligations of all the FHLBanks. The total amount of the FHLBanks’ outstanding consolidated, net of interbank holdings, was approximately $1.2 trillion, $947.3 billion, $931.7 billion, $860.4 billion, and $740.9 billion as of December 31, 2007, 2006, 2005, 2004, and 2003.

(3)	Cash paid of $14.3 million, $2.1 million, $23,000, $66,000, and $87,000 for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The remainder of the dividends were paid in capital stock.
(4)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(5)	Capital A stock, Class B stock, Class B(1) stock, and Class B(2) stock dividend rates are the sum of the dividends paid per average share of stock for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. We amended our Capital Plan in December, 2006 and outstanding Class B(1) stock and Class B(2) stock were converted into Class B stock.
(6)	Dividend payout ratio is dividends paid in cash and stock divided by net income.
(7)	Dividend payout ratio for the year ended December 31, 2004, included the fourth quarter dividends of $8.5 million that were paid in the first quarter of 2005. The Seattle Bank did not declare any dividends based on earnings for the year ended December 31, 2005.
(8)	Equity-to-assets ratio is average capital stock, retained earnings, and accumulated other comprehensive income divided by the total average assets.
(9)	Total capital-to-assets ratio is capital stock plus retained earnings divided by the total assets at the end of the period.
(10)	Net interest margin is net interest income divided by the average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reviews our financial condition as of December 31, 2007 and 2006, and our results of operations for the years ended December 31, 2007, 2006, and 2005. It should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2007, included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements.”

Overview

General

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa, Guam, and the Northern Mariana Islands. All federally insured depository institutions and insurance companies engaged in residential housing finance and community financial institutions located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans, or advances, to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the AHP, the CIP, and a number of other community investment programs.

Our revenues primarily are derived from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, with market interest-rate changes and yield curve shifts having the greatest impact on our performance.

Change in Business Focus

During the three-year period from 2004 through 2006, we significantly restructured our business and operations. The changes in our business were driven by declining net income and issues raised in our 2004 Finance Board examination, which focused on, among other factors, our risk management practices. Some of the primary actions taken under the restructuring and our business plan have included: refocusing our business on providing advances to our members, exiting the MPP, and improving our risk management practices and operational efficiency. In changing the direction of our business, we reversed a trend of declining net income and reported significant increases in net income in each of the years ended December 31, 2007 and 2006.

As a result of the 2004 Finance Board examination, we operated under the Written Agreement with the Finance Board from December 2004 until January 2007. The Written Agreement required us to develop a three-year business and capital management plan, which we refer to as our business plan, and submit it to the Finance Board’s Office of Supervision. The Written Agreement also imposed certain other requirements and limitations. In May 2005, the Finance Board accepted our business plan, subject to our adoption of certain dividend and stock repurchase restrictions. On January 11, 2007, due to, among other things, our successful progress on the implementation of our business plan, the Finance Board terminated the Written Agreement. The termination of the Written Agreement did not affect certain dividend limitations and Class B stock repurchase restrictions imposed by our Board. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” for additional information on dividend limitations and Class B stock repurchase restrictions.

Recent Operations and Results

During the second half of 2007, the global capital markets, including the U.S. credit markets, experienced considerable volatility. Interbank lending became more expensive, with LIBOR increasing significantly relative to U.S. Treasury lending rates. Available sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements generally became more constrained and more expensive than FHLBank advances for many of our members. The prevailing market conditions generated a greater-than-expected increase in demand for our advances and reduced our overall funding costs relative to LIBOR. Our advance balance increased by $17.5 billion, to $45.5 billion, as of December 31, 2007 from December 31, 2006. These factors favorably impacted our profitability, contributing to an increase in net income of $44.9 million, to $70.7 million, for the year ended December 31, 2007 from $25.8 million for the year ended December 31, 2006.

In addition to the increased net income from the growth in advances, during the years ended December 31, 2007 and 2006, we increased our net income by reinvesting the proceeds from maturing low-yielding investments into higher-yielding instruments. We also significantly reduced our operating expenses and our hedging costs and the losses associated with hedging activities from 2005 levels. However, although significantly improving from 2004, our net income for the years ended December 31, 2007, 2006, and 2005 continued to be negatively impacted by certain investment and funding decisions made in 2004 and 2003 that resulted in our holding significant amounts of low-yielding investments and relatively high-cost debt. Further, net income in 2007 was also negatively impacted by the extinguishment of certain high-cost debt.

Changes in market interest rates during the years ended December 31, 2007, 2006 and 2005 and liquidity concerns, particularly in the U.S. credit markets in the second half of 2007, have had a net unfavorable impact on the fair value of our assets and liabilities. As of December 31, 2007, 2006, and 2005, we disclosed net unrealized market value losses of $460.1 million, $245.0 million, and $363.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was estimated at 82.2%, 89.0%, and 83.5% as of December 31, 2007, 2006, and 2005. As of March 14, 2008, our unrealized market value loss had increased to $1.0 billion. The significant deterioration and volatility in the global credit markets, which resulted in the non-parallel changes in the market value of our assets and liabilities was the primary factor in the significant increase in our unrealized market value losses in 2007 and the first two months of 2008. For additional information, see “—Financial Condition,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Trends

If disruptions in the credit markets discussed above persist in 2008, we expect that the Seattle Bank will continue to serve as an important source of liquidity to our members, which could result in continued greater-than-expected demand for advances. However, our advance balance could decline in 2008 and 2009 if some of the large, newly-added advances are prepaid before maturity or mature without being renewed or replaced. For example, in February 2008, one large member prepaid $7.5 billion in advances (the majority of which had maturity dates in 2009), and we cannot predict whether additional advances will replace these advances. As of February 29, 2008, our advance balance was $36.8 billion, down $8.7 billion from December 31, 2007.

We expect the remaining advances made in the second half of 2007 to continue to have a positive impact on net income over the next one to two years, although their impact will decline as the advances mature if they are not renewed or are prepaid. Due to our extinguishment of certain high-cost debt in 2007 and 2006, we expect our future interest expense to be favorably affected. As a result of the Finance Board’s temporary increase in mortgage-backed security investment limits (see “—Recent Developments” below), we expect that we will increase, to some extent, our long-term investment portfolio to maximize investment interest income and that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity and leverage needs. Further, as a result of significant declines in the federal funds rates in early 2008, the relative yields on a number of our fixed interest-rate investment securities, including our investments in the consolidated obligations of other FHLBanks, have become more favorable, although we anticipate that a majority of these investments will be called before maturity. For example, $1.8 billion of the $2.0 billion of our callable investments in the consolidated obligations of other FHLBanks were called during the first quarter of 2008. In addition, we expect the balance of our mortgage loans held for portfolio to continue to decrease, largely through principal repayments.

Recent Developments

In February 2008, we amended our Capital Plan to (i) allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and (ii) increase the range within which our Board can set the member advance stock purchase requirement to between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock.

On February 29, 2008, the Seattle Bank appointed Vincent L. Beatty senior vice president and chief financial officer, effective March 1, 2008. Mr. Beatty previously served as first vice president and treasurer of the Seattle Bank since June 2005. On February 29, 2008, the Seattle Bank appointed Christina J. Gehrke as its senior vice president, chief administrative officer and principal accounting officer. Ms. Gehrke had previously served as senior vice president and chief administrative officer and interim principal accounting officer since September 2007.

On March 24, 2008, the Finance Board issued a resolution increasing for two years the limit on investments in certain mortgage-backed securities from 300% to 600% of our capital. The increase, which is effective immediately, is limited to Fannie Mae and Freddie Mac securities and incremental purchases are subject to our investment portfolio management, risk management principles, and capital adequacy requirements.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our asset mix has changed significantly in the last two fiscal years, with advances comprising 70.9% of total assets as of December 31, 2007, compared to 40.8% as of December 31, 2005. Our mission-related asset balance (i.e., advances and mortgage loans held for portfolio) has significantly increased, comprising 79.7% of total assets as of December 31, 2007, compared to 54.5% as of December 31, 2005.

As of December 31, 2007, we had total assets of $64.2 billion, compared to total assets of $53.5 billion as of December 31, 2006. The increase in assets primarily resulted from the significant increase in advances and from decreasing our capital-to-assets ratio target to 4.10% starting in the first quarter of 2007, from a target of 4.30% during 2006, in order to more fully leverage our capital and increase net interest income.

Due significantly to the market volatility that occurred during the second half of 2007, we experienced a greater-than-expected increase in advance demand, with advances increasing by 62.8%, to $45.5 billion as of December 31, 2007, compared to $28.0 billion as of December 31, 2006. This increase in advance demand was primarily due to activity with two large members, although advance demand across our membership increased significantly. Of the new advances made in 2007, $8.0 billion required the purchase of additional Seattle Bank capital stock, the issuance of which allowed us to grow our assets.

The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2007, 2006, and 2005.

	As of December 31,
Major Categories of Assets as a Percentage of Total Assets	2007	2006	2005
(in percentages)
Advances	70.9	52.2	40.8
Investments	19.5	34.9	44.9
Mortgage loans held for portfolio	8.8	11.9	13.7
Other assets	0.8	1.0	0.6

Total	100.0	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of December 31, 2007, 2006, and 2005.

Major Categories of Liabilities and Total Capital	As of December 31,
As a Percentage of Total Liabilities and Capital	2007	2006	2005
(in percentages)
Consolidated obligations	93.3	92.5	92.3
Deposits	1.6	1.9	1.5
Other liabilities*	1.1	1.4	2.0
Total capital	4.0	4.2	4.2

Total	100.0	100.0	100.0

*	Mandatorily redeemable capital stock, representing 0.1%, of total liabilities and capital, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of December 31, 2007, we had net unrealized market value losses of $460.1 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 82.2% as of December 31, 2007. The increase of $215.1 million in our net unrealized market value loss from $245.0 million as of December 31, 2006 was largely due to a significant unrealized market value loss on our variable interest-rate mortgage-backed securities and increased amount of consolidated obligations, partially offset by an unrealized market value gain on our increased amount of advances and an improvement in the unrealized market value loss on our mortgage loans held for portfolio. These non-parallel changes in the market value of our assets and liabilities as of December 31, 2007 were the result of the significant volatility in the global capital markets, declining interest rates, and generally unfavorable market conditions for mortgage-based products during the second half of 2007. As of March 14, 2008, our unrealized market value loss had increased to $1.0 billion, a decline of $539.9 million, compared to December 31, 2007. This decline is primarily due to the following: a $67.7 million increase in unrealized loss due to changes in model pricing assumptions on our advances as a result of the implementation of SFAS 157 and an additional unrealized market value loss of $525.1 million on our variable interest-rate mortgage-backed securities.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by $17.5 billion, to $45.5 billion, as of December 31, 2007, compared to December 31, 2006. This increase was primarily the result of significant activity with two of our largest members in the third quarter of 2007 and a general increase in activity across our entire membership in the fourth quarter of 2007. For the year ended December 31, 2007, new advances totaled $98.5 billion and maturing advances totaled $81.0 billion. The net increase in advance activity for the year ended December 31, 2007 is significantly above the net advance activity for the previous period, when new advances totaled $105.2 billion and maturing advances totaled $98.7 billion.

As of December 31, 2006, advances increased by $6.5 billion, to $28.0 billion, compared to December 31, 2005. Net advances increased by $6.5 billion in each of the years ended December 31, 2006 and 2005, with new advances totaling $85.5 billion and maturing advances totaling $79.0 billion for the year ended December 31, 2005. The increase in outstanding advances for the year ended December 31, 2006 was primarily attributable to advances made to our larger members and to increased use of differential pricing.

As of December 31, 2007, five members held 70.4% of the par value of our outstanding advances, compared to 69.5% as of December 31, 2006. Three of these members had advances totaling 63.0% of the par value of our outstanding advances as of December 31, 2007 (Bank of America Oregon, N.A. with 23.3%, Merrill Lynch Bank USA with 20.6% (substantially all of which were prepaid in February 2008), and Washington Mutual Bank, F.S.B. with 19.1%), compared to two members holding 56.8% of the par value of our outstanding advances as of December 31, 2006 (Bank of America Oregon, N.A. with 36.0% and Washington Mutual Bank, F.S.B. with 20.8%). No other borrower held over 10% of our outstanding advances as of December 31, 2007 or 2006. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for 2008 and several years beyond.

As of December 31, 2007, 54.4% of the par value of our advance portfolio had a remaining term to maturity of one year or less, compared to 57.7% and 52.5% as of December 31, 2006 and 2005. The decrease in shorter-term to maturity advances as of December 31, 2007, compared to the previous period, was primarily due to the longer terms of some of the new advances made to our largest members in the second half of 2007. The increase in the percentage of shorter-term advances as of December 31, 2006, compared to the previous period, was primarily due to shorter-term advances made to our largest borrowers in 2006.

The percentage of variable interest-rate advances, including floating-to-fixed convertible advances, as a portion of our total advance portfolio was 59.9% as of December 31, 2007, compared to 44.0% and 21.9% as of December 31, 2006 and 2005. We attribute these increases to our members’ concerns about the volatility in the credit markets and the uncertainty regarding interest-rate changes. The total weighted-average interest rates on our advance portfolio as of December 31, 2007, 2006, and 2005 were 4.86%, 5.14%, and 4.30%. The weighted-average interest rate on our portfolio is dependent upon the term to maturity and type of advances within the portfolio at the time of measurement. During the second half of 2007, short-term interest rates decreased slightly while long-term interest rates modestly increased. During 2006 and 2005, short-term interest rates increased substantially, while, in general, long-term interest rates modestly increased. These changes in interest rates, particularly in short-term interest rates, were the primary reasons for the year-over-year interest rate variance as our portfolio was more heavily weighted with short-term, variable interest-rate advances.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of December 31, 2007 and 2006.

	As of December 31, 2007			As of December 31, 2006
Term-to-Maturity and Weighted-Average Interest Rates	Amount		Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$			$2,361	7.25
Due in one year or less		24,686,967	4.84	16,139,522	5.24
Due after one year through two years		13,032,053	4.95	6,425,043	5.21
Due after two years through three years		2,227,761	4.94	1,238,398	4.63
Due after three years through four years		955,383	4.96	902,522	5.09
Due after four years through five years		1,412,059	4.60	782,108	4.97
Thereafter		3,042,967	4.62	2,499,226	4.62

Total par value		45,357,190	4.86	27,989,180	5.14
Commitment fees		(919)		(1,020)
Discount on AHP advances		(217)		(285)
Discount on advances		(5,996)		(6,708)
SFAS 133 hedging adjustments		174,481		(20,173)

Total		$45,524,539		$27,960,994

For additional information on advances, see Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Member Demand for Advances. Many factors affect the demand for advances, including changes in credit markets, interest rates, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the significant volatility in the global capital markets, including the U.S. credit markets, during the second half of 2007, alternative sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, became more constrained and expensive relative to FHLBank advances. Due significantly to these market conditions, we experienced a greater-than-expected increase in advance demand in the second half of 2007.

The Seattle Bank’s pricing alternatives include: differential pricing, daily market pricing, and auction funding (which is offered only two times per week and for limited terms). Excluding cash management advances, for the year ended December 31, 2007, the amount of differentially priced advances accounted for 69.2% of new advances, compared to 79.5% and 46.0% of new advances for the years ended December 31, 2006 and 2005. The decrease in differentially priced advances between December 31, 2007 and 2006 was primarily due to the lack of alternative wholesale funding options for our members, the pricing of which is a component of differential pricing, in the second half of 2007. Excluding cash management advances, the amount of daily market-priced advances and auction-priced advances accounted for 19.0% and 11.8% of new advances for the year ended December 31, 2007, compared to 10.0% and 10.5% of new advances for the year ended December 31, 2006 and 45.5% and 8.5% of new advances for the year ended December 31, 2005.

Although the percentage of differentially priced advances declined for the year ended December 31, 2007, compared to the year ended December 31, 2006, we continue to believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the decline for the year ended December 31, 2007 was primarily due to recent volatility in the credit markets. The flexibility of differential pricing means that interest rates on advances may be lower for some members requesting advances within specified criteria than for others in order to be competitive with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. We believe that the use of differential pricing has helped to increase our advance balance since May 2005 and improve our profitability and capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which we may pay dividends on the stock our members are required to purchase to support their advances from the Seattle Bank and any applicable restrictions on our members’ ability to have stock repurchased by us. During the first six months of 2007, throughout 2006, and in the second half of 2005, demand for advances, particularly those that required new Class B stock purchases, was limited as a result of our action in May 2005 to suspend the declaration or payment of dividends and to suspend the repurchase of Class B stock prior to the end of the statutory five-year redemption period, without prior regulatory approval. However, in December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock and access an excess stock pool, to encourage advance usage. In addition, we were granted a waiver by the Director of the Office of Supervision allowing us to resume declaring and paying quarterly dividends beginning in the fourth quarter of 2006, subject to certain limitations. Since December 2006, we have paid quarterly cash dividends on our capital stock. As of December 31, 2007, $287.4 million in Class A stock was supporting over $6.6 billion in advances. For the year ended December 31, 2007, members purchased $13.3 million of Class B stock to support advance activity or membership.

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. As of that date, 42 of our members were using stock from the excess stock pool to support $5.3 billion in advances, with one member accounting for over $3.7 billion of those advances. These members must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension.

In September 2007, as a result of the significant growth in our advance portfolio during the third quarter of 2007, we reassessed the member advance stock purchase requirement. We determined that, should increased advance demand arise, members should provide sufficient capital to fund prospective balance sheet growth associated with their advance activity. On September 27, 2007, our Board approved a change to the Capital Plan, so that if the Seattle Bank’s five business-day rolling average liquidity (i.e., cash, interest-bearing deposits, and federal funds sold) dropped below $4.0 billion, the member advance stock purchase requirement would increase from 4.00% to 4.50%. In November 2007, the five business-day rolling average liquidity dropped below $4.0 billion and, after appropriate notification of our members, the new requirement went into effect in early December 2007.

Overall, we believe that the availability of the Class A stock and the excess stock pool used to capitalize new advance activity, as well as our resumption of quarterly dividend payments in December 2006, have contributed and continue to contribute to our members’ use of our advance funding, particularly those that may require new stock purchases.

In February 2008, we amended our Capital Plan to (i) allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and (ii) increase the range within which our Board can set the member advance stock purchase requirement to between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock,” for additional information.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2007 and 2006, we had advances of $28.6 billion and $15.9 billion outstanding to three and two members, which represented 63.0% (with 23.3%, 20.6%, and 19.1%) and 56.8% (with 36.0% and 20.8%) of our total advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

Since December 2006, we have accepted the use of first lien, owner-occupied single family residential properties with FICO scores of 660 or less, as collateral for advances. To qualify as collateral, both the member borrower and the loans must undergo collateral reviews and meet certain eligibility standards as set by the Board. The collateral reviews include testing for compliance with the Seattle Bank’s responsible lending policy. We believe the collateral reviews and our eligibility standards sufficiently mitigate the risks associated with our acceptance of this collateral. See “Item I. Part 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” for more information on this program.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs including demand for our advances.

The following table summarizes our investments, both short- and long-term, as of December 31, 2007 and 2006.

Short- and Long-Term Investments	As of December 31,
(in thousands)	2007	2006	2005
Short-Term Investments
Federal funds sold	$1,551,000	$2,832,000	$6,428,000
Interest-bearing deposits		2,165,000	1,415,007
Securities purchased under agreements to resell			850,000
Commercial paper			194,106

Total short-term investments	$1,551,000	$4,997,000	$8,887,113

Long-Term Investments
Consolidated obligations of other FHLBanks	2,524,974	4,224,959	5,274,944
Mortgage-backed securities	7,481,891	6,613,347	6,471,324
Other U.S. agency obligations	89,082	146,298	221,671
Government-sponsored enterprise obligations	882,059	2,691,238	2,698,649
State or local housing agency obligations	8,889	12,067	16,900

Total long-term investments	$10,986,895	$13,687,909	$14,683,488

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% (and set a target of 4.10% at that time) in order to allow us to more fully leverage our capital and provide liquidity to fund advances, which we have done for the year ended December 31, 2007. Going forward, we expect to continue to manage our business to a capital-to-assets ratio target of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary. As a result of the Finance Board’s increase in mortgage-backed security investment limits, we expect that we will increase, to some extent, our long-term investment portfolio (as further discussed below) to maximize investment interest income and that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity needs.

Between December 31, 2007 and 2005, our short-term investment portfolio declined significantly as we utilized the liquidity from maturing investments to fund new advances to our members. As of December 31,

2007, our short-term investments decreased by $3.4 billion, to $1.6 billion, from $5.0 billion as of December 31, 2006. The short-term investment portfolio also declined as of December 31, 2006, to $5.0 billion, from $8.9 billion as of December 31, 2005. This decrease was also primarily due to the use of proceeds from maturing investments to fund new advances and the $6.8 billion increase in our balance of short-term investments in the second half of 2005 to more fully use our capital and to provide liquidity to fund advances.

As of December 31, 2007 and 2006, we held $6.3 billion and $10.5 billion in held-to-maturity investments with unrealized losses of $108.8 million and $238.6 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of December 31, 2007 and 2006 were primarily related to declining market values as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products. Based on the creditworthiness of the issuers and the underlying collateral, we believe that these unrealized losses represent temporary impairments. See Note 5 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Credit-Risk Management—Investments” for additional information.

Consolidated Obligations of Other FHLBanks. Our investment in other FHLBanks’ consolidated obligations of $2.5 billion as of December 31, 2007 represented a decrease of $1.7 billion from our investment in such obligations as of December 31, 2006. This decrease was primarily due to sales and maturities of some of these consolidated obligations during the first and third quarters of 2007. Our December 31, 2006 balance of these consolidated obligations decreased $1.1 billion from December 31, 2005, due to maturities and sales. We realized $3.1 million and $6.5 million in losses on the sales for the years ended December 31, 2007 and 2006. All of the consolidated obligations that were sold during the years ended December 31, 2007 and 2006 were within three months of maturity. In a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. All of our investments in other FHLBanks’ consolidated obligations were made prior to February 2005. As a result of declining interest rates and improvements in their relative yields, we anticipate that a majority of these investments will be called before maturity.

Mortgage-Backed Securities. Finance Board regulations limit each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Our investment in mortgage-backed securities represented 281.3%, 287.2%, and 285.0% of our regulatory capital as of December 31, 2007, 2006, and 2005, and reflects our strategy of increasing interest income while staying within regulatory limits for investing in these types of higher-yield securities. Mortgage-backed securities as of December 31, 2007, 2006, and 2005 included $721.7 million, $1.0 billion, and $1.1 billion in Freddie Mac mortgage-backed securities and $992.1 million, $758.1 million, and $1.1 billion in Fannie Mae mortgage-backed securities. Our remaining investments in mortgage-backed securities are rated “AAA” (or its equivalent) by a NRSRO, such as Moody’s and Standard & Poor’s.

On March 24, 2008, the Finance Board issued a resolution increasing for two years the limit on investments in certain mortgage-backed securities from 300% to 600% of our capital. The increase, which is effective immediately, is limited to Fannie Mae and Freddie Mac securities and incremental purchases are subject to our investment portfolio management, risk management principles, and capital adequacy requirements.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined by $57.2 million, to $89.1 million, in 2007, and by $75.4 million, to $146.3 million, in 2006, primarily due to principal repayments from maturing securities.

Government-Sponsored Enterprise (GSE) Obligations. Our held-to-maturity investments in GSEs, excluding our investments in the consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $304.3 million, $908.5 million, and $910.7 million and Freddie Mac securities totaled $278.8 million, $1.5 billion, and $1.5 billion, as of December 31, 2007, 2006, and 2005. These securities represented 4.7%, 12.8%, and 10.2% of total investments as of such dates. The decrease in GSE debt securities as of December 31, 2007, compared to December 31, 2006, is primarily due to maturities of such securities with subsequent reinvestment of the proceeds into private-label variable interest-rate collateralized mortgage backed securities as well as short-term investments to fund advances. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.4 billion, $6.0 billion, and $6.8 billion in conventional mortgage loans and $236.5 million, $292.1 million, and $383.4 million in government-insured mortgage loans as of December 31, 2007, 2006, and 2005. The decreases for the years ended December 31, 2007 and 2006 were due to our receipt of $693.7 million and $845.4 million in principal payments. As a result of our decision to exit the MPP in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of December 31, 2007 and 2006, 86.7% and 88.8% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of December 31, 2007, 2006, and 2005.

	As of December 31,
Mortgage Loan Portfolio Activity	2007	2006	2005
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$6,336,632	$7,182,542	$10,375,000
Purchases			89,194
Mortgage loans transferred to real estate owned	(769)	(373)
Maturities and principal amount sold	(693,686)	(845,537)	(3,281,652)

Mortgage loan par balance at period end	5,642,177	6,336,632	7,182,542

Mortgage loan net premium balance at beginning of the year	30,016	33,065	70,876
Net premium (discount) on purchases			812
Net premium on loans transferred to real estate owned	4
Net premium recovery from repurchases	(11)	(92)
Net premium amortization*	(6,616)	(2,957)	(38,623)

Mortgage loan net premium balance at period end	23,393	30,016	33,065

Total mortgage loans held for portfolio	$5,665,570	$6,366,648	$7,215,607

Premium balance as a percent of mortgage loan par amounts	0.41%	0.47%	0.46%
Average FICO score** at origination	745	745	744
Average loan-to-value ratio at origination	64.39%	64.81%	64.99%

*	Included in net premium amortization for the year ended December 31, 2005 are $15.4 million in net premium allocated to sold government-insured mortgage loans and an unrealized loss in fair value of $1.1 million, which was recognized on the transfer of $424.8 million of government-insured loans from held-for-sale to held-for-portfolio.
**	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of December 31, 2007, 2006, and 2005, we held derivative assets, including associated accrued interest receivable and payable, of $165.7 million, $146.9 million, and $13.2 million and derivative liabilities of $23.4 million, $46.8 million, and $133.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements between December 31, 2007 and 2005. The differentials between interest receivable and interest payable on derivatives are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statement of Condition at fair value, with changes in the fair value reported in earnings. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Derivatives and Hedging” for additional information.

We have traditionally used derivatives to hedge advances and consolidated obligations, as well as mortgage loans under our MPP and intermediary swaps for members. The principal derivative instruments we use are interest-rate exchange agreements such as interest-rate swaps, interest-rate caps, interest-rate floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable and interest payable by counterparty, when appropriate, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

The notional amount of interest-rate exchange agreements decreased by $3.9 billion, to $29.4 billion, as of December 31, 2007, compared to $33.2 billion as of December 31, 2006, and increased by $14.7 billion as of December 31, 2006, compared to December 31, 2005. Changes in the notional amount of interest-rate exchange agreements reflect changes in our use of such agreements to lower our cost of funds and reduce our interest-rate risk. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf for which we are the primary obligor. As of December 31, 2007, Standard and Poor’s and Moody’s outlooks for the Seattle Bank were stable. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations.”

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding was a par amount of $15.0 billion, $1.5 billion, and $10.6 billion as of December 31, 2007, 2006, and 2005. During the second half of 2007, market demand for short-term, high-quality financial instruments increased as a result of the significant volatility in the global capital markets. As a result, we increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments. The balance of consolidated obligation discount notes decreased $9.1 billion as of December 31, 2006, compared to the previous period, primarily due to the increase in our use of interest-rate swapped consolidated obligation bonds with option features, or structured funding, to reduce our funding costs and manage our liquidity, and the decrease in our short-term investments portfolio.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $44.9 billion, $48.2 billion, and $38.1 billion as of December 31, 2007, 2006, and 2005. Although we used consolidated obligation bonds to finance advances and investments, both short-term and long-term, due to the demand for short-term, high-quality financial instruments in the second half of 2007, we decreased our reliance on structured funding, instead using short-term consolidated obligation discount notes. The increase in our consolidated obligation bonds as of December 31, 2006, compared to December 31, 2005, was primarily the result of an increase in our use of structured funding rather than the use of consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds increased by $6.8 billion, to $8.0 billion, as of December 31, 2007 from December 31, 2006. The increase in variable interest-rate consolidated obligation bonds generally corresponded to the increase in longer-term, variable interest-rate advances made during the year ended December 31, 2007. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

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

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our mortgage-based assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the last half of 2007, issuance costs for discount notes were less expensive than structured funding.

Our callable debt decreased by $5.3 billion as of December 31, 2007, to $19.2 billion, compared to December 31, 2006, and increased by $5.3 billion as of December 31, 2006, to $24.5 billion, compared to December 31, 2005, primarily due to shifts in our structured funding portfolio. We use structured funding, to reduce funding costs and manage liquidity. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the year ended December 31, 2007, we called $18.4 billion in fixed-interest-rate consolidated obligations, with a weighted-average interest rate of 5.40%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $1.7 million. We also extinguished $847.7 million in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.62%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $20.8 million. During the year ended December 31, 2006, we called $5.2 billion in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.55%, and cancelled the associated interest-rate exchange agreements, resulting in a net gain of $669,000. We also extinguished $283.1 million in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.95%, and cancelled the associated interest-rate exchange agreements, resulting in a net gain of $6.6 million. We called and extinguished this debt during 2007 and 2006 primarily to economically lower the cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Other Funding Sources. Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits totaled $1.0 billion as of December 31, 2007 and 2006. Deposits increased by $203.1 million, to $1.0 billion, as of December 31, 2006, from December 31, 2005, primarily due to a $208.4 million increase in demand and overnight deposits. Demand deposits comprised the largest percentage of deposits, representing 76.3%, 92.2%, and 89.6% of deposits as of December 31, 2007, 2006, and 2005. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. There were no transactions outstanding under repurchase agreements as of December 31, 2007 or 2006. Transactions outstanding under agreements to repurchase securities were $393.5 million as of December 31, 2005.

Other Liabilities. Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of December 31, 2007 and 2006.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and several nonmember stockholders, retained earnings, and other comprehensive income. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources increased by $344.6 million, to $2.6 billion, for the year ended December 31, 2007, from December 31, 2006. The increase for the year ended December 31, 2007 was primarily driven by increases in outstanding Class A stock and retained earnings.

Seattle Bank Stock. Prior to December 2006, the Seattle Bank had two classes of capital stock, Class B(1) stock and Class B(2) stock, with Class B(1) stock generally representing membership-related holdings and Class B(2) stock generally representing non-required holdings. In December 2006, we amended our Capital Plan to allow for, among other things, the creation of: (i) a single Class B stock and (ii) a Class A stock. In addition, the amendments provided our members with access to an excess stock pool, comprised of 50% of the excess stock of all members, which could be used to support certain additional advances without requiring a member to purchase additional stock.

In December 2006, our Class B(1) stock and Class B(2) stock were converted into a single Class B stock. As with the previous classes of Class B stock, Class B stock can be issued, redeemed, and repurchased only at par value, $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of December 31, 2007 and 2006, our Class B stock totaled $2.1 billion, with $288.1 million and $207.5 million in Class B stock redemption requests and requests to withdraw from membership. All of the Class B stock related to member withdrawals has been classified as mandatorily redeemable capital stock in our Statement of Condition.

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

Class A Stock. Class A stock, may be issued, redeemed, and repurchased only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and can not use it to meet its other requirements relating to stockholdings. As of December 31, 2007, the balance of our outstanding Class A stock was $287.4 million.

Excess Stock Pool. The excess stock pool allows a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. Excess stock is the amount of stock held by a member in excess of its total stock purchase requirement, which is the greater of the member’s membership stock purchase requirement or the sum of: (i) the member’s advance stock purchase requirement and (ii) the member’s mortgage purchase plan stock purchase requirement. There are certain limitations relating to the Seattle Bank’s use of the excess stock pool, including among others, restricting the aggregate use of the excess stock pool to 50% of the total amount of all excess stock and the ability of the Seattle Bank to suspend the use of the excess stock pool at any time. There are also limitations that include: (i) a maturity limit of one year on advances supported by the excess stock pool, (ii) a per-member usage limit of 25% of the total amount of excess stock, and (iii) a maximum dollar threshold whereby a member cannot use the excess stock pool to support additional advances if, on the date the advance would be received by the member, the member’s total outstanding advances exceed $11 billion.

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. As of that date, 42 of our members were using stock from the excess stock pool to support $5.3 billion in advances, with one member accounting for over $3.7 billion of those advances. These members must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension.

Additional significant changes to our Capital Plan from the December 2006 amendments included:

•

providing that dividends on Class A and Class B stock shall be set and paid as determined by the Board, on a pro rata basis as to amount and character with respect to each class (subject to the Seattle Bank’s current limitations on payment of dividends); and

•	streamlining the formulas for calculating various requirements, including a member’s total stock purchase requirement.

In actions relating to approval of the December 2006 amendments, our Board resolved that the Seattle Bank would maintain a member advance stock purchase requirement no lower than 4.00% and would not repurchase

Class B stock during the period the excess stock pool is in effect and would seek prior written authorization of the Director of the Office of Supervision if the Seattle Bank wished to lower that requirement or repurchase Class B stock thereafter.

In September 2007, as a result of the significant growth in our advance portfolio during the third quarter of 2007, we reassessed our member advance stock purchase requirement. The Board determined that should increased advance demand continue, members should provide sufficient capital to fund prospective balance sheet growth associated with their advance activity. On September 27, 2007, our Board determined that if the Seattle Bank’s five business-day rolling average liquidity (i.e., cash, interest-bearing deposits, and federal funds sold) dropped below $4.0 billion, the member advance stock purchase requirement would increase from 4.00% to 4.50%. The change would be applied prospectively to new or renewing advances. In November 2007, the five business-day rolling average liquidity dropped below $4.0 billion and, after appropriate notification to our members, the new requirement went into effect in early December 2007.

In October 2007, we announced our intention, assuming receipt of approval from the Director of the Office of Supervision and an acceptable financial condition of the Seattle Bank, to introduce a modest excess Class B stock repurchase program in 2008. In December 2007, we requested approval from the Director of Supervision of Office of Finance; however, it is unknown at this time whether or when approval will be received.

In addition, in February 2008, we amended our Capital Plan to (i) allow for transfers of excess stock at par value between unaffiliated members pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement gives us greater flexibility in our balance sheet management practices, which is critical to effectively managing future growth in our advance business. Changes to this requirement would only be applied prospectively to new or renewing advances.

Dividends and Retained Earnings. In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net income increased to $70.7 million for the year ended December 31, 2007, compared to $25.8 million for the year ended December 31, 2006, and $1.7 million for the year ended December 31, 2005.

Dividends. Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of December 31, 2007, the Seattle Bank had excess stock of $583.5 million, or 0.9% of total assets.

In May 2005, the Finance Board accepted our business plan which was initially implemented under the terms of the Written Agreement and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board adopted these policies:

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

•

Total dividends paid during the second, third and fourth quarters of any calendar year (any such calendar year being referred to as “Year N”) and the first quarter of the immediately following calendar year (the four quarters being the “Year N Quarters”) cannot exceed 50% of net income for Year N, as calculated pursuant to U.S. GAAP net income; and

•

After the first quarter of 2007, dividends paid during any particular Year N Quarter can exceed 50% of the net income for the immediately preceding Year N Quarter, but only if and to the extent that the aggregate amount of dividends paid with respect to earlier Year N Quarters does not exceed 50% of aggregate year-to-date net income, as calculated pursuant to U.S. GAAP, through the end of the immediately preceding Year N Quarter.

Under a Board policy adopted in December 2006, we are limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target has been met and the Director of the Office of Supervision removes our dividend restrictions. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision, in connection with the Finance Board’s approval of the business plan.

	For the Years Ended December 31,
Dividends	2007		2006		2005
(in millions)
Stock issued as dividends	$		$		$8.5
Cash paid as dividends		14.3		2.1

In addition, on January 31, 2008, the Board declared a $1.14 per share dividend on average Class A stock outstanding during the fourth quarter of 2007 and a $0.25 per share dividend on average Class B stock outstanding during the fourth quarter of 2007. These cash dividends were paid in February 2008.

Retained Earnings. In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2008, the Board established a revised retained earnings target of $154.0 million, compared to a target of $102.0 million as of December 31, 2006. The increase was primarily due to increased market-risk as a result of the volatility in the global capital markets, including the U.S. credit markets. We reported retained earnings of $148.7 million and $92.4 million as of December 31, 2007 and 2006.

Statutory Capital Requirements. We are subject to three capital requirements under our Capital Plan and Finance Board rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. As of December 31, 2007 and 2006, we were in compliance with these statutory capital requirements, which are described below.

Risk-Based Capital. We are required to hold at all times risk-based capital at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations.

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

•

Operations risk is the potential for unexpected financial losses due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operations risk requirement is determined as a percentage of the market risk and credit risk requirements. The Finance Board has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

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

The following table presents our permanent capital and risk-based capital requirements as of December 31, 2007 and 2006.

	As of December 31,
Permanent Capital and Risk-Based Capital Requirement	2007	2006
(in thousands)
Permanent Capital
Class B stock	$2,141,141	$2,140,997
Mandatorily redeemable capital stock	82,345	69,222
Retained earnings	148,723	92,397

Permanent capital	$2,372,209	$2,302,616

Risk-Based Capital Requirement
Credit risk	133,575	140,870
Market risk	481,474	109,732
Operations risk	184,515	75,180

Risk-based capital requirement	$799,564	$325,782

Capital-to-Assets Ratio. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set target of 4.10%. Between

December 2004 and January 2007, under the terms of the business plan, the Board had set our minimum capital-to-assets ratio at 4.25%.

The following table presents our capital-to-assets ratios as of December 31, 2007 and 2006.

	As of December 31,
Capital-to-Assets Ratios	2007	2006
(in thousands, except ratios)
Minimum Board-approved capital (4.05% of total assets as of December 31, 2007 and 4.25% as of December 31, 2006)	$2,601,770	$2,274,377
Total regulatory capital	2,659,658	2,302,616
Capital-to-assets ratio	4.14%	4.30%

Leverage Capital Ratio. We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage ratios as of December 31, 2007 and 2006.

	As of December 31,
Leverage Ratios	2007	2006
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$3,212,061	$2,675,737
Leverage capital (includes
1.5 weighting factor applicable to permanent capital)	3,845,763	3,453,922
Leverage ratio (leverage capital as a percentage of total assets)	5.99%	6.45%

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of December 31, 2007 and 2006.

	As of December 31,
Unpledged Qualifying Assets	2007	2006	2005
(in thousands)
Outstanding debt	$59,975,544	$49,536,576	$48,502,508
Aggregate qualifying assets	64,041,606	53,337,012	52,083,267

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by Standard & Poor’s or “Aaa” by Moody’s as of December 31, 2007.

As of December 31, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements.”

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of December 31, 2007.

	As of December 31, 2007
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$202,050	$		$		$		$202,050
Consolidated obligation bonds (at par)*	13,686,340		16,627,535		5,669,965		8,949,140	44,932,980
Consolidated obligation bonds traded not settled	280,000							280,000
Consolidated obligation discount notes traded not settled	35,000							35,000
Derivative liabilities	23,381							23,381
Mandatorily redeemable capital stock			65,839		16,506			82,345
Operating leases	2,821		5,927		6,278		1,046	16,072

Total contractual obligations	$14,229,592		$16,699,301		$5,692,749		$8,950,186	$45,571,828

Other Commitments
Commitments for additional advances	$12,575		$8,566	$		$		$21,141
Standby letters of credit	160,397		10		330		73	160,810
Standby bond purchase agreements	55,955							55,955
Unused lines of credit and other commitments	50,000							50,000

Total other commitments	$278,927		$8,576		$330		$73	$287,906

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

In June 2006, the FHLBanks and the Office of Finance entered into the FHLBanks Contingency Agreement effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations

For the Years Ended December 31, 2007, 2006, and 2005

The Seattle Bank’s net income was $70.7 million for the year ended December 31, 2007, compared to $25.8 million for the year ended December 31, 2006, increasing 174.2%. This increase was primarily due to higher advance interest income as well as increased net income from the reinvestment of proceeds from maturing low-yielding investments into higher-yielding investments. Although we expect improved interest expense in coming years due to the extinguishment of certain of our high cost debt in 2007, these early payments adversely affected net income for the year ended December 31, 2007.

The Seattle Bank’s net income was $25.8 million for the year ended December 31, 2006, compared to $1.7 million for the year ended December 31, 2005, increasing 1,403.7%. The operating results for the year ended December 31, 2006 reflected the continued negative effects of a flattening yield curve, due to significant increases in short-term interest rates, as well as our continued refocus on our advance business. The increase in our net income in 2006, compared to 2005, was primarily due to a net improvement of $26.9 million in derivatives and hedging activities, a $21.9 million reduction in operating expenses, and a net gain on early extinguishment of consolidated obligations of $16.7 million, partially offset by a $19.8 million decrease in net interest income, and a $5.3 million increase in losses from sales of held-to-maturity securities.

Overall, net income for the years ended December 31, 2007 and 2006, while significantly improving from that of 2005, continued to be negatively impacted by certain investment and funding decisions made in 2004 and 2003 that resulted in our holding a significant amount of low-yielding investments and relatively high-cost debt.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rate and yield-curve shifts are the primary economic factors affecting net interest income. Between 2001 and 2003, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 550 basis points. Between 2004 and 2006, Federal funds rates increased by 425 basis points, before again decreasing by 100 basis points in 2007 and 125 basis points through March 14, 2008. The historically low interest rates, particularly in 2004 and 2005, have significantly impacted our net interest income over the last three years, and we expect it to continue to impact our interest income and interest expense.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the years ended December 31, 2007, 2006, and 2005. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$32,657,466	$1,743,037	5.34	$25,409,288	$1,289,740	5.08	$18,698,724	$694,153	3.71
Mortgage loans held for portfolio	6,001,879	300,441	5.01	6,778,773	344,234	5.08	9,030,375	446,216	4.94
Investments	19,896,810	962,655	4.84	20,638,130	899,000	4.36	22,609,113	820,524	3.63
Other interest-earning assets	370	19	5.19	376	19	5.13	819	26	3.21

Total interest-earning assets	58,556,525	3,006,152	5.13	52,826,567	2,532,993	4.79	$50,339,031	$1,960,919	3.89

Other assets	540,348			348,482			285,761

Total assets	$59,096,873			$53,175,049			$50,624,792

Interest-Bearing Liabilities
Consolidated obligations	$54,940,008	$2,786,847	5.07	$49,367,690	$2,413,097	4.89	$46,298,403	$1,822,266	3.93
Deposits	957,550	47,610	4.97	714,796	34,974	4.89	840,465	26,673	3.17
Mandatorily redeemable capital stock	80,920	570	0.70	68,286	138	0.20	186,313	(3)	0.00
Other borrowings	1,798	87	4.83	165,211	7,764	4.70	544,639	15,193	2.79

Total interest-bearing liabilities	$55,980,276	$2,835,114	5.06	$50,315,983	$2,455,973	4.88	$47,869,820	$1,864,129	3.89

Other liabilities	764,324			641,001			702,346
Capital	2,352,273			2,218,065			2,052,626

Total liabilities and capital	$59,096,873			$53,175,049			$50,624,792

Net interest income		$171,038			$77,020			$96,790

Interest-rate spread			0.07			(0.09)			0.00
Net interest margin			0.29			0.15			0.19

For the years ended December 31, 2007 and 2006, the composition of our interest-earning assets changed significantly from the previous periods, as we continued to refocus our business on advances, with the average balances of our advances increasing significantly and the average balances of our mortgage loans held for portfolio and investments decreasing. The significant increases in our advances largely resulted from increased activity with our largest members. The reductions in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans, while the decreases in investments primarily resulted in our use of the proceeds from maturing investments to fund advances. The effect of the average yields on our advances generally being higher than the average yields on our mortgage loans held for portfolio and investments for the years ended December 31, 2007 and 2006, as well as having some of our low-yielding investments replaced with higher-yielding investments, helped lead to an increase in net interest income, especially as our mortgage loans were being paid down.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2007, 2006, and 2005.

	For the Years ended December 31,
	2007 v. 2006 Increase (Decrease)			2006 v. 2005 Increase (Decrease)
Change in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$383,960	$69,337	$453,297	$294,336	$301,251	$595,587
Investments	(33,168)	96,823	63,655	(75,875)	154,351	78,476
Mortgage loans held for portfolio	(38,952)	(4,841)	(43,793)	(114,052)	12,063	(101,989)

Total interest income	$311,840	$161,319	$473,159	$104,409	$467,665	$572,074

Interest Expense
Consolidated obligations	280,080	93,670	373,750	127,091	463,740	590,831
Deposits and other borrowings	4,245	1,146	5,391	(20,796)	21,809	1,013

Total interest expense	$284,325	$94,816	$379,141	$106,295	$485,549	$591,844

Change in net interest income	$27,515	$66,503	$94,018	$(1,886)	$(17,884)	$(19,770)

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense increased for the year ended December 31, 2007, compared to the previous period, because of significant increases in the outstanding balances of advances and consolidated obligations and generally higher prevailing short-term interest rates, as well as our strategy of managing our business to a reduced capital-to-assets ratio target of 4.10% beginning in January 2007 (compared to 4.30% for the year ended December 31, 2006). In addition, we replaced certain of our low-yielding investments with higher-yielding short-term investments. These factors resulted in an increase in net interest income as well as an improved interest-rate spread.

Although the federal funds rate declined by 50 basis points in mid-September 2007, causing a similar decrease in short-term interest rates, the effect of this rate change did not significantly impact the average yields on our interest-earning assets or our average costs on our interest-bearing liabilities for the year ended December 31, 2007. During the year ended December 31, 2007, compared to the previous period, we experienced a larger increase in the average yield on our interest-earning assets than in the average cost on our interest-bearing liabilities, increasing our interest-rate spread by 16 basis points to 7 basis points. The improvement of our interest-rate spread primarily resulted from an increase in the amount of our advances and a reduction in the amount of our low-yielding investments due to sales and maturities of our investments in the consolidated obligations of other FHLBanks. As a result of further declines in the federal funds rates in late 2007 and early 2008, the relative yields on a number of our fixed interest-rate investment securities, including our investments in the consolidated obligations of other FHLBanks, have improved, although we anticipate that a number of eligible investments will be called before maturity.

For the year ended December 31, 2006, the significant increase in advances largely reflected the results of our efforts to become an advance-focused bank, including our continued use of differential pricing and the lowering of our members’ activity-based stock requirement from 3.50% to 2.50% from April 2006 to December 2006. The reduction in mortgage loans held for portfolio in 2006 reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans and in August 2005 our sale of $1.4 billion of government-insured mortgage loans. The decrease in investments in 2006 resulted from our use of funds from maturing investments to make advances. In addition, we replaced some of our low-yielding investments with high-yielding investments.

Federal funds rates increased by 100 basis points during 2006. This increase resulted in higher average yields on our interest-earning assets and higher average costs on our interest-bearing liabilities during the year ended December 31, 2006. During 2006, we experienced larger increases in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, compressing our interest-rate spread by 9 basis points to a negative 9 basis points during 2006. As a result, our net interest income decreased by $19.8 million to $77.0 million for the year ended December 31, 2006, compared to the year ended December 31, 2005. This compression of our interest-rate spread primarily resulted from a mismatch between the timing of interest-rate changes on our interest-earning assets and interest-rate changes on our interest-bearing liabilities, due to the differences in the length of the repricing periods of these assets and liabilities. The mismatches arose primarily from two sources: (i) our investment in the consolidated obligations of other FHLBanks; and (ii) the funding for our mortgage loans held for portfolio. The terms of the consolidated obligations we issued contemporaneously with our investments in the consolidated obligations of other FHLBanks did not match the maturities and call options of the investments. As a result, in the rising short-term interest rate environment of 2006, we experienced negative spread on these investments. In addition, we issued short-term consolidated obligations to fund some of our long-term mortgage loans. As the short-term obligations matured, we had to replace them with higher-cost short-term debt, which compressed the spread on the mortgage loan portfolio.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
Interest Income	2007	2006	2007 v. 2006 Percent Increase / (Decrease)	2005	2006 v. 2005 Percent Increase / (Decrease)
(in thousands, except percentages)
Advances	$1,740,442	$1,289,132	35.0	$689,527	87.0
Prepayment fees on advances	2,595	608	326.8	4,626	(86.9)

Subtotal	1,743,037	1,289,740	35.1	694,153	85.8
Investments	962,655	899,000	7.1	820,524	9.6
Mortgage loans held for portfolio	300,441	344,234	(12.7)	446,216	(22.9)
Other	19	19		26	(26.9)

Total interest income	$3,006,152	$2,532,993	18.7	$1,960,919	29.2

Total interest income increased in each of the years ended December 31, 2007 and 2006, compared to the previous periods, primarily due to significant increases in the volume and yields on our advance portfolio, as well as a significant increase in yields on our investment portfolio. These increases were partially offset by decreases in the volume of our investments and mortgage loans held for portfolio, for the years ended December 31, 2007 and 2006, compared to the previous periods.

Advances. Interest income from advances, including prepayment fees, increased 35.1% for the year ended December 31, 2007, compared to the year ended December 31, 2006, and increased 85.8% for the year ended December 31, 2006, compared to the year ended December 31, 2005, due to significant increases in the average advance volumes and generally increases in yields. A $7.2 billion increase, representing a 28.5% growth, in the average advance balances for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily resulted from increases in advance activity with two large members. For the year ended December 31, 2006, the average advance balance increased $6.7 billion, or 35.9%, compared to the year ended December 31, 2005, as we continued to refocus our business on advances. The average yield on advances, including prepayment fees, increased by 26 basis points to 5.34% for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher prevailing short-term interest rates, combined with our increased amount of short-term advances. The average yield on advances, including prepayment fees, increased by 137 basis points to 5.08% for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily due to an increase in short-term advances and significantly higher prevailing short-term interest rates in 2006.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the second half of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large newly added advances mature without being renewed or replaced, or be prepaid. For example, in February 2008, one large member prepaid $7.5 billion in advances (the majority of which had maturity dates in 2009). We cannot predict whether additional advances will replace these advances.

Prepayment Fees on Advances. For the year ended December 31, 2007, we recorded net prepayment fee income of $2.6 million primarily resulting from fees charged to borrowers that prepaid $257.4 million in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $405.6 million in advances for the year ended December 31, 2006 resulting in net prepayment fee income of $608,000 in 2006, a decline of $4.0 million from the year ended December 31, 2005. The large amount of prepayment fee income for the year ended December 31, 2005 primarily resulted from one member prepaying a significant amount of advances in fourth quarter 2005.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities and trading securities) increased by 7.1% for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily resulting from a higher average yield on investments, partially offset by a 3.6% reduction in our average portfolio balance. For the year ended December 31, 2007, we benefited from the significant increases in short-term interest rates that occurred in 2006 that increased the yields earned on our short-term investments in 2007, partially offset by the 50-basis point decrease in the federal funds rate in mid-September 2007. The average yield on investments increased by 48 basis points for the year ended December 31, 2007, compared to the year ended December 31, 2006, due to the addition of new investments at generally higher yields than the existing investments we held or replaced.

Interest income from investments increased 9.6% for the year ended December 31, 2006, compared to the year ended December 31, 2005. This increase was primarily due to a 73-basis point increase in our average yield on investments, partially offset by an 8.7% reduction in our average investment portfolio balance.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 12.7% and 22.9% for the years ended December 31, 2007 and 2006, compared to the previous periods. The decreases were primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $776.9 million, to $6.0 billion, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to the receipt of $693.7 million in principal payments in 2007. Also, contributing to the decline in interest income from our mortgage loans held for portfolio was a 7-basis point decrease in the average yield on mortgage loans held for portfolio for the year ended December 31, 2007, compared to the year ended December 31, 2006. The average balance of our mortgage loans held for portfolio decreased by $2.3 billion, to $6.8 billion, for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily reflecting the sale of $1.4 billion in mortgage loans in 2005, as well as the receipt of $845.6 million in principal payments in 2006. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the year ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
Interest Expense	2007	2006	2007 v. 2006 Percent Increase / (Decrease)	2005	2006 v. 2005 Percent Increase / (Decrease)
(in thousands, except percentages)
Consolidated obligations	$2,786,847	$2,413,097	15.5	$1,822,266	32.4
Deposits	47,610	34,974	36.1	26,673	31.1
Securities sold under agreements to repurchase	22	7,705	(99.7)	15,162	(49.2)
Mandatorily redeemable capital stock and other borrowings	635	197	222.3	28	603.6

Total interest expense	$2,835,114	$2,455,973	15.4	$1,864,129	31.7

Consolidated Obligations. Interest expense on consolidated obligations increased by 15.5% for the year ended December 31, 2007, compared to the previous period, and by 32.4% for the year ended December 31, 2006, compared to the previous period, resulting from significant increases in the volume of borrowings and the higher average yields. The average balance of consolidated obligations increased by $5.6 billion and $3.1 billion, or 11.3% and 6.6%, for the years ended December 31, 2007 and 2006, compared to the previous periods. We increased the average balance of our consolidated obligations in order to fund the significant growth in our advance portfolio and implement our strategy of managing our business to a capital-to-assets ratio target of 4.10% in order to more fully use our capital. The average cost of consolidated obligations increased by 18 basis points for the year ended December 31, 2007, compared to the previous period, and 96 basis points for the year ended December 31, 2006, compared to the previous period, due to the addition of new consolidated obligations at generally higher costs than the existing obligations held or the obligations replaced as short-term interest rates increased.

Deposits. Interest expense on deposits increased by 36.1% for the year ended December 31, 2007, compared to the previous period, primarily due to a $243.0 million increase in the average balance of deposits and an 8-basis point increase in the average yield. For the year ended December 31, 2006, interest expense on deposits increased by 31.1%, compared to the previous period, primarily due to a 172-basis point increase in the average yield partially offset by a $125.7 million decrease in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels.

Securities Sold Under Agreements to Repurchase. Interest expense on reverse repurchase agreements decreased significantly for the years ended December 31, 2007 and 2006, compared to the previous periods, as we did not find it cost effective to use reverse repurchase agreements in significant volume. We consider using reverse repurchase agreements when it is economically advantageous to do so.

Mandatorily Redeemable Capital Stock and Other Borrowings. Interest expense on mandatorily redeemable capital stock and other borrowings increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to our resumption of dividend payments in December 2006. Between December 2006 and May 2005, no interest expense was accrued on mandatorily redeemable capital stock as we did not pay any dividends on our capital stock.

Effect of Derivatives and Hedging on Net Interest Income

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting their fixed interest rates to short-term variable interest rates. For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, the table below would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest rates changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in this table. For additional information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Derivatives and Hedging.”

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
Effect of Derivatives and Hedging on Net Interest Income	2007	2006	2005
(in thousands)
Increase (Decrease) in Interest Income
Advances	$44,324	$33,545	$(41,430)
Decrease (Increase) in Interest Expense
Consolidated obligations	(64,884)	(108,362)	(15,181)

Increase (decrease) in net interest income	$(20,560)	$(74,817)	$(56,611)

Our use of interest-rate exchange agreements had a net unfavorable effect on our net interest income for the years ended December 31, 2007, 2006, and 2005, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in a decrease in net interest income for the years ended December 31, 2007, 2006, and 2005.

Other Income (Loss)

Other income (loss) includes member service fees, net loss on the sale of held-to-maturity securities, net gain on trading securities, net (loss) gain on derivatives and hedging activities, net (loss) gain on the early extinguishment of consolidated obligation bonds, net gain on the sale of mortgage loans held for sale, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
Other Income (Loss)	2007	2006	2007 v. 2006 Percent Increase / (Decrease)	2005	2006 v. 2005 Percent Increase / (Decrease)

(in thousands, except percentages)
Service fees	$1,676	$1,691	(0.9)	$2,183	(22.5)
Net loss on sale of held-to-maturity securities	(5,705)	(6,496)	12.2	(1,234)	426.4
Net gain on trading securities				1,979	(100.0)
Net (loss) gain on derivatives and hedging activities	(2,319)	470	(593.4)	(26,475)	101.8
Net (loss) gain from early extinguishment of consolidated obligation bonds	(22,498)	7,232	(411.1)	(9,449)	176.5
Net gain on the sale of mortgage loans held for sale				5,940	(100.0)
Other gain (loss) income, net	357	(205)	274.1	(728)	71.8

Total other income (loss)	$(28,489)	$2,692	(1,158.3)	$(27,784)	109.7

Total other income (loss) decreased by $31.2 million for the year ended December 31, 2007, compared to the previous period. This decrease was primarily due to a $29.7 million decline in net (loss) gain on early extinguishment of consolidated obligation bonds and a $2.8 million decline in net (loss) gain on derivatives and hedging activities. Total other income (loss) increased by $30.5 million for the year ended December 31, 2006, compared to the previous period. This increase was primarily due to a $26.9 million increase in net gain from derivatives and hedging activities and a $16.7 million increase in net gain from early extinguishment of consolidated obligations, partially offset by a $5.3 million increase in net loss on the sale of held-to-maturity securities for the year ended December 31, 2006 and the one-time sale of government-insured mortgage loans that resulted in a net gain of $5.9 million for the year ended December 31, 2005. The significant changes in other income (loss) are discussed in more detail below.

Net Loss on Sale of Held-to-Maturity Securities. For the year ended December 31, 2007, we sold $1.8 billion of investments in consolidated obligations of other FHLBanks that were within 90 days of maturity, resulting in a net loss of $4.4 million. For the year ended December 31, 2006, we sold $1.0 billion of investments in consolidated obligation bonds of other FHLBanks that were within 90 days of maturity, resulting in losses of $6.5 million. In December 2005, we sold $250.0 million of low-yield, held-to-maturity consolidated obligation bonds of other FHLBanks that were within 90 days of maturity, resulting in a $1.2 million loss. Under U.S. GAAP, securities that are within 90 days of maturity or have substantially equal installment payments and that have been paid down to less than 15% of their original balances may be sold without calling into question the classification of other securities as “held-to-maturity.”

Net Gain on Trading Securities. As of December 31, 2007 and 2006, we did not hold any trading securities. In December 2005, we sold our one trading security for a net gain of $2.0 million. This trading security was economically hedged by an interest-rate exchange agreement that was terminated when we sold the trading security. We recorded the changes in fair value of the trading security and the associated interest-rate exchange agreement as net gain from trading securities and net (loss) gain on derivatives and hedging activities in our Statement of Income. We reported interest income earned on the trading security in interest income and the interest expense on the interest-rate exchange agreements in net (loss) gain on derivatives and hedging activities in our Statement of Income.

Net (Loss) Gain on Derivatives and Hedging Activities. For the years ended December 31, 2007 and 2006, we had a $2.8 million decline and a $26.9 million improvement in our total net (loss) gain on derivatives and hedging activities, compared to the prior periods. These changes are discussed below.

Mortgage Loans. In June 2005, we restructured our hedges and balance sheet positions to realign our hedge position, reducing our reliance on swaptions for hedging against long-term decreases in interest rates, and sold mortgage-backed securities to-be-announced, or TBAs, for forward settlement to economically hedge the interest-rate risk allocated to our mortgage loan portfolio. The realized loss on the TBAs was $3.6 million for the year ended December 31, 2005. There was no comparable activity for the years ended December 31, 2007 and 2006.

Consolidated Obligations. For the year ended December 31, 2007, we recognized a net loss of $2.4 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to a net gain of $1.3 million for the year ended December 31, 2006 and a net loss of $5.0 million for the year ended December 31, 2005. In addition, in June 2005, we determined that the method we had used since 2004 for valuing the hedged consolidated obligations was in error. Accordingly, we reassessed the bond valuation using an appropriate method. As a result, in the second quarter of 2005, we recorded an additional loss of $1.7 million relating to the second quarter and prior periods.

Economic Hedges. As of December 31, 2007, 2006, and 2005, we held $300.0 million notional amount of interest-rate caps as well as $150.0 million, $150.0 million, and zero notional amount of interest-rate floors, that were used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Our recorded net gains or losses related to interest-rate caps and floors were $506,000 of net gain for the year ended December 31, 2007, compared to $517,000 of net gain for the year ended December 31, 2006 and $657,000 of net loss for the year ended December 31, 2005.

In addition, for the year ended December 31, 2007, we recorded a net loss of $615,000 on $200.0 million notional of swaptions purchased at a cost of $3.5 million to economically hedge the fair value of our mortgage loan portfolio and to improve our convexity of equity. In 2005, we purchased swaptions at a cost of $80.0 million, as economic hedges to protect against the potential of additional large, unrealized losses in market value of equity and to hedge our interest-rate risk until we were able to significantly reduce this risk by restructuring our assets and liabilities. The $15.8 million of expenses associated with holding these swaptions contributed to lower earnings for the year ended December 31, 2005. There was no comparable activity in 2006.

Net (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds. For the year ended December 31, 2007, we repurchased $847.7 million in fixed interest-rate consolidated obligation bonds, with a weighted-average interest rate of 5.62%. These repurchases resulted in a net loss of $22.5 million, including the cost of cancelling the related interest-rate exchange agreements hedging the repurchased consolidated obligation bonds, compared to a net gain of $7.2 million for the year ended December 31, 2006. We cancelled this debt primarily as a part of our risk management strategy and to economically reduce future interest expense.

For the year ended December 31, 2006, as part of our efforts to enhance economic value and income, we repurchased $283.1 million in fixed interest-rate debt with a weighted-average interest rate of 5.95%, resulting in a net gain of $6.6 million. The gains from these repurchases were used to offset the losses associated with selling low-yielding held-to-maturity securities that were within 90 days of maturity. In addition, we had a $669,000 net gain associated with extinguishing consolidated obligations by exercising our call options on those bonds. For the year ended December 31, 2005, we repurchased $335.4 million of fixed interest-rate bullet debt with a weighted-average interest rate of 6.10%, resulting in a net loss of $9.4 million. We repurchased this debt primarily to economically reduce our future interest expense. See “Part II. Item 7A. Qualitative and Quantitative Disclosures about Market Risk” for additional information regarding our risk strategy.

Net Gain on the Sale of Mortgage Loans Held for Sale. In August 2005, we sold $1.4 billion of our $1.9 billion government-insured mortgage loan portfolio to an affiliate of one of our members. We realized a gain of

$7.0 million on the sale of these mortgage loans. We also incurred an unrealized loss of $1.1 million, which was reported in other income (loss), when we reclassified the remaining $424.8 million in unsold mortgage loans as held for portfolio due to our decision in September 2005 not to continue actively marketing the remaining loans. The unrealized loss reduced the net premium associated with the government-insured mortgage loans held for portfolio. We had no sales of mortgage loans in 2007 or 2006.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
Other Expense	2007	2006	Percent Increase / (Decrease)	2005	Percent Increase / (Decrease)
(in thousands, except percentages)
Operating expenses
Compensation and benefits	$22,786	$22,521	1.2	$26,159	(13.9)
Occupancy cost	4,428	3,791	16.8	11,566	(67.2)
Other operating	14,621	14,018	4.3	23,776	(41.0)
Finance Board	1,736	1,599	8.6	1,832	(12.7)
Office of Finance	1,678	1,312	27.9	1,269	3.4
Other	1,043	1,384	(24.6)	1,892	(26.8)

Total other expense	$46,292	$44,625	3.7	$66,494	(32.9)

Total other expense increased by $1.7 million for the year ended December 31, 2007, compared to the previous period, primarily due to an increase in our occupancy cost, other operating expenses, and higher Finance Board and Office of Finance assessments. Occupancy cost primarily includes the expenses related to our leases on one office building in downtown Seattle and an emergency back-up facility outside of downtown Seattle. Occupancy cost increased by $640,000 for the year ended December 31, 2007, compared to the previous period, as a result of our decision to expand into certain leased space previously included in our lease impairment reserve, which changed our lease impairment assumptions. Increased other operating expense for the year ended December 31, 2007 primarily reflected increased professional services expense of $433,000.

Total other expense decreased 32.9% for the year ended December 31, 2006, compared to previous period, primarily due to a reduction in average staff, a decrease in professional and other contractual services costs related to implementation of the Written Agreement and development of the business plan, a leasehold impairment charge of $5.4 million in 2005, and a $1.0 million recovery in 2006 resulting from the receipt of updated lease rates. In addition, other operating expense decreased by 41.0% for the year ended December 31, 2006, primarily due to decreases in professional and other contractual services and decreases in certain AHP-related costs.

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

Our assessments for AHP and REFCORP substantially increased for the years ended December 31, 2007 and 2006, compared to the previous years, due to significantly increased net income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
AHP and REFCORP Assessments	2007	2006	Percent Increase / (Decrease)	2005	Percent Increase / (Decrease)
(in thousands, except percentages)
AHP	$7,916	$2,871	175.7	$370	675.9
REFCORP	17,668	6,443	174.2	428	1,405.4

Total assessments	$25,584	$9,314	174.7	$798	1,067.2

Summary of Critical Accounting Estimates

Our financial statements and reported results are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that may affect our reported results and disclosures. Several of these accounting policies involve the use of accounting estimates that we consider to be critical as: (i) they are likely to change from period to period because they require significant management judgment and assumptions about highly complex and uncertain matters; and (ii) the use of a different estimate or a change in estimate could have a material impact on our reported results of operations or financial condition. We review our estimates and assumptions frequently. Estimates and assumptions that are significant to our results of operations and financial condition are called critical accounting estimates and are described below. Although management believes these estimates, assumptions, and judgments to be reasonably accurate, actual results could differ significantly.

Assets and Liabilities Reported at Fair Value

We use a variety of means to estimate the fair value of the assets, liabilities, and commitments, including derivatives, reported at fair value on our financial statements, in footnotes to the financial statements and in this management’s discussion and analysis, and for purposes of measuring hedge effectiveness. Where available, external pricing sources, including Reuters, Bloomberg L.P., and investment broker-dealers, are used to estimate the fair value of certain financial instruments. These pricing sources may provide price quotes for the financial instrument itself or for a financial instrument with similar terms or structures. The fair values of certain other instruments are based on pricing models that require the use of assumptions regarding interest rates, prepayment behavior, market volatility, and other factors. Our estimates of interest rates are based on observed LIBOR and U. S. Treasury rates and interest rates on interest-rate exchange agreements. We also use an externally sourced prepayment model that incorporates a number of market factors that is updated as these factors change. In addition, volatility estimates are provided by the Office of Finance and Bloomberg L.P. Changes in the assumptions we use can have a significant effect on the modeled valuation of these financial assets, liabilities, and commitments, thereby affecting income because these fair value changes are recorded as income or expense. See Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information.

Derivatives and Hedging

We report all derivative financial instruments in the Statement of Condition at their fair value. We classify derivative assets and derivative liabilities according to the net fair value of derivatives with each counterparty. Subject to a master netting agreement, if the net fair value of derivatives with a counterparty is positive, the net amount is classified as an asset; if the net fair value of derivatives with a counterparty is negative, it is classified as a liability. As of December 31, 2007, 2006, and 2005, we held derivative assets of $165.7 million, $146.9 million, and $13.2 million, as well as derivative liabilities of $23.4 million, $46.8 million, and $133.8 million.

Types of Derivatives. We use the following types of derivatives in our interest-rate risk management.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate index for the same period of time. The variable rate in most of our interest-rate exchange agreements is LIBOR.

Options. Premiums paid to acquire options in a fair-value hedge relationship are accounted for at the fair value of the derivative at inception of the hedge and are reported in derivative assets. Premiums paid are considered the fair value of the option at inception of the hedge.

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity that is planning to lend or borrow funds in the future against future interest rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed-interest payments at a later date and a receiver swaption is the option to receive fixed-interest payments at a later date.

Interest-Rate Caps and Floors. In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps are used in conjunction with liabilities and floors are used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Application of Interest-Rate Exchange Agreements. The following table categorizes the estimated fair value of derivative financial instruments, excluding accrued interest, by product and type of accounting treatment as of December 31, 2007 and 2006. Under “Fair Value,” we include derivative instruments where hedge accounting is achieved. In a fair value hedge, the changes in fair value of the hedged item and the derivative offset each other, resulting in little or no impact to earnings. Under “Economic,” we include hedge strategies where derivative hedge accounting is not applied and, therefore, changes in the fair value of the derivatives are recorded in current period earnings with no adjustments made to the economically hedged asset or liability. Under “Intermediary Positions,” we include transactions where we enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances or consolidated obligations, as well as, those transactions where historically, we acted as an intermediary between our member and nonmember counterparties in order to enable our members to access the interest-rate swap market. We discontinued offering member swaps as a standard product in mid-2004, and all remaining member swap-related products matured in 2007.

	As of December 31,
	2007			2006
Derivatives and Hedging	Notional	Estimated Fair Value (excludes accrued interest)	Hedged Item - Cumulative Basis Adjustment	Notional	Estimated Fair Value (excludes accrued interest)	Hedged Item - Cumulative Basis Adjustment
(in thousands)
Advances
Fair value—short-cut	$7,543,357	$(158,909)	$158,909	$4,359,901	$19,822	$(19,822)
Fair value—long-haul	521,000	(15,621)	15,572	280,000	394	(351)
Consolidated Obligations
Fair value—short-cut	8,165,545	12,802	(12,802)	17,887,170	(67,175)	67,175
Fair value—benchmark	11,747,500	84,302	(100,180)	9,099,550	(72,655)	66,225
Balance Sheet
Economic	783,500	4,329		1,016,950	1,427
Intermediary Positions
Member swaps				111,000	10
Other	592,500	3		494,500

Total Notional and Fair Value	$29,353,402	$(73,094)	$61,499	$33,249,071	$(118,177)	$113,227

Net accrued interest receivable		215,405			218,231

Net derivative balance		$142,311			$100,054

Net derivative assets balance		165,692			146,900
Net derivative liabilities balance		(23,381)			(46,846)

Net derivative balance		$142,311			$100,054

Notional amounts are used to calculate the periodic amounts to be received and paid under interest-rate exchange agreements and generally do not represent actual amounts to be exchanged or directly reflect our exposure to credit risk. Notional amounts are not recorded as assets or liabilities in our Statement of Condition.

Accounting Treatment for Hedging Relationships. As part of our risk management strategies, we enter into interest-rate exchange agreements that hedge our exposure to changes in interest rates. Through the use of these instruments, we may adjust the effective maturity, repricing frequency, or option characteristics to achieve our risk management objectives. We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to implementation. This analysis includes validation of expected accounting treatment under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, or SFAS 133, determination of the effectiveness testing method to be used and preliminary expectations regarding effectiveness, financial instrument valuation sources, and operational procedures and controls, such that, once the hedging strategy is approved, transactions may proceed and be accurately recorded and reported in the financial statements. Once a strategy is approved, but prior to each transaction’s execution:

•

We formally document the hedging relationship, the strategy undertaken, and the risk management objective achieved. Documentation includes identification of the hedged item and hedging derivative instrument, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed.

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

Fair Value Hedges. In a fair value hedge, the derivative hedges the exposure to changes in the fair value of an asset or liability that is attributable to a particular risk. We may use fair value hedges to mitigate the risk of either changes in the overall fair value of hedged items (full fair value hedges) or changes in the fair value of the hedged items attributable only to changes in the benchmark interest rate (benchmark hedges). Changes in the fair value of a derivative that is effective as, and that is designated and qualifies as, a fair value hedge, along with changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current period earnings. The following table details our fair value hedges by accounting designation and type of risk being hedged as of December 31, 2007.

Hedging Derivative	Hedged Item	Accounting Designation	Type of Risk Being Hedged	Method of Assessing Hedge Effectiveness	Notional Amount as of December 31, 2007
(in thousands)
Interest-rate swap	Advances	Short-cut	Benchmark	Assumption of no ineffectiveness	$7,543,357
Interest-rate swap	Consolidated Obligation Bonds	Short-cut	Benchmark	Assumption of no ineffectiveness	$8,165,545
Interest-rate swap	Consolidated Obligation Bonds	Long haul	Benchmark	Rolling regression	$11,747,500
Interest-rate cap	Capped Advance	Long haul	Fair value of embedded cap	Rolling regression	$140,000
Interest-rate cap	FFC Advance	Long haul	Benchmark	Rolling regression	$381,000

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

Highly Effective Hedge Relationships. A highly effective hedge relationship indicates that, at hedge inception and on an ongoing basis, both prospective and retrospective effectiveness tests indicate that the derivative and hedged item will be highly effective in achieving offsetting changes in fair value attributable to the hedged risk. The changes in fair value for the derivative and hedged item may or may not perfectly offset, and the difference, if any, will be recognized as a net gain or loss in current period earnings in the Statement of Income. We refer to these types of hedges as long haul or short-cut full fair value or benchmark hedges, depending upon whether we are hedging the entire fair value of the asset or liability or only the changes in fair value due to changes in the benchmark interest rate.

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

Types of Derivatives and Hedged Items.

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

We also offer our members capped advances, or variable interest-rate advances with a maximum interest rate. When we make a capped advance, we typically purchase an offsetting interest-rate cap from a broker. This type of hedge is treated as a full fair value hedge under SFAS 133.

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

We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives pursuant to SFAS 133. However, we no longer purchase mortgage loans under the MPP, which we began exiting in early 2005.

Investments. We currently invest primarily in mortgage-backed securities, U.S. agency and GSE obligations, and the taxable portion of state or local housing finance agency securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. For investment securities carried at fair value, we may also manage the risk arising from changing market prices by matching the cash outflow on the interest-rate exchange agreements with investment securities carried at fair value. These economic hedges are considered freestanding pursuant to SFAS 133.

Consolidated Obligations. We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflow on the consolidated obligation with the cash inflow on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. Such transactions are treated as fair value hedges under SFAS 133. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

Intermediation. To assist our members in meeting their hedging needs, we historically acted as an intermediary between members and counterparties by entering into offsetting interest-rate exchange agreements. The notional amounts and settlement, interest payment, and maturity dates were identical in the offsetting interest-rate exchange agreements. Although we discontinued offering member swaps as a standard product in mid-2004, we continued to maintain their existing transactions until they fully matured in 2007. The derivatives used in intermediary swaps did not qualify for hedge accounting treatment, and the fair value adjustments were recorded separately through current period earnings. The net result of the accounting for these derivatives did not significantly affect our operating results.

In addition, we may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts on the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The net result of the accounting for these derivatives does not significantly affect our operating results.

The following table summarizes the notional amounts of intermediary swap transactions that offset derivatives that are no longer designated in a hedge transaction as of December 31, 2007 and 2006, and gains (losses) on intermediary swap transactions that offset derivatives that are no longer designated in a hedge transaction in each of the years ended December 31, 2007 and 2006.

	As of December 31,
Intermediary Swap Transactions	2007	2006
(in thousands)
Notional Amount
De-designated swaps	$296,250	$247,250
Offsetting counterparty swaps	296,250	247,250

Total notional amount	$592,500	$494,500

	For the Year Ended December 31,
	2007	2006
Gain
De-designated swaps	$(12,275)	$(4,885)
Offsetting counterparty swaps	12,278	4,885

Total gain	$3	$

Amortization of Premiums and Accretion of Discounts

The amount of premium or discount on mortgage-based assets, including mortgage-backed securities, collateralized mortgage obligations, and mortgage loans purchased under the MPP, amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or a mortgage-backed security, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. A change in estimated average maturity has the least effect on mortgage loans or mortgage-backed securities that have either little cumulative amortization or accretion or are nearly fully amortized or accreted. A change in estimated average maturity has its greatest effect on long-term mortgage loans and mortgage-backed securities with cumulative amortization and accretion equal to approximately half of the original purchase premium or discount.

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

Allowances for Credit Losses

We regularly evaluate our requirement for an allowance for credit losses on advances and mortgage loans previously purchased under the MPP. We would establish an allowance if an event were to occur that would make it probable that all principal and interest due for an advance or mortgage loan would not be collected and the resulting losses were estimable.

Advances. Our advances are fully collateralized by high-quality collateral and the Seattle Bank benefits from statutory preferences as a creditor that, combined with conservative collateral practices, make the likelihood of credit losses remote. To incur a credit loss on an advance, two credit events must occur: (i) the member or nonmember borrower would have to default, and (ii) the available collateral would have to deteriorate in value prior to liquidation of that collateral. We periodically review the collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2007 and 2006, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on our advances, and we do not anticipate any credit losses on advances in the future. Based on the foregoing, we have determined that no provision for credit losses on advances is necessary.

Mortgage Loans. Since the inception of the MPP, we have never experienced a credit loss on a mortgage loan purchased under the MPP, and our supplemental mortgage insurance provider has only had one loss claim on such mortgage loans. To ensure member retention of most of the credit risk and to cover, at a minimum, the expected losses on conventional mortgage loans originated or acquired by a member, we required the member to fund a lender risk account either up front as a portion of the purchase proceeds or over time through a portion of the monthly payments. This account was established to conform to Finance Board regulations applicable to all conventional mortgage purchase programs. The Finance Board regulation stipulates that the member is responsible for all expected losses on the mortgage loans sold to us. In order to comply with this regulation, prior to the purchase of mortgage loans, we evaluated the proposed conventional mortgage loans to be sold to us (either the specific portfolio or a representative sample) to determine the amount of expected losses that would occur. The supplemental mortgage insurance provider determined the minimum amount required in order to issue a policy. The member funds the lender risk account with the greater of the expected losses or the amount required by the supplemental mortgage insurance provider. Each master commitment contract specifies the required funding level for its associated lender risk account. In accordance with the applicable contract, either the purchase price for the mortgage loans purchased under a master commitment contract was discounted, or a portion of the monthly payment collected is set aside, to fund the lender risk account. If the member’s lender risk account is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the lender risk account whether or not any of the purchased mortgage loans are in default. The lender risk account funds are used to offset any losses that may occur, with any excess of required balances distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. The lender risk account balances are not required after 11 years. The lender risk account is recorded in “other liabilities” in the Statement of Condition and totaled $20.5 million and $19.8 million as of December 31, 2007 and 2006.

In addition to the expected losses covered by the lender risk account, a member selling conventional mortgage loans was required to purchase supplemental mortgage insurance as a credit enhancement to cover losses over and above losses covered by the lender risk account. We are listed as the insured, and this coverage serves to further limit our exposure to losses. As with the funding of the lender risk account, a portion of the monthly interest is set aside to pay the supplemental mortgage insurance premium. The lender risk account and the supplemental mortgage insurance are expected to provide loss protection to support the equivalent of an investment-grade rating. If the lender risk account and the standard supplemental mortgage insurance policy do not provide sufficient loss protection to support the equivalent of an investment-grade rating, the member would have been required to purchase additional mortgage insurance coverage called SMI Plus; however, no participating member has been required to purchase SMI Plus. Other than the lender risk account and supplemental mortgage insurance, we do not charge any other credit enhancement fees to MPP participants.

As a result of the credit enhancements described above, we and our members share the credit risk of the mortgage loans sold to us under the MPP. The member has assumed a first-loss obligation in the event of a mortgage borrower default equivalent to a minimum of the expected losses through its lender risk account after the exhaustion of the borrower’s equity and any primary mortgage insurance coverage, if required. If the member’s lender risk account is insufficient to cover any losses, then the supplemental mortgage insurance coverage is used. Only after exhausting the supplemental mortgage insurance coverage will the Seattle Bank absorb any potential losses. Under the credit enhancement structure of the MPP, the value of the foreclosed property would have to fall below 50% of the original appraised amount of the mortgage loan to result in a loss to us. We regularly monitor delinquency data provided by our members to ensure that mortgage principal and interest are remitted timely, and perform quality control reviews on all individual mortgage loans that become 90 days delinquent. In addition, members are responsible for remitting principal and interest to us, even though there may be individual mortgage loans with delinquent payments to the member. Occasionally, we require our members to repurchase mortgage loans. These instances include failure by a member to comply with MPP requirements, breach of representations and warranties made by a member, noncompliance with final documentation, and servicing errors.

Based on our analysis of our mortgage loan portfolio, we have determined that the credit enhancements provided by the members, including the lender risk account and supplemental mortgage insurance, is sufficient to absorb inherent credit losses and that an allowance for credit losses on mortgage loans is unnecessary. Our exit from the MPP has not resulted in increased credit risk or the need for an allowance for credit losses on mortgage loans, and we do not expect that decision to affect such results.

Recently Issued Accounting Standards and Interpretations

SFAS 155. Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, or DIG Issue D1. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments, or hybrid financial instruments, by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125, or SFAS 140, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. Our adoption of SFAS 155 as of January 1, 2007 did not have a material impact on our financial condition, results of operations, or cash flows.

DIG Issue B40. Securitized Interested in Prepayable Financial Instruments

In December 2006, the FASB issued Derivatives Implementation Group Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets, or DIG Issue B40. DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. Our adoption of DIG Issue B40 as of January 1, 2007 did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS 157. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received for selling an asset or paid for transferring a liability (an exit price), not the price that would be paid for acquiring an asset or received for assuming a liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measures, the fair value hierarchy prioritizes the inputs used in valuation techniques to measure fair value into three broad levels:

•	Level 1—quoted prices in active markets for identical assets or liabilities,

•	Level 2—directly or indirectly observable inputs other than quoted prices, and

•	Level 3—unobservable inputs.

SFAS 157 requires disclosures detailing (i) the extent to which entities measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), and interim periods within those fiscal years. The implementation of SFAS 157 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires entities to separately display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statement of Condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for financial statements issued after November 15, 2007 (January 1, 2008 for the Seattle Bank). We did not elect to record any financial assets and liabilities at fair value upon implementation of SFAS 159. As such, the implementation of SFAS 159 as of January 1, 2008 did not have material impact on our financial condition, results of operations, or cash flows.

FIN 39-1. Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our adoption of the netting methodology in FSP FIN 39-1 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS 161. Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Specifically, an entity will be required to disclose: i) the fair values of derivative instruments and their gains and losses in a tabular format; ii) derivative features that are credit risk–related; and iii) cross-references within footnotes to financial statements to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank), with early application allowed. We have not yet determined the effect that the adoption of this statement will have on our financial condition, results of operations, or cash flows.

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

•

Effective Duration. Effective duration represents the estimated change in the value of a financial instrument for a given instantaneous parallel shift in the yield curve. Stated simply, effective duration is a measure of the price sensitivity of a financial instrument to changes in interest rates. Higher duration numbers, whether positive or negative, indicate greater price-sensitivity to changes in interest rates. For example, if a portfolio has an effective duration of two, then the portfolio’s value would be expected to decline about 2% for a 1% increase in interest rates or rise about 2% for a 1% decrease in interest rates, absent any other effects.

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

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of December 31, 2007 and 2006, our market-risk measures were within our policy limits.

The following table summarizes our primary risk measures and their respective limits and our compliance as of December 31, 2007 and 2006.

Primary Risk Measures	As of December 31, 2007	As of December 31, 2006	Risk Measure Limit*
Effective duration of equity	0.70	0.96	+/-5.00
Effective convexity of equity	(1.54)	(1.96)	+/-4.00
Effective key-rate-duration-of-equity mismatch	0.81	1.09	+/-3.50
Market value of equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.24)%	(1.87)%	+/-4.50%
Market value of equity sensitivity
( -100 basis point shock scenario) (in percentages)	(0.49)%	0.06%	+/-4.50%

*	Limits in effect as of December 31, 2007. The effective convexity of equity limit was +/-5.00 and the effective key-rate-duration of equity mismatch was +/- 5.50 as of December 31, 2006.

The effective duration of equity decreased 0.26 and the effective convexity of increased 0.42 as of December 31, 2007, compared to December 31, 2006. The change, or contraction, in effective duration of equity primarily resulted from declines in the duration contribution of our mortgage-based assets, agency investments, bullet-debt funding, and discount note funding that was not fully offset by the duration contribution increases in callable and swapped debt. The increase in effective convexity of equity was primarily caused by increases in the convexity contribution of our swapped funding that was only partially offset by a reduction in the convexity of our agency investments. Effective key rate duration of equity mismatch declined by 0.28 from December 31, 2007, compared to December 31, 2006, primarily due to our active management of yield-curve exposure.

Instruments That Address Market Risk

Consistent with Finance Board regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions only to reduce the interest-rate exposures inherent in otherwise unhedged assets and funding positions and to achieve our risk management objectives. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions.

Some of the specific types of instruments we use to manage our interest-rate risk (and to obtain lower funding costs) are described in the table below.

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

The total notional amount of interest-rate exchange agreements outstanding was $29.4 billion and $33.2 billion as of December 31, 2007 and 2006. The notional amount of interest-rate exchange agreements declined during 2007, primarily due to a decrease in the amount of fair value hedges on consolidated obligations.

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

Credit-Risk Management

Credit risk is the risk of loss due to default or nonperformance of an obligor or counterparty. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances

We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We can also call for additional or substitute collateral during the life of an advance to protect our security interest. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. To ensure that the residential whole mortgage loans and pools of mortgage loans that we accept as collateral meet our required collateral quality levels, we periodically review such collateral. Members with a certain amount of subprime collateral are required to participate in the subprime collateral program described below.

Under our subprime collateral program, we accept certain categories of first-lien, single-family, subprime mortgage loans as collateral. As of December 31, 2007, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Seattle Bank, with subprime mortgage loans representing a significant portion of only one member’s pledged collateral. We believe that the policies and procedures described above have sufficiently mitigated the credit risk of our subprime loan collateral. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” for more information on this program.

The GLB Act and other federal regulations allow the FHLBanks to expand eligible collateral for many of their members. Members that qualify as community financial institutions, defined in the GLB Act as FDIC-insured depository institutions with average assets for the past three calendar years totaling no more than $599.0 million, may pledge small-business, small-farm, and small-agribusiness loans as collateral for advances. Advances to community financial institutions secured with expanded collateral represented $228.2 million of the $45.5 billion of advances as of December 31, 2007 and $133.0 million of the $28.0 billion of advances as of December 31, 2006. We believe that we have the policies and procedures in place to effectively manage this credit risk. Accordingly, we have not provided any allowance for losses on advances, including those referenced above.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of December 31, 2007 and 2006, our unsecured credit exposure was $5.2 billion and $12.3 billion, primarily consisting of $2.6 billion and $4.2 billion of other FHLBank consolidated obligations and $1.6 billion and $2.8 billion of federal funds sold. This decrease in unsecured credit exposure primarily resulted from maturities of short-term unsecured investments.

The following table presents our investments by type and credit rating as of December 31, 2007.

As of December 31, 2007	AAA or Government Agency	AA		Unrated		Total
(in thousands)
Consolidated obligations of other FHLBanks	$2,524,974	$		$		$2,524,974
Other U.S. agency obligations	89,082					89,082
Government-sponsored enterprise obligations (excluding consolidated obligations of other FHLBanks and mortgage-backed securities)*	867,432				14,627	882,059
State or local housing investments	2,669		6,220			8,889
Mortgage-backed securities	7,481,891					7,481,891

Total long-term investment securities	$10,966,048		$6,220		$14,627	$10,986,895

*	Primarily consist of Fannie Mae and Freddie Mac debentures.

Our mortgage-backed security portfolio consists of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We regularly purchase credit enhancements to further reduce our risk of loss on such securities. Credit enhancement can take the form of overcollateralization, subordination, excess spread or the support of third party guarantees.

We regularly evaluate our held-to-maturity securities for other-than-temporary impairments. Our evaluation process, which includes monitoring of credit ratings and statistics such as current credit subordination, delinquency rates, loss rates, and changes in ratings of subordinate tranches. We perform stress testing on the individual securities in our held-to-maturity portfolio based on liquidation rate, loss severity levels, constant prepayment rate, and months to liquidation of the underlying collateral. We also consider the credit enhancements.

The following table summarizes our private issuer mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities. The weighted-average credit enhancement is the amount of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	Prime		Alt A		Total
AAA-Rated Private Label Investments	Par Amount	Percent Average Credit Enhancement	Par Amount	Percent Average Credit Enhancement
(in thousands, except percentages)
Year of Issuance:
2003 and earlier	$1,228,566	6.6	501,181	6.9	$1,729,747
2004	313,902	5.4	260,055	5.9	573,957
2005	9,910	13.2	345,726	36.8	355,636
2006			1,157,748	46.9	1,157,748
2007			1,957,088	38.7	1,957,088

	$1,552,378	6.4	$4,221,798	35.0	$5,774,176

Mortgage Loans Held for Portfolio

The Seattle Bank has never experienced a credit loss and our supplemental mortgage insurance provider has experienced only one loss claim on our mortgage loans. Under the MPP, we have previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $5.6 billion and $6.3 billion as of December 31, 2007 and 2006, which comprised $236.5 million and $292.1 million in government-insured mortgage loans and $5.4 billion and $6.0 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and have determined that no loan loss allowance is necessary; and we believe that we have the policies and procedures in place to appropriately manage this credit risk.

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

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements, but before considering collateral, was $165.5 million and $146.9 million as of December 31, 2007 and 2006. In determining maximum credit risk, we consider accrued interest receivable and payable and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $128.2 million and $133.5 million as of December 31, 2007 and 2006. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure. Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2007 and 2006.

	As of December 31, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$6,997,759	$54,774	$22,740	$32,034
AA	12,591,793	64,955	3,243	61,712
AA–	4,782,550	14,769		14,769
A+	4,906,300	30,979	11,281	19,698
A	75,000

Total	$29,353,402	$165,477	$37,264	$128,213

	As of December 31, 2006
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$1,132,780	$3,134	$		$3,134
AA	11,061,155	82,672			82,672
AA–	17,021,136	28,811			28,811
A+	3,978,500	32,324		13,438	18,886
Member institutions (1)	55,500

Total	$33,249,071	$146,941		$13,438	$133,503

(1)	Collateral held with respect to interest-rate exchange agreements with member institutions represents either collateral physically held by or on behalf of the Seattle Bank or collateral assigned to the Seattle Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Seattle Bank. This notional amount excludes stand-alone delivery commitments.

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of December 31, 2007 and 2006, 17 and 20 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements, excluding agreements in which we served as intermediaries. As of December 31, 2007 and 2006, 83.0% and 87.9% of the total notional amount of our outstanding interest-rate exchange agreements was with 14 counterparties rated “AA–” or higher. Excluding interest-rate exchange agreements in which we are an intermediary for members and which are fully collateralized as of December 31, 2007 and 2006, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of the Federal Home Loan Bank of Seattle:

In our opinion, the accompanying statement of condition and the related statements of operations, capital, and of cash flow present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Francisco, California

March 28, 2008

Federal Home Loan Bank of Seattle

Statements of Condition

	As of December 31, 2007	As of December 31, 2006
(in thousands, except par value)
Assets
Cash and due from banks (Note 3)	$1,197	$1,119
Interest-bearing deposits		2,165,000
Federal funds sold	1,551,000	2,832,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $2,524,974 and $4,224,959) (Note 5)	10,986,895	13,687,909
Advances (Note 6)	45,524,539	27,960,994
Mortgage loans held for portfolio (Note 7)	5,665,570	6,366,648
Accrued interest receivable (Other FHLBanks: $30,896 and $51,325)	312,405	323,342
Premises, software, and equipment, net	11,985	12,622
Derivative assets (Note 8)	165,692	146,900
Other assets	21,946	18,211

Total Assets	$64,241,229	$53,514,745

Liabilities and Capital
Liabilities
Deposits (Note 9):
Interest-bearing	$997,744	$1,003,850
Non-interest bearing	2	110

Total deposits	997,746	1,003,960

Consolidated obligations, net (Note 11):
Discount notes	14,979,317	1,495,861
Bonds	44,996,227	48,040,715

Total consolidated obligations, net	59,975,544	49,536,576

Mandatorily redeemable capital stock (Note 14)	82,345	69,222
Accrued interest payable	523,437	567,585
Affordable Housing Program (AHP)	23,025	22,759
Payable to Resolution Funding Corporation (REFCORP)	4,655	1,541
Derivative liabilities (Note 8)	23,381	46,846
Other liabilities	35,203	34,952

Total Liabilities	61,665,336	51,283,441

Commitments and Contingencies (Note 17)
Capital (Note 14)
Capital Stock:
Class A capital stock putable ($100 par value)—issued and outstanding shares: 2,874 shares in 2007	287,449
Class B capital stock putable ($100 par value)—issued and outstanding shares: 21,411 and 21,410 shares in 2007 and 2006	2,141,141	2,140,997
Retained earnings	148,723	92,397
Accumulated other comprehensive loss:
Pension benefits (Note 15)	(1,420)	(2,090)

Total Capital	2,575,893	2,231,304

Total Liabilities and Capital	$64,241,229	$53,514,745

*	Fair values of held-to-maturity securities were $10,747,261 and $13,474,121 as of December 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

For the Years Ended December 31,	2007	2006	2005
(in thousands)
Interest Income
Advances	$1,740,442	$1,289,132	$689,527
Prepayment fees on advances, net	2,595	608	4,626
Interest-bearing deposits	105,943	59,981	22,395
Securities purchased under agreements to resell	13,236	12,475	4,077
Federal funds sold	336,022	247,960	117,547
Trading securities			13,332
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $109,615, $166,736 and $226,762)	507,454	578,584	663,173
Mortgage loans held for portfolio	300,441	344,234	446,216
Loans to other FHLBanks	19	19	26

Total interest income	3,006,152	2,532,993	1,960,919

Interest Expense
Consolidated obligations—discount notes	308,781	367,534	269,846
Consolidated obligations—bonds	2,478,066	2,045,563	1,552,420
Deposits	47,610	34,974	26,673
Securities sold under agreements to repurchase	22	7,705	15,162
Mandatorily redeemable capital stock and other borrowings	635	197	28

Total interest expense	2,835,114	2,455,973	1,864,129

Net Interest Income	171,038	77,020	96,790

Other Income (Loss)
Service fees	1,676	1,691	2,183
Net gain from trading securities			1,979
Net realized loss from sale of held-to-maturity securities	(5,705)	(6,496)	(1,234)
Net (loss) gain on derivatives and hedging activities	(2,319)	470	(26,475)
Net realized (loss) gain on early extinguishment of consolidated obligations	(22,498)	7,232	(9,449)
Net realized gain on the sale of mortgage loans held for sale			5,940
Other gain (loss), net	357	(205)	(728)

Total other income (loss)	(28,489)	2,692	(27,784)

Other Expense
Operating:
Compensation and benefits	22,786	22,521	26,159
Other operating	19,049	17,809	35,342
Federal Housing Finance Board	1,736	1,599	1,832
Office of Finance	1,678	1,312	1,269
Other	1,043	1,384	1,892

Total other expense	46,292	44,625	66,494

Income Before Assessments	96,257	35,087	2,512
Assessments
AHP	7,916	2,871	370
REFCORP	17,668	6,443	428

Total assessments	25,584	9,314	798

Net Income	$70,673	$25,773	$1,714

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

For the Years Ended December 31, 2007, 2006 and 2005	Class A Capital Stock*			Class B Capital Stock*			Class B(1) Capital Stock*			Class B(2) Capital Stock*			Retained Earnings	Accumulated Other Comprehensive Loss		Total Capital
	Shares	Par Value		Shares	Par Value		Shares	Par Value		Shares	Par Value
(in thousands)
Balance as of December 31, 2004		$			$		19,726		$1,972,594	542		$54,233	$75,296	$		$2,102,123
Proceeds from sale of capital stock							1,103		110,291							110,291
Transfers							(724)		(72,374)	724		72,374
Repurchases of capital stock										(104)		(10,388)				(10,388)
Net shares reclassified to mandatorily redeemable capital stock							10		999	(36)		(3,650)	227			(2,424)
Comprehensive income:
Net income													1,714			1,714

Total comprehensive income													1,714			1,714
Dividends on capital stock:
Cash													(23)			(23)
Stock							82		8,221	2		234	(8,455)

Balance as of December 31, 2005		$			$		20,197		$2,019,731	1,128		$112,803	$68,759	$		$2,201,293
Proceeds from sale of capital stock				30		2,983	85		8,443							11,426
Transfers							(1,424)		(142,384)	1,424		142,384
Net shares reclassified to mandatorily redeemable capital stock							(29)		(2,865)	(1)		(98)				(2,963)
Comprehensive income:
Net income													25,773			25,773

Total comprehensive income													25,773			25,773
Adjustment to initially apply SFAS 158															(2,090)	(2,090)
Conversion to Class B shares				21,380		2,138,014	(18,829)		(1,882,925)	(2,551)		(255,089)
Dividends on capital stock:
Cash													(2,135)			(2,135)

Balance as of December 31, 2006		$		21,410		$2,140,997		$			$		$92,397		$(2,090)	$2,231,304
Proceeds from sale of capital stock	3,192		319,215	132		13,267										332,482
Repurchases of capital stock	(318)		(31,766)													(31,766)
Net shares reclassified to mandatorily redeemable capital stock				(131)		(13,123)										(13,123)
Comprehensive income:
Net income													70,673			70,673
Pension and postretirement benefits															670	670

Total comprehensive income													70,673		670	71,343
Dividends on capital stock:
Cash													(14,347)			(14,347)

Balance as of December 31, 2007	2,874		$287,449	21,411		$2,141,141		$			$		$148,723		$(1,420)	$2,575,893

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

For the Years Ended December 31,	2007	2006	2005
(in thousands)
Operating Activities
Net income	$70,673	$25,773	$1,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	94,098	(24,587)	48,116
Change in net fair value adjustment on derivative and hedging activities	325	(181,220)	(75,663)
Loss (gain) on extinguishment of consolidated obligations	22,498	(7,232)	9,449
Gain on sale of mortgage loans held for sale			(5,940)
Loss on sale of held-to-maturity securities	5,705	6,496	1,234
Other	147	232	812
Net change in:
Trading securities			255,680
Accrued interest receivable	10,937	(72,398)	10,863
Other assets	852	541	(355)
Accrued interest payable	(44,313)	190,349	2,096
Other liabilities	4,233	(6,564)	(6,809)

Total adjustments	94,482	(94,383)	239,483

Net cash provided by (used in) operating activities	165,155	(68,610)	241,197

Investing Activities
Net change in:
Interest-bearing deposits	2,165,000	(734,639)	(1,230,360)
Securities purchased under agreements to resell		850,000	(850,000)
Federal funds sold	1,281,000	3,596,000	(4,748,500)
Premises and equipment	(2,294)	(1,956)	(7,025)
Held-to-maturity securities:
Net decrease (increase) in short-term		194,106	(192,912)
Proceeds from maturities	2,973,110	1,582,097	6,828,256
Proceeds from sales	1,944,295	1,043,504	248,766
Purchases of long-term	(2,225,219)	(1,637,726)	(1,468,604)
Advances:
Proceeds	81,038,685	98,677,705	78,939,690
Made	(98,406,532)	(105,211,820)	(85,630,554)
Mortgage loans held for portfolio:
Principal collections	693,697	845,630	3,304,113
Purchases			(89,573)

Net cash used in investment activities	(10,538,258)	(797,099)	(4,896,703)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows—(Continued)

For the Years Ended December 31,	2007	2006	2005
(in thousands)
Financing Activities
Net change in:
Deposits	$(6,214)	$203,140	$(212,494)
Borrowings		(393,500)	314,200
Net proceeds from issuance of consolidated obligations:
Discount notes	507,328,323	351,198,739	450,714,148
Bonds	36,788,026	25,502,528	9,670,445
Bonds transferred from other FHLBanks	93,444		92,804
Payments for maturing and retiring consolidated obligations:
Discount notes	(493,915,935)	(360,290,972)	(442,926,907)
Bonds	(39,965,355)	(15,366,522)	(13,096,593)
Bonds transferred to other FHLBanks	(235,642)
Proceeds from issuance of capital stock	332,482	11,426	110,291
Payments for interest on mandatorily redeemable capital stock	165
Payments for repurchase of capital stock	(31,766)		(10,803)
Cash dividends paid	(14,347)	(2,135)	(23)

Net cash provided by financing activities	10,373,181	862,704	4,655,068

Net increase (decrease) in cash and cash equivalents	78	(3,005)	(438)
Cash and cash equivalents at beginning of the year	1,119	4,124	4,562

Cash and cash equivalents at end of the year	$1,197	$1,119	$4,124

Supplemental Disclosures
Interest paid	$2,879,262	$2,266,149	$1,862,143
AHP payments	$7,650	$11,348	$12,693
REFCORP payments	$14,555	$2,402	$7,260
Real estate owned	$737	$373

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Notes to Financial Statements

Background Information

These financial statements present the financial position and results of operations of the Federal Home Loan Bank of Seattle, or Seattle Bank. The Seattle Bank, a federally chartered corporation, is one of 12 district Federal Home Loan Banks, or FHLBanks, and was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended, or FHLBank Act. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development.

The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides a readily available, competitively priced source of funds to its member institutions. All members must purchase stock in the Seattle Bank. Current members own nearly all of our outstanding capital stock; former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. All holders of our capital stock are entitled to receive dividends on their capital stock, to the extent declared by our Board of Directors, or Board. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutes or criteria may also borrow from us; while eligible to borrow, housing associates are not members of the Seattle Bank and, as such, are not allowed to hold capital stock.

The Federal Housing Finance Board, or Finance Board, an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the FHLBanks’ Office of Finance, or Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the FHLBanks’ debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks. The Seattle Bank operates as a separate entity with its own management, employees, and Board. The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduits.

As provided by the FHLBank Act or Finance Board regulation, the FHLBank’s consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members and, historically to purchase mortgage loans from members through our Mortgage Purchase Program, or MPP. We also offer our member institutions correspondent services, such as wire transfer and security safekeeping services.

• Written Agreement • In December 2004, the Seattle Bank entered into a written agreement with the Finance Board, which we refer to as the Written Agreement. We operated under the Written Agreement until January 2007, when it was terminated by the Finance Board. The Written Agreement imposed certain requirements on us that were intended to strengthen our risk management, capital structure, governance, and capital plan. Our Board was responsible for monitoring and coordinating our compliance with the terms of the Written Agreement. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” for more information.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 1—Summary of Significant Accounting Policies

• Basis of Presentation and Use of Estimates • Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates includes the fair value of derivatives. Actual results could differ significantly from these estimates.

• Interest-Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell and Federal Funds Sold • These investments provide short-term liquidity and are carried at cost. We treat securities purchased under agreements to resell as collateralized financings.

• Investment Securities • We classify certain investments acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. We record changes in the fair value of these investments through other income. We do not participate in speculative trading practices and have not held any investments classified as trading securities since the fourth quarter of 2005.

We carry, at cost, investments that we have both the ability and intent to hold to maturity, adjusted for periodic principal payments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using a level-yield methodology.

Under Statement of Financial Accounting Standard, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115, changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity.

In addition and in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or (ii) the sale of a security occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term.

We amortize premiums and accrete discounts on mortgage-backed securities using the retrospective level-yield method, or retrospective method, over the estimated cash flows of the securities. The retrospective method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on other investments using the level-yield method to the contractual maturity of the securities.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income.

We regularly evaluate outstanding held-to-maturity investments for changes in fair value and record an impairment loss when a decline in fair value is deemed to be other than temporary. An investment is deemed

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

impaired if the fair value of the investment is less than its amortized cost. After an investment is determined to be impaired, we evaluate whether its decline in value is other than temporary. When evaluating whether the impairment is other than temporary, we take into consideration whether or not we are going to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to the creditworthiness of the issuer (rating agency actions) and the underlying collateral, the length of time and extent that fair value has been less than amortized cost, and our intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. We also evaluate the issuer’s business and financial outlook as well as broader industry and sector performance indicators.

If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statement of Income as other expense. We did not experience any other-than-temporary impairment in value of our investments during 2007, 2006, or 2005.

• Advances • We report advances, or loans, to members or housing associates net of unearned commitment fees, discounts and premiums on advances, and discounts on advances related to the Affordable Housing Program, or AHP, as discussed below. We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We credit interest on advances to income as earned. Following the requirements of the FHLBank Act, we obtain sufficient collateral on advances to protect us from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with us, and other eligible real estate-related assets. As Note 6, Advances, more fully describes, community financial institutions (FDIC-insured institutions with average assets during the preceding three-year period of $599.0 million or less during 2007), or CFIs, are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. We have not incurred any credit losses on advances since our inception. Based upon the collateral held as security for our advances and the repayment history of our advances, we believe that an allowance for credit losses on our advances is unnecessary.

• Commitment Fees • We defer commitment fees for advances and amortize them to interest income over the estimated life of the advance using the straight-line method. Our amortization of commitment fees is not materially different from the amount that would have been recognized using the level-yield method. We record commitment fees for standby letters of credit as a deferred credit when we receive the fees and accrete them using the straight-line method over the term of the standby letter of credit. We believe that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

• Prepayment Fees • We charge a member a prepayment fee when the member prepays certain advances before the original maturity. We record prepayment fees net of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 133, basis adjustments included in the book basis of the advance as “prepayment fees on advances, net” in the interest income section of the Statement of Income. In cases in which we fund a new advance concurrent with or within a short period of time after the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases, or SFAS 91. If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using the level-yield method. This amortization is recorded in advance interest income.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

For prepaid advances meeting the modification criteria that are components of hedging relationships that meet the hedge accounting requirements of SFAS 133, we terminate the hedging relationships upon prepayment and record the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If we fund a new advance to a member concurrent with or within a short period of time after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the fair value gains and losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains and losses and prepayment fees are amortized into interest income over the life of the modified advance using the level-yield method. If the modified advance is also hedged and the hedging relationship meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. However, if we determine that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the new fees are recorded as “prepayment fees on advances, net” in the interest income section of the Statement of Income.

• Mortgage Loans Held for Portfolio • We historically purchased mortgage loans created or acquired by members as a service to our members through the MPP, our Finance Board-authorized mortgage purchase program. In March 2005, we announced that we were exiting the MPP and closed out all open commitment contracts in early 2006.

Under the MPP, we invested in government-guaranteed/insured mortgage loans, i.e., mortgage loans issued or guaranteed by the Federal Housing Administration and conventional residential mortgage loans purchased directly from our participating members. We have managed the liquidity and interest-rate risk and optionality of the mortgage loans, while our participating members have either retained or released the marketing and servicing activities. We and our participating members share the credit risk on the conventional loans. The participating members have assumed credit losses up to a contractually specified credit enhancement obligation amount. See “Part I. Item I. Business—Our Business—Products and Services—Mortgage Loans Held for Portfolio—Management of Credit Risk” for further discussion about MPP loss allocations.

• Accounting for Mortgage Loans Held for Portfolio • We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of premiums, discounts, and mark-to-market basis adjustments on mortgage loans initially classified as mortgage loan commitments.

We defer and amortize premiums and accrete discounts paid to and received by our members and basis adjustments as interest income, using the retrospective method. Under the retrospective method, actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated lives of the mortgage loans. We aggregate the mortgage loans by similar characteristics (type, maturity, coupon rate, and acquisition date) in determining prepayment estimates. The retrospective method requires a retrospective adjustment each time we change the estimated amounts as if the new estimate had been known since the original acquisition date of the assets.

Because the MPP requires monthly settlement on a scheduled/scheduled basis, we do not place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. Monthly settlement on a scheduled/scheduled basis means that the mortgage loan servicer is obligated to remit the contractual mortgage payments on mortgage loans sold to us, regardless of whether or not the mortgage loan servicer received payment from the mortgagor. A government-guaranteed/insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligation of the mortgage loan servicer.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

We base the allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date. The participating member assumes the first-loss obligation equivalent to a minimum of the expected losses through its lender risk account, or LRA, and we assume the credit losses in excess of the LRA, primary mortgage insurance coverage, and supplemental mortgage insurance coverage, or SMI. We perform periodic reviews of our portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, we have determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent loss in the portfolio. Accordingly, no allowance for loan losses is considered necessary.

• MPP Credit Enhancement • To cover the expected losses on conventional mortgage loans originated or acquired by a member, a LRA was established either up front as a portion of the purchase proceeds or by a modification to the yield on the mortgage loans purchased such that a portion of the amount paid by the member each month is designated for the LRA. The LRA is a lender-specific account funded by us in an amount sufficient to cover expected losses on the pool of mortgages. The LRA funds are used to offset any losses that may occur. Excess funds over required LRA balances are distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. No LRA balance is required after eleven years. The LRA is recorded in other liabilities and totaled $20.5 million and $19.8 million as of December 31, 2007 and 2006.

In addition to the expected losses covered by the LRA, the members who sold conventional loans to us are required to purchase SMI as an enhancement to cover losses over and above losses covered by the LRA. The Seattle Bank is listed as the insured and this coverage serves to further limit our exposure to losses. The total credit enhancement, which includes borrower’s equity, primary mortgage insurance (if applicable), the LRA, and the SMI, are expected to provide, at a minimum, the equivalent to an investment-grade “AA” rating under the Standard & Poors, or S&P, LEVELS rating methodology (although the assets are not rated by S&P or any other agency). As with the funding of the LRA, either the purchase price for the mortgage loans purchased under a member’s master commitment contract was discounted or the amount paid monthly by the member was increased to fund the SMI. Although none of the members participating in the MPP was required to do so, in the event the LRA and the standard SMI policy did not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus was required to be purchased by the member. Other than the LRA, SMI, and if applicable, SMI Plus, we do not charge any other credit enhancement fees to MPP participants.

• Premises, Software, and Equipment • We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $10.8 million and $8.1 million as of December 31, 2007 and 2006. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets, ranging from three to 10 years. We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $2.8 million, $3.1 million, and $2.2 million, for the years ended December 31, 2007, 2006, and 2005. We include gains and losses on disposal of premises, software, and equipment in other income. The net realized loss on disposal of premises, software, and equipment was $147,000, $186,000, and $812,000 for the years ended December 31, 2007, 2006, and 2005.

The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Internal Use, or SOP 98-1. SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2007 and 2006, we had $7.5 million and $5.6 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $848,000, $714,000, and $664,000, for the years ended December 31, 2007, 2006, and 2005.

• Derivatives • Accounting for derivatives is addressed in SFAS 133. All derivatives are recognized on the Statement of Condition at their fair values. In accordance with SFAS 133, each derivative is designated as one of the following:

(i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, or a fair value hedge;

(ii) a non-qualifying hedge of an asset or liability for asset/liability management purposes, or an economic hedge; or

(iii) a non-qualifying hedge of another derivative that is offered as a product to members or used to offset other derivatives with non-member counterparties, or an intermediated hedge.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “net (loss) gain on derivatives and hedging activities.”

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets or liabilities that does not qualify or was not designated for hedge accounting, but that is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in the fair value on the derivatives that are recorded in our income but not offset by corresponding changes in the fair value of the economically hedged assets or liabilities. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income as “net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the asset or liability. Cash flows associated with such stand-alone derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the Statement of Cash Flows.

The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect our operating results. These amounts are recorded in other income as “net (loss) gain on derivatives and hedging activities.” We did not apply cash-flow hedge accounting to any transactions for the years ended December 31, 2007, 2006, and 2005.

The differentials between accruals of interest receivables and payables on derivatives designated in a fair value hedging relationship are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated hedges for members and other economic hedges are recognized in other income as “net (loss) gain on derivatives and hedging activities.”

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or other financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as trading under SFAS 115 as well as hybrid financial instruments accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140, or SFAS 155) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the standard market settlement conventions for the type of instrument. We define market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the criteria within SFAS 133 for applying the short-cut method provided all the other criteria of paragraph 68 of SFAS 133 are also met. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” for additional information on the short-cut method.

We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (iii) we determine that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative on the Statement of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

• Concessions on Consolidated Obligations • We expense the concessions on consolidated obligation discount notes using the straight-line method over the term of the related notes due to their short-term nature. The straight-line method produces a result that is not materially different from the level-yield method. We defer and amortize, using the level-yield method, concession amounts paid to dealers in connection with the sale of consolidated obligation bonds over the terms of the bonds. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that is assumed by us. Unamortized concessions were $16.3 million and $13.7 million as of December 31, 2007 and 2006 and are included in other assets on the

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Statement of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $5.4 million, $5.6 million, and $6.8 million, for the years ended December 31, 2007, 2006, and 2005.

• Discounts and Premiums on Consolidated Obligations • We expense the discounts on consolidated obligation discount notes using the straight-line method over the term of the related notes due to their short-term nature. The straight-line method produces a result that is not materially different than the level-yield method. We accrete the discounts and amortize the premiums on consolidated obligation bonds to interest expense using the level-yield method over the terms to maturity using estimated cash flows of the consolidated obligation bonds.

• Mandatorily Redeemable Capital Stock • In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, we reclassify capital stock from equity to a liability when (i) a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership and (ii) we determine the penalty the member would incur for rescinding the redemption request to be substantive because the member’s shares then meet the definition of a mandatorily redeemable financial instrument. When the penalty, which is based on dividends paid, for rescinding a redemption request is not substantive, we will not reclassify the equity stock as a mandatory redeemable liability. However, whenever circumstances change (e.g., a dividend is paid), we will evaluate the rescission penalty and, if necessary, make the appropriate reclassification.

Reclassifications are made at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statement of Income. Once redeemed, the repayments of these mandatorily redeemable financial instruments (by repurchase of shares) are reflected as cash outflows in the financing activities section of the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. See Note 14 for more information on mandatorily redeemable stock.

• Finance Board Expenses • We are assessed for some of the costs of operating the Finance Board, the FHLBanks’ primary regulator. The Finance Board allocates its operating and capital expenditures to us based on each FHLBank’s percentage of total combined regulatory capital plus retained earnings.

• Office of Finance Expenses • We are assessed for some of the costs of operating the Office of Finance, which manages the sale of consolidated obligations. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

• Affordable Housing Program (AHP) • The FHLBank Act requires each FHLBank to establish and fund an AHP. We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We generally make AHP subsidies available to our members directly. We also issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 12 for more information.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

• Resolution Funding Corporation (REFCORP) • Although exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to pay toward interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 13 for more information.

• Estimated Fair Values • Some of our financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, we use pricing services and/or internal models employing significant estimates and present value calculations when disclosing estimated fair values. Note 16 details the estimated fair values of our financial instruments.

• Cash Flows • In the Statement of Cash Flows, we consider cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but instead are treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

• Reclassifications • Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Note 2—Change in Accounting Principles, Accounting Adjustments, and Recently Issued Accounting Standards and Interpretations

Change in Accounting Principles

• Trade-Date Accounting • During the second quarter of 2005, we began recording the changes in fair value of both derivatives and the related hedged items on their trade dates. Pursuant to this change, hedge accounting commences on the trade date, and subsequent changes in the derivative’s fair value are recorded along with the offsetting changes in fair value of the hedged item even though the hedged item has not yet settled and has not yet been recognized. On the settlement date, the adjustments attributed to the hedged item become part of its total carrying amount. Previously, we recorded the changes in fair value of both derivatives and the hedged items on their settlement dates. The effect of the differences between the two methods on our prior periods’ financial condition, results of operations, and cash flows is immaterial.

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

• Concession Fees, Premium and Discount Amortization Related to Consolidated Obligation Bonds • During the second quarter of 2005, we corrected our accounting for premiums, discounts, and concession fees on consolidated obligation bonds to comply with SFAS 91. Under our prior approach, we inappropriately applied the straight-line method to amortize premiums, discounts, and concession fees associated with consolidated obligation bonds. The new approach amortizes premiums, discounts, and concession fees on consolidated obligation bonds using the level-yield method of amortization. Using this new approach, we recorded a cumulative adjustment of $1.1 million to consolidated obligation interest expense during the second quarter of 2005.

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

Recently Issued Accounting Standards and Interpretations

• SFAS 155. Accounting for Certain Hybrid Financial Instruments • In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, or SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, or DIG Issue D1. SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments, or hybrid financial instruments, by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125, or SFAS 140, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. Our adoption of SFAS 155 as of January 1, 2007 did not have a material impact on our financial condition, results of operations, or cash flows.

• DIG Issue B40. Securitized Interest in Prepayable Financial Instruments • In December 2006, the FASB issued Derivatives Implementation Group Issue No. B40, Application of Paragraph 13(b) to Securitized Interest in Prepayable Financial Assets, or DIG Issue B40. DIG Issue B40 clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. Our adoption of DIG Issue B40 as of January 1, 2007 did not have a material effect on our financial condition, results of operations, or cash flows.

• SFAS 157. Fair Value Measurements • In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received for selling an asset or paid for transferring a liability (an exit price), not the price that would be paid for acquiring an asset or received for assuming a liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measures, the fair value hierarchy prioritizes the inputs used in valuation techniques to measure fair value into three broad levels:

•	Level 1—quoted prices in active markets for identical assets or liabilities,

•	Level 2—directly or indirectly observable inputs other than quoted prices, and

•	Level 3—unobservable inputs.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

SFAS 157 requires disclosures detailing (i) the extent to which entities measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), and interim periods within those fiscal years. The implementation of SFAS 157 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

• SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities • In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires entities to separately display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statement of Condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for financial statements issued after November 15, 2007 (January 1, 2008 for the Seattle Bank). We did not elect to record any financial assets and liabilities at fair value upon implementation of SFAS 159. As such, the implementation of SFAS 159 as of January 1, 2008 did not have material impact on our financial condition, results of operations, or cash flows.

• FIN 39-1. Amendment of FASB Interpretation No. 39 • In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Seattle Bank), with earlier application permitted. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. Our adoption of FSP FIN 39-1 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

• SFAS 161. Disclosures about Derivative Instruments and Hedging Activities • In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Specifically, an entity will be required to disclose: i) the fair values of derivative instruments and their gains and losses in a tabular format; ii) derivative features that are credit risk–related; and iii) cross-references within footnotes to financial statements to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank), with early application allowed. We have not yet determined the effect that the adoption of this statement will have on our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 3—Cash and Due From Banks

We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balance was $313,000 and $403,000 for the years ended December 31, 2007 and 2006.

In addition, we maintained average required balances with the Federal Reserve Bank of San Francisco of $1.0 million for the years ended December 31, 2007 and 2006. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Note 4—Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets in the Statement of Condition. Our third-party securities safekeeping agent holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (i) remit to us an equivalent amount of cash or (ii) place an equivalent amount of additional securities with our safekeeping agent, or the dollar value of the resale agreement will be decreased accordingly. As of December 31, 2007 and 2006, we held no securities purchased under agreements to resell.

Note 5—Held-to-Maturity Securities

• Major Security Types • The following tables summarize our held-to-maturity securities as of December 31, 2007 and 2006.

As of December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations*	$89,082	$2,135	$(4)	$91,213
Government-sponsored enterprises**	882,059	37,050	(3,732)	915,377
Other FHLBanks’ consolidated obligations	2,524,974		(8,277)	2,516,697
State or local housing agency obligations	8,889	31		8,920

Subtotal	3,505,004	39,216	(12,013)	3,532,207

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,713,800	1,374	(46,972)	1,668,202
Other U.S. agency obligations	5,592	37		5,629
Other****	5,762,499	749	(222,025)	5,541,223

Subtotal	7,481,891	2,160	(268,997)	7,215,054

Total	$10,986,895	$41,376	$(281,010)	$10,747,261

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
(in thousands)
Other U.S. agency obligations*	$146,298	$3,073	$		$149,371
Government-sponsored enterprises**	2,691,238	21,697		(33,725)	2,679,210
Other FHLBanks’ consolidated obligations	4,224,959			(73,113)	4,151,846
State or local housing agency obligations	12,067	77			12,144

Subtotal	7,074,562	24,847		(106,838)	6,992,571

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,779,877	689		(71,052)	1,709,514
Other U.S. agency obligations	6,963	102			7,065
Other****	4,826,507	2,637		(64,173)	4,764,971

Subtotal	6,613,347	3,428		(135,225)	6,481,550

Total	$13,687,909	$28,275		$(242,063)	$13,474,121

*	Primarily consist of Government National Mortgage Association, or Ginnie Mae, and/or Small Business Association, or SBA, investment pools.
**	Primarily consist of securities issued by Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and/or the Tennessee Valley Authority, which are not obligations of the U.S. government.
***	Primarily consist of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
****	Primarily consist of private-label mortgage-based securities.

As of December 31, 2007 and 2006, we held $361.3 million and $366.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 18 for additional information.

• Other Federal Home Loan Banks’ Consolidated Obligations • The following table details our other FHLBanks’ consolidated obligations by primary obligor as of December 31, 2007 and 2006.

	As of December 31, 2007				As of December 31, 2006
Other FHLBanks’ Consolidated Obligations	Amortized Cost		Estimated Fair Value		Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Boston	$		$		$450,000	$449,419
FHLBank of Des Moines		1,879,974		1,873,764	1,879,959	1,830,756
FHLBank of San Francisco		645,000		642,933	1,895,000	1,871,671

Total		$2,524,974		$2,516,697	$4,224,959	$4,151,846

• Temporary Impairment • We reviewed our held-to-maturity investments as of December 31, 2007 and have determined that all unrealized losses reflected below were temporary, based in part on the creditworthiness of the issuers and the underlying collateral, if applicable. We believe it is probable that we will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, because we have both the ability and the intent to hold such securities through to recovery of the unrealized losses, we do not consider the investments to be other-than-temporarily impaired as of December 31, 2007.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006.

	Less than 12 months		12 months or more				Total
As of December 31, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations*	$1,698	$(4)	$		$		$1,698	$(4)
Government-sponsored enterprises**				490,326		(3,732)	490,326	(3,732)
Other FHLBanks’ consolidated obligations				2,516,697		(8,277)	2,516,697	(8,277)

Subtotal	1,698	(4)		3,007,023		(12,009)	3,008,721	(12,013)

Mortgage-Backed Securities:
Government-sponsored enterprises***	5,549	(57)		1,351,990		(46,915)	1,357,539	(46,972)
Other****	3,278,675	(172,184)		1,902,057		(49,841)	5,180,732	(222,025)

Subtotal	3,284,224	(172,241)		3,254,047		(96,756)	6,538,271	(268,997)

Total	$3,285,922	$(172,245)		$6,261,070		$(108,765)	$9,546,992	$(281,010)

	Less than 12 months				12 months or more		Total
As of December 31, 2006	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Government-sponsored enterprises**	$		$		$2,269,882	$(33,725)	$2,269,882	$(33,725)
Other FHLBanks’ consolidated obligations					4,151,846	(73,113)	4,151,846	(73,113)

Subtotal					6,421,728	(106,838)	6,421,728	(106,838)

Mortgage-Backed Securities:
Government-sponsored enterprises***					1,601,347	(71,052)	1,601,347	(71,052)
Other****		318,767		(3,454)	2,432,972	(60,719)	2,751,739	(64,173)

Subtotal		318,767		(3,454)	4,034,319	(131,771)	4,353,086	(135,225)

Total		$318,767		$(3,454)	$10,456,047	$(238,609)	$10,774,814	$(242,063)

*	Primarily consist of Ginnie Mae and/or SBA investment pools.
**	Primarily consist of securities issued by Freddie Mac, Fannie Mae, and/or the Tennessee Valley Authority, which are not obligations of the U.S. government.
***	Primarily consist of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
****	Primarily consist of private-label mortgage-based securities.

The gross unrealized losses on the held-to-maturity portfolio as of December 31, 2007 and 2006 were related to declining market values as a result of overall increases in market interest rates. As of December 31, 2007, 185 of our investment positions had gross unrealized losses totaling $281.0 million, with the total estimated fair value of these positions approximating 97.1% of their carrying value. Of these 185 positions, 118 positions had gross unrealized losses for at least 12 months. As of December 31, 2006, 149 of our investment positions had gross unrealized losses totaling $242.1 million, with the total estimated fair value of these positions approximating 97.8% of their carrying value. Of these 149 positions, 139 positions had gross unrealized losses for at least 12 months.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

• Redemption Terms • The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity as of December 31, 2007 and 2006 are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2007		As of December 31, 2006
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
Held-To-Maturity Securities, excluding Other FHLBanks’ Consolidated Obligations and Mortgage-Backed Securities:
Due in one year or less	$3,738	$3,763	$1,817,899	$1,805,823
Due after one year through five years	624,411	629,263	576,466	557,000
Due after five years through 10 years	303,462	333,354	388,332	410,035
Due after 10 years	48,419	49,130	66,906	67,867

Subtotal	980,030	1,015,510	2,849,603	2,840,725

Other FHLBanks’ Consolidated Obligations:
Due in one year or less	1,010,000	1,006,353	1,700,000	1,691,215
Due after one year through five years	1,514,974	1,510,344	2,524,959	2,460,631

Subtotal	2,524,974	2,516,697	4,224,959	4,151,846

Mortgage-Backed Securities	7,481,891	7,215,054	6,613,347	6,481,550

Total	$10,986,895	$10,747,261	$13,687,909	$13,474,121

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $29.9 million and $35.7 million as of December 31, 2007 and 2006.

• Interest Rate Payment Terms • The following table details interest rate payment terms for the amortized cost of investment securities classified as held-to-maturity as of December 31, 2007 and 2006.

Interest Rate Payment Terms	As of December 31, 2007	As of December 31, 2006
(in thousands)
Amortized Cost of Held-To-Maturity Securities, excluding Other FHLBanks’ Consolidated Obligations and Mortgage-Backed Securities:
Fixed interest rate	$929,810	$2,771,983
Variable interest rate	50,220	77,620
Other FHLBanks’ Consolidated Obligation Bonds:
Fixed interest rate	2,524,974	4,224,959
Amortized Cost of Mortgage-Backed Securities:
Pass-through securities:
Fixed interest rate	90,480	109,370
Variable interest rate	5,426	6,762
Collateralized mortgage obligations:
Fixed interest rate	2,908,286	3,405,372
Variable interest rate	4,477,699	3,091,843

Total	$10,986,895	$13,687,909

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

• Losses on the Sale of Held-to-Maturity Securities • We realized $5.7 million, $6.5 million, and $1.2 million in gross losses on the sale of held-to-maturity securities during the years ended December 31, 2007, 2006, and 2005.

Note 6—Advances

• Redemption Terms • We had advances outstanding, including AHP advances, at interest rates ranging 1.78% to 8.62% as of December 31, 2007 and 2006. Our interest rates on our AHP advances ranged from 2.80% to 5.99% as of December 31, 2007 and 2006. See Note 12 for more information on AHP advances.

The following table summarizes the amount and weighted average interest rate of our advances by contractual maturity as of December 31, 2007 and 2006.

	As of December 31, 2007			As of December 31, 2006
Year of Contractual Maturity	Amount		Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$			$2,361	7.25
Due in one year or less		24,686,967	4.84	16,139,522	5.24
Due after one year through two years		13,032,053	4.95	6,425,043	5.21
Due after two years through three years		2,227,761	4.94	1,238,398	4.63
Due after three years through four years		955,383	4.96	902,522	5.09
Due after four years through five years		1,412,059	4.60	782,108	4.97
Thereafter		3,042,967	4.62	2,499,226	4.62

Total par value		45,357,190	4.86	27,989,180	5.14

Commitment fees		(919)		(1,020)
Discount on AHP advances		(217)		(285)
Discount on advances		(5,996)		(6,708)
SFAS 133 hedging adjustments		174,481		(20,173)

Total		$45,524,539		$27,960,994

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee, which may be zero, is intended to make us financially indifferent to a borrower’s decision to prepay an advance.

We offer putable and convertible advances. With a putable advance, we have a right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase above the interest rate on the putable advance. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $4.2 billion and $3.2 billion as of December 31, 2007 and 2006.

Convertible advances are initially variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We also have the option on specified dates to cancel the advance with the member. We had convertible advances of $370.0 million and $140.0 million outstanding as of December 31, 2007 and 2006.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the par value of advances by year of maturity, next put date for putable advances, or convert date for convertible advances.

Year of Contractual Maturity or Next Put/Convert Date	As of December 31, 2007	As of December 31, 2006
(in thousands)
Due in one year or less	27,030,860	18,283,413
Due in one year through two years	13,261,555	6,170,343
Due in two years through three years	2,178,261	1,083,900
Due in three years through four years	1,262,504	729,522
Due in four years through five years	815,059	1,029,180
Thereafter	808,951	692,822

Total par value	$45,357,190	$27,989,180

• Security Terms • We lend to financial institutions involved in housing finance within our district according to federal statutes, including the FHLBank Act. The FHLBank Act requires us to obtain sufficient collateral on advances to protect against losses and permits us to accept the following as eligible collateral on such advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits, and other eligible real estate-related assets. Seattle Bank capital stock owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Seattle Bank. CFIs are eligible under expanded statutory collateral rules to pledge as collateral for advances small business, small farm, and small agricultural loans fully secured by collateral other than real estate, or securities representing a whole interest in such loans.

As of December 31, 2007 and 2006, we had rights to collateral with an estimated value greater than the related outstanding advances. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, we impose one of two requirements to protect our secured collateral:

(i) requiring a borrower to execute a written security agreement whereby the borrower retains possession of the collateral assigned to us and agrees to hold such collateral for the benefit of the Seattle Bank; or

(ii) requiring the borrower specifically to assign or place physical possession of such collateral with us or our safekeeping agent.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member or any affiliate of a member to the Seattle Bank priority over the claims or rights of any other party, except for those claims that would be entitled to priority under otherwise applicable law and are claims by bona fide purchasers for value or by parties that have perfected security interests.

• Credit Risk • We have never experienced a credit loss on an advance to a member. We have policies and procedures in place to appropriately manage credit risks that could include requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings. Accordingly, we have not provided any allowances for losses on advances.

• Concentration Risk • Our potential credit risk from advances is concentrated in commercial banks and savings institutions. Three of our members had advances totaling 63.0% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%) as of December 31, 2007. As of December 31, 2006, two members held 56.8% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 36.0% and Washington Mutual

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Bank, F.S.B. with 20.8%). We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances. The above-referenced members held more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, as of December 31, 2007 and December 31, 2006, as applicable. See Note 18 for additional information. No other member institution held advances in excess of 10% of our total advances outstanding as of December 31, 2007 or 2006.

• Interest-Rate Payment Terms • The following table summarizes the par value of advances by interest-rate payment terms as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
Par Amount of Advances	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed interest rate	$18,193,661	40.1	$15,666,182	56.0
Variable interest rate	26,793,529	59.1	12,182,998	43.5
Floating-to-fixed convertible rate	370,000	0.8	140,000	0.5

Total par value	$45,357,190	100.0	$27,989,180	100.0

• Prepayment Fees • We record prepayment fees received from members on prepaid advances net of any associated SFAS 133 hedging fair-value adjustments on those advances.

The net amount of prepayment fees is reflected as interest income in our Statement of Income. Gross advance prepayment fees received from members were $3.4 million, $495,000, and $31.8 million for the years ended December 31, 2007, 2006, and 2005.

Note 7—Mortgage Loans Held for Portfolio

We historically purchased single-family mortgage loans created or acquired by members as a service to our members through our Finance Board-authorized MPP. In March 2005, we announced that we were exiting the MPP and closed out all open commitment contracts in early 2006.

The following table summarizes information on our mortgage loans held for portfolio as of December 31, 2007 and 2006.

Mortgage Loans Held for Portfolio	As of December 31, 2007	As of December 31, 2006
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family mortgage loans	$878,856	$1,041,407
Fixed interest-rate, long-term, single-family mortgage loans	4,763,321	5,295,225

Total loan principal	5,642,177	6,336,632
Premiums	61,437	73,110
Discounts	(38,044)	(43,094)

Total	$5,665,570	$6,366,648

*	Medium-term is defined as a term of 15 years or less.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table details the par value of our mortgage loans held for portfolio as of December 31, 2007 and 2006.

Par Amount of Mortgage Loans Held for Portfolio	As of December 31, 2007	As of December 31, 2006
(in thousands)
Government-guaranteed/insured mortgage loans	$236,542	$292,124
Conventional loans	5,405,635	6,044,508

Total par value	$5,642,177	$6,336,632

We have never experienced a credit loss on our mortgage loan portfolio. Our supplemental insurance provider has had only one loss claim on our mortgage loan portfolio. In certain instances, we may require our members to repurchase mortgage loans. These instances include failure of a member to comply with MPP requirements, breach of representation and warranties made by a member, non-compliance with final documentation, and servicing errors.

As of December 31, 2007 and 2006, we had $31.3 million of mortgage loans delinquent 90 days or more, compared to $42.8 million as of December 31, 2006, and we had no mortgage loans on non-accrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of December 31, 2007 and 2006, we had no investments in impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, we have determined that the credit enhancement provided by the members, including the LRA and SMI, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

The following table presents changes in the LRA for the years ended December 31, 2007 and 2006.

Lender Risk Account	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
(in thousands)
Balance, as of January 1	$19,798	$16,548
Additions	3,863	4,334
Scheduled distributions	(3,177)	(1,084)

Balance, as of December 31	$20,484	$19,798

In July 2005, we reclassified our entire $1.9 billion portfolio of government-insured mortgage loans as held for sale. In August 2005, we sold $1.4 billion of these loans to an affiliate of one of our members. We realized a gain of $7.1 million on the sale of the mortgage loans, which was partially offset by a valuation loss of $1.1 million that was recognized when we reclassified the unsold mortgage loans as held for portfolio in 2005. The valuation loss reduced the net premium associated with the government-insured mortgage loans held for portfolio.

As of December 31, 2007 and 2006, 86.7% and 88.8% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2007 and 2006. For more information, see Note 18.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 8—Derivatives and Hedging Activities

• Nature of Business Activity • We may enter into interest rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively referred to as derivatives or interest-rate exchange agreements) to manage our exposure to changes in interest rates.

We may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. We use derivatives in several ways: by designating them as either a fair value hedge of an underlying financial instrument, by acting as an intermediary, or in asset-liability management (i.e., an economic hedge). For example, we use derivatives in our overall interest-rate risk management to adjust the interest-rate sensitivity of liabilities (consolidated obligations) to approximate more closely the interest-rate sensitivity of assets (advances, investments, and mortgage loans), and/or to adjust the interest-rate sensitivity of assets to approximate more closely the interest-rate sensitivity of liabilities.

In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, we also use derivatives as follows: (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities, (3) to hedge the duration risk of prepayable instruments, (4) historically, to exactly offset other derivatives executed with members (when we served as an intermediary), and (5) to reduce funding costs.

Consistent with Finance Board regulation, we enter into derivatives only to reduce the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and, historically, to act as an intermediary between our members and counterparties. We use derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (i.e., economic hedges).

• Types of Assets and Liabilities Hedged • We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statement of Condition. We also formally assess (at the hedge’s inception, and for non-short-cut hedging relationships, at least quarterly) whether the derivatives that we are using in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations—While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. Each FHLBank enters into derivatives to hedge the interest-rate risk associated with the debt issuance for which it is the primary obligor.

For instance, in a typical transaction, fixed interest-rate consolidated obligations are issued on our behalf and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. We pay a variable cash flow that closely matches the interest payments we receive on short-term or variable interest-rate advances (typically based on one- or three-month London Interbank Offered Rate, or LIBOR). These transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and derivatives markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the capital markets.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Advances—We offer a wide array of advance structures to meet our members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed interest rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of our funding liabilities. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed interest-rate coupon and receive a variable interest-rate coupon, effectively converting the fixed interest-rate advance to a variable interest-rate advance. These types of hedges are treated as fair-value hedges under SFAS 133.

Mortgage Loans—Historically, we purchased fixed interest-rate mortgage loans through our MPP. The prepayment options embedded in our mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. We manage the interest-rate and prepayment risks associated with our mortgage loans through a combination of debt issuance and derivatives. We issue both callable and noncallable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate caps and floors, swaptions, and callable swaps to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual loans and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market and the gains and losses of these derivatives flow through our earnings.

Investments—We invest in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations that we classify as held to maturity. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.

We manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (i.e., economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statement of Income and presented as part of the “net gain on trading securities” and “net (loss) gain on derivatives and hedging activities.” We have not held any investments classified as trading securities since the fourth quarter of 2005.

• Managing Credit Risk on Derivatives • We are subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and Finance Board regulations. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to us.

Our maximum credit risk, as defined above, was approximately $165.6 million and $146.9 million as of December 31, 2007 and 2006. These totals included $215.4 million and $187.9 million of net accrued interest receivable. In determining maximum credit risk, we consider accrued interest receivables and payables, and the

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

legal right to offset derivative assets and liabilities by counterparty. We held securities and cash from our counterparties with a fair value of $37.3 million and $13.4 million as collateral as of December 31, 2007 and 2006. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 17 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

• Intermediation • To assist our members in meeting their hedging needs, we historically acted as an intermediary between members and counterparties by entering into offsetting interest-rate exchange agreements. We discontinued offering member swaps as a standard product in mid-2004 and all outstanding transactions have now matured.

Derivatives in which we are an intermediary may arise when we: (i) enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances or consolidated obligations; or (ii) historically, entered into derivatives with members and offsetting derivatives with other counterparties to meet the needs of our members.

The notional principal of derivatives in which we were an intermediary was $592.5 million and $605.5 million as of December 31, 2007 and 2006.

• Financial Statement Effect and Additional Financial Information • The following table summarizes our net gains and losses on derivatives and hedging activities for the years ended December 31, 2007, 2006, and 2005.

Net (Loss) Gain on Derivatives and Hedging Activities	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
(in thousands)
Net (loss) gain related to fair value hedge ineffectiveness	$(954)	$2,463	$(4,974)
Net gain (loss) on economic hedges	193	(799)	(21,501)
Net loss related to discontinued fair value hedges on extinguished debt	(1,558)	(1,194)

Net (loss) gain on derivatives and hedging activities	$(2,319)	$470	$(26,475)

We had no cash flow hedges during the years ended December 31, 2007, 2006, and 2005.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the outstanding notional amounts and estimated fair values of our derivatives outstanding as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps:
Fair value	$27,837,402	$(77,628)	$31,486,621	$(120,698)
Economic	726,000	(393)	1,172,450	137
Interest-rate swaptions:
Economic	200,000	2,920
Interest-rate caps/floors:
Fair value	140,000	202	140,000	1,085
Economic	450,000	1,805	450,000	1,299

Total derivatives excluding interest	$29,353,402	(73,094)	$33,249,071	(118,177)

Accrued interest		215,405		218,231

Net derivative balances		$142,311		$100,054

Derivative balances:
Assets		$165,692		$146,900
Liabilities		(23,381)		(46,846)

Net derivative balances		$142,311		$100,054

The fair value of bifurcated derivatives related to non-callable bonds was $396,000 and ($193,000) as of December 31, 2007 and 2006 is not included in the table above.

Note 9—Deposits

We offer demand and overnight deposits for members and qualifying non-members. In addition, we offer short-term deposit programs to members.

Deposits classified as demand and overnight and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2007 and 2006 were 4.97% and 4.89%.

The following table details interest bearing and non-interest bearing deposits as of December 31, 2007 and 2006.

Deposits	As of December 31, 2007	As of December 31, 2006
(in thousands)
Interest bearing:
Demand and overnight	$761,673	$925,913
Term	202,050	64,499
Other	34,021	13,438

Total interest bearing	997,744	1,003,850
Non-interest bearing:
Demand and overnight
Other	2	110

Total non-interest bearing	2	110

Total deposits	$997,746	$1,003,960

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The aggregate amount of term deposits with a denomination of $100,000 or more was $202.0 million and $64.5 million as of December 31, 2007 and 2006.

Note 10—Securities Sold Under Agreements to Repurchase

We occasionally sell securities under agreements to repurchase the securities. The amounts received under these agreements represent short-term borrowings and are classified as liabilities in the Statement of Condition. When we enter into such agreements, we deliver securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, we generally deliver additional securities to the dealer. As of December 31, 2007 and 2006, we had no securities sold under agreements to repurchase.

Note 11—Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the FHLBank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, we separately track and record as a liability our specific portion of consolidated obligations for which we are the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

At times, rather than participating in the daily auction process or negotiating directly with an underwriter and then notifying the Office of Finance of the specific debt issuance required, an FHLBank may negotiate with another FHLBank to transfer their existing debt. This may occur when the terms or yield of the transferred debt are more favorable than what could be obtained through the daily auction process. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when their term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidated obligation bonds available in the daily auction.

Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation. For example, if an FHLBank has ten-year non-callable consolidated obligation bonds in excess of the advances or mortgages loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, the second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the FHLBank System issue additional ten-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks and therefore, we cannot predict when this funding alternative will be available to us.

In circumstances where we transfer debt to or from another FHLBank, we negotiate a transfer price directly with the transferring FHLBank. We generally transfer debt with a two-day forward settlement. At settlement, we

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

assume the payment obligations on the transferred debt and receive a cash payment equal to the net settlement value of par, discount or premium, and accrued interest, and notify the Office of Finance of a change in primary obligor for the transferred debt.

Although each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the Finance Board. If, however, the Finance Board determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Board may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.2 trillion and $952.0 billion as of December 31, 2007 and 2006. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located.

To provide the holders of consolidated obligations issued before January 29, 1993, or prior bondholders, the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets Special Asset Account, or SAA, if capital stock is less than 8.33% of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining an FHLBank’s compliance with this requirement. As of December 31, 2007 and 2006, the FHLBanks’ regulatory capital stock was 4.3% and 4.5% of the par value of consolidated obligations outstanding. The minimum SAA balance and the Seattle Bank’s share of this SAA balance were immaterial at both December 31, 2007 and 2006. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2.0%. As of December 31, 2007 and 2006, no FHLBank had a capital-to-assets ratio of less than 2.0%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below 2.0%.

• General Terms • Consolidated obligations are issued with either fixed interest-rate payment terms or variable interest-rate payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury Bill, Prime Rate, 11th District Cost of Funds, and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed interest-rate bonds and variable interest-rate bonds may also contain certain features, which may result in complex interest-rate

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

payment terms and call or put options. When such consolidated obligations are issued, we typically enter into interest-rate exchange agreements containing offsetting features that effectively convert the terms of the bond to those of a simple variable interest-rate bond or a fixed interest-rate bond.

These consolidated obligations, beyond having fixed interest-rate or simple variable interest-rate coupon payment terms, may also have broad terms regarding either principal repayment or coupon payment terms. For example, callable bonds may be redeemed by us, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings.

With respect to interest payments, consolidated obligations on which we are the primary obligor may also have the following terms:

Step-up bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call bonds at our option on the step-up dates;

Conversion bonds have coupons that we may convert from fixed to variable interest rates or variable to fixed interest rates at our discretion on predetermined call dates, according to the terms of the bond offerings; and

Range bonds pay interest based on the number of days a specified index is within/outside a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal interest rate if the specified index is outside the range.

• Interest Rate Payment Terms • The following table summarizes our participation in consolidated obligation bonds by interest-rate payment terms as of December 31, 2007 and 2006.

Par Value of Consolidated Obligation Bonds by Type	As of December 31, 2007	As of December 31, 2006
(in thousands)
Fixed interest rate	$36,856,980	$46,756,090
Step-up interest rate		235,000
Variable interest rate	8,026,000	1,230,000
Range interest rate	50,000

Total par value	$44,932,980	$48,221,090

• Redemption Terms • The following table summarizes our participation in consolidated obligation bonds by term to maturity as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$13,686,340	4.48	$20,272,290	4.87
Due after one year through two years	12,357,355	4.76	9,586,050	4.38
Due after two years through three years	4,270,180	4.81	5,206,520	4.87
Due after three years through four years	1,912,965	5.01	2,453,300	4.63
Due after four years through five years	3,757,000	5.08	1,586,865	5.14
Thereafter	8,949,140	5.39	9,116,065	5.37

Total par value	44,932,980	4.84	48,221,090	4.87
Premiums	21,693		27,641
Discounts	(41,629)		(74,809)
SFAS 133 hedging adjustments	83,183		(133,207)

Total	$44,996,227		$48,040,715

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The amounts in the above table include consolidated obligation bond transfers of $1.5 billion and $1.4 billion par from the FHLBank of Chicago as of December 31, 2007 and 2006, as well as $50.0 million par value from FHLBank of Pittsburgh as of December 31, 2007 and 2006 and $10.0 million from the FHLBank of New York as of December 31, 2007. These transfers included associated bond discounts of $33.7 million and $32.1 million as of December 31, 2007 and 2006. In addition in 2007, we transferred consolidated obligations of $225.0 million in par value to the FHLBank of San Francisco. This transfer included associated bond discounts of $3.5 million.

The following table summarizes our participation in consolidated obligation bonds by callable and putable terms as of December 31, 2007 and 2006.

Par Amount of Consolidated Obligation Bonds	As of December 31, 2007	As of December 31, 2006
(in thousands)
Non-callable and non-putable	$25,686,450	$23,300,375
Callable	19,246,530	24,516,615
Putable		404,100

Total par value	$44,932,980	$48,221,090

The following table summarizes our participation in consolidated obligation bonds by year of contractual maturity or next call date as of December 31, 2007 and 2006.

Year of Contractual Maturity or Next Call Date	As of December 31, 2007	As of December 31, 2006
(in thousands)
Due in one year or less	$26,264,320	$35,279,905
Due after one year through two years	11,216,355	4,711,000
Due after two years through three years	1,718,180	2,704,520
Due after three years through four years	562,965	841,300
Due after four years through five years	1,212,000	529,865
Thereafter	3,959,160	4,154,500

Total par value	$44,932,980	$48,221,090

• Consolidated Obligation Discount Notes • Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The following summarizes our participation in consolidated obligation discount notes as of December 31, 2007 and 2006.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted Average Interest Rate*
(in thousands, except interest rates)
December 31, 2007	$14,979,317	$15,060,643	4.14

December 31, 2006	$1,495,861	$1,496,508	4.86

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 12—Affordable Housing Program (AHP)

Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct subsidies and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory income. Regulatory income is income before assessments and before interest expense related to mandatorily redeemable capital stock under SFAS 150, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense based on our income before assessments and reduce our AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 13.

If an FHLBank experiences a regulatory loss during a quarter, but still has regulatory income for the year, its obligation to the AHP would be calculated based on its year-to-date regulatory income. If the FHLBank has regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experiences a regulatory loss for a full year, it would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the FHLBanks’ aggregate contributions equals $100 million. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

There was no shortfall in AHP assessments for the years ended December 31, 2007, 2006, or 2005. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Board for a temporary suspension of its contribution requirements. The FHLBanks did not make any such applications in the years ended December 31, 2007, 2006, or 2005.

We had outstanding principal in AHP-related advances of $2.8 million and $2.9 million as of December 31, 2007 and 2006.

The following table summarizes our AHP liability for 2007 and 2006.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
(in thousands)
AHP liability, as of January 1	$22,759	$31,235
Expense	7,916	2,871
Subsidy usage, net	(7,650)	(11,347)

AHP liability, as of December 31	$23,025	$22,759

Note 13—Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay to REFCORP 20% of its income as calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for the REFCORP. AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 12. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If an FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to the REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a refund of amounts paid for the full year that are in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.

The Finance Board is required to extend the term of the FHLBank’s obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2007 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, as of December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24.2 million of the $75 million scheduled payment for the third quarter of 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts the FHLBanks pay equates to a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of Treasury.

Note 14—Capital

The Gramm-Leach-Bliley Act of 1999, or the GLB Act, required each FHLBank to adopt a Capital Plan and convert to a new capital structure. The Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.

• Capital Requirements • We are subject to three capital requirements under our Capital Plan, Finance Board rules and regulations, and the FHLBank Act: (i) risk-based capital, (ii) total capital-to-assets ratio, and (iii) leverage capital-to-assets ratio.

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

Second, we are required to maintain at all times a total capital-to-assets ratio of at least 4.00%. However, as described below, prior to January 26, 2007, we were subject to a higher Board-approved minimum capital requirement. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. In our capital-to-assets ratio, capital is defined as permanent capital plus non-permanent capital divided by total assets.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Third, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital-to-assets ratio is defined as the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital divided by total assets.

Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements.

On January 11, 2007, the Finance Board terminated the Written Agreement between the Seattle Bank and the Finance Board dated December 10, 2004. Subsequently, on January 26, 2007 due to the termination of the Written Agreement, our Board authorized us to lower our minimum capital-to-asset ratio from 4.25% to 4.05%. Previous to the termination of the Written Agreement, we maintained a minimum supervisory capital-to-assets ratio of 4.25% which was required under our business plan submitted to the Finance Board in April 2005, and accepted by the Finance Board in May 2005.

We were in compliance with the applicable regulatory and supervisory capital requirements at all times during 2007 and 2006. The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2007 and 2006.

	As of December 31, 2007		As of December 31, 2006
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital*	$799,564	$2,372,209	$325,782	$2,302,616
Total capital-to-assets ratio	4.00%	4.14%	4.00%	4.30%
Total regulatory capital	$2,569,649	$2,659,658	$2,140,590	$2,302,616
Leverage capital-to-assets ratio	5.00%	5.99%	5.00%	6.45%
Leverage capital	$3,212,061	$3,845,763	$2,675,737	$3,453,922

*	Excludes Class A stock

• Membership • The GLB Act made membership voluntary for all members. Members can redeem Class A stock by giving six months’ written notice and can redeem Class B stock by giving five years’ written notice subject to certain restrictions. By statute, any member that withdraws from membership may not be readmitted to any FHLBank until five years from the divesture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.

• Capital Concentration • As of December 31, 2007, three members, Bank of America Oregon, N. A., Washington Mutual Bank, F.S.B., and Merrill Lynch Bank USA, collectively held 49.0% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2006, two members, Washington Mutual Bank, F.S.B. and Bank of America Oregon, N. A., collectively held 38.0% of our total outstanding capital stock, including mandatorily redeemable capital stock.

• Mandatorily Redeemable Stock • In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock remain classified as equity because the penalty of rescission is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statement of Cash Flows.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

If a member cancels its written notice of withdrawal, we reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense. For the years ended December 31, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $570,000 and $138,000 were recorded as interest expense. We had no dividends on mandatorily redeemable stock recorded as interest expense for the year ended December 31, 2005.

As of December 31, 2007 and 2006, we had $82.3 million and $69.2 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our continuing to meet our minimum regulatory capital requirements. These amounts have been classified as a liability in the Statement of Condition in accordance with SFAS 150.

The following table provides the number of members and related dollar amounts for activities recorded in “mandatorily redeemable capital stock.”

	As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
Mandatorily Redeemable Capital Stock	Number of Members	Amount	Number of Members	Amount	Number of Members	Amount
(in thousands, except for member count)
Balance, as of January 1	16	$69,222	11	$66,259	6	$64,139
Capital stock subject to mandatorily redemption reclassified from equity:
Withdrawals	6	13,544	5	2,963	5	2,387
Other redemptions						65,100
Capital stock subject to mandatory redemption Cancellation of redemption	(1)	(421)				(65,515)
Imputed interest and dividends						148

Balance, as of December 31	21	$82,345	16	$69,222	11	$66,259

Consistent with our Capital Plan, we are not required to redeem membership stock until five years after we receive notice of withdrawal. We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2007 and 2006. The year of redemption in the table is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (i.e., a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).

Contractual Year of Redemption	As of December 31, 2007	As of December 31, 2006
2009	$63,623	$63,622
2010	2,216	2,637
2011	2,962	2,963
2012	13,544

Total	$82,345	$69,222

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

As of December 31, 2007 and 2006, 46 and 45 members requested redemptions of capital stock that had not been classified as mandatorily redeemable stock due to the terms of our Capital Plan requirements.

• Statutory and Regulatory Restrictions on Capital Stock Redemption • In accordance with the FHLBank Act, each class of our capital stock is considered redeemable, or putable, by our members. However, there are significant statutory and regulatory restrictions on our obligation, or right, to redeem the outstanding stock. Statutory and regulatory restrictions on the redemption of our stock include the following:

•

We may not redeem any capital stock if, following such redemption, we would fail to satisfy our minimum capital requirements (i.e., a statutory capital-to-asset ratio requirement established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, no capital stock may be redeemed if such redemption would result in the Seattle Bank becoming under capitalized.

•

We may not redeem any capital stock without approval of the Finance Board if either our Board or the Finance Board determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or are expected to continue.

As part of the Finance Board’s acceptance of our business and capital management plan, our Board adopted a policy on May 18, 2005 suspending indefinitely the repurchases of any Class B stock without prior approval of the Director of the Office of Supervision. This policy will be in effect until formally revoked by our Board following approval of the Director of the Office of Supervision. In October 2007, we announced our intention, assuming receipt of an appropriate waiver from the Director of the Office of Supervision and an acceptable financial condition of the Seattle Bank, to introduce a modest excess Class B stock repurchase program in 2008. Other than the statutory and regulatory restrictions noted above, we currently have no additional Class A stock purchase restrictions.

Additionally, we may not redeem or repurchase shares of capital stock from any member if: (i) the principal or interest due on any consolidated obligation on which we are primary obligor has not been paid in full; (ii) we fail to certify in writing to the Finance Board that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Board that we cannot provide the foregoing certification or project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; or (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations or enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if we are, among other things, undercapitalized or do not have the required credit rating), the Seattle Bank is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established after the settlement at par of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank stockholders.

If the Seattle Bank is liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock. In addition, our Class B stockholders will be entitled to any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, our Board shall determine the rights and preferences of our stockholders, subject to any terms and conditions imposed by the Finance Board.

In addition to possessing the authority to prohibit stock redemptions, our Board has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

and regulatory capital requirements under the GLB Act. Our Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the Seattle Bank as an alternative to purchasing stock.

Further, the GLB Act states that we may repurchase, in our sole discretion (and as long as applicable statutory and regulatory requirements are met), any member’s stock holdings that exceed the required amount.

• Capital Plan • We are a cooperative whose members and former members own all of the Seattle Bank’s capital stock. Member shares cannot be purchased or sold except between the Seattle Bank and its members at its $100 per share par value. Our current Capital Plan provides for two classes of stock, Class A and Class B, each of which has a par value of $100. Each class of stock can be issued, redeemed, and repurchased only at par value. The terms and conditions for ownership of our Class A and Class B stock are discussed below.

Total Stock Purchase Requirements. Members are required to hold stock equal to the greater of:

•	$500 or 0.50% of the member’s home mortgage loans and mortgage loan pass-through securities; or

•

The sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock requirement).

Only Class B Stock can be used to meet the membership stock purchase requirement and the MPP stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B stock or Class A stock, and until December 31, 2007, could use the Excess Stock Pool to meet its advance stock purchase requirement.

However, in September 2007, as a result of the significant growth in our advance portfolio during the third quarter of 2007, we reassessed our member advance stock purchase requirement. The Board determined that should increased advance demand arise, members should provide sufficient capital to fund prospective balance sheet growth associated with their advance activity. On September 27, 2007, our Board determined that if the Seattle Bank’s five business-day rolling average liquidity (i.e., cash, interest-bearing deposits, and federal funds sold) drops below $4.0 billion, the member advance stock purchase requirement would increase from 4.0% to 4.5%. Members would be given prior notice of a change to the member advance stock purchase requirement, which would be applied prospectively to new or renewing advances. In November 2007, the five business-day rolling average liquidity dropped below $4.0 billion and, after appropriate notification to our members, the new requirement went effect in early December 2007.

During the majority of 2006 we had two classes of capital stock, Class B(1) and Class B(2). The Class B(1) stock represented the stock that members were required to hold based on the minimum membership and activity-based requirements and the Class B(2) represented stock that a member was no longer required to hold, that exceeded the amount of allowable excess Class B(1) stock. On October 11, 2006, the Finance Board approved amendments to our Capital Plan that simplified the terms and provisions of our Capital Plan. Included in the amendments to the Capital Plan were the conversions of our Class B(1) and Class B(2) into a single Class B stock.

Class B stock. Our Class B stock is redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, and our Capital Plan. Historically we have elected to repurchase stock that was subject to redemption prior to the expiration of the five-year redemption period that applies to each redemption request if that stock was not required to be held by the member to meet its total stock purchase requirements. However, as further described below, our Board adopted limitations on our ability to repurchase Class B stock from members.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Class A stock. The October 11, 2006 amendment to the Capital Plan permitted the issuance of a new Class A stock designed to encourage borrowing by members of the Seattle Bank. The Class A stock has a par value of $100 per share and is redeemable at par upon six months written notice to the Seattle Bank, or earlier, at the discretion of the Seattle Bank, subject to the FHLBank Act, Finance Board regulations, and our Capital Plan. Class A stock is only issued to members to satisfy a member’s advance stock purchase requirement for new or renewing advances if the member has no excess stock. During 2007, $31.8 million of Class A stock that was determined to be excess after calculating a member’s required stock balance was repurchased at the Seattle Bank’s discretion.

Voting. Each member has the right to vote its stock for the number of directors allocated to the member’s state, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.

• Dividends • Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings. However, the Board adopted a resolution limiting dividends on Class A stock to cash in September 2006, and on December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of December 31, 2007, we had excess stock of $583.5 million or 0.9% of our total assets.

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

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006. The dividend limitation identified in the waiver generally provides that dividend payments may not exceed 50% of year-to-date U.S. GAAP net income. The waiver allows us to pay quarterly cash dividends to our members within the following parameters:

•	Dividends paid during the fourth quarter of 2006 could not exceed 50% of our third quarter 2006 U.S. GAAP net income;

•	Total dividends paid during the fourth quarter of 2006 and the first quarter of 2007 could not exceed 50% of combined third quarter and fourth quarter 2006 U.S. GAAP net income;

•

Total dividends paid during the second, third and fourth quarters of any calendar year (any such calendar year being referred to as “Year N”) and the first quarter of the immediately following calendar year (the four quarters being the “Year N Quarters”) may not exceed 50% of our U.S. GAAP net income for Year N, as calculated pursuant to U.S. GAAP;

•

After the first quarter of 2007, dividends paid during any particular Year N Quarter may exceed 50% of the net income for the immediately preceding Year N Quarter, but only if and to the extent that the aggregate amount of dividends paid with respect to earlier Year N Quarters does not exceed 50% of aggregate year-to-date net income, as calculated pursuant to U.S. GAAP, through the end of the immediately preceding Year N Quarter.

These dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision to exceed the limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Pursuant to the waiver received from the Director of the Office of Supervision, our Board declared a quarterly cash dividend totaling $2.1 million on Class B capital stock in late December 2006. We had no Class A stock outstanding during 2006 and therefore, no Class A dividends were declared by our Board in 2006. In 2007, our Board declared quarterly cash dividends on Class A and Class B capital stock totaling $1.5 million on Class A stock and $12.8 million on Class B stock.

• Excess Stock Pool • In December 2006, we implemented a number of amendments to our Capital Plan, including access to an excess stock pool. Generally, members may access the Excess Stock Pool for new or renewing advance activity with terms consistent with the Capital Plan to satisfy their respective total advance stock purchase requirement by relying on Seattle Bank capital that is associated with total outstanding excess stock. Excess stock is the amount of stock held by a member in excess of its total stock purchase requirement, which is the greater of the member’s membership stock purchase requirement or the sum of (i) the member’s advance stock purchase requirement and (ii) the member’s mortgage purchase plan stock purchase requirement. There are certain limitations relating to the use of the Excess Stock Pool, including among others, restricting the aggregate use of the Excess Stock Pool to 50% of the total amount of all excess stock and our ability to suspend the use of the Excess Stock Pool at any time. Other limitations include: a maturity limit of one year on advances supported by the Excess Stock Pool; a per-member usage limit of 25% of the total amount of the Excess Stock Pool; and a maximum dollar threshold whereby a member cannot use the Excess Stock Pool to support additional advances if, on the date the advance would be received by the member, the member’s total outstanding advances equal or exceed $11.0 billion.

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. At that date, 42 of our members were using stock from the excess stock pool to support $5.3 billion in advances, with one member using the excess stock pool to support $3.7 billion in advances. These members must purchase additional capital stock to meet their activity-based stock requirement when renewing the advances previously capitalized by the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had adequate liquidity to meet potential additional demand for advances. The excess stock pool was scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension.

• Finance Board Adopts Final Rule Limiting Excess Stock • In December 2006, the Finance Board adopted a final rule prohibiting FHLBanks from issuing new excess stock if the amount of excess stock exceeds one percent of the FHLBank’s assets. The final rule became effective on January 29, 2007. Under the rule, any FHLBank with excess stock greater than 1% of its total assets will be prevented from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Also included in the final rule is a provision requiring the FHLBanks to declare and pay dividends only out of known income. As of December 31, 2007, we had excess stock outstanding equal to 0.9% of total assets. Since resuming dividend payments in December 2006, we have paid cash dividends and do not believe the final rule has had or will have a material effect on our results of operations or financial condition. Previously, the Finance Board had issued a proposed rule that would have established minimum amounts of retained earnings for the FHLBanks.

Note 15—Employee Retirement Plans

As of December 31, 2007, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.

• Qualified Defined-Benefit Multi-Employer Plan • We participate in the Pentegra Defined-Benefit Plan for Financial Institutions, or Pentegra DB Plan, a tax qualified benefit pension plan. The plan covers substantially

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

all of our officers and employees hired before January 1, 2004. Our contributions to the plan through June 30, 1987, represented the normal cost of the plan. Funding and administrative costs of the plan charged to operating expenses were $2.1 million, $2.9 million, and $2.5 million, for the years ended 2007, 2006, and 2005. The Pentegra DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Seattle Bank are not presented herein.

• Qualified Defined-Contribution Retirement Plans • We offer two defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees’ eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $510,000, $454,000, and $509,000 for the years ended December 31, 2007, 2006, and 2005. The second plan covers substantially all employees hired after December 31, 2003. Our contributions to the second plan are equal to a percentage of the participating employee’s eligible compensation. Contributions to the plan were $210,000, $49,000, and $84,000 for the years ended December 31, 2007, 2006, and 2005.

• Non-Qualified Supplemental Retirement Plans • We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan, or Thrift BEP, a defined-contribution pension plan, the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan, or Retirement BEP, and the Executive Supplemental Retirement Plan, or SERP, defined-benefit pension plans.

Thrift BEP. Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees’ deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2007, 2006, and 2005 was $404,000, $251,000, and $249,000. Operating expense includes employer match and accrued earnings of $65,000, ($28,000), and ($40,000), for the years ended December 31, 2007, 2006, and 2005.

Retirement BEP. Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $2.5 million and $715,000 as of December 31, 2007 and 2006. Operating expense includes deferred compensation and accrued earnings of $561,000, $639,000, and $230,000, for the years ended December 31, 2007, 2006, and 2005.

SERP. Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $182,000 as of December 31, 2007. Operating expense includes deferred compensation and accrued earnings of $74,000, for the year ended December 31, 2007.

During 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158, which required projected benefit obligations to be determined and recognized for single-employer plans as a liability in the Statement of Condition with an offsetting amount in accumulated other comprehensive income. Among the above six retirement plans, only the non-qualified Retirement BEP and the SERP meet the application criteria of SFAS 158.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes our obligations and funded status of the Retirement BEP and our SERP plans as of December 31, 2007 and 2006.

Funded Status of the Retirement BEP and SERP	As of December 31, 2007	As of December 31, 2006
( in thousands)
Change in projected benefit obligation
Project benefit obligation, as of January 1	$2,804	$1,353
Service cost	210	174
Interest cost	179	186
Amendments:
Changes in assumptions	(575)	(19)
Prior service cost base salary corrections	599	1,906
Actuarial gain	(490)
Benefits paid	(36)	(796)

Projected benefit obligation, as of December 31	$2,691	$2,804

The measurement date used to determine the current year’s benefit obligation was December 31, 2007.

The accumulated benefit obligations for the Retirement BEP and the SERP plans were $1.3 million and $2.8 million as of December 31, 2007 and 2006.

The amounts recognized in “other liabilities” on the Statement of Condition for our Retirement BEP and SERP plans were $2.7 million and $2.8 million as of December 31, 2007 and 2006.

We recognized a $670,000 gain and a $2.1 million loss in accumulated other comprehensive loss for our Retirement BEP and SERP plans for the year ended December 31, 2007 and 2006. The following table summarizes the components of accumulated other comprehensive income as of December 31, 2007 and 2006.

Accumulated Other Comprehensive Loss	As of December 31, 2007	As of December 31, 2006
(in thousands)
Net actuarial (gain) loss	$(720)	$212
Prior service cost (benefit)	2,140	1,878

Accumulated other comprehensive loss	$1,420	$2,090

The following table summarizes the components of the net periodic pension cost for our Retirement BEP and SERP plans for the years ended December 31, 2007, 2006, and 2005.

Net Periodic Pension Cost for the Retirement BEP and SERP	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
(in thousands)
Service cost	$210	$174	$33
Interest cost	179	186	130
Amortization of prior service cost	135	113	23
Amortization of net loss		9
Curtailment and settlement loss (gain)	117	408	(388)

Net periodic pension cost	$641	$890	$(202)

We realized a curtailment loss, net of settlement loss, of $117,000 and $408,000 as a result of the termination and retirement of certain highly compensated employees during the years ended December 31, 2007 and 2006.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the key assumptions and other information used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2007 and 2006.

Key Assumptions and Actuarial Calculations	For Year Ended December 31, 2007	For Year Ended December 31, 2006
(in percentages, except years)
Discount rate	6.64%	5.75%
Salary increases	5.00%	5.00%
Gain/loss amortization period (in years)	NA	17.4

The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2007.

Years	Estimated Future Benefit Payments
(in thousands)
2008	$31
2009	31
2010	30
2011	30
2012	30
2013-2017	137

Note 16—Estimated Fair Values

We have estimated the fair values in the summary tables below using available market information and our best judgment of approximate valuation methods. These estimates are based on pertinent information available to us as of December 31, 2007 and 2006. As further described below, although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions.

The fair value summary tables below do not represent an estimate of the overall market value of the Seattle Bank as a going concern, which would take into account, among other things, future business opportunities and the net profitability of assets versus liabilities.

• Subjectivity of Estimates • Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options, and consolidated obligations with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows, prepayment speed assumptions, volatility of interest rates, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

• Cash and Due From Banks • The estimated fair value approximates the recorded book value.

• Interest-Bearing Deposits and Held-to-Maturity Securities • The estimated fair value is determined by each security’s quoted prices, excluding accrued interest, as of the last business day of the year. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

• Federal Funds Sold • The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

• Advances • We determine the estimated fair value of advances with fixed interest rates by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the year. Under the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk. We determine the estimated fair value of advances with variable rates using LIBOR rates as the discount factor.

• Mortgage Loans Held for Portfolio • The estimated fair values for mortgage loans are determined based on quoted market prices from an independent source for similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

• Accrued Interest Receivable and Payable • The estimated fair value is the recorded book value.

• Derivative Assets and Liabilities • We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward interest rates at year end, and for interest-rate exchange agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. Our valuation methodology uses standard techniques, such as discounted cash flows and comparisons to similar instruments. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

• Deposits • We determine estimated fair values of member institutions’ deposits with fixed interest rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

• Consolidated Obligations • We estimate fair values based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs.

• Mandatorily Redeemable Capital Stock • The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by member contemporaneous purchases and sales at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside our cooperative.

• Commitments • The estimated fair value of our commitments to extend credit, is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following tables summarize the carrying values and estimated fair values of our financial instruments as of December 31, 2007 and 2006.

As of December 31, 2007	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,197		$1,197
Federal funds sold	1,551,000		1,551,000
Held-to-maturity securities	10,986,895	(239,634)	10,747,261
Advances	45,524,539	142,811	45,667,350
Mortgage loans held for portfolio	5,665,570	(108,788)	5,556,782
Accrued interest receivable	312,405		312,405
Derivative assets	165,692		165,692

Financial Liabilities
Deposits	(997,746)		(997,746)
Consolidated obligations:
Discount notes	(14,979,317)	1,326	(14,977,991)
Bonds	(44,996,227)	(255,779)	(45,252,006)
Mandatorily redeemable capital stock	(82,345)		(82,345)
Accrued interest payable	(523,437)		(523,437)
Derivative liabilities	(23,381)		(23,381)

Other
Commitments to extend credit for advances	(919)		(919)
Commitments to issue consolidated obligations		1,739	1,739

As of December 31, 2006	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,119	$		$1,119
Interest-bearing deposits	2,165,000		(35)	2,164,965
Federal funds sold	2,832,000		(12)	2,831,988
Held-to-maturity securities	13,687,909		(213,788)	13,474,121
Advances	27,960,994		41,687	28,002,681
Mortgage loans held for portfolio	6,366,648		(195,971)	6,170,677
Accrued interest receivable	323,342			323,342
Derivative assets	146,900			146,900

Financial Liabilities
Deposits	(1,003,960)		12	(1,003,948)
Consolidated obligations, net:
Discount notes	(1,495,861)		541	(1,495,320)
Bonds	(48,040,715)		122,595	(47,918,120)
Mandatorily redeemable capital stock	(69,222)			(69,222)
Accrued interest payable	(567,585)			(567,585)
Derivative liabilities	(46,846)			(46,846)

Other
Commitments to extend credit for advances	(1,020)			(1,020)
Commitments to issue consolidated obligations			296	296

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 17—Commitments and Contingencies

As described in Note 11, as provided by the FHLB Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Board authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

We considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, or FIN 45, and determined it was not necessary to recognize the fair value of the FHLBank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. We have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2007 and 2006. The par amounts of the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, were approximately $1.2 trillion and $952.0 billion as of December 31, 2007 and 2006. In addition, as of December 31, 2007, the FHLBank of Chicago has $1.0 billion outstanding related to subordinated notes that are not the joint and several obligation of the other 11 FHLBanks.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $21.1 million and $46.2 million as of December 31, 2007 and 2006. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and our member. If the Seattle Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member.

The following table summarizes our outstanding standby letters of credit as of December 31, 2007 and 2006.

Outstanding Standby Letters of Credit	As of December 31, 2007	As of December 31, 2006
(in thousands, except years)
Outstanding notional	$160,810	$135,627
Original terms	one month to 15 years	one month to 15 years

Final expiration year	2015	2015

Unearned fees for standby letter of credit transactions prior to 2003, as well as the fair value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities and were $59,000 and $88,000 as of December 31, 2007 and 2006. Based on our credit analyses and collateral requirements, we did not consider it necessary to have any provision for credit losses on these commitments. Commitments are fully collateralized at the time of issuance. The estimated fair value of commitments as of December 31, 2007 and 2006 is reported in Note 16.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

We have entered into standby bond purchase agreements with state housing authorities within our district, whereby for a fee, we agree to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. The bond purchase commitments entered into by us expire in May 2008, although some are renewable at our option. Total commitments for standby bond purchases were $56.0 million and $68.9 million as of December 31, 2007 and 2006, with one state housing authority. During 2007 and 2006, we were not required to purchase any bonds under these agreements.

We generally execute derivatives with major banks and broker-dealers and enter into master agreements containing specific bilateral collateral requirements based upon applicable counterparty credit ratings and dollar thresholds. As of December 31, 2007 and 2006, we had no cash or securities pledged as collateral that could be sold or repledged to broker-dealers.

We charged to operating expenses net rental costs of $2.5 million, $2.8 million, and $4.2 million for the years ended December 31, 2007, 2006, and 2005. During 2005, we recognized $5.4 million of impairment costs related to the abandonment of certain portions of our leased premises and in 2006, we subsequently recognized a $1.0 million lease impairment recovery due to increased commercial lease rates. In 2007 and 2006, we signed sublease agreements for floor space no longer used due to our 2005 office space consolidation and reduction of staff, and subsequently recognized a $878,000 and $2.1 million lease impairment recovery. The following table summarizes our future lease commitments as of December 31, 2007.

Future Minimum Lease Commitments	Minimum Commitment
(in thousands)
2008	$2,821
2009	2,930
2010	2,997
2011	3,112
2012	3,166
Thereafter	1,046

Total	$16,072

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on our results of operations.

As of December 31, 2007 and 2006, there were no investments that had been traded but not settled. We entered into agreements to issue $280.0 million and $850.0 million par value of consolidated obligation bonds as of December 31, 2007 and 2006. We entered into agreements to issue $35.0 million par value of consolidated obligation discount notes as of December 31, 2007. We had no agreements outstanding to issue consolidated obligation discount notes as of December 31, 2006. We had traded and unsettled derivative notional value balances of $105.0 million and $850.0 million as of December 31, 2007 and 2006.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 1, 6, 8, 11, 12, 13, 14, 16, and 17 discuss other commitments and contingencies.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 18—Transactions with Related Parties and Other FHLBanks

• Transactions with Members • We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. Virtually all our advances are issued to members, and all mortgage loans held for portfolio have been purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loans. Such transactions with members are entered into in the normal course of business. In instances where a member also has an officer who is a director of the Seattle Bank, transactions with such a member are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although, under Board-approved policy stock repurchases from institutions with officers on our Board require Board approval. For purposes of these financial statements, we define related parties as those members with capital stock outstanding in excess of 10% of our total outstanding capital stock as well as members with officers on our Board.

In addition, we have investments in federal funds sold, interest-bearing deposits, and mortgage-backed securities with members or their affiliates. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers. In addition, in the past we have entered into offsetting interest-rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties, although we discontinued offering this service as a standard product in 2004 and all outstanding transactions matured in 2007. These transactions were also executed at market rates.

For member transactions related to concentrations of investments in mortgage-backed securities issued by affiliates of our members, see Note 5; concentration associated with advances, see Note 6; and mortgage loans held for portfolio and the sale of government-insured mortgage loans to an affiliate of one of our members, see Note 7.

The following tables set forth information with respect to the Seattle Bank’s transactions with the members and their affiliates and former members and their affiliates as of and for the years ended December 31, 2007 and 2006.

	As of December 31, 2007	As of December 31, 2006
(in thousands)
Assets
Cash and due from banks	$206	$356
Held-to-maturity securities	2,309,980	1,712,166
Advances*	45,475,763	27,907,730
Mortgage loans held for portfolio	5,646,637	6,361,091
Accrued interest receivable	254,811	208,659
Derivative assets	82,783	66,346

Total Assets	$53,770,180	$36,256,348

Liabilities
Deposits	$980,814	$985,000
Mandatorily redeemable capital stock	67,978	59,269
Derivative liabilities	163	116
Other liabilities	20,731	20,089

Total liabilities	$1,069,686	$1,064,474

Other
Notional amount of derivatives	$12,721,859	$10,154,274
Letters of credit	$160,810	$135,627

*	Includes the effect of associated derivatives with members or their affiliates.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

For the Year Ended December 31,	2007	2006	2005
(in thousands)
Interest Income
Advances*	$1,728,432	$1,277,791	$720,472
Prepayment fees on advances	2,595	608	4,626
Interest-bearing deposits	1,471	9,050	2,797
Securities purchased under agreements to resell	2,964
Federal funds sold	24,515	15,062	5,820
Held-to-maturity securities	98,394	91,695	76,495
Mortgage loans held for portfolio	299,405	353,568	444,883
Other income	19

Total interest income	2,157,795	1,747,774	1,255,093

Interest Expense
Deposits	46,451	34,038	26,434
Consolidated obligations*	7,804	14,609	1,111
Mandatorily redeemable capital stock	439	138	(3)

Total interest expense	54,694	48,785	27,542

Net Interest Income	$2,103,101	$1,698,989	$1,227,551

Other Income (Loss)
Service fees	$1,676	$1,691	2,183
Net (loss) gain on derivatives and hedging activities	(5,502)	(22)	13,771
Other (loss) income		(6)	7,412

Total other income (loss)	$(3,826)	$1,663	$23,366

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Related Parties • The following tables set forth information for the years ended December 31, 2007 and 2006 with respect to transactions with (1) members holding more than 10% of the outstanding shares of our capital stock at each respective period end, (2) members with a representative serving on our Board at any time during the years ended December 31, 2007 and 2006, and (3) affiliates of the foregoing members or former members.

	As of December 31, 2007	As of December 31, 2006
(in thousands)
Assets
Cash and due from banks	$206	$356
Held-to-maturity securities	361,296	366,799
Advances*	32,780,783	18,923,425
Mortgage loans held for portfolio	4,912,130	5,770,420
Accrued interest receivable	195,820	163,115
Derivative assets	12,954	12,106

Total Assets	$38,263,189	$25,236,221

Liabilities
Deposits	$24,520	$33,412
Other liabilities	18,469	17,928

Total liabilities	$42,989	$51,340

Other
Notional amount of derivatives	$5,218,800	$808,650
Letters of credit	$3,561	$10,594

*	Includes the effect of associated derivatives with members or their affiliates.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

For the Year Ended December 31,	2007	2006	2005
(in thousands)
Interest Income
Advances*	$1,086,759	$760,205	$475,507
Prepayment fees on advances			1,835
Federal funds sold	9,064	7,663	1,393
Held-to-maturity securities	19,497	21,755	17,946
Mortgage loans held for portfolio	260,632	320,992	401,673

Total interest income	1,375,952	1,110,615	898,354

Interest Expense
Deposits	1,186	2,562	863
Consolidated obligations*	7,476	149	397

Total interest expense	8,662	2,711	1,260

Net Interest Income	$1,367,290	$1,107,904	$897,094

Other Income (Loss)
Net loss on derivatives and hedging activities	$(278)	$(11)	$1,411
Other (loss) income		23	7,169

Total other income (loss)	$(278)	$12	$8,580

*	Includes the effect of associated derivatives with members or their affiliates.

• Transactions with Other FHLBanks • Our transactions with other FHLBanks are identified on the face of our financial statements. See Note 5 for additional information on our investments in other FHLBanks’ consolidated obligation bonds and Note 11 for debt transfers from other FHLBanks.

Note 19—Subsequent Events

In January 2008, following our quarterly review of excess capital stock balances as of December 31, 2007, we repurchased $22.0 million of Class A stock from two members.

In February 2008, one large member prepaid $7.5 billion in short- and medium-term advances, together with associated prepayment fees. In March 2008, we repurchased $75.0 million in Class A stock which became excess as a result of the advance prepayments.

Unaudited Supplementary Financial Data

Quarterly Financial Data

Quarterly supplementary financial data for each full quarter in the years ended December 31, 2007 and 2006 are included in the tables below.

	2007 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands, except per share data)
Interest income	$808,706	$783,038	$723,224	$691,184
Interest expense	747,765	737,411	687,212	662,726

Net interest income	60,941	45,627	36,012	28,458
Non-interest income	(22,416)	1,395	(4,686)	(2,782)
Non-interest expense	13,158	10,437	11,437	11,259
Assessments	6,747	9,716	5,290	3,832

Net income	$18,620	$26,869	$14,599	$10,585

Class B dividends per share	$0.20	$0.15	$0.15	$0.10
Class A dividends per share	$1.28	$1.31	$1.29

	2006 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands, except per share data)
Interest income	$670,094	$664,038	$619,045	$579,816
Interest expense	649,222	641,799	605,395	559,557

Net interest income	20,872	22,239	13,650	20,259
Non-interest income	(1,077)	314	1,131	2,324
Non-interest expense	11,389	10,128	11,413	11,695
Assessments	2,241	3,296	894	2,883

Net income	$6,165	$9,129	$2,474	$8,005

Class B dividends per share	$0.10

Investment Securities

Supplementary financial data on our investment securities are included in the table below.

Held-to-Maturity Securities

The tables below present the composition of our held-to-maturity securities by major security type and the average yield to maturity as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
(in thousands)
Other U.S. agency obligations	$89,082	$146,298
Government-sponsored enterprises	882,059	2,691,238
Other FHLBanks’ consolidated obligations	2,524,974	4,224,959
State or local housing agency obligations	8,889	12,067

Subtotal	3,505,004	7,074,562
Mortgage-backed securities	7,481,891	6,613,347

Total	$10,986,895	$13,687,909

	As of December 31, 2007			As of December 31, 2006
	Book Value		Weighted Average Yield	Book Value	Weighted Average Yield
(in thousands, except percentages)
Other U.S. Agency Obligations
Within one year		$3,738	6.24	$15,000	5.31
After one but within five years		41,344	6.43	75,758	6.38
After five but within 10 years		4,470	5.77	702	6.25
After 10 years		39,530	5.28	54,838	5.95

Total		$89,082	5.88	$146,298	6.11

Government-Sponsored Enterprises
Within one year	$			$1,802,899	2.94
After one but within five years		583,068	3.74	500,708	3.36
After five but within 10 years		298,991	6.07	387,631	6.05
After 10 years

Total		$882,059	4.55	$2,691,238	3.47

Other FHLBanks’ Consolidated Obligations
Within one year		$1,010,000	3.63	$1,700,000	3.16
After one but within five years		1,514,974	4.04	2,524,959	3.88

Total		2,524,974	3.87	4,224,959	3.59

State or Local Housing Agency Obligations
After 10 years		$8,889	5.98	$12,067	6.18

Total		$8,889	5.98	$12,067	6.18

Mortgage-Backed Securities
After one but within five years		$1,374	6.31	$2,120	6.23
After five but within 10 years		95,509	5.10	29,267	4.72
After 10 years		7,385,008	4.79	6,581,960	4.80

Total		$7,481,891	4.79	$6,613,347	4.80

Geographic Concentration of Mortgage Loans

The following table represents the top ten holdings by state as of December 31, 2007 and 2006, for mortgage loans purchased from members.

	As of December 31, 2007
State	Outstanding Balance	Loan Count	Percent of Total Loan Principal
(in thousands, except percentages and loan count)
California	$1,437,115	7,908	25.5
Illinois	423,644	2,487	7.5
Washington	349,876	2,768	6.2
New York	313,216	1,766	5.6
Massachusetts	289,580	1,563	5.1
New Jersey	218,503	1,315	3.9
Florida	177,485	1,280	3.1
Colorado	174,371	1,041	3.1
Texas	169,718	1,250	3.0
Michigan	169,269	1,032	3.0

	As of December 31, 2006
State	Outstanding Balance	Loan Count	Percent of Total Loan Principal
(in thousands, except percentages and loan count)
California	$1,590,340	8,531	25.1
Illinois	467,965	2,689	7.4
Washington	407,797	3,103	6.4
New York	347,255	1,896	5.5
Massachusetts	323,251	1,699	5.1
New Jersey	246,551	1,435	3.9
Florida	202,842	1,424	3.2
Colorado	192,844	1,123	3.0
Texas	291,435	1,390	3.0
Michigan	185,822	1,106	2.9

The following table represents the geographic concentration of the total mortgage loan portfolio as of December 31, 2007 and 2006.

	As of December 31,
State	2007(1)	2006(1)
(in percentages)
Midwest(2)	16.6	16.4
Northeast(3)	20.3	20.2
Southeast(4)	13.9	14.1
Southwest(5)	11.6	11.6
West(6)	37.6	37.7

Total	100.0	100.0

(1)	Percentage calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
(3)	Northwest includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
(4)	Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
(5)	Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
(6)	West includes AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Maturities of Member Term Deposits

The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
(in thousands)
Within three months	$201,105	$60,329
After three months but within six months	600	1,925
After six months but within 12 months	250	2,245

Total	$201,955	$64,499

Short-Term Borrowings

Borrowings with original maturities of one year or less are considered short-term. The following is a summary of short-term borrowings as of December 31, 2007 and 2006.

	As of December 31,
	2007	2006
(in thousands, except percentages)
Consolidated Obligation Discount Notes
Outstanding balance at year-end	$14,979,317	$1,495,861
Weighted-average interest rate at year-end	4.14%	4.86%
Daily average outstanding balance for the year	$6,368,249	$7,680,580
Weighted-average interest rate for the year	4.85%	4.79%
Highest outstanding balance at any month end	$14,979,317	$11,788,351

Other Short-Term Borrowings
Daily average outstanding balance for the year	$1,798	$165,211
Weighted-average interest rate for the year	4.83%	4.70%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Seattle Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the report it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as the principal financial officer) as of December 31, 2007. Based upon that evaluation, the president and chief executive officer and chief accounting and administrative officer have concluded that the Seattle Bank’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The Seattle Bank’s senior management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Seattle Bank’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Corporate Governance

The Seattle Bank’s Board is comprised of directors appointed by the Finance Board and directors elected by our members. Eligibility for appointment or election to the Board and continuing service on the Board are determined by Finance Board regulations. Each director must be a citizen of the United States. Each appointed director must be a bona fide resident of the Seattle Bank’s district, and each elected director must be an officer or director of a member of the Seattle Bank. The term for each directorship is three years, and elected directors are subject to limits on the number of consecutive terms they may serve, in so far as an elected director who has served three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term. An appointed director may not serve as an officer of any FHLBank or as a director or officer of any member of the Seattle Bank. Appointed directors may not hold any financial interest in a member of the Seattle Bank. At least two appointed directors are required to come from organizations with more than a two-year history of representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection.

The FHLBank Act provides that a board of at least 14 directors will govern each FHLBank, and the Finance Board determines the total number of directors each FHLBank will have. The Finance Board has determined that the Seattle Bank should have 18 directors. Of our current Board, the Finance Board has appointed eight of our directors and ten of our directors have been elected by our members. Each of the elected director positions is allocated to a specific state in our district, and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. Of our ten elected director positions, three are allocated to Washington, and one is allocated to each of the other states in our district (including, in the case of Hawaii, certain U.S. territories).

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

Under Finance Board regulations, each FHLBank is responsible for identifying potential appointed directors, conducting a preliminary assessment of their eligibility and qualifications, and sending to the Finance Board for its consideration a list containing no more than two times as many nominations as that FHLBank has appointed director vacancies. Each nomination must be accompanied by an application that demonstrates the qualifications of the nominee to serve on the Board. The Finance Board reviews each nomination and decides whether to appoint directors from the submitted list of nominees. The Finance Board may require the FHLBank to submit additional nominees for consideration.

Because of our cooperative ownership structure, elected directors represent institutions that have a direct financial interest in the Seattle Bank. At times, individual directors are required to exclude themselves from certain decisions in which there is an actual or perceived conflict of interest due to their employment with a member or their relationship to an entity applying for funding.

The Board has adopted a code of ethics for the Seattle Bank’s employees, including the chief executive officer, chief accounting and administrative officer, chief financial officer, controller, and individuals performing similar functions, which establishes conduct standards and policies to promote an honest and ethical work environment. This code of ethics is available on the Seattle Bank’s website at www.fhlbsea.com/ourcompany/corporategovernance/, and the Seattle Bank will put any applicable waivers granted under its code of ethics at such website address.

Directors

Information regarding the current directors of the Seattle Bank as of the date indicated is provided below.

Name	Age as of March 28, 2008	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
Mike C. Daly, Chair	56	2002	December 31, 2010	Chairman; Executive (Chair); Governance, Budget and Compensation
Craig E. Dahl, Vice Chair	58	2004	December 31, 2009	Vice Chair; Audit and Compliance (Chair); Executive (Vice Chair)
Les AuCoin(1)	65	2007	December 31, 2008	Governance, Budget and Compensation
Marianne M. Emerson(1)	60	2008	December 31, 2010	Financial Operations and Affordable Housing
Daniel R. Fauske(1)	57	2004	December 31, 2010	Executive; Financial Operations and Affordable Housing
Harold B. Gilkey	68	2003	December 31, 2008	Audit and Compliance
William V. Humphreys	60	2006	December 31, 2008	Audit and Compliance (Vice Chair)
Frederick C. Kiga(1)	52	2007	December 31, 2009	Financial Operations and Affordable Housing
Russell J. Lau	55	2005	December 31, 2009	Executive; Financial Operations and Affordable Housing (Chair)
James G. Livingston, Ph.D.(2)	42	2007	December 31, 2009	Financial Operations and Affordable Housing
William A. Longbrake	65	2002	December 31, 2010	Executive; Governance, Budget and Compensation (Chair)
Michael W. McGowan(1)	39	2007	December 31, 2008	Financial Operations and Affordable Housing
Cynthia A. Parker(1)	54	2007	December 31, 2009	Audit and Compliance
Park Price	65	2006	December 31, 2010	Financial Operations and Affordable Housing (Vice Chair)
Donald V. Rhodes	72	2005	December 31, 2008	Governance, Budget and Compensation (Vice Chair)
Jack T. Riggs, M.D.(1)	53	2004	December 31, 2010	Audit and Compliance
David F. Wilson(1)	61	2007	December 31, 2008	Governance, Budget and Compensation
Gordon Zimmerman(2)	45	2007	December 31, 2008	Audit and Compliance

(1)	Appointed by the Finance Board.
(2)	Selected by the Seattle Bank’s Board to fill a vacancy.

The Board has a standing Audit and Compliance Committee. The Board determined director Dahl is an “audit committee financial expert” within the meaning of the SEC rules. The Seattle Bank is required by SEC rules to disclose whether director Dahl is “independent” using a definition of independence from a national securities exchange or national securities association. As of January 31, 2008, we have concluded that director Dahl is independent using the NYSE independence standards. In addition, director Dahl is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

The following is a biographical summary of the business experience of each of our directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.

Mike C. Daly has served as a director of the Seattle Bank since 2002 and as chair since May 2005. In 1981, Mr. Daly opened First State Bank in Wheatland, Wyoming, an independent community bank, where he serves as chairman of the board. Since 1985, Mr. Daly has served as chairman and chief executive officer of Wheatland Bankshares, Inc., a single bank holding company that owns 100% of First State Bank. Mr. Daly currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

Craig E. Dahl has served as a director of the Seattle Bank since 2004 and as vice chair since May 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and a director of Alaska Pacific Bancshares, Inc. and its wholly-owned subsidiary, Alaska Pacific Bank, federally chartered savings banks.

Les AuCoin has served as a director of the Seattle Bank since 2007. Prior to his retirement, Mr. AuCoin served as president and chief executive officer of the Oregon Health Sciences Foundation from 1996 to 2005. Mr. AuCoin was previously a member of the Seattle Bank’s Board from 1994 to 2000.

Marianne M. Emerson has served as a director of the Seattle Bank since 2008. Ms. Emerson currently serves as chief information officer for the Seattle Housing Authority, a public corporation that provides affordable housing. From 2002 to 2007, Ms. Emerson served as chief information officer at the Federal Reserve Board in Washington, D.C.

Daniel R. Fauske has served as a director of the Seattle Bank since 2004. Since 1995, Mr. Fauske has served as chief executive officer and executive director of the Alaska Housing Finance Corporation, a self-supporting, non-stock public corporation that provides financing and loan options for housing.

Harold B. Gilkey has served as a director of the Seattle Bank since 2003. Mr. Gilkey co-founded Sterling Savings Bank, a state-chartered, federally insured stock savings and loan association, in 1981, and served as chairman from 1981 through 2004, and since that time has served as the chairman of the board and chief executive officer of Sterling Financial Corporation.

William V. Humphreys has served as a director of the Seattle Bank since 2006. Mr. Humphreys has served as president and chief executive officer of Citizens Bank in Corvallis, Oregon, a commercial banking services provider, since 1996 and as president and chief executive officer of Citizens Bancorp, a publicly traded bank holding company, since 1997. He serves as a director of Citizens Bancorp.

Frederick C. Kiga has served as a director of the Seattle Bank since 2007. Mr. Kiga currently serves as vice president for government relations and global corporate citizenship for the Boeing Company. Mr. Kiga previously served as director of corporate and government relations for the Russell Investment Group in Tacoma, Washington from 2003 through 2007. In August 2003, he served as chief of staff to Washington State Governor Gary Locke.

Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004.

James G. Livingston Ph.D. has served as a director of the Seattle Bank since 2007. Dr. Livingston has served as vice president of the investments division at Zions First National Bank, a national banking association, since 2005. Dr. Livingston served as director of financial research at Ziff Brothers Investments, a hedge fund, from 2001 through 2004.

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

Michael W. McGowan has served as a director of the Seattle Bank since 2007. Mr. McGowan has served as president and chairman of Daniel Capital Management Ltd, a financial services company, since 1994. Mr. McGowan was the primary founder of Nova Biosource Fuels, Inc., a renewable energy company, in 2005.

Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has led the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, since September 2002.

Park Price has served as a director of the Seattle Bank since 2006. Mr. Price has served as president of Bank of Idaho, an independent community bank, since 2003 and as a director of that institution since 1999. He was owner and president of Park Price Motor Company in Pocatello, Idaho, from 1979 to 2003.

Donald V. Rhodes has served as a director of the Seattle Bank since 2005. Mr. Rhodes has served as chairman of Heritage Financial Corporation, a publicly traded bank holding company located in Olympia, Washington, since 1997. He also served as its chief executive officer from 1997 to 2007 and as its president between 1997 and 2005. In addition, Mr. Rhodes has served as chairman of Central Valley Bank since 1997 and as its chief executive officer from 1997 to 2007, and as chairman of the Heritage Bank since 1997. Both Central Valley Bank and Heritage Bank are wholly owned subsidiaries of Heritage Financial Corporation.

Jack T. Riggs, M.D. has served as a director of the Seattle Bank since 2004. Dr. Riggs has served as chief executive officer of Pita Pit USA, Inc. since 2005. From January 2001 to January 2003, Dr. Riggs served as Lieutenant Governor of Idaho. From 1996 to 2001, Dr. Riggs served as an Idaho State Senator.

David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has owned Wilson Construction LLC since 1997 and has served as a commissioner of the Idaho Housing and Finance Association since 1995.

Gordon Zimmerman has served as a director of the Seattle Bank’s Board since 2007. Mr. Zimmerman has served as the president and a director of Community Bank, Inc., in Ronan, Montana, since 2003. From 1998 to 2003, he served as chief financial officer, president, and a board member of Pend Oreille Bank in Sandpoint, Idaho.

Executive Officers

The following table sets forth information about the executive officers of the Seattle Bank as of the date indicated.

Executive Officer	Age as of March 28, 2008	Capacity in Which Served	Seattle Bank Employee Since
Richard M. Riccobono	50	President and Chief Executive Officer	2005
Vincent L. Beatty	48	Senior Vice President, Chief Financial Officer	2004
John W. Blizzard	40	Senior Vice President, Chief Business Officer	2001
Gerard J. Champagne	56	Senior Vice President, Chief Counsel	2008
Christina J. Gehrke	43	Senior Vice President, Chief Accounting and Administrative Officer, and Corporate Secretary	1998
Lisa A. Grove	44	Vice President, Director of Audit	2004
Steven R. Horton	47	Senior Vice President, Chief Risk Officer	1992
Terry L. Prether	54	Vice President, Chief Information Officer	2006

Richard M. Riccobono has served as president and chief executive officer of the Seattle Bank since May 2007. From August 2005 until May 2007, Mr. Riccobono served as executive vice president, chief operating officer of the Seattle Bank. From 1989 until July 2005, Mr. Riccobono served at the Office of Thrift Supervision, or OTS, including as deputy director from 1998 until July 2005. Prior to his tenure at the OTS, he served in various positions at the FHLBank of Atlanta and FHLBank of Boston.

Vincent L. Beatty has served as senior vice president, chief financial officer of the Seattle Bank since March 2008. Mr. Beatty served as first vice president, treasurer of the Seattle Bank from July 2005 through February 2008. From May 2004 until June 2005, Mr. Beatty served as a senior portfolio manager for the Seattle Bank. From 2001 to 2004, Mr. Beatty owned and operated Great Learning Adventures, an association dedicated to affordable tutoring services, and from 2000 to 2001, he held the position of senior vice president, retail financial officer for Chase Manhattan Mortgage, a mortgage subsidiary of Chase Manhattan Bank.

John W. Blizzard has served as senior vice president, chief business officer of the Seattle Bank since May 2007. From November 2005 through May 2007, Mr. Blizzard served as first vice president, managing director of member services. Mr. Blizzard served as vice president, director of business development, and vice president, director of products and services from March 2005 to November 2005. From 2001 through February 2005, Mr. Blizzard held various other positions in the Seattle Bank, including account manager.

Gerard J. Champagne has served as senior vice president, chief counsel of the Seattle Bank since March 2008 and as external counsel to the Seattle Bank since November 2005. Prior to his retirement in September 2004, Mr. Champagne served in a number of positions at the Federal Home Loan Bank of Boston, beginning in 1984, including executive vice president, general counsel.

Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer and corporate secretary of the Seattle Bank since March 2008 and as senior vice president, chief administrative officer and corporate secretary since May 2007. Ms. Gehrke has served as principal accounting officer since February 2008 and as interim principal accounting officer since September 2007. From May 2006 until May 2007, Ms. Gehrke served as first vice president, director of audit. In addition, from 1998 until May 2006, Ms. Gehrke served in various positions at the Seattle Bank, including vice president, audit services manager, and assistant director of audit.

Lisa A. Grove has served as vice president, director of audit since July 2007 and acting director of audit from May 2007 to July 2007. Ms. Grove served as assistant vice president and audit services manager from May 2006 to May 2007 and as an audit project manager from 2004 to May 2006. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank as an audit manager from 1999 to 2004.

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

Terry L. Prether has served as vice president, chief information officer of the Seattle Bank since September 2006. From 2004 through September 2006, Mr. Prether served as chief information officer at Shurguard Storage, a self storage provider. From 1993 until 2003, Mr. Prether served in various positions, including vice president of information technology and corporate services for Attachmate Corporation, an information technology service provider.

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

Compensation Discussion and Analysis

Overview and Process

This compensation discussion and analysis provides information on the compensation program provided by the Seattle Bank for our named executive officers identified in the “2007 Summary Compensation Table” below.

The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s compensation philosophy and objectives and the Governance, Budget and Compensation Committee, or GBC Committee, of the Board is responsible for overseeing our compensation and benefits programs. In carrying out its responsibilities, the Board and the GBC Committee may rely on the assistance and advice of our management and other advisors as needed.

The Executive Committee of the Board (using the Seattle Bank’s compensation program and the parameters determined by the GBC Committee) is responsible for compensation decisions specific to the president and chief executive officer, including setting base salary and merit increases, establishing performance goals, and evaluating the performance of the president and chief executive officer. The president and chief executive officer is responsible for: establishing and recommending for approval the individual performance goals for the Seattle Bank’s executive officers; evaluating the individual performance and recommending base salary adjustments for the executive officers; and recommending changes to the executive officers’ compensation and benefit packages. These recommendations are reviewed and approved by the GBC Committee.

In 2007, the Board engaged McLagan Partners, Inc., a nationally recognized global compensation consulting firm, to provide information regarding compensation practices considered to be most appropriate for comparative purposes to the Seattle Bank.

Executive Compensation Program Objectives

We believe that our members are best served when we attract and retain talented executives using competitive and fair compensation packages. In 2007, our Board approved a total compensation framework that positions us to offer compensation packages that are fair, cost-effective, and that reward employees, including our named executive officers, for performance and attainment of strategically aligned achievements. The Seattle Bank’s total compensation framework, which includes base salary, annual and long-term incentive cash compensation, health and welfare benefits, and qualified and non-qualified retirement plans, is market-driven, performance-based, and links pay to the Seattle Bank’s mission, annual and long-term business strategies, and individual performance objectives.

We draw employee talent from broad industry groups and a wide geographic area. In reviewing compensation levels for each named executive officer position, we consider key position compensation data obtained annually from the other 11 FHLBanks, as well as information provided by our compensation consultant on jobs that are similar in scope, experience, complexity, and responsibilities to the particular position. The data provided by McLagan Partners, Inc. consists of salary composites for executive positions from a large number of companies within general industry categories, such as U.S. major market corporate banking, risk management, treasury, and information technology. Our executive compensation program targets total compensation at the 50th percentile of these entities. We believe that this level of compensation will allow us to attract highly qualified candidates to the Seattle Bank. As discussed in further detail below, individual elements of compensation and total compensation may vary somewhat above or below the 50th percentile.

Elements of the Executive Compensation Program

Our executive compensation program consists of in-service benefits, including cash-based compensation comprised of base salary, short- and long-term incentives, health and welfare benefits, severance benefits, and retirement benefits. We are precluded from offering equity-based compensation because our stock can only be sold or purchased by our members. Consequently, we rely on a mix of other non-equity compensation elements to attract, retain, and reward executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.

Base Salary

Base salary is a fundamental component of our compensation program and helps ensure that we are successful in attracting and retaining executive talent. Base salary levels are determined using a combination of factors including:

•	review of FHLBank System key position compensation data;

•	review of position-specific composite compensation data from our compensation consultant; and

•	an individual’s experience and education relative to the responsibility of the position.

Because the Seattle Bank’s compensation philosophy is based on total compensation and is market-driven, base salary and merit increases may vary between named executive officers. For example, a named executive officer whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger merit increase to bring his or her total compensation more in line with market-based compensation than an executive officer whose total compensation is at or above his or her relevant market-based total compensation.

The president and chief executive officer has an employment agreement that provides for a minimum base salary. Both the minimum base salary and actual base salary were determined using the FHLBank System key position compensation data as well as composite compensation data provided by the consultant for the heads of corporate banking or similar divisions from U.S. major market corporate banking entities.

As of the beginning of each year, changes to base salary are approved by the Executive Committee for the president and chief executive officer and by the GBC Committee for the other named executive officers. These changes are based upon a review of the FHLBank System compensation data, market data, and recommendations from the president and chief executive officer on individual performance and contributions to the achievement of the Seattle Bank’s goals and objectives, as discussed in more detail in “Short-Term and Long-Term Cash-Based Incentive Compensation Plans—Short-Term Cash-Based Incentive Compensation Plans” below. For 2007, the GBC and Executive Committees approved base salary increases for our named executive officers ranging from 2.5% to 7.0%.

Short-Term and Long-Term Cash-Based Incentive Compensation Plans

We maintain short-and long-term cash-based incentive compensation plans for certain of our employees, including our named executive officers. Our cash-based incentive compensation awards are designed to reward our named executive officers’ contributions to our annual business objectives and longer-term strategic goals.

Short-Term Cash-Based Incentive Compensation Plans. We maintain the following short-term cash-based incentive compensation plans for our named executive officers:

•	Bank Incentive Compensation Plan—Annual Plan for the President and Chief Executive Officer, or Annual CEO BICP; and

•	Bank Incentive Compensation Plan—Annual Plan for Exempt Staff and Officers, or Annual BICP, from which the president and chief executive officer is excluded from participation.

Short-term cash-based incentive compensation is based on a percentage of a named executive officer’s base salary, which percentages vary among individuals based on title, job responsibilities, ability to impact the achievement of the Seattle Bank’s objectives and other factors. Payout under the Annual CEO BICP or Annual BICP depends upon a named executive officer’s award opportunity level and ultimate achievement of pre-established bank-wide goals and individual performance goals. Although the GBC Committee or the Executive Committee may, in its discretion, modify this requirement, the Annual CEO BICP and Annual BICP require achievement of a minimum, or threshold, performance of one or more bank-wide goals to trigger payment of awards. Once the threshold has been achieved, the bank-wide incentive award is determined based on a linear approach at or between threshold and target, or target and maximum, and is adjusted based on individual performance using one of the following categories: does not meet goals; meets all goals; exceeds expectations; and recognized enterprise performance. No Annual CEO BICP or Annual BICP award is paid to named executive officers who do not meet their individual performance goals, even if the bank-wide goal(s) have been achieved.

When selecting the bank-wide goals, our Board considers, among other things, our strategic plan, operational initiatives that are key to our growth, risk management, and member service. When setting the achievement levels for such goals, the GBC Committee also considers relative difficulty of achievement. For 2007, both the short-term and long-term cash-based incentive compensation plans had a single bank-wide profitability goal based upon return on equity, adjusted for certain unusual and non-recurring items, as well as the effects of applying SFAS 133 and SFAS 91 retrospective level yield on net income. The single measure of return on equity in 2007 reflected the Board’s intent that management should dedicate its resources to returning the Seattle Bank to a stable, profitable enterprise. The target adjusted return on equity level set by the GBC Committee reflected 100% attainment under the Seattle Bank’s 2007 annual plan, with threshold and maximum set at approximately 80% and 120% of target.

Our long-term business goals are focused on profitability, member value, safety and soundness, and organizational capacity. In 2007, the individual goals for each of our named executive officers under the Annual CEO BICP or Annual BICP, as applicable, supported one or more of these long-term business goals in accordance with the scope of each named executive officer’s duties and responsibilities.

The following table provides the range of award opportunity for each named executive officer under the Annual CEO BICP or Annual BICP.

	Total Annual Award Opportunity as a Percent of Base Salary
Named Executive Officers	Award Period*	Meets	Exceeds Expectations	Recognized Enterprise Performance
Richard Riccobono	1/1/07-4/30/07	15%	30%	50%
	5/1/07-12/31/07	20%	35%	60%
Christina J. Gehrke	1/1/07-4/30/07	10%	20%	35%
	5/1/07-12/31/07	15%	30%	50%
Vincent L. Beatty	1/1/07-12/31/07	10%	20%	30%
John W. Blizzard	1/1/07-4/30/07	20%	40%	60%
	5/1/07-12/31/07	15%	30%	50%
Steven R. Horton	1/1/07-4/30/07	15%	25%	35%
	5/1/07-12/31/07	15%	30%	50%

*	Messrs. Riccobono, Blizzard, and Horton and Ms. Gehrke have two award periods in 2007 due to their promotions in May 2007, which resulted in increased award opportunities as a percentage of their base salaries after that date.

The named executive officer must be in the employ of the Seattle Bank on the payment date for the incentive plan to receive any incentive compensation for the period. The incentive plan payments are generally made in February of the year following the end of the annual incentive period. In 2007, the maximum level on the bank-wide goal was attained. In 2006, the same measure was used for the bank-wide goal with a target level of achievement attained. The actual payouts made to the named executive officers under the Annual CEO BICP and

Annual BICP are reported below in the “Non-Equity Incentive Plan Compensation” column in the “2007 Summary Compensation Table” and related footnotes to that table.

Long-Term Cash-Based Incentive Compensation Plan. The Bank Incentive Compensation Plan Long-Term Incentive Plan, or Long-Term BICP, is a long-term cash-based incentive compensation plan designed to retain executive talent by providing a competitive total cash compensation package relative to the market and rewarding the named executive officer for achievement of a bank-wide profitability goal over a three-year performance period. A performance period under the Long-Term BICP begins as of January 1 of each calendar year and is comprised of three interim performance periods, each of which is one calendar year long. In order to receive the compensation award, an executive must remain in the employ of the Seattle Bank until the end of the three-year performance period.

Similar to our annual BICP plans, under the Long-Term BICP, awards are based on the bank-wide achievement of goals at threshold, target and maximum levels. Base award opportunities are provided each performance period equal to a percentage of an executive’s annual base salary at the beginning of the performance period. For the current performance period running from 2007-2009, the performance goal is the same as that discussed above for the Annual BICP plans.

At the end of each calendar year or interim performance period, achievement of the performance measure is assessed at threshold, target or maximum and periodic plan awards are provisionally determined. Final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. No awards are paid out until after the three-year performance period has ended. If we fail to achieve the threshold level for a performance measure in any interim performance period, no award will be made for that interim performance period unless approved by the GBC Committee. Since a new performance period is established each year, participants may participate in overlapping performance periods at one time.

Currently, the named executive officers are participating in the 2006-2008 performance period, the 2007-2009 performance period, and the 2008-2010 performance period. Compensation for the first performance period under the Long-Term BICP that began in 2005 was paid in February 2008 and was based on the following achievement results: 2005—maximum; 2006—target; and 2007—maximum. Performance for the 2007 interim performance period with respect to the performance periods now in progress was also determined to have been achieved at maximum. The value of the amounts earned during 2007 with respect to such performance periods, but not yet payable, is disclosed in the “Non-Equity Incentive Plan Compensation” column of the “2007 Summary Compensation Table” and related footnotes to that table.

Retirement Plan Benefits

The Seattle Bank offers its employees, including its named executive officers, one of three retirement plans depending upon the employee’s start date. Employees who started prior to January 1, 2004 are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions, or Pentegra DB Plan. Those employees whose employment began on or after that date are eligible to participate in the 401(k) Contribution Plus Savings Plan, or 401(k) Plus plan, or if approved by the GBC Committee, the Supplemental Executive Retirement Plan, or SERP. We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, and match employee contributions in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees and named executive officers a fair and competitive compensation package.

In addition, we offer certain executive officers, including our named executive officers, three supplemental retirement plans described below that coordinate with the defined benefit and defined contribution plans noted above.

Additional Retirement Plans. Messrs. Riccobono, Blizzard and Horton participate in the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan, or Retirement BEP, a non-qualified defined-benefit pension plan. Because Mr. Beatty joined the Seattle Bank after January 1, 2004, he participates in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP. The Retirement BEP and SERP preserve and restore the full pension benefits for their participants which, due to certain limitations under the Internal Revenue Code, or IRC, are not payable under the Pentegra DB Plan or the 401(k) Plus Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan or the 401(k) Plus Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of accumulated benefits are disclosed in the “2007 Pension Benefits” table and narrative of this document below.

Deferred Compensation Plan. Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan, or Thrift BEP. The Thrift BEP provides certain executives with an opportunity to defer up to 25% of base salary, plus receive additional employer matching contributions, into a bookkeeping account. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices identified in the Seattle Bank’s 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) savings plans. Participation in the Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits which, due to certain limitations under the IRC, are not payable under our 401(k) plan and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “2007 Non-Qualified Deferred Compensation” table and narrative to that table below.

Other Benefits

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

Severance. We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. The president and chief executive officer has severance terms identified in his employment agreement, as described below. Provided that eligibility conditions are met, the Board-approved severance policy will provide benefits to all our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “Potential Payments Upon Termination or Change in Control” below.

Additional Incentive Awards. Periodically, we provide additional cash incentive awards in connection with specific projects or other objectives of a unique, challenging, and time sensitive nature. These bonuses are discretionary and until April 1, 2007 were not granted as part of a formal incentive plan. After April 1, 2007, a new incentive program that included these types of cash incentive awards was implemented at the Seattle Bank under which our named executive officers are not eligible to participate. The Board (or individual committees of the Board) may, at its discretion, grant named executive officers bonuses outside of this program. Bonuses for named executive officers earned prior to the implementation of the new program are included in the “bonus” column and footnoted in the “2007 Summary Compensation Table” below. No additional discretionary bonuses were awarded by the Board to our named executive officers during 2007.

In addition, we considered the impact of Section 409A of the IRC on our compensation programs. Section 409A imposes tax penalties on certain nonqualified deferred compensation arrangements. We operate our covered arrangements in a manner intended to avoid the adverse tax treatment under Section 409A. Certain amendments have already been made to our covered compensation arrangements in this regard.

Compensation Committee Report

The Governance, Budget and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Seattle Bank’s Annual Report on Form 10-K.

William A. Longbrake, chair

Donald V. Rhodes, vice chair

Les AuCoin

Mike Daly

David F. Wilson

The following sections and tables provide a summary of cash and certain other amounts the Seattle Bank paid to its named executive officers for the year ended December 31, 2007. The information is presented in accordance with SEC regulations, which in some cases require disclosure of amounts that actually may be paid in future years and the increase in present value of future pension payments, even though such increase is not cash compensation paid this year and even though the actual pension benefits will depend upon a number of factors, including when the executive retires, his or her compensation at retirement, and in some cases, the number of years the executive lives following his or her retirement. Therefore, it is important to read the following tables closely and in conjunction with the Compensation Discussion and Analysis. The narrative relating to each table and the footnotes accompanying each table are integral parts of each table.

2007 Summary Compensation Table

The following table sets forth compensation earned by our named executive officers in 2007 and, where applicable, 2006. In 2007, our named executive officers were our president and chief executive officer; our chief administrative officer and principal accounting officer; and our three other most highly paid executive officers who were serving as executive officers at the end of 2007. The position of chief financial officer was vacant at the end of 2007; Mr. Vincent L. Beatty was named chief financial officer effective March 1, 2008. In addition, the table includes two former named executive officers who terminated employment with the Seattle Bank during 2007.

Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)		Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)		All Other Compensation (10)	Total
(in dollars)
Named Executive Officers:
Richard M. Riccobono	2007	$445,251	$		$341,688	$73,631		$37,275	$897,845
President and Chief Executive Officer	2006	351,492			140,597	97,591	(4)	24,024	613,704

Christina J. Gehrke	2007	202,693			113,679	37,000		15,130	368,502
Senior Vice President,
Chief Accounting and Administrative Officer

Vincent L. Beatty	2007	218,360		3,100	117,244	37,680	(5)	11,235	387,619
Senior Vice President,
Treasurer

John W. Blizzard	2007	234,200			171,529	34,242	(6)	23,635	463,606
Senior Vice President, Chief Business Officer

Steven R. Horton	2007	286,103			202,826	49,000	(7)	24,044	561,973
Senior Vice President, Chief Risk Officer	2006	279,125		2,961	69,781	77,009	(8)	14,648	443,524

Former Named Executive Officers:
James E. Gilleran,	2007	189,262						13,024	202,286
Former President and Chief Executive Officer	2006	542,769			271,385			26,812	840,966

Mark R. Szczepaniak,	2007	237,120				28,000	(9)	14,856	279,976
Former Executive Vice President, Chief Financial Officer	2006	283,250		20,388	70,812	153,729		22,269	550,448

(1)	Represents an additional incentive award, or spot bonus, in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature that were not granted pursuant to a formal plan.

(2)	Represents the total amounts earned in the applicable year under the short-term cash-based incentive compensation plans and paid in February of the following year. This amount also includes amounts earned during 2007 under the Long-Term BICP for the 2005-2007 performance period and amounts earned during 2007 but not yet payable under the Long-Term BICP’s 2006-2008 and 2007-2009 performance periods. Under the Long-Term BICP, achievement of performance measures is evaluated annually and the final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. The portions of awards reported as earned during a given year that were not yet payable in such year are scheduled to be paid only upon completion of the applicable three-year performance period, subject to the named executive officer’s continued employment until that time. The following table summarizes the amounts earned by each named executive officer in 2007 under the Seattle Bank’s non-equity incentive compensation plans. Messrs. Gilleran and Szczepaniak forfeited all prior grants under the Annual BICP and Long-Term BICP in connection with their terminations of employment in 2007.

Named Executive Officer	Year	Annual CEO BICP/Annual BICP	Long-Term BICP 2005-2007 Performance Period	Long-Term BICP 2006-2008 Performance Period	Long-Term BICP 2007-2009 Performance Period	Total
(in dollars)
Richard M. Riccobono	2007	$192,942	$41,875	$43,131	$63,740	$341,688
Christina J. Gehrke *	2007	70,943		16,800	25,936	113,679
Vincent L. Beatty	2007	65,508	9,300	20,600	21,836	117,244
John W. Blizzard **	2007	105,609	13,500	21,000	31,420	171,529
Steven R. Horton	2007	104,904	22,500	34,891	40,531	202,826

*	Ms. Gehrke was a participant in the Internal Audit Incentive Compensation Plan, or Internal Audit ICP, until April 30, 2007, at which time she began participating in the Annual BICP. The amount shown for Ms. Gehrke in the Annual BICP column includes amounts earned under the Internal Audit ICP.
**	Mr. Blizzard was a participant in the Sales Incentive Compensation Plan, or SICP, until April 30, 2007, at which time he began participating in the Annual BICP. The amount shown for Mr. Blizzard in the Annual BICP column includes amounts earned under the SICP.
(3)	Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP. No above market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.
(4)	Mr. Riccobono initially joined the Retirement BEP on January 1, 2006, with a balance of zero. For 2006, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2006 an additional $526,787 was recognized as a liability by us and credited to Mr. Riccobono’s individual Retirement BEP balance to reflect 19.6 years of credited service prior to 2006.
(5)	Mr. Beatty initially joined the SERP on January 1, 2007, with a balance of zero. For 2007, the amount shown reflects one year of credited service. However, because the SERP uses the years of credited service, during 2007 an additional $17,524 was recognized as a liability by us and credited to Mr. Beatty’s individual SERP balance to reflect 2.4 years of credited service prior to 2007.
(6)	Mr. Blizzard initially joined the Retirement BEP on January 1, 2007, with a balance of zero. For 2007, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2007 an additional $31,747 was recognized as a liability by us and credited to Mr. Blizzard’s individual Retirement BEP balance to reflect 5.7 years of credited service prior to 2007.
(7)	For 2007, the amount shown reflects Mr. Horton’s earnings in his Pentegra DB Plan. During 2007, a correction of $(54,222) reduced our liability and Mr. Horton’s individual Retirement BEP due to a correction to years of credited service prior to 2007.
(8)	Mr. Horton initially joined the Retirement BEP on January 1, 2006, with a balance of zero. For 2006, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2006 an additional $320,383 was recognized as a liability by us and credited to Mr. Horton’s individual Retirement BEP balance to reflect 16.7 years of credited service prior to 2006.
(9)	Mr. Szczepaniak resigned from the Seattle Bank in August 2007. Mr. Szczepaniak’s change in pension value and non-qualified deferred compensation earnings exclude his forfeiture of future benefits in his individual Retirement BEP balance.
(10)	Represents company contributions to the 401(k) savings plan and Thrift BEP defined-contribution plans.

2007 Grants of Plan-Based Awards

The following table provides information regarding awards that could have been earned in 2007 by our named executive officers under the Annual CEO BICP and the Annual BICP (for named executive officers other than the president and chief executive officer). The table also discloses the total estimated awards that may be earned under the Long-Term BICP during the 2007-2009 performance period. The amounts payable under the Long-Term BICP are not paid until after the end of the three-year performance period, subject to the executive’s continued employment at the Seattle Bank until that time. Because Messrs. Gilleran and Szczepaniak terminated employment with the Seattle Bank during 2007, all prior grants to them under the Annual CEO BICP, Annual BICP, and Long-Term BICP were forfeited.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Type of Award	Threshold	Target	Maximum
(in dollars)
Named Executive Officers:
Richard M. Riccobono (2)	Annual CEO BICP (8/12 proration)	$59,367	$103,892	$178,100
	Annual BICP (4/12 proration)	22,262	44,525	74,209
	Long-Term BICP	69,747	139,493	209,240
Christina J. Gehrke (3)	Annual BICP (8/12 proration)	20,269	40,539	67,564
	Annual Internal Audit ICP (4/12 proration)	6,756	13,513	23,648
	Long-Term BICP	28,645	57,291	85,936
Vincent L. Beatty	Annual BICP	21,836	43,672	65,508
	Long-Term BICP	21,836	43,672	65,508
John W. Blizzard (4)	Annual BICP (8/12 proration)	23,420	46,840	78,067
	SICP (4/12 proration)	15,613	31,227	46,840
	Long-Term BICP	34,473	68,947	103,420
Steven R. Horton	Annual BICP	42,915	81,063	128,746
	Long-Term BICP	42,121	84,241	126,362
Former Named Executive Officers:
James E. Gilleran	Annual BICP	108,150	189,263	324,450
	Long-Term BICP	81,113	162,225	243,338
Mark R. Szczepaniak	Annual BICP	45,462	85,872	136,385
	Long-Term BICP	44,620	89,239	133,859

(1)	For additional information about payouts, refer to the short-term and long-term cash-based incentive compensation plan information discussed in “Compensation Discussion and Analysis” above. Actual awards earned under the Annual CEO BICP and Annual BICP were paid to our named executive officers in February 2008 and are included in the “Non-Equity Incentive Plan Compensation” column of the “2007 Summary Compensation Table” above.
(2)	Mr. Riccobono participated in the Annual BICP for four months and, following his appointment as president and chief executive officer in May 2007, participated in the Annual CEO BICP for eight months.
(3)	Ms. Gehrke participated in the Internal Audit ICP for four months and, following her appointment as senior vice president, chief administrative officer in May 2007, participated in the Annual BICP for eight months.
(4)	Mr. Blizzard participated in the SICP for four months and, following his appointment as senior vice president, chief business officer in May 2007, participated in the Annual BICP for eight months.

Employment Agreements with Management

Employment Agreement with Richard M. Riccobono

In February 2007, we entered into an employment agreement with Richard M. Riccobono, effective as of May 1, 2007. Mr. Riccobono’s previous employment agreement with the Seattle Bank as executive vice president and chief operating officer was in place until April 30, 2007. The initial term of the new employment agreement as president and chief executive officer is for two years and eight months, beginning May 1, 2007, and the agreement may be renewed for successive one-year periods as mutually agreed to by the Board and Mr. Riccobono. The employment agreement provides for salary of $485,000 per year. Mr. Riccobono’s salary is reviewed at the end of each calendar year, but may not be decreased during the term of the agreement.

Mr. Riccobono’s 2007 compensation under the short-term incentive compensation program was prorated to reflect his four months of service as chief operating officer with respect to participation in the Annual BICP and his eight months of service as president and chief executive officer during 2007 with respect to participation in the Annual CEO BICP. Under the long-term incentive compensation program, Mr. Riccobono’s base pay as of January 1, 2007 was used for one-third of any earned incentive for 2007 and his base pay as of May 1, 2007 was used for two-thirds of any earned incentive for 2007.

Mr. Riccobono is also eligible to participate in our employee benefit plans and is entitled to four weeks’ paid vacation per year.

Separation, Mutual Release, and Consulting Agreement with James E. Gilleran

In February 2007, in connection with his resignation as president and chief executive officer, we entered into a Separation, Mutual Release, and Consulting Agreement with Mr. Gilleran, under which he was retained as a consultant from May 1, 2007 through December 31, 2007. Under the agreement, Mr. Gilleran’s consulting services included providing advice and counsel to us, our Board, and our officers on request. The Separation, Mutual Release, and Consulting Agreement provided for payment of approximately $47,000 per month from May 1, 2007 through December 31, 2007. In addition, we reimbursed Mr. Gilleran for necessary, customary, and usual business expenses.

Pursuant to the agreement, Mr. Gilleran released all claims, if any, against us that relate in any way to his employment with or separation from the Seattle Bank. Likewise, we released all claims, if any, against Mr. Gilleran that relate in any way to his employment or his separation. Mr. Gilleran remains subject to certain confidentiality provisions.

New Consulting Agreement with James E. Gilleran

In January 2008, we entered into a new consulting agreement with Mr. Gilleran, under which he has been retained as a consultant from January 1, 2008 through December 31, 2008. Under the agreement, Mr. Gilleran’s consulting services include providing advice and counsel to us, our Board, and our officers on request. The agreement provides for payment of $1,000 per month from January 1, 2008 through December 31, 2008. In addition, we will reimburse Mr. Gilleran for necessary, customary, and usual business expenses.

No other named executive officers have an employment agreement with us.

2007 Pension Benefits

The following table provides information for each of our named executive officers, other than Mr. Gilleran, regarding the actuarial present value of the officer’s accumulated benefit and years of credited service under the Pentegra DB Plan, the Retirement BEP, or the SERP as of December 31, 2007. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Mr. Gilleran did not participate in the Pentegra DB Plan or the Retirement BEP and, due to his departure from the Seattle Bank, Mr. Szczepaniak no longer participates in the Retirement BEP.

Name	Plan Name (1) (2)	Number of Years Credited Service (3)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(in dollars, except years)
Named Executive Officers:
Richard M. Riccobono	Pentegra DB Plan	21.6	$403,000	$
	Retirement BEP	21.6	579,009
Christina J Gehrke	Pentegra DB Plan	9.4	97,000
Vincent L. Beatty	SERP	3.4	55,204
John W. Blizzard	Pentegra DB Plan	6.7	70,000
	Retirement BEP	6.7	43,989
Steven R. Horton	Pentegra DB Plan	18.7	326,000
	Retirement BEP	18.7	293,170
Former named executive officers:
Mark R. Szczepaniak	Pentegra DB Plan	11.0	214,000
	Retirement BEP	11.0	3,320		271

(1)	Under the Pentegra DB Plan, which is a qualified pension plan, the participant’s accrued benefit amounts as of the calculation date are based on the plan formula ignoring future service periods, future salary increases and mortality for the pre-retirement period. Beginning with the post-retirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the 1994 Group Annuity Mortality (GAM) table projected 5 years and discounted back to age 65 by assuming 50% of benefit valued at 5.00% interest and 50% of benefit valued at 7.75% interest. The present value amount determined at age 65 is then discounted back to the appropriate reporting period using a discount rate of 7.75%. The difference between the present value of the December 31, 2007 accrued benefit and the present value of the December 31, 2006 accrued benefit is the “change in pension value” for the qualified plan and is reported in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column in the “2007 Summary Compensation Table”.
(2)	The benefits provided under the Retirement BEP are initially calculated on a gross basis to include benefits provided by the Pentegra DB Plan. The benefits under the Pentegra DB Plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Retirement BEP. The participant’s accrued benefit amounts as of these calculation dates are based on plan formulas ignoring future service periods, future salary increases and mortality for the pre-retirement period. Beginning with the post retirement period, which is assumed to be age 65, the amount to be paid each year of retirement is allocated to each subsequent year. The allocated amounts are then adjusted by the GAM table and the present value is discounted back using a discount rate of 6.64% and 5.75%, respectively.
(3)	For the purposes of calculating the Retirement BEP balances for our named executive officers, we use years of credited service in the Pentegra DB Plan to determine their Retirement BEP present value of accumulated benefit balance. Messrs. Szczepaniak and Riccobono were entitled to carry their years of credited service earned at other employers that participate in the Pentegra DB Plan over to the Retirement BEP. Messrs. Riccobono and Horton joined the Retirement BEP on January 1, 2006 and Mr. Blizzard joined the Retirement BEP on January 1, 2007.

Pentegra Defined Benefit Plan

We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple employer defined-benefit pension plan. In general, only employees who were hired by us prior to January 1, 2004, or who were previously participating in the Pentegra DB Plan at another participating financial institution, are eligible to participate in the Pentegra DB Plan. Accordingly, of our current and former named executive officers, only Messrs. Riccobono, Blizzard, Horton, and Szczepaniak and Ms. Gehrke are eligible to participate in the plan. The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant’s years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. For 2007, the IRC annual compensation limit was $225,000. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan. However, none of the named executive officers has accrued benefits in excess of that limit.

A participant in the Pentegra DB Plan vests in his or her benefit under the plan in accordance with the following schedule.

Years of Service	Vested Percentage
Less than 2 years of service	0%
2 years of service	20%
3 years of service	40%
4 years of service	60%
5 years of service	80%
6 or more years of service	100%

In addition, a participant will become 100% vested in his or her benefit under the Pentegra DB Plan, regardless of the participant’s years of service, if he or she attains age 65 (the Pentegra DB Plan’s normal retirement age) or dies or becomes disabled while in our employ or the employ of another participating financial institution that is a participating employer in the Pentegra DB Plan.

The benefit formula described above calculates the participant’s normal retirement benefit in the plan’s “normal” form of payment, which provides monthly benefit payments to the participant for the remainder of his or her life (i.e., a straight life annuity) and a death benefit payable to the participant’s beneficiary following the participant’s death. If the participant is still employed by us or a participating financial institution at the time of his or her death, then the death benefit is a lump sum equal to 100% of the participant’s last 12 months of compensation, plus an additional 10% of such compensation for each year of credited service completed by the participant, up to a maximum death benefit equal to 300% of such compensation for 20 or more years of service, plus a refund of his or her contributions, if any, with interest. The participant’s beneficiary may elect to receive this death benefit in installments or in a straight life annuity payable for the remainder of the beneficiary’s life, instead of receiving it in a lump sum. If the participant dies after his or her employment has terminated, then the death benefit is equal to 12 times the participant’s annual retirement benefit less any benefit payments made to the participant prior to his or her death.

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

Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant’s 65th birthday and the date the participant’s employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. If the participant has a combined age and service of at least 70 years, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. Mr. Riccobono is eligible for early retirement benefit payments with a 1.5% annual reduction and Mr. Horton is eligible for early retirement benefit payments with a 3.0% annual reduction. Mr. Blizzard and Ms. Gehrke will be eligible for early retirement benefit payments with a 3.0% annual reduction at age 45. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.

If a participant’s employment terminates prior to his 65th birthday due to his or her disability, then the participant will be entitled to an annual disability retirement benefit under the Pentegra DB Plan in lieu of his or her normal retirement benefit. The amount of the annual disability retirement benefit will be equal to the greater of (i) the normal retirement benefit the participant had accrued as of the date of his or her termination (unreduced for early commencement) and (ii) 30.0% of his or her average annual compensation for the five highest consecutive calendar years during the participant’s years of credited service. However, in no event will the disability benefit exceed the amount of the benefit the participant would have accrued had he or she remained in our employment until his or her 65th birthday. This disability benefit will begin when the participant establishes that he or she is disabled and will be payable for as long as the participant remains disabled. If a participant ceases to be disabled, then his or her normal retirement benefit will be reinstated (subject to reduction for early commencement, as described above).

Retirement BEP

The Retirement BEP is a non-qualified defined benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GBC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the named executive officers, only Messrs. Riccobono, Blizzard, Horton, and Szczepaniak participated in the Retirement BEP as of December 31, 2007.

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

Supplemental Executive Retirement Plan

The SERP was implemented on January 1, 2007 to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The SERP is similar to the Retirement BEP but has different provisions regarding the eligibility rules, the benefits amount, the Board’s amendment rights, and the applicable rules under Internal Revenue Code Section 409A.

An employee is eligible to participate in the SERP if he or she (1) will receive eligible compensation exceeding the IRC Section 401(a)(17) limit for the applicable calendar year ($225,000 in 2007) and (2) is not eligible to participate in the Pentegra DB Plan because he or she was hired on or after January 1, 2004 and never participated in the Pentegra DB Plan sponsored by any employer.

Retirement benefits under the SERP are subject to the same graduated vesting schedule, benefit calculations, and the same form of payment as the Pentegra DB Plan.

To comply with IRC Section 409A, participants in the Retirement BEP, Thrift BEP and SERP must make an initial election as to the form of payment by the later of (1) the date 30 days after the date he or she becomes a member in the plan, or (2) December 31, 2007 for participation during 2008. After this initial election, the participant may only change that election of the form of payment if he or she makes that election change at least

12 months prior to retirement or termination of employment. If a participant elects to change the form of payment, the time of payment must also be deferred until five years after the participant’s retirement or termination of employment, unless the election to change the form of payment is from one type of annuity to another type of annuity, without any partial lump sum.

If a participant dies before SERP benefit payments start, the participant’s designated beneficiary will be entitled to a death benefit equal to 12 times the annual benefit the participant would have received if he or she had retired or terminated prior to his or her death and received SERP benefits in the form of a single life annuity plus death benefit.

Additional Pension Benefit

In addition to the benefits shown in the “Pension Benefits Table” above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66, or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, the executive officer will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. It will be paid from the Pentegra DB Plan to the extent it does not cause the executive’s benefit under the Pentegra DB Plan to exceed applicable IRC limits and from the Retirement BEP to the extent it would cause such benefits to exceed those limits.

2007 Non-Qualified Deferred Compensation

The following table provides information for each of our named executive officers regarding aggregate contributions by the named executive officer and us and aggregate earnings for 2007 and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. All named executive officers except Ms. Gehrke participated in the Thrift BEP during 2007.

Name	Executive Contributions Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals / Distributions		Aggregate Balance as of December 31, 2007(1)
(in dollars)
Named Executive Officer:
Richard M. Riccobono	$11,529	$19,400	$986	$		$51,931
Vincent L. Beatty	1,638	1,365	463			7,721
John W. Blizzard	34,742	8,956	116			46,544
Steven R. Horton	8,345	10,014	1,119			30,478
Former Named Executive Officer:
James E. Gilleran	115,162	7,395	20,514		(40,855)	256,196
Mark R. Szczepaniak	1,768	1,515	1,143		(36,326)

(1)	Of the amounts in this column, the following amounts have also been reported in the “2007 Summary Compensation Table” for this year and for 2006.

Name	Reported for 2007	Previously Reported for 2006	Total
(in dollars)
Named Executive Officer:
Richard M. Riccobono	$30,929	$18,978	$49,907
Vincent L. Beatty	3,003		3,003
John W. Blizzard	43,698		43,698
Steven R. Horton	18,359	10,468	28,827
Former Named Executive Officer:
James E. Gilleran	122,557	145,155	267,712
Mark R. Szczepaniak	3,283	22,424	25,707

Thrift BEP

The Thrift BEP is a non-qualified, defined contribution plan under which participating executives can elect to defer up to 25% of their base salary each year. Each year, after the participant has reached the annual IRC limit under the 401(k) savings plan, we begin crediting the participant’s Thrift BEP account with a matching amount equal to the amount of the matching contribution that we would have made on amounts deferred by the executive under the Thrift BEP during such year had such amounts actually been deferred under our 401(k) savings plan without regard to applicable IRC limits.

In addition, each year, each Thrift BEP participant’s account is credited with notional investment earnings at the rate earned by the investments selected by the participant from the pool of investment choices identified in the 401(k) plan. The GBC Committee determines which executive officers are eligible to participate in the Thrift BEP. All of the current named executive officers except Ms. Gehrke are eligible to participate in the Thrift BEP as of December 31, 2007. Ms. Gehrke became eligible to participate in the Thrift BEP on January 1, 2008. Participants in the Thrift BEP are fully vested in the amounts credited to their accounts under the Thrift BEP at all times. A participant’s Thrift BEP account will be distributed to the participant (or his or her beneficiary, in the event of the participant’s death) upon the participant’s termination of employment in either a lump sum or in installment payments over a period of up to ten years (as elected by the participant or beneficiary, as applicable). As a non-qualified plan, the benefits received from the Thrift BEP do not receive the same tax treatment and funding protection as with our 401(k) plan, and our obligations under the Thrift BEP are general obligations of ours. The employer match and the rate of earnings on the employee contributions are maintained in a rabbi trust established to segregate these assets from other assets.

Potential Payments Upon Termination or Change in Control

The information below describes the benefits payable to our named executive officers in the event of termination or change in control, as applicable.

Severance Policy

We provide severance benefits to eligible employees through a Board-approved policy. Provided that the following eligibility conditions are met, the Board-approved severance policy will provide the following benefits to our named executive officers other than Mr. Riccobono, who has severance terms identified in his employment agreement and discussed below.

•	One-half month base salary continuation per year of service, with a minimum of two months and a maximum of twelve months;

•	Medical, dental and vision coverage for the length of the salary continuation; and

•	Individualized outplacement service.

Employees are eligible for severance payments under the following conditions:

•	The employee has satisfactorily completed three months of employment;

•	The employee is meeting or exceeding all goals and expectations during the course of the year as defined under our human resources policy;

•	The employee is involuntarily terminated from active employment without cause; and

•	The employee signs a separation and release agreement, which releases us from any and all claims arising out of their employment with us or their termination.

For purposes of the severance plan, without cause means that the reason for termination does not relate to the employee’s performance, work habits, conduct, ability to meet job standards, or the employee’s compliance with Seattle Bank policies including our code of conduct.

Severance Benefits for Richard M. Riccobono

Under the terms of Mr. Riccobono’s current employment agreement, Mr. Riccobono’s employment is terminated upon the occurrence of any one of the following events:

•	death;

•	incapacitation from illness, accident or other disability and inability to perform his normal duties for a period of 90 consecutive days, upon 30 days’ written notice;

•	expiration of the term of the employment agreement, or any extension or renewal thereof;

•	for cause; or

•	without cause upon notice to Mr. Riccobono, which determination may be made by the Board at any time at the Board’s sole discretion, for any or no reason.

If Mr. Riccobono’s employment is terminated without cause, he is entitled to receive severance pay at a rate equal to his then-current base salary, for a period of 12 months from the date of such termination and continued health insurance benefits for a period of 12 months. No severance payment would be provided if Mr. Riccobono is terminated with cause related to a material breach of the provisions of his employment agreement; or willful, wanton or grossly negligent non-performance or misfeasance of his assigned responsibilities; or dishonest or fraudulent conduct, a deliberate attempt to do an injury to the Seattle Bank, or conduct that materially discredits the Seattle Bank.

Change in Control Benefit for Richard M. Riccobono

If Mr. Riccobono’s employment is terminated as a result of a change of control due to the merger or consolidation of the Seattle Bank with or into another Federal Home Loan Bank, or the liquidation of the Seattle Bank, Mr. Riccobono will be entitled to receive a lump sum severance payment in an amount equal to 24 months of his then-current base salary. In addition, we would pay Mr. Riccobono’s premiums for continued health insurance benefits for a period of 18 months. No other named executive officers have change in control arrangements with us.

Short-Term and Long-Term Cash-Based Incentive Compensation Plans

Named executive officers who retire on or after age 65, or whose combined age and service is at least 70 years, who die or become disabled while still employed by the Seattle Bank, or who are involuntarily terminated without cause during the performance period may receive a prorated lump-sum plan award under our short-term and long-term cash-based incentive compensation plans. In such a case, the president and chief executive officer must nominate the named executive officers for such an award and the GBC Committee must recommend that the Board approve such action. The Executive Committee in its discretion may also recommend that the Board approve the president and chief executive officer to receive such an award.

2007 Post-Employment Compensation

The following table provides post-employment compensation information for each of our named executive officers, assuming termination or a change in control as of December 31, 2007. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, or SERP that are described in “2007 Pension Benefits” and payments under the Thrift BEP described in “2007 Non-Qualified Deferred Compensation”). Our named executive officers would not receive any other special benefits without specific Board action. The amounts identified below for our named executive officers do not include amounts that might be awarded under our cash-based incentive compensation plans because the named executive officers would not be entitled to any such awards without first being nominated for an award by the president and chief executive officer and Board approval. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officers	Months of Severance	Severance (1)	Months of Health & Welfare	Health & Welfare (2)	Outplacement		Total
(in dollars)
Involuntary termination without cause:
Richard M. Riccobono	12.0	$485,000	12.0	$14,690	$		$499,690
Christina J. Gehrke	4.5	86,250	4.5	5,104		4,800	96,154
Vincent L. Beatty	2.0	36,393	2.0	2,448		4,800	43,641
John W. Blizzard	3.0	60,000	3.0	3,672		4,800	68,472
Steve R. Horton	7.5	178,814	7.5	9,181		4,800	192,795
Change in control:
Richard M. Riccobono	24.0	970,000	18.0	22,034			992,034

(1)	Represents continuing payments for the months of severance indicated, except for Mr. Riccobono’s change in control severance, which is a lump sum payment.
(2)	Represents continuing health and welfare payments for the months indicated.

Director Compensation

Compensation for directors was determined and limited in 2000 with the enactment of the GLB Act, subject to adjustments by the Finance Board based on the percentage annual increase in the Consumer Price Index. The maximum compensation limits for 2007 were $29,944 for an FHLBank chairman, $23,955 for a vice chair, and $17,967 for all other directors. Within these limits, for 2007, we set board meeting fees, defined by per-day attendance at a board or committee meeting, including teleconference attendance, at $2,500 for the chairman, $2,000 for the vice chair, and $1,500 for all other directors. Directors are eligible to participate in our deferred compensation plan for the Board. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees.

In addition, during 2007, each director was eligible for reimbursement to attend director training up to $3,000. Directors also are reimbursed for reasonable Seattle Bank-related travel expenses. Total directors’ fees and reimbursed travel expenses paid by us were $510,000 for the year ended December 31, 2007. These fees compensate directors for the time spent reviewing board and committee materials, preparing for board and committee meetings, participating in other board and committee activities, and for attending board and committee meetings.

2007 Director Compensation Table

The following table sets forth the compensation earned by our directors who provided services to us as directors in the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash	Total
(in dollars)
Mike C. Daly, Chairman	$29,944	$29,944
Craig E. Dahl, Vice Chair	23,955	23,955
Les AuCoin (1)	13,500	13,500
Michael A. DeVico (2)	10,500	10,500
Daniel R. Fauske (3)	17,967	17,967
Harold B. Gilkey	16,500	16,500
William V. Humphreys	17,967	17,967
Frederick C. Kiga (1)	6,000	6,000
Russell J. Lau	17,967	17,967
James G. Livingston, PhD (4)	7,500	7,500
William A. Longbrake	17,967	17,967
Michael W. McGowan (1)	10,500	10,500
Cynthia A. Parker (1)	10,500	10,500
Park Price	17,967	17,967
Donald V. Rhodes	17,967	17,967
Jack T. Riggs, M.D. (3)	17,967	17,967
David F. Wilson (5)	10,500	10,500
Gordon Zimmerman	17,967	17,967

(1)	Messrs. AuCoin, Kiga, McGowan, and Ms. Parker were appointed to the Board on April 24, 2007.
(2)	Mr. DeVico departed the Board on May 16, 2007.
(3)	Messrs. Fauske and Riggs, M.D. were re-appointed to the Board on November 5, 2007.
(4)	Dr. Livingston was appointed to the Board on July 26, 2007.
(5)	Mr. Wilson was appointed to the Board on August 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Seattle Bank is a cooperative of which its members own all of the outstanding capital stock, except in limited circumstances, for example, for a period after a member is acquired by a nonmember. As of December 31, 2007, the Seattle Bank had 380 stockholders holding a total of 22,234,858 shares of Class B stock, including 823,450 shares of mandatorily redeemable Class B stock, and 2,874,491 shares of Class A stock.

Five Percent Beneficial Holders

The following table lists the stockholders that beneficially held more than five percent of our outstanding capital stock as of December 31, 2007.

Member Name	Class A Shares Held	Class B Shares Held	Percentage of Total Outstanding Shares
Washington Mutual Bank, F.S.B.	186,873	5,900,469	24.2
1201 3rd Avenue
Seattle, WA 98101

Merrill Lynch Bank, U.S.A.	2,508,982	1,216,018	14.8
15 W. South Temple Street, Suite 300
Salt Lake City, UT 84111

Bank of America Oregon, N.A.		2,493,328	9.9
1001 S.W. 5th Avenue
Portland, OR 97204

Washington Federal Savings and Loan		1,294,534	5.2
425 Pike Street
Seattle, WA 98101

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our elected directors are officers or directors of members that own our capital stock. The following table presents our outstanding capital stock held by members as of December 31, 2007, whose officers or directors served as directors of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percentage of Total Outstanding Shares
Washington Mutual Bank, F.S.B.	William A. Longbrake	186,873	5,900,469	24.2
1201 3rd Avenue
Seattle, WA 98101

Finance Factors, Ltd.	Russell J. Lau (2)		1,031,916	4.1
1164 Bishop Street
Honolulu, HI 96813

Sterling Savings Bank	Harold B. Gilkey		918,967	3.7
111 North Wall Street
Spokane, WA 99201

Zions First National Bank	James G. Livingston, Ph.D. (3)		371,247	1.5
One South Main Street, Suite 1340	Michael DeVico (4)
Salt Lake City, UT 84111

Heritage Bank	Donald V. Rhodes		32,267	*
201 West Fifth Avenue
Olympia, WA 98501

Alaska Pacific Bank	Craig E. Dahl		17,839	*
2094 Jordan Avenue
Juneau, AK 99801

Community Bank	Gordon Zimmerman		15,871	*
123 Highway 93 South
Ronan, MT 59864

Citizens Bank	William V. Humphreys		9,046	*
275 S.W. Third Street
Corvallis, OR 97339

Bank of Idaho	Park Price		5,794	*
399 N. Capital Avenue
Idaho Falls, ID 83402

First State Bank	Mike C. Daly		5,521	*
1405-16th Street
Wheatland, WY 82201

*	Less than one percent
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 977,641 shares of the Seattle Bank’s Class B stock held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau’s wife, is the President and Chief Executive Officer.
(3)	Dr. Livingston was appointed to the Board on July 26, 2007.
(4)	Mr. DeVico departed the Board on May 16, 2007.

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

Our members are limited to voting on the election of those members of our Board who are not appointed by the Finance Board. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance.” The maximum number of votes that a member may cast is capped at the number of shares of capital stock the member was required to hold on December 31 of the preceding year, but no more than the average amount of capital stock required to be held by members in the same state as of that date. In addition, each member is eligible to vote for the open director seats only in the state in which its principal place of business is located. Accordingly, none of the members listed above nor any individual director affiliated with any of such members holds significant voting power over the election of our Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Seattle Bank is a cooperative of members. All of our outstanding capital stock is owned by our members, except in limited circumstances; for example, for a period after a member is acquired by a nonmember. We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our members. In addition, under federal regulation the majority of our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose officers (or affiliates of such officers) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors, officers, or employees serving on our Board (or persons which are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no board representation. All non-ordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Financial Operations and Affordable Housing Committee. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.

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

As of the date of this report, the Seattle Bank has 18 directors, ten of whom were elected by our members and eight of whom were appointed by the Finance Board. None of the directors is an “inside” director. That is, none of the directors is a Seattle Bank employee or officer. Further, the directors are prohibited from personally owning stock or stock options in the Seattle Bank. Each of the elected directors, however, is a senior officer or director of a member of the Seattle Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Board Regulations Regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Seattle Bank at any time during the last five years; acceptance of compensation from the Seattle Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Board’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of January 31, 2008, each of the Seattle Bank’s directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange, or the NYSE, to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GBC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent, as of January 31, 2008.

After applying the NYSE independence standards to each of our directors, the Board determined that, as of January 31, 2008, elected directors Dahl, Daly, Humphreys, Livingston, Price, and Rhodes, and appointed directors AuCoin, Emerson, Fauske, Kiga, Parker, McGowan, Riggs, and Wilson, were independent. Relationships that the Board considered in its determination of independence included: the cooperative nature of the Seattle Bank, the position held by the director at his member institution, the equity position in the Seattle Bank of the director’s financial institution, and the financial transactions with the Seattle Bank of the director’s financial institution (as described in more detail above). The Board determined that none of these were material relationships under the NYSE independence standards.

The Board has a standing Audit and Compliance Committee. The Board determined that Audit and Compliance Committee members Gilkey and Zimmerman were not independent under the NYSE independence standards applicable for audit committee members due to business transacted by the Seattle Bank with member institutions affiliated with such directors. In addition, the Board determined that GBC Committee member Longbrake was not independent under the NYSE independence standards applicable for compensation committee members due to business transacted by Seattle Bank with member institutions affiliated with such directors. However, as stated above, the Board determined that each member of the Audit and Compliance Committee and GBC Committees was independent under the Finance Board’s standards applicable to audit committees. Further, the Board determined that director Dahl was an audit committee financial expert within the meaning of the SEC rules, and as of January 31, 2008, was independent under NYSE independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2007 and 2006, by its principal accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2007	2006
(dollars in thousands)
Audit fees	$1,013	$735
Audit-related fees	100	455
All other fees	15	4

Total	$1,128	$1,194

Audit fees during the years ended December 31, 2007 and 2006 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.

Audit-related fees for the years ended December 31, 2007 and 2006 were for assurance and related services, primarily for the reviews of internal controls over financial reporting and consultations with management as to the accounting treatments of specific products and transactions.

All other fees for the year ended December 31, 2007 and 2006 were for non-attestation advisory services, primarily for presentations in FHLBank System conferences.

The Seattle Bank is exempt from all federal, state, and local taxation on income. No tax fees were paid during the years ended December 31, 2007 and 2006.

On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed by the Audit and Compliance Committee and approved by the Audit and Compliance Committee. At each regular meeting, as necessary, the Audit and Compliance Committee pre-approves specific services to be performed by the Seattle Bank’s auditors. In addition, the chair of the Audit and Compliance Committee has been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s auditors and reports any such pre-approved services to the Audit and Compliance Committee at its next meeting.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

See listing of financial statements as set forth in Part II. Item 8. of this annual report on Form 10-K.

(b)	Exhibits

Exhibit No.	EXHIBITS
3.1	Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006 (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, and February 20, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on February 29, 2008).

10.1*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2*	Separation, Mutual Release and Consulting Agreement between Federal Home Loan Bank and James E. Gilleran, dated as of February 26, 2007, effective May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 28, 2007).

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for President and CEO as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 14, 2007).

10.4*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for Exempt Staff and Officers as of May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 10, 2007).

10.5*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Form 10-K filed with the SEC on March 30, 2007).

10.6*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.7*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.8*	Employment Agreement between Federal Home Loan Bank of Seattle and James E. Gilleran dated as of May 31, 2005 (incorporated by reference to Exhibit 10.6 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

Exhibit No.	EXHIBITS
10.9*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of July 19, 2005, effective as of August 10, 2005 (incorporated by reference to Exhibit 10.7 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.10	Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

10.11*	Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective November 23, 1991 (incorporated by reference to Exhibit 10.11 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.12*	Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective July 1, 1994 (incorporated by reference to Exhibit 10.12 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.13*	Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended, effective March 21, 1997 (incorporated by reference to Exhibit 10.13 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.15	Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.16	Written Agreement between the Federal Home Loan Bank of Seattle and the Federal Housing Finance Board, effective December 10, 2004 [terminated January 11, 2007] (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.17*	Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007.

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation related exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Richard M. Riccobono Richard M. Riccobono President and Chief Executive Officer	Dated: March 28, 2008

By:	/s/ Vincent L. Beatty Vincent L. Beatty Senior Vice President and Chief Financial Officer	Dated: March 28, 2008

By:	/s/ Christina J. Gehrke Christina J. Gehrke Senior Vice President, Chief Accounting and Administrative Officer and Principal Accounting Officer*	Dated: March 28, 2008

*	The Chief Accounting and Administrative Officer for purposes of the Seattle Bank’s disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard M. Riccobono Richard M. Riccobono President and Chief Executive Officer (Principal Executive Officer)	Dated: March 28, 2008

By:	/s/ Christina J. Gehrke Christina J. Gehrke Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer*)	Dated: March 28, 2008

By:	/s/ Vincent L. Beatty Vincent L. Beatty Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Dated: March 28, 2008

By:	/s/ Mike C. Daly Mike C. Daly, Chairman	Dated: March 28, 2008

By:	/s/ Craig E. Dahl Craig E. Dahl, Vice Chair	Dated: March 28, 2008

By:	/s/ Les AuCoin Les AuCoin, Director	Dated: March 28, 2008

By:	/s/ Marianne M. Emerson Marianne M. Emerson, Director	Dated: March 28, 2008

By:	/s/ Daniel R. Fauske Daniel R. Fauske, Director	Dated: March 28, 2008

By:	/s/ Harold B. Gilkey Harold B. Gilkey, Director	Dated: March 28, 2008

By:	/s/ William V. Humphreys William V. Humphreys, Director	Dated: March 28, 2008

By:	/s/ Frederick C. Kiga Frederick C. Kiga, Director	Dated: March 28, 2008

By:	/s/ Russell J. Lau Russell J. Lau, Director	Dated: March 28, 2008

By:	/s/ James G. Livingston James G. Livingston, Ph.D., Director	Dated: March 28, 2008

By:	/s/ William A. Longbrake William A. Longbrake, Director	Dated: March 28, 2008

By:	/s/ Michael W. McGowan Michael W. McGowan, Director	Dated: March 28, 2008

By:	/s/ Cynthia A. Parker Cynthia A. Parker, Director	Dated: March 28, 2008

By:	/s/ Park Price Park Price, Director	Dated: March 28, 2008

By:	/s/ Donald V. Rhodes Donald V. Rhodes, Director	Dated: March 28, 2008

By:	/s/ Jack T. Riggs Jack T. Riggs, M.D., Director	Dated: March 28, 2008

By:	/s/ David F. Wilson David F. Wilson, Director	Dated: March 28, 2008

By:	/s/ Gordon Zimmerman Gordon Zimmerman, Director	Dated: March 28, 2008

*	The Chief Accounting and Administrative Officer for purposes of the Seattle Bank’s disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	EXHIBITS
3.1	Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006 (incorporated by reference to Exhibit 3.2 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, and February 20, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on February 29, 2008).

10.1*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2*	Separation, Mutual Release and Consulting Agreement between Federal Home Loan Bank and James E. Gilleran, dated as of February 26, 2007, effective May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 28, 2007).

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for President and CEO as of January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 14, 2007).

10.4*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for Exempt Staff and Officers as of May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 10, 2007).

10.5*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Form 10-K filed with the SEC on March 30, 2007).

10.6*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.7*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.8*	Employment Agreement between Federal Home Loan Bank of Seattle and James E. Gilleran dated as of May 31, 2005 (incorporated by reference to Exhibit 10.6 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.9*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of July 19, 2005, effective as of August 10, 2005 (incorporated by reference to Exhibit 10.7 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.10	Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

Exhibit No.	EXHIBITS

10.11*	Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective November 23, 1991 (incorporated by reference to Exhibit 10.11 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.12*	Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective July 1, 1994 (incorporated by reference to Exhibit 10.12 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.13*	Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended, effective March 21, 1997 (incorporated by reference to Exhibit 10.13 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.15	Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.16	Written Agreement between the Federal Home Loan Bank of Seattle and the Federal Housing Finance Board, effective December 10, 2004 [terminated January 11, 2007] (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.17*	Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007.

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation related exhibit.