Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Seattle
filed 2008-05-09
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check with a smaller company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of April 30, 2008, the registrant had 3,138,619 shares of Class A stock and 22,306,881 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of March 31, 2008	As of December 31, 2007
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$970	$1,197
Interest-bearing deposits	4,360,097
Federal funds sold	11,398,800	1,551,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $500,000 and $2,524,974) (Note 2)	9,413,134	10,986,895
Advances (Note 3)	37,747,553	45,524,539
Mortgage loans held for portfolio (Note 4)	5,521,119	5,665,570
Accrued interest receivable (Other FHLBanks: $1,641 and $30,896)	261,278	312,405
Premises, software, and equipment, net	12,100	11,985
Derivative assets (Note 7)	89,404	131,487
Other assets	21,124	21,946

Total Assets	$68,825,579	$64,207,024

Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$1,288,442	$963,723
Non-interest bearing		2

Total deposits	1,288,442	963,725

Consolidated obligations, net (Note 5):
Discount notes	20,069,466	14,979,317
Bonds	44,033,148	44,996,227

Total consolidated obligations, net	64,102,614	59,975,544

Mandatorily redeemable capital stock (Note 6)	82,345	82,345
Accrued interest payable	421,541	523,253
Affordable Housing Program (AHP)	24,924	23,025
Payable to Resolution Funding Corporation (REFCORP)	7,843	4,655
Derivative liabilities (Note 7)	105,674	23,381
Other liabilities	33,385	35,203

Total liabilities	66,066,768	61,631,131

Commitments and contingencies (Note 10)
Capital (Note 6)
Capital stock:
Class A capital stock putable ($100 par value) - issued and outstanding shares: 4,438 shares as of March 31, 2008 and 2,874 shares as of December 31, 2007	443,835	287,449
Class B capital stock putable ($100 par value) - issued and outstanding shares: 21,445 shares as of March 31, 2008 and 21,411 shares as of December 31, 2007	2,144,539	2,141,141
Retained earnings	171,857	148,723
Accumulated other comprehensive loss:
Pension benefits	(1,420)	(1,420)

Total capital	2,758,811	2,575,893

Total Liabilities and Capital	$68,825,579	$64,207,024

*	Fair values of held-to-maturity securities were $8,684,931 and $10,747,261 as of March 31, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
(in thousands)
Interest Income
Advances	$424,589	$357,591
Prepayment fees on advances, net	14,471	1,143
Interest-bearing deposits	14,028	31,363
Securities purchased under agreements to resell		6,813
Federal funds sold	72,937	82,884
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $19,697 and $31,504)	111,402	133,299
Mortgage loans held for portfolio	68,446	78,090
Loans to other FHLBanks	14	1

Total interest income	705,887	691,184

Interest Expense
Consolidated obligations - discount notes	145,990	51,687
Consolidated obligations - bonds	485,644	600,645
Deposits	9,255	10,300
Securities sold under agreements to repurchase	3	4
Mandatorily redeemable capital stock and other borrowings	245	90

Total interest expense	641,137	662,726

Net Interest Income	64,750	28,458
Other Income (Loss)
Service fees	449	404
Net realized loss from sale of held-to-maturity securities		(2,351)
Net gain (loss) on derivatives and hedging activities	6,001	(1,187)
Net realized (loss) gain on early extinguishment of consolidated obligations	(16,177)	327
Other (loss) income, net	(106)	25

Total other loss	(9,833)	(2,782)

Other Expense
Operating:
Compensation and benefits	6,358	5,657
Other operating	4,512	4,434
Federal Housing Finance Board	503	447
Office of Finance	470	405
Other	165	316

Total other expense	12,008	11,259

Income Before Assessments	42,909	14,417
Assessments
AHP	3,528	1,185
REFCORP	7,876	2,647

Total assessments	11,404	3,832

Net Income	$31,505	$10,585

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Three Months Ended March 31, 2008 and 2007
	Class A Capital Stock*			Class B Capital Stock*		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value		Shares	Par Value
(in thousands)
Balance as of December 31, 2006		$		21,410	$2,140,997	$92,397	$(2,090)	$2,231,304
Proceeds from sale of capital stock	5		485	28	2,775			3,260
Net shares reclassified to mandatorily redeemable capital stock				(130)	(12,997)			(12,997)
Comprehensive income:
Net income						10,585		10,585

Total comprehensive income						10,585		10,585
Dividends on capital stock:
Cash						(2,138)		(2,138)

Balance as of March 31, 2007	5		$485	21,308	$2,130,775	$100,844	$(2,090)	$2,230,014

Balance as of December 31, 2007	2,874		$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	2,534		253,387	34	3,398			256,785
Repurchases of capital stock	(970)		(97,001)					(97,001)
Comprehensive income:
Net income						31,505		31,505

Total comprehensive income						31,505		31,505
Dividends on capital stock:
Cash						(8,371)		(8,371)

Balance as of March 31, 2008	4,438		$443,835	21,445	$2,144,539	$171,857	$(1,420)	$2,758,811

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
(in thousands)
Operating Activities
Net income	$31,505	$10,585

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,548	26,159
Change in net fair value adjustment on derivative and hedging activities	75,941	(27,694)
Loss (gain) on extinguishment of consolidated obligations	16,158	(327)
Loss on sale of held-to-maturity securities		2,351
Other	131	9
Net change in:
Accrued interest receivable	51,126	74,993
Other assets	6,661	210
Accrued interest payable	(102,020)	20,409
Other liabilities	2,949	(2,309)

Total adjustments	55,494	93,801

Net cash provided by operating activities	86,999	104,386

Investing Activities
Net change in:
Interest-bearing deposits	(4,360,446)	(708,000)
Securities purchased under agreements to resell		(500,000)
Federal funds sold	(9,847,800)	(6,336,000)
Premises, software and equipment	(542)	(86)
Held-to-maturity securities:
Net increase in short-term	(99,754)	(98,717)
Proceeds from maturities	2,272,191	1,850,688
Proceeds from sales		747,649
Purchases of long-term	(597,666)	(461,120)
Advances:
Proceeds	39,055,516	20,591,791
Made	(31,049,733)	(18,271,431)
Mortgage loans held for portfolio:
Principal collections	141,289	176,000
Recoveries	6

Net cash used in investing activities	(4,486,939)	(3,009,226)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2008		2007
(in thousands)
Financing Activities
Net change in:
Deposits		$331,838	$71,917
Net proceeds from issuance of consolidated obligations:
Discount notes		264,620,585	106,534,846
Bonds		13,182,044	11,854,719
Payments for maturing and retiring consolidated obligations:
Discount notes		(259,531,300)	(103,423,094)
Bonds		(14,355,071)	(12,134,185)
Proceeds from issuance of capital stock		256,785	3,260
Payments for interest on mandatorily redeemable capital stock		204
Payments for repurchase of capital stock		(97,001)
Cash dividends paid		(8,371)	(2,138)

Net cash provided by financing activities		4,399,713	2,905,325

Net (decrease) increase in cash and cash equivalents		(227)	485
Cash and cash equivalents at beginning of the period		1,197	1,119

Cash and cash equivalents at end of the period		$970	$1,604

Supplemental Disclosures
Interest paid		$742,954	$642,317
AHP payments		$1,627	$2,006
REFCORP payments		$4,687	$1,549
Real estate owned	$		$173

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1.	Summary of Significant Accounting Policies, Adoptions of Accounting Principles, and Recently Issued Accounting Standards and Interpretations

General

Basis of Reporting

These unaudited financial statements and condensed notes should be read in conjunction with the 2007 audited financial statements and related notes, or the 2007 Audited Financials, included in the 2007 annual report on Form 10-K of the Federal Home Loan Bank of Seattle, or Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the financial statements as of December 31, 2007 and for the three months ended March 31, 2007 have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2008. Cash collateral and associated interest payable on such collateral totaling $34.0 million and $184,000 previously shown as deposits and interest payable have been reclassified as a reduction to derivative assets on the 2007 Statements of Condition. The net change in short-term held-to-maturity securities has been separated from changes in long-term held-to-maturity securities on the Statement of Cash Flows for the three months ended March 31, 2007.

Adoptions of Accounting Principles and Recently Issued Accounting Standards and Interpretations

SFAS 157. Fair Value Measurements and SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 157 defines fair value, establishes a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines “fair value” as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. We did not elect to record any financial assets or liabilities at fair value upon implementation of SFAS 159. Although we changed our fair value measurement methodology on a number of our financial assets and liabilities, including advances and consolidated obligations, as discussed in detail in Note 8 below, the implementation of SFAS 157 and SFAS 159 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

FIN 39-1. Amendment of FASB Interpretation No. 39

Effective January 1, 2008, we implemented Financial Accounting Standards Board, or FASB, Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Our adoption of the netting methodology in FSP FIN 39-1 did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS 161. Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Specifically, an entity will be required to disclose: (i) the fair values of derivative instruments and their gains and losses in a tabular format; (ii) derivative features that are credit risk–related; and (iii) cross-references within footnotes to financial statements to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank), with early application allowed. We have not yet determined the effect that the adoption of this statement will have on our financial condition, results of operations, or cash flows.

Note 2.	Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 5 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Major Security Types

The following table summarizes our held-to-maturity securities as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Commercial paper	$99,974	$	$(6)	$99,968
Other U.S. agency obligations*	82,589	1,998		84,587
Government-sponsored enterprises**	880,462	55,143		935,605
Other FHLBanks’ consolidated obligations	500,000	2,890		502,890
State or local housing agency obligations	6,555	7		6,562

Subtotal	1,569,580	60,038	(6)	1,629,612

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,789,943	2,534	(34,230)	1,758,247
Other U.S. agency obligations	5,374	61		5,435
Other****	6,048,237	335	(756,935)	5,291,637

Subtotal	7,843,554	2,930	(791,165)	7,055,319

Total	$9,413,134	$62,968	$(791,171)	$8,684,931

	As of December 31, 2007
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations*	$89,082	$2,135	$(4)	$91,213
Government-sponsored enterprises**	882,059	37,050	(3,732)	915,377
Other FHLBanks’ consolidated obligations	2,524,974		(8,277)	2,516,697
State or local housing agency obligations	8,889	31		8,920

Subtotal	3,505,004	39,216	(12,013)	3,532,207

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,713,800	1,374	(46,972)	1,668,202
Other U.S. agency obligations	5,592	37		5,629
Other****	5,762,499	749	(222,025)	5,541,223

Subtotal	7,481,891	2,160	(268,997)	7,215,054

Total	$10,986,895	$41,376	$(281,010)	$10,747,261

*	Primarily consist of Government National Mortgage Association, or Ginnie Mae, and/or Small Business Association, or SBA, investment pools.
**

Primarily consist of securities issued by Federal Home Loan Mortgage Corporation, or Freddie Mac, Federal National Mortgage Association, or Fannie Mae, and/or the Tennessee Valley Authority, which are not obligations of the U.S. government.

***	Primarily consist of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
****	Primarily consist of private-label mortgage-backed securities.

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $26.5 million and $29.9 million as of March 31, 2008 and December 31, 2007.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of March 31, 2008, we did not have any securities pledged as collateral to broker-dealers that they cannot sell or repledge.

As of March 31, 2008 and December 31, 2007, we held $261.2 million and $361.3 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock, or members with a representative serving on our Board of Directors, or Board. For additional information see Note 9.

Other Federal Home Loan Banks’ Consolidated Obligations

The following table details our consolidated obligations of other Federal Home Loan Banks, or FHLBanks, by primary obligor as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Other FHLBanks’ Consolidated Obligations	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
FHLBank of Des Moines	$500,000	$502,890	$1,879,974	$1,873,764
FHLBank of San Francisco			645,000	642,933

Total	$500,000	$502,890	$2,524,974	$2,516,697

Mortgage-Backed Securities

Our mortgage-backed security portfolio consists of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We regularly purchase credit enhancements to further reduce our risk of loss on such securities. Credit enhancement can take the form of overcollateralization, subordination, excess spread, or the support of third-party guarantees.

Previously, Federal Housing Finance Board, or Finance Board, regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security was purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately. Pursuant to the Finance Board’s resolution, the limit on the FHLBanks' mortgage-backed securities purchases would increase from 300% of a bank’s regulatory capital to 600% for two years. This resolution requires a FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 consistent with, and subsequent to, federal bank regulatory guidance on nontraditional and subprime mortgage lending.

Our investment in mortgage-backed securities represented 275.9% and 281.3% of our regulatory capital as of March 31, 2008 and December 31, 2007, and reflects our strategy of increasing interest income while staying within regulatory limits for investing in these types of higher-yield securities.

Our investments in private issuer mortgage-backed securities are rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s and Standard & Poor’s, at purchase date. The following table summarizes our private issuer mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of March 31, 2008. The weighted-average credit enhancement is the amount of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of March 31, 2008
	Prime		Alt-A
AAA-Rated Private Issuer Investments	Par Value	Percent Average Credit Enhancement	Par Value	Percent Average Credit Enhancement	Total
(in thousands, except percentages)
Year of Issuance:
2003 and earlier	$1,181,708	6.7	484,992	6.9	$1,666,700
2004	301,716	5.5	251,261	5.9	552,977
2005	8,098	13.7	326,650	38.2	334,748
2006			1,128,529	47.2	1,128,529
2007			1,930,886	38.5	1,930,886
2008			445,377	36.4	445,377

Total par value	$1,491,522	6.5	$4,567,695	35.3	$6,059,217

Temporary Impairment

We regularly evaluate our held-to-maturity securities for other-than-temporary impairments. Our evaluation process includes monitoring of credit ratings and statistics, such as current credit subordination, delinquency rates, loss rates, and changes in ratings of subordinate tranches. We perform stress testing on the individual securities in our held-to-maturity portfolio based on liquidation rate, loss severity levels, constant prepayment rate, and months to liquidation of the underlying collateral. We also consider credit enhancements.

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Commercial paper	$99,968	$(6)	$		$		$99,968	$(6)
Other U.S. agency obligations*				265			265

Subtotal	99,968	(6)		265			100,233	(6)

Mortgage-Backed Securities:
Government-sponsored enterprises ***	333,723	(4,113)		1,188,914		(30,117)	1,522,637	(34,230)
Other****	3,106,467	(612,120)		1,956,290		(144,815)	5,062,757	(756,935)

Subtotal	3,440,190	(616,233)		3,145,204		(174,932)	6,585,394	(791,165)

Total	$3,540,158	$(616,239)		$3,145,469		$(174,932)	$6,685,627	$(791,171)

	As of December 31, 2007
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations*	$1,698	$(4)	$		$		$1,698	$(4)
Government-sponsored enterprises**				490,326		(3,732)	490,326	(3,732)
Other FHLBanks’ consolidated obligations				2,516,697		(8,277)	2,516,697	(8,277)

Subtotal	1,698	(4)		3,007,023		(12,009)	3,008,721	(12,013)

Mortgage-Backed Securities:
Government-sponsored enterprises***	5,549	(57)		1,351,990		(46,915)	1,357,539	(46,972)
Other****	3,278,675	(172,184)		1,902,057		(49,841)	5,180,732	(222,025)

Subtotal	3,284,224	(172,241)		3,254,047		(96,756)	6,538,271	(268,997)

Total	$3,285,922	$(172,245)		$6,261,070		$(108,765)	$9,546,992	$(281,010)

*	Primarily consist of Ginnie Mae and/or SBA investment pools.
**	Primarily consist of securities issued by Freddie Mac, Fannie Mae, and/or the Tennessee Valley Authority, which are not obligations of the U.S. government.
***	Primarily consist of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
****	Primarily consist of private-label mortgage-backed securities.

The gross unrealized losses on our held-to-maturity portfolio as of March 31, 2008 and December 31, 2007 were related to declining market values as a result of the volatility in the global financial market and, particularly, the U.S. credit market. As of March 31, 2008, 182 of our investment positions had gross unrealized losses totaling $791.2 million, with the total estimated fair value of these positions approximating 89.4% of their carrying value. Of these 182 positions, 109 positions had gross unrealized losses for at least 12 months. As of December 31, 2007, 185 of our investment positions had gross unrealized losses totaling $281.0 million, with the total estimated fair value of these positions approximating 97.1% of their carrying value. Of these 185 positions, 118 positions had gross unrealized losses for at least 12 months. We reviewed our investment security holdings as of March 31, 2008 and December 31, 2007 and determined that all unrealized losses reflected above were temporary, based, in part, on the creditworthiness of the issuers and the underlying collateral. Furthermore, we have both the ability and the intent to hold such securities until we recover the unrealized losses in fair value.

Losses on the Sale of Held-to-Maturity Securities

There were no sales of held-to-maturity securities in the three months ended March 31, 2008. We recorded net realized losses of $2.4 million on sales of held-to-maturity securities during the three months ended March 31, 2007. The proceeds received of $747.6 million on the sales of held-to-maturity securities in the first three months of 2007 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3.	Advances

For accounting policies and additional information concerning advances, see Note 6 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Redemption Terms

We had advances outstanding, including Affordable Housing Program, or AHP, advances, at interest rates ranging from 1.76% to 8.62% as of March 31, 2008 and 1.78% to 8.62% as of December 31, 2007. As of March 31, 2008 and December 31, 2007, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted-average interest rate of our advances by term-to-maturity as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$19,799,364	3.39	$24,686,967	4.84
Due after one year through two years	8,874,174	3.30	13,032,053	4.95
Due after two years through three years	2,310,740	3.94	2,227,761	4.94
Due after three years through four years	1,442,674	4.36	955,383	4.96
Due after four years through five years	1,643,061	3.75	1,412,059	4.60
Thereafter	3,281,394	4.47	3,042,967	4.62

Total par value	37,351,407	3.55	45,357,190	4.86

Commitment fees	(884)		(919)
Discount on AHP advances	(199)		(217)
Discount on advances	(5,609)		(5,996)
SFAS 133 hedging adjustments	402,838		174,481

Total	$37,747,553		$45,524,539

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee, which may be zero, is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.”

We make putable advances, which we have a right to terminate at par and at our discretion. We had putable advances outstanding of $4.8 billion and $4.2 billion as of March 31, 2008 and December 31, 2007. Convertible advances are initially variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We also have the option on specified dates to cancel the advance with the member. We had convertible advances of $370.0 million outstanding as of March 31, 2008 and December 31, 2007.

Concentration Risk

Our credit risk from advances is concentrated among commercial banks and savings institutions. As of March 31, 2008, two of our members had advances totaling 50.6% of the par value of our outstanding advances (Washington Mutual Bank, F.S.B. with 32.3% and Bank of America Oregon, N.A. with 18.3%). As of December 31, 2007, three of our members had advances totaling 63.0% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). As of March 31, 2007, two of our members had advances representing 54.2% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 41.3% and Washington Mutual Bank, F.S.B with 12.9%). The income from advances to these member institutions totaled $194.5 million and $196.7 million for the three months ended March 31, 2008 and 2007. We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of March 31, 2008 or December 31, 2007.

Interest-Rate Payment Terms

The following table summarizes advances by interest-rate payment terms as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Interest Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed interest rate	$22,832,840	61.1	$18,193,661	40.1
Variable interest rate	14,148,567	37.9	26,793,529	59.1
Floating-to-fixed convertible rate	370,000	1.0	370,000	0.8

Total par value	$37,351,407	100.0	$45,357,190	100.0

Note 4.	Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

As of March 31, 2008 and December 31, 2007, 86.8% and 86.7% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of March 31, 2008 and December 31, 2007. For more information, see Note 9.

The following table summarizes information on our mortgage loans held for portfolio as of March 31, 2008 and December 31, 2007.

Mortgage Loans Held for Portfolio	As of March 31, 2008	As of December 31, 2007
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family mortgage loans	$842,570	$878,856
Fixed interest-rate, long-term, single-family mortgage loans	4,658,318	4,763,321

Total loan principal	5,500,888	5,642,177
Premiums	57,223	61,437
Discounts	(36,992)	(38,044)

Total	$5,521,119	$5,665,570

*	Medium-term is defined as a term of 15 years or less.

The principal balance of mortgage loans held for portfolio as of March 31, 2008 and December 31, 2007 was comprised of government-insured mortgage loans totaling $228.4 million and $236.5 million and conventional mortgage loans totaling $5.3 billion and $5.4 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of March 31, 2008 and December 31, 2007.

As of March 31, 2008, we had $31.5 million of mortgage loans delinquent 90 days or more, compared to $31.3 million as of December 31, 2007, and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of March 31, 2008 and December 31, 2007, we held no impaired mortgage loans. Based on our analysis of the mortgage loan portfolio, as of March 31, 2008, we have determined that the credit enhancement provided by our members, including the lender risk account and supplemental mortgage insurance, is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary. See Note 11.

As of March 31, 2008 and December 31, 2007, the Seattle Bank had 22 and 13 mortgage loans totaling $2.8 million and $2.5 million in foreclosure.

Note 5.	Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations, see Note 11 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The following table summarizes the book value, net of discounts and concessions, book value, and weighted-average interest rate for our consolidated discount notes as of March 31, 2008 and December 31, 2007.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of March 31, 2008	$20,069,466	$20,106,344	2.48

As of December 31, 2007	$14,979,317	$15,060,643	4.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds outstanding by term-to-maturity as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$21,429,250	3.47	$13,686,340	4.48
Due after one year through two years	4,668,575	4.31	12,357,355	4.76
Due after two years through three years	3,122,985	4.53	4,270,180	4.81
Due after three years through four years	2,348,050	4.72	1,912,965	5.01
Due after four years through five years	3,904,500	4.77	3,757,000	5.08
Thereafter	8,309,340	5.28	8,949,140	5.39

Total par value	43,782,700	4.16	44,932,980	4.84
Premiums	19,446		21,693
Discounts	(36,509)		(41,629)
SFAS 133 hedging adjustments	267,511		83,183

Total	$44,033,148		$44,996,227

The amounts in the above table include consolidated obligation bond transfers of $1.4 billion and $1.5 billion par value from the FHLBank of Chicago and $10.0 million and $10.0 million par value from the FHLBank of New York as of March 31, 2008 and December 31, 2007, as well as the transfer of $50.0 million par value from the FHLBank of Pittsburgh as of December 31, 2007. These transfers included associated original bond discounts of $33.5 million and $33.7 million as of March 31, 2008 and December 31, 2007. In addition, in 2007, we transferred consolidated obligations of $225.0 million in par value to the FHLBank of San Francisco. This transfer included associated bond discounts of $3.5 million.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of March 31, 2008 and December 31, 2007.

Par Value of Consolidated Obligation Bonds	As of March 31, 2008	As of December 31, 2007
(in thousands)
Non-callable and non-putable	$29,778,520	$25,686,450
Callable	14,004,180	19,246,530

Total par value	$43,782,700	$44,932,980

The following table summarizes the par value of consolidated obligation bonds outstanding by term-to-maturity or next call date as of March 31, 2008 and December 31, 2007.

Term-to-Maturity or Next Call Date	As of March 31, 2008	As of December 31, 2007
(in thousands)
Due in one year or less	$31,497,430	$26,264,320
Due after one year through two years	4,690,575	11,216,355
Due after two years through three years	1,597,985	1,718,180
Due after three years through four years	493,050	562,965
Due after four years through five years	1,344,500	1,212,000
Thereafter	4,159,160	3,959,160

Total par value	$43,782,700	$44,932,980

Interest-Rate Payment Terms

The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of March 31, 2008 and December 31, 2007.

Interest Rate Payment Terms	As of March 31, 2008	As of December 31, 2007
(in thousands)
Fixed interest rate	$32,276,700	$36,856,980
Variable interest rate	11,426,000	8,026,000
Range interest rate	80,000	50,000

Total par value	$43,782,700	$44,932,980

Note 6.	Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Capital Requirements

As of March 31, 2008 and December 31, 2007, we were in compliance with our capital rules and requirements. In addition, for regulatory purposes, mandatorily redeemable stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of March 31, 2008		As of December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital*	$1,523,327	$2,398,741	$799,564	$2,372,209
Total capital-to-assets ratio	4.00%	4.13%	4.00%	4.14%
Total regulatory capital	$2,753,023	$2,842,576	$2,568,281	$2,659,658
Leverage capital-to-assets ratio	5.00%	5.87%	5.00%	5.99%
Leverage capital	$3,441,279	$4,041,947	$3,210,351	$3,845,763

*	Excludes Class A stock

Supervisory Capital Requirements

On January 11, 2007, the Finance Board terminated the agreement, which we refer to as the Written Agreement, between the Seattle Bank and the Finance Board dated December 10, 2004. Subsequently, on January 26, 2007, our Board authorized us to lower our minimum capital-to-assets ratio to 4.05% from 4.25%, which had been in effect since May 2005 as part of the Written Agreement. We were in compliance with the applicable supervisory capital requirements as required for the three months ended March 31, 2008 and in 2007.

Mandatorily Redeemable Capital Stock

As of March 31, 2008 and December 31, 2007, 21 members and former members had requested redemptions of $82.3 million in Class B stock, which is subject to mandatory redemption with a five-year waiting period from the time of the request. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.

Dividends

Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and in December 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance of a stock dividend, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of March 31, 2008 and December 31, 2007, we had excess stock of $772.5 million and $583.5 million or 1.1% and 0.9% of our total assets.

In addition, to meet the Finance Board’s conditions for the acceptance of our business plan following the execution of the Written Agreement, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision.

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006 with certain dividend parameters. The dividend parameters identified in the waiver generally provide that dividend payments may not exceed 50% of year-to-date GAAP net income. For additional information on the parameters of the dividend waiver, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” of our 2007 annual report on Form 10-K.

The dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision removing such limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

Capital Concentration

As of March 31, 2008, two members, Washington Mutual Bank, F.S.B., and Merrill Lynch Bank USA, collectively held 37.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, these same members collectively held 39.1% of our total outstanding capital stock, including mandatorily redeemable capital stock. See Note 9 for additional information. No other member held more than 10% of our outstanding capital stock and mandatorily redeemable capital stock as of these dates.

Note 7.	Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 8 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

For the three months ended March 31, 2008 and 2007, we recorded a $6.0 million net gain and a $1.2 million net loss on derivatives and hedging activities in other income. The $6.0 million net gain for the three months ended March 31, 2008 was comprised of a $2.6 million net gain on fair value hedges and a $3.4 million net gain on economic hedges. The $1.2 million net loss for the three months ended March 31, 2007 was comprised of a $942,000 net loss on fair value hedges and a $245,000 net loss on economic hedges. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the three months ended March 31, 2008 and 2007.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps:
Fair value	$31,425,892	$(121,958)	$27,837,402	$(77,628)
Economic	700,000	(107)	726,000	(393)
Interest-rate swaptions:
Economic			200,000	2,920
Interest-rate caps/floors:
Fair value	80,000	63	140,000	202
Economic	410,000	3,064	450,000	1,805

Total derivatives excluding interest	$32,615,892	(118,938)	$29,353,402	(73,094)

Accrued interest		143,811		215,405
Cash collateral held from counterparty		(41,143)		(34,205)

Net derivative balances		$(16,270)		$108,106

Derivative balances:
Assets		$89,404		$131,487
Liabilities		(105,674)		(23,381)

Net derivative balances		$(16,270)		$108,106

The fair values of bifurcated embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $97,000 in unrealized net loss related to $125.0 million in consolidated obligation bonds outstanding as of March 31, 2008. This compares to $396,000 in unrealized net gain related to $125.0 million in consolidated obligation bonds outstanding as of December 31, 2007.

Note 8.	Estimated Fair Value

As discussed in Note 1 above, we adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. We record derivatives at fair value.

Under SFAS 157, fair value is a market-based measurement and defined as the price that would be received for selling an asset, or paid for transferring a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS

159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. We did not elect to record any financial assets and liabilities at fair value upon implementation of SFAS 159.

For accounting policies and additional information concerning estimated fair values, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates” in this report.

Financial Asset and Financial Liability Valuation Methodologies

Outlined below are the valuation methodologies for our financial assets and financial liabilities.

Cash and Due From Banks

The estimated fair value approximates the recorded book value.

Interest-Bearing Deposits and Held-to-Maturity Securities

The estimated fair value is determined by each security’s quoted price, excluding accrued interest, as of the last business day of the period. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Funds Sold

The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Advances

The estimated fair value of advances is determined by calculating the present value of expected future cash flows from the advances excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period adjusted for an insignificant target spread. The change to this valuation methodology resulted in a $34.3 million unrealized market value loss at adoption of SFAS 157 on January 1, 2008.

Under the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Mortgage Loans Held for Portfolio

The estimated fair values for mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable

The estimated fair value is the recorded book value.

Derivative Assets and Liabilities

We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices excluding accrued interest receivable and payable. The estimated fair value is based on the London Interbank Offered Rate, or LIBOR, swap curve and forward interest rates at period end, and for interest-rate exchange agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. Our valuation methodology uses discounted cash flows. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Deposits

We determine estimated fair values of member institutions’ deposits with fixed interest rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate fair values based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs. We determine the fair value of our consolidated obligations by calculating the present value of expected future cash flows discounted by the obligation/discount note curve published by the Office of Finance, excluding the amount of accrued interest. The discount rates used are the consolidated obligation rates for instruments with similar terms.

Mandatorily Redeemable Capital Stock

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

Commitments

The estimated fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Fair Value Hierarchy

SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. The objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price). In order to determine the fair value, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

To increase consistency and comparability in fair value measures, the fair value hierarchy prioritizes the inputs used in valuation techniques to measure fair value into three broad levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,

•	Level 2 – directly or indirectly observable inputs other than quoted prices, and

•	Level 3 – unobservable inputs.

A finance instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We categorized our derivative assets and liabilities, which are our only financial assets and liabilities recorded at fair value on our Statements of Condition, as level 2 because the inputs to the valuation methodology used to measure the fair value of these assets and liabilities include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

The following table presents for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on our Statement of Condition as of March 31, 2008.

	As of March 31, 2008
Fair Value Hierarchy	Total	Level 1	Level 2	Level 3	Netting Adjustment *
(in thousands)
Derivative assets	$89,404	$	$464,783	$	$(375,379)

Total assets at fair value	$89,404	$	$464,783	$	$(375,379)

Derivative liabilities	$(105,674)	$	$(439,831)	$	$334,157

Total liabilities at fair value	$(105,674)	$	$(439,831)	$	$334,157

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. Cash collateral plus accrued interest totaled $41.2 million as of March 31, 2008.

We review the fair value hierarchy classification for our derivatives assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in or out at fair value in the quarter in which the changes occur.

Fair Value Summary Tables

The following tables summarize the carrying value and estimated fair values of our financial instruments as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
Estimated Fair Values	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$970	$		$970
Interest-bearing deposits	4,360,097		444	4,360,541
Federal funds sold	11,398,800		1,220	11,400,020
Held-to-maturity securities	9,413,134		(728,203)	8,684,931
Advances	37,747,553		126,826	37,874,379
Mortgage loans held for portfolio	5,521,119		(26,716)	5,494,403
Accrued interest receivable	261,278			261,278
Derivative assets	89,404			89,404
Financial Liabilities
Deposits	(1,288,442)		(27)	(1,288,469)
Consolidated obligations, net:
Discount notes	(20,069,466)		1,185	(20,068,281)
Bonds	(44,033,148)		(467,132)	(44,500,280)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(421,541)			(421,541)
Derivative liabilities	(105,674)			(105,674)
Other
Commitments to extend credit for advances	(884)			(884)
Commitments to issue consolidated obligations			3,106	3,106

	As of December 31, 2007
Estimated Fair Values	Carrying Value	Net Unrealized (Losses) Gains		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,197	$		$1,197
Federal funds sold	1,551,000			1,551,000
Held-to-maturity securities	10,986,895		(239,634)	10,747,261
Advances	45,524,539		142,811	45,667,350
Mortgage loans held for portfolio	5,665,570		(108,788)	5,556,782
Accrued interest receivable	312,405			312,405
Derivative assets	131,487			131,487
Financial Liabilities
Deposits	(963,725)			(963,725)
Consolidated obligations:
Discount notes	(14,979,317)		1,326	(14,977,991)
Bonds	(44,996,227)		(255,779)	(45,252,006)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(523,253)			(523,253)
Derivative liabilities	(23,381)			(23,381)
Other
Commitments to extend credit for advances	(919)			(919)
Commitments to issue consolidated obligations			1,739	1,739

Note 9.	Transactions with Related Parties and other FHLBanks

Transactions with Members

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

For purposes of these financial statements, we define related parties as those members with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member also has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our board.

In addition, we have investments in federal funds sold, interest-bearing deposits, and mortgage-backed securities with members or their affiliates. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers. In the past, we also entered into offsetting interest-rate exchange agreements, acting as an intermediary between offsetting derivative transactions with members and other counterparties; however, we discontinued offering this service as a standard product in mid-2004. These transactions were also executed at market rates.

For member transactions related to:

•	concentration of investments in held-to-maturity securities purchased from members or affiliates of certain members, see Note 2;

•	concentration associated with advances, see Note 3;

•	concentration associated with mortgage loans held for portfolio, see Note 4; and

•	concentration associated with capital stock, see Note 6.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of March 31, 2008 and December 31, 2007.

Assets and Liabilities with Members and Affiliates	As of March 31, 2008	As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$188	$206
Interest-bearing deposits	623,000
Federal funds sold	799,000
Held-to-maturity securities	2,255,769	2,309,980
Advances*	37,706,866	45,475,763
Mortgage loans held for portfolio	5,502,929	5,646,637
Accrued interest receivable	209,605	254,811
Derivative assets	17,843	48,607

Total Assets	$47,115,200	$53,736,004

Liabilities
Deposits	$1,270,066	$980,814
Mandatorily redeemable capital stock	67,978	67,978
Derivative liabilities	41,941	163
Other liabilities	21,552	20,731

Total liabilities	$1,401,537	$1,069,686

Other
Notional amount of derivatives	$7,896,875	$12,721,859
Letters of credit	$208,585	$160,810
* Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Members and Affiliates	2008	2007
(in thousands)
Interest Income
Advances*	$424,212	$353,601
Prepayment fees on advances	14,471	1,143
Interest-bearing deposits	2,052
Federal funds sold	3,080	5,989
Held-to-maturity securities	25,394	25,341
Mortgage loans held for portfolio	68,218	80,260
Other income	14

Total interest income	537,441	466,334

Interest Expense
Deposits	9,096	10,040
Consolidated obligations*	(9,510)	3,449
Mandatorily redeemable capital stock	202	76

Total interest expense	(212)	13,565

Net Interest Income	$537,653	$452,769

Other Income (Loss)
Service fees	$449	$404
Net gain (loss) on derivatives and hedging activities	2,822	(3,367)
Other income (loss)	7	(25)

Total other income (loss)	$3,278	$(2,988)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties

Assets and Liabilities with Related Parties	As of March 31, 2008	As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$	$206
Held-to-maturity securities	261,199	361,296
Advances*	17,138,550	32,780,783
Mortgage loans held for portfolio	4,783,901	4,912,130
Accrued interest receivable	103,249	195,820
Derivative assets	9,722	9,691

Total Assets	$22,296,621	$38,259,926

Liabilities
Deposits	$89,223	$24,520
Other liabilities	19,246	18,469

Total liabilities	$108,469	$42,989

Other
Notional amount of derivatives	$2,006,000	$5,218,800
Letters of credit	$31,753	$3,561
* Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2008	2007
(in thousands)
Interest Income
Advances*	$199,598	$232,628
Prepayment fees on advances	13,777
Federal funds sold	55	2,934
Held-to-maturity securities	2,830	5,278
Mortgage loans held for portfolio	59,156	72,932

Total interest income	275,416	313,772

Interest Expense
Deposits	372	285
Consolidated obligations*	(1,818)	101

Total interest expense	(1,446)	386

Net Interest Income	$276,862	$313,386

Other Income (Loss)
Net gain (loss) on derivatives and hedging activities	$397	$(1,525)
Other income		4

Total other income (loss)	$397	$(1,521)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Other FHLBanks

Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers to or from other FHLBanks, see Note 5.

Note 10.	Commitments and Contingencies

For accounting policies and additional information concerning commitments and contingencies, see Note 17 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of March 31, 2008 and December 31, 2007. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.2 trillion as of March 31, 2008 and December 31, 2007.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2008 or in the year ended December 31, 2007.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $19.7 million and $21.1 million as of March 31, 2008 and December 31, 2007. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $208.6 million and $160.8 million as of March 31, 2008 and December 31, 2007 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for bond purchases were $54.5 million as of March 31, 2008 and $56.0 million as of December 31, 2007. We have not purchased any bonds under this agreement.

As of March 31, 2008 and December 31, 2007, we had no investments that had been traded but not settled. As of March 31, 2008, we had $515.0 million in agreements outstanding to issue consolidated obligation bonds. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

Note 11.	Subsequent Events

In April 2008, following our quarterly review of excess capital stock balances, we repurchased $168.9 million of Class A stock from our members.

On April 8, 2008, Standard & Poor’s lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation, or MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies. We are currently evaluating the need for alternative supplemental insurance on our mortgage loan portfolio.

On April 28, 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not allow the bank to repurchase excess Class B stock at this time. We retain the ability to redeem Class B stock following the expiration of the statutory five-year redemption period, and there are no restrictions on our ability to repurchase Class A stock.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	significant changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-based assets relative to other financial instruments;

•

withdrawal of one or more large members, significant increases or decreases in business from or change in business of large members, unexpected demand for liquidity from our large members, or consolidation among our members;

•	adverse changes in the market prices or credit quality of our financial instruments or our failure to effectively hedge these instruments;

•	changes in local and national economic conditions;

•	competition from other alternative sources of funding available to our members, including other Federal Home Loan Banks, or FHLBanks;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Federal Housing Finance Board, or Finance Board, and the Office of Finance, or collectively the FHLBank System;

•	changes in investor demand for consolidated obligations or changes in our ability to participate in the issuance of consolidated obligations;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	failure to satisfy hedge accounting criteria under the accounting principles generally accepted in the United States, or U.S. GAAP, in hedging our interest-rate risk;

•	our members’ willingness to do business with us despite limitations on our payment of dividends and continuing restrictions on repurchases of excess Class B stock;

•	legislative or regulatory changes or actions initiated by the Finance Board, or other body, that could cause us to modify our current structure, policies, or business operations;

•	changes in accounting rules or in the interpretation of existing accounting rules; and

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

Overview

This discussion and analysis reviews our financial condition as of March 31, 2008 and December 31, 2007 and our results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with our 2007 annual report on Form 10-K, including “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements,” and “Item 1. Financial Statements” in this report.

Our financial condition as of March 31, 2008 and operating results for the three months ended March 31, 2008 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2008 or for any future dates or periods.

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

Our revenues primarily are derived from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, with market interest-rate changes and yield-curve shifts having the greatest impact on our performance.

Recent Developments

In April 2008, following our quarterly review of excess capital stock balances, we repurchased $168.9 million of Class A stock from our members.

In April 2008, the Board declared a $0.80 per share dividend on average Class A stock outstanding during the first quarter of 2008 and a $0.35 per share dividend on average Class B stock outstanding during the first quarter of 2008. The dividend will be paid prior to the end of May 2008.

On April 8, 2008, Standard & Poor’s lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation, or MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies. We are currently evaluating the need for alternative supplemental insurance on our mortgage loan portfolio.

On April 28, 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retain the ability to redeem Class B stock following the expiration of the statutory five-year redemption period, and there are no restrictions on our ability to repurchase Class A stock.

Quarterly Summary

During the first quarter of 2008, the global capital markets, including the U.S. credit markets, continued to experience considerable volatility that began in the second half of 2007. Interbank lending rates continued to be expensive, with the London Interbank Offered Rate, or LIBOR, significantly higher than U.S. Treasury lending rates. The United States Federal Reserve implemented a number of initiatives during the first quarter of 2008 intended to address liquidity pressures in the U.S. credit markets, including the reduction of its target for the federal funds rate by 200 basis points, to 2.25%. However, available sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements continued to be generally more constrained and more expensive than FHLBank advances for many of our members. Although one member prepaid $7.5 billion in advances during the first quarter of 2008, the prevailing market conditions have kept demand for our advances steady and our net advance balance, excluding the advance prepayment, is essentially unchanged from that of December 31, 2007. Further, although interest rates on FHLBank consolidated obligation bonds and discount notes relative to LIBOR fluctuated significantly during the three months ended March 31, 2008, the market for short-term FHLBank consolidated obligation discount notes and bonds was generally favorable, while the market for longer-term (greater than two years) consolidated obligation bonds was generally unfavorable.

As of March 31, 2008, we had total assets of $68.8 billion, total deposits of $1.3 billion, and retained earnings of $171.9 million, compared to total assets of $64.2 billion, total deposits of $963.7 million, and retained earnings of $148.7 million as of December 31, 2007. The increase in assets primarily resulted from increased short-term investments, partially offset by the $7.5 billion advance prepayment made by one of our members during the three months ended March 31, 2008.

The Seattle Bank’s net income increased by $20.9 million, to $31.5 million, for the three months ended March 31, 2008, compared to the same period in 2007. This increase in net income was primarily due to an increase in net interest income resulting from increased advance and investment activity funded with a combination of consolidated obligations and purchases of additional capital stock, net prepayment fee income, and the reinvestment of proceeds from maturing low-yielding investments, including, among others, the consolidated obligations of other FHLBanks, into higher-yielding investments. Net income for the three months ended March 31, 2008 includes prepayment fees of $14.5 million, which were offset by losses on debt retirements of $16.2 million.

Changes in market interest rates during the three months ended March 31, 2008 and the year ended December 31, 2007, have had a significant net unfavorable impact on the fair value of our assets and liabilities. As of March 31, 2008 and December 31, 2007, we disclosed net unrealized market value losses of $1.1 billion and $460.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 60.5% and 82.2% as of March 31, 2008 and December 31, 2007. We hold a significant amount of mortgage-based assets, the market value of which has significantly declined since the second half of 2007. We have elected not to hedge our mortgage-based asset basis risk (the spread at which mortgage-based investments may be purchased relative to other financial instruments) due to the difficulty, cost, and lack of effective means of hedging this risk. We expect that our market value of equity will continue to be depressed until the non-parallel differences in market value between our assets and liabilities improve. For additional information, see “—Financial Condition,” “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” Note 8 in “Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report.

If disruptions in the credit markets discussed above persist in 2008, we expect that the Seattle Bank will continue to serve as an important source of liquidity to our members, which could result in continued greater-than-expected demand for advances. However, our advance balance and the associated interest income could decline in 2008 and 2009 if more of the large advances made in late 2007 and early 2008 are prepaid before maturity or mature without being renewed or replaced. For example, in February 2008, one large member prepaid $7.5 billion in advances (the majority of which had maturity dates in 2009), and we cannot predict whether additional advances will replace these advances. Due to our retirement of certain high-cost debt in 2007 and 2006, we expect our future interest expense to be favorably affected. As a result of the Finance Board’s temporary increase in mortgage-backed security investment limits (see “—Financial Condition” below), we expect that, although we have not yet done so, we may choose to increase, to some extent, our long-term investment portfolio. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity and leverage needs.

Financial Highlights

The following table presents a summary of certain financial information for the Seattle Bank for the periods indicated.

Selected Financial Data	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$68,826	$64,207	$64,237	$56,946	$56,479
Cash and investments (1)	25,173	12,539	16,330	22,227	24,190
Advances	37,748	45,525	41,425	28,141	25,653
Mortgage loans held for portfolio	5,521	5,666	5,808	5,993	6,188
Deposits and other borrowings	1,288	964	982	1,004	1,071
Consolidated obligations	64,103	59,976	59,743	52,832	52,419
Affordable Housing Program (AHP)	25	23	22	21	21
Payable to Resolution Funding Corporation (REFCORP)	8	5	7	4	3
Class A stock	444	287	281
Class B stock - putable	2,145	2,141	2,140	2,140	2,131
Total capital	2,759	2,576	2,555	2,251	2,230

Statements of Income (for the three-month period ended)
Interest income	$706	$809	$783	$723	$691
Net interest income	65	61	46	36	28
Other (loss) income	(10)	(21)	1	(5)	(3)
Other expense	12	14	10	11	11
Income before assessments	43	26	37	20	14
AHP and REFCORP assessments	11	7	10	5	4
Net income	32	18	27	15	11

Dividends (for the three-month period ended)
Dividends paid in cash	$8	$6	$3	$3	$2
Annualized dividend rate
Class A stock	4.56%	5.12%	5.25%	5.25%	N/A
Class B stock - putable	1.00%	0.80%	0.60%	0.60%	0.40%
Dividend payout ratio	26.60%	31.10%	12.00%	21.90%	20.20%

Financial Statistics (for the three-month period ended)
Return on average equity	4.71%	2.89%	4.48%	2.61%	1.93%
Return on average assets	0.19%	0.12%	0.18%	0.10%	0.08%
Equity-to-assets ratio (2)	3.98%	3.98%	3.97%	3.96%	4.04%
Total capital-assets ratio (3)	4.13%	4.14%	4.11%	4.10%	4.10%
Net interest margin (4)	0.39%	0.38%	0.30%	0.26%	0.21%

(1)	Investments may include, among other things, interest-bearing deposits in banks, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.
(2)	Equity-to-assets ratio is average capital stock, retained earnings and accumulated other comprehensive income, divided by the total average assets.
(3)	Total capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The change in our asset mix as of March 31, 2008, compared to December 31, 2007, primarily was as a result of a $7.5 billion advance prepayment by one of our largest advance holders. Excluding the effect of this prepayment, our advance balance as of March 31, 2008 remained essentially unchanged from that of December 31, 2007. The funds received from the advance prepayment were invested in short-term investments, including federal funds and certificates of deposit, which increased investments as a percentage of total assets.

The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2008 and December 31, 2007.

Major Categories of Assets as a Percentage of Total Assets	As of March 31, 2008	As of December 31, 2007
(in percentages)
Advances	54.8	70.9
Investments	36.6	19.5
Mortgage loans held for portfolio	8.0	8.8
Other assets	0.6	0.8

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2008 and December 31, 2007.

Major Categories of Liabilities and Total Capital As a Percentage of Total Liabilities and Capital	As of March 31, 2008	As of December 31, 2007
(in percentages)
Consolidated obligations	93.1	93.4
Deposits	1.9	1.6
Other liabilities*	1.0	1.0
Total capital	4.0	4.0

Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 0.1% of total liabilities and capital, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of March 31, 2008 and December 31, 2007, we had net unrealized market value losses of $1.1 billion and $460.1 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 60.5% and 82.2% as of March 31, 2008 and December 31, 2007. This decline is primarily due to the following: an additional unrealized market value loss of $523.8 million on our variable interest-rate mortgage-backed securities and a $74.9 million increase in unrealized loss due to changes in model pricing assumptions on our advances as a result of the implementation of SFAS 157 on January 1, 2008. We expect that our market value of equity will continue to be depressed until the non-parallel differences in market value between our assets (most significantly affecting our mortgage-based assets) and liabilities improve. We have elected not to hedge our mortgage-based asset basis risk due to the difficulty, cost, and lack of effective means of hedging this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 17.1%, or $7.8 billion, to $37.7 billion, as of March 31, 2008, compared to December 31, 2007. This decrease was primarily the result of a prepayment of $7.5 billion by one of our large members in the first quarter of 2008.

As of March 31, 2008, five members held 66.8% of the par value of our outstanding advances, with two members holding 50.6% (Washington Mutual Bank, F.S.B. with 32.3% and Bank of America Oregon, N.A. with 18.3%). As of December 31, 2007, five members held 70.4% of the par value of our outstanding advances, with three members holding 63.0% (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). No other borrower held over 10% of our outstanding advances as of March 31, 2008 or December 31, 2007. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

The percentage of variable interest-rate advances, including floating-to-fixed convertible advances, as a portion of our total advance portfolio was 38.9% as of March 31, 2008, compared to 59.9% as of December 31, 2007. This decrease is primarily due to the prepayment of $7.5 billion in variable interest-rate advances with terms-to-maturity of less than two years.

The total weighted-average interest rates on our advance portfolio declined significantly to 3.55% as of March 31, 2008 from 4.86% as of December 31, 2007. The weighted-average interest rate on our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as our cost of funds upon which our advance pricing is based. In the first quarter of 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 200 basis points, to 2.25%, in an effort to stimulate the U.S. credit markets. These interest rate reductions, as well as overall lower funding costs, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$19,799,364	3.39	$24,686,967	4.84
Due after one year through two years	8,874,174	3.30	13,032,053	4.95
Due after two years through three years	2,310,740	3.94	2,227,761	4.94
Due after three years through four years	1,442,674	4.36	955,383	4.96
Due after four years through five years	1,643,061	3.75	1,412,059	4.60
Thereafter	3,281,394	4.47	3,042,967	4.62

Total par value	37,351,407	3.55	45,357,190	4.86
Commitment fees	(884)		(919)
Discount on AHP advances	(199)		(217)
Discount on advances	(5,609)		(5,996)
SFAS 133 hedging adjustments	402,838		174,481

Total	$37,747,553		$45,524,539

For additional information on advances, see Note 3 in “Item 1. Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the significant volatility in the global capital markets, including the U.S. credit markets, during the three months ended March 31, 2008 and the second half of 2007, alternative sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, became more constrained and expensive relative to FHLBank advances. Due significantly to these market conditions, we experienced a greater-than-expected increase in advance demand in the second half of 2007 and, with the exception of the prepayment of $7.5 billion in advances by one member during the first quarter of 2008, advance demand as of March 31, 2008 has remained essentially unchanged from December 31, 2007.

The Seattle Bank’s pricing alternatives include: differential pricing, daily market pricing, and auction funding (which is offered only two times per week and for limited terms). We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market pricing. Excluding cash management advances, for the three months ended March 31, 2008, the amount of differentially priced advances accounted for 58.3% of new advances, compared to 69.2% of new advances for the year ended December 31, 2007. The decrease in differentially priced advances between March 31, 2008 and December 31, 2007 was primarily due to the continued lack of alternative, economically-priced, wholesale funding options for our members, the pricing of which is a component of differential pricing, in the first quarter of 2008. Excluding cash management advances, the amount of daily market-priced advances and auction-priced advances accounted for 34.2% and 7.5% of new advances for the three months ended March 31, 2008, compared to 19.0% and 11.8% of new advances for the year ended December 31, 2007.

Although the percentage of differentially priced advances declined for the three months ended March 31, 2008, compared to the year ended December 31, 2007, we continue to believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the decline was primarily due to continued volatility in the credit markets. Further, we believe that the use of differential pricing has helped to increase our advance balance since May 2005 and improve our profitability and capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock and access an excess stock pool, to encourage advance usage, and resumed paying dividends.

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members using the stock pool must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of March 31, 2008, six members had less than $600 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension.

Overall, we believe that the availability of the Class A stock and the temporary access provided by the excess stock pool used to capitalize new advance activity, as well as our resumption of quarterly dividend payments in December 2006, have contributed and continue to contribute to our members’ use of our advance funding, particularly those that may require new stock purchases.

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock,” in our 2007 annual report on Form 10-K for additional information.

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2008 and December 31, 2007, we had advances of $18.9 billion and $28.6 billion outstanding to two and three members, which represented 50.6% (with 32.3% and 18.3%) and 63.0% (with 23.3%, 20.6%, and 19.1%) of our total par value of advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

Since December 2006, we have accepted the use of first-lien, owner-occupied, single-family residential properties with FICO scores of 660 or less, as collateral for advances. To qualify as collateral, both the member borrower and the loans must undergo collateral reviews and meet certain eligibility standards as set by the Board. The collateral reviews include testing for compliance with the Seattle Bank’s responsible lending policy. We believe the collateral reviews and our eligibility standards sufficiently mitigate the risks associated with our acceptance of this collateral. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” in our 2007 annual report on Form 10-K for more information on this program.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes our investments, both short- and long-term, as of March 31, 2008 and December 31, 2007.

Short- and Long-Term Investments	As of March 31, 2008	As of December 31, 2007
(in thousands)
Short-Term Investments
Federal funds sold	$11,398,800	$1,551,000
Interest-bearing deposits	4,360,097
Commercial paper	99,974

Total short-term investments	$15,858,871	$1,551,000

Long-Term Investments
Consolidated obligations of other FHLBanks	500,000	2,524,974
Mortgage-backed securities	7,843,554	7,481,891
Other U.S. agency obligations	82,589	89,082
Government-sponsored enterprise obligations	880,462	882,059
State or local housing agency obligations	6,555	8,889

Total long-term investments	$9,313,160	$10,986,895

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% (and set a target of 4.10% at that time) in order to allow us to more fully leverage our capital and provide liquidity to fund advances, which we have done for the quarter ended March 31, 2008 and the year ended December 31, 2007. Going forward, we expect to continue to manage our business to a capital-to-assets ratio target of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary. As a result of the Finance Board’s increase in mortgage-backed security investment limits discussed below, we may choose to increase, to some extent, our long-term investment portfolio to increase investment interest income. We expect that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity and leverage needs.

Between March 31, 2008 and December 31, 2007, our short-term investment portfolio increased significantly as we reinvested funds from prepaid advances and long-term investments that were called prior to contractual maturity and leveraged the additional capital stock purchases by members that had formerly used the excess stock pool for their advance stock purchase requirement. As of March 31, 2008, our short-term investments increased by 922.5%, or $14.3 billion, to $15.9 billion, from $1.6 billion as of December 31, 2007. Our long-term investment portfolio declined by 15.2%, to $9.3 billion, as a result of $2.0 billion in consolidated obligations of other FHLBanks we held that were called prior to contractual maturity.

As of March 31, 2008 and December 31, 2007, we held $3.1 billion and $6.3 billion in held-to-maturity investments with unrealized losses of $174.9 million and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of March 31, 2008 and December 31, 2007 were primarily related to declining market values as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products. As of March 31, 2008, we have no projected shortfalls of interest or principal on any of our investment securities. Based on the creditworthiness of the issuers, the underlying collateral, and additional credit support, we believe that these unrealized losses represent temporary impairments and we have not recorded any losses. While the results of our impairment analysis show no losses, should credit performance deteriorate beyond our default, loss severity, and prepayment speed assumptions, some of our investment securities could become other-than-temporarily impaired, which could lead to impairment charges and lower net income. See Note 2 in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk Management—Investments” for additional information.

Consolidated Obligations of Other FHLBanks. Our investment in consolidated obligations of other FHLBanks of $500.0 million as of March 31, 2008 represented a decrease of $2.0 billion from our investment in such obligations as of December 31, 2007. This decrease was primarily due to calls of these consolidated obligations during the first quarter of 2008. In a regulatory interpretation issued by the Finance Board in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. All of our investments in other FHLBanks’ consolidated obligations were made prior to February 2005.

Mortgage-Backed Securities. Previously, Finance Board regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately. Pursuant to the Finance Board’s resolution, the limit on the FHLBanks’ mortgage-backed securities purchases would increase from 300% of a bank’s regulatory capital to 600% for two years. This resolution requires a FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated after January 1, 2008 consistent with, and subsequent to, Federal bank regulatory guidance on nontraditional and subprime mortgage lending. Our investment in mortgage-backed securities represented 275.9% and 281.3% of our regulatory capital as of March 31, 2008 and December 31, 2007, and reflects our strategy of increasing interest income while staying within regulatory limits for investing in these types of higher-yield securities. Mortgage-backed securities as of March 31, 2008 and December 31, 2007 included $691.7 million and $721.7 million in Freddie Mac mortgage-backed securities and $1.1 billion and $992.1 million in Fannie Mae mortgage-backed securities. With the exception of one security, our remaining investments in mortgage-backed securities are rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s and Standard & Poor’s. This security, with an outstanding principal balance of $11.2 million was downgraded from “AAA” to “BB+” by Standard & Poor’s on April 2, 2008.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of March 31, 2008 from December 31, 2007, primarily due to principal repayments from maturing securities.

Government-Sponsored Enterprise (GSE) Obligations. Our held-to-maturity investments in GSEs, excluding our investments in the consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. These securities are not guaranteed, directly or indirectly, by the U.S. government. Fannie Mae securities totaled $303.4 million and $304.3 million and Freddie Mac securities totaled $278.0 million and $278.8 million as of March 31, 2008 and December 31, 2007. These securities represented 2.3% and 4.7% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.3 billion and $5.4 billion in conventional mortgage loans and $228.4 million and $236.5 million in government-insured mortgage loans as of March 31, 2008 and December 31, 2007. The decrease for the three months ended March 31, 2008 was due to our receipt of $141.3 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program, or MPP, in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of March 31, 2008 and December 31, 2007, 86.8% and 86.7% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of March 31, 2008 and December 31, 2007.

Mortgage Loan Portfolio Activity	As of March 31, 2008	As of December 31, 2007
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,642,177	$6,336,632
Mortgage loans transferred to real estate owned		(769)
Maturities and principal amount sold	(141,289)	(693,686)

Mortgage loan par balance at period end	5,500,888	5,642,177

Mortgage loan net premium balance at beginning of the year	23,393	30,016
Net premium on loans transferred to real estate owned		4
Net premium recovery from repurchases	(6)	(11)
Net premium amortization	(3,156)	(6,616)

Mortgage loan net premium balance at period end	20,231	23,393

Total mortgage loans held for portfolio	$5,521,119	$5,665,570

Premium balance as a percent of mortgage loan par amounts	0.37%	0.41%
Average FICO score* at origination	746	745
Average loan-to-value ratio at origination	64.35%	64.39%

*	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of March 31, 2008 and December 31, 2007, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $89.4 million and $131.5 million and derivative liabilities of $105.7 million and $23.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements between March 31, 2008 and December 31, 2007. The differentials between interest receivable and interest payable on derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statement of Condition at fair value, with changes in the fair value reported in earnings. See Notes 7 and 8 in “Item 1. Financial Statements” and “—Summary of Critical Accounting Estimates” for additional information.

We have traditionally used derivatives to hedge advances and consolidated obligations, as well as mortgage loans under our MPP and intermediary swaps for members. The principal derivative instruments we use are interest-rate exchange agreements such as interest-rate swaps, caps, and floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, when appropriate, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

The notional amount of interest-rate exchange agreements increased by $3.3 billion, to $32.6 billion, as of March 31, 2008, compared to December 31, 2007. Changes in the notional amount of interest-rate exchange agreements reflect changes in our use of such agreements to lower our cost of funds and reduce our interest-rate risk. For additional information, see Note 7 in “Item 1. Financial Statements: and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. As of March 31, 2008, Standard & Poor’s and Moody’s outlooks for the Seattle Bank were stable. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our annual report on Form 10-K for more information.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 34.0%, to a par amount of $20.1 billion as of March 31, 2008, from $15.0 billion as of December 31, 2007. During the first quarter of 2008 and the second half of 2007, market demand for short-term, high-quality financial instruments increased as a result of the significant volatility in the global capital markets. As a result, we increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $43.8 billion and $44.9 billion as of March 31, 2008 and December 31, 2007. Due to the demand for short-term, high-quality financial instruments in the first quarter of 2008 and the relative cost of longer-term funding, we decreased our issuances of longer-term consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds increased by $3.4 billion, to $11.4 billion, as of March 31, 2008 from December 31, 2007. The increase in variable interest-rate consolidated obligation bonds generally corresponded to the increase in longer-term, variable interest-rate advances made during the three months ended March 31, 2008. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

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

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our mortgage-based assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the first quarter of 2008 and the second half of 2007, issuance costs for discount notes were less expensive than structured funding.

Our callable debt decreased by $5.2 billion, to $14.0 billion, as of March 31, 2008, compared to December 31, 2007, primarily due to shifts in our structured funding portfolio (i.e., our portfolio of interest-rate swapped consolidated obligation bonds with option features). We use structured funding, to reduce funding costs and manage liquidity. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the three months ended March 31, 2008, we called $9.9 billion in fixed-interest-rate consolidated obligations, with a weighted-average interest rate of 4.84%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $6.6 million. We also extinguished $189.4 million in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.29%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $9.6 million. During the three months ended March 31, 2007, we called $6.1 billion in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.45%, and cancelled the associated interest-rate exchange agreements, resulting in a net gain of $327,000. We called and extinguished this debt during the first quarter of 2008 and in 2007 primarily to economically lower the relative cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Other Funding Sources. Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $324.7 million, to $1.3 billion, as of March 31, 2008, compared to December 31, 2007, primarily due to increases in demand and overnight deposits. Demand deposits comprised the largest percentage of deposits, representing 91.2% and 79.0% of deposits as of March 31, 2008 and December 31, 2007. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. There were no transactions outstanding under repurchase agreements as of March 31, 2008 or December 31, 2007.

Other Liabilities. Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of March 31, 2008 and December 31, 2007.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and several nonmember stockholders, retained earnings, and other comprehensive income. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” of our 2007 annual report on Form 10-K for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources increased by $182.9 million, to $2.8 billion, as of March 31, 2008 from December 31, 2007. The increase for the three months ended March 31, 2008 was primarily driven by increases in outstanding Class A stock and retained earnings.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A stock and Class B stock.

Class A Stock. Class A stock, may be issued, redeemed, and repurchased only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or

(ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to stockholdings. As of March 31, 2008 and December 31, 2007, our outstanding Class A stock totaled $443.8 million and $287.4 million.

Class B Stock. Class B stock can be issued, redeemed, and repurchased only at par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of March 31, 2008 and December 31, 2007, our Class B stock totaled $2.1 billion, with $288.1 million in Class B stock redemption requests. All of the Class B stock related to member withdrawals, arising from the acquisition of 12 members by out-of-district insititutions and nine voluntary withdrawal requests, has been classified as mandatorily redeemable capital stock in our Statement of Condition.

Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock

The Board approved the December 2006 amendments to our Capital Plan with the expectation that they would encourage new borrowing by members of the Seattle Bank and simplify the terms and provisions of the Capital Plan. Key amendments made to the Capital Plan included provisions for Class A stock and members’ access to an excess stock pool, comprised of 50% of the excess stock of all members, which could be used to support certain additional advances without requiring a member to purchase additional stock.

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members that were using the stock pool must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of March 31, 2008, six members had less than $600 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension.

In actions relating to approval of the December 2006 amendments, our Board resolved that the Seattle Bank would maintain a member advance stock purchase requirement no lower than 4.0% and would not repurchase Class B stock during the period the excess stock pool is in effect and would seek prior written authorization of the Director of the Office of Supervision if the Seattle Bank wished to lower that requirement or repurchase Class B stock thereafter.

In September 2007, as a result of the significant growth in our advance portfolio during the third quarter of 2007, we reassessed our member advance stock purchase requirement. The Board determined that should increased advance demand continue, members should provide sufficient capital to fund prospective balance sheet growth associated with their advance activity. In December 2007, as approved by our Board, we increased the member advance stock purchase requirement from 4.0% to 4.5%.

In December 2007, we requested approval from the Director of the Office of Supervision to remove the 50% dividend parameter and introduce a modest excess Class B stock repurchase program in 2008. On April 28, 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retain the ability to redeem Class B stock following the expiration of the statutory five-year redemption period, and there are no restrictions on our ability to repurchase Class A stock. As circumstances warrant, we will resubmit our requests to remove the remaining restriction on our dividend payments and to allow the repurchase of excess Class B stock.

In addition, in February 2008, we amended our Capital Plan to (i) allow for transfers of excess stock at par value between unaffiliated members pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement gives us greater flexibility in our balance sheet management practices, which is critical to effectively managing future growth in our advance business. Changes to this requirement would only be applied prospectively to new or renewing advances.

Dividends and Retained Earnings. In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net income increased to $31.5 million for the three months ended March 31, 2008, compared to $10.6 million for same period in 2007.

Dividends. Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of March 31, 2008, the Seattle Bank had excess stock of $772.5 million, or 1.1% of total assets.

In May 2005, the Finance Board accepted our business plan which was initially implemented under the terms of the Written Agreement and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board adopted these policies:

•

suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made only after prior approval of the Director of the Office of Supervision, and

•

suspending indefinitely the repurchase of any Class B stock, except for a limited amount of excess Class B stock repurchases that may be made after prior approval of the Director of the Office of Supervision.

The Finance Board’s termination of the Written Agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Director of the Office of Supervision granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiver from the Director of the Office of Supervision that was requested by our Board, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we are limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target has been met and the Director of the Office of Supervision removes our dividend restrictions. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision, in connection with the Finance Board’s approval of the business plan.

Our Board resumed and has declared dividends since December 2006. On April 25, 2008, the Board announced an $0.80 per share dividend on average Class A stock outstanding during the first quarter of 2008 and a $0.35 per share dividend on average Class B stock outstanding during the first quarter of 2008. These cash dividends will be paid in May 2008.

On April 28, 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” in our 2007 annual report on Form 10-K for additional information.

Retained Earnings. In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2008, the Board established a revised retained earnings target of $154.0 million. The target is primarily based on current market risk as a result of the volatility in the global capital markets, including the U.S. credit markets. We reported retained earnings of $171.9 million as of March 31, 2008.

Statutory Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Board rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. As of March 31, 2008 and December 31, 2007, we were in compliance with these statutory capital requirements, which are described below.

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

The following table presents our permanent capital and risk-based capital requirements as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008	As of December 31, 2007
Permanent Capital and Risk-Based Capital Requirement
(in thousands)
Permanent Capital
Class B stock	$2,144,539	$2,141,141
Mandatorily redeemable capital stock	82,345	82,345
Retained earnings	171,857	148,723

Permanent capital	$2,398,741	$2,372,209

Risk-Based Capital Requirement
Credit risk	181,489	133,575
Market risk	990,301	481,474
Operations risk	351,537	184,515

Risk-based capital requirement	$1,523,327	$799,564

The increase in our risk-based capital requirement as of March 31, 2008, compared to December 31, 2007, primarily reflects the increased market-risk capital required as a result of our unrealized market value loss. As noted previously, this decline in market value is primarily related to declines in the market value or our variable interest-rate mortgage-based securities. In addition, credit risk increased because of our investment of funds from prepaid advances and held-to-maturity securities that were called prior to maturity into short-term, unsecured investments, such as federal funds sold. Operations risk is derived from market and credit risk.

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

The following table presents our capital-to-assets ratios as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008	As of December 31, 2007
Capital-to-Assets Ratios
(in thousands, except ratios)
Minimum Board-approved capital (4.05% of total assets)	$2,787,436	$2,600,384
Total regulatory capital	2,842,576	2,659,658
Capital-to-assets ratio	4.13%	4.14%

Leverage Capital Ratio. We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage ratios as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008	As of December 31, 2007
Leverage Ratios
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$3,441,279	$3,210,351
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,598,112	3,845,763
Leverage ratio (leverage capital as a percentage of total assets)	5.87%	5.99%

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008	As of December 31, 2007
Unpledged Qualifying Assets
(in thousands)
Outstanding debt	$64,102,614	$59,975,544
Aggregate qualifying assets	68,702,951	64,041,606

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our short-term investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by Standard & Poor’s or “Aaa” by Moody’s as of March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements” in our 2007 annual report on Form 10-K for additional information.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of March 31, 2008.

	As of March 31, 2008 Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$113,295	$		$		$		$113,295
Consolidated obligation bonds (at par)*	21,429,250		7,791,560		6,252,550		8,309,340	43,782,700
Derivative liabilities	105,674							105,674
Mandatorily redeemable capital stock	678		67,098		14,569			82,345
Operating leases	2,821		5,972		6,314		259	15,366

Total contractual obligations	$21,651,718		$7,864,630		$6,273,433		$8,309,599	$44,099,380

Other Commitments
Commitments for additional advances	$13,356		$6,350	$		$		$19,706
Standby letters of credit	206,672		1,510		330		73	208,585
Standby bond purchase agreements	54,500							54,500
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$274,528		$57,860		$330		$73	$332,791

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of March 31, 2008, we had $515.0 million in agreements outstanding to issue consolidated obligation bonds. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

In June 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, or Contingency Agreement, effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The Seattle Bank’s net income was $31.5 million for the three months ended March 31, 2008, compared to $10.6 million for the three months ended March 31, 2007, an increase of 197.6%. This increase was primarily due to increased interest income on higher advance volumes as well as lower relative yields on our consolidated obligations. We expect improved interest expense in future periods due to the retirement of certain of our high-cost debt; these early settlements adversely affected net income for the three months year ended March 31, 2008, reducing other income by $16.2 million.

Overall, net income for the three months ended March 31, 2008, while significantly improving from that of the same period in 2007, continued to be negatively impacted by certain investment and funding decisions made in 2004 and 2003 that resulted in our holding a significant amount of low-yielding investments and relatively high-cost debt. We expect net income to be unfavorably impacted by generally lower prevailing interest rates.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rate and yield-curve shifts are the primary economic factors affecting net interest income. In the first quarter of 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 200 basis points, to 2.25%, in an effort to stimulate the U.S. credit market.

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2008 and 2007. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Average Balances, Interest Income and Expense, and Average Yields

(in thousands, except percentages)
Interest-Earning Assets
Advances	$39,870,790	$439,060	4.43	$27,042,412	$358,734	5.38
Mortgage loans held for portfolio	5,598,643	68,446	4.92	6,275,672	78,090	5.05
Investments	21,632,409	198,367	3.69	21,443,012	254,359	4.81
Other interest-earning assets	1,810	14	3.14	69	1	5.32

Total interest-earning assets	67,103,652	705,887	4.23	54,761,165	691,184	5.12

Other assets	436,991			479,982

Total assets	$67,540,643			$55,241,147

Interest-Bearing Liabilities
Consolidated obligations	$62,875,640	$631,634	4.04	$51,395,270	$652,332	5.15
Deposits	1,160,824	9,255	3.21	801,543	10,300	5.21
Mandatorily redeemable captial stock	82,345	245	1.20	76,665	76	0.40
Other borrowings	330	3	4.40	1,351	18	5.34

Total interest-bearing liabilities	$64,119,139	$641,137	4.02	$52,274,829	$662,726	5.14

Other liabilities	731,860			739,015
Capital	2,689,644			2,227,303

Total liabilities and capital	$67,540,643			$55,241,147

Net interest income		$64,750			$28,458

Interest-rate spread			0.21			(0.02)
Net interest margin			0.39			0.21

For the three months ended March 31, 2008, the composition of our interest-earning assets changed significantly from the three months ended March 31, 2007, as we continued to refocus our business on advances, with the average balances of our advances increasing significantly and the average balances of our mortgage loans held for portfolio decreasing. The significant increases in our advances largely resulted from increased activity with our largest members. The reductions in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Lower prevailing interest rates impacted all of our interest-earning assets and interest-bearing liabilities, but was most evident in our investments portfolio, where the yield declined by 112 basis points, and our consolidated obligations portfolio, where the yield curve declined 111 basis points for the three months ended March 31, 2008, compared to the same period in 2007.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008 v. 2007 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total

(in thousands)
Interest Income
Advances	$148,890	$(68,564)	$80,326
Investments	2,228	(58,220)	(55,992)
Mortgage loans held for portfolio	(8,298)	(1,346)	(9,644)
Other loans	14	(1)	13

Total interest income	$142,834	$(128,131)	$14,703

Interest Expense
Consolidated obligations	129,999	(150,697)	(20,698)
Mandatorily redeemable capital stock	6	163	169
Deposits and other borrowings	3,660	(4,720)	(1,060)

Total interest expense	$133,665	$(155,254)	$(21,589)

Change in net interest income	$9,169	$27,123	$36,292

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Total interest income increased and total interest expense decreased for the three months ended March 31, 2008, compared to the same period in 2007, because of significant increases in the outstanding balances of advances primarily funded with consolidated obligation discount notes. Significantly lower short-term interest rates significantly impacted both interest income and interest expense.

During the three months ended March 31, 2008, compared to the same period in 2007, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 23 basis points to 21 basis points. The improvement of our interest-rate spread primarily resulted from an increase in the average balance of our advances and a reduction in the average cost of our consolidated obligations.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
Interest Income	2008	2007	Percent Increase / (Decrease)
(in thousands, except percentages)
Advances	$424,589	$357,591	18.7
Prepayment fees on advances	14,471	1,143	1,166.1

Subtotal	439,060	358,734	22.4
Investments	198,367	254,359	(22.0)
Mortgage loans held for portfolio	68,446	78,090	(12.3)
Other	14	1	1,300.0

Total interest income	$705,887	$691,184	2.1

Total interest income increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to a significant increase in the volume of our advance portfolio. This increase was partially offset by generally significant decreases in the yields on all interest-earning asset categories for the three months ended March 31, 2008, compared to the same period in 2007.

For the three months ended March 31, 2008, new advances totaled $31.0 billion and maturing advances totaled $39.1 billion. Advance activity for the three months ended March 31, 2008 is significantly above the net advance activity for the same period in 2007, when new advances totaled $18.2 billion and maturing advances totaled $20.6 billion.

Advances. Interest income from advances, excluding prepayment fees, increased 18.7% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to a significant increase in the average advance volume. A $12.8 billion increase in the average advance balances representing a 47.4% growth for the three months ended March 31, 2008, compared to the same period in 2007, primarily resulted from increases in advance activity with our largest members, although advance activity across our membership base also increased.

The average yield on advances, including prepayment fees, decreased by 95 basis points to 4.43% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to significant declines in prevailing short-term interest rates, combined with our increased amount of short-term advances.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the first quarter of 2008 and the second half of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline in 2008 and 2009 should some of the large, newly added advances mature without being renewed or replaced, or be prepaid.

Prepayment Fees on Advances. For the three months ended March 31, 2008, we recorded net prepayment fee income of $14.5 million primarily resulting from fees charged to borrowers that prepaid $7.6 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $25.9 million in advances for the three months ended March 31, 2007, resulting in net prepayment fee income of $1.1 million.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities) decreased by 22.0% for the three months ended March 31, 2008, compared to the same period in 2007, primarily resulting from lower average yields on investments and the higher proportion of short-term investments to the total investment portfolio.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 12.3% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease was primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $677.0 million, to $5.6 billion, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, primarily due to the receipt of principal payments. Also contributing to the decline in interest income from our mortgage loans held for portfolio was a 13-basis point decrease in the average yield on mortgage loans held for portfolio for the three months ended March 31, 2008, compared to the same period in 2007. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
Interest Expense	2008	2007	Percent Increase / (Decrease)
(in thousands, except percentages)
Consolidated obligations	$631,634	$652,332	(3.2)
Deposits	9,255	10,300	(10.1)
Securities sold under agreements to repurchase	3	4	(25.0)
Mandatorily redeemable capital stock and other borrowings	245	90	172.2

Total interest expense	$641,137	$662,726	(3.3)

Consolidated Obligations. Interest expense on consolidated obligations decreased by 3.2% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to the significant increase in the proportion of lower-yield consolidated obligation discount notes to total outstanding consolidated obligations and lower prevailing short-term interest rates, partially offset by a higher average balance of total outstanding consolidated obligations. The average balance of consolidated obligations increased by $11.5 billion, or 22.3%, for the three months ended March 31, 2008, compared to the same period in 2007. We increased the average balance of our consolidated obligations in order to fund the significant growth in our advance portfolio and implement our strategy of managing our business to a capital-to-assets ratio target of 4.10% in order to more fully use our capital.

Deposits. Interest expense on deposits decreased by 10.1% for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to a 200-basis point decrease in the average interest rate, partially offset by a $359.3 million increase in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels.

Mandatorily Redeemable Capital Stock and Other Borrowings. Interest expense on mandatorily redeemable capital stock and other borrowings increased for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to the increase in our dividend rates. The average balance of mandatorily redeemable capital stock was $82.3 million and $76.7 million for the three months ended March 31, 2008 and 2007.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
Effect of Derivatives and Hedging on Net Interest Income	2008	2007
(in thousands)
(Decrease) Increase in Interest Income
Advances	$(2,552)	$9,987
Decrease (Increase) in Interest Expense
Consolidated obligations	29,566	(20,620)

Increase (Decrease) in Net Interest Income	$27,014	$(10,633)

Our use of interest-rate exchange agreements had a net favorable effect on our net interest income for the three months ended March 31, 2008, compared to a net unfavorable effect on our net interest income for the three months ended March 31, 2007, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in an increase in net interest income for the three months ended March 31, 2008, compared to a decrease in net interest income for the three months ended March 31, 2007.

Other Income (Loss)

Other income (loss) includes member service fees, net realized loss on the sale of held-to-maturity securities, net gain (loss) on derivatives and hedging activities, net realized (loss) gain on the early extinguishment of consolidated obligation bonds, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
Other Income (Loss)	2008	2007	Percent Increase / (Decrease)
(in thousands, except percentages)
Service fees	$449	$404	11.1
Net realized loss from sale of held-to-maturity securities		(2,351)	100.0
Net gain (loss) on derivatives and hedging activities	6,001	(1,187)	605.6
Net realized (loss) gain on early extinguishment of consolidated obligations	(16,177)	327	(5,047.1)
Other (loss) income, net	(106)	25	(524.0)

Total other loss	$(9,833)	$(2,782)	(253.5)

Total other loss increased by $7.1 million for the three months ended March 31, 2008, compared to the same period in 2007. This increase was primarily due to a $16.5 million decrease in net realized (loss) gain on early extinguishment of consolidated obligation bonds, partially offset by a $7.2 million increase in net gain (loss) on derivatives and hedging activities and a $2.4 million decrease in net realized loss on sale of held-to-maturity securities. The significant changes in other income (loss) are discussed in more detail below.

Net Realized Loss on Sale of Held-to-Maturity Securities. For the three months ended March 31, 2007, we sold $750.0 million in investments in other FHLBanks’ consolidated obligations that were within 90 days of maturity, resulting in a net loss of $2.4 million. There was no comparable activity in the three months ended March 31, 2008.

Net Gain (Loss) on Derivatives and Hedging Activities. For the three months ended March 31, 2008, we had a $7.2 million increase in our total net gain (loss) on derivatives and hedging activities, compared to the prior period. This change is discussed below.

Advances. For the three months ended March 31, 2008, we recognized a net gain of $1.3 million on interest-rate exchange agreements used to hedge advances, compared to a net loss of $14,000 for the same period in 2007.

Consolidated Obligations. For the three months ended March 31, 2008, we recognized a net gain of $1.3 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to a net loss of $927,000 for the same period in 2007.

Economic Hedges. As of March 31, 2008 and 2007, we held $260.0 million and $300.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors that were used to economically hedge changes in the fair value of our assets and liabilities caused by changes in interest rates. Our recorded net gains or losses related to interest-rate caps and floors were $1.3 million of net gains for the three months ended March 31, 2008, compared to $202,000 of net loss for the same period in 2007.

In addition, for the three months ended March 31, 2008, we recorded a net gain of $1.6 million on $850 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to improve our convexity of equity. There was no comparable activity during the three months ended March 31, 2007.

Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds. During the three months ended March 31, 2008, we called $9.9 billion in fixed-interest-rate consolidated obligations, with a weighted-average interest rate of 4.84%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $6.6 million. We also extinguished $189.4 million in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.29%, and cancelled the associated interest-rate exchange agreements, resulting in a net loss of $9.6 million. During the three months ended March 31, 2007, we called $6.1 billion in fixed interest-rate consolidated obligations, with a weighted-average interest rate of 5.45%, and cancelled the associated interest-rate exchange agreements, resulting in a net gain of $327,000. We called and extinguished this debt during 2008 and 2007 primarily to economically lower the relative cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

See “Item 3. Qualitative and Quantitative Disclosures about Market Risk” for additional information regarding our risk strategy.

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007	Percent Increase / (Decrease)

Other Expense
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,358	$5,657	12.4
Occupancy cost	1,211	1,366	(11.3)
Other operating	3,301	3,068	7.6
Finance Board	503	447	12.5
Office of Finance	470	405	16.0
Other	165	316	(47.8)

Total other expense	$12,008	$11,259	6.7

Total other expense increased by $749,000 for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increased compensation and benefits expense. Our employee headcount increased to 139 as of March 31, 2008, compared to 123 as of March 31, 2007, due to conversions to full-time employees of contract employees hired during 2007.

Assessments

Our assessments for AHP and REFCORP substantially increased for the quarter ended March 31, 2008, compared to the same period in 2007, due to significantly increased net income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
AHP and REFCORP Assessments	2008	2007	Percent Increase / (Decrease)
(in thousands, except percentages)
AHP	$3,528	$1,185	197.7
REFCORP	7,876	2,647	197.5

Total assessments	$11,404	$3,832	197.6

See “Part I. Item 1. Business—Regulation” in our 2007 annual report on Form 10-K for additional information on our assessments.

Summary of Critical Accounting Estimates

As a result of our implementation of SFAS 157, we implemented a material change to our accounting policies and estimates related to fair value measurement on January 1, 2008. Other than as disclosed in our 2007 annual report on Form 10-K and as disclosed below, there have been no material changes to our critical accounting estimates that had a material impact on our results of operations or financial condition during the three months ended March 31, 2008.

Estimated Fair Values of Financial Instruments. We carry certain assets and liabilities, including our derivatives, on the Statement of Condition at fair value. We adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

Fair values play an important role in the value of certain or our assets, liabilities, and hedging transactions. Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted prices or market-based prices are not available, fair values are determined based on valuation models that use either: (i) discounted cash flows, using market estimates of interest rates and volatility (if applicable); or (ii) dealer prices and prices of similar instruments.

Pricing models and their underlying assumptions are based on our best estimates of discount rates, prepayment speeds, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of our assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities presented at fair value based on unobservable inputs that are significant to the fair value measurement generally include those that are marked to our internal model to extrapolate an estimated fair value. The impact of changing our fair value methodology on our advances resulted in an increase to our unrealized market value loss of $34.3 million as of January 1, 2008. The implementation of SFAS 157 on January 1, 2008 did not impact the fair value of our other financial assets and liabilities.

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1 and 8 in “Item 1. Financial Statements” of this report and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates” included in our 2007 annual report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to the market value of financial instruments and potential loss of future net interest income that may result from changes in interest rates and other market factors. Our business model requires us to assume some level of market risk. We measure our sensitivity to changes in interest rates by measuring the effective duration and effective convexity of our financial positions. Effective duration is the estimated proportional change in the price of a financial instrument relative to the absolute change in interest rates. Effective convexity is an estimate of the non-proportional change in the price of a financial instrument relative to the absolute change in interest rates. All else equal, the greater the absolute value of an instrument’s effective duration measure, the greater its sensitivity to changes in interest rates. A positive effective convexity measure for an instrument predicts, all else equal, that price increases will exceed the effect predicted by effective duration alone and that price decreases will be less than the effect predicted by effective duration alone. The converse is true for negative convexity. Yield-curve risk refers to changes in the relative relationship among various points of the term structure of interest rates and an instrument’s relative price sensitivity to the various term points. We measure our sensitivity to yield-curve risk by calculating effective key-rate durations. Key-rate duration measures an instrument’s relative sensitivity to various specified points in the term structure of interest rates. These measures can be calculated for individual financial instruments, such as one of our mortgage-backed securities, or for an entire portfolio, such as our MPP. We seek to control market risk through our funding and investment decisions and with interest-rate exchange agreements. Through our market-risk management, we attempt to ensure that we are profitable and to protect net interest income and market value of equity over a wide range of interest-rate environments.

Our general approach to managing market risk is to acquire and maintain a portfolio of assets and liabilities that, together with our associated interest-rate exchange agreements, limits our expected market value and income statement volatility. Our approach complies with Finance Board regulations regarding interest-rate exchange agreements, which enable the FHLBanks to enter into these agreements to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions.

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

Market-Risk Management

Our market-risk measures reflect the sensitivity of our business to changes in interest rates, which is primarily due to mismatches in the maturities and embedded options associated with our mortgage-based assets and the consolidated obligation bonds we use to fund these assets. The prepayment options embedded in mortgage-based instruments may be exercised at any time, while the call options embedded in our callable debt are exercisable on a set date or series of dates following a lock-out period. These differences in the structure and characteristics of the mortgage prepayment options embedded in our mortgage-based assets and the call options within the consolidated obligations issued on our behalf cause the market values of our mortgage-based assets and callable debt to respond differently to changes in interest rates and the shape of the yield curve. For example, a significant drop in interest rates will likely trigger rapid prepayments of our mortgage-based assets, while the debt issued to fund the purchase of those assets may or may not be callable depending on the remaining length of the lock-out periods, the exercise prices of the call options, and whether the options are exercisable continuously, periodically, or on a specific date.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of March 31, 2008 and December 31, 2007, our market-risk measures were within our policy limits.

The following table summarizes our primary risk measures and their respective limits and our compliance as of March 31, 2008 and December 31, 2007.

Primary Risk Measures	As of March 31, 2008	As of December 31, 2007	Risk Measure Limit
Effective duration of equity	2.36	0.70	+/-5.00
Effective convexity of equity	(1.93)	(1.54)	+/-4.00
Effective key-rate-duration-of-equity mismatch	1.34	0.81	+/-3.50
Market-value-of-equity sensitivity (+ 100 basis point shock scenario) (in percentages)	0.20%	(1.24)%	+/-4.50%
Market-value-of-equity sensitivity (-100 basis point shock scenario) (in percentages)	(2.01)%	(0.49)%	+/-4.50%

The effective duration of equity increased while the effective convexity of equity decreased as of March 31, 2008, compared to December 31, 2007. The extension in the duration of equity primarily resulted from an increase in duration contributions of our mortgage-based assets and advances that were only partially offset by reductions in the duration contributions of our consolidated obligations. (Although the market value of our mortgage-based assets declined significantly as of March 31, 2008 from December 31, 2007, the extension in these assets’ duration still resulted in an increase in duration contribution.) The decrease in the effective convexity of equity was primarily caused by greater negative convexity contributions of our mortgage-based assets, advance hedges, and non-callable consolidated obligations than by the positive convexity contributions of our advances, agency investments and unswapped callable consolidated obligations. Effective key-rate duration of equity increased as of March 31, 2008 from December 31, 2007, primarily caused by our management of duration and convexity exposures.

Instruments That Address Market Risk

Consistent with Finance Board regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions only to reduce the interest-rate exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions.

The total notional amount of interest-rate exchange agreements outstanding was $32.6 billion and $29.4 billion as of March 31, 2008 and December 31, 2007. The notional amount of these agreements serves as a factor in determining periodic interest payments or cash flows received and paid and does not represent actual amounts exchanged or our exposure to credit or market risk. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. Notional values are not meaningful measures of the risks associated with interest-rate exchange agreements or other derivatives, which can only be meaningfully measured on a market value basis, taking into consideration the cost of replacing interest-rate exchange agreements with similar agreements from a highly-rated counterparty.

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

Under our subprime collateral program, we accept certain categories of first-lien, single-family, subprime mortgage loans as collateral. As of March 31, 2008, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Seattle Bank, with subprime mortgage loans representing less than 20% of only one member’s pledged collateral. We believe that the policies and procedures described above have sufficiently mitigated the credit risk of our subprime loan collateral. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” in our 2007 annual report on Form 10-K for more information on this program.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of March 31, 2008 and December 31, 2007, our unsecured credit exposure was $17.5 billion and $5.2 billion, primarily consisting of $11.4 billion and $1.6 billion of federal funds sold, $4.4 billion in certificates of deposit, and $500.0 million and $2.6 billion of other FHLBank consolidated obligations. This increase in unsecured credit exposure primarily resulted from the investment in federal funds sold of funds received from prepaid advances and capital stock purchases by members that had formerly used the excess stock pool for their advance stock purchase requirement.

The following table presents our long-term investments by type and credit rating as of March 31, 2008.

	As of March 31, 2008
Long-Term Credit Rating	AAA or Government Agency	AA		Unrated		Total

(in thousands)
Consolidated obligations of other FHLBanks	$500,000	$		$		$500,000
Other U.S. agency obligations	68,335				14,254	82,589
Government-sponsored enterprise obligations (excluding consolidated obligations of other FHLBanks and mortgage-backed securities)*	880,462					880,462
State or local housing investments	680		5,875			6,555
Mortgage-backed securities	7,843,554					7,843,554

Total long-term investment securities	$9,293,031		$5,875		$14,254	$9,313,160

*	Primarily consist of Fannie Mae and Freddie Mac debentures.

Our mortgage-backed security portfolio consists of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We regularly purchase credit enhancements to further reduce our risk of loss on such securities. Credit enhancement can take the form of overcollateralization, subordination, excess spread or the support of third-party guarantees.

The following table summarizes as of March 31, 2008 our private issuer mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities. The weighted-average credit enhancement is the amount of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of March 31, 2008
	Prime		Alt-A
AAA-Rated Private Issuer Investments	Par Amount	Percent Average Credit Enhancement	Par Amount	Percent Average Credit Enhancement	Total
(in thousands, except percentages)
Year of Issuance:
2003 and earlier	$1,181,708	6.7	484,992	6.9	$1,666,700
2004	301,716	5.5	251,261	5.9	552,977
2005	8,098	13.7	326,650	38.2	334,748
2006			1,128,529	47.2	1,128,529
2007			1,930,886	38.5	1,930,886
2008			445,377	36.4	445,377

Total Par Value	$1,491,522	6.5	$4,567,695	35.3	$6,059,217

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

As of March 31, 2008 and December 31, 2007, we held $3.1 billion and $6.3 billion in held-to-maturity investments with unrealized losses of $174.9 million and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of March 31, 2008 and December 31, 2007 were primarily related to declining market values as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products. As of March 31, 2008, we have no projected shortfalls of interest or principal on any of our investment securities. Based on the creditworthiness of the issuers, the underlying collateral, and additional credit support, we believe that these unrealized losses represent temporary impairments and we have not recorded any losses. While the results of our impairment analysis show no losses, should credit performance deteriorate beyond our default, loss severity, and prepayment speed assumptions, some of our investment securities could become other-than-temporarily impaired, which could lead to impairment charges and lower net income.

Mortgage Loans Held for Portfolio

        The Seattle Bank has never experienced a credit loss and our supplemental mortgage insurance provider has experienced only two loss claims on our mortgage loans. Under the MPP, we previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $5.5 billion and $5.6 billion as of March 31, 2008 and December 31, 2007, which was comprised of $228.4 million and $236.5 million in government-insured mortgage loans and $5.3 billion and $5.4 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. On April 8, 2008, Standard & Poor’s lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation, or MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies. We are currently evaluating the need for alternative supplemental insurance on our mortgage loan portfolio.

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

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements, but before considering collateral, was $130.6 million and $165.5 million as of March 31, 2008 and December 31, 2007. In determining maximum credit risk, we consider accrued interest receivable and payable and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $89.5 million and $128.2 million as of March 31, 2008 and December 31, 2007. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$6,166,231	$		$		$
AA	16,011,108		73,122		3,832		69,291
AA–	5,440,327		2,270				2,270
A+	4,998,225		55,233		37,390		17,843

Total	$32,615,891		$130,625		$41,222		$89,483

	As of December 31, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$6,997,759	$54,774	$22,826	$31,948
AA	12,591,793	64,955	3,269	61,686
AA–	4,782,550	14,769	3	14,766
A+	4,906,300	30,979	11,350	19,629

Total	$29,353,402	$165,477	$37,448	$128,029

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of March 31, 2008 and December 31, 2007, 16 and 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements, excluding agreements in which we served as intermediaries. As of March 31, 2008 and December 31, 2007, 84.7% and 83.0% of the total notional amount of our outstanding interest-rate exchange agreements was with 14 counterparties rated “AA–” or higher. As of March 31, 2008 and December 31, 2007, 100% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, the president and chief executive officer and the chief accounting and administrative officer concluded that the disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

Our 2007 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2007 annual report on Form 10-K.

The continued volatility in the U.S. credit markets may continue to significantly impact the market value of our assets and liabilities, particularly our mortgage-based assets, which could result in, among other things, financial management decisions that could depress our future net income.

The market value of our mortgage-based assets has significantly declined since the second half of 2007, contributing to an unrealized market value to book value of equity of 60.5% as of March 31, 2008. Should the quality of our mortgage-based securities decline and result in an other-than-temporary impairment, net income would decline as we reflect that writedown through our earnings. Further declines in the market value of such investments may require that we review our investment strategy with respect to such securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
10.1*	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP)—Annual Plan for President and CEO as of January 1, 2008.

10.2*	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP)—Annual Plan for Exempt Staff and Officers as of January 1, 2008.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation related exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	May 9, 2008
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	May 9, 2008
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer

EXHIBITS

Exhibit No.	Exhibits
10.1*	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP)—Annual Plan for President and CEO as of January 1, 2008.

10.2*	Federal Home Loan Bank of Seattle Incentive Compensation Plan (BICP)—Annual Plan for Exempt Staff and Officers as of January 1, 2008.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation related exhibit.