Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Seattle
filed 2008-08-13
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of July 31, 2008, the registrant had 3,784,824 shares of Class A stock and 22,315,238 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of June 30, 2008	As of December 31, 2007
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,229	$1,197
Interest-bearing deposits	6,821,992
Federal funds sold	8,094,400	1,551,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $0 and $2,524,974) (Note 2)	9,210,300	10,986,895
Advances (Note 3)	36,635,179	45,524,539
Mortgage loans held for portfolio (Note 4)	5,354,939	5,665,570
Accrued interest receivable (Other FHLBanks: $0 and $30,896)	217,894	312,405
Premises, software, and equipment, net	12,314	11,985
Derivative assets (Note 7)	62,236	131,487
Other assets	20,036	21,946

Total Assets	$66,430,519	$64,207,024

Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$832,323	$963,723
Non-interest bearing		2

Total deposits	832,323	963,725

Consolidated obligations, net (Note 5):
Discount notes	21,884,840	14,979,317
Bonds	40,505,448	44,996,227

Total consolidated obligations, net	62,390,288	59,975,544

Mandatorily redeemable capital stock (Note 6)	82,345	82,345
Accrued interest payable	370,554	523,253
Affordable Housing Program (AHP)	26,473	23,025
Payable to Resolution Funding Corporation (REFCORP)	6,968	4,655
Derivative liabilities (Note 7)	32,721	23,381
Other liabilities	33,544	35,203

Total liabilities	63,775,216	61,631,131

Commitments and contingencies (Note 10)
Capital (Note 6)
Capital stock:
Class A capital stock putable ($100 par value) - issued and outstanding shares: 3,174 shares as of June 30, 2008 and 2,874 shares as of December 31, 2007	317,378	287,449
Class B capital stock putable ($100 par value) - issued and outstanding shares: 21,490 shares as of June 30, 2008 and 21,411 shares as of December 31, 2007	2,148,968	2,141,141
Retained earnings	190,377	148,723
Accumulated other comprehensive loss:
Pension benefits	(1,420)	(1,420)

Total capital	2,655,303	2,575,893

Total Liabilities and Capital	$66,430,519	$64,207,024

*	Fair values of held-to-maturity securities were $8,257,658 and $10,747,261 as of June 30, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands)
Interest Income
Advances	$285,944	$349,967	$710,533	$707,558
Prepayment fees on advances, net	7,466	1,024	21,937	2,167
Interest-bearing deposits	27,762	43,450	41,790	74,813
Securities purchased under agreements to resell	373	6,086	373	12,899
Federal funds sold	54,758	122,588	127,695	205,472
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $3,381 and $29,053 for the three months ended June 30, 2008 and 2007; $23,078 and $60,557 for the six months ended June 30, 2008 and 2007)	85,872	123,414	197,274	256,713
Mortgage loans held for portfolio	70,825	76,683	139,271	154,773
Loans to other FHLBanks	2	12	16	13

Total interest income	533,002	723,224	1,238,889	1,414,408

Interest Expense
Consolidated obligations - discount notes	118,274	55,493	264,264	107,180
Consolidated obligations - bonds	359,178	619,366	844,822	1,220,011
Deposits	5,079	12,181	14,334	22,481
Securities sold under agreements to repurchase	2	4	5	8
Mandatorily redeemable capital stock and other borrowings	377	168	622	258

Total interest expense	482,910	687,212	1,124,047	1,349,938

Net Interest Income	50,092	36,012	114,842	64,470
Other Income (Loss)
Service fees	442	410	891	814
Net realized gain (loss) from sale of held-to-maturity securities	1,374	(1,292)	1,374	(3,643)
Net gain (loss) on derivatives and hedging activities	6,047	(3,506)	12,048	(4,693)
Net realized (loss) gain on early extinguishment of consolidated obligations	(6,495)	(155)	(22,672)	172
Other loss, net	(2)	(143)	(108)	(118)

Total other income (loss)	1,366	(4,686)	(8,467)	(7,468)

Other Expense
Operating:
Compensation and benefits	6,234	5,636	12,592	11,293
Other operating	4,574	4,784	9,086	9,218
Federal Housing Finance Board	502	444	1,005	891
Office of Finance	417	356	887	761
Other	73	218	238	534

Total other expense	11,800	11,438	23,808	22,697

Income Before Assessments	39,658	19,888	82,567	34,305
Assessments
AHP	3,275	1,640	6,803	2,825
REFCORP	7,277	3,649	15,153	6,296

Total assessments	10,552	5,289	21,956	9,121

Net Income	$29,106	$14,599	$60,611	$25,184

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Six Months Ended June 30, 2008 and 2007
	Class A Capital Stock*			Class B Capital Stock*		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value		Shares	Par Value
(in thousands)
Balance as of December 31, 2006		$		21,410	$2,140,997	$92,397	$(2,090)	$2,231,304
Proceeds from sale of capital stock	5		490	121	12,113			12,603
Net shares reclassified to mandatorily redeemable capital stock				(131)	(13,123)			(13,123)
Repurchases of capital stock			(5)					(5)
Comprehensive income:
Net income						25,184		25,184

Total comprehensive income						25,184		25,184
Dividends on capital stock:
Cash						(5,341)		(5,341)

Balance as of June 30, 2007	5		$485	21,400	$2,139,987	$112,240	$(2,090)	$2,250,622

Balance as of December 31, 2007	2,874		$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	3,638		363,750	79	7,827			371,577
Repurchases of capital stock	(3,338)		(333,821)					(333,821)
Comprehensive income:
Net income						60,611		60,611

Total comprehensive income						60,611		60,611
Dividends on capital stock:
Cash						(18,957)		(18,957)

Balance as of June 30, 2008	3,174		$317,378	21,490	$2,148,968	$190,377	$(1,420)	$2,655,303

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
(in thousands)
Operating Activities
Net income	$60,611	$25,184

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(32,431)	56,113
Change in net fair value adjustment on derivative and hedging activities	159,548	(77,021)
Loss (gain) on extinguishment of consolidated obligations	22,672	(172)
(Gain) loss on sale of held-to-maturity securities	(1,374)	3,643
Other	399	147
Net change in:
Accrued interest receivable	94,511	1,536
Other assets	8,736	66
Accrued interest payable	(152,669)	36,976
Other liabilities	4,304	374

Total adjustments	103,696	21,662

Net cash provided by operating activities	164,307	46,846

Investing Activities
Net change in:
Interest-bearing deposits	(6,822,446)	(1,142,000)
Securities purchased under agreements to resell		(300,000)
Federal funds sold	(6,543,400)	(4,588,000)
Premises, software and equipment	(1,953)	(359)
Held-to-maturity securities:
Net increase in short-term	(298,203)	(99,590)
Proceeds from maturities	2,586,205	2,291,923
Proceeds from sales	501,374	1,246,357
Purchases of long-term	(1,012,109)	(956,032)
Advances:
Proceeds	71,078,509	37,946,294
Made	(62,254,253)	(38,160,562)
Mortgage loans held for portfolio:
Principal collections	308,038	369,598
Recoveries	8

Net cash used in investing activities	(2,458,230)	(3,392,371)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2008		2007
(in thousands)
Financing Activities
Net change in:
Deposits		$(165,424)	$43,756
Net proceeds from issuance of consolidated obligations:
Discount notes		556,759,665	188,480,514
Bonds		16,496,771	20,384,535
Payments for maturing and retiring consolidated obligations:
Discount notes		(549,815,681)	(185,754,448)
Bonds		(20,712,451)	(19,899,281)
Proceeds from issuance of capital stock		371,577	12,603
Payments for interest on mandatorily redeemable capital stock		(494)	123
Net payments on bonds transferred to other FHLBBanks		(287,230)
Net payments on bonds transferred from other FHLBBanks			83,337
Payments for repurchase of capital stock		(333,821)	(5)
Cash dividends paid		(18,957)	(5,341)

Net cash provided by financing activities		2,293,955	3,345,793

Net increase in cash and cash equivalents		32	268
Cash and cash equivalents at beginning of the period		1,197	1,119

Cash and cash equivalents at end of the period		$1,229	$1,387

Supplemental Disclosures
Interest paid		$1,276,930	$1,312,839
AHP payments		$3,356	$4,938
REFCORP payments		$12,839	$2,638
Real estate owned	$		$161

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1.	Basis of Presentation, Error Correction, Adoptions of Accounting Principles, and Recently Issued Accounting Standards and Interpretations

General

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2007 audited financial statements and related notes, or the 2007 Audited Financials, included in the 2007 annual report on Form 10-K of the Federal Home Loan Bank of Seattle, or Seattle Bank. These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Error Correction

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of Statement of Financial Accounting Standard, or SFAS, No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its amendments, specifically SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not considered material to annual results for the year ended December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the financial statements as of December 31, 2007 and for the three and six months ended June 30, 2007 have been reclassified to conform to the financial statement presentation as of and for the six months ended June 30, 2008. Cash collateral and associated interest payable on such collateral totaling $34.0 million and $184,000 previously shown as deposits and interest payable have been reclassified in accordance with FIN 39-1, Amendment of FASB Interpretation No. 39, or FIN 39-1, as a reduction to derivative assets on the 2007 Statement of Condition. The net change in short-term held-to-maturity securities has been separated from changes in long-term held-to-maturity securities on the Statement of Cash Flows for the six months ended June 30, 2007.

Adoptions of Accounting Principles and Recently Issued Accounting Standards and Interpretations

SFAS 157. Fair Value Measurements and SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, or SFAS 159. SFAS 157 defines fair value, establishes a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines “fair value” as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. We did not elect to record any financial assets or liabilities at fair value upon implementation of SFAS 159. Although we changed our fair value measurement methodology on a number of our financial assets and liabilities, including advances and consolidated obligations, as discussed in Note 8, the implementation of SFAS 157 and SFAS 159 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

DIG Issue No. E23. Issues Involving the Application of the Shortcut Method under Paragraph 68

Effective January 1, 2008, we implemented the Derivatives Implementation Group Issue No. 23, or DIG Issue No. E23, which changes the criteria by which debt instruments qualify for shortcut hedge accounting under SFAS 133. DIG Issue No. E23 clarifies that the shortcut method may be applied during the period between trade date and settlement date for the hedged debt instrument provided that the difference between the trade date and the settlement date are in accordance with normal market terms and conventions. Our adoption of DIG Issue No. E23 did not have a material impact on our financial condition, results of operations, or cash flows.

FIN 39-1. Amendment of FASB Interpretation No. 39

Effective January 1, 2008, we implemented Financial Accounting Standards Board, or FASB, Staff Position No. FIN 39-1. FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Our adoption of the netting methodology in FIN 39-1 did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS 161. Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank), with early application allowed. We have not yet determined the effect that the adoption of SFAS 161 will have on our financial statement disclosures.

Note 2.	Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 5 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Major Security Types

The following table summarizes our held-to-maturity securities as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Commercial paper	$299,310	$	$(37)	$299,273
Other U.S. agency obligations*	75,681	953	(24)	76,610
Government-sponsored enterprises**	878,854	33,560	(1,332)	911,082
State or local housing agency obligations	6,330	5		6,335

Subtotal	1,260,175	34,518	(1,393)	1,293,300

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,750,429	1,676	(45,311)	1,706,794
Other U.S. agency obligations	5,106	49		5,155
Other****	6,194,590		(942,181)	5,252,409

Subtotal	7,950,125	1,725	(987,492)	6,964,358

Total	$9,210,300	$36,243	$(988,885)	$8,257,658

	As of December 31, 2007
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations*	$89,082	$2,135	$(4)	$91,213
Government-sponsored enterprises**	882,059	37,050	(3,732)	915,377
Other FHLBanks' consolidated obligations	2,524,974		(8,277)	2,516,697
State or local housing agency obligations	8,889	31		8,920

Subtotal	3,505,004	39,216	(12,013)	3,532,207

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,713,800	1,374	(46,972)	1,668,202
Other U.S. agency obligations	5,592	37		5,629
Other****	5,762,499	749	(222,025)	5,541,223

Subtotal	7,481,891	2,160	(268,997)	7,215,054

Total	$10,986,895	$41,376	$(281,010)	$10,747,261

*	Primarily consist of Government National Mortgage Association, or Ginnie Mae, and/or Small Business Association, or SBA, investment pools.
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

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $27.8 million and $29.9 million as of June 30, 2008 and December 31, 2007.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of June 30, 2008, we did not have any securities pledged as collateral to broker-dealers that they cannot sell or repledge.

As of June 30, 2008 and December 31, 2007, we held $164.9 million and $361.3 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock, or members with a representative serving on our Board of Directors, or Board. For additional information see Note 9.

Other Federal Home Loan Banks’ Consolidated Obligations

In June 2008, we sold our remaining $500.0 million investment in consolidated obligations of other Federal Home Loan Banks, or FHLBanks. This investment was within 90 days of maturity. As of December 31, 2007, we held $2.5 billion in consolidated obligations of other FHLBanks, $2.0 billion of which were called during the first quarter of 2008.

Mortgage-Backed Securities

Our mortgage-backed security, or MBS, investments consist of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We have increased exposure to the risk of loss on our investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. We regularly purchase credit enhancements to further reduce our risk of loss on such securities. Credit enhancements are defined as the percentage of subordinate tranches, overcollateralization, excess spread, or the support of third-party guarantees, if any, in a security structure that will absorb the losses before the security we purchased will take a loss.

Previously, Federal Housing Finance Board, or Finance Board, regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security was purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. Pursuant to a March 2008 Finance Board resolution, the limit on the FHLBanks' mortgage-backed securities purchases has increased from 300% to 600% of a bank’s regulatory capital for a period of two years. This resolution requires a FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases.

Our investment in mortgage-backed securities represented 290.1% and 281.3% of our regulatory capital as of June 30, 2008 and December 31, 2007.

Our investments in private issuer mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s and Standard & Poor’s, at purchase date. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes. The following table summarizes the par value of our private issuer mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of June 30, 2008. The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of June 30, 2008
Private Label Residential Mortgage-Backed Securities	AAA	A		BB+		Subtotal	Percent Average Credit Enhancement
(in thousands, except percentages)
Prime - Year of Issuance:
2003 and earlier	$1,129,357	$		$		$1,129,357	6.79
2004	285,483					285,483	5.53

Total Prime	$1,414,840	$		$		$1,414,840

Alt-A - Year of Issuance:
2003 and earlier	$463,610		$3,968	$		$467,578	6.97
2004	241,915					241,915	5.94
2005	307,530				10,488	318,018	37.93
2006	1,100,367					1,100,367	47.61
2007	1,891,549					1,891,549	38.50
2008	772,035					772,035	33.87

Total Alt-A	$4,777,006		$3,968		$10,488	$4,791,462

Total par value	$6,191,846		$3,968		$10,488	$6,206,302

Temporary Impairment

We regularly evaluate our held-to-maturity securities for other-than-temporary impairments, which are based on an evaluation of both current and future market and credit conditions as of a certain date. We evaluated our held-to-maturity securities as of June 30, 2008. As part of our analysis of other-than-temporary impairment for our MBS investments issued by entities other than government-sponsored entities, or GSEs, we employ a third-party model to project the lifetime cash flows that would be passed through to our MBS investments. This model incorporates each security’s structure, including the given credit enhancement with user defined assumptions regarding liquidation rate, loss severity levels, constant prepayment rate, and months to liquidation of the underlying collateral. We also consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Seattle Bank to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        We perform analysis on our mortgage-backed securities under various sets of assumptions, based on current financial trends and other market observable information. These scenarios are applied against each security’s credit structure to monitor credit enhancement sufficiency to protect our investment. The model solves for the cumulative default rate under the various scenarios that would cause the first dollar of loss to the investor. We compare these results to each security’s actual performance and level of credit enhancement to assess the capacity of the underlying collateral to fully return the Seattle Bank’s original investment, plus accrued interest, in accordance with all contractual terms. For certain MBS investments, we perform additional analysis under an assumed worst-case scenario, as well as comparisons to performance expectations for similar securities in recent studies published by leading industry experts and NRSROs. These studies are designed to forecast default frequency and expected losses based on a variety of factors, including expectations for moderate to severe declines in housing values.

Additionally, all of the MBS investments owned by the Seattle Bank contain some form of credit protection, such as the following:

•

Excess spread – where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the MBS loan. The spread differential may be used to cover any losses that may occur.

•

Over collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS loan balance. The excess collateral is available to cover any losses that may occur.

•	Subordination – the structure of classes of the security, where classes with priority of distribution of cash flows is subordinated, will absorb any credit losses before the senior classes.

•	Insurance wrap – where a third-party bond insurance company guarantees timely payment of principal and interest on the security. The bond insurance company is obligated to cover any losses that occur.

As of June 30, 2008, the results of our other-than-temporary impairment analysis indicate that we will timely receive all amounts due in accordance with all contractual terms on our held-to-maturity securities. Therefore, we believe that the decline in our MBS portfolio market value is a temporary impairment and have not recorded any losses.

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Commercial paper	$299,273	$(37)	$		$		$299,273	$(37)
Other U.S. agency obligations	9,389	(24)					9,389	(24)
Government-sponsored enterprises	214,781	(1,332)					214,781	(1,332)

Subtotal	523,443	(1,393)					523,443	(1,393)

Mortgage-Backed Securities:
Government-sponsored enterprises	275,172	(3,128)		1,125,602		(42,183)	1,400,774	(45,311)
Other	3,213,998	(700,578)		2,038,411		(241,603)	5,252,409	(942,181)

Subtotal	3,489,170	(703,706)		3,164,013		(283,786)	6,653,183	(987,492)

Total	$4,012,613	$(705,099)		$3,164,013		$(283,786)	$7,176,626	$(988,885)

	As of December 31, 2007
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,698	$(4)	$		$		$1,698	$(4)
Government-sponsored enterprises				490,326		(3,732)	490,326	(3,732)
Other FHLBanks’ consolidated obligations				2,516,697		(8,277)	2,516,697	(8,277)

Subtotal	1,698	(4)		3,007,023		(12,009)	3,008,721	(12,013)

Mortgage-Backed Securities:
Government-sponsored enterprises	5,549	(57)		1,351,990		(46,915)	1,357,539	(46,972)
Other	3,278,675	(172,184)		1,902,057		(49,841)	5,180,732	(222,025)

Subtotal	3,284,224	(172,241)		3,254,047		(96,756)	6,538,271	(268,997)

Total	$3,285,922	$(172,245)		$6,261,070		$(108,765)	$9,546,992	$(281,010)

As of June 30, 2008, 206 of our investment positions had gross unrealized losses totaling $988.9 million, with the total estimated fair value of these positions approximating 87.9% of their carrying value. Of these 206 positions, 115 positions had gross unrealized losses for at least 12 months. As of December 31, 2007, 185 of our investment positions had gross unrealized losses totaling $281.0 million, with the total estimated fair value of these positions approximating 97.1% of their carrying value. Of these 185 positions, 118 positions had gross unrealized losses for at least 12 months.

Gain (Loss) on the Sale of Held-to-Maturity Securities

In June 2008, we sold our remaining $500.0 million investment in other FHLBanks’ consolidated obligations, resulting in a gain of $1.4 million. During the six months ended June 30, 2007, we recorded net realized losses of $3.6 million on sales of held-to-maturity securities. The proceeds received of $501.4 million and $1.2 billion on the sales of held-to-maturity securities in the first six months of 2008 and 2007 were for securities that were within three months of maturity or had returned at least 85% of the principal outstanding from the date of acquisition.

Note 3.	Advances

For accounting policies and additional information concerning advances, see Note 6 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Redemption Terms

We had advances outstanding, including Affordable Housing Program, or AHP, advances, at interest rates ranging from 0.00% (one floored, floater advance) to 8.62% as of June 30, 2008 and 1.78% to 8.62% as of December 31, 2007. As of June 30, 2008 and December 31, 2007, AHP-advance interest rates ranged from 2.80% to 5.99%.

The following table summarizes the amount and weighted-average interest rate of our advances by term-to-maturity as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$21,317,125	2.77	$24,686,967	4.84
Due after one year through two years	6,965,787	3.14	13,032,053	4.95
Due after two years through three years	2,412,928	3.78	2,227,761	4.94
Due after three years through four years	1,314,691	4.18	955,383	4.96
Due after four years through five years	1,339,801	3.47	1,412,059	4.60
Thereafter	3,182,602	4.46	3,042,967	4.62

Total par value	36,532,934	3.13	45,357,190	4.86

Commitment fees	(854)		(919)
Discount on AHP advances	(182)		(217)
Discount on advances	(5,412)		(5,996)
SFAS 133 hedging adjustments	108,693		174,481

Total	$36,635,179		$45,524,539

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.” We offer putable advances, which we have a right to terminate at par at our discretion. We had putable advances outstanding of $4.3 billion and $4.2 billion as of June 30, 2008 and December 31, 2007. Convertible advances are initially variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We also have the option on specified dates to cancel the advance with the member. We had convertible advances of $370.0 million outstanding as of June 30, 2008 and December 31, 2007.

Concentration Risk

Our credit risk from advances is concentrated among commercial banks and savings institutions. As of June 30, 2008, two of our members had advances totaling 46.1% of the par value of our outstanding advances (Washington Mutual Bank, F.S.B. with 29.3% and Bank of America Oregon, N.A. with 16.8%). As of December 31, 2007, three of our members had advances totaling 63.0% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). The income from advances to these member institutions totaled $132.9 million and $327.4 million for the three and six months ended June 30, 2008, compared to $188.4 million and $385.1 million for the same periods in 2007. We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances. See Note 9 for additional information. No other member institutions held advances in excess of 10% of our total advances outstanding as of June 30, 2008 or December 31, 2007.

Interest-Rate Payment Terms

The following table summarizes advances by interest-rate payment terms as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed-interest rate	$21,905,139	60.0	$18,193,661	40.1
Variable-interest rate	14,257,795	39.0	26,793,529	59.1
Floating-to-fixed convertible rate	370,000	1.0	370,000	0.8

Total par value	$36,532,934	100.0	$45,357,190	100.0

Note 4.	Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

As of June 30, 2008 and December 31, 2007, 86.9% and 86.7% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of June 30, 2008 and December 31, 2007. For more information, see Note 9.

The following table summarizes information on our mortgage loans held for portfolio as of June 30, 2008 and December 31, 2007.

Mortgage Loans Held for Portfolio	As of June 30, 2008	As of December 31, 2007
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family mortgage loans	$801,726	$878,856
Fixed interest-rate, long-term, single-family mortgage loans	4,532,413	4,763,321

Total loan principal	5,334,139	5,642,177
Premiums	57,510	61,437
Discounts	(36,710)	(38,044)

Total	$5,354,939	$5,665,570

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

The principal balance of mortgage loans held for portfolio as of June 30, 2008 and December 31, 2007 was comprised of government-insured mortgage loans totaling $219.9 million and $236.5 million and conventional mortgage loans totaling $5.1 billion and $5.4 billion. See Note 8 for the estimated fair value of the mortgage loans held for portfolio as of June 30, 2008 and December 31, 2007.

As of June 30, 2008, we had $29.7 million of mortgage loans delinquent 90 days or more ($23.7 million of which were government-insured loans), compared to $31.3 million as of December 31, 2007 ($26.6 million of which were government-insured loans), and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2008 and December 31, 2007, we held no impaired mortgage loans.

On April 8, 2008, Standard & Poor’s lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation, or MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our supplemental mortgage insurance policies. The policies were cancelled as of that date. Based on our analysis of our mortgage loan portfolio, as of June 30, 2008, we have determined that the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of June 30, 2008 and December 31, 2007, the Seattle Bank had 25 and 13 mortgage loans totaling $3.8 million and $2.5 million in foreclosure. As of June 30, 2008 and December 31, 2007, the Seattle Bank had 2 and 5 mortgage loans totaling $435,000 and $912,000 classified as real estate owned.

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

The following table summarizes the book value, net of discounts and concessions, par value, and weighted average interest rate for our consolidated discount notes as of June 30, 2008 and December 31, 2007.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of June 30, 2008	$21,884,840	$21,925,873	2.17

As of December 31, 2007	$14,979,317	$15,060,643	4.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds outstanding by term-to-maturity as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$20,114,000	3.04	$13,686,340	4.48
Due after one year through two years	3,455,695	4.26	12,357,355	4.76
Due after two years through three years	2,817,745	4.27	4,270,180	4.81
Due after three years through four years	2,677,290	4.88	1,912,965	5.01
Due after four years through five years	3,572,000	4.51	3,757,000	5.08
Thereafter	7,825,940	5.30	8,949,140	5.39

Total par value	40,462,670	3.92	44,932,980	4.84
Premiums	17,582		21,693
Discounts	(34,378)		(41,629)
SFAS 133 hedging adjustments	59,574		83,183

Total	$40,505,448		$44,996,227

The amounts in the above table include certain consolidated obligation bond transfers from and to other FHLBanks as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Other FHLBanks’ Consolidated Obligations	Par Value	Net (Discount) Premium	Par Value	Net (Discount) Premium
(in thousands)
Transfers In:
FHLBank of Chicago	$1,426,000	$(33,580)	$1,471,000	$(33,676)
FHLBank of Pittsburgh			50,000	(137)
FHLBank of New York			10,000	107

Total	$1,426,000	$(33,580)	$1,531,000	$(33,706)

Transfers Out:
FHLBank of San Francisco	$145,000	$94	$225,000	$(3,477)
FHLBank of Dallas	135,880	620

Total	$280,880	$714	$225,000	$(3,477)

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of June 30, 2008 and December 31, 2007.

Par Value of Consolidated Obligation Bonds	As of June 30, 2008	As of December 31, 2007
(in thousands)
Non-callable and non-putable	$28,695,625	$25,686,450
Callable	11,767,045	19,246,530

Total par value	$40,462,670	$44,932,980

The following table summarizes the par value of consolidated obligation bonds outstanding by term–to-maturity or next call date as of June 30, 2008 and December 31, 2007.

Term-to-Maturity or Next Call Date	As of June 30, 2008	As of December 31, 2007
(in thousands)
Due in one year or less	$29,450,045	$26,264,320
Due after one year through two years	3,496,695	11,216,355
Due after two years through three years	1,727,745	1,718,180
Due after three years through four years	892,290	562,965
Due after four years through five years	942,000	1,212,000
Thereafter	3,953,895	3,959,160

Total par value	$40,462,670	$44,932,980

Interest-Rate Payment Terms

The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of June 30, 2008 and December 31, 2007.

Interest-Rate Payment Terms	As of June 30, 2008	As of December 31, 2007
(in thousands)
Fixed-interest rate	$29,371,670	$36,856,980
Variable-interest rate	11,021,000	8,026,000
Range-interest rate	70,000	50,000

Total par value	$40,462,670	$44,932,980

Note 6.	Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Capital Requirements

As of June 30, 2008 and December 31, 2007, we were in compliance with our capital rules and requirements. In addition, for regulatory purposes, mandatorily redeemable stock, discussed further below, is considered permanent capital. The following table shows our regulatory capital requirements compared to our actual capital position.

	As of June 30, 2008		As of December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital*	$1,609,346	$2,421,690	$799,564	$2,372,209
Total capital-to-assets ratio	4.00%	4.12%	4.00%	4.14%
Total regulatory capital	$2,657,221	$2,739,068	$2,568,281	$2,659,658
Leverage capital-to-assets ratio	5.00%	5.95%	5.00%	5.99%
Leverage capital	$3,321,526	$3,949,913	$3,210,351	$3,845,763

*	Excludes Class A stock

Mandatorily Redeemable Capital Stock

As of June 30, 2008 and December 31, 2007, 21 members and former members had requested redemptions of $82.3 million in Class B stock, which is subject to mandatory redemption with a five-year waiting period from the time of the request. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition.

Dividends

Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and in December 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance of a stock dividend, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of June 30, 2008 and December 31, 2007, we had excess stock of $647.0 million and $583.5 million or 1.0% and 0.9% of our total assets.

In addition, to meet the Finance Board’s conditions for the acceptance of our business plan following execution of the Written Agreement, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision of the Finance Board. In December 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006 with certain dividend parameters. The dividend parameters identified in the waiver generally provide that dividend payments may not exceed 50% of year-to-date GAAP net income. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. For additional information on the parameters of the dividend waiver, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” of our 2007 annual report on Form 10-K.

The dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision removing such limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

Capital Concentration

As of June 30, 2008, one member, Washington Mutual Bank, F.S.B., held 26.5% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, Washington Mutual Bank, F.S.B. and Merrill Lynch Bank USA collectively held 39.1% of our total outstanding capital stock, including mandatorily redeemable capital stock. See Note 9 for additional information. No other member held more than 10% of our outstanding capital stock and mandatorily redeemable capital stock as of these dates.

Note 7.	Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 8 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

For the three and six months ended June 30, 2008, we recorded $6.0 million and $12.0 million net gain on derivatives and hedging activities, compared to $3.5 million and $4.7 million net loss for the same periods in 2007. The $6.0 million and $12.0 million net gain for the three and six months ended June 30, 2008 were comprised of $6.1 million and $8.7 million net gain on fair value hedges and an $82,000 net loss and $3.3 million net gain on economic hedges. The $3.5 million and $4.7 million net loss for the three and six months ended June 30, 2007 were comprised of $2.8 million and $3.8 million net loss on fair value hedges and $670,000 and $916,000 net loss on economic hedges. We had no cash flow hedges, which are designated when hedging the exposure to variable cash flows of a forecasted transaction, during the three and six months ended June 30, 2008 and 2007.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps:
Fair value	$28,918,587	$(42,490)	$27,837,402	$(77,628)
Economic	740,000	210	726,000	(393)
Interest-rate swaptions:
Economic			200,000	2,920
Interest-rate caps/floors:
Fair value	80,000	139	140,000	202
Economic	410,000	1,970	450,000	1,805

Total derivatives excluding interest	$30,148,587	(40,171)	$29,353,402	(73,094)

Accrued interest		69,693		215,405
Cash collateral held from counterparty		(7)		(34,205)

Net derivative balances		$29,515		$108,106

Derivative balances:
Assets		$62,236		$131,487
Liabilities		(32,721)		(23,381)

Net derivative balances		$29,515		$108,106

The fair values of bifurcated embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $209,000 in unrealized net gain related to $125.0 million in consolidated obligation bonds outstanding as of June 30, 2008. This compares to $396,000 in unrealized net gain related to $125.0 million in consolidated obligation bonds outstanding as of December 31, 2007.

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

Under SFAS 157, fair value is a market-based measurement and defined as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. We did not elect to record any financial assets and liabilities at fair value upon implementation of SFAS 159.

For accounting policies and additional information concerning estimated fair values, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Summary of Critical Accounting Estimates” in this report.

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

Under the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Credit risk related to advances does not have an impact on the estimated fair values of our advances because collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Seattle Bank enjoys certain unique advantages as a creditor to its members since we have the ability to establish a blanket lien on assets of certain members, and in the case of FDIC-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Mortgage Loans Held for Portfolio

The estimated fair values for mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable

The estimated fair value is the recorded book value.

Derivative Assets and Liabilities

We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices excluding accrued interest receivable and payable. The estimated fair value is based on the London Interbank Offered Rate, or LIBOR, swap curve and forward interest rates at period end, and for interest-rate exchange agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices for similar options. Our valuation methodology uses discounted cash flow analysis. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Deposits

We determine estimated fair values of member institutions’ deposits with fixed interest rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate fair values based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs. We determine the fair value of our consolidated obligations by calculating the present value of expected future cash flows discounted by the consolidated obligation/discount note curve published by the Office of Finance, excluding the amount of accrued interest. The discount rates used are the consolidated obligation rates for instruments with similar terms.

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

A finance instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We categorized our derivative assets and liabilities, which are our only financial assets and liabilities recorded at fair value on our Statements of Condition, as level 2 because the inputs to the valuation methodology used to measure the fair value of these assets and liabilities includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

The following table presents for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on our Statement of Condition as of June 30, 2008.

	As of June 30, 2008
Fair Value Hierarchy	Total	Level 1	Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$62,236	$	$260,372	$	$(198,136)

Total assets at fair value	$62,236	$	$260,372	$	$(198,136)

Derivative liabilities	$(32,721)	$	$(230,849)	$	$198,128

Total liabilities at fair value	$(32,721)	$	$(230,849)	$	$198,128

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. Cash collateral plus accrued interest totaled $7,000 as of June 30, 2008.

We review the fair value hierarchy classification for our derivatives assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in or out at fair value in the quarter in which the changes occur.

Fair Value Summary Tables

The following tables summarize the carrying value and estimated fair values of our financial instruments as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
Estimated Fair Values	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,229	$		$1,229
Interest-bearing deposits	6,821,992		267	6,822,259
Federal funds sold	8,094,400		(25)	8,094,375
Held-to-maturity securities	9,210,300		(952,642)	8,257,658
Advances	36,635,179		75,651	36,710,830
Mortgage loans held for portfolio	5,354,939		(180,794)	5,174,145
Accrued interest receivable	217,894			217,894
Derivative assets	62,236			62,236
Financial Liabilities
Deposits	(832,323)		22	(832,301)
Consolidated obligations, net:
Discount notes	(21,884,840)		1,320	(21,883,520)
Bonds	(40,505,448)		(88,534)	(40,593,982)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(370,554)			(370,554)
Derivative liabilities	(32,721)			(32,721)
Other
Commitments to extend credit for advances	(854)			(854)
Commitments to issue consolidated obligations			135	135

	As of December 31, 2007
Estimated Fair Values	Carrying Value	Net Unrealized (Losses) Gains		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,197	$		$1,197
Federal funds sold	1,551,000			1,551,000
Held-to-maturity securities	10,986,895		(239,634)	10,747,261
Advances	45,524,539		142,811	45,667,350
Mortgage loans held for portfolio	5,665,570		(108,788)	5,556,782
Accrued interest receivable	312,405			312,405
Derivative assets	131,487			131,487
Financial Liabilities
Deposits	(963,725)			(963,725)
Consolidated obligations, net:
Discount notes	(14,979,317)		1,326	(14,977,991)
Bonds	(44,996,227)		(255,779)	(45,252,006)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(523,253)			(523,253)
Derivative liabilities	(23,381)			(23,381)
Other
Commitments to extend credit for advances	(919)			(919)
Commitments to issue consolidated obligations			1,739	1,739

Note 9.	Transactions with Related Parties and other FHLBanks

Transactions with Members

We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. Virtually all our advances are issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchased. Such transactions with members are entered into during the normal course of business.

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

For member transactions related to concentration of investments in held-to-maturity securities purchased from members or affiliates of certain members, see Note 2; concentration associated with advances, see Note 3; concentration associated with mortgage loans held for portfolio, see Note 4; and concentration associated with capital stock, see Note 6.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of June 30, 2008 and December 31, 2007.

Assets and Liabilities with Members and Affiliates	As of June 30, 2008	As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$217	$206
Interest-bearing deposits	1,096,000
Federal funds sold	467,300
Held-to-maturity securities	2,500,980	2,309,980
Advances*	36,601,803	45,475,763
Mortgage loans held for portfolio	5,334,099	5,646,637
Accrued interest receivable	176,225	254,811
Derivative assets	9,982	48,607

Total assets	$46,186,606	$53,736,004

Liabilities
Deposits	$804,203	$980,814
Mandatorily redeemable capital stock	67,978	67,978
Derivative liabilities	8,679	163
Other liabilities	20,791	20,731

Total liabilities	$901,651	$1,069,686

Other
Notional amount of derivatives	$11,030,086	$12,721,859
Letters of credit	$188,394	$160,810

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Six Months Ended June 30,
Income and Expense with Members and Affiliates	2008	2007
(in thousands)
Interest Income
Advances*	$727,653	$698,835
Prepayment fees on advances, net	21,937	2,167
Interest-bearing deposits	5,239	1,103
Securities purchased under agreements to resell	201
Federal funds sold	8,222	16,670
Held-to-maturity securities	47,062	47,376
Mortgage loans held for portfolio	138,711	154,644
Other income	16	13

Total interest income	949,041	920,808

Interest Expense
Deposits	13,976	21,810
Consolidated obligations*	29,826	6,032
Mandatorily redeemable capital stock	510	241

Total interest expense	44,312	28,083

Net Interest Income	$904,729	$892,725

Other Income (Loss)
Service fees	$891	$814
Net gain (loss) on derivatives and hedging activities	8,400	(6,571)
Other loss		(27)

Total other income (loss)	$9,291	$(5,784)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties

The following tables set forth information as of June 30, 2008 and December 31, 2007 and for the six months ended June 30, 2008 and 2007 with respect to transactions with (1) members holding more than 10% of the outstanding shares of our capital stock at each respective period end, (2) members with a representative serving on our Board at any time during the six months ended June 30, 2008 or during the year ended December 31, 2007, and (3) affiliates of the foregoing members or former members.

Assets and Liabilities with Related Parties	As of June 30, 2008		As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$		$206
Federal funds sold		198,000
Held-to-maturity securities		164,875	361,296
Advances*		15,696,347	32,780,783
Mortgage loans held for portfolio		4,644,905	4,912,130
Accrued interest receivable		103,389	195,820
Derivative assets			9,691

Total assets		$20,807,516	$38,259,926

Liabilities
Deposits		$17,398	$24,520
Other liabilities		18,501	18,469

Total liabilities		$35,899	$42,989

Other
Notional amount of derivatives	$		$5,218,800
Letters of credit		$25,661	$3,561

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Six Months Ended June 30,
Income and Expense with Related Parties	2008	2007
(in thousands)
Interest Income
Advances*	$325,349	$442,792
Prepayment fees on advances, net	21,127
Federal funds sold	673	7,051
Held-to-maturity securities	3,658	9,187
Mortgage loans held for portfolio	120,221	144,780

Total interest income	471,028	603,810

Interest Expense
Deposits	679	556
Consolidated obligations*	(1,818)	(565)

Total interest expense	(1,139)	(9)

Net Interest Income	$472,167	$603,819

Other Income (Loss)
Net gain (loss) on derivatives and hedging activities	$397	$(2,162)
Other income		10

Total other income (loss)	$397	$(2,152)

*	Includes the effect of associated derivatives with members or their affiliates.

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

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of June 30, 2008 and December 31, 2007. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.3 trillion and $1.2 trillion as of June 30, 2008 and December 31, 2007.

The FHLBank Act authorizes the U.S. Treasury, at its discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion. The Secretary of the U.S. Treasury determines the terms, conditions, and interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2008 or in the year ended December 31, 2007.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $13.0 million and $21.1 million as of June 30, 2008 and December 31, 2007. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $188.4 million and $160.8 million as of June 30, 2008 and December 31, 2007 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for bond purchases were $54.5 million as of June 30, 2008 and $56.0 million as of December 31, 2007. We have not purchased any bonds under this agreement.

As of June 30, 2008 and December 31, 2007, we had no investments that had been traded but not settled. As of June 30, 2008, we had $151.4 million in agreements outstanding to issue consolidated obligation discount notes. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Note 11.	Subsequent Events

In July 2008, the Board declared a $0.52 per share dividend on average Class A stock outstanding during the second quarter of 2008 and a $0.35 per share dividend on average Class B stock outstanding during the second quarter of 2008. The dividend will be paid prior to the end of August 2008.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	significant changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-based assets relative to other financial instruments;

•	adverse changes in the market prices or credit quality of our financial instruments or our failure to effectively hedge these instruments;

•	adverse changes in investor demand for consolidated obligations, which could adversely impact our future cost of funds;

•	changes in local and national economic conditions;

•	withdrawal of one or more large members, or unexpected demand for liquidity from our large members;

•	significant increases or decreases in business from or change in business of our members, or consolidation among our members;

•

legislative or regulatory changes or actions initiated by the U.S. Congress, or regulatory changes by any other body, that could cause us to modify our current structure, policies, or business operations;

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

Overview

This discussion and analysis reviews our financial condition as of June 30, 2008 and December 31, 2007 and our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion should be read in conjunction with our 2007 annual report on Form 10-K, including “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements” and “Item 1. Financial Statements” in this report.

Our financial condition as of June 30, 2008 and operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2008 or for any future dates or periods.

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

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, with market interest-rate changes and yield-curve shifts currently having the greatest impact on our performance.

Recent Developments

In July 2008, the Board declared a $0.52 per share dividend on average Class A stock outstanding during the second quarter of 2008 and a $0.35 per share dividend on average Class B stock outstanding during the second quarter of 2008. The dividend will be paid prior to the end of August 2008.

In July 2008, due to the continued adverse conditions relating to the capital and credit markets, the U.S. Treasury announced its intention to allow Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, access to its discount window for temporary liquidity requirements. In addition, the U.S. Treasury proposed a temporary increase in the credit lines of each of these government-sponsored entities, or GSEs.

Current market conditions, including ongoing concerns about other GSEs, have impacted the spreads on the Seattle Bank’s consolidated obligations. Recently, we have experienced some obstacles in attempting to issue longer-term debt at spreads consistent with historical levels due in part to the U.S. economy and credit markets, which may affect costs of funding for the Seattle Bank.

On July 30, 2008, the Housing and Economic Recovery Act of 2008, or the Housing Act, was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority, and address GSE reform issues. The Seattle Bank is currently reviewing the impact and effect of the Housing Act on our business and operations. Highlights of significant provisions of the Housing Act that directly affect the Seattle Bank include the following:

•

Creates a newly established federal agency regulator, the Federal Housing Finance Agency, or the Finance Agency, for the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Housing Act. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one-year transition, the Finance Board will be responsible for winding up its affairs. The Seattle Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board. From and after July 30, 2008, references to the Finance Board will be deemed to refer to the Finance Agency as all responsibilities will have transferred to the new regulator.

•

Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There were no such purchases by the U.S. Treasury through July 31, 2008, and the Seattle Bank has no immediate plans to utilize this U.S. Treasury authority.

•

Provides that the Director of the Finance Agency, or Director, will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.

•

Requires that two-fifths (2/5) of the Seattle Bank’s board of directors be non-member independent directors (nominated by our Board of Directors, or Board, in consultation with the Seattle Bank’s Advisory Council). Two of the independent directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory, grandfathering rules for the number of member director seats by state remain, unless an FHLBank merges.

•	Removes the maximum statutory annual limit on Board’s compensation.

•	Provides the Director with temporary authority over executive compensation. This temporary authorization expires on December 31, 2009.

•	Requires the Director to issue regulations to facilitate information sharing among the FHLBanks to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws.

•

Allows FHLBanks to voluntarily merge with the approval of the Director, and the FHLBanks’ respective board of directors and requires the Director to issue regulations regarding procedures for voluntary merger approvals, including procedures for Bank member approval.

•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.

•	Allows FHLBank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.

•

Authorizes the Director to establish low- and very low-income and certain other housing goals for loans acquired by the FHLBanks, which when established would impact the acquired member asset programs.

•	Provides FHLBank membership eligibility for Community Development Financial Institutions, or CFIs.

•	Redefines CFIs as those institutions that have assets not exceeding $1.0 billion and adds community development activities as eligible collateral for CFIs.

•	Provides that the Seattle Bank shall establish an office for diversity in management, employment and business activities.

•	Through December 31, 2010, authorizes the FHLBanks on behalf of one or more members to issue letters of credit to support tax-exempt bond issuances.

•

Authorizes a FHLBank under its Affordable Housing Program to provide grants for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Housing Act.

Quarterly Summary

During the second quarter of 2008, increasing delinquency and default rates on mortgage loans contributed to further deterioration and increased volatility of the U.S. credit markets. Such deterioration in the credit markets, which began in the second half of 2007, has constrained liquidity throughout the financial services industry. In response to these market conditions, some financial institutions began to reduce their asset balances and increase their capital levels to support the deteriorating quality of their mortgage loan portfolios. Although the initiatives implemented by the U.S. Federal Reserve during the first quarter of 2008 addressed liquidity pressures to some extent, the London Interbank Offered Rates (typically referred to as LIBOR), while somewhat improved during the second quarter, continued to be expensive relative to the U.S. Treasury securities benchmark. For instance, the average spread between three-month LIBOR and the three-month T-bill rate decreased from 1.60% in March 2008 to 0.90% in June 2008. The average spread was 0.70% as of June 30, 2007.

For many of our members, available sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements continued to be generally more constrained and more expensive than FHLBank advances. As a result, we continued to see strong demand for advances across our membership during the second quarter of 2008 although our members did prepay a total of $8.8 billion in advances in the first half of 2008, (with a $7.5 billion prepayment made by one of our members during the three months ended March 31, 2008) including $1.1 billion in June 2008.

With regard to our funding sources, although interest rates on FHLBank consolidated obligation bonds and discount notes relative to LIBOR fluctuated significantly during the six months ended June 30, 2008, the market for short-term FHLBank consolidated obligation discount notes and bonds was generally favorable, while the market for longer-term (greater than two years) consolidated obligation bonds was generally unfavorable. As a result, our mix of funding has shifted toward short-term debt. Since we price our advances based on our funding costs, our advance rates were also more favorable for short-term advances.

The Seattle Bank’s net income increased by $14.5 million and $35.4 million, to $29.1 million and $60.6 million, for the three and six months ended June 30, 2008, compared to the same periods in 2007. These increases in net income were primarily due to a decrease in net interest expense from consolidated obligations, net prepayment fee income, and the reinvestment of proceeds from maturing low-yielding investments, including, among others, the consolidated obligations of other FHLBanks, into market-rate investments. Net income for the three and six months ended June 30, 2008 includes net prepayment fees of $7.5 million and $21.9 million, which were offset by net realized losses on debt settlements of $6.5 million and $22.7 million.

As of June 30, 2008, we had total assets of $66.4 billion and retained earnings of $190.4 million, compared to total assets of $64.2 billion and retained earnings of $148.7 million as of December 31, 2007. The increase in assets primarily resulted from increased short-term investments, including certificates of deposit and federal funds sold, partially offset by advance prepayments.

Changes in market interest rates and the considerable decline in activity in the mortgage-backed securities primary and secondary markets during the six months ended June 30, 2008 and the year ended December 31, 2007, have had a significant net unfavorable impact on the fair value of our assets and liabilities. As of June 30, 2008 and December 31, 2007, our net unrealized market value losses were $1.1 billion and $460.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 56.9% and 82.2% as of June 30, 2008 and December 31, 2007. As of August 6, 2008, our unrealized market value loss increased to $1.6 billion, reducing the ratio of our market value to book value of equity to 43.5%. We hold a significant amount of mortgage-based assets, the market value of which has significantly declined since the second half of 2007. We have elected not to hedge our mortgage-based asset basis risk (the spread at which mortgage-based investments may be purchased relative to other financial instruments) due to the cost and lack of effective means of hedging this risk. We expect that our market-value-of-equity will continue to be depressed until the differences in the market value between our assets and liabilities improve. For additional information, see “—Financial Condition,” “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” Note 8 in “Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report.

In July 2008, in an effort to stabilize the housing market, the U.S. Federal Reserve granted Fannie Mae and Freddie Mac, the nation’s largest housing finance government-sponsored enterprises, direct access to liquidity through its discount window. The President of the United States signed into law legislation to temporarily expand the authority of the U.S. Treasury to purchase obligations and securities of Fannie Mae, Freddie Mac, and the FHLBanks to provide adequate liquidity for these government-sponsored enterprises. We believe that the Seattle Bank is adequately capitalized and do not anticipate utilizing these additional liquidity vehicles. See “Part II. Item 1A. Risk Factors” in this report.

We expect that the Seattle Bank will continue to serve as an important source of liquidity to our members. However, if members begin to significantly reduce their asset balances as a result of continuing credit market issues, our advance balance and associated interest income could decline. Due to our retirement of certain high-cost debt in 2008, 2007, and 2006, our interest expense has been favorably affected during the first half of 2008, and we expect our future interest expense to continue to be favorably affected. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity and leverage needs.

Financial Highlights

The following table presents a summary of selected financial information for the Seattle Bank for the periods indicated.

Selected Financial Data	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$66,431	$68,826	$64,207	$64,237	$56,946
Cash and investments (1)	24,127	25,173	12,539	16,330	22,227
Advances	36,635	37,748	45,525	41,425	28,141
Mortgage loans held for portfolio	5,355	5,521	5,666	5,808	5,993
Deposits and other borrowings	832	1,288	964	982	1,004
Consolidated obligations	62,390	64,103	59,976	59,743	52,832
Affordable Housing Program (AHP)	27	25	23	22	21
Payable to Resolution Funding Corporation (REFCORP)	7	8	5	7	4
Class A stock - putable	317	444	287	281
Class B stock - putable	2,149	2,145	2,141	2,140	2,140
Total capital	2,655	2,759	2,576	2,555	2,251

Statements of Income (for the three-month period ended)
Interest income	$533	$706	$809	$783	$723
Net interest income	50	65	61	46	36
Other income (loss)	2	(10)	(21)	1	(5)
Other expense	12	12	14	10	11
Income before assessments	40	43	26	37	20
AHP and REFCORP assessments	11	11	7	10	5
Net income	29	32	18	27	15

Dividends (for the three-month period ended)
Dividends paid in cash	$11	$8	$6	$3	$3
Annualized dividend rate
Class A stock - putable	3.21%	4.56%	5.12%	5.25%	5.25%
Class B stock - putable	1.40%	1.00%	0.80%	0.60%	0.60%
Dividend payout ratio	36.37%	26.60%	31.10%	12.00%	21.90%

Financial Statistics (for the three-month period ended)
Return on average equity	4.39%	4.71%	2.89%	4.48%	2.61%
Return on average assets	0.18%	0.19%	0.12%	0.18%	0.10%
Equity-to-assets ratio (2)	3.99%	3.98%	3.98%	3.97%	3.96%
Total capital-assets ratio (3)	4.12%	4.13%	4.14%	4.11%	4.10%
Net interest margin (4)	0.30%	0.39%	0.38%	0.30%	0.26%

(1)

Investments may include, among other things, interest-bearing deposits in banks (e.g., certificates of deposit), securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Equity-to-assets ratio is average capital stock, retained earnings and accumulated other comprehensive income, divided by the total average assets.
(3)	Total capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(4)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. The change in our asset mix as of June 30, 2008, compared to December 31, 2007, primarily was a result of $8.8 billion advance prepayments by members during the six months ended June 30, 2008. Excluding the effect of these prepayments, our advance balance as of June 30, 2008 remained essentially unchanged from that of December 31, 2007. The funds received from the advance prepayments were invested in short-term investments, including federal funds and certificates of deposit, which increased investments as a percentage of total assets.

The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2008 and December 31, 2007.

Major Categories of Assets as a Percentage of Total Assets	As of June 30, 2008	As of December 31, 2007
(in percentages)
Advances	55.1	70.9
Investments	36.3	19.5
Mortgage loans held for portfolo	8.1	8.8
Other assets	0.5	0.8

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of June 30, 2008 and December 31, 2007.

Major Categories of Liabilities and Total Capital As a Percentage of Total Liabilities and Capital	As of June 30, 2008	As of December 31, 2007
(in percentages)
Consolidated obligations	93.9	93.4
Deposits	1.3	1.6
Other liabilities*	0.8	1.0
Total capital	4.0	4.0

Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 0.1% of total liabilities and capital, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of August 6, 2008, June 30, 2008, and December 31, 2007, we had net unrealized market value losses of $1.6 billion, $1.1 billion, and $460.1 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 43.5%, 56.9% and 82.2% as of August 6, 2008, June 30, 2008, and December 31, 2007. The decline between August 6, 2008 and December 31, 2007 is primarily due to the following: an additional unrealized market value loss of $995.7 million on our variable interest-rate mortgage-backed securities and a $68.5 million increase in unrealized loss due to changes in model pricing assumptions on our advances as a result of the implementation of SFAS 157 on January 1, 2008. We expect that our market value of equity will continue to be depressed until the differences in market value between our assets (most significantly affecting our mortgage-based assets) and liabilities improve. We have elected not to hedge our mortgage-based asset basis risk due to the cost and lack of effective means of hedging this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 19.5%, or $8.9 billion, to $36.6 billion, as of June 30, 2008, compared to December 31, 2007. This decrease was primarily the result of prepayments of $8.8 billion by our members in the first half of 2008.

As of June 30, 2008, five members held 63.5% of the par value of our outstanding advances, with two members holding 46.1% (Washington Mutual Bank, F.S.B. with 29.3% and Bank of America Oregon, N.A. with 16.8%). As of December 31, 2007, five members held 70.4% of the par value of our outstanding advances, with three members holding 63.0% (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). No other borrower held over 10% of our outstanding advances as of June 30, 2008 or December 31, 2007. Because a large concentration of our advances is held by only a few members, changes in their borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

The percentage of variable interest-rate advances, including floating-to-fixed convertible advances, as a portion of our total advance portfolio was 40.0% as of June 30, 2008, compared to 59.9% as of December 31, 2007. This decrease is primarily due to prepayments of $7.5 billion in variable interest-rate advances with terms-to-maturity of less than two years and an increase in fixed interest-rate advances of $3.7 billion, to $21.9 billion as of June 30, 2008, compared to $18.2 billion as of December 31, 2007.

The total weighted-average interest rates on our advance portfolio declined significantly to 3.13% as of June 30, 2008 from 4.86% as of December 31, 2007. The weighted-average interest rate on our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as our cost of funds upon which our advance pricing is based. In the first half of 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 225 basis points, to 2.00%, in an effort to stimulate the U.S. economy and credit markets. These interest rate reductions, as well as overall lower funding costs, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$21,317,125	2.77	$24,686,967	4.84
Due after one year through two years	6,965,787	3.14	13,032,053	4.95
Due after two years through three years	2,412,928	3.78	2,227,761	4.94
Due after three years through four years	1,314,691	4.18	955,383	4.96
Due after four years through five years	1,339,801	3.47	1,412,059	4.60
Thereafter	3,182,602	4.46	3,042,967	4.62

Total par value	36,532,934	3.13	45,357,190	4.86
Commitment fees	(854)		(919)
Discount on AHP advances	(182)		(217)
Discount on advances	(5,412)		(5,996)
SFAS 133 hedging adjustments	108,693		174,481

Total	$36,635,179		$45,524,539

For additional information on advances, see Note 3 in “Item 1. Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the significant volatility in the global capital markets, including the U.S. credit markets, during the six months ended June 30, 2008 and the second half of 2007, alternative sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, became more constrained and expensive relative to FHLBank advances. Due significantly to these market conditions, we experienced a greater-than-expected increase in advance demand in the second half of 2007 and, with the exception of prepayments of $8.8 billion in advances during the first half of 2008, advance demand as of June 30, 2008 has remained essentially unchanged from December 31, 2007.

The Seattle Bank’s advance pricing alternatives include: differential pricing, daily market pricing, and auction pricing (which is offered only two times per week and for limited terms). We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market pricing. Excluding cash management advances, for the six months ended June 30, 2008, the amount of differentially priced advances accounted for 67.9% of new advances, compared to 69.2% of new advances for the year ended December 31, 2007. Excluding cash management advances, the amount of daily market-priced advances and auction-priced advances accounted for 26.3% and 5.8% of new advances for the six months ended June 30, 2008, compared to 19.0% and 11.8% of new advances for the year ended December 31, 2007.

We believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the modest decline was primarily due to continued volatility in the credit markets. Further, we believe that the use of differential pricing has helped to increase our advance balance since May 2005 and improve our profitability and capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock and access to an excess stock pool to encourage advance usage, and resumed paying dividends. Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members still using the stock pool must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of June 30, 2008, three members had less than $200 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension. At this time, the Seattle Bank does not expect to reinstate the excess stock pool before October 1, 2008, or ask for an extension beyond that date.

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

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2008 and December 31, 2007, we had advances of $16.9 billion and $28.6 billion outstanding to two and three members, which represented 46.1% (with 29.3% and 16.8%) and 63.0% (with 23.3%, 20.6%, and 19.1%) of our total par value of advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, and other money market instruments, and long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes our investments, both short- and long-term, as of June 30, 2008 and December 31, 2007.

Short- and Long-Term Investments	As of June 30, 2008	As of December 31, 2007
(in thousands)
Short-Term Investments
Federal funds sold	$8,094,400	$1,551,000
Interest-bearing deposits	6,821,992
Commercial paper	299,310

Total short-term investments	$15,215,702	$1,551,000

Long-Term Investments
Consolidated obligations of other FHLBanks		2,524,974
Mortgage-backed securities	7,950,125	7,481,891
Other U.S. agency obligations	75,681	89,082
Government-sponsored enterprise obligations	878,854	882,059
State or local housing agency obligations	6,330	8,889

Total long-term investments	$8,910,990	$10,986,895

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% (and set a target of 4.10% at that time) in order to allow us to more fully leverage our capital and provide liquidity to fund advances, which we have done for the six months ended June 30, 2008 and the year ended December 31, 2007. Going forward, we expect to continue to manage our business to a capital-to-assets ratio target of 4.10%, subject to applicable regulatory requirements, although our actual capital-to-assets ratio may vary. As a result of the Finance Board’s increase in mortgage-backed security investment limits discussed below, we may choose to increase, to some extent, our long-term investment portfolio to increase investment interest income.

Between June 30, 2008 and December 31, 2007, our short-term investment portfolio increased significantly as we reinvested funds from prepaid advances and long-term investments that were called prior to contractual maturity and leveraged the additional capital stock purchases by members that had formerly used the excess stock pool for their advance stock purchase requirement. As a result, as of June 30, 2008, our short-term investments increased by 881.0%, or $13.7 billion, to $15.2 billion, from $1.6 billion as of December 31, 2007. Our long-term investment portfolio declined by 18.9%, to $8.9 billion, primarily as a result of $2.5 billion in consolidated obligations of other FHLBanks we held that were called prior to contractual maturity or sold within three months of maturity. We expect that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity and leverage needs.

As of June 30, 2008 and December 31, 2007, we held $3.2 billion and $6.3 billion in held-to-maturity investments with unrealized losses of $283.8 million and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of June 30, 2008 and December 31, 2007 were primarily related to declining market values as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products. As of June 30, 2008, we have no projected shortfalls of interest or principal on any of our investment securities. Based on the creditworthiness of the issuers, the underlying collateral, and additional credit support, we believe that these unrealized losses represent temporary impairments and we have not recorded any losses. While the results of our impairment analysis show no losses, if among other things, loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, some of our securities could become impaired, which, should the severely depressed market values as of August 6, 2008, persist, could lead to significant impairment charges and lower net income. We believe that while credit concerns have arisen concerning the increase in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in housing prices, a significant portion of the mortgage-backed security price deterioration is due to the illiquidity in the current mortgage-backed securities market. Currently we cannot predict when or if such write-downs may occur or the size of any such write-down if they do occur. See Note 2 in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Credit-Risk Management—Investments” for additional information.

Consolidated Obligations of Other FHLBanks. As of June 30, 2008, we no longer hold any investments in consolidated obligations of other FHLBanks, a decrease of $2.5 billion from our investment in such obligations as of December 31, 2007. In the first quarter of 2008, $2.0 billion of these consolidated obligations were called. We sold the remaining $500.0 million investment in these obligations, which was within three months of maturity, in the second quarter of 2008. In a regulatory interpretation issued in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. All of our investments in other FHLBanks’ consolidated obligations were made prior to February 2005.

Mortgage-Backed Securities. Previously, Finance Board regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board adopted a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately, from 300% to 600% of a bank’s regulatory capital. This resolution, which remains in effect for two years, requires a FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases.

Our investment in mortgage-backed securities represented 290.1% and 281.3% of our regulatory capital as of June 30, 2008 and December 31, 2007. Mortgage-backed securities as of June 30, 2008 and December 31, 2007 included $655.7 million and $721.7 million in Freddie Mac mortgage-backed securities and $1.1 billion and $992.1 million in Fannie Mae mortgage-backed securities. As of June 30, 2008, the carrying value of our investments in mortgage-backed securities rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, or NRSRO, such as Moody’s and Standard & Poor’s, totaled $7.9 billion. As of June 30, 2008, we also held $4.0 million in private-label securities rated “A” and $10.5 million rated “BB+” all of which were downgraded from “AAA” in 2008.

Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for mortgage-backed security purchases to protect against credit losses on newly purchased securities.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of June 30, 2008 from December 31, 2007, primarily due to principal repayments.

Government-Sponsored Enterprise (GSE) Obligations. Our held-to-maturity investments in GSEs, excluding our investments in the consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $302.6 million and $304.3 million and Freddie Mac securities totaled $277.2 million and $278.8 million as of June 30, 2008 and December 31, 2007. These securities represented 6.3% and 4.7% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.1 billion and $5.4 billion in conventional mortgage loans and $219.9 million and $236.5 million in government-insured mortgage loans as of June 30, 2008 and December 31, 2007. The decrease for the six months ended June 30, 2008 was due to our receipt of $308.0 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program, or MPP, in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of June 30, 2008 and December 31, 2007, 86.9% and 86.7% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of June 30, 2008 and December 31, 2007.

Mortgage Loan Portfolio Activity	As of June 30, 2008	As of December 31, 2007
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,642,177	$6,336,632
Mortgage loans transferred to real estate owned		(769)
Maturities and principal amount sold	(308,038)	(693,686)

Mortgage loan par balance at period end	5,334,139	5,642,177

Mortgage loan net premium balance at beginning of the year	23,393	30,016
Net premium on loans transferred to real estate owned		4
Net premium recovery from repurchases	(8)	(11)
Net premium amortization	(2,585)	(6,616)

Mortgage loan net premium balance at period end	20,800	23,393

Total mortgage loans held for portfolio	$5,354,939	$5,665,570

Premium balance as a percent of mortgage loan par amounts	0.39%	0.41%
Average FICO score* at origination	746	745
Average loan-to-value ratio at origination	64.30%	64.39%

*	The Fair Isaac Credit Organization, or FICO, score is a standardized credit score used as an indicator of consumer financial responsibility, based on credit history.

Derivative Assets and Liabilities

As of June 30, 2008 and December 31, 2007, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $62.2 million and $131.5 million and derivative liabilities of $32.7 million and $23.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements between June 30, 2008 and December 31, 2007. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. See Notes 7 and 8 in “Item 1. Financial Statements” and “—Summary of Critical Accounting Estimates” for additional information.

We have traditionally used derivatives to hedge advances and consolidated obligations, as well as mortgage loans under our MPP and intermediary swaps for members. The principal derivative instruments we use are interest-rate exchange agreements such as interest-rate swaps, caps, floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, when appropriate, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

The notional amount of interest-rate exchange agreements increased by $795.2 million, to $30.1 billion, as of June 30, 2008, compared to December 31, 2007. Changes in the notional amount of interest-rate exchange agreements reflect changes in our use of such agreements to lower our cost of funds and reduce our interest-rate risk. For additional information, see Note 7 in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. As of June 30, 2008, Standard & Poor’s ratings outlook was favorable and Moody’s ratings outlook was stable for the Seattle Bank. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our annual report on Form 10-K.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 45.6%, to a par amount of $21.9 billion as of June 30, 2008, from $15.0 billion as of December 31, 2007. During the first half of 2008 and the second half of 2007, market demand for short-term, high-quality financial instruments increased as a result of the significant volatility in the global capital markets. As a result, we increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $40.5 billion and $44.9 billion as of June 30, 2008 and December 31, 2007. Due to the demand for short-term, high-quality financial instruments in the first half of 2008 and the relatively higher cost of longer-term funding, we decreased our issuances of longer-term consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds increased by $3.0 billion, to $11.0 billion, as of June 30, 2008 from December 31, 2007. The increase in variable interest-rate consolidated obligation bonds generally corresponded to the increase in longer-term, variable interest-rate advances and investments made during the six months ended June 30, 2008. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

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

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our mortgage-based assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the first half of 2008 and the second half of 2007, issuance costs for discount notes were less expensive than structured funding.

Our callable debt decreased by $7.4 billion, to $11.8 billion, as of June 30, 2008, compared to December 31, 2007, primarily due to shifts in our structured funding portfolio (i.e., our portfolio of interest-rate swapped consolidated obligation bonds with option features). We use structured funding to reduce funding costs and manage liquidity. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the three and six months ended June 30, 2008, we called and extinguished certain high-cost debt primarily to economically lower the relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligations called and extinguished for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
Consolidated Obligations Called and Extinguished	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$3,169,135	$2,775,000	$13,025,485	$8,905,500
Weighted-average interest rate	4.38%	5.47%	4.73%	5.46%

Consolidated Obligations Extinguished
Par value	763,145	9,865	952,535	9,865
Weighted-average interest rate	3.61%	5.62%	3.94%	5.62%

Total par value	3,932,280	2,784,865	13,978,020	8,915,365

Other Funding Sources. Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits decreased by $131.4 million, to $832.3 million, as of June 30, 2008, compared to December 31, 2007, primarily due to decreases in demand and overnight deposits. Demand deposits comprised the largest percentage of deposits, representing 80.9% and 79.0% of deposits as of June 30, 2008 and December 31, 2007. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. There were no transactions outstanding under repurchase agreements as of June 30, 2008 or December 31, 2007.

Other Liabilities. Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of June 30, 2008 and December 31, 2007.

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

Capital Resources

Our capital resources increased by $79.4 million, to $2.7 billion, as of June 30, 2008 from December 31, 2007. This increase was primarily driven by increases in retained earnings and outstanding Class A stock.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A stock and Class B stock.

Class A Stock. Class A stock, may be issued, redeemed, and repurchased only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to stockholdings. As of June 30, 2008 and December 31, 2007, our outstanding Class A stock totaled $317.4 million and $287.4 million.

Class B Stock. Class B stock can be issued, redeemed, and repurchased only at par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of June 30, 2008 and December 31, 2007, our Class B stock totaled $2.1 billion, with $315.3 million in Class B stock redemption requests. All of the Class B stock related to member withdrawals, arising from the acquisition of nine members by out-of-district institutions and 12 voluntary withdrawal requests, has been classified as mandatorily redeemable capital stock in our Statements of Condition.

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

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members that were using the stock pool must purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of June 30, 2008, three members had less than $200 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool is scheduled to expire on October 1, 2008, unless the Seattle Bank’s Board and the Director of the Office of Supervision approve an extension. At this time, the Seattle Bank does not expect to reinstate the excess stock pool before October 1, 2008, or ask for an extension beyond that date.

In actions relating to approval of the December 2006 amendments, our Board resolved that the Seattle Bank would maintain a member advance stock purchase requirement no lower than 4.0% and would not repurchase Class B stock during the periods the excess stock pool is in effect and would seek prior written authorization of the Director of the Office of Supervision if the Seattle Bank wished to lower that requirement or repurchase Class B stock thereafter.

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

In December 2007, we requested approval from the Director of the Office of Supervision to remove the 50% dividend parameter and introduce a modest excess Class B stock repurchase program in 2008. On April 28, 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retain the ability to redeem Class B stock following the expiration of the statutory five-year redemption period, and there are no restrictions on our ability to repurchase Class A stock. As circumstances warrant, we will resubmit our requests to remove the remaining restriction on our dividend payments and to allow the repurchase of excess Class B stock.

In addition, in February 2008, we amended our Capital Plan to (i) allow for transfers of excess stock at par value between unaffiliated members pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement gives us greater flexibility in our capital management practices, which is critical to effectively managing future growth in our advance business. Changes to this requirement would only be applied prospectively to new or renewing advances.

Dividends and Retained Earnings. In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net income increased to $29.1 million and $60.6 million for the three and six months ended June 30, 2008, compared to $14.6 million and $25.2 million for the same periods in 2007.

Dividends. Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of June 30, 2008, the Seattle Bank had excess stock of $647.0 million, or 1.0% of total assets.

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

The Finance Board’s termination of the Written Agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Director of the Office of Supervision granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiver from the Director of the Office of Supervision that was requested by our Board, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we are limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target has been met and the Director of the Office of Supervision removes our dividend restrictions. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision, in connection with the Finance Board’s approval of the business plan.

Our Board resumed and has declared dividends since December 2006. On July 31, 2008, the Board announced a $0.52 per share dividend on average Class A stock outstanding during the second quarter of 2008 and a $0.35 per share dividend on average Class B stock outstanding during the second quarter of 2008. These cash dividends will be paid in August 2008.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” in our 2007 annual report on Form 10-K for additional information.

Retained Earnings. In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In April 2008, the Board established a revised retained earnings target of $181.0 million. We reported retained earnings of $190.4 million as of June 30, 2008.

Statutory Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Board rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. As of June 30, 2008 and December 31, 2007, we were in compliance with these statutory capital requirements, which are described below.

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

    The following table presents our permanent capital and risk-based capital requirements as of June 30, 2008 and December 31, 2007.

Permanent Capital and Risk-Based Capital Requirements	As of June 30, 2008	As of December 31, 2007
(in thousands)
Permanent Capital
Class B stock	$2,148,968	$2,141,141
Mandatorily redeemable capital stock	82,345	82,345
Retained earnings	190,377	148,723

Permanent capital	$2,421,690	$2,372,209

Risk-Based Capital Requirement
Credit risk	171,057	133,575
Market risk	1,066,901	481,474
Operations risk	371,388	184,515

Risk-based capital requirement	$1,609,346	$799,564

The increase in our risk-based capital requirement as of June 30, 2008, compared to December 31, 2007, primarily reflects the increased market-risk capital required as a result of our unrealized market value loss. As noted previously, this decline in market value is primarily related to declines in the market value of our variable interest-rate mortgage-backed securities. In addition, credit risk increased because of our investment of funds into short-term, unsecured investments, such as federal funds sold and certificates of deposits from prepaid advances and held-to-maturity securities that were called prior to maturity. The operations risk component is 30% of the sum of the market- and credit-risk components.

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

The following table presents our capital-to-assets ratios as of June 30, 2008 and December 31, 2007.

Capital-to-Assets Ratios	As of June 30, 2008	As of December 31, 2007
(in thousands, except ratios)
Minimum Board-approved capital (4.05% of total assets)	$2,690,436	$2,600,384
Total regulatory capital	2,739,068	2,659,658
Capital-to-assets ratio	4.12%	4.14%

Leverage Capital Ratio. We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage ratios as of June 30, 2008 and December 31, 2007.

Leverage Ratios	As of June 30, 2008	As of December 31, 2007
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$3,321,526	$3,210,351
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,949,913	3,845,763
Leverage ratio (leverage capital as a percentage of total assets)	5.95%	5.99%

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of June 30, 2008 and December 31, 2007.

Unpledged Qualifying Assets	As of June 30, 2008	As of December 31, 2007
(in thousands)
Outstanding debt	$62,390,288	$59,975,544
Aggregate qualifying assets	66,335,933	64,041,606

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets.

These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our short-term investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by Standard & Poor’s or “Aaa” by Moody’s as of June 30, 2008 and December 31, 2007. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes.

As of June 30, 2008 and December 31, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements” in our 2007 annual report on Form 10-K for additional information.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of June 30, 2008.

	As of June 30, 2008
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$158,692	$		$		$		$158,692
Consolidated obligation bonds (at par)*	20,114,000		6,273,440		6,249,290		7,825,940	40,462,670
Derivative liabilities	32,721							32,721
Mandatorily redeemable capital stock	917		67,243		14,185			82,345
Operating leases	2,848		6,018		5,795			14,661

Total contractual obligations	$20,309,178		$6,346,701		$6,269,270		$7,825,940	$40,751,089

Other Commitments
Commitments for additional advances	$6,686		$6,350	$		$		$13,036
Standby letters of credit	185,192		3,129				73	188,394
Standby bond purchase agreements	54,500							54,500
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$246,378		$59,479	$			$73	$305,930

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of June 30, 2008, we had $151.4 million in agreements outstanding to issue consolidated obligation discount notes. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

The Seattle Bank’s net income was $29.1 million and $60.6 million for the three and six months ended June 30, 2008, compared to $14.6 million and $25.2 million for the same periods in 2007, increases of 99.4% and 140.7%. These increases were primarily due to increased net interest income. Net interest income increased by $14.1 million and $50.4 million primarily due to a decrease in net interest expense from consolidated obligations, net prepayment fee income, and the reinvestment of proceeds from maturing low-yielding investments into market-rate investments. Our early debt settlements, however, did adversely affect our net income for the three and six months ended June 30, 2008 by reducing other income by $6.5 million and $22.7 million.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, mortgage loans held for portfolio, and investments, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rate and yield-curve shifts are the primary economic factors affecting net interest income. In April 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 25 basis points, to 2.00%, in an effort to stimulate the U.S. credit market. As a result of our significant holdings of short-term investments and advances, we expect net interest income to be unfavorably impacted by the lower federal funds rates.

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2008 and 2007. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$38,417,877	$293,410	3.07	$26,145,266	$350,991	5.38
Mortgage loans held for portfolio	5,440,660	70,825	5.24	6,098,194	76,683	5.04
Investments	22,663,201	168,765	3.00	24,023,975	295,538	4.93
Other interest-earning assets	364	2	2.00	911	12	5.35

Total interest-earning assets	66,522,102	533,002	3.22	56,268,346	723,224	5.16

Other assets	356,118			505,883

Total assets	$66,878,220			$56,774,229

Interest-Bearing Liabilities
Consolidated obligations	$62,554,998	$477,452	3.07	$52,781,111	$674,859	5.13
Deposits	1,010,030	5,079	2.02	938,539	12,181	5.21
Mandatorily redeemable capital stock	82,345	374	1.82	82,222	165	0.80
Other borrowings	976	5	2.20	540	7	5.36

Total interest-bearing liabilities	$63,648,349	$482,910	3.05	$53,802,412	$687,212	5.13

Other liabilities	565,901			726,371
Capital	2,663,970			2,245,446

Total liabilities and capital	$66,878,220			$56,774,229

Net interest income		$50,092			$36,012

Interest-rate spread			0.17			0.03
Net interest margin			0.30			0.26

	For the Six Months Ended June 30,
	2008			2007
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$39,144,333	$732,470	3.76	$26,591,361	$709,725	5.38
Mortgage loans held for portfolio	5,519,652	139,271	5.07	6,186,443	154,773	5.05
Investments	22,147,805	367,132	3.33	22,740,623	549,897	4.88
Other interest-earning assets	1,087	16	2.96	492	13	5.35

Total interest-earning assets	66,812,877	1,238,889	3.73	55,518,919	1,414,408	5.14

Other assets	396,554			493,004

Total assets	$67,209,431			$56,011,923

Interest-Bearing Liabilities
Consolidated obligations	$62,715,319	$1,109,086	3.56	$52,092,019	$1,327,191	5.14
Deposits	1,085,427	14,334	2.66	870,419	22,481	5.21
Mandatorily redeemable capital stock	82,345	618	1.51	79,459	241	0.61
Other borrowings	653	9	2.76	944	25	5.34

Total interest-bearing liabilities	$63,883,744	$1,124,047	3.54	$53,042,841	$1,349,938	5.13

Other liabilities	648,880			732,658
Capital	2,676,807			2,236,424

Total liabilities and capital	$67,209,431			$56,011,923

Net interest income		$114,842			$64,470

Interest-rate spread			0.19			0.01
Net interest margin			0.35			0.23

For the three and six months ended June 30, 2008, the composition of our interest-earning assets changed significantly from the three and six months ended June 30, 2007, as we continued to refocus our business on advances, with the average balances of our advances increasing significantly and the average balances of our mortgage loans held for portfolio decreasing. The significant increases in our advances largely resulted from increased activity with our largest members. The reductions in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Lower prevailing interest rates impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios where yields declined significantly for the three and six months ended June 30, 2008, compared to the same periods in 2007.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008 v. 2007 Increase (Decrease)			2008 v. 2007 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$127,732	$(185,313)	$(57,581)	$273,719	$(250,974)	$22,745
Investments	(15,911)	(110,862)	(126,773)	(13,990)	(168,775)	(182,765)
Mortgage loans held for portfolio	(8,488)	2,630	(5,858)	(16,814)	1,312	(15,502)
Other loans	(5)	(5)	(10)	11	(8)	3

Total interest income	$103,328	$(293,550)	$(190,222)	$242,926	$(418,445)	$(175,519)

Interest Expense
Consolidated obligations	109,112	(306,519)	(197,407)	237,541	(455,646)	(218,105)
Mandatorily redeemable capital stock		209	209	9	368	377
Deposits and other borrowings	869	(7,973)	(7,104)	4,636	(12,799)	(8,163)

Total interest expense	$109,981	$(314,283)	$(204,302)	$242,186	$(468,077)	$(225,891)

Change in net interest income	$(6,653)	$20,733	$14,080	$740	$49,632	$50,372

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007, because of significantly lower short-term interest rates.

During the three and six months ended June 30, 2008, compared to the same periods in 2007, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 14 basis points and 18 basis points to 17 basis points and 19 basis points. The improvement of our interest-rate spread primarily resulted from an increase in the average balance of our advances, the reinvestment of lower yielding investments, and a reduction in the average cost of our consolidated obligations.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
Interest Income	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$285,944	$349,967	(18.3)%	$710,533	$707,558	0.4%
Prepayment fees on advances, net	7,466	1,024	629.1%	21,937	2,167	912.3%

Subtotal	293,410	350,991	(16.4)%	732,470	709,725	3.2%
Investments	168,765	295,538	(42.9)%	367,132	549,897	(33.2)%
Mortgage loans held for portfolio	70,825	76,683	(7.6)%	139,271	154,773	(10.0)%
Loans to other FHLBanks	2	12	(83.3)%	16	13	23.1%

Total interest income	$533,002	$723,224	(26.3)%	$1,238,889	$1,414,408	(12.4)%

Total interest income decreased for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to significant decreases in yields on advances and investments, partially offset by increases in advance volumes and prepayment fees.

Advances. Interest income from advances, excluding prepayment fees on advances, decreased 18.3% and increased 0.4% for the three and six months ended June 30, 2008, compared to the same periods in 2007. Interest income from significantly higher average advance balances was more than offset or generally offset for the three and six months ending June 30, 2008, compared to the same periods of 2007 by reductions in interest income from significant declines in average yields. Average advance balance increases of $12.3 billion and $12.6 billion representing a 46.9% and 47.2% growth for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily resulted from increases in advance activity with our largest members, although general advance activity across our membership base also increased.

For the three and six months ended June 30, 2008, new advances totaled $31.2 billion and $62.3 billion and maturing advances totaled $32.0 billion and $71.1 billion. Advance activity for the three and six months ended June 30, 2008 is significantly above the net advance activity for the same periods in 2007, when new advances totaled $19.9 billion and $38.2 billion and maturing advances totaled $17.4 billion and $37.9 billion.

The average yield on advances, including prepayment fees on advances, decreased by 231 and 162 basis points to 3.07% and 3.76% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to significant declines in prevailing short-term interest rates, combined with our increased amount of short-term advances.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the first half of 2008 and the second half of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained, and our advance balance may decline during the remainder of 2008 and in 2009 should some of the large, newly added advances mature or prepay without being renewed.

Prepayment Fees on Advances. For the three and six months ended June 30, 2008, we recorded net prepayment fee income of $7.5 million and $21.9 million primarily resulting from fees charged to borrowers that prepaid $1.1 billion and $8.8 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $181.9 million and $206.9 million in advances for the three and six months ended June 30, 2007, resulting in net prepayment fee income of $1.0 million and $2.2 million.

Investments. Interest income from investments, which includes short-term investments (e.g., interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold) and long-term investments (e.g., held-to-maturity securities) decreased by 42.9% and 33.2% for the three and six months ended June 30, 2008, compared to the same periods in 2007. These decreases primarily resulted from lower average yields on investments, lower average balances of investments, and a higher proportion of lower yield short-term investments to the total investment portfolio.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 7.6% and 10.0% for the three and six months ended June 30, 2008, compared to the same periods in 2007. The decreases were primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $657.5 million and $666.8 million, to $5.4 billion and $5.5 billion, for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, primarily due to receipt of principal payments. Partially offsetting these decreases in interest income from our mortgage loans held for portfolio were 20- and 2-basis point increases in the average yield on mortgage loans held for portfolio for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to a decrease in loan prepayments. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
Interest Expense	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$118,274	$55,493	113.1%	$264,264	$107,180	146.6%
Consolidated obligations - bonds	359,178	619,366	(42.0)%	844,822	1,220,011	(30.8)%
Deposits	5,079	12,181	(58.3)%	14,334	22,481	(36.2)%
Securities sold under agreements to repurchase	2	4	(50.0)%	5	8	(37.5)%
Mandatorily redeemable capital stock	374	165	126.7%	618	241	156.4%
Other borrowings	3	3	0.0%	4	17	(76.5)%

Total interest expense	$482,910	$687,212	(29.7)%	$1,124,047	$1,349,938	(16.7)%

Consolidated Obligation Discount Notes. Interest expense on consolidated obligation discount notes increased by 113.1% and 146.6% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to an increase in the proportion of short-term, lower-yield consolidated obligation discount notes to our total outstanding consolidated obligations, partially offset by lower prevailing interest rates.

Consolidated Obligation Bonds. Interest expense on consolidated obligation bonds decreased by 42.0% and 30.8% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to the decreased issuances of longer-term consolidated obligation bonds as a proportion of our total outstanding consolidated obligations and lower prevailing interest rates.

Deposits. Interest expense on deposits decreased by 58.3% and 36.2% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to a 319- and 255-basis point decrease in the average interest rate, partially offset by a $71.5 million and $215.0 million increase in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels.

Mandatorily Redeemable Capital Stock and Other Borrowings. Interest expense on mandatorily redeemable capital stock increased 126.7% and 156.4% for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to the increase in our dividend rates. The average balance of mandatorily redeemable capital stock was $82.3 million for the three and six months ended June 30, 2008 and $82.2 million and $79.5 million for the same periods in 2007.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
Effect of Derivatives and Hedging on Net Interest Income	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands)
(Decrease) Increase in Interest Income
Advances	$(25,048)	$10,772	$(27,600)	$20,758
Decrease (Increase) in Interest Expense
Consolidated obligations	60,946	(17,908)	90,513	(38,528)

Increase (Decrease) in Net Interest Income	$35,898	$(7,136)	$62,913	$(17,770)

Our use of interest-rate exchange agreements had a net favorable effect on our net interest income for the three and six months ended June 30, 2008, compared to a net unfavorable effect on our net interest income for the three and six months ended June 30, 2007, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in increases in net interest income for the three and six months ended June 30, 2008, compared to decreases in net interest income for the three and six months ended June 30, 2007.

Other Income (Loss)

Other income (loss) includes member service fees, net realized gain (loss) on the sale of held-to-maturity securities, net gain (loss) on derivatives and hedging activities, net realized (loss) gain on the early extinguishment of consolidated obligations, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other income (loss) for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
Other Income (Loss)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$442	$410	7.8%	$891	$814	9.5%
Net realized gain (loss) on sale of held-to-maturity securities	1,374	(1,292)	206.3%	1,374	(3,643)	137.7%
Net gain (loss) on derivatives and hedging activities	6,047	(3,506)	272.5%	12,048	(4,693)	356.7%
Net realized (loss) gain on early extinguishment of consolidated obligations	(6,495)	(155)	(4,090.3)%	(22,672)	172	(13,281.4)%
Other loss, net	(2)	(143)	98.6%	(108)	(118)	8.5%

Total other income (loss)	$1,366	$(4,686)	129.2%	$(8,467)	$(7,468)	(13.4)%

Total other income (loss) increased by $6.1 million for the three months ended June 30, 2008 and decreased by $1.0 million for the six months ended June 30, 2008, compared to the same periods in 2007, primarily due to $9.6 million and $16.7 million increases in net gain (loss) on derivatives and hedging activities and $2.7 million and $5.0 million increases in net realized gain (loss) on sale of held-to-maturity securities. These increases were partially offset by $6.3 million and $22.8 million increases in net realized (loss) gain on early extinguishment of consolidated obligations. The significant changes in other income (loss) are discussed in more detail below.

Net Realized Gain (Loss) on Sale of Held-to-Maturity Securities. In June 2008, we sold our remaining $500.0 million investment in other FHLBanks’ consolidated obligations, resulting in a net gain of $1.4 million for the three and six months ended June 30, 2008. During the same periods in 2007, we sold $500.0 million and $1.2 billion in held-to-maturity investments, resulting in net losses of $1.3 million and $3.6 million. All securities sold were within 90 days of maturity.

Net Gain (Loss) on Derivatives and Hedging Activities. For the three and six months ended June 30, 2008, we recorded increases of $9.6 million and $16.7 million in our total net gain (loss) on derivatives and hedging activities, compared to the same periods in 2007. These changes are discussed below.

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of SFAS 138. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not considered material to annual results for the year ended December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements.

Advances. For the three and six months ended June 30, 2008, we recognized net gains of $337,000 and $1.6 million on interest-rate exchange agreements used to hedge advances, compared to net losses of $24,000 and $39,000 for the same periods in 2007.

Consolidated Obligations. For the three and six months ended June 30, 2008, we recognized net gains of $5.8 million and $7.1 million on interest-rate exchange agreements used to hedge consolidated obligations, compared to net losses of $2.8 million and $3.7 million for the same periods in 2007.

Economic Hedges. As of June 30, 2008 and 2007, we held $260.0 million and $300.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors that were used to economically hedge changes in the fair value of our assets and liabilities. Our recorded gains or losses related to interest-rate caps and floors were $1.1 million net loss and $159,000 net gain for the three and six months ended June 30, 2008, compared to net losses of $506,000 and $708,000 for the same periods in 2007.

In addition, for the six months ended June 30, 2008, we recorded net gains of $1.6 million on $850 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to improve our convexity of equity. There was no comparable activity during the three months ended June 30, 2008 or the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, we also recorded net gains of $1.0 million and $1.5 million on interest-rate swaps economically hedging our consolidated obligations, compared to net losses of $164,000 and $207,000 for the three and six months ended June 30, 2007.

Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds. During the three and six months ended June 30, 2008, we recorded net losses of $1.7 million and $8.3 million related to calls of consolidated obligations and net losses of $4.8 million and $14.4 million on extinguishments of consolidated obligations, net of interest rate exchange agreement cancellations. During the same periods of 2007, we recorded net losses of $526,000 and $199,000 on consolidated obligation calls. Our debt extinguishments in the second quarter of 2007 resulted in a gain of $371,000. There was no comparable activity in the first quarter of 2007.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligations called and extinguished for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
Consolidated Obligations Called and Extinguished	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$3,169,135	$2,775,000	$13,025,485	$8,905,500
Weighted-average interest rate	4.38%	5.47%	4.73%	5.46%

Consolidated Obligations Extinguished
Par value	763,145	9,865	952,535	9,865
Weighted-average interest rate	3.61%	5.62%	3.94%	5.62%

Total par value	3,932,280	2,784,865	13,978,020	8,915,365

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

Other Expense

Other expense includes operating expenses, Finance Board and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
Other Expense	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating:
Compensation and benefits	$6,234	$5,636	10.6%	$12,592	$11,293	11.5%
Occupancy cost	1,066	1,116	(4.5)%	2,277	2,482	(8.3)%
Other operating	3,508	3,668	(4.4)%	6,809	6,736	1.1%
Federal Housing Finance Board	502	444	13.1%	1,005	891	12.8%
Office of Finance	417	356	17.1%	887	761	16.6%
Other	73	218	(66.5)%	238	534	(55.4)%

Total other expense	$11,800	$11,438	3.2%	$23,808	$22,697	4.9%

Total other expense increased by $362,000 and $1.1 million for the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to increased compensation and benefits expense. Our employee headcount increased to 143 as of June 30, 2008, compared to 126 as of June 30, 2007, primarily due to conversions to full-time employees of contract employees hired during 2007.

Assessments

Our assessments for AHP and REFCORP substantially increased for the three and six months ended June 30, 2008, compared to the same periods in 2007, due to significantly increased net income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended			For the Six Months Ended
AHP and REFCORP Assessments	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)	June 30, 2008	June 30, 2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$3,275	$1,640	99.7%	$6,803	$2,825	140.8%
REFCORP	7,277	3,649	99.4%	15,153	6,296	140.7%

Total assessments	$10,552	$5,289	99.5%	$21,956	$9,121	140.7%

See “Part I. Item 1. Business—Regulation” in our 2007 annual report on Form 10-K for additional information on our assessments.

Summary of Critical Accounting Estimates

As a result of our implementation of SFAS 157, we implemented a material change to our accounting policies and estimates related to fair value measurement on January 1, 2008. Other than as disclosed in our 2007 annual report on Form 10-K and as disclosed below, there have been no material changes to our critical accounting estimates that had a material impact on our results of operations or financial condition during the three and six months ended June 30, 2008.

Estimated Fair Values of Financial Instruments. We carry certain assets and liabilities, including our derivatives, on the Statements of Condition at fair value. We adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value, and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price).

Fair values play an important role in the value of certain of our assets, liabilities, and hedging transactions. Fair values are based on quoted market prices or market-based prices, if such prices are available. If quoted prices or market-based prices are not available, fair values are determined based on valuation models that use either: (i) discounted cash flows, using market estimates of interest rates and volatility (if applicable); or (ii) dealer prices and prices of similar instruments.

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

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1 and 8 in “Item 1. Financial Statements” of this report and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Critical Accounting Estimates” included in our 2007 annual report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Seattle Bank is exposed to market risk since interest rates and spreads have direct effects on the market value of our financial assets and liabilities. Because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, the component of market risk having the greatest effect on our financial condition and results of operations is interest-rate risk.

Interest-rate risk is the risk that the total market value of our asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be significantly affected by interest-rate changes. Interest-rate risk can occur in a variety of forms, including repricing risk, yield-curve risk, basis risk, and option risk. We face repricing risk when an asset and liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. In isolation, repricing risk assumes that all interest rates change by the same magnitude; however, differences in the timing of the repricing of assets and liabilities can cause spreads between assets and liabilities to diverge. Yield-curve risk is the risk that changes in the shape of the yield curve may affect the market value of our assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different indices, such as LIBOR or our cost of funds. Different indices can move at different rates or in different directions, which can cause variances in income and expense. Option risk results from the optionality embedded in certain of our assets and liabilities, such as our mortgage loans held for portfolio.

Through our market-risk management, we attempt to ensure that we are profitable and to protect net income and market value of equity over a wide range of interest-rate environments. Our general approach to managing market risk is to acquire and maintain a portfolio of assets and liabilities that, together with our associated interest-rate exchange agreements, limits our expected market value and income statement volatility. This approach complies with Finance Board regulations that limit the use of interest-rate exchange agreements to those that reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions.

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

Effective Duration of Equity. Effective duration is a measure of the price sensitivity of a financial instrument to changes in interest rates. Higher duration numbers, whether positive or negative, indicate greater price-sensitivity to changes in interest rates. For example, if a portfolio has an effective duration of two, then the portfolio’s value would be expected to decline about 2% for a 1% increase in interest rates or rise about 2% for a 1% decrease in interest rates, absent any other effects.

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

Effective Key-Rate Duration of Equity Mismatch. Effective key-rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate duration of equity mismatch is the difference between the maximum and minimum effective key-rate duration of equity measures.

Effective Convexity of Equity. Effective convexity measures the estimated effect of non-proportional changes in instrument prices that is not incorporated in the proportional effects measured by effective duration. Financial instruments can have positive or negative effective convexity.

Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of commitments multiplied by the effective convexity of commitments, with the net result divided by the market value of equity.

Market-Value-of-Equity Sensitivity. Market value of equity is the present value of the expected net cash flows from all of our assets, liabilities, and commitments. Market-value-of-equity sensitivity is the change observed in our estimated market value of equity, given an instantaneous parallel increase or decrease in the yield curve.

Market-Risk Management

Our market-risk measures reflect the sensitivity of our assets and liabilities to changes in interest rates, which is primarily due to mismatches in the maturities and embedded options associated with our mortgage-based assets and the consolidated obligation bonds we use to fund these assets. The prepayment options embedded in mortgage-based instruments may be exercised at any time, while the call options embedded in our callable debt are exercisable on a set date or series of dates following a lock-out period. These differences in the structure and characteristics of the mortgage prepayment options embedded in our mortgage-based assets and the call options within the consolidated obligations issued on our behalf cause the market values of our mortgage-based assets and callable debt to respond differently to changes in interest rates and the shape of the yield curve. For example, a significant drop in interest rates will likely trigger rapid prepayments of our mortgage-based assets, while the debt issued to fund the purchase of those assets may or may not be callable depending on the remaining length of the lock-out periods, the exercise prices of the call options, and whether the options are exercisable continuously, periodically, or on a specific date.

Our advances result in minimal interest-rate risk because we generally enter contemporaneously into interest-rate swaps or match fund to hedge our fixed interest-rate advances with maturities greater than three months and advances with embedded derivatives, such as put options. These hedged advances effectively create a pool of variable interest-rate assets, which in combination with the strategy of issuing a portion of our debt swapped to variable interest-rates, creates an advance portfolio with low net interest-rate risk. Our short-term investments have maturities of three-months or less or are variable interest-rate investments. These investments also effectively match the interest-rate risk of our variable interest-rate funding.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of June 30, 2008 and December 31, 2007, our market-risk measures were within our policy limits.

The following table summarizes our primary risk measures and their respective limits and our compliance as of June 30, 2008 and December 31, 2007.

Primary Risk Measures	As of June 30, 2008	As of December 31, 2007	Risk Measure Limit
Effective duration of equity	1.63	0.70	+/-5.00
Effective convexity of equity	(0.09)	(1.54)	+/-4.00
Effective key-rate-duration-of-equity mismatch	2.09	0.81	+/-3.50
Market-value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.50)%	(1.24)%	+/-4.50%
Market-value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	1.36%	(0.49)%	+/-4.50%

The effective duration of equity and effective convexity of equity increased as of June 30, 2008, compared to December 31, 2007. The extension in the duration of equity primarily resulted from an increase in duration contributions of our mortgage-based assets and advances, net of derivatives hedging those advances, and increases in the size of our money-market investment portfolio. These increases were partially offset by reductions in the duration contributions of our consolidated obligation bonds, declines in the size of our agency investment portfolio, and increases in the balance of our consolidated obligation discount notes. The increase in the effective convexity of equity was primarily caused by greater positive convexity contributions of our mortgage-based assets and the reduced size of our agency investment portfolio that was partially offset by decreased positive convexity contributions of our consolidated obligations. Effective key-rate duration of equity increased as of June 30, 2008 from December 31, 2007, primarily due to our management of duration and convexity exposures.

Our estimates of our market-value-of-equity sensitivity changes resulting from up/down 100-basis point changes in interest rates improved modestly based on market-value change as of June 30, 2008, compared to estimates as of December 31, 2007; however, our estimated exposure to changes in interest rates on a percentage basis increased due to the significant decline in our estimated market value that occurred between June 30, 2008 and December 31, 2007. The decline in our estimated market value has been primarily driven by material declines in the price of mortgages backed by Alt-A collateral. We believe that based upon the level of credit enhancements we have purchased for our Alt-A collateral-backed investments in conjunction with our intent and ability to hold these investments to maturity, we will recover our initial investments in these securities and the stated rates of interest. Consequently we view the decline in our market value and the increased market-value-of-equity sensitivity on a percentage basis as temporary.

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

The total notional amount of interest-rate exchange agreements outstanding was $30.1 billion and $29.4 billion as of June 30, 2008 and December 31, 2007. The notional amount of these agreements serves as a factor in determining periodic interest payments or cash flows received and paid and does not represent actual amounts exchanged or our exposure to credit or market risk. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. Notional values are not meaningful measures of the risks associated with interest-rate exchange agreements or other derivatives, which can only be meaningfully measured on a market value basis, taking into consideration the cost of replacing interest-rate exchange agreements with similar agreements from a highly-rated counterparty.

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

Under our subprime collateral program, we accept certain categories of first-lien, single-family, subprime mortgage loans as collateral. As of June 30, 2008, we had no members participating in our subprime collateral program. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” in our 2007 annual report on Form 10-K for more information on this program.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of June 30, 2008, our unsecured credit exposure was $16.3 billion, primarily consisting of $8.1 billion of federal funds sold and $6.6 billion in certificates of deposit. As of December 31, 2007, our unsecured credit exposure was $5.2 billion, primarily consisting of $1.6 billion in federal funds sold and $2.5 billion of other FHLBanks’ consolidated obligations. The increase in unsecured credit exposure primarily resulted from the investment in federal funds sold and certificates of deposit of funds received from prepaid advances and capital stock purchases by members that had formerly used the excess stock pool for their advance stock purchase requirement.

The following table presents our long-term investments by type and credit rating as of June 30, 2008.

	As of June 30, 2008
Long-Term Rating	AAA or Government Agency		AA	A		Below A		Unrated		Total
(in thousands)
Commerical Paper	$		$299,310	$		$		$		$299,310
Other U.S. agency obligations		940,175							14,360	954,535
State or local housing investments		680	5,650							6,330
Mortgage-backed securities		7,935,669			3,968		10,488			7,950,125

Total long-term investment securities		$8,876,524	$304,960		$3,968		$10,488		$14,360	$9,210,300

Our mortgage-backed security portfolio consists of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We regularly purchase credit enhancements to further reduce our risk of loss on such securities. Credit enhancement can take the form of over collateralization, subordination, excess spread or the support of third-party guarantees. Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for mortgage-backed security purchases to protect against credit losses on newly purchased securities.

We regularly evaluate our held-to-maturity securities for other-than-temporary impairments. Our evaluation process includes monitoring of credit ratings and statistics, as well as current credit subordination, delinquency rates, loss rates, and changes in ratings of subordinate tranches. We perform stress testing on the individual securities in our held-to-maturity portfolio based on liquidation rate, loss severity levels, constant prepayment rate, and months to liquidation of the underlying collateral. We also consider each individual security’s credit enhancements. For additional information, see Note 2 in “Part I. Item 1. Financial Information” in this report.

The following table summarizes as of June 30, 2008 the par value of our private issuer mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities. The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of June 30, 2008
Private Label Residential Mortgage-Backed Securities	AAA	A		BB+		Subtotal	Percent Average Credit Enhancement
(in thousands, except percentages)
Prime - Year of Issuance:
2003 and earlier	$1,129,357	$		$		$1,129,357	6.79
2004	285,483					285,483	5.53

Total Prime	$1,414,840	$		$		$1,414,840

Alt-A - Year of Issuance:
2003 and earlier	$463,610		$3,968	$		$467,578	6.97
2004	241,915					241,915	5.94
2005	307,530				10,488	318,018	37.93
2006	1,100,367					1,100,367	47.61
2007	1,891,549					1,891,549	38.50
2008	772,035					772,035	33.87

Total Alt-A	$4,777,006		$3,968		$10,488	$4,791,462

Total par value	$6,191,846		$3,968		$10,488	$6,206,302

As of June 30, 2008 and December 31, 2007, we held $3.2 billion and $6.3 billion in held-to-maturity investments with unrealized losses of $283.8 million and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of June 30, 2008 and December 31, 2007 were primarily related to declining market values as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products. As of June 30, 2008, we have no projected shortfalls of interest or principal payments on any of our investment securities. Based on the creditworthiness of the issuers, the underlying collateral, and additional credit support, we believe that these unrealized losses represent temporary impairments and we have not recorded any losses. While the results of our impairment analysis show no losses, if among other things, loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, some of our securities could become impaired, which, should the severely depressed market values as of August 6, 2008, persist, could lead to significant impairment charges and lower net income. We believe that while credit concerns have arisen concerning the increase in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in housing prices, a significant portion of the mortgage-backed security price deterioration is due to the illiquidity in the current mortgage-backed security market. Currently, we cannot predict when or if such write-downs may occur or the size of any such write-down if they do occur.

Mortgage Loans Held for Portfolio

The Seattle Bank has never experienced a credit loss and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the MPP, we previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $5.3 billion and $5.6 billion as of June 30, 2008 and December 31, 2007, which was comprised of $219.9 million and $236.5 million in government-insured mortgage loans and $5.1 billion and $5.4 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and supplemental mortgage insurance. On April 8, 2008, Standard & Poor’s lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation, or MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis and we believe that the credit enhancements provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses, that an allowance for credit loss is unnecessary, and that we have the policies and procedures in place to appropriately manage this credit risk.

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

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements, but before considering collateral, was $62.2 million and $165.5 million as of June 30, 2008 and December 31, 2007. In determining maximum credit risk, we consider accrued interest receivable and payable and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $62.2 million and $128.0 million as of June 30, 2008 and December 31, 2007. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2008 and December 31, 2007.

	As of June 30, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$5,283,662	$3,750	$	$3,750
AA	13,537,649	49,516		49,516
AA–	5,580,851	2,739		2,739
A+	702,200
A	5,044,225	6,238	(7)	6,231

Total	$30,148,587	$62,243	$(7)	$62,236

	As of December 31, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$6,997,759	$54,774	$22,826	$31,948
AA	12,591,793	64,955	3,269	61,686
AA–	4,782,550	14,769	3	14,766
A+	4,906,300	30,979	11,350	19,629
A	75,000

Total	$29,353,402	$165,477	$37,448	$128,029

We have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality. As of June 30, 2008 and December 31, 2007, 16 and 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of June 30, 2008 and December 31, 2007, 80.9% and 83.0% of the total notional amount of our outstanding interest-rate exchange agreements was with 13 counterparties rated “AA–” or higher. As of June 30, 2008 and December 31, 2007, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as Standard & Poor’s or Moody’s.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, the president and chief executive officer and the chief accounting and administrative officer concluded that the disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, no such change occurred during such period.

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

Our 2007 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes additions and material updates to, and should be read in conjunction with, the risk factors included in our 2007 annual report on Form 10-K.

A continued decline in the U.S. housing market could negatively impact demand for our advances, which could result in declines in net income.

Demand for our advances is driven, in part, by our members’ ability to provide adequate collateral, some in the form of mortgage loans, which have been negatively impacted by the significant deterioration in the U.S. housing market. Due to our members’ required level of capital needed to provide new mortgage loans and support delinquent or defaulting mortgage loans that are currently held as collateral, and the volatility in the credit markets in general, our members may reduce their asset balances, which may result in reduction of FHLBank advances. Reductions in advance volumes would likely unfavorably reduce our net income.

The continued volatility in the U.S. credit markets may continue to significantly impact the market value of our assets and liabilities, particularly our mortgage-based assets, which could result in, among other things, financial management decisions that could negatively impact our future net income.

The market value of our mortgage-based assets has significantly declined since the second half of 2007, contributing to an unrealized market value to book value of equity of 56.9% as of June 30, 2008 and 43.5% as of August 6, 2008. Although the credit quality of our mortgage-based securities has not resulted in an other-than-temporary impairment, net income would decline if such an impairment were to occur and we were to reflect that writedown through our earnings. In addition, due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for mortgage-based security purchases to protect against credit losses on newly purchased securities. For additional information, see Note 2 in “Part I. Item 1. Financial Information” in this report.

Our access to funding depends upon demand for the FHLBank System’s debt issuances.

Our primary source of funding is the issuance of consolidated obligations by the Office of Finance on behalf of the FHLBanks. We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Furthermore, our borrowing costs and access to funds could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Actions relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors perceive such obligations as bearing greater risk than some other debt products. Additional similar actions could contribute to further pressure on the cost of our consolidated obligations and our ability to issue our debt.

In July 2008, the U.S. Federal Reserve granted Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, the nation’s largest housing finance government-sponsored enterprises, direct access to liquidity through its discount window. The President of the United States signed into law legislation to temporarily expand the authority of the U.S. Treasury to purchase obligations and securities of Fannie Mae, Freddie Mac, and the FHLBanks to provide adequate liquidity for these government-sponsored enterprises. It is unknown at this time how investors will perceive this change.

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

In July 2008, the U.S. House of Representatives and the U.S. Senate passed and the President of the United States signed into law H.R. 3221, the “Housing and Economic Recovery Act of 2008”, a housing relief package that, among other things, creates a new single regulator for Fannie Mae, Freddie Mac, and the FHLBanks and addresses other GSE reform issues that have been considered over recent years. The legislation includes the Secretary of the Treasury’s proposal to enable the U.S. Treasury to temporarily increase purchases of debt of Fannie Mae, Freddie Mac, and the FHLBanks and allow purchases of equity of Fannie Mae and Freddie Mac, as well as require the new regulator to consult with the Federal Reserve on a variety of issues related to safety and soundness. For additional information on the new legislation, see “Recent Developments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The above-referenced or any other new or amended legislation enacted by Congress or new regulatory requirements adopted by the Finance Agency, as well as failure of anticipated changes or interpretations to take effect, could have a negative impact on our business, including the cost, size, and scope of our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 31, 2008
(incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on August 4, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	August 12, 2008
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	August 12, 2008
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer

EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 31, 2008
(incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on August 4, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.