Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Seattle
filed 2008-11-19
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of October 31, 2008, the registrant had 2,439,910 shares of Class A stock and 26,265,533 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of September 30, 2008	As of December 31, 2007
(in thousands, except par value)	(unaudited)	(audited)
Assets
Cash and due from banks	$1,985	$1,197
Securities purchased under agreements to resell	2,000,000
Federal funds sold	10,482,200	1,551,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $0 and $2,524,974) (Note 2)	11,884,951	10,986,895
Advances (Note 3)	46,330,896	45,524,539
Mortgage loans held for portfolio (Note 4)	5,211,370	5,665,570
Accrued interest receivable (Other FHLBanks: $0 and $30,896)	176,971	312,405
Premises, software, and equipment, net	12,734	11,985
Derivative assets (Note 7)	69,068	131,487
Other assets	24,712	21,946

Total Assets	$76,194,887	$64,207,024

Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$1,434,119	$963,723
Non-interest bearing		2

Total deposits	1,434,119	963,725

Securities sold under agreements to repurchase	262,000
Consolidated obligations, net (Note 5):
Discount notes	30,293,397	14,979,317
Bonds	40,581,753	44,996,227

Total consolidated obligations, net	70,875,150	59,975,544

Mandatorily redeemable capital stock (Note 6)	145,617	82,345
Accrued interest payable	323,801	523,253
Affordable Housing Program (AHP)	22,540	23,025
Payable to Resolution Funding Corporation (REFCORP)		4,655
Derivative liabilities (Note 7)	60,112	23,381
Other liabilities	34,286	35,203

Total liabilities	73,157,625	61,631,131

Commitments and contingencies (Note 11)
Capital (Note 6)
Capital stock:
Class A capital stock putable ($100 par value) - issued and outstanding shares: 3,963 shares as of September 30, 2008 and 2,874 shares as of December 31, 2007	396,256	287,449
Class B capital stock putable ($100 par value) - issued and outstanding shares: 24,800 shares as of September 30, 2008 and 21,411 shares as of December 31, 2007	2,479,955	2,141,141
Retained earnings	162,312	148,723
Accumulated other comprehensive loss:
Pension benefits (Note 8)	(1,261)	(1,420)

Total capital	3,037,262	2,575,893

Total Liabilities and Capital	$76,194,887	$64,207,024

*	Fair values of held-to-maturity securities were $10,447,663 and $10,747,261 as of September 30, 2008 and December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands)
Interest Income
Advances	$271,851	$475,534	$982,384	$1,183,092
Prepayment fees on advances, net	21	31	21,958	2,198
Securities purchased under agreements to resell	8,357	337	8,730	13,236
Federal funds sold	58,473	84,615	186,168	290,087
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $0 and $24,580 for the three months ended September 30, 2008 and 2007; $23,078 and $85,137 for the nine months ended September 30, 2008 and 2007)	118,136	148,812	357,200	480,338
Available-for-sale securities	1		1
Mortgage loans held for portfolio	66,070	73,708	205,341	228,481
Loans to other FHLBanks	21	1	37	14

Total interest income	522,930	783,038	1,761,819	2,197,446

Interest Expense
Consolidated obligations - discount notes	150,617	65,564	414,881	172,744
Consolidated obligations - bonds	320,545	659,281	1,165,367	1,879,292
Deposits	5,264	12,403	19,598	34,884
Securities sold under agreements to repurchase	2,919	4	2,924	12
Mandatorily redeemable capital stock and other borrowings	391	159	1,013	417

Total interest expense	479,736	737,411	1,603,783	2,087,349

Net Interest Income	43,194	45,627	158,036	110,097
Other Income (Loss)
Service fees	453	419	1,344	1,233
Net realized gain (loss) from sale of held-to-maturity securities		(2,062)	1,374	(5,705)
Realized loss on held-to-maturity securities	(49,830)		(49,830)
Net gain (loss) on derivatives and hedging activities	5,557	3,057	17,605	(1,636)
Net realized (loss) gain on early extinguishment of consolidated obligations	(2,541)	3	(25,213)	175
Other income (loss), net	19	(22)	(89)	(140)

Total other (loss) income	(46,342)	1,395	(54,809)	(6,073)

Other Expense
Operating:
Compensation and benefits	6,240	5,173	18,832	16,466
Other operating	4,478	4,308	13,564	13,526
Federal Housing Finance Board/Federal Housing Finance Agency	502	444	1,507	1,335
Office of Finance	575	300	1,462	1,061
Provision for credit loss on receivable	10,430		10,430
Other	155	212	393	746

Total other expense	22,380	10,437	46,188	33,134

Income Before Assessments	25,528	36,585	57,039	70,890
Assessments
AHP	(2,044)	2,999	4,759	5,824
REFCORP	(4,697)	6,717	10,456	13,013

Total assessments	(6,741)	9,716	15,215	18,837

Net (Loss) Income	$(18,787)	$26,869	$41,824	$52,053

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Nine Months Ended September 30, 2008 and 2007
	Class A Capital Stock*			Class B Capital Stock*		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Par Value			Total Capital
(in thousands)
Balance as of December 31, 2006		$		21,410	$2,140,997	$92,397	$(2,090)	$2,231,304
Proceeds from sale of capital stock	2,815		281,502	125	12,538			294,040
Repurchases of capital stock	(1)		(128)					(128)
Net shares reclassified to mandatorily redeemable capital stock				(131)	(13,123)			(13,123)
Comprehensive income:
Net income						52,053		52,053

Total comprehensive income						52,053		52,053
Dividends on capital stock:
Cash						(8,677)		(8,677)

Balance as of September 30, 2007	2,814		$281,374	21,404	$2,140,412	$135,773	$(2,090)	$2,555,469

Balance as of December 31, 2007	2,874		$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	5,678		567,754	4,021	402,086			969,840
Repurchases of capital stock	(4,589)		(458,947)					(458,947)
Net shares reclassified to mandatorily redeemable capital stock				(632)	(63,272)			(63,272)
Comprehensive income:
Net income						41,824		41,827
Pension and postretirement benefits							159	159

Total comprehensive income						41,824	159	41,983
Dividends on capital stock:
Cash						(28,235)		(28,235)

Balance as of September 30, 2008	3,963		$396,256	24,800	$2,479,955	$162,312	$(1,261)	$3,037,262

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
(in thousands)
Operating Activities
Net income	$41,824	$52,053

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(232)	47,917
Change in net fair value adjustment on derivative and hedging activities	145,758	(100,008)
Loss (gain) on extinguishment of consolidated obligations	25,213	(175)
(Gain) loss on sale of held-to-maturity securities	(1,374)	5,705
Realized loss on held-to-maturity securities	49,830
Other	501	147
Net change in:
Accrued interest receivable	135,434	15,515
Other assets	4,923	179
Accrued interest payable	(200,025)	114,964
Other liabilities	(6,062)	4,551

Total adjustments	153,966	88,795

Net cash provided by operating activities	195,790	140,848

Investing Activities
Net change in:
Securities purchased under agreements to resell	(2,000,000)
Federal funds sold	(8,931,200)	(1,535,000)
Premises, software and equipment	(2,851)	(907)
Available for sale securities:
Proceeds from sales	1,940
Purchases	(1,940)
Held-to-maturity securities:
Net (increase) decrease in short-term	(3,261,361)	1,213,000
Proceeds from maturities	2,867,332	2,749,893
Proceeds from sales	502,093	1,944,295
Purchases of long-term	(1,053,324)	(2,025,219)
Advances:
Proceeds	100,682,644	60,058,697
Made	(101,525,795)	(73,464,204)
Mortgage loans held for portfolio:
Principal collections	448,863	553,452
Recoveries	20

Net cash used in investing activities	(12,273,579)	(10,505,993)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
(in thousands)
Financing Activities
Net change in:
Deposits	$436,372	$41,251
Securities sold under agreements to repurchase	262,000
Net proceeds from issuance of consolidated obligations:
Discount notes	868,082,639	323,052,373
Bonds	22,713,728	29,661,856
Payments for maturing and retiring consolidated obligations:
Discount notes	(852,762,078)	(316,507,609)
Bonds	(26,849,512)	(26,261,732)
Proceeds from issuance of capital stock	969,840	294,040
Payments for interest on mandatorily redeemable capital stock		247
Net payments on bonds transferred to other FHLBanks	(287,230)
Net payments on bonds transferred from other FHLBanks		93,444
Payments for repurchase of capital stock	(458,947)	(128)
Cash dividends paid	(28,235)	(8,677)

Net cash provided by financing activities	12,078,577	10,365,065

Net increase in cash and cash equivalents	788	(80)
Cash and cash equivalents at beginning of the period	1,197	1,119

Cash and cash equivalents at end of the period	$1,985	$1,039

Supplemental Disclosures
Interest paid	$1,803,418	$1,972,138
AHP payments	$5,244	$6,309
REFCORP payments	$20,212	$6,288
Real-estate owned	$238	$155

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1.	Basis of Presentation, Error Correction, Adoptions of Accounting Principles, and Recently Issued Accounting Standards and Interpretations

General

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2007 audited financial statements and related notes (2007 Audited Financials) included in the 2007 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Error Correction

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and its amendments, specifically SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not considered material to expected annual results for the year ending December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements and is included in “net gain (loss) on derivatives and hedging activities” for the nine months ended September 30, 2008.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Reclassifications

Certain amounts in the financial statements as of December 31, 2007 and for the three and nine months ended September 30, 2007 have been reclassified to conform to the financial statement presentation as of and for the nine months ended September 30, 2008. Cash collateral and associated interest payable on such collateral totaling $34.0 million and $184,000 previously shown as deposits and interest payable have been reclassified in accordance with Financial Accounting Standards Board (FASB) Staff Position No. 39-1, Amendment of FASB Interpretation No. 39 ( FIN 39-1), as a reduction to derivative assets on the Statement of Condition as of December 31, 2007. The net change in short-term held-to-maturity securities has been separated from changes in long-term held-to-maturity securities on the Statement of Cash Flows for the nine months ended September 30, 2007.

During the third quarter of 2008, on a retrospective basis, we reclassified our investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in our Statements of Condition and Income based on the definition of a debt security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This reclassification had no effect on total assets, net interest income, or net income. The effect of this reclassification on our prior period Statements of Income for the three and nine months ended September 30, 2007 was $24.8 million and $99.6 million moving from interest income on interest-bearing deposits to held-to-maturity securities. We had no outstanding certificates of deposit as of December 31, 2007.

Adoptions of Accounting Principles and Recently Issued Accounting Standards and Interpretations

SFAS 157. Fair Value Measurements and SFAS 159. Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value and a fair value hierarchy based on the inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. SFAS 157 defines fair value as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. SFAS 159 allows an entity to irrevocably elect fair value as the initial and subsequent measurement for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. We did not elect to record any financial assets or liabilities at fair value upon implementation of SFAS 159 and did not elect the fair value option for any new financial assets or liabilities during the nine months ended September 30, 2008. Although we changed our fair value measurement methodology on a number of our financial assets and liabilities, including advances and consolidated obligations, as discussed in Note 9, the implementation of SFAS 157 and SFAS 159 as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

FSP 157-3. Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

Effective September 30, 2008, we implemented FASB Staff Position No. 157-3 (FSP 157-3). FSP 157-3 amends SFAS 157 to clarify its application in an inactive market. Application issues addressed by FSP 157-3 include: (a) how management’s internal assumptions (e.g., expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable data do not exist; (b) how observable market information in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. Implementation of FSP 157-3 did not have a material impact on our financial condition, results of operations, or cash flows.

FSP 133-1 and FIN 45-4. Disclosures about Credit Derivatives and Certain Guarantees

On September 12, 2008, the FASB issued FASB Staff Position, No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). FSP 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. We do not currently enter into credit derivatives, but do have guarantees, i.e., the FHLBank joint and several liability on consolidated obligations and letters of credit. FSP 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008 (December 31, 2008 for the Seattle Bank). We expect that the adoption of FSP 133-1 and FIN 45-4 will result in increased financial statement disclosures.

SFAS 133 Implementation Issue No. E23. Issues Involving the Application of the Shortcut Method under Paragraph 68

Effective January 1, 2008, we implemented the SFAS 133 Implementation Issue No. 23 (Issue E23), which changes the criteria by which debt instruments qualify for shortcut hedge accounting under SFAS 133. Issue E23 clarifies that the shortcut method may be applied during the period between trade date and settlement date for the hedged debt instrument, provided that the difference between the trade date and the settlement date are in accordance with normal market terms and conventions. Our adoption of Issue E23 did not have a material impact on our financial condition, results of operations, or cash flows.

FIN 39-1. Amendment of FASB Interpretation No. 39

Effective January 1, 2008, we implemented FIN 39-1. FIN 39-1 permits for disclosure purposes an entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Our adoption of the netting methodology in FIN 39-1 did not have a material impact on our financial condition, results of operations, or cash flows.

SFAS 161. Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank), with early application allowed. We expect that the adoption of SFAS 161 will result in increased financial statement disclosures.

Note 2.	Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Note 5 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Major Security Types

The following table summarizes our held-to-maturity securities as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Interest-bearing deposits	$3,230,000	$	$(2,773)	$3,227,227
Commercial paper	32,984		(16)	32,968
Other U.S. agency obligations*	65,613	722	(101)	66,234
Government-sponsored enterprises**	877,235	31,637	(526)	908,346
State or local housing agency obligations	5,700	2		5,702

Subtotal	4,211,532	32,361	(3,416)	4,240,477

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,673,949	1,316	(42,078)	1,633,187
Other U.S. agency obligations	4,951	15	(7)	4,959
Other****	5,994,519		(1,425,479)	4,569,040

Subtotal	7,673,419	1,331	(1,467,564)	6,207,186

Total	$11,884,951	$33,692	$(1,470,980)	$10,447,663

	As of December 31, 2007
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations*	$89,082	$2,135	$(4)	$91,213
Government-sponsored enterprises**	882,059	37,050	(3,732)	915,377
Other FHLBanks’ consolidated obligations	2,524,974		(8,277)	2,516,697
State or local housing agency obligations	8,889	31		8,920

Subtotal	3,505,004	39,216	(12,013)	3,532,207

Mortgage-Backed Securities:
Government-sponsored enterprises***	1,713,800	1,374	(46,972)	1,668,202
Other U.S. agency obligations	5,592	37		5,629
Other****	5,762,499	749	(222,025)	5,541,223

Subtotal	7,481,891	2,160	(268,997)	7,215,054

Total	$10,986,895	$41,376	$(281,010)	$10,747,261

*	Primarily consist of Government National Mortgage Association (Ginnie Mae) and/or Small Business Association (SBA) investment pools.
**	Primarily consist of securities issued by the Federal Home Loan Mortgage Corporation (Freddie Mac), the Federal National Mortgage Association (Fannie Mae), and/or the Tennessee Valley Authority.
***	Primarily consist of securities issued or guaranteed by Freddie Mac and/or Fannie Mae.
****	Primarily consist of private-label mortgage-backed securities.

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $75.3 million and $29.9 million as of September 30, 2008 and December 31, 2007.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of September 30, 2008, we did not have any securities pledged as collateral to broker-dealers that they cannot sell or repledge.

As of September 30, 2008 and December 31, 2007, we held $158.4 million and $361.3 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock, or members with a representative serving on our Board of Directors (Board). For additional information see Note 10.

Other Federal Home Loan Banks’ Consolidated Obligations

In June 2008, we sold our remaining $500.0 million investment in consolidated obligations of other Federal Home Loan Banks (FHLBanks). This investment was within three months of maturity. As of December 31, 2007, we held $2.5 billion in consolidated obligations of other FHLBanks, $2.0 billion of which were called during the first quarter of 2008.

Mortgage-Backed Securities

Our mortgage-backed security investments consist of agency guaranteed securities and senior tranches of privately issued prime or Alt-A, including hybrid adjustable-rate mortgages (ARMs), option - ARMs, etc., residential mortgage-backed securities. We have increased exposure to the risk of loss on our investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

•

Excess spread – where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the mortgage-backed security. The spread differential may be used to cover any losses that may occur.

•

Over-collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding mortgage-backed security balance. The excess collateral is available to cover any losses that may occur.

•	Subordination – where the mortgage-backed security is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.

•

Insurance wrap – where a third-party bond insurance company guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of September 30, 2008, the Seattle Bank held $3.8 million in investments with unrealized losses on those investments of $50,000 that had been credit enhanced by a monoline insurer, MBIA. While we expect the insurer to be able to meet its contractual obligations, we also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. At this time, the Seattle Bank does not anticipate investing in additional securities where the primary credit protection is provided by monoline insurers in any material amount for the foreseeable future.

Previously, the Federal Housing Finance Board (Finance Board) regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security was purchased, to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. (References to the Finance Board in this report are deemed to refer to the Federal Housing Finance Agency (Finance Agency), as appropriate, as all responsibilities have transferred to the new regulator.) Pursuant to a March 2008 Finance Board resolution, the limit on the FHLBanks' mortgage-backed securities purchases has increased from 300% to 600% of a bank’s regulatory capital for a period of two years. This resolution requires an FHLBank to notify the Finance Board prior to the FHLBank’s first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. At this time, we do not expect to utilize this increased authority.

Our investment in mortgage-backed securities represented 241.0% and 281.3% of our regulatory capital as of September 30, 2008 and December 31, 2007.

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s or Standard & Poor’s (S&P), at their respective purchase dates. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes. The following table summarizes the par value of our private-label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement and the percentage of collateral deficiencies greater than 60 days on the applicable securities as of September 30, 2008. The weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place in the security structures that will absorb losses before our investments incur a loss.

	As of September 30, 2008
	Par Value
Private-Label Residential Mortgage- Backed Securities	AAA/Aaa		AA/Aa			A			BBB/Baa			BB+/Ba			Subtotal	Unrealized Loss	Current Weighted- Average Credit Enhancement	Collateral Delinquency (60+ Days)
(in thousands, except percentages)
Prime - Year of Issuance:
2003 and earlier	$1,085,542					$			$			$			$1,085,542	$(77,579)	6.72	0.47
2004	272,271														272,271	(11,976)	5.61	0.55

Total Prime	$1,357,813		$			$			$			$			$1,357,813	$(89,555)	6.64

Alt-A - Year of Issuance:
2003 and earlier	$443,209		$				$3,818	(1)	$			$			$447,027	$(30,393)	7.03	1.15
2004	234,306														234,306	(18,239)	6.27	1.49
2005	274,100			23,655	(2)								10,086	(3)	307,841	(94,056)	38.28	17.22
2006	1,067,059	(4)													1,067,059	(379,273)	47.39	29.45
2007	1,716,354						83,830	(5)		50,941	(6)				1,851,125	(727,382)	38.64	16.73
2008	790,341														790,341	(86,581)	34.30	4.82

Total Alt-A	$4,525,369			$23,655			$87,648			$50,941			$10,086		$4,697,699	$(1,335,924)	35.25

Total par value	$5,883,182			$23,655			$87,648			$50,941			$10,086		$6,055,512	$(1,425,479)	28.84

1.	Consists of two investments rated “A” by Moody’s, with total unrealized losses of $50,000. These two investments include credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of September 30, 2008, we had no other investments that were credit enhanced by monoline insurers.
2.	Consists of one investment rated “Aa” by Moody’s, with a realized other-than-temporary impairment loss of $7.1 million calculated based on our third-party pricing source.
3.	Consists of one investment rated “BB+” by S&P, with an unrealized loss of $5.9 million calculated based on our third-party pricing source.
4.	Includes two investments rated “AAA” by S&P, with a total par value of $109.3 million and a realized other-than-temporary impairment loss of $42.7 million calculated based on our third-party pricing source.
5.	Consists of one investment rated “A” by Moody’s, with an unrealized loss of $41.1 million calculated based on our third-party pricing source.
6.	Consists of one investment rated “Baa” by Moody’s, with an unrealized loss of $20.2 million calculated based on our third-party pricing source.

The market value of our private-label mortgage-backed securities has significantly declined since the second half of 2007 (in particular in the second and third quarters of 2008). We believe this primarily resulted from a number of transactions entered into by companies in financial distress and a sharp decrease in overall transaction volume in the mortgage-backed securities markets, which reflects a lack of an orderly market. Because of these market conditions, we consider that the intrinsic value of certain of our mortgage-backed securities is not represented by the current market value, which we have determined using dealer quotes.

In the third quarter of 2008, one or more NRSROs downgraded three securities held by the Seattle Bank from “AAA” or “Aaa” as follows: (1) par value $23.7 million, from “Aaa” to “Aa”, stable outlook; (2) par value $83.8 million, from “Aaa” to “A”, stable outlook; and (3) par value $50.9 million, from “Aaa” to “Baa”. In addition, as of September 30, 2008, the Seattle Bank held five securities with a total par value of $496.6 million currently on negative watch by one or more NRSROs due to embedded derivatives issued by Lehman Brothers Holdings, Inc. or its subsidiaries and one additional security with a par value of $242.1 million on negative watch due to increasing loss severities. In November 2008, one of our two securities with credit enhancements provided by MBIA was downgraded from “A” to “Baa.” The security’s par value is $1.1 million.

Other-Than-Temporary Impairment Assessment

The continuing deterioration in the U.S. housing markets, as reflected in the declines in values of residential real estate and increases in the level of delinquencies on mortgage loans underlying mortgage-backed securities, has increased the risk that we may not receive all principal and interest due on certain of our held-to-maturity securities. As a result, we have been closely monitoring our held-to-maturity securities, particularly our private-label mortgage-backed securities, to evaluate our exposure to other-than-temporary impairments. A security is considered impaired if its fair value is less than its amortized cost and is considered other-than-temporarily impaired if it is probable, based on our evaluation, that we will be unable to collect all of a security’s contractual cash flows, including interest.

To identify securities at risk of other-than-temporary impairment, we consider various factors including, but not limited to, historical and projected performance of the underlying collateral, duration and severity of the impairment, and credit quality of the security (e.g., rating agency actions). Although a security’s credit rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of the existence or lack of an other-than-temporary impairment.

For securities identified as at-risk, we perform base-case cash flow tests using a third-party model. The model estimates the expected lifetime cash flows that would be passed through to our mortgage-backed securities, incorporating each security’s structure, including its credit enhancement, assumptions regarding liquidation and prepayment rates, loss severity levels, and current financial trends, such as home prices and interest rates. The model incorporates significant judgment and estimates and is not necessarily determinative, in and of itself, of an other-than-temporary impairment for a particular security. If the estimated base-case cash flows are less than the contractual principal and interest due on a security, we perform additional security-specific analysis and consider all available quantitative and qualitative information before concluding whether an impairment is other than temporary. We also review our ability and intent to hold the securities until recovery, which may be at maturity. If we conclude, based on the quantitative and qualitative information, that a security is other-than-temporarily impaired, we write down the security to its fair value on our Statement of Condition, record the difference between the fair value and carrying value in our Statements of Income, and establish a new cost basis for the security.

We evaluated our private-label mortgage-backed securities for other-than-temporary impairments as of September 30, 2008 to determine whether the credit enhancements associated with these securities were sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of our analysis, we identified a total of 34 securities at risk. We employed the third-party model for base-case cash flow testing on each of these securities to project expected losses and lifetime cash flows that would be passed through from the underlying mortgages to our securities. The third-party model evaluated the behavior of individual loans within a deal based on the information derived from the third-party model’s data set, which contains a broad mix of loan types observed in both rising and falling home price regimes. For each security, the third-party model derived a base-case constant prepayment rate, delinquency rate, cumulative default rate, probability of loss, and magnitude of loss (loss severity).

For four securities for which the third-party model projected a base-case loss, we performed additional detailed security-level analysis. We compared the results of the third-party model against security-level remittance reports and current information available in the marketplace, such as housing price trends. We also considered security-specific factors not incorporated in the third-party model, such as actual credit performance relative to the model. We performed a detailed sensitivity analysis of the third-party model to determine how sensitive a particular security was to changes in the modeling assumptions. We also performed additional cash flow analysis, using our internal model, to determine if the third-party model’s assumptions (which are based on a broad mix of loan types) are consistent with the empirical and forecasted characteristics for the particular deal. Finally, we reviewed rating agency actions to determine whether there have been recent changes or affirmations of ratings on the security.

As of September 30, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of three private-label residential mortgage-backed securities was temporary and, accordingly, recognized an other-than-temporary impairment loss of $49.8 million. This other-than-temporary impairment is reported in our Statements of Income as “realized loss on held-to-maturity securities.” These securities had an amortized cost of $132.9 million and a fair value of $83.1 million at the time of impairment. Our estimated loss of principal of $4.9 million is significantly less than the other-than-temporary impairment charge; the difference between the expected loss and the impairment charge will be accreted to interest income over the remaining life of the securities using the interest method.

We believe that, as of September 30, 2008, the gross unrealized losses on the remainder of our held-to-maturity portfolio were primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, as opposed to deterioration in the fundamental credit quality of these securities, which caused these assets to be valued at significant discounts to their acquisition costs. In addition, we have the ability and intent to hold these securities to recovery, which may not be until maturity. However, should market conditions and performance of mortgage assets continue to deteriorate, we could incur a material other-than-temporary impairment on additional held-to-maturity securities, which could significantly impact our net income, retained earnings, dividend payments, and total shareholders’ equity. A significant impairment could cause the Seattle Bank to be out of compliance with regulatory capital requirements, which could result in, among other things, further restriction of dividend payments or other actions being imposed on the Seattle Bank by our regulator.

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Interest-bearing deposits	$3,227,227	$(2,773)	$		$		$3,227,227	$(2,773)
Commercial paper	32,968	(16)					32,968	(16)
Other U.S. agency obligations	18,551	(101)					18,551	(101)
Government-sponsored enterprises	213,698	(526)					213,698	(526)

Subtotal	3,492,444	(3,416)					3,492,444	(3,416)

Mortgage-Backed Securities:
Government-sponsored enterprises	482,142	(5,039)		1,025,203		(37,039)	1,507,345	(42,078)
Other U.S. agency obligations	3,745	(7)					3,745	(7)
Other	1,437,316	(311,756)		3,048,682		(1,113,723)	4,485,998	(1,425,479)

Subtotal	1,923,203	(316,802)		4,073,885		(1,150,762)	5,997,088	(1,467,564)

Total	$5,415,647	$(320,218)		$4,073,885		$(1,150,762)	$9,489,532	$(1,470,980)

	As of December 31, 2007
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,698	$(4)	$		$		$1,698	$(4)
Government-sponsored enterprises				490,326		(3,732)	490,326	(3,732)
Other FHLBanks’ consolidated obligations				2,516,697		(8,277)	2,516,697	(8,277)

Subtotal	1,698	(4)		3,007,023		(12,009)	3,008,721	(12,013)

Mortgage-Backed Securities:
Government-sponsored enterprises	5,549	(57)		1,351,990		(46,915)	1,357,539	(46,972)
Other	3,278,675	(172,184)		1,902,057		(49,841)	5,180,732	(222,025)

Subtotal	3,284,224	(172,241)		3,254,047		(96,756)	6,538,271	(268,997)

Total	$3,285,922	$(172,245)		$6,261,070		$(108,765)	$9,546,992	$(281,010)

As of September 30, 2008, 226 of our investment positions had gross unrealized losses totaling $1.5 billion, with the total estimated fair value of these positions approximating 81.0% of their carrying value. Of these 226 positions, 145 positions had gross unrealized losses for at least 12 months. As of December 31, 2007, 185 of our investment positions had gross unrealized losses totaling $281.0 million, with the total estimated fair value of these positions approximating 97.1% of their carrying value. Of these 185 positions, 118 positions had gross unrealized losses for at least 12 months.

Note 3.	Advances

For accounting policies and additional information concerning advances, see Note 6 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K as well as Note 11 in this report.

Redemption Terms

We had advances outstanding, including Affordable Housing Program (AHP) advances, at interest rates ranging from 0.00% (one floored, floater advance) to 8.62% as of September 30, 2008 and 1.78% to 8.62% as of December 31, 2007.

The following table summarizes the amount and weighted-average interest rate of our advances by term-to-maturity as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$32,807,063	2.79	$24,686,967	4.84
Due after one year through two years	5,861,033	3.52	13,032,053	4.95
Due after two years through three years	1,846,713	4.19	2,227,761	4.94
Due after three years through four years	1,284,559	4.05	955,383	4.96
Due after four years through five years	1,276,549	3.67	1,412,059	4.60
Thereafter	3,124,430	4.48	3,042,967	4.62

Total par value	46,200,347	3.11	45,357,190	4.86

Commitment fees	(830)		(919)
Discount on AHP advances	(164)		(217)
Discount on advances	(5,221)		(5,996)
SFAS 133 hedging adjustments	136,764		174,481

Total	$46,330,896		$45,524,539

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.”

We offer putable advances, on which we have a right to terminate at par at our discretion on specific dates, and callable advances, on which our borrower has the right to terminate at par at its discretion on specific dates. We had putable advances outstanding of $4.2 billion as of September 30, 2008 and December 31, 2007. We had no callable advances outstanding as of either September 30, 2008 or December 31, 2007. We also offer convertible advances, or advances that initially are variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We have the option on specified dates to cancel the convertible advance with the member. We had convertible advances of $370.0 million outstanding as of September 30, 2008 and December 31, 2007.

Concentration Risk

Our credit risk from advances is concentrated among commercial banks and savings institutions. As of September 30, 2008, three of our members had advances totaling 59.5% of the par value of our outstanding advances (Washington Mutual Bank, F.S.B. with 34.0%, Merrill Lynch Bank USA with 13.5%, and Bank of America Oregon, N.A. with 12.0%). As of December 31, 2007, these three members had advances totaling 63.0% of the par value of our outstanding advances (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). The income from advances to these member institutions totaled $124.6 million and $502.5 million for the three and nine months ended September 30, 2008, compared to $306.9 million and $692.2 million for the same periods in 2007. We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances. No other member institutions held advances in excess of 10% of our total advances outstanding as of September 30, 2008 or December 31, 2007. See Notes 10 and 12 for additional information related to the memberships of Washington Mutual Bank, F.S.B., Bank of America Oregon, N.A., and Merrill Lynch Bank USA in the Seattle Bank.

Interest-Rate Payment Terms

The following table summarizes advances by interest-rate payment terms as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008		As of December 31, 2007
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed-interest rate	$35,837,536	77.6	$18,193,661	40.1
Variable-interest rate	9,992,811	21.6	26,793,529	59.1
Floating-to-fixed convertible rate	370,000	0.8	370,000	0.8

Total par value	$46,200,347	100.0	$45,357,190	100.0

Note 4.	Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

As of September 30, 2008 and December 31, 2007, 86.9% and 86.7% of our outstanding mortgage loans held for portfolio had been purchased from one participating member, Washington Mutual Bank, F.S.B. This member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of September 30, 2008 and December 31, 2007. See Notes 10 and 12 for additional information related to the membership of Washington Mutual Bank, F.S.B. in the Seattle Bank.

The following table summarizes information on our mortgage loans held for portfolio as of September 30, 2008 and December 31, 2007.

Mortgage Loans Held for Portfolio	As of September 30, 2008	As of December 31, 2007
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family mortgage loans	$765,685	$878,856
Fixed interest-rate, long-term*, single-family mortgage loans	4,427,390	4,763,321

Total loan principal	5,193,075	5,642,177
Premiums	53,307	61,437
Discounts	(35,012)	(38,044)

Total	$5,211,370	$5,665,570

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

The principal balance of mortgage loans held for portfolio as of September 30, 2008 and December 31, 2007 was comprised of government-insured mortgage loans totaling $213.2 million and $236.5 million and conventional mortgage loans totaling $5.0 billion and $5.4 billion. See Note 9 for the estimated fair value of the mortgage loans held for portfolio as of September 30, 2008 and December 31, 2007.

As of September 30, 2008, we had $31.8 million of mortgage loans delinquent 90 days or more ($25.0 million of which were government-insured loans), compared to $31.3 million as of December 31, 2007 ($26.6 million of which were government-insured loans), and we had no mortgage loans on nonaccrual status as of either of such dates because of the credit enhancements available to us. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2008 and December 31, 2007, we held no impaired mortgage loans.

On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our Mortgage Purchase Program (MPP) supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our supplemental mortgage insurance policies. The policies were cancelled as of that date. Based on our analysis of our mortgage loan portfolio, as of September 30, 2008, we have determined that the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of September 30, 2008 and December 31, 2007, the Seattle Bank had 25 and 13 mortgage loans totaling $3.8 million and $2.5 million in foreclosure. As of September 30, 2008 and December 31, 2007, the Seattle Bank had three and five mortgage loans totaling $649,000 and $884,000 classified as real-estate owned.

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

The following table summarizes the book value, net of discounts and concessions, par value, and weighted-average interest rate for our consolidated obligation discount notes as of September 30, 2008 and December 31, 2007.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted- Average Interest Rate*
(in thousands, except interest rates)
As of September 30, 2008	$30,293,397	$30,390,211	2.13

As of December 31, 2007	$14,979,317	$15,060,643	4.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds outstanding by term-to-maturity as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$21,396,940	3.18	$13,686,340	4.48
Due after one year through two years	3,238,255	4.03	12,357,355	4.76
Due after two years through three years	2,354,245	4.17	4,270,180	4.81
Due after three years through four years	2,580,290	4.97	1,912,965	5.01
Due after four years through five years	3,882,000	4.41	3,757,000	5.08
Thereafter	7,094,925	5.33	8,949,140	5.39

Total par value	40,546,655	3.91	44,932,980	4.84
Premiums	17,203		21,693
Discounts	(33,686)		(41,629)
SFAS 133 hedging adjustments	51,581		83,183

Total	$40,581,753		$44,996,227

The amounts in the above table reflect certain consolidated obligation bond transfers from and to other FHLBanks as of September 30, 2008 and December 31, 2007. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor for these consolidated obligations.

	As of September 30, 2008		As of December 31, 2007
Other FHLBanks’ Consolidated Obligations	Par Value	Net (Discount) Premium	Par Value	Net (Discount) Premium
(in thousands)
Transfers In:
FHLBank of Chicago	$1,124,000	$(20,247)	$1,471,000	$(33,676)
FHLBank of Pittsburgh			50,000	(137)
FHLBank of New York			10,000	107

Total	$1,124,000	$(20,247)	$1,531,000	$(33,706)

Transfers Out:
FHLBank of San Francisco	$145,000	$94	$225,000	$(3,477)
FHLBank of Dallas	135,880	620

Total	$280,880	$714	$225,000	$(3,477)

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of September 30, 2008 and December 31, 2007.

Par Value of Consolidated Obligation Bonds	As of September 30, 2008	As of December 31, 2007
(in thousands)
Non-callable and non-putable	$30,485,625	$25,686,450
Callable	10,061,030	19,246,530

Total par value	$40,546,655	$44,932,980

The following table summarizes the par value of consolidated obligation bonds outstanding by term–to-maturity or next call date as of September 30, 2008 and December 31, 2007.

Term-to-Maturity or Next Call Date	As of September 30, 2008	As of December 31, 2007
(in thousands)
Due in one year or less	$29,451,970	$26,264,320
Due after one year through two years	3,704,255	11,216,355
Due after two years through three years	1,394,245	1,718,180
Due after three years through four years	1,025,290	562,965
Due after four years through five years	1,387,000	1,212,000
Thereafter	3,583,895	3,959,160

Total par value	$40,546,655	$44,932,980

Interest-Rate Payment Terms

The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of September 30, 2008 and December 31, 2007.

Interest-Rate Payment Terms	As of September 30, 2008	As of December 31, 2007
(in thousands)
Fixed-interest rate	$27,990,655	$36,856,980
Variable-interest rate	12,496,000	8,026,000
Range-interest rate	60,000	50,000

Total par value	$40,546,655	$44,932,980

Note 6.	Capital

For accounting policies and additional information concerning capital, see Note 14 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

Capital Requirements

As of September 30, 2008 and December 31, 2007, we were in compliance with our statutory and regulatory capital rules and requirements. In addition, for regulatory purposes, mandatorily redeemable capital stock, discussed further below, is considered permanent capital. The following table shows our statutory and regulatory capital requirements compared to our actual capital position.

	As of September 30, 2008		As of December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital*	$1,748,401	$2,787,884	$799,564	$2,372,209
Total capital-to-assets ratio	4.00%	4.18%	4.00%	4.14%
Total regulatory capital	$3,047,795	$3,184,140	$2,568,281	$2,659,658
Leverage capital-to-assets ratio	5.00%	6.01%	5.00%	5.99%
Leverage capital	$3,809,744	$4,578,082	$3,210,351	$3,845,763

*	Excludes Class A stock

The increase in our risk-based capital requirement as of September 30, 2008, compared to December 31, 2007, primarily reflects the increased market-risk capital required as a result of our unrealized market value loss. This decline in market value is primarily related to declines in the market value of our variable interest-rate mortgage-backed securities. In addition, credit risk increased because of our investment of funds into short-term, unsecured investments, such as federal funds sold and certificates of deposits from prepaid advances and held-to-maturity securities that were called prior to maturity. The operations risk component is 30% of the sum of the market- and credit-risk components.

Mandatorily Redeemable Capital Stock

As of September 30, 2008 and December 31, 2007, 26 and 21 members and former members had requested redemptions of $145.6 million and $82.3 million in Class B stock, which is subject to mandatory redemption (assuming we meet all capital requirements following the redemption) with a five-year waiting period from the time of the request. These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition. See Notes 10 and 12 for additional information related to the membership of Washington Mutual Bank, F.S.B. in the Seattle Bank.

Dividends

Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash, and in December 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance of a stock dividend, the outstanding excess stock at the FHLBank would be greater than 1.00% of its total assets. As of September 30, 2008 and December 31, 2007, we had excess stock of $687.0 million and $583.5 million or 0.9% and 0.9% of our total assets.

In addition, to meet the Finance Board’s conditions for the acceptance of our business plan following execution of the Written Agreement, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Director of the Office of Supervision of the Finance Board. In December 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends beginning with the fourth quarter of 2006 with certain dividend parameters. The dividend parameters identified in the waiver generally provided that dividend payments may not exceed 50% of year-to-date U.S. GAAP net income. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. As of September 30, 2008, we have paid dividends (including interest on mandatorily redeemable stock) on 2008 net income of 20.4 million, or 48.9% of year-to-date income. For additional information on the parameters of the dividend waiver, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” of our 2007 annual report on Form 10-K.

The dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision removing such limitations. There can be no assurance that our Board will declare dividends, if any, to the fullest extent permitted for any period.

Capital Concentration

As of September 30, 2008, two members, Washington Mutual Bank, F.S.B. and Merrill Lynch Bank USA, held 42.0% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, Washington Mutual Bank, F.S.B. and Merrill Lynch Bank USA collectively held 39.1% of our total outstanding capital stock, including mandatorily redeemable capital stock. No other member held more than 10% of our outstanding capital stock and mandatorily redeemable capital stock as of these dates. See Notes 10 and 12 for additional information related to the memberships of Washington Mutual Bank, F.S.B. and Merrill Lynch Bank USA in the Seattle Bank.

Note 7.	Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 8 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

For the three and nine months ended September 30, 2008, we recorded $5.6 million and $17.6 million net gain on derivatives and hedging activities, compared to $3.1 million net gain and $1.6 million net loss for the same periods in 2007. The $5.6 million and $17.6 million net gain for the three and nine months ended September 30, 2008 included a $6.3 million and $9.7 million net gain on economic hedges and a $788,000 net loss and $7.9 million net gain on fair value hedges. The $3.1 million net gain and $1.6 million net loss for the three and nine months ended September 30, 2007 included a $1.2 million and $267,000 net gain on economic hedges and a $1.9 million net gain and $1.9 million net loss on fair value hedges. The net gains on economic hedges for the three and nine months ended September 30, 2008 include net gains of $6.0 million on derivative contracts with Lehman Brothers Special Financing (LBSF) as discussed in more detail below.

LBSF was a counterparty to the Seattle Bank on multiple interest-rate swap transactions with a total notional amount of $3.5 billion which were governed and documented by our International Swap Dealers Association, Inc. master agreement (Master Agreement) with LBSF. Lehman Brothers Holdings, Inc. (Lehman), the parent company of LBSF, was a credit support provider for these obligations. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code, which is an event of default under the Master Agreement. As a result, we dedesignated all fair value hedging relationships effective September 15, 2008, and the outstanding LBSF interest-rate swap contracts were reclassified as freestanding derivatives. On September 17, 2008, the Seattle Bank sent LBSF a notice identifying the occurrence of an event of default and designating September 18, 2008 as the early termination date with respect to all outstanding swap transactions. Between hedge dedesignation and derivative contract termination, the fair value of these derivatives increased by $6.0 million, which was recorded in “net gain (loss) on derivatives and hedging activities” on our Statements of Income. On September 26, 2008, the Seattle Bank sent a final settlement notice to LBSF pursuant to the Master Agreement netting LBSF’s obligations under the Master Agreement against the $20.5 million in LBSF collateral posted by LBSF. The net account receivable from LBSF of $10.4 million was recorded in other assets on our Statement of Condition. LBSF filed for bankruptcy on October 3, 2008. We assessed the collectability of this receivable and, pending the outcome of bankruptcy proceedings, we fully reserved the account receivable and recorded $10.4 million in “provision for credit loss on receivable” on our Statements of Income for the three and nine months ended September 30, 2008.

The following table summarizes the outstanding notional amounts and estimated fair values of the derivatives outstanding as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008		As of December 31, 2007
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps:
Fair value	$33,068,444	$(94,317)	$27,837,402	$(77,628)
Economic	596,000	(309)	726,000	(393)
Interest-rate swaptions:
Economic			200,000	2,920
Interest-rate caps/floors:
Fair value	70,000	93	140,000	202
Economic	260,000	436	450,000	1,805

Total derivatives excluding interest	$33,994,444	(94,097)	$29,353,402	(73,094)

Accrued interest		103,053		215,405
Cash collateral held from counterparty				(34,205)

Net derivative balances		$8,956		$108,106

Derivative balances:
Assets		$69,068		$131,487
Liabilities		(60,112)		(23,381)

Net derivative balances		$8,956		$108,106

The fair values of bifurcated embedded derivatives presented on a combined basis with the related consolidated obligation bonds consisted of $309,000 in unrealized net gain related to $10.0 million in consolidated obligation bonds outstanding as of September 30, 2008. This compares to $396,000 in unrealized net gain related to $125.0 million in consolidated obligation bonds outstanding as of December 31, 2007.

Note 8.	Employee Retirement Plans

For accounting policies and additional information concerning employee retirement plans, see Note 15 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

The Seattle Bank offers to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP) defined-benefit pension plans.

The net periodic pension cost for the defined benefit plans were as follows for the three and nine months ended September 30, 2008 and 2007.

Net Periodic Pension Cost for the Retirement BEP and SERP	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands)
Service costs	$91	$74	$239	$390
Interest costs	80	63	221	188
Amortization of prior service cost	159		159

Net periodic pension cost	$330	$137	$619	$578

The following table summarizes the components of accumulated other comprehensive loss attributable to our employee retirement plans as of September 30, 2008 and December 31, 2007.

Accumulated Other Comprehensive Loss	As of September 30, 2008		As of December 31, 2007
(in thousands)
Net actuarial gain	$		$(720)
Prior service cost (benefit)		1,261	2,140

Accumulated other comprehensive loss		$1,261	$1,420

Note 9.	Estimated Fair Value

As discussed in Note 1 above, we adopted SFAS 157 and SFAS 159 on January 1, 2008 and implemented FSP 157-3 effective September 30, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. We record derivatives at fair value.

Under SFAS 157, fair value is a market-based measurement and defined as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. We did not elect to record any financial assets and liabilities at fair value upon implementation of SFAS 159 and did not elect the fair value option for any new financial assets or liabilities during the nine months ended September 30, 2008.

For accounting policies and additional information concerning estimated fair values, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates” in this report.

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

Held-to-Maturity Securities

Fair values for mortgage-backed securities are determined based on independent market-based prices received from a third-party pricing service, such as Reuters, for the same or similar security, excluding accrued interest. The principal markets for securities held by the Seattle Bank are the secondary institutional markets, with exit prices that predominantly reflect bid-level pricing. We use dealer quotes when price information is not available from the pricing services. Internal testing is performed to validate the reasonableness of the price information obtained from external sources.

For other held-to-maturity securities, estimated fair value is typically determined by each security’s quoted price, excluding accrued interest, as of the last business day of the period. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Securities Sold Under Agreements to Repurchase and Securities Purchased Under Agreements to Resell

For agreements with terms to maturity in excess of one day, the estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for agreements with similar terms. For overnight agreements, the estimated fair value approximates the recorded book value.

Advances

The estimated fair value of advances is determined by calculating the present value of expected future cash flows from the advances excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period, adjusted for a target spread. The change to this valuation methodology resulted in a $34.3 million unrealized market value loss at adoption of SFAS 157 on January 1, 2008.

Under the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Credit risk related to advances does not have an impact on the estimated fair values of our advances because collateral requirements for advances provide a measure of additional credit enhancement to make credit losses remote. The Seattle Bank enjoys certain unique advantages as a creditor to its members since we have the ability to establish a blanket lien on assets of members, and in the case of Federal Deposit Insurance Corporation (FDIC)-insured and National Credit Union Association (NCUA)-insured institutions, the ability to establish priority above all other creditors with respect to collateral that has not been perfected by other parties. All of these factors serve to mitigate credit risk on advances. Therefore, the estimated fair value of advances does not assume creditor prepayment risk.

Mortgage Loans Held for Portfolio

The estimated fair values for mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable

The estimated fair value is the recorded book value.

Derivative Assets and Liabilities

We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices excluding accrued interest receivable and payable. The estimated fair value is based on the London Interbank Offered Rate (LIBOR) swap curve and forward interest rates at period end, and for interest-rate exchange agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices for similar options. Our valuation methodology uses discounted cash flow analysis. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability. To reduce our exposure from counterparty defaults, we enter into master netting agreements for interest-rate-exchange agreements with institutions that have long-term senior unsecured credit ratings that are at or above “A” by S&P and Moody’s and enter into bilateral-collateral-exchange agreements that require credit exposures beyond a defined amount to be secured by U.S. government or GSE-issued securities or cash. These factors serve to mitigate credit and nonperformance risk to the Seattle Bank. We have evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and nonperformance risk and have determined that no adjustments were significant to our overall fair value measurements.

Deposits

We determine estimated fair values of member institutions’ deposits with fixed interest rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate fair values based on the cost of issuing debt with comparable terms. The estimated cost of issuing debt includes non-interest selling costs. We determine the fair value of our consolidated obligations by calculating the present value of expected future cash flows discounted by the consolidated obligation/discount note curve published by the Office of Finance, excluding the amount of accrued interest. The discount rates used are the consolidated obligation rates for instruments with similar terms.

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

A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. We categorized our derivative assets and liabilities, which are our only financial assets and liabilities recorded at fair value on a recurring basis on our Statements of Condition, as level 2 because the inputs to the valuation methodology used to measure the fair value of these assets and liabilities includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Fair Value on a Recurring Basis

The following table presents for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statement of Condition as of September 30, 2008.

	As of September 30, 2008
Fair Value Hierarchy	Total	Level 1	Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$69,068	$	$227,441	$	$(158,373)

Total assets at fair value	$69,068	$	$227,441	$	$(158,373)

Derivative liabilities	$(60,112)	$	$(218,485)	$	$158,373

Total liabilities at fair value	$(60,112)	$	$(218,485)	$	$158,373

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral was zero as of September 30, 2008.

We review the fair value hierarchy classification for our derivatives assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in or out at fair value in the quarter in which the changes occur.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment). For the three and nine months ended September 30, 2008, we recorded an other-than-temporary impairment loss of $49.8 million related to our held-to-maturity securities.

The following table presents, by SFAS 157 hierarchy level, held-to-maturity securities for which a nonrecurring change in fair value has been recorded, and the amount of the change that has been included in our Statements of Income.

	As of September 30, 2008				Three and Nine Months Ended September 30, 2008
Fair Value Hierarchy	Total	Level 1	Level 2	Level 3	Total (Loss)
(in thousands)
Held-to-maturity securities	$83,043	$	$	$83,043	$(49,830)

Total assets at fair value	$83,043	$	$	$83,043	$(49,830)

The fair values of our impaired held-to-maturity securities have been determined on the basis of market-based information provided by third-party pricing services. Because we believe that this information, given current market conditions, reflects significant unobservable inputs, we have classified the impaired held-to-maturity securities as level 3.

Fair Value Summary Tables

The following tables summarize the carrying value and estimated fair values of our financial instruments as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
Estimated Fair Values	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,985	$		$1,985
Securities purchased under agreements to resell	2,000,000			2,000,000
Federal funds sold	10,482,200		(2,678)	10,479,522
Held-to-maturity securities	11,884,951		(1,437,288)	10,447,663
Advances	46,330,896		(115,871)	46,215,025
Mortgage loans held for portfolio	5,211,370		(108,945)	5,102,425
Accrued interest receivable	176,971			176,971
Derivative assets	69,068			69,068
Financial Liabilities
Deposits	(1,434,119)		47	(1,434,072)
Securities sold under agreements to repurchase	(262,000)		306	(261,694)
Consolidated obligations, net:
Discount notes	(30,293,397)		1,340	(30,292,057)
Bonds	(40,581,753)		235,404	(40,346,349)
Mandatorily redeemable capital stock	(145,617)			(145,617)
Accrued interest payable	(323,801)			(323,801)
Derivative liabilities	(60,112)			(60,112)
Other
Commitments to extend credit for advances	(830)			(830)
Commitments to issue consolidated obligations			11,453	11,453

	As of December 31, 2007
Estimated Fair Values	Carrying Value	Net Unrealized (Losses) Gains		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,197	$		$1,197
Federal funds sold	1,551,000			1,551,000
Held-to-maturity securities	10,986,895		(239,634)	10,747,261
Advances	45,524,539		142,811	45,667,350
Mortgage loans held for portfolio	5,665,570		(108,788)	5,556,782
Accrued interest receivable	312,405			312,405
Derivative assets	131,487			131,487
Financial Liabilities
Deposits	(963,725)			(963,725)
Consolidated obligations, net:
Discount notes	(14,979,317)		1,326	(14,977,991)
Bonds	(44,996,227)		(255,779)	(45,252,006)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(523,253)			(523,253)
Derivative liabilities	(23,381)			(23,381)
Other
Commitments to extend credit for advances	(919)			(919)
Commitments to issue consolidated obligations			1,739	1,739

Note 10.	Transactions with Related Parties and other FHLBanks

Transactions with Members

We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. Virtually all our advances are initially issued to members, and all mortgage loans held for portfolio were purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loans purchased. Such transactions with members are entered into during the normal course of business.

For purposes of these financial statements, we define related parties as those members and former members with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board of Directors has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our Board.

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

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of September 30, 2008 and December 31, 2007.

Assets and Liabilities with Members and Affiliates	As of September 30, 2008	As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$235	$206
Securities purchased under agreements to resell	2,000,000
Federal funds sold	42,000
Held-to-maturity securities	2,694,422	2,309,980
Advances*	46,301,496	45,475,763
Mortgage loans held for portfolio	5,206,862	5,646,637
Accrued interest receivable	145,351	254,811
Derivative assets	4,262	48,607

Total assets	$56,394,628	$53,736,004

Liabilities
Deposits	$1,394,292	$980,814
Mandatorily redeemable capital stock	131,250	67,978
Derivative liabilities	33,426	163
Other liabilities	19,783	20,731

Total liabilities	$1,578,751	$1,069,686

Other
Notional amount of derivatives	$11,947,018	$12,721,859
Letters of credit	$819,763	$160,810
* Includes the effect of associated derivatives with members or their affiliates.

	For the Nine Months Ended September 30,
Income and Expense with Members and Affiliates	2008	2007
(in thousands)
Interest Income
Advances*	$1,008,570	$1,168,858
Prepayment fees on advances, net	21,958	2,198
Securities purchased under agreements to resell	5,889	2,964
Federal funds sold	10,404	22,641
Held-to-maturity securities	81,512	69,415
Mortgage loans held for portfolio	205,167	228,290
Other income	37	14

Total interest income	1,333,537	1,494,380

Interest Expense
Deposits	19,041	33,951
Consolidated obligations*	40,140	9,887
Mandatorily redeemable capital stock	448	303

Total interest expense	59,629	44,141

Net Interest Income	$1,273,908	$1,450,239

Other Income (Loss)
Service fees	$1,344	$1,233
Realized loss on held-to-maturity securities	(7,140)
Net gain (loss) on derivatives and hedging activities	4,766	(5,279)
Other loss		(1)

Total other income (loss)	$(1,030)	$(4,047)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties

The following tables set forth information as of September 30, 2008 and December 31, 2007 and for the nine months ended September 30, 2008 and 2007 with respect to transactions with (1) members and former members holding more than 10% of the outstanding shares of our capital stock at each respective period end, (2) members with a representative serving on our Board at any time during the nine months ended September 30, 2008 or during the year ended December 31, 2007, and (3) affiliates of the foregoing members or former members.

Assets and Liabilities with Related Parties	As of September 30, 2008	As of December 31, 2007
(in thousands)
Assets
Cash and due from banks	$	$206
Securities purchased under agreements to resell	1,000,000
Federal funds sold
Held-to-maturity securities	158,415	361,296
Advances*	26,750,627	32,780,783
Mortgage loans held for portfolio	4,522,416	4,912,130
Accrued interest receivable	72,635	195,820
Derivative assets	4,262	9,691

Total assets	$32,508,355	$38,259,926

Liabilities
Deposits	$31,836	$24,520
Other liabilities	17,460	18,469

Total liabilities	$49,296	$42,989

Other
Notional amount of derivatives	$2,323,813	$5,218,800
Letters of credit	$625,659	$3,561
* Includes the effect of associated derivatives with members or their affiliates.

	For the Nine Months Ended September 30,
Income and Expense with Related Parties	2008	2007
(in thousands)
Interest Income
Advances*	$457,057	$796,245
Prepayment fees on advances, net	21,127
Securities purchased under agreements to resell	2,152
Federal funds sold	900	8,927
Held-to-maturity securities	5,271	14,412
Mortgage loans held for portfolio	177,618	207,695

Total interest income	664,125	1,027,279

Interest Expense
Deposits	1,605	834
Consolidated obligations*	11,021	7,259

Total interest expense	12,626	8,093

Net Interest Income	$651,499	$1,019,186

Other Income (Loss)
Net gain (loss) on derivatives and hedging activities	$232	$(1,401)
Other loss		(25)

Total other income (loss)	$232	$(1,426)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties

On September 15, 2008, Bank of America Corporation (BofA) announced that it had agreed to purchase Merrill Lynch & Co. (Merrill Lynch). The transaction is expected to close by the end of 2008. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank.

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008 we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred $163.9 million in Class A stock and $750.8 million in Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A stock is redeemable six months after notification and Class B stock is redeemable five years after notification, subject to certain requirements.

Transactions with Other FHLBanks

Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers to or from other FHLBanks, see Note 5.

Note 11.	Commitments and Contingencies

For accounting policies and additional information concerning commitments and contingencies, see Note 17 in our 2007 Audited Financials included in our 2007 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of September 30, 2008 and December 31, 2007. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.3 trillion and $1.2 trillion as of September 30, 2008 and December 31, 2007.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Department of the Treasury (U.S. Treasury) (each, a Lending Agreement) in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing and Economic Recovery Act of 2008 (Housing Act). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $46.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity” in this report.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $2.1 billion and $21.1 million as of September 30, 2008 and December 31, 2007. Advance commitments as of September 30, 2008 include $2.1 billion in commitments settling on October 1, 2008. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $819.8 million and $160.8 million as of September 30, 2008 and December 31, 2007 and had original terms of one month to 15 years, with a final expiration in 2015. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for bond purchases were $52.7 million as of September 30, 2008 and $56.0 million as of December 31, 2007. On September 24, 2008, we purchased a $1.9 million housing bond under the terms of the standby bond purchase agreement, which we classified as available for sale. On September 29, 2008, we sold the housing bond with no associated gain or loss on the sale.

As of September 30, 2008 and December 31, 2007, we had no investments that had been traded but not settled. As of September 30, 2008, we had $3.2 billion in agreements outstanding to issue consolidated obligation bonds, $1.6 billion of which are designated to fund the advances settling on October 1, 2008. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

As of September 20, 2008, we have a fully reserved receivable of $10.4 million from LBSF recorded on our Statement of Condition.

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Note 12.	Subsequent Events

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008 we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred $163.9 million in Class A stock and $750.8 million in Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition.

In October 2008, following our quarterly review of excess capital stock balances, we repurchased $168.1 million of Class A stock from our members.

In November 2008, one of our two securities with credit enhancements provided by MBIA was downgraded from “A” to “Baa”. The security’s par value is $1.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operating results, growth in assets, and continued success of our products. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words “will,” “believe,” “expect,” “intend,” “may,” “could,” “should,” “anticipate,” and words of similar nature are intended in part to help identify forward-looking statements.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•	significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-based assets relative to other financial instruments;

•

adverse changes in investor demand for consolidated obligations or increased competition from the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities, including the World Bank;

•	adverse changes in the market prices or credit quality of our financial instruments or our failure to effectively hedge these instruments;

•

legislative or regulatory changes or actions initiated by the U.S. Congress, including the Housing and Economic Recovery Act of 2008 (Housing Act) and the Emergency Economic Stabilization Act of 2008 (Stabilization Act), or other regulatory changes by any other body, that could cause us to modify our current structure, policies, or business operations;

•

actions taken by the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), to stabilize the capital and credit markets;

•	withdrawal of one or more large members, or consolidation among our members, including the effects of the loss of our largest member, Washington Mutual Bank, F.S.B., in early October 2008;

•	significant increases or decreases in business from or change in business of our members, including unexpected demand for liquidity from our large members;

•	changes in accounting rules or in the interpretation of existing accounting rules, particularly fair value measurement;

•	changes in global, national, and local economic conditions;

•	competition from other alternative sources of funding available to our members, including other FHLBanks;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Federal Housing Finance Agency (Finance Agency), and the Office of Finance (collectively the FHLBank System);

•	failure to satisfy hedge accounting criteria under the accounting principles generally accepted in the United States (U.S. GAAP) in hedging our interest-rate risk;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

•	our members’ willingness to do business with us despite limitations on our payment of dividends and continuing restrictions on repurchases of excess Class B stock; and

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

Overview

This discussion and analysis reviews our financial condition as of September 30, 2008 and December 31, 2007 and our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion should be read in conjunction with our 2007 annual report on Form 10-K, including “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements” and “Item 1. Financial Statements” in this report.

Our financial condition as of September 30, 2008 and operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2008 or for any future dates or periods.

General

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa, Guam, and the Northern Mariana Islands. All federally insured depository institutions and insurance companies engaged in residential housing finance located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans, or advances, to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program (AHP), the Community Investment Program (CIP), and a number of other community investment programs.

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, and availability of credit.

Market Conditions

During the third quarter of 2008, increasing concern by credit market participants regarding the creditworthiness of trade counterparties resulted in, among other things, a significant curtailment of borrowing and lending activities, including interbank lending. The resulting lack of liquidity contributed to further deterioration and increased volatility of the global credit markets, which have been experiencing difficulties since the second half of 2007. These events have prompted significant actions by governments, regulatory agencies, and other credit market participants around the world, including in the United States. For example, during the third quarter of 2008, the U.S. Treasury, the Federal Reserve, and the FDIC announced a number of major initiatives intended to address liquidity pressures and increase confidence among credit market participants, including, among others:

•	increasing FDIC deposit insurance coverage;

•	providing unsecured money market fund guarantees;

•	taking conservatorship of Fannie Mae and Freddie Mac;

•	making loans to and equity investments in a large number of corporations, including American Insurance Group, a global insurance company; and

•	taking more active roles in the credit markets pursuant to the Housing and Stabilization Acts.

Additional legislative and regulatory proposals and actions have continued during the fourth quarter of 2008, including, among other things, the FDIC’s temporary liquidity guarantee program and proposed reduction in the risk-weighting of Fannie Mae and Freddie Mac debt issuances, proposed government purchases of mortgage-backed securities, and a 100-basis point reduction in the federal funds rate. See “Regulatory Developments” below for additional information.

For many of our members, most available sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, were either constrained or significantly more expensive than FHLBank advances during the third quarter of 2008. We continued to experience strong demand for advances across our membership in the third quarter of 2008.

The prevailing market conditions, including events relating to other housing GSEs, particularly impacted the interest rates on the FHLBanks’ consolidated obligations during the third quarter of 2008. Investor demand for high-quality, short-term debt instruments was particularly strong in the third quarter of 2008, resulting in favorable interest rates on our short-term consolidated obligation discount notes. In addition, demand for longer-term debt was very low during the third quarter of 2008, which negatively impacted the interest rates on these types of instruments. Although advance demand was primarily for short-term instruments, we were able to minimize the need to participate in the issuance of longer-term debt and continued to realize favorable spreads on our advance business.

Members

In the third quarter of 2008, the Seattle Bank experienced changes in the membership status of our three largest members.

•

On September 15, 2008, Bank of America Corporation (BofA) announced that it had agreed to purchase Merrill Lynch & Co. (Merrill Lynch), which is expected to close by the end of 2008. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. The impact of this transaction on membership and advance levels is unknown at this time.

•

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-Seattle Bank member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank.

Financial Results and Condition

The Seattle Bank recorded a net loss of $18.8 million for the three months ended September 30, 2008, a decrease of $45.7 million from net income of $26.9 million for the three months ended September 30, 2007. The Seattle Bank’s net income for the nine months ended September 30, 2008 was $41.8 million, a decrease of $10.2 million compared to the same period in 2007. The decrease in net income for the three months ended September 30, 2008 was primarily due to a $49.8 million other-than-temporary impairment charge on certain of our held-to-maturity securities (further discussed below), a $4.2 million net loss on the termination of derivative contracts with Lehman Brothers Special Financing (LBSF), and $2.5 million net realized losses on debt retirements. The decrease in net income for the nine months ended September 30, 2008 was primarily due to the other-than-temporary impairment charge and net realized losses on debt retirements of $25.2 million, partially offset an increase in net interest income resulting from reduced interest expense, net prepayment fee income, and the reinvestment of proceeds from maturing low-yielding investments into market-rate investments.

As of September 30, 2008, we had total assets of $76.2 billion, total outstanding capital stock of $3.0 billion, and retained earnings of $162.3 million, compared to total assets of $64.2 billion, total outstanding capital stock of $2.5 billion, and retained earnings of $148.7 million, as of December 31, 2007. The increase in assets primarily resulted from increased short-term investments, including federal funds sold and securities purchased under agreements to resell. The increase in total outstanding capital stock primarily resulted from increases in advance-related member purchases of Class B stock, while our net income generated through the nine months ended September 30, 2008 led to the increase in retained earnings.

As a result of our review of our private-label residential mortgage-backed securities, we recorded an other-than-temporary impairment charge of $49.8 million relating to three of our held-to-maturity securities for the three and nine months ended September 30, 2008. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that we may record additional material other-than-temporary impairments in future periods, which could negatively affect the Seattle Bank’s earnings and retained earnings. See “—Critical Accounting Estimates,” Note 2 in “Part I. Item 1. Financial Statements–Condensed Notes to Financial Statements,” and “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Investments” for a full discussion of the other-than-temporary impairment.

Changes in market interest rates and the considerable decline in activity in the primary and secondary mortgage-backed securities markets during the nine months ended September 30, 2008 and the second half of 2007, have had a significant net unfavorable impact on the fair value of our assets and liabilities. As of September 30, 2008 and December 31, 2007, our net unrealized market value losses were $1.4 billion and $460.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 53.4% and 82.2% as of September 30, 2008 and December 31, 2007. The increase in unrealized market value losses is primarily due to our significant investments in mortgage-backed securities, the market value of which has significantly declined since the second half of 2007 (in particular in the second and third quarters of 2008). We believe this primarily resulted from a number of transactions entered into by companies in financial distress and a sharp decrease in overall transaction volume in the mortgage-backed securities markets, which reflects a lack of an orderly market. We also believe that the intrinsic value of our private-label mortgage-backed securities is generally not represented by the current market value, which we have determined using dealer quotes.

We have elected not to hedge our mortgage-based asset basis risk (the spread at which mortgage-based instruments may be purchased relative to other financial instruments) due to the cost and lack of effective means of hedging this risk. We expect that our market-value-of-equity ratio will continue to be depressed until the differences in the market value between our assets and liabilities improve and conditions more consistent with past experiences return to the credit markets. For additional information, see “—Financial Condition,” “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” Note 8 in “Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report.

Going forward, the Seattle Bank will continue to manage our business in order to meet our members’ needs, particularly liquidity availability, in varying market conditions. However, the actions that we have taken and continue to take to manage these needs may result in lower net income. For example, in September 2008, we began, and expect to continue, to replace our higher-yielding unsecured short-term investments with lower-yielding secured short-term investments in order to reduce our counterparty credit risk. As a result, we anticipate a reduction in our investment interest income. In addition, while we continue to assess the impact of legislative, regulatory, and membership changes, we believe that these changes will result in an impact, possibly negative, to our advance volumes and cost of funds, potentially further reducing our net income, which is used to finance our operations and member dividends, among other things.

Regulatory Developments

The Housing Act, enacted on July 30, 2008, was designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority, and address GSE reform issues. Highlights of significant provisions of the Housing Act that directly affect the Seattle Bank include the following:

•

Creation of a newly established federal agency regulator, the Finance Agency, for the FHLBanks, Fannie Mae, and Freddie Mac. The regulations, policies, and directives of the Finance Board, the FHLBanks’ former regulator, transferred to the new Finance Agency. References to the Finance Board in our current and periodic reports are deemed to refer to the Finance Agency, as appropriate, as all responsibilities have transferred to the new regulator.

•	Authorization of the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions.

•	Modification of FHLBank board of director requirements relating to composition, election process, and compensation limits.

For additional detail on the provisions of the Housing Act, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in our Quarterly Report on Form 10-Q for the period ending June 30, 2008.

On September 7, 2008, the Finance Agency placed Fannie Mae and Freddie Mac, two of the housing GSEs, in conservatorship. As conservator, the Finance Agency has full powers to control the assets and operations of these institutions. The

U.S. Treasury put in place a set of financing agreements to ensure, among other things, that Fannie Mae and Freddie Mac continue to meet their obligations to holders of bonds that they have issued or guaranteed. These actions have helped lead to improved spreads on agency debt post-conservatorship, including, at least initially, the FHLBank System debt, relative to U.S. Treasury securities.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury (each, a Lending Agreement) in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. For additional information regarding the Lending Agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity” in this report.

On October 3, 2008, the Stabilization Act was signed into law by the President of the United States. Under that law, the U.S. Treasury could, among other things, purchase up to $700 billion in troubled mortgages and other assets through a Troubled Asset Relief Program or TARP. The $700 billion is available in phases. The first $250 billion will be used by the Secretary of the Treasury for cash infusions into U.S. banking entities, as a mechanism to improve capital levels and encourage interbank lending. The next $100 billion will be available if the President issues a certification of need. The final $350 billion would come if the President sends a written report to Congress seeking the issuance of those funds; however, Congress could reject the additional funding. The U.S. Treasury’s authority to purchase troubled assets would initially expire on Dec. 31, 2009, but could be extended.

The Seattle Bank is continuing to evaluate the implications of the Housing and Stabilization Acts and related regulations, orders, and reports on our members’ and the Seattle Bank’s business. See “Part II. Item 1A. Risk Factors” in this report.

Financial Highlights

The following table presents a summary of selected financial information for the Seattle Bank for the periods indicated.

Selected Financial Data	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$76,195	$66,431	$68,826	$64,207	$64,237
Cash and investments (1)	24,369	24,127	25,173	12,539	16,330
Advances	46,331	36,635	37,748	45,525	41,425
Mortgage loans held for portfolio	5,211	5,355	5,521	5,666	5,808
Deposits and other borrowings	1,434	832	1,288	964	982
Consolidated obligations	70,875	62,390	64,103	59,976	59,743
Affordable Housing Program (AHP)	23	27	25	23	22
Payable to Resolution Funding
Corporation (REFCORP)		7	8	5	7
Class A stock - putable	396	317	444	287	281
Class B stock - putable	2,480	2,149	2,145	2,141	2,140
Retained Earnings	162	191	173	149	137
Total capital	3,037	2,655	2,759	2,576	2,555

Statements of Income (for the three-month period ended)
Interest income	$523	$533	$706	$809	$783
Net interest income	43	50	65	61	46
Other income (loss)	(47)	2	(10)	(21)	1
Other expense	22	12	12	14	10
Income before assessments	(26)	40	43	26	37
AHP and REFCORP assessments	(7)	11	11	7	10
Net income	(19)	29	32	18	27

Dividends (for the three-month period ended)
Dividends paid in cash	$9	$11	$8	$6	$3
Annualized dividend rate
Class A stock - putable	2.09%	3.21%	4.56%	5.12%	5.25%
Class B stock - putable	1.40%	1.40%	1.00%	0.80%	0.60%
Dividend payout ratio (2)	(49.38)%	36.37%	26.60%	31.10%	12.00%

Financial Statistics (for the three-month period ended)
Return on average equity	(2.75)%	4.39%	4.71%	2.89%	4.48%
Return on average assets	(0.11)%	0.18%	0.19%	0.12%	0.18%
Equity-to-assets ratio (3)	4.13%	3.99%	3.98%	3.98%	3.97%
Total capital-assets ratio (4)	4.18%	4.12%	4.13%	4.14%	4.11%
Net interest margin (5)	0.25%	0.30%	0.39%	0.38%	0.30%

(1)	Investments may include, among other things, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.
(2)	Dividend payout ratio is dividends paid in cash or stock during the period, divided by net income (loss). Dividends are typically declared based on earning results for the preceding period.
(3)	Equity-to-assets ratio is average capital stock, retained earnings and accumulated other comprehensive loss, divided by the total average assets.
(4)	Total capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(5)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Although our advance balance as of September 30, 2008 slightly exceeded our advance balance as of December 31, 2007, advances as a percentage of our total assets as of September 30, 2008 declined from that as of December 31, 2007. This change resulted from our significantly increasing our short-term investments portfolio, which includes federal funds sold, certificates of deposit, and securities sold under agreements to repurchase, to provide sufficient liquidity to meet members’ demand for advances as well as additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of September 30, 2008 and December 31, 2007.

Major Categories of Assets as a Percentage of Total Assets	As of September 30, 2008	As of December 31, 2007
(in percentages)
Advances	60.8	70.9
Investments	32.0	19.5
Mortgage loans held for portfolio	6.8	8.8
Other assets	0.4	0.8

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. In addition, during the third quarter of 2008, the Seattle Bank entered into a lending agreement with the U.S. Treasury (Lending Agreement) designed to serve as a contingent source of liquidity. For additional information regarding the Lending Agreement, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Capital Resources and Liquidity––Liquidity”.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of September 30, 2008 and December 31, 2007.

Major Categories of Liabilities and Total Capital As a Percentage of Total Liabilities and Capital	As of September 30, 2008	As of December 31, 2007
(in percentages)
Consolidated obligations	93.0	93.4
Deposits	1.9	1.5
Other liabilities*	1.1	1.1
Total capital	4.0	4.0

Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 0.2% of total liabilities and capital, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of September 30, 2008, and December 31, 2007, we had net unrealized market value losses of $1.4 billion and $460.1 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 53.4% and 82.2% as of September 30, 2008 and December 31, 2007. The decline between December 31, 2007 and September 30, 2008 is primarily due to the following: an additional unrealized market value loss of $1.1 billion on our variable interest-rate mortgage-backed securities and a $66.0 million increase in unrealized loss due to changes in model pricing assumptions on our advances as a result of the implementation of SFAS 157 on January 1, 2008. We expect that our market value of equity will continue to be depressed until the differences in market value between our assets (most significantly affecting our mortgage-based assets) and liabilities improve and conditions more consistent with past experience return to the credit markets. We have elected not to hedge our mortgage-based asset basis risk due to the cost and lack of effective means of hedging this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances increased by 1.8%, or $806.4 million, to $46.3 billion, as of September 30, 2008, compared to December 31, 2007. This increase was primarily the result of significant activity with our largest members and a general increase in activity across our entire membership during the nine months ended September 30, 2008.

As of September 30, 2008, five members held 69.0% of the par value of our outstanding advances, with three members holding 59.5% (Washington Mutual Bank, F.S.B. with 34.0%, Merrill Lynch Bank USA with 13.5%, and Bank of America Oregon, N.A. with 12.0%). As of December 31, 2007, five members held 70.4% of the par value of our outstanding advances, with three members holding 63.0% (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). No other borrower held over 10% of our outstanding advances as of September 30, 2008 or December 31, 2007. Overall, while the impact of the proposed BofA/Merrill Lynch merger transaction on membership and advance levels is unknown at this time, we do expect that advance volumes and associated advance interest income will decline beginning in the fourth quarter of 2008 as a result of the loss of our largest member, Washington Mutual Bank, F.S.B. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

The percentage of advances maturing in one year or less increased to 71.0% as of September 30, 2008, from 54.4% as of December 31, 2007 while the percentage of variable interest-rate advances, including floating-to-fixed convertible advances as a portion of our total advance portfolio declined to 22.4% as of September 30, 2008, compared to 59.9% as of December 31, 2007. These changes reflect our members’ preference for short-term, fixed interest-rate liquidity given the volatile market conditions.

The total weighted-average interest rates on our advance portfolio declined significantly to 3.11% as of September 30, 2008 from 4.86% as of December 31, 2007. The weighted-average interest rate on our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as our cost of funds upon which our advance pricing is based. In the first nine months of 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 225 basis points, to 2.00% and reduced its target an additional 100 basis points in October 2008, in an effort to stimulate the U.S. economy and credit markets. These interest rate reductions, as well as overall lower funding costs, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$32,807,063	2.79	$24,686,967	4.84
Due after one year through two years	5,861,033	3.52	13,032,053	4.95
Due after two years through three years	1,846,713	4.19	2,227,761	4.94
Due after three years through four years	1,284,559	4.05	955,383	4.96
Due after four years through five years	1,276,549	3.67	1,412,059	4.60
Thereafter	3,124,430	4.48	3,042,967	4.62

Total par value	46,200,347	3.11	45,357,190	4.86
Commitment fees	(830)		(919)
Discount on AHP advances	(164)		(217)
Discount on advances	(5,221)		(5,996)
SFAS 133 hedging adjustments	136,764		174,481

Total	$46,330,896		$45,524,539

For additional information on advances, see Note 3 in “Item 1. Financial Statements––Condensed Notes to Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the significant volatility in the global capital markets, including the U.S. credit markets, the availability of many sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements were either constrained or significantly more expensive than FHLBank advances during the third quarter of 2008. In the third quarter of 2008, we continued to experience strong demand for advances across our membership.

The Seattle Bank’s advance pricing alternatives include: differential pricing, daily market pricing, and auction pricing (which is offered only two times per week and for limited terms). We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market pricing. Excluding cash management advances, for the nine months ended September 30, 2008, the amount of differentially priced advances accounted for 65.0% of new advances, compared to 69.2% of new advances for the year ended December 31, 2007. Excluding cash management advances, the amount of daily market-priced advances and auction-priced advances accounted for 31.4% and 3.6% of new advances for the nine months ended September 30, 2008, compared to 19.0% and 11.8% of new advances for the year ended December 31, 2007. We believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the decline was primarily due to continued volatility in the credit markets and lack of alternative, competitively priced funding options. Further, we believe that the use of differential pricing has helped to increase our advance balance since May 2005 and improve our profitability and capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock and access to an excess stock pool to encourage advance usage, and resumed paying dividends. Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members that used the stock pool had to purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of September 30, 2008, one member had less than $134.0 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the introduction of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool expired on October 1, 2008, and the Seattle Bank did not request a reinstatement of the excess stock pool at that date.

Overall, we believe that the availability of the Class A stock and the temporary access provided by the excess stock pool used to capitalize new advance activity, as well as our resumption of quarterly dividend payments in December 2006, have contributed to our members’ use of our advance funding, particularly those that may require new stock purchases.

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

Credit Risk. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2008 and December 31, 2007, we had advances of $27.5 billion and $28.6 billion outstanding to three members, which represented 59.5% (with 34.0%, 13.5%, and 12.0%) and 63.0% (with 23.3%, 20.6%, and 19.1%) of our total par value of advances outstanding. We held sufficient collateral to fully secure the advances to these members, and, as a result, we do not expect to incur any credit losses on these advances.

In addition, we actively monitor our members’ financial condition to ensure that our credit risk on advances is minimized. Should the financial condition of a member decline or become otherwise impaired, we may take possession of a member’s collateral, or require that the member provide additional collateral to us. This may result in a decrease in our members’ advance borrowings, which could negatively impact our business, including net income.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, and securities purchased under agreements to resell, and long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes our investments, both short- and long-term, as of September 30, 2008 and December 31, 2007.

Short- and Long-Term Investments	As of September 30, 2008	As of December 31, 2007
(in thousands)
Short-Term Investments:
Federal funds sold	$10,482,200	$1,551,000
Interest-bearing deposits	3,230,000
Securities purchased under agreements to resell	2,000,000
Commercial paper	32,984

Total short-term investments	$15,745,184	$1,551,000

Long-Term Investments:
Consolidated obligations of other FHLBanks		2,524,974
Mortgage-backed securities	7,673,419	7,481,891
Other U.S. agency obligations	65,613	89,082
Government-sponsored enterprise obligations	877,235	882,059
State or local housing agency obligations	5,700	8,889

Total long-term investments	$8,621,967	$10,986,895

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% (and set a target of 4.10% at that time) in order to allow us to more fully leverage our capital and provide liquidity to fund advances, which we have done for most of the nine months ended September 30, 2008 and during the year ended December 31, 2007. In September 2008, in order to reduce our unsecured counterparty exposure, we began, and expect to continue, to replace our higher-yielding unsecured short-term investments with lower-yielding secured short-term investments. Because we were unable to fully replace the unsecured investments as they matured with secured investments, our capital-to-assets ratio increased to 4.18% as of September 30, 2008. Until the capital markets begin to operate more normally, we expect to continue to manage our business to a capital-to-assets ratio target higher than 4.10%, although our actual capital-to-assets ratio will vary.

Between December 31, 2007 and September 30, 2008, we significantly increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ demand for advances, by leveraging our members’ capital stock purchases and reinvesting funds from prepaid advances and long-term investments that were called prior to contractual maturity. As a result, as of September 30, 2008, our short-term investments increased by 915.2%, to $15.7 billion, from $1.6 billion as of December 31, 2007. Our long-term investment portfolio declined by 21.5%, to $8.6 billion, primarily due to the call or sale (within three months of maturity) of $2.5 billion in consolidated obligations of other FHLBanks we held as of December 31, 2007. We expect that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity and leverage needs.

As of September 30, 2008 and December 31, 2007, we held $5.2 billion and $6.4 billion in held-to-maturity investments with unrealized losses of $1.2 billion and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of September 30, 2008 and December 31, 2007 were primarily related to declining market values as a result of widening credit spreads and the unfavorable market conditions for mortgage-based products, especially in the third quarter of 2008. Based on the credit quality of our securities, the underlying collateral, and additional credit support, together with our intent and ability to hold the securities until recovery, which may be at maturity, we believe that these unrealized losses primarily represent temporary impairments. However, as of September 30, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of three private-label mortgage-backed securities was temporary and, accordingly, recognized an other-than-temporary impairment loss of $49.8 million in “realized loss on held-to-maturity securities” in our Statements of Income for the three and nine months ended September 30, 2008. These securities had an amortized cost of $132.9 million and a fair value of $83.1 million at the time of impairment.

The following table presents the indicated loss of contractual cash flows, the estimated date of first loss of contractual cash flows, and the impairment charge recognized for each of the securities for which an other-than-temporary impairment charge was recognized.

Other-than-Temporarily Impaired Securities	Carrying Value Prior to Impairment	Estimated Principal Loss (Model Estimate)	Other-than- Temporary Impairment Charge	Date of First Indicated Loss	Current NRSRO Credit Ratings
(in thousands)
Security #1	$23,639	$1,791	$7,140	December 2012	AAA/Aa
Security #2	51,796	2,907	21,058	October 2014	AAA/Aaa
Security #3	57,438	200	21,632	May 2019	AAA/Aaa

Total other-than-temporarily impaired securities	$132,873	$4,898	$49,830

*	For each of its securities, the Seattle Bank uses the lowest NRSRO-assigned rating for reporting purposes.

We applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), as amended by FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, in recording the other-than-temporary impairment charge on our three held-to-maturity securities. We believe that this write-down to fair value diverges materially from the amount we anticipate realizing over the life of these securities. We believe that the $49.8 million loss is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss to be approximately $4.9 million, based on analysis of anticipated cash flows on these securities. In estimating our expected economic loss with respect to these mortgage-backed securities, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. As shown in the following table, we expect that the yield on these securities may be higher in subsequent reporting periods. The difference between the estimated loss and the impairment charge will be accreted to interest income over the remaining life of the securities using the interest method.

Other-than-Temporarily Impaired Securities	Carrying Value After Impairment	Yield Prior to Impairment	Yield After Impairment
(in thousands, except percentages)
Security #1	$16,499	3.50	11.58
Security #2	30,738	3.41	18.02
Security #3	35,806	3.37	13.57

Total other-than-temporarily impaired securities	$83,043

If, among other things, loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, other securities could become other-than-temporarily impaired, which, should the severely depressed market values as of October 31, 2008 persist, could lead to additional significant impairment charges and lower net income. We believe that while credit concerns have arisen from the increase in delinquencies and foreclosures of mortgage loans underlying these securities as well as the deterioration in housing prices, a significant portion of the mortgage-backed security price deterioration is due to the illiquidity in the current mortgage-backed securities market. Currently we cannot predict when or if additional writedowns may occur or their size if they do occur. See Note 2 in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Credit-Risk Management—Investments” for additional information.

Consolidated Obligations of Other FHLBanks. As of September 30, 2008, we no longer hold any investments in consolidated obligations of other FHLBanks, a decrease of $2.5 billion from our investment in such obligations as of

December 31, 2007. In the first quarter of 2008, $2.0 billion of these consolidated obligations were called. We sold the remaining $500.0 million investment in these obligations, which was within three months of maturity, in the second quarter of 2008. In a regulatory interpretation issued in March 2005, the Finance Board clarified that it generally prohibits an FHLBank from purchasing any consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter. All of our investments in other FHLBanks’ consolidated obligations were made prior to February 2005.

Mortgage-Backed Securities. Previously, Finance Board regulations limited each FHLBank’s investment in mortgage-backed securities, at the time a security is purchased, to 300% of an FHLBank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board adopted a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately, from 300% to 600% of an FHLBank’s regulatory capital. This resolution, which remains in effect for two years, requires a FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. At this time, we do not expect to utilize this increased authority.

Our investment in mortgage-backed securities represented 241.0% and 281.3% of our regulatory capital as of September 30, 2008 and December 31, 2007. Mortgage-backed securities as of September 30, 2008 and December 31, 2007 included $1.0 billion and $992.1 million in Fannie Mae mortgage-backed securities and $628.4 million and $721.7 million in Freddie Mac mortgage-backed securities. As of September 30, 2008, the carrying value of our investments in mortgage-backed securities rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s and Standard & Poor’s (S&P), totaled $7.6 billion. In the third quarter of 2008, one or more NRSROs downgraded three securities held by the Seattle Bank from “AAA” or “Aaa” as follows: (1) par value $23.7 million, from “Aaa” to “Aa”, stable outlook; (2) par value $83.8 million, from “Aaa” to “A”, stable outlook; and (3) par value $50.9 million, from “Aaa” to “Baa”. In addition, as of September 30, 2008, the Seattle Bank held five securities with a total par value of $496.6 million currently on negative watch by one or more NRSROs due to embedded derivatives issued by Lehman Brothers Holdings, Inc. or its subsidiaries and one additional security with a par value of $242.1 million on negative watch due to increasing loss severities. In November 2008, one of our two securities with credit enhancements provided by MBIA was downgraded from “A” to “Baa.” The security’s par value is $1.1 million.

Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we did not purchase any mortgage-backed securities during the third quarter of 2008.

Other U.S. Agency Obligations. Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of September 30, 2008 from December 31, 2007, primarily due to principal repayments.

Government-Sponsored Enterprise (GSE) Obligations. Our held-to-maturity investments in GSEs, excluding our investments in the consolidated obligations of other FHLBanks, consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $301.7 million and $304.3 million and Freddie Mac securities totaled $276.4 million and $278.8 million as of September 30, 2008 and December 31, 2007. These securities represented 4.9% and 4.7% of total investments as of such dates. Finance Board regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE, with the exception of the investment in other FHLBank consolidated obligations, in which we can no longer invest without Finance Board approval.

Mortgage Loans Held for Portfolio

The par balance of our mortgage loans held for portfolio consisted of $5.0 billion and $5.4 billion in conventional mortgage loans and $213.2 million and $236.5 million in government-insured mortgage loans as of September 30, 2008 and December 31, 2007. The decrease for the nine months ended September 30, 2008 was due to our receipt of $448.9 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of September 30, 2008 and December 31, 2007, 86.9% and 86.7% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our largest participating member, Washington Mutual Bank, F.S.B. We do not expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of September 30, 2008 and December 31, 2007.

Mortgage Loan Portfolio Activity	As of September 30, 2008	As of December 31, 2007
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,642,177	$6,336,632
Mortgage loans transferred to real-estate owned	(238)	(769)
Maturities and principal amount sold	(448,864)	(693,686)

Mortgage loan par balance at period end	5,193,075	5,642,177

Mortgage loan net premium balance at beginning of the year	23,393	30,016
Net premium on loans transferred to real estate owned	(3)	4
Net premium recovery from repurchases	(20)	(11)
Net premium amortization	(5,075)	(6,616)

Mortgage loan net premium balance at period end	18,295	23,393

Total mortgage loans held for portfolio	$5,211,370	$5,665,570

Premium balance as a percent of mortgage loan par amounts	0.35%	0.41%
Average FICO score* at origination	746	745
Average loan-to-value ratio at origination	64.29%	64.39%

*	The Fair Isaac Corporation (FICO) score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Derivative Assets and Liabilities

As of September 30, 2008 and December 31, 2007, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $69.1 million and $131.5 million and derivative liabilities of $60.1 million and $23.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements between September 30, 2008 and December 31, 2007. In addition, the change in the derivative asset balance also reflects the termination of the interest-rate exchange agreements with our former counterparty, LBSF, as discussed further below. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. See Notes 7 and 9 in “Item 1. Financial Statements—Condensed Notes to Financial Statements”, “—Results of Operations—Other Income,” and “—Summary of Critical Accounting Estimates” for additional information.

LBSF was a counterparty to the Seattle Bank on multiple interest-rate swap transactions with a total notional amount of $3.5 billion which were governed and documented by our International Swap Dealers Association, Inc. master agreement with LBSF (Master Agreement). Lehman Brothers Holdings, Inc. (Lehman), the parent company of LBSF, was a credit support provider for these obligations. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code, which was an event of default under the Master Agreement. As a result, we dedesignated all fair value hedging relationships effective September 15, 2008, and the outstanding LBSF interest-rate swap contracts were reclassified as freestanding derivatives. On September 17, 2008, the Seattle Bank sent LBSF a notice identifying the occurrence of an event of default and designating September 18, 2008 as the early termination date with respect to all outstanding swap transactions. Between hedge dedesignation and derivative contract termination, the fair value of these derivatives increased by $6.0 million, which was recorded in “net gain (loss) on derivatives and hedging activities” on our Statements of Income. On September 26, 2008, the Seattle Bank sent a final settlement notice to LBSF pursuant to the Master Agreement netting LBSF’s obligations under the Master Agreement against the $20.5 million in LBSF collateral posted by LBSF. The net account receivable from LBSF of $10.4 million was recorded in “other assets” on our Statement of Condition. LBSF filed for bankruptcy on October 3, 2008. We assessed the collectability of this receivable, and as a result, we fully reserved the account receivable, and recorded a $10.4 million “provision for credit loss on receivable” on our Statements of Income for the three and nine months ended September 30, 2008, pending the outcome of bankruptcy proceedings.

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

The notional amount of interest-rate exchange agreements increased by $4.6 billion, to $34.0 billion, as of September 30, 2008, compared to December 31, 2007. Changes in the notional amount of interest-rate exchange agreements reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

For additional information, see Note 7 in “Item 1. Financial Statements—Condensed Notes to Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. As of September 30, 2008, S&P’s rating was “AA+” (positive outlook) and Moody’s rating was “Aaa” (stable outlook) for the Seattle Bank. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2007 annual report on Form 10-K.

Consolidated Obligation Discount Notes. Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 102.2%, to a par amount of $30.4 billion as of September 30, 2008, from $15.0 billion as of December 31, 2007. During the first nine months of 2008 (especially in the third quarter of 2008) and the second half of 2007, market demand for short-term, high-quality financial instruments greatly increased as a result of the extreme volatility and uncertainty in the global capital markets. As a result, we significantly increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments.

Consolidated Obligation Bonds. Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $40.5 billion and $44.9 billion as of September 30, 2008 and December 31, 2007. Due to the demand for short-term, high-quality financial instruments in the first nine months of 2008 and the relatively higher cost of and lack of demand for longer-term funding, we significantly decreased our issuances of longer-term fixed interest-rate consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds increased by $4.5 billion, to $12.5 billion, as of September 30, 2008 from December 31, 2007. The increase in variable interest-rate consolidated obligation bonds generally corresponded to the increase in variable interest-rate investments and fixed interest-rate advances swapped to variable interest rates made during the nine months ended September 30, 2008. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

We seek to match, to the extent possible, the anticipated cash flows of our debt to the anticipated cash flows of our assets. The cash flows of mortgage-based assets are largely dependent on the prepayment behavior of borrowers. When interest rates rise, and all other factors remain unchanged, borrowers (and issuers of callable investments) tend to refinance their debts more slowly than originally anticipated, while when interest rates fall, borrowers tend to refinance their debts more rapidly than originally anticipated. We use a combination of bullet and callable debt in seeking to match the anticipated cash flows of our fixed interest-rate mortgage-based assets and callable investments, using a variety of prepayment scenarios.

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-based assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the first nine months of 2008 and the second half of 2007, issuance costs for discount notes were less expensive than structured funding.

Our callable debt decreased by $9.2 billion, to $10.1 billion, as of September 30, 2008, compared to December 31, 2007, primarily due to shifts in our structured funding portfolio (i.e., our portfolio of interest-rate swapped consolidated obligation bonds with option features). We use structured funding to reduce funding costs and manage liquidity and interest-rate risk. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the three and nine months ended September 30, 2008, we called and extinguished certain high-cost debt primarily to economically lower the relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligations called and extinguished for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligations Called and Extinguished	2008	2007	2008	2007
(in thousands, except interest rates)
Consolidated Obligations Called:
Par value	$1,946,015	$1,935,000	$14,971,500	$10,840,500
Weighted-average interest rate	4.81%	5.32%	4.74%	5.43%

Consolidated Obligations Extinguished:
Par value	10,000	490,515	962,535	500,380
Weighted-average interest rate	7.38%	5.28%	3.98%	5.28%

Total par value	1,956,015	2,425,515	15,934,035	11,340,880

Other Funding Sources. Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $470.4 million, to $1.4 billion, as of September 30, 2008, compared to December 31, 2007, primarily due to an increase in demand, overnight, and term deposits. Demand deposits comprised the largest percentage of deposits, representing 75.2% and 79.0% of deposits as of September 30, 2008 and December 31, 2007. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. There were $262.0 million in transactions outstanding under such agreements as of September 30, 2008. There were no such transactions outstanding as of December 31, 2007.

Other Liabilities. Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of September 30, 2008 and December 31, 2007.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and nonmember shareholders, retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” of our 2007 annual report on Form 10-K for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources increased by $461.4 million, to $3.0 billion, as of September 30, 2008 from December 31, 2007. This increase was primarily driven by increases in outstanding Class B and Class A stock and retained earnings.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A stock and Class B stock.

Class A Stock. Class A stock may be issued, redeemed, and repurchased only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to stockholdings. As of September 30, 2008 and December 31, 2007, our outstanding Class A stock totaled $396.3 million (including $2.6 million in redemption requests) and $287.4 million.

Class B Stock. Class B stock can be issued, redeemed, and repurchased only at par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of September 30, 2008 and December 31, 2007, our Class B stock totaled $2.5 billion and $2.1 billion, with $340.9 million and $284.8 million in Class B stock redemption requests. All of the Class B stock related to member withdrawals, arising from the acquisition of nine members by out-of-district institutions and 15 voluntary withdrawal requests, and two redemption requests have been classified as mandatorily redeemable capital stock on our Statements of Condition.

Effective October 7, 2008, we reclassified Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder that is no longer able to enter into new borrowing arrangements with us and transferred its $163.9 million in Class A stock and $750.8 million in Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition.

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

Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. The members that had used the stock pool had to purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of September 30, 2008, one member had less than $134.0 million in advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool expired on October 1, 2008, and the Seattle Bank did not request reinstatement of the excess stock pool at that date.

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

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net loss was $18.8 million for the three months ended September 30, 2008, compared to net income of $26.9 million for the three months ended September 30, 2007. Our net income for the nine months ended September 30, 2008 was $41.8 million, compared to $52.1 million for the same period in 2007.

Dividends. Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of September 30, 2008, the Seattle Bank had excess stock of $687.0 million, or 0.9% of total assets.

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

The Finance Board’s termination of the Written Agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Director of the Office of Supervision granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiver from the Director of the Office of Supervision that was requested by our Board, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target has been met and the Director of the Office of Supervision removes our dividend restrictions. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision, in connection with the Finance Board’s approval of the business plan.

As of September 30, 2008, we had paid dividends (including interest on mandatorily redeemable stock) on 2008 net income of $20.4 million, or 48.9% of year-to-date income. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” in our 2007 annual report on Form 10-K for additional information.

Retained Earnings. In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In November 2008, the Board established a revised retained earnings target of $243.0 million. We reported retained earnings of $162.3 million as of September 30, 2008.

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. As of September 30, 2008 and December 31, 2007, we were in compliance with these statutory capital requirements, which are described below.

Risk-Based Capital. We are required to hold at all times risk-based capital at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations.

•

Credit risk is the potential for financial loss because of the failure of a borrower or counterparty to perform on an obligation. The credit-risk requirement is determined by adding the credit-risk capital charges for assets, off-balance sheet items, and derivative contracts based on, among other things, the credit percentages assigned to each item as required by Finance Agency regulations.

•

Market risk is the potential for financial losses due to the increase or decrease in the value or price of an asset or liability resulting from broad movements in prices, such as interest rates. The market-risk requirement is determined by adding the market value of the portfolio at risk from movements in interest-rate fluctuations that could occur during times of market stress and the amount, if any, by which the current market value of our total capital is less than 85% of the book value of our total capital. We calculate the market value of our portfolio at risk and the current market value of our total capital by using an internal model. Our modeling approach and underlying assumptions are subject to Finance Agency review and approval.

•

Operations risk is the potential for unexpected financial losses due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operations risk requirement is determined as a percentage of the market risk and credit risk requirements. The Finance Agency has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

Only permanent capital, defined as retained earnings and Class B stock, can satisfy the risk-based capital requirement. Mandatorily redeemable Class B stock is included in our permanent capital based on a directive from the Finance Board. Class A stock and accumulated other comprehensive income are not considered permanent capital. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2008 and December 31, 2007.

Permanent Capital and Risk-Based Capital Requirements	As of September 30, 2008	As of December 31, 2007
(in thousands)
Permanent Capital:
Class B stock	$2,479,955	$2,141,141
Mandatorily redeemable capital stock	145,617	82,345
Retained earnings	162,312	148,723

Permanent capital	$2,787,884	$2,372,209

Risk-Based Capital Requirement:
Credit risk	228,071	133,575
Market risk	1,116,853	481,474
Operations risk	403,477	184,515

Risk-based capital requirement	$1,748,401	$799,564

The increase in our risk-based capital requirement as of September 30, 2008, compared to December 31, 2007, primarily reflects the increased market-risk capital required as a result of our unrealized market value loss. As noted previously, this decline in market value is primarily related to declines in the market value of our variable interest-rate mortgage-backed securities. In addition, credit risk increased because of our investment of funds into short-term, unsecured investments, such as federal funds sold and certificates of deposits from prepaid advances and held-to-maturity securities that were called prior to maturity. The operations risk component is 30% of the sum of the market- and credit-risk components.

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

In September 2008, in order to reduce our unsecured counterparty exposure, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments. Because we were unable to fully replace the unsecured investments as they matured with secured investments, our capital-to-assets ratio increased to 4.18% as of September 30, 2008. Until the capital markets begin to operate more efficiently, we expect to continue to manage our business to a capital-to-assets ratio target higher than 4.10%, although our actual capital-to-assets ratio will vary.

The following table presents our capital-to-assets ratios as of September 30, 2008 and December 31, 2007.

Capital-to-Assets Ratios	As of September 30, 2008	As of December 31, 2007
(in thousands, except percentages)
Minimum Board-approved capital (4.05% of total assets)	$3,085,893	$2,600,384
Total regulatory capital	3,184,140	2,659,658
Capital-to-assets ratio	4.18%	4.14%

Leverage Capital Ratio. We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage ratios as of September 30, 2008 and December 31, 2007.

Leverage Ratios	As of September 30, 2008	As of December 31, 2007
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$3,809,744	$3,210,351
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,578,082	3,845,763
Leverage ratio (leverage capital as a percentage of total assets)	6.01%	5.99%

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of September 30, 2008 and December 31, 2007.

Unpledged Qualifying Assets	As of September 30, 2008	As of December 31, 2007
(in thousands)
Outstanding debt	$70,875,150	$59,975,544
Aggregate qualifying assets	75,826,373	64,041,606

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. These include back-up funding sources in the repurchase and federal funds markets. In addition, in the event of a financial market disruption in which the FHLBank System is not able to issue consolidated obligations, we could pledge our held-to-maturity investment portfolio to borrow funds. Our short-term investment portfolio includes high-quality investment securities that are readily marketable. Our long-term investments include mortgage-backed securities and U.S. agency obligations, of which almost 100% were rated “AAA” by S&P or “Aaa” by Moody’s as of September 30, 2008 and December 31, 2007. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes.

As of September 30, 2008 and December 31, 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements” in our 2007 annual report on Form 10-K for additional information.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury (each, a Lending Agreement) in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $46.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral.

The interest rate applicable to a loan under a Lending Agreement shall be the rate as from time to time established by the U.S. Treasury. If all or any portion of the principal and interest on a loan are not paid when due, interest on the unpaid portion shall be calculated at a rate 500 basis points higher than the applicable rate then in effect until the unpaid portion is paid in full. The principal and interest on a loan are immediately due and payable on demand, on the due date and time specified by the U.S. Treasury in writing or upon the occurrence of certain events of default. Voluntary prepayments of loans are permissible without penalty, subject to certain conditions pertaining to minimum notice.

Each Lending Agreement requires the applicable FHLBank promptly to notify the U.S. Treasury if it fails or is about to fail to meet applicable regulatory capital requirements and to maintain its organizational existence. Each Lending Agreement contains restrictions on the ability of an FHLBank to create liens on the collateral or to dispose of the collateral. Each Lending Agreement contains events of default, including nonpayment of principal, interest, fees or other amounts owed to the U.S. Treasury when due; violation of covenants; the occurrence of certain bankruptcy events; inaccuracy of representations and warranties; the actual or asserted invalidity of any loan document; and encumbrances, levies, judicial seizure of, or an attachment upon the collateral. In addition, it is an event of default if the Secretary of the U.S. Treasury determines that U.S. Treasury’s position is insecure with respect to the financial condition of the FHLBank or the FHLBank’s ability to perform its obligations under its Lending Agreement. If an event of default occurs and is continuing, the U.S. Treasury may debit the FHLBank’s account or set-off any amount owed by the U.S. Treasury to the FHLBank; exercise any right of set-off against the FHLBank’s property in the U.S. Treasury’s possession or control; take possession of any collateral; and pursue all other remedies available to collect, enforce or satisfy an obligation, including disposing of the collateral or satisfying the amount against any other FHLBank on the basis that the obligation is a consolidated obligation.

The U.S. Treasury may amend a Lending Agreement without prior notice at any time. Any amendment of a Lending Agreement by the U.S. Treasury will not modify the terms of any loans outstanding at the time of the amendment. Each Lending Agreement terminates on December 31, 2009 but will remain in effect as to any loan outstanding on that date. An FHLBank may terminate its consent to be bound by its Lending Agreement prior to that time so long as no loan is then outstanding to the U.S. Treasury.

As of September 30, 2008, no FHLBank had drawn on the available source of liquidity provided by its Lending Agreement.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of September 30, 2008.

	As of September 30, 2008
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$355,455	$		$		$		$355,455
Securities sold under agreement to repurchase	262,000							262,000
Consolidated obligation bonds (at par)*	21,396,940		5,592,500		6,462,290		7,094,925	40,546,655
Derivative liabilities	60,112							60,112
Mandatorily redeemable capital stock	995		126,701		17,921			145,617
Operating leases	3,071		6,428		5,337			14,836

Total contractual obligations	$22,078,573		$5,725,629		$6,485,548		$7,094,925	$41,384,675

Other Commitments:
Commitments for additional advances	$2,113,862	$		$		$		$2,113,862
Standby letters of credit	815,955		3,735				73	819,763
Standby bond purchase agreements			52,745					52,745
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$2,929,817		$106,480	$			$73	$3,036,370

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of September 30, 2008, we had $3.2 billion in agreements outstanding to issue consolidated obligation bonds. As of December 31, 2007, we had entered into agreements to issue $315.0 million par value of consolidated obligation bonds and discount notes.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury (Lending Agreement) in connection with the U.S. Treasury’s establishment of a GSECF, which is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. As of October 31, 2008, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “—Liquidity”.

In June 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement) effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

The Seattle Bank recorded a net loss of $18.8 million for the three months ended September 30, 2008, a decrease of $45.7 million from net income of $26.9 million for the three months ended September 30, 2007. The Seattle Bank’s net income for the nine months ended September 30, 2008 was $41.8 million, a decrease of 19.7%, or $10.2 million, compared to the same period in 2007. The decrease in net income for the three months ended September 30, 2008 was primarily due to a $49.8 million other-than-temporary impairment charge on three of our held-to-maturity securities (discussed in “—Other Income” below), a $4.2 million net loss on the termination of derivative contracts with LBSF, and $2.5 million net realized losses on debt retirements. The decrease in net income for the nine months ended September 30, 2008 was primarily due to the other-than-temporary impairment charge and net realized losses on debt retirements of $25.2 million, partially offset an increase in net interest income resulting from reduced interest expense, net prepayment fee income, and the reinvestment of proceeds from maturing low-yielding investments into market-rate investments.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rates, yield-curve shifts, and change in market conditions are the primary economic factors affecting net interest income. Between

September 30, 2007 and September 30, 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate from 4.75% to 2.00%, in an effort to stimulate the U.S. economy. As a result of our significant holdings of short-term advances and investments, we expect net interest income to be unfavorably impacted by the lower federal funds rates.

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2008 and 2007. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$37,357,847	$271,872	2.90	$34,705,320	$475,565	5.44
Mortgage loans held for portfolio	5,284,140	66,070	4.97	5,900,901	73,708	4.96
Investments	25,761,279	184,967	2.86	18,844,505	233,764	4.92
Other interest-earning assets	4,080	21	2.04	119	1	5.32

Total interest-earning assets	68,407,346	522,930	3.04	59,450,845	783,038	5.23

Other assets	295,334			601,469

Total assets	$68,702,680			$60,052,314

Interest-Bearing Liabilities:
Consolidated obligations	$63,883,881	$471,162	2.93	$55,789,670	$724,845	5.15
Deposits	1,080,071	5,264	1.94	962,486	12,403	5.11
Mandatorily redeemable capital stock	112,328	390	1.38	82,370	124	0.59
Other borrowings	479,564	2,920	2.42	3,255	39	4.67

Total interest-bearing liabilities	$65,555,844	$479,736	2.91	$56,837,781	$737,411	5.15

Other liabilities	425,532			834,290
Capital	2,721,304			2,380,243

Total liabilities and capital	$68,702,680			$60,052,314

Net interest income		$43,194			$45,627

Interest-rate spread			0.13			0.08
Net interest margin			0.25			0.30

	For the Nine Months Ended September 30,
	2008			2007
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$38,544,491	$1,004,342	3.48	$29,325,735	$1,185,290	5.40
Mortgage loans held for portfolio	5,440,575	205,341	5.04	6,090,217	228,481	5.02
Investments	23,361,088	552,099	3.16	21,427,646	783,661	4.89
Other interest-earning assets	2,092	37	2.35	366	14	5.35

Total interest-earning assets	67,348,246	1,761,819	3.49	56,843,964	2,197,446	5.17

Other assets	362,568			529,556

Total assets	$67,710,814			$57,373,520

Interest-Bearing Liabilities:
Consolidated obligations	$63,107,683	$1,580,248	3.34	$53,338,113	$2,052,036	5.14
Deposits	1,083,629	19,598	2.42	901,446	34,884	5.17
Mandatorily redeemable capital stock	92,412	1,008	1.46	80,440	365	0.61
Other borrowings	161,455	2,929	2.42	1,723	64	4.91

Total interest-bearing liabilities	$64,445,179	$1,603,783	3.32	$54,321,722	$2,087,349	5.14

Other liabilities	573,887			766,907
Capital	2,691,748			2,284,891

Total liabilities and capital	$67,710,814			$57,373,520

Net interest income		$158,036			$110,097

Interest-rate spread			0.17			0.03
Net interest margin			0.31			0.26

For the three and nine months ended September 30, 2008, the composition of our interest-earning assets changed significantly from the same periods in 2007, as we continued to refocus our business on advances, with the average balances of our advances and investments increasing and the average balances of our mortgage loans held for portfolio decreasing. The increases in our advances largely resulted from increased activity with our largest members, although we generally had increased advance demand from across our membership. The increase in our investments resulted from our decision to increase our short-term investments portfolio to provide sufficient liquidity to meet members’ demand for advances as well as investment income. The reductions in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Significantly lower prevailing interest rates impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios, where yields generally declined significantly for the three and nine months ended September 30, 2008, compared to the same periods in 2007.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008 v. 2007 Increase (Decrease)			2008 v. 2007 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income:
Advances	$33,959	$(237,652)	$(203,693)	$310,744	$(491,692)	$(180,948)
Investments	68,974	(117,171)	(48,797)	65,627	(297,189)	(231,562)
Mortgage loans held for portfolio	(7,712)	74	(7,638)	(24,511)	1,371	(23,140)
Other loans	21	(1)	20	34	(11)	23

Total interest income	$95,242	$(355,350)	$(260,108)	$351,894	$(787,521)	$(435,627)

Interest Expense:
Consolidated obligations	93,740	(347,423)	(253,683)	330,703	(802,491)	(471,788)
Mandatorily redeemable capital stock	58	208	266	62	581	643
Deposits	1,361	(8,500)	(7,139)	6,017	(21,303)	(15,286)
Other borrowings	2,910	(29)	2,881	2,914	(49)	2,865

Total interest expense	$98,069	$(355,744)	$(257,675)	$339,696	$(823,262)	$(483,566)

Change in net interest income	$(2,827)	$394	$(2,433)	$13,198	$35,741	$47,939

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, because of significantly lower short-term interest rates.

During the three and nine months ended September 30, 2008, compared to the same periods in 2007, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 5 basis points and 14 basis points to 13 basis points and 17 basis points. The improvement of our interest-rate spread primarily resulted from an increase in the average balance of our advances, the reinvestment of lower yielding investments, and a reduction in the average cost of our consolidated obligations.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$271,851	$475,534	(42.8)%	$982,384	$1,183,092	(17.0)%
Prepayment fees on advances, net	21	31	(32.3)%	21,958	2,198	899.0%

Subtotal	271,872	475,565	(42.8)%	1,004,342	1,185,290	(15.3)%
Short-term and held-to-maturity investments	184,966	233,764	(20.9)%	552,098	783,661	(29.5)%
Available-for-sale securities	1		N/A	1		N/A
Mortgage loans held for portfolio	66,070	73,708	(10.4)%	205,341	228,481	(10.1)%
Loans to other FHLBanks	21	1	2,000.0%	37	14	164.3%

Total interest income	$522,930	$783,038	(33.2)%	$1,761,819	$2,197,446	(19.8)%

Total interest income decreased for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to significant decreases in yields on advances and investments, partially offset by increases in advance and investment volumes.

Advances. Interest income from advances, excluding prepayment fees on advances, decreased 42.8% and 17.0% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. Interest income from higher average advance balances was more than offset for the three and nine months ending September 30, 2008, compared to the same periods of 2007, by reductions in interest income due to significant declines in average yields. Average advance balance increases of $2.7 billion and $9.2 billion representing a 7.6% and 31.4% growth for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily resulted from increases in advance activity with our largest members, although general advance activity across our membership base also increased.

For the three and nine months ended September 30, 2008, new advances totaled $39.3 billion and $101.5 billion and maturing advances totaled $29.6 billion and $100.7 billion. Advance activity for the three and nine months ended September 30, 2008 was significantly above the net advance activity for the same periods in 2007, when new advances totaled $35.3 billion and $73.5 billion and maturing advances totaled $22.1 billion and $60.1 billion.

The average yield on advances, including prepayment fees on advances, decreased by 254 basis points and 192 basis points to 2.90% and 3.48% for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to significant declines in prevailing short-term interest rates, combined with our increased amount of short-term advances.

Due in part to the favorable market conditions for FHLBank consolidated obligations, the Seattle Bank made new advances at favorable spreads during the first nine months of 2008 and the second half of 2007. These new advances are generally for terms of one to three years, and we expect these advances will favorably affect our financial results while they remain outstanding. It is uncertain, however, how much of this increased level of advance activity ultimately will be retained. We expect that our advance balance will decline during the remainder of 2008 and in 2009 as a result of, among other things, the merger and subsequent withdrawal of our largest member, Washington Mutual Bank, F.S.B.

Prepayment Fees on Advances. For the three and nine months ended September 30, 2008, we recorded net prepayment fee income of $21,000 and $22.0 million primarily resulting from fees charged to borrowers that prepaid $33.2 million and $8.8 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $22.7 million and $229.7 million in advances for the three and nine months ended September 30, 2007, resulting in net prepayment fee income of $31,000 and $2.2 million.

Short-Term and Held-to-Maturity Investments. Interest income from investments, which includes short-term investments and long-term held-to-maturity investments decreased by 20.9% and 29.5% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. These decreases primarily resulted from lower average yields on investments and a higher proportion of lower yield short-term investments to our total investment portfolio.

Mortgage Loans Held for Portfolio. Interest income from mortgage loans held for portfolio decreased by 10.4% and 10.1% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The decreases were primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $616.8 million and $649.6 million, to $5.3 billion and $5.4 billion, for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, primarily due to receipt of principal payments. Partially offsetting these decreases in interest income from our mortgage loans held for portfolio were 1- and 2-basis point increases in the average yield on mortgage loans held for portfolio for the three and nine months ended September 30, 2008, compared to the same periods in 2007. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$150,617	$65,564	129.7%	$414,881	$172,744	140.2%
Consolidated obligations - bonds	320,545	659,281	(51.4)%	1,165,367	1,879,292	(38.0)%
Deposits	5,264	12,403	(57.6)%	19,598	34,884	(43.8)%
Securities sold under agreements to repurchase	2,919	4	N/A	2,924	12	N/A
Mandatorily redeemable capital stock	390	124	214.5%	1,008	365	176.2%
Other borrowings	1	35	(97.1)%	5	52	(90.4)%

Total interest expense	$479,736	$737,411	(34.9)%	$1,603,783	$2,087,349	(23.2)%

Consolidated Obligation Discount Notes. Interest expense on consolidated obligation discount notes increased by 129.7% and 140.2% for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to an increase in the proportion of outstanding short-term, lower-yield consolidated obligation discount notes to our total outstanding consolidated obligations, partially offset by lower prevailing interest rates.

Consolidated Obligation Bonds. Interest expense on consolidated obligation bonds decreased by 51.4% and 38.0% for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the decreased issuances of longer-term consolidated obligation bonds as a proportion of our total outstanding consolidated obligations and lower prevailing interest rates.

Deposits. Interest expense on deposits decreased by 57.6% and 43.8% for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to a 317- and 275-basis point decrease in the average interest rate, partially offset by a $117.6 million and $182.2 million increase in the average balances of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions.

Securities Sold Under Agreements to Repurchase. Interest expense on securities sold under agreements to repurchase increased by $2.9 million, to $2.9 million, for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to our use of these agreements as a short-term funding alternative. We use these agreements when it is financially advantageous to do so.

Mandatorily Redeemable Capital Stock and Other Borrowings. Interest expense on mandatorily redeemable capital stock increased 214.5% and 176.2% for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the increase in the average balances of mandatorily redeemable capital stock outstanding. The average balance of mandatorily redeemable capital stock was $112.3 million and $92.4 million for the three and nine months ended September 30, 2008, compared to $82.4 million and $80.4 million for the same periods in 2007.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Effect of Derivatives and Hedging on Net Interest Income	2008	2007	2008	2007
(in thousands)
(Decrease) Increase in Interest Income:
Advances	$(23,119)	$12,028	$(50,718)	$32,787
Decrease (Increase) in Interest Expense:
Consolidated obligations	55,109	(23,334)	145,621	(61,862)

Increase (Decrease) in Net Interest Income	$31,990	$(11,306)	$94,903	$(29,075)

Our use of interest-rate exchange agreements had a net favorable effect on our net interest income for the three and nine months ended September 30, 2008, compared to a net unfavorable effect on our net interest income for the three and nine months ended September 30, 2007, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in increases in net interest income for the three and nine months ended September 30, 2008, compared to decreases in net interest income for the three and nine months ended September 30, 2007.

Other Income (Loss)

Other income (loss) includes member service fees, net realized gain (loss) on the sale of held-to-maturity securities, realized loss on held-to-maturity securities, net gain (loss) on derivatives and hedging activities, net realized (loss) gain on the early extinguishment of consolidated obligations, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other (loss) income for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$453	$419	8.1%	$1,344	$1,233	9.0%
Net realized (loss) gain from sale of held-to-maturity securities		(2,062)	(100.0)%	1,374	$(5,705)	124.1%
Realized loss on held-to-maturity securities	(49,830)		N/A	(49,830)		N/A
Net gain (loss) on derivatives and hedging activities	5,557	3,057	81.8%	17,605	$(1,636)	1,176.1%
Net realized (loss) gain on early extinguishment of consolidated obligations	(2,541)	3	N/A	(25,213)	$175	N/A
Other (loss) income, net	19	(22)	186.4%	(89)	$(140)	36.4%

Total other (loss) income, net	$(46,342)	$1,395	(3,422.0)%	$(54,809)	$(6,073)	(802.5)%

Total other (loss) income decreased by $47.7 million and $48.7 million for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to a $49.8 million increase in realized loss on held-to-maturity securities, $2.5 million and $19.2 million increases in net gain (loss) on derivatives and hedging activities, and $2.1 million and $7.1 million increases in net realized gain (loss) on sale of held-to-maturity securities. These increases were offset by $2.5 million and $25.4 million increases in net realized (loss) gain on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net Realized (Loss) Gain on Sale of Held-to-Maturity Securities. We sold no securities within 90 days of maturity in the three months ended September 30, 2008, while for the nine months ended September 30, 2008, our sales of securities within 90 days of maturity resulted in a net gain of $1.4 million. During the first nine months of 2007, we sold $1.7 billion of investments in consolidated obligations of other FHLBanks that were within 90 days of maturity, resulting in net losses of $2.1 million and $5.7 million for the three and nine months ended September 30, 2007.

Realized Loss on Held-to-Maturity Securities. As of September 30, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of three private-label mortgage-backed securities was temporary and, accordingly, we recognized an other-than-temporary impairment loss of $49.8 million in our Statements of Income for the three and nine months ended September 30, 2008. These securities had an amortized cost of $132.9 million and a fair value of $83.1 million at the time of impairment.

The following table presents the indicated loss of contractual cash flows, the estimated date of first loss of contractual cash flows, and the impairment charge recognized for each of the securities for which an other-than-temporary impairment charge was recognized.

Other-than-Temporarily Impaired Securities	Carrying Value Prior to Impairment	Estimated Principal Loss (Model Estimate)	Other-than- Temporary Impairment Charge	Date of First Indicated Loss	Current NRSRO Credit Ratings
(in thousands, except percentages)
Security #1	$23,639	$1,791	$7,140	December 2012	AAA/Aa
Security #2	51,796	2,907	21,058	October 2014	AAA/Aaa
Security #3	57,438	200	21,632	May 2019	AAA/Aaa

Total other-than-temporarily impaired securities	$132,873	$4,898	$49,830

*	For each of its securities, the Seattle Bank uses the lowest NRSRO-assigned rating for reporting purposes.

We applied SFAS No. 115 in recording the other-than-temporary impairment charge on our three held-to-maturity securities. We believe that this write-down to fair value diverges materially from the amount we anticipate realizing over the life of these securities. We believe that the $49.8 million loss is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market. Since our current intent and ability is to hold these securities until their maturity, we currently estimate that our actual economic loss to be approximately $4.9 million, based on analysis of anticipated cash flows on these securities, In estimating our expected economic loss with respect to these mortgage-backed securities, we have made certain assumptions regarding the underlying collateral including default rates, loss severities and prepayment rates which ultimately factor in our estimated future recovery of expected cash flows. As shown in the following table, we expect that the yield on these securities may be higher in subsequent reporting periods. The difference between the estimated loss and the impairment charge will be accreted to interest income over the remaining life of the securities using the interest method.

Other-than-Temporarily Impaired Securities	Carrying Value After Impairment	Yield Prior to Impairment	Yield After Impairment
(in thousands, except percentages)
Security #1	$16,499	3.50	11.58
Security #2	30,738	3.41	18.02
Security #3	35,806	3.37	13.57

Total other-than-temporarily impaired securities	$83,043

Net Gain (Loss) on Derivatives and Hedging Activities. For the three and nine months ended September 30, 2008, we recorded increases of $2.5 million and $19.2 million in our total net gain (loss) on derivatives and hedging activities, compared to the same periods in 2007. These changes are discussed below.

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of SFAS 138. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not expected to be material to annual results for the year ending December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements, and is included in the net gain (loss) on derivatives and hedging activities for the nine months ended September 30, 2008.

Advances. For the three and nine months ended September 30, 2008, we recognized net losses of $3.4 million and $1.7 million on interest-rate exchange agreements used to hedge advances, compared to a net gain of $11,000 and a net loss of $28,000 for the same periods in 2007.

Consolidated Obligation Bonds. For the three and nine months ended September 30, 2008, we recognized net gains of $2.4 million and $9.5 million on interest-rate exchange agreements used to hedge consolidated obligation bonds, compared to a net gain of $1.9 million and a net loss of $1.9 million for the same periods in 2007.

Consolidated Obligation Discount Notes. For the three and nine months ended September 30, 2008, we recognized net gains of $232,000 on interest-rate exchange agreements used to hedge consolidated obligation discount notes. There was no comparable activity during the three and nine months ended September 30, 2007.

Economic Hedges. For the three and nine months ended September 30, 2008, we recorded net gains of $6.3 million and $9.7 million, compared to net gains of $1.2 million and $267,000 for the same periods in 2007. These net gains are discussed by derivative type below.

Caps and Floors. As of September 30, 2008 and 2007, we held $260.0 million and $300.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors that were used to economically hedge changes in the fair value of our assets and liabilities. Our recorded gains or losses related to interest-rate caps and floors were net losses of $932,000 and $773,000 for the three and nine months ended September 30, 2008, compared to net gains of $851,000 and $143,000 for the same periods in 2007.

Swaptions. In addition, for the nine months ended September 30, 2008, we recorded net gains of $1.6 million on $850 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to reduce our negative convexity of equity. There was no comparable activity during the three months ended September 30, 2008 or the three and nine months ended September 30, 2007.

Interest-Rate Swaps. For the three and nine months ended September 30, 2008, we also recorded net gains of $7.3 million and $8.8 million on interest-rate swaps economically hedging our consolidated obligations and advances (of which $6.0 million gain is related to LBSF derivatives), compared to net gains of $331,000 and $124,000 for the three and nine months ended September 30, 2007. See “—Financial Condition—Derivative Assets and Liabilities” for more information related to the termination of the LBSF bankruptcy and termination of derivative contracts.

Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds. During the three and nine months ended September 30, 2008, we recorded net losses of $114,000 and $8.4 million related to calls of consolidated obligations and net losses of $2.4 million and $16.9 million on extinguishments of consolidated obligations, net of interest rate exchange agreement cancellations. During the same periods of 2007, we recorded net losses of $491,000 and $689,000 on consolidated obligation calls. Our debt extinguishments in the three and nine months ended September 30, 2007 resulted in gains of $493,000 and $864,000.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligations Called and Extinguished	2008	2007	2008	2007
(in thousands, except interest rates)
Consolidated Obligations Called:
Par value	$1,946,015	$1,935,000	$14,971,500	$10,840,500
Weighted-average interest rate	4.81%	5.32%	4.74%	5.43%

Consolidated Obligations Extinguished:
Par value	10,000	490,515	962,535	500,380
Weighted-average interest rate	7.38%	5.28%	3.98%	5.28%

Total par value	$1,956,015	$2,425,515	$15,934,035	$11,340,880

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

See “Item 3. Qualitative and Quantitative Disclosures about Market Risk” for additional information regarding our risk management strategy.

Other Expense

Other expense includes operating expenses, Finance Board/Finance Agency and Office of Finance assessments, provision for credit loss on receivable, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating:
Compensation and benefits	$6,240	$5,173	20.6%	$18,832	$16,466	14.4%
Occupancy cost	1,279	961	33.1%	3,556	3,443	3.3%
Other operating	3,199	3,347	(4.4)%	10,008	10,083	(0.7)%
Finance Board/Finance Agency	502	444	13.1%	1,507	1,335	12.9%
Office of Finance	575	300	91.7%	1,462	1,061	37.8%
Provision for credit loss on receivable	10,430		N/A	10,430		N/A
Other	155	212	(26.9)%	393	746	(47.3)%

Total other expense	$22,380	$10,437	114.4%	$46,188	$33,134	39.4%

Total other expense increased by $11.9 million and $13.1 million for the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the $10.4 million charge-off of our outstanding account receivable with LBSF, which filed for bankruptcy protection in October 2008. See “—Financial Condition—Derivative Assets and Liabilities” for more information related to LBSF.

Increased compensation and benefits expense also contributed to the increased other expense for the three and nine months ended September 30, 2008, compared to the previous periods. Our employee headcount increased to 147 as of September 30, 2008, compared to 134 as of September 30, 2007, primarily due to conversions to full-time employees of contract employees hired during 2007.

Assessments

Our assessments for AHP and REFCORP decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007, due to fluctuations in the preassessment income on which these assessments are generally based. The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
AHP and REFCORP Assessments	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$(2,044)	$2,999	(168.2)%	$4,759	$5,824	(18.3)%
REFCORP	(4,697)	6,717	(169.9)%	10,456	13,013	(19.6)%

Total assessments	$(6,741)	$9,716	(169.4)%	$15,215	$18,837	(19.2)%

See “Part I. Item 1. Business—Regulation” in our 2007 annual report on Form 10-K for additional information on our assessments.

Summary of Critical Accounting Estimates

As a result of our implementation of SFAS 157, we implemented a material change to our accounting policies and estimates related to fair value measurement on January 1, 2008. Other than as disclosed in our 2007 annual report on Form 10-K and as disclosed below, there have been no material changes to our critical accounting estimates that had a material impact on our financial condition or results of operations as of or during the three and nine months ended September 30, 2008.

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

Fair values play an important role in the value of certain of our assets, liabilities, and hedging transactions. Fair values are based on quoted market prices or market-based prices, if such prices are available, and based on non-distressed transactions. If quoted prices or market-based prices are not available, fair values are determined based on valuation models that use either: (i) discounted cash flows, using market estimates of interest rates and volatility (if applicable); or (ii) dealer prices and prices of similar instruments.

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

Estimation of Other-Than-Temporary Impairments of Securities. We determine the fair values of our held-to-maturity investments on a monthly basis and analyze them for impairment at least quarterly. An investment is considered impaired if its fair value is less than its amortized cost. After an investment is identified as impaired, we evaluate whether the decline in value is other than temporary. If we determine that an investment is other than temporarily impaired, it is written down to fair value and the loss is recognized in the Statement of Income as other expense. Any subsequent favorable or adverse change in estimated cash flows are accounted for as a prospective yield adjustment to these securities.

An other-than-temporary impairment exists when it is probable, based on our evaluation, that the Seattle Bank will be unable to collect all of an investment’s contractual cash flows, including interest. This evaluation is performed at the individual security level and is inherently subjective and complex. As part of our evaluation, we consider factors that include, but are not limited to, the credit quality of the investment (e.g., rating agency actions), historical and projected performance of the underlying collateral, and the duration and severity of the impairment. The relative importance of these factors may vary based on current facts and circumstances. We also consider market conditions and our liquidity needs in assessing the Seattle Bank’s ability to hold a temporarily impaired security until recovery, which may be at maturity.

If our initial analysis identifies securities at risk of other-than-temporary impairment, we perform additional testing of these investments, which are typically private-label, residential mortgage-backed securities. We perform cash flow analysis using internal and third-party models that incorporate projections and assumptions concerning home prices, interest rates, default rates, and loss severities. We consider the output of these models in concluding whether it is probable that we will receive the contractual cash flows related to the at-risk investments.

The recent disruptions in the credit markets have led to declines in the fair value of our investment portfolio, primarily as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-based products, particularly mortgage-backed securities. As of September 30, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of three private-label mortgage-backed securities was temporary and, accordingly, recognized an other-than-temporary impairment loss of $49.8 million in “realized loss on held-to-maturity securities” in our Statements of Income for the three and nine months ended September 30, 2008. These securities had an amortized cost of $132.9 million and a fair value of $83.1 million at the time of impairment. As of September 30, 2008, gross unrealized losses on our private-label mortgage-backed securities totaled $1.5 billion. We will continue to analyze and test our mortgage-backed investments to assess their collectability at each balance sheet date. If there is further deterioration in the housing or credit markets in excess of our expectations, we may recognize additional other-than-temporary impairment losses in the future.

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1, 2, and 9 in “Item 1. Financial Statements—Condensed Notes to Financial Statements” and “Part I. Item 3. Quantitative and Qualitative Analysis of Market Risk—Credit Risk—Investments” of this report and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates” included in our 2007 annual report on Form 10-K.

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

Through our market-risk management, we attempt to ensure that we are profitable and that we protect net income and market value of equity over a wide range of interest-rate environments. Our general approach to managing market risk is to acquire and maintain a portfolio of assets and liabilities that, together with our associated interest-rate exchange agreements, limits our expected market value and income statement volatility. This approach complies with Finance Board regulations that limit the use of interest-rate exchange agreements to those that reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions.

Measurement of Market Risk

We monitor our market risk through a variety of measures. Our Board oversees policy regarding our exposure to market risk and has adopted four primary risk measures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. These policy measures are described below. We quantify and monitor our market risk daily and manage market risk within the policy limits.

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

Effective Key-Rate-Duration-of-Equity Mismatch. Effective key-rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate duration of equity measures.

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

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of September 30, 2008 and December 31, 2007, with the exception of our effective key-rate-duration-of-equity mismatch, which is discussed below, our market-risk measures were within our standard policy limits.

The following table summarizes our primary risk measures and their respective limits and our compliance as of September 30, 2008 and December 31, 2007.

Primary Risk Measures	As of September 30, 2008	As of December 31, 2007	Risk Measure Limit
Effective duration of equity	0.94	0.70	+/-5.00
Effective convexity of equity	(0.67)	(1.54)	+/-4.00
Effective key-rate-duration-of-equity mismatch	3.85	0.81	+/-3.50
Market-value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.16)%	(1.24)%	+/-4.50%
Market-value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	0.72%	(0.49)%	+/-4.50%

The effective duration of equity and effective convexity of equity increased as of September 30, 2008, compared to December 31, 2007. The extension in the duration of equity primarily resulted from an increase in duration contributions of our mortgage-based assets and advances, net of derivatives hedging our advances, and increases in the size of our money-market investment portfolio. These increases were partially offset by reductions in the duration contributions of our consolidated obligation bonds, declines in the size of our agency investment portfolio, and increases in the balance of our consolidated obligation discount notes. The increase in the effective convexity of equity was primarily caused by greater positive convexity contributions of our mortgage-based assets and the reduced size of our agency investment portfolio that was partially offset by decreased positive convexity contributions of our consolidated obligations. Effective key-rate-duration-of-equity mismatch increased as of September 30, 2008 from December 31, 2007, primarily due to our management of duration and convexity exposures and the material decline in the estimated market value of our Alt-A collateral-backed investments.

Our estimates of our market-value-of-equity sensitivity changes resulting from up/down 100-basis point changes in interest rates improved based on market-value change as of September 30, 2008, compared to estimates as of December 31, 2007. We did, however, experience a significant decline in our estimated market value of our assets, liabilities, and commitments between September 30, 2008 and December 31, 2007. The decline in the estimated market value of equity has been primarily driven by material declines in the price of mortgage-backed securities backed by Alt-A collateral. We believe that based upon the level of credit enhancements we have purchased for our Alt-A collateral-backed investments in conjunction with our intent and ability to hold these investments to maturity, we will recover our initial investments in these securities and the stated rates of interest. Consequently, we view the decline in our market value as temporary.

In the third quarter of 2008, we instituted procedures to disaggregate the interest-rate risk of our financial positions from the credit and liquidity risk associated with our Alt-A collateral-backed investments. For reporting purposes, we continue to report the unadjusted numbers as shown above. However, for interest-rate risk management and policy compliance purposes, we compute adjusted risk measures that remove the estimated credit and liquidity effects. We make this adjustment for management of our interest-rate risk because we believe that it is neither practical nor effective to manage credit and liquidity exposures with interest-rate hedges. The adjusted risk measures used to manage the Seattle Bank’s interest-rate exposures as of September 30, 2008 were:

Adjusted Risk Measures	As of September 30, 2008	Risk Measure Limit
Effective duration of equity	(2.03)	+/-5.00
Effective convexity of equity	(1.23)	+/-4.00
Effective key-rate-duration-of-equity mismatch	1.32	+/-3.50
Market-value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	1.36%	+/-4.50%
Market-value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	(2.46)%	+/-4.50%

Instruments That Address Market Risk

Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions only to reduce the interest-rate exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions.

The total notional amount of interest-rate exchange agreements outstanding was $34.0 billion and $29.4 billion as of September 30, 2008 and December 31, 2007. The notional amount of these agreements serves as a factor in determining periodic interest payments or cash flows received and paid and does not represent actual amounts exchanged or our exposure to credit or market risk. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. Notional values are not meaningful measures of the risks associated with interest-rate exchange agreements or other derivatives, which can only be meaningfully measured on a market value basis, taking into consideration the cost of replacing interest-rate exchange agreements with similar agreements from a highly-rated counterparty.

Credit-Risk Management

Credit risk is the risk of loss due to default or nonperformance of an obligor or counterparty. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances

We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We also can call for additional or substitute collateral during the life of an advance to protect our security interest. In addition, we monitor the financial condition of our members. Should the financial condition of a member decline or become otherwise impaired, we may take possession of a member’s collateral, or require that the member provide additional collateral to us.

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

Under our subprime collateral program, we accept certain categories of first-lien, single-family, subprime mortgage loans as collateral. As of September 30, 2008, we had no members participating in our subprime collateral program. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” in our 2007 annual report on Form 10-K for more information on this program.

Investments

We are subject to credit risk on some investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of September 30, 2008, our unsecured credit exposure was $14.8 billion, primarily consisting of $10.5 billion of federal funds sold and $3.2 billion in certificates of deposit. As of December 31, 2007, our unsecured credit exposure was $5.2 billion, primarily consisting of $1.6 billion in federal funds sold and $2.5 billion of other FHLBanks’ consolidated obligations. The increase in unsecured credit exposure primarily resulted from the investment in federal funds sold and certificates of deposit of funds received from prepaid and maturing advances and capital stock purchases by members (some of which had formerly used the excess stock pool for their advance stock purchase requirement). In September 2008, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments.

The following table presents our long-term investments by type and credit rating as of September 30, 2008.

	As of September 30, 2008
Long-Term Rating	AAA or Government Agency		AA	A		Below A		Unrated		Total
(in thousands)
Commercial paper	$		$32,984	$		$		$		$32,984
Other U.S. agency obligations		928,857							13,991	942,848
State or local housing investments		380	5,320							5,700
Mortgage-backed securities		7,508,251	16,499		87,642		61,027			7,673,419

Total long-term investment securities, including hybrid ARMs option ARNs, etc.,		$8,437,488	$54,803		$87,642		$61,027		$13,991	$8,654,951

Our mortgage-backed security investments consist of agency guaranteed securities and senior tranches of privately issued prime or Alt-A including hybrid adjustable-rate mortgages (ARMs), option-ARMs, etc. residential mortgage-backed securities. We have increased exposure to the risk of loss on our investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

•

Excess spread – where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the mortgage-backed security. The spread differential may be used to cover any losses that may occur.

•

Over-collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding mortgage-backed security balance. The excess collateral is available to cover any losses that may occur.

•	Subordination – where the mortgage-backed security is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.

•

Insurance wrap – where a third-party bond insurance company guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of September 30, 2008, the Seattle Bank held $3.8 million in investments with unrealized losses on those investments of $50,000 that had been credit enhanced by a monoline insurer, MBIA. While we expect the insurer to be able to meet its contractual obligations, we also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. At this time, the Seattle Bank does not anticipate investing in additional securities where the primary credit protection is provided by monoline insurers in any material amount for the foreseeable future.

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by an NRSRO, such as Moody’s or S&P, at their respective purchase dates. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over-collateralization and senior-subordinated shifting interest features.

The continuing deterioration in the U.S. housing markets, as reflected in the declines in values of residential real estate and increases in the level of delinquencies on mortgage loans underlying mortgage-backed securities, has increased the risk that we may not receive all principal and interest due on certain of our held-to-maturity securities. As a result, we have been closely monitoring our held-to-maturity securities, particularly our private-label residential mortgage-backed securities, to evaluate our exposure to other-than-temporary impairments. A security is considered other-than-temporarily impaired if its fair value is less than its amortized cost and it is considered probable based on our evaluation, we will be unable to collect all of a security’s contractual cash flows, including interest. To identify securities at risk for other-than-temporary impairment, we consider various factors including, but not limited to, historical and projected performance of the underlying collateral, duration and severity of the impairment, and credit quality of the security (e.g., rating agency actions). Although a security’s credit rating is one criterion in our assessment of other-than-temporary impairment, a rating action alone is not necessarily indicative of the existence or lack thereof of an other-than-temporary impairment.

As described more fully in Note 2 in “Item 1. Financial Statements-Condensed Notes to Financial Statements,” we evaluated our private-label mortgage-backed securities for other-than-temporary impairments as of September 30, 2008 to determine whether the credit enhancements associated with the securities were sufficient to protect against losses of principal and interest on the underlying mortgage loans. As part of our analysis, we identified “at-risk” securities based on factors including, but not limited to, performance of the underlying collateral, duration and severity of the impairment, and credit quality of the security. For each of these securities, we employed a third-party model to perform base-case cash flow analysis. This model estimated the expected cash flows that would be passed through to our securities, incorporating each security’s structure (including credit enhancement), assumptions regarding liquidation and prepayment rates, loss severity levels and current financial trends, such as home prices and interest rates. The third-party model incorporates significant judgment and estimates and is not necessarily determinative, in and of itself, of an other-than-temporary impairment for a particular security.

For securities for which the third-party model projected a base-case loss, we performed additional detailed security-level analysis. We compared the results of the third-party model against security-level remittance reports and current information available in the marketplace, such as housing price trends. We considered security-specific factors not incorporated in the third-party model, such as actual credit performance relative to the model. We performed a detailed sensitivity analysis, including shocking the home price index curve and default rates, to determine how sensitive a particular security was to changes in assumptions. We also performed additional cash flow analysis, using our internal model, to determine if any of the third-party model’s vectors, which are based on a broad mix of loan types, were inconsistent with the empirical and forecasted characteristics of the particular security. We compared our performance expectations to those of similar securities in recent studies published by leading industry experts and NRSROs. Finally, we reviewed rating agency actions to determine whether there have been recent changes or affirmations of ratings on the security.

As of September 30, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of three of our private-label residential mortgage-backed securities was temporary and recognized an other-than-temporary impairment loss of $49.8 million. This other-than-temporary impairment is reported in our Statements of Income as “realized loss on held-to-maturity securities.” These securities had an amortized cost of $132.9 million and a fair value of $83.1 million at the time of impairment.

We believe that, as of September 30, 2008, the gross unrealized losses on the remainder of our held-to-maturity portfolio are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, as opposed to deterioration in the fundamental credit quality of these securities, which caused these assets to be valued at significant discounts to their acquisition costs. In addition, we have the ability and intent to hold these securities to recovery, which may not be until maturity. However, should market conditions and performance of mortgage assets continue to deteriorate, we could incur a material other-than-temporary impairment on additional held-to-maturity securities, which could significantly impact our net income, retained earnings, dividend payments, and total shareholders’ equity. A significant impairment could cause the Seattle Bank to be out of compliance with regulatory capital requirements, which could result in, among other things, further restriction of dividend payments or other actions being imposed on the Seattle Bank by our regulator.

The following table summarizes the par value of our private-label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement and percentage of collateral delinquencies greater than 60 days on the applicable securities as of September 30, 2008. The weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place in the security structures that will absorb losses before our investments incur a loss.

	As of September 30, 2008
	Par Value
Private-Label Residential Mortgage-Backed Securities	AAA/Aaa	AA/Aa			A			BBB/Baa			BB+/Ba			Subtotal	Unrealized Loss	Current Weighted- Average Credit Enhancement	Collateral Delinquency (60+ Days)
(in thousands, except percentages)
Prime - Year of Issuance:
2003 and earlier	$1,085,542	$			$			$			$			$1,085,542	$(77,579)	6.72	0.47
2004	272,271													272,271	(11,976)	5.61	0.55

Total Prime	$1,357,813	$			$			$			$			$1,357,813	$(89,555)	6.64

Alt-A - Year of Issuance:
2003 and earlier	$443,209	$				$3,818	(1)	$			$			$447,027	$(30,393)	7.03	1.15
2004	234,306													234,306	(18,239)	6.27	1.49
2005	274,100		23,655	(2)								10,086	(3)	307,841	(94,056)	38.28	17.22
2006	1,067,059													1,067,059	(379,273)	47.39	29.45
2007	1,716,354					83,830	(5)		50,941	(6)				1,851,125	(727,382)	38.64	16.73
2008	790,341													790,341	(86,581)	34.30	4.82

Total Alt-A	$4,525,369		$23,655			$87,648			$50,941			$10,086		$4,697,699	$(1,335,924)	35.25

Total par value	$5,883,182		$23,655			$87,648			$50,941			$10,086		$6,055,512	$(1,425,479)	28.84

1.	Consists of two investments rated “A” by Moody’s, with total unrealized losses of $50,000. These two investments include credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of September 30, 2008, we had no other investments that were credit enhanced by monoline insurers.
2.	Consists of one investment rated “Aa” by Moody’s, with a realized other-than-temporary impairment loss of $7.1 million calculated based on our third-party pricing source.
3.	Consists of one investment rated “BB+” by S&P, with an unrealized loss of $5.9 million calculated based on our third-party pricing source.
4.	Includes two investments rated “AAA” by S&P, with a total par value of $109.3 million and a realized other-than-temporary impairment loss of $42.7 million calculated based on our third-party pricing source.
5.	Consists of one investment rated “A” by Moody’s, with an unrealized loss of $41.1 million calculated based on our third-party pricing source.
6.	Consists of one investment rated “Baa” by Moody’s, with an unrealized loss of $20.2 million calculated based on our third-party pricing source.

In the third quarter of 2008, one or more NRSROs downgraded three securities held by the Seattle Bank from “AAA” or “Aaa”as follows: (1) par value $23.7 million, from “Aaa” to “Aa”, stable outlook; (2) par value $83.8 million, from “Aaa” to “A”, stable outlook; and (3) par value $50.9 million, from “Aaa” to “Baa”. In addition, as of September 30, 2008, the Seattle Bank held five securities with a total par value of $496.6 million currently on negative watch by one or more NRSROs due to embedded derivatives issued by Lehman Brothers Holdings, Inc. or its subsidiaries and one additional security with a par value of $242.1 million on negative watch due to increasing loss severities. In November 2008, one of our two securities with credit enhancements provided by MBIA was downgraded from “A” to “Baa.” The security’s par value is $1.1 million.

The market value of our private-label mortgage-backed securities has significantly declined since the second half of 2007 (in particular in the second and third quarters of 2008). We believe this primarily resulted from a number of transactions entered into by companies in financial distress and a sharp decrease in overall transaction volume in the mortgage-backed securities markets, which reflects a lack of an orderly market. Because of these market conditions, we consider that the intrinsic value of certain of our mortgage-backed securities is not represented by the current market value, which we have determined using dealer quotes.

Mortgage Loans Held for Portfolio

The Seattle Bank has never experienced a credit loss and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the MPP, we previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $5.2 billion and $5.6 billion as of September 30, 2008 and December 31, 2007, which was comprised of $213.2 million and $236.5 million in government-insured mortgage loans and $5.0 billion and $5.4 billion in conventional mortgage loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and, prior to April 25, 2008, supplemental mortgage insurance. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

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

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except as discussed below relating to LBSF, as a result of these risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

Our credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum credit risk, taking into consideration master netting agreements, but before considering collateral, was $69.1 million and $165.5 million as of September 30, 2008 and December 31, 2007. In determining maximum credit risk, we consider accrued interest receivable and payable and the legal right to offset assets and liabilities by counterparty. Our net exposure after considering collateral was $128.0 million as of December 31, 2007. As of September 30, 2008, we held no counterparty collateral. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2008 and December 31, 2007.

	As of September 30, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$7,377,672	$	$		$
AA	15,027,756	35,671			35,671
AA–	8,511,002	29,136			29,136
A+	739,200
A	2,338,814	4,261			4,261

Total	$33,994,444	$69,068	$		$69,068

	As of December 31, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$6,997,759	$54,774		$22,826	$31,948
AA	12,591,793	64,955		3,269	61,686
AA–	4,782,550	14,769		3	14,766
A+	4,906,300	30,979		11,350	19,629
A	75,000

Total	$29,353,402	$165,477		$37,448	$128,029

LBSF was a counterparty to the Seattle Bank on multiple interest-rate swap transactions with a total notional amount of $3.5 billion which were governed and documented by our Master Agreement with LBSF. Lehman, the parent company of LBSF, was a credit support provider for these obligations. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code, which is an event of default under the Master Agreement. On September 17, 2008, the Seattle Bank sent LBSF a notice identifying the occurrence of an event of default and designating September 18, 2008 as the early termination date with respect to all outstanding swap transactions. On September 26, 2008, the Seattle Bank sent a final settlement notice to LBSF pursuant to the Master Agreement netting LBSF’s obligations under the Master Agreement against the LBSF collateral posted by LBSF. The net impact on our results of operations as a result of these transactions was $4.2 million loss. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Financial Condition––Derivative Assets and Liabilities” for additional information related to Lehman and LBSF.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality and also have collateral agreements in place with each counterparty. As of September 30, 2008 and December 31, 2007, 14 and 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of September 30, 2008 and December 31, 2007, 91.0% and 83.0% of the total notional amount of our outstanding interest-rate exchange agreements was with 12 counterparties rated “AA–” or higher. As of September 30, 2008 and December 31, 2007, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as S&P or Moody’s.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Seattle Bank maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the Seattle Bank’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008, the end of the period covered by this report. Based on this evaluation, our management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, due to a material weakness in our methodology for evaluating other-than-temporary impairment, which could have led to a material misstatement of net income (loss). A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Seattle Bank’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2008, our management concluded that we did not maintain effective controls over the determination of other-than-temporary impairment for certain held-to-maturity securities, specifically the methodology for evaluating other-than-temporary impairment given the change in the risk profile of these securities. Not withstanding this material weakness, we believe our unaudited financial statements included in this quarterly report on Form 10-Q fair present in all material respects our financial position, results of operations and cash flows, for the periods presented in accordance with generally accepted accounting principles.

To address the material weakness described above, we performed additional analysis of other-than-temporary impairment to ensure that the interim financial statements were prepared in accordance with generally accepted accounting principles. To remediate the above described material weakness, the Seattle Bank plans to implement a new methodology in the fourth quarter of 2008.

Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, other than that discussed above in “—Disclosure Controls and Procedures,” no such change occurred during such period.

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

Other than as disclosed in our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 and as disclosed below, there have been no material changes to the risk factors previously disclosed in our 2007 annual report on Form 10-K. See the risk factors included in this report and the other above-referenced reports for a discussion of the risks and uncertainties that may affect the Seattle Bank.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members (including the previously noted merger of Washington Mutual Bank, F.S.B. into a non-member entity) could have a negative affect on our financial condition and results of operations.

Our advance balance has been concentrated with commercial banks and thrift institutions. As of September 30, 2008, five of our members held 69.0% of the par value of our outstanding advances, with three of those members holding 59.5% of the par value of our outstanding advances (Washington Mutual Bank, F.S.B. with 34.0%, Merrill Lynch Bank USA with 13.5%, and Bank of America Oregon, N.A. with 12.0%). However, during the late third quarter and early fourth quarter of 2008, changes have occurred relating to our three largest holders of advances as of September 30, 2008.

On September 15, 2008, BofA announced that it had agreed to purchase Merrill Lynch, which transaction is expected to close by the end of 2008. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank.

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A. that assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank.

The loss of our largest member and the combination of two of our other large members has significantly changed the concentration of our advances among our members, particularly our largest borrowers. We believe that these changes may lead to significant effects on our business, some possibly negative, including lower advance balances and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.

Our access to funding depends upon demand for the FHLBank System’s debt issuances.

Our primary source of funding is the issuance of consolidated obligations by the Office of Finance on behalf of the FHLBanks. We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products may result in higher debt costs or lower amounts of debt issued at the same cost by the FHLBanks than historically would be the case. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.

Recent or proposed legislative and regulatory actions relating to government guarantees of certain debt products may adversely affect the unsecured debt issued by the FHLBank System. For example, in October 2008, the FDIC announced its temporary liquidity guarantee program, which will guarantee certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before June 30, 2009, in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Coverage from this liquidity guarantee program is currently limited through June 30, 2012, even if the debt maturity exceeds that date.

Our borrowing costs and access to funds also could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. Further, related or similar actions could contribute to more pressure on the cost of our consolidated obligations and our ability to issue our debt. For example, in response to investor and financial concerns, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac in conservatorship and the U.S. Treasury put in place a set of financing agreements to ensure that those GSEs continue to meet their obligations to holders of bonds that they have issued or guaranteed. Although those actions resulted in somewhat decreased spreads on U.S. agency debt, including, at least initially, FHLBank System debt, relative to U.S. Treasury securities, investor concerns about U.S. agency debt may ultimately result in higher borrowing costs, which could negatively impact our business.

We could be negatively affected, directly or through our members, by global, national, and local business and economic conditions, as well other events that are outside of our control.

Global, national, and local business and economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business or our members’ businesses than expected. Conditions affecting interest rates, money supply, inflation, and debt and capital markets, including those stemming from policies of governmental entities such as the U.S. Treasury and Federal Reserve, have a significant impact on our operations. For example, we have discussed throughout this report, the impact and potential impact of the recent credit market crisis since August 2007, and more particularly since the second quarter of 2008.

Changes in these conditions could adversely affect our ability to increase or maintain the quality of our interest-earning assets and increase the costs of our interest-bearing liabilities. For example, the continued economic downturn and declining property values could continue to cause higher delinquency and default rates on mortgage loans, as well as further negatively affect the financial condition of some of our members and the value of our investments, which could adversely impact our business, including advance levels and interest income. Furthermore, natural disasters, acts of terrorism, and other events outside of our control, especially if they occur in our region, could negatively affect us, by damaging our members’ businesses, our real property, the collateral for our advances and mortgage loans, and in other ways. For example, should there be a natural disaster or other event, such as the terrorist attacks of September 11, 2001, that limits or prevents the FHLBank System from accessing the public debt markets for a period of time, our business would be significantly affected, including our ability to provide advances to our members.

A continued decline in the U.S. housing market could negatively impact demand for our advances, which could result in declines in net income.

Because of the recent decline in the housing markets, our members may reduce their asset balances or their need for our advances may decrease, which may be due to, among other things, decreased mortgage lending, increased levels of capital needed to support delinquent or defaulting mortgage loans that are currently held as collateral, or volatility in the credit markets in general. Further, because demand for our advances is driven in part by our members’ ability to provide adequate collateral for our advances, some provided in the form of mortgage loans, which have been negatively impacted by the deteriorating U.S. housing market, members my be restricted in their ability to take out our advances. Reductions in advance volumes would likely unfavorably reduce our advance interest income and net interest income.

The continued volatility and uncertainty in the U.S. credit markets could continue to adversely impact the market value of our assets and liabilities, particularly our investments in mortgage-backed securities and, as well as result in financial management decisions that could negatively impact our future net income.

The market value of our mortgage-based assets has significantly declined since the second half of 2007, contributing to an unrealized market value to book value of equity of 53.4% as of September 30, 2008. Although we believe the credit quality of our mortgage-backed securities to be generally good, we recognized a $49.8 million other-than-temporary impairment loss in our Statements of Income for the three and nine months ended September 30, 2008 related to three of our held-to-maturity securities and net income could further decline if additional impairment were to occur and we were to reflect such write-downs through our earnings.

For additional information, see Note 2 in “Part I. Item 1. Financial Information—Condensed Notes to Financial Statements,” “Item I. Part 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies,” and “Item I. Part 3. Quantitative and Qualitative Disclosures about Market Risk” in this report.

Exposure to credit risk could have a negative impact on our financial condition and results of operations.

We are subject to credit risk from our advances to members, secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, or other events (such as those that have occurred since the summer of 2007, particularly since the second quarter of 2008) may lead to member or counterparty defaults or losses on our advances, investments, mortgage loans held for portfolio, or derivative and hedging instruments that could adversely affect our business, including our financial condition and results of operations. For example, in September 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code, which led to our recognizing a net $4.2 million loss in September 2008. In partial response to these events and in order to limit our counterparty credit risk exposure, in September 2008, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments. As a result, we anticipate a reduction in our investment interest income.

In addition, although we recognized $49.8 million in other-than-temporary impairments on three of our held-to-maturity securities, should market conditions, collateral credit quality, performance of mortgage-backed investments continue to deteriorate, we could incur additional material other-than-temporary impairments, which could significantly impact our net income, retained earnings, dividend payments and total shareholders’ equity. Further, a significant impairment could cause the Seattle Bank to become out of compliance with our regulatory capital requirements, resulting in, among other things, restriction of dividends or other actions being imposed on the Seattle Bank.

Also, the recent disruptions in the global markets, including the U.S. credit markets, has significantly increased the volatility of our mortgage-based assets basis risk. Because we have elected not to hedge this risk, further widening of this credit spread could negatively impact our market value of equity and increase our unrealized market value loss even further.

The Seattle Bank and the other FHLBanks are governed by laws and regulations relating to the FHLBank System, changes to which could negatively impact our business.

The FHLBanks are GSEs supervised and regulated by the Finance Agency and subject to rules and regulations promulgated by the Finance Agency. From time to time, particularly over the last year due to the financial crisis, Congress and regulators have passed or amended legislation, including the FHLBank Act, that has significantly affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations.

For example, in July 2008, the U.S. House of Representatives and the U.S. Senate passed and the President of the United States signed into law the Housing Act, a housing relief package that, among other things, created a new single regulator for Fannie Mae, Freddie Mac, and the FHLBanks, and addressed other GSE reform issues that have been considered over recent years. The Housing Act, among other things, enables the U.S. Treasury to temporarily increase purchases of debt of Fannie Mae, Freddie Mac, and the FHLBanks and authorized purchases of equity of Fannie Mae and Freddie Mac, as well as requires the new regulator to consult with the Federal Reserve on a variety of issues related to safety and soundness.

On October 3, 2008, the Stabilization Act was signed into law by the President of the United States. Under that law, the U.S. Treasury could, among other things, purchase up to $700 billion in troubled mortgages and other assets through a Troubled Asset Relief Program or TARP. The $700 billion is available in phases. The first $250 billion will be used by the Secretary of the Treasury for cash infusions into U.S. banking entities, as a mechanism to improve capital levels and encourage interbank lending. The next $100 billion will be available if the President issues a certification of need. The final $350 billion would come if the President sends a written report to Congress seeking the issuance of those funds; however, Congress could reject the additional funding. The U.S. Treasury's authority to purchase troubled assets would initially expire on Dec. 31, 2009, but could be extended.

The above-referenced and any other new or amended legislation enacted by Congress or new regulatory requirements adopted by the Finance Agency or other regulator, as well as failure of anticipated changes or interpretations to take effect, could have a negative impact on our business, including the cost, size, profitability, and scope of our operations.

Limitations on the payment of dividends on our capital stock and restrictions on our Class B stock repurchases, together with other capital management requirements, have limited, and may continue to limit, member demand for advances and may limit our ability to attract new members.

In May 2005, in connection with the Finance Board’s acceptance of our business plan, our Board adopted policies suspending indefinitely the declaration or payment of any dividends and the repurchase of any Class B stock, subject to certain exceptions. In December 2006, the Director of the Office of Supervision granted us a waiver of certain restrictions on our ability to pay dividends on our capital stock, and our Board adopted a new policy that, among other things, limited our payment of quarterly dividends to no greater than 50% of our year-to-date net income. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. Prior to the receipt of the waivers described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Director of the Office of Supervision. These dividend limitations will remain in effect until we receive written approval from the Director of the Office of Supervision allowing us to modify or remove the limitations and our Board takes related action.

Our members must comply with our activity-based stock purchase requirements. Consequently, new members are required to purchase our capital stock to obtain advances, and existing members may be required to purchase additional stock to increase their advance borrowings. Although our Capital Plan was amended in December 2006 to allow, pursuant to Board action, for: (i) access to an excess stock pool, which could be used to support certain additional advances without requiring a member to purchase additional stock, and (ii) the creation of Class A stock, which may be used to satisfy (to the extent available to members) a member’s activity-based stock purchase requirement and may be redeemed upon six months’ notice, the Seattle Bank is still restricted from repurchasing Class B stock without obtaining a waiver from the Director of the Office of Supervision, which may negatively impact advance volume.

Further, although both the excess stock pool and the availability of Class A stock to capitalize additional advances were instrumental in the Seattle Bank’s increased advance levels in 2007, effective December 31, 2007, the Seattle Bank suspended use of the excess stock pool, with the existence of the pool expiring altogether on October 1, 2008. The Seattle Bank did not make a request to reinstate the excess stock pool and the expiration of the pool may adversely affect future advance volume.

Although as noted above, the Director of the Office of Supervision increased the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, we were not given permission to begin repurchasing excess Class B stock at that time. As circumstances warrant, we will resubmit our requests to remove the remaining restriction on our dividend payments and to allow the repurchase of excess Class B stock. We cannot predict with certainty whether the limitations on the payment of dividends or the restrictions on the repurchase of Class B stock will be rescinded, and if rescinded, on what terms they will be rescinded, or if not rescinded, how these limitations will continue to affect demand for advances or new membership.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” in our 2007 annual report on Form 10-K for additional information on the Seattle Bank’s dividend and stock repurchase restrictions and Capital Plan amendments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under the FHLBank Act, no matters are submitted to stockholders for a vote except the election of the Seattle Bank’s directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance” of our 2007 annual report on Form 10-K for a discussion of the election process.

On November 18, 2008, the Seattle Bank announced that Gordon Zimmerman, president and a director of Community Bank Inc. of Ronan, Montana, ran unopposed and was elected to the Seattle Bank’s Board of Directors for a three-year term commencing January 1, 2009. Mr. Zimmerman currently serves on the Board, and his current term expires on December 31, 2008.

Further, William V. Humphreys, president and chief executive officer of Citizen’s Bank in Corvallis, Oregon, was duly re-elected to serve a four-year term on the Board beginning January 1, 2009. Mr. Humphreys currently serves on the Board, and his current term expires on December 31, 2008. Mr. Humphreys received 335,845 votes for election and 117,910 votes against election. Mr. Humphreys ran against David Merrill, chief financial officer of Wauna Federal Credit Union of Clatskanie, Oregon, who received 117,910 votes for election and 335,845 votes against election.

Further, Donald V. Rhodes, chairman of Heritage Financial Corporation of Olympia, Washington, was duly re-elected to serve a four-year term on the Board beginning January 1, 2009, and Harold B. Gilkey, chairman and chief executive officer of Sterling Financial Corporation, vice chairman of Sterling Savings Bank of Spokane, Washington, and chairman of Golf Savings of Seattle, Washington, was duly re-elected to serve a three-year term on the Board beginning January 1, 2009. Mr. Rhodes and Mr. Gilkey currently serve on the Board, and their current terms expire on December 31, 2008. Washington state currently is allocated two director positions and each Washington-based voting institution could cast their votes twice, although some institutions elected to cast their votes once. The following “votes against election” figures assume each voting institution cast their votes twice. Mr. Rhodes received 1,084,903 votes for election and 405,011 votes against election. Mr. Gilkey received 912,072 votes for election and 577,842 votes against election. Mr. Rhodes and Mr. Gilkey ran against Gerald O. Hatler, president and chief executive officer of EvergreenBank of Seattle, Washington, who received 513,964 votes for election and 975,950 votes against election, and Dennis A. Long, chief executive officer of the Bank of the Pacific of Aberdeen, who received 465,128 votes for election and 1,024,786 votes against election.

This directors’ election took place in accordance with the rules governing the election of FHLBank directors specified in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), the Housing and Economic Recovery Act of 2008, and the related regulations of the Finance Agency, and because Mr. Zimmerman ran unopposed for his respective board position, no vote was required. Pursuant to the Bank Act and Finance Board regulations, the majority of the Seattle Bank’s directors are elected by and from the Seattle Bank’s membership. The remaining directors are required to be appointed by the Finance Agency.

The terms of the Seattle Bank’s other directors, Les AuCoin, Craig E. Dahl, Mike C. Daly, Marianne M. Emerson, Daniel R. Fauske, Frederick C. Kiga, Russell J. Lau, James G. Livingston, William A. Longbrake, Michael W. McGowan, Cynthia A. Parker, Park Price, Jack T. Riggs, MD, and David F. Wilson, remain unaffected by this directors’ election.

ITEM 5.	OTHER INFORMATION

The Housing Act includes provisions that modify the governance requirements, including eligibility, compensation and elections, for FHLBank boards of directors. As a result of an order issued on September 8, 2008 by the Finance Agency designating the size and composition of FHLBank boards, the size of the Seattle Bank’s board of directors will be reduced from eighteen to seventeen and the number of independent directors will decrease from eight to seven, including three public interest directors. Further, public interest directors will no longer be appointed by the Finance Agency. Rather, these directors will be elected on a district-wide basis, with the nominee receiving the most votes being declared the winner, assuming the nominee receives at least 20% of the number of votes eligible to be cast. If a winning nominee receives less than 20% of eligible votes, a new election will be conducted. The Seattle Bank is in the process of implementing the necessary changes for director terms beginning January 1, 2009.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
10.1	Form of U.S. Department of the Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 10, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	November 19, 2008
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	November 19, 2008
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer

EXHIBITS

Exhibit No.	Exhibits
10.1	Form of U.S. Department of the Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 10, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.