Form 10-Q/A
period 2008-09-30
Federal Home Loan Bank of Seattle
filed 2008-11-25
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 1

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

This Amendment No. 1 (the Amendment) is being filed solely to amend Items 1 and 2 of Part I of the Federal Home Loan Bank of Seattle’s (the Seattle Bank) Quarterly Report on Form 10-Q for the period ended September 30, 2008, originally filed on November 19, 2008 (the Original Filing). This Amendment hereby corrects typographical errors of numbers as follows: (1) adding brackets to $25,528 on the line item “(Loss) Income Before Assessments” on the Statement of Income for the three months ended September 30, 2008; (2) changing “Net Income” from $41,827 to $41,824 in the “Total Capital” column on the Statement of Capital for the nine months ended September 30, 2008; (3) changing date from September 20, 2008 to September 30, 2008 regarding the balance of our fully outstanding receivable balance with Lehman Brother Special Financing within Note 11 of our Condensed Notes to Financial Statements; and (4) changing the amount attributable to changes in interest rates on the line item “Investments” from ($117,171) to ($117, 771) for the three months ended September 30, 2008 and the amount of “Change in net interest income” attributable to changes in volume from $13,198 to $12,198 for the nine months ended September 30, 2008 on the “Changes in Rate and Volume” table in Results of Operations for the three and nine months ended September 30, 2008 and 2007 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For convenience, the Seattle Bank has submitted the entire Quarterly Report on Form 10-Q for the period ended September 30, 2008 reflecting the above noted changes. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or updated any related disclosures.

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

Federal Home Loan Bank of Seattle

Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands)
Interest Income
Advances	$271,851	$475,534	$982,384	$1,183,092
Prepayment fees on advances, net	21	31	21,958	2,198
Securities purchased under agreements to resell	8,357	337	8,730	13,236
Federal funds sold	58,473	84,615	186,168	290,087
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $0 and $24,580 for the three months ended September 30, 2008 and 2007; $23,078 and $85,137 for the nine months ended September 30, 2008 and 2007)	118,136	148,812	357,200	480,338
Available-for-sale securities	1		1
Mortgage loans held for portfolio	66,070	73,708	205,341	228,481
Loans to other FHLBanks	21	1	37	14

Total interest income	522,930	783,038	1,761,819	2,197,446

Interest Expense
Consolidated obligations - discount notes	150,617	65,564	414,881	172,744
Consolidated obligations - bonds	320,545	659,281	1,165,367	1,879,292
Deposits	5,264	12,403	19,598	34,884
Securities sold under agreements to repurchase	2,919	4	2,924	12
Mandatorily redeemable capital stock and other borrowings	391	159	1,013	417

Total interest expense	479,736	737,411	1,603,783	2,087,349

Net Interest Income	43,194	45,627	158,036	110,097
Other Income (Loss)
Service fees	453	419	1,344	1,233
Net realized gain (loss) from sale of held-to-maturity securities		(2,062)	1,374	(5,705)
Realized loss on held-to-maturity securities	(49,830)		(49,830)
Net gain (loss) on derivatives and hedging activities	5,557	3,057	17,605	(1,636)
Net realized (loss) gain on early extinguishment of consolidated obligations	(2,541)	3	(25,213)	175
Other income (loss), net	19	(22)	(89)	(140)

Total other (loss) income	(46,342)	1,395	(54,809)	(6,073)

Other Expense
Operating:
Compensation and benefits	6,240	5,173	18,832	16,466
Other operating	4,478	4,308	13,564	13,526
Federal Housing Finance Board/Federal Housing Finance Agency	502	444	1,507	1,335
Office of Finance	575	300	1,462	1,061
Provision for credit loss on receivable	10,430		10,430
Other	155	212	393	746

Total other expense	22,380	10,437	46,188	33,134

(Loss) Income Before Assessments	(25,528)	36,585	57,039	70,890
Assessments
AHP	(2,044)	2,999	4,759	5,824
REFCORP	(4,697)	6,717	10,456	13,013

Total assessments	(6,741)	9,716	15,215	18,837

Net (Loss) Income	$(18,787)	$26,869	$41,824	$52,053

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Nine Months Ended September 30, 2008 and 2007
	Class A Capital Stock*			Class B Capital Stock*		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Par Value			Total Capital
(in thousands)
Balance as of December 31, 2006		$		21,410	$2,140,997	$92,397	$(2,090)	$2,231,304
Proceeds from sale of capital stock	2,815		281,502	125	12,538			294,040
Repurchases of capital stock	(1)		(128)					(128)
Net shares reclassified to mandatorily redeemable capital stock				(131)	(13,123)			(13,123)
Comprehensive income:
Net income						52,053		52,053

Total comprehensive income						52,053		52,053
Dividends on capital stock:
Cash						(8,677)		(8,677)

Balance as of September 30, 2007	2,814		$281,374	21,404	$2,140,412	$135,773	$(2,090)	$2,555,469

Balance as of December 31, 2007	2,874		$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	5,678		567,754	4,021	402,086			969,840
Repurchases of capital stock	(4,589)		(458,947)					(458,947)
Net shares reclassified to mandatorily redeemable capital stock				(632)	(63,272)			(63,272)
Comprehensive income:
Net income						41,824		41,824
Pension and postretirement benefits							159	159

Total comprehensive income						41,824	159	41,983
Dividends on capital stock:
Cash						(28,235)		(28,235)

Balance as of September 30, 2008	3,963		$396,256	24,800	$2,479,955	$162,312	$(1,261)	$3,037,262

*	Putable.

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

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s or Standard & Poor’s (S&P), at their respective purchase dates. The “AAA”-rated securities achieve their ratings through credit enhancement, primarily over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes. The following table summarizes the par value of our private-label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement and the percentage of collateral delinquencies greater than 60 days on the applicable securities as of September 30, 2008. The weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place in the security structures that will absorb losses before our investments incur a loss.

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

The market value of our private-label mortgage-backed securities has significantly declined since the second half of 2007 (in particular in the second and third quarters of 2008). We believe this primarily resulted from a number of transactions entered into by companies in financial distress and a sharp decrease in overall transaction volume in the mortgage-backed securities markets, which reflects a lack of an orderly market. Because of these market conditions, we consider that the intrinsic value of certain of our mortgage-backed securities is not represented by the current market value, which we have determined using a third party and pricing source.

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

As of September 30, 2008, we have a fully reserved receivable of $10.4 million from LBSF recorded on our Statement of Condition.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008 v. 2007 Increase (Decrease)			2008 v. 2007 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income:
Advances	$33,959	$(237,652)	$(203,693)	$310,744	$(491,692)	$(180,948)
Investments	68,974	(117,771)	(48,797)	65,627	(297,189)	(231,562)
Mortgage loans held for portfolio	(7,712)	74	(7,638)	(24,511)	1,371	(23,140)
Other loans	21	(1)	20	34	(11)	23

Total interest income	$95,242	$(355,350)	$(260,108)	$351,894	$(787,521)	$(435,627)

Interest Expense:
Consolidated obligations	93,740	(347,423)	(253,683)	330,703	(802,491)	(471,788)
Mandatorily redeemable capital stock	58	208	266	62	581	643
Deposits	1,361	(8,500)	(7,139)	6,017	(21,303)	(15,286)
Other borrowings	2,910	(29)	2,881	2,914	(49)	2,865

Total interest expense	$98,069	$(355,744)	$(257,675)	$339,696	$(823,262)	$(483,566)

Change in net interest income	$(2,827)	$394	$(2,433)	$12,198	$35,741	$47,939

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

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

The following table presents the components of our other (loss) income for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2008	2007	Percent Increase/ (Decrease)	2008	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$453	$419	8.1%	$1,344	$1,233	9.0%
Net realized (loss) gain from sale of held-to-maturity securities		(2,062)	(100.0)%	1,374	(5,705)	124.1%
Realized loss on held-to-maturity securities	(49,830)		N/A	(49,830)		N/A
Net gain (loss) on derivatives and hedging activities	5,557	3,057	81.8%	17,605	(1,636)	1,176.1%
Net realized (loss) gain on early extinguishment of consolidated obligations	(2,541)	3	N/A	(25,213)	175	N/A
Other (loss) income, net	19	(22)	186.4%	(89)	(140)	36.4%

Total other (loss) income, net	$(46,342)	$1,395	(3,422.0)%	$(54,809)	$(6,073)	(802.5)%

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

The following table presents our long-term investments by type and credit rating as of September 30, 2008.

	As of September 30, 2008
Long-Term Rating	AAA or Government Agency		AA	A		Below A		Unrated		Total
(in thousands)
Commercial paper	$		$32,984	$		$		$		$32,984
Other U.S. agency obligations		928,857							13,991	942,848
State or local housing investments		380	5,320							5,700
Mortgage-backed securities		7,508,251	16,499		87,642		61,027			7,673,419

Total long-term investment securities		$8,437,488	$54,803		$87,642		$61,027		$13,991	$8,654,951

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

In addition, although as of September 30, 2008 we recognized $49.8 million in other-than-temporary impairments on three of our held-to-maturity securities, should market conditions, collateral credit quality, or performance of mortgage-backed investments continue to deteriorate, we could incur additional material other-than-temporary impairments, which could significantly impact our net income, retained earnings, dividend payments and total shareholders’ equity. Further, a significant impairment could cause the Seattle Bank to become out of compliance with our regulatory capital requirements, resulting in, among other things, restriction of dividends or other actions being imposed on the Seattle Bank.

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

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	November 24, 2008
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	November 24, 2008
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer

EXHIBITS

Exhibit No.	Exhibits
10.1	Form of U.S. Department of the Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 10, 2008).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.