Form 10-K
period 2008-12-31
Federal Home Loan Bank of Seattle
filed 2009-03-30
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2008, the aggregate par value of the shares of capital stock of the registrant was $2,548,691,000. As of February 28, 2009, Seattle Bank had outstanding 1,572,958 shares of its Class A stock and 26,303,298 shares of its Class B stock.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-K for the Fiscal Year Ended December 31, 2008

i

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•

adverse changes in the market prices or credit quality of our private-label mortgage-backed securities that could cause us to record additional other-than-temporary impairment charges and possibly increase our accumulated deficit;

•	our members’ willingness to do business with us despite our inability, as a result of our risk-based capital deficiency, to redeem or repurchase capital stock or pay dividends;

•

adverse changes in investor demand for consolidated obligations or increased competition from the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities, including entities issuing debt under the FDIC Temporary Liquidity Guarantee Program (TLGP);

•	changes in accounting rules or in the interpretation of existing accounting rules, particularly fair value measurement and evaluation of securities for other-than-temporary impairment;

•

changes in bankruptcy laws or other regulation that could result in modification of the terms or principal balances of mortgage loans that we own or that are collateral underlying our mortgage-backed securities;

•

legislative or regulatory changes or actions initiated by the U.S. Congress, including the American Recovery and Reinvestment Act of 2009 (Stimulus Package), Housing and Economic Recovery Act of 2008 (Housing Act) and the Emergency Economic Stabilization Act of 2008 (Stabilization Act), or other regulatory changes by any other body, that could cause us to modify our current structure, policies, or business operations;

•

actions taken by the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), to stabilize the capital and credit markets;

•	withdrawal of one or more large members, or consolidation among our members, including the effects of the loss of our largest member, Washington Mutual Bank, F.S.B., in October 2008;

•	significant increases or decreases in business from or change in business of our members, including unexpected demand for liquidity from our large members;

•	significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-related assets relative to other financial instruments;

•	adverse changes in the market prices or credit quality of our financial instruments or our failure to effectively hedge these instruments;

•	changes in global, national, and local economic conditions;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks, the Federal Housing Finance Agency (Finance Agency), and the Office of Finance (collectively the FHLBank System);

•	failure to satisfy hedge accounting criteria under the accounting principles generally accepted in the United States (U.S. GAAP) in hedging our interest-rate risk;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations; and

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

Overview

The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We make loans, which we call advances, provide letters of credit, accept deposits, and provide securities safekeeping and other services. Historically, we also purchased mortgage loans from participating members through the Mortgage Purchase Program (MPP). During the first quarter of 2005, we decided to exit the MPP.

We conduct most of our business with or through our members and do not conduct our business directly with the general public. We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. We fund these grants and loans through the Affordable Housing Program (AHP), the Community Investment Program (CIP), and a number of other programs.

For the year ended December 31, 2008, we reported a net loss of $199.4 million, and as of December 31, 2008, we had total assets of $58.4 billion, total deposits of $582.3 million, and an accumulated deficit of $78.9 million.

The Seattle Bank is one of 12 FHLBanks that, along with the Finance Agency (prior to July 30, 2008, the Federal Housing Finance Board [Finance Board]) and the Office of Finance, comprise the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of housing funds to expand home ownership throughout the nation. The 12 FHLBanks are GSEs of the United States of America. Each FHLBank is a separate entity with its own board of directors, management, and employees. The 12 FHLBanks are located throughout the United States, with each FHLBank responsible for a particular district. The Seattle Bank is responsible for the Twelfth District, which includes the states of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands.

The primary sources of funding for all of the FHLBanks consist of consolidated obligation bonds and discount notes, which are referred to collectively as consolidated obligations. The Office of Finance, a joint office of the FHLBanks created by the Finance Board, acts as an authorized agent of the FHLBanks, facilitating and executing the issuance of consolidated obligations on behalf of the FHLBanks. The U.S. government does not guarantee, directly or indirectly, the consolidated obligations or other obligations of any of the FHLBanks. Consolidated obligations are the joint and several obligations of the 12 FHLBanks. As of December 31, 2008, the aggregate par value of consolidated obligations outstanding for the FHLBank System was $1.3 trillion; however, individual banks are primarily liable for an allocated portion of the consolidated obligations in which they participate. As of December 31, 2008, the Seattle Bank was the primary obligor for $54.0 billion par value of consolidated obligations.

Changes in market interest rates during the years ended December 31, 2008, 2007, and 2006, liquidity concerns in the global credit markets, and the considerable decline in activity in the primary and secondary mortgage-backed securities markets since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our mortgage-backed securities. As of December 31, 2008, 2007, and 2006, we disclosed net unrealized market value losses of $2.1 billion, $460.1 million, and $245.0 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was estimated at 22.9%, 82.2%, and 89.0% as of December 31, 2008, 2007, and 2006. As of February 28, 2009, our unrealized market value loss was $1.8 billion and the ratio of the market value of our equity to the book value of our equity was 33.0%. For additional information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Membership and Market

The Seattle Bank is a cooperative that is owned by member financial institutions located within our district. All federally insured depository institutions, community development financial institutions, and insurance companies engaged in residential housing finance located in the Seattle Bank’s district are eligible to apply for membership. Eligible institutions must purchase capital stock in the Seattle Bank as a condition of membership. Members generally are assigned a credit line at the time they join, based on our evaluation of their financial condition, and are eligible to receive dividends, when and if payable, on their capital stock investment. Members are subject to activity-based capital stock requirements, which may require them to purchase additional stock if the amount of business they do with us increases. All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period after a member is acquired by a non-member.

As of December 31, 2008, the Seattle Bank had 381 members, which represented approximately 40.3% of the financial institutions in our district eligible for membership. We also had 11 non-member shareholders holding capital stock as a result of 13 mergers and acquisitions that are awaiting redemption of their stock by us. Additionally, we had six approved housing associates (see “—Advances to Housing Associates” below) that were not required to purchase our stock to use our services within the parameters of our regulations and policies. As of December 31, 2008, 12 of our members had requested withdrawal from membership.

Seattle Bank membership increased in 2008, with 20 financial institutions joining the bank, offsetting the 10 members lost to mergers with or acquisitions by other entities. Commercial banks and thrifts comprised 76% and credit unions 23% of our membership.

The following tables show the capital stock holdings and the geographic locations of our shareholders, by type, as of December 31, 2008.

Type of Institution	Number of Institutions	Total Value of Capital Stock Held*
(in thousands, except institution count)
Commercial banks	262	$2,162,392
Thrifts	36	439,491
Credit unions	91	154,524
Insurance companies	5	9,609

Total	394	$2,766,016

*	Includes $917.9 million in mandatorily redeemable capital stock. See Note 14 “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total
Alaska	5	1	5		11
American Samoa	1				1
Colorado*	1				1
Guam	2	1	2		5
Hawaii	6	2	6		14
Idaho	15	3	2	1	21
Minnesota*	1				1
Montana	56	2	7		65
Ohio*	2				2
Oregon	33	3	20	1	57
South Dakota*	3				3
Utah	35	3	14	1	53
Washington	72	18	31	2	123
Wyoming	30	3	4		37

Total	262	36	91	5	394

*	Out-of-district non-member shareholder holding capital stock as a result of a merger or acquisition, pending redemption.

The Seattle Bank’s market area is the same as its membership district. Institutions that are members of the Seattle Bank must have their principal places of business within this market area but may also operate elsewhere. In addition, some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or different FHLBank.

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

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the dividends that we have paid to members;

•	the services and educational programs provided to members and

•	the access we previously provided as a competitively priced secondary mortgage market alternative.

To provide value to our members, we leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations. We have used a majority of the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved non-member borrowers (i.e., housing associates, as discussed further below) and historically to purchase mortgage loans under the MPP. We have also used the proceeds from consolidated obligations on which we are the primary obligor to purchase investments, with the goal of achieving market-rate returns on those investments. Interest income from our advances, investments, and mortgage loans, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and dividends to our members.

Our Business

Products and Services

Advances

We make advances to our members and housing associates at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower’s special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and embedded options such as call or put options. Borrowers pledge mortgage loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure these advances. With the exception of overnight and other very short-term advances, we generally do not make advances of less than $100,000.

As of December 31, 2008, we had 247 member borrowers with par value of outstanding advances totaling $23.6 billion, and seven non-member borrowers with outstanding advances totaling $12.7 billion. With the exception of $6.2 million in advances to housing associates, the non-member advances were assumed by a non-member financial institution in conjunction with the merger with or acquisition of a member.

Advances to Members

Advances generally support our members’ mortgage lending activities. In addition, advances made to member community financial institutions may be used for the purpose of providing loans to small businesses, small farms, and small agribusinesses. The Housing Act added secured loans for community development activities as a permitted lending purpose, and as eligible collateral, for advances to community financial institutions. Community financial institutions are financial institutions that, as of the date of the transaction at issue, had average assets over the last three years of no more than $1.0 billion.

Advances help our members manage their assets and liabilities and serve as a funding source for a variety of member uses. By providing a low-cost source of liquidity, advances reduce our members’ need to hold low-yielding liquid assets financed with longer-term, more expensive debt, and provide long-term financing to support our members’ balance sheet management strategies. In addition, advances help fund mortgage loans that members may be unable or unwilling to sell in the secondary mortgage market. Advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member’s interest-rate risk associated with holding mortgage loans. Accordingly, advances play an important role in supporting housing markets, including those focused on low-and moderate-income households. Advances also provide competitively priced wholesale funding to smaller community lenders that typically do not have access to many of the funding alternatives available to larger financial organizations, such as repurchase agreements, commercial paper, and brokered deposits.

Advances to Housing Associates

Under the FHLBank Act, we are permitted to make advances to non-members that are approved under Title II of the National Housing Act, which we also refer to as housing associates. A housing associate must be a government agency or be chartered under federal or state law with rights and powers similar to those of a corporation, be subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to them as apply to members, these housing associates are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. The financial condition of a housing associate must be such that, in our sole opinion, we can safely make advances to the approved non-member borrower.

Types of Advances

The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain options that are affected by market interest rates or that alter the cash flows. All of our advances, except for returnable advances and very short-term advances, are subject to prepayment fees for payment of principal prior to maturity. We generally determine the amount of fees charged for prepayments using the interest rate, the amount, the remaining time to maturity of the prepaid advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower’s decision to prepay an advance.

The following table summarizes our various advance product offerings as of December 31, 2008.

Advances Offered	Available Terms to Maturity	Repayment Terms	Interest Rate Resets

Variable Interest-Rate Advances
Cash management advances (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Renews automatically unless repaid by the borrower	Based on overnight federal funds rate or our one-day discount note rate and reset daily

Adjustable interest-rate advances	One to five years	Principal is due at maturity	Resets based on a spread to a specified interest-rate index, e.g., London Interbank Offered Rate (LIBOR) or prime

Fixed Interest-Rate Advances
Fixed interest-rate advances	Short-term (seven days to one year) or long-term (one year to 30 years)	Principal is due at maturity	No reset

Amortizing advances	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis	No reset

Structured Advances
Putable advances	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Includes an option for the Seattle Bank to terminate the advance on specific dates throughout the term after a lock-out period

Knockout advances (type of putable advance)	One to 10 years	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Advance is automatically cancelled by the Seattle Bank in the event that LIBOR exceeds a pre-determined interest rate on set future dates

Capped floater advances	Two to 10 years	Principal is due at maturity	Reset based on a spread to LIBOR and capped at a pre-determined interest rate

Floored floater advances	Two to 10 years	Principal is due at maturity	Based on a spread to LIBOR. Should LIBOR decline below a pre-determined interest rate, the advance interest rate will be reduced to an interest rate that reflects LIBOR less the difference between the pre-determined interest rate and LIBOR

Floating-to-fixed convertible advances	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Initially based on a spread to LIBOR. Converts to a fixed interest-rate advance on a pre-determined date. Includes an option for the Seattle Bank to terminate the advance on specific dates throughout the term after a lock-out period

Returnable advances	Two to 10 years	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	No reset. Includes option for borrower to prepay without penalty the advance on specific dates throughout the term after a lock-out period.

The types and par amounts of advances outstanding as of December 31, 2008 and the amount of income generated by each advance type for the year ended December 31, 2008 are described in the table below.

	As of December 31, 2008		For the Year Ended December 31, 2008
Advance Type	Advances Outstanding	Percent of Total Advances Outstanding	Advances Income*	Percent of Total Advances Income

(in thousands, except percentages)
Variable Interest-Rate Advances
Cash management advances	$1,116,570	3.1	$46,750	3.4
Adjustable advances	9,890,136	27.3	429,024	31.6
Fixed Interest-Rate Advances
Fixed interest-rate advances	19,683,695	54.2	632,380	46.6
Amortizing advances	768,670	2.1	35,615	2.6
Structured Advances
Putable advances	4,391,908	12.1	193,246	14.2
Capped floater advances	75,000	0.2	3,395	0.3
Floored floater advances			1,042	0.1
Floating-to-fixed convertible advances	370,000	1.0	16,492	1.2

Total	$36,295,979	100.0	$1,357,944	100.0

*	Advances income excludes hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees.

Security Interests

We are required under the FHLBank Act to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. Eligible collateral for member borrowers includes:

•	whole first mortgage loans on improved residential property or securities representing a whole interest in the mortgage loans;

•

securities issued, insured, or guaranteed by the U.S. government or any of its agencies, such as mortgage-backed securities issued or guaranteed by Government National Mortgage Association (Ginnie Mae);

•	mortgage-backed securities issued or guaranteed by Fannie Mae or Freddie Mac;

•	cash or other deposits in the Seattle Bank; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.

We also have a statutory lien on our member borrowers’ capital stock in the Seattle Bank. Members that are community financial institutions, as defined by regulation, may also pledge as collateral small business, small farm, small agribusiness, or community development activity loans.

Housing associates are subject to more stringent collateral requirements than are member borrowers. For example, for non-members that are not state housing finance agencies, collateral generally is limited to whole first mortgage loans on improved residential real estate that are insured by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development under Title II of the National Housing Act. Securities that represent a whole interest in the principal and interest payments due on a pool of FHA mortgage loans also are eligible. Collateral for housing associates is maintained in the physical possession of the Seattle Bank.

We use three basic categories of collateral control arrangements to secure our interests: blanket pledge, listing, and physical possession.

Control Category	Physical Delivery (Yes / No)	Summary Description
Blanket Pledge	Loans: No Securities: Yes	Members are not required to physically deliver loan documents to us. Instead, we monitor estimated collateral levels from regulatory financial reports filed quarterly with the member's regulator or, for types of collateral not readily ascertainable from the regulatory financial reports, from specific member-prepared schedules provided to us on a periodic basis. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Listing	Loans: No Securities: Yes	Members are required to periodically submit a listing of their pledged loan collateral and must be prepared to deliver the collateral to us if requested to do so. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Physical Possession	Loans: Yes Securities: Yes	All collateral used in determining borrowing capacity is delivered to us. Securities pledged are delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

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

Based on the security provided by the blanket lien, the financing statement, and the statutory preferences, we generally do not take control of the collateral, other than securities collateral, pledged by member borrowers under the blanket pledge or listing categories. We generally will further secure our security interests by taking physical possession (or control) of the supporting collateral if we determine the financial or other condition of a particular member borrower so warrants. In addition, we generally take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and approved non-member borrowers) to ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. Should the financial condition of a member decline or become otherwise impaired, we may change a member’s collateral arrangement with us and take possession of a member’s collateral or require that the member provide additional collateral to us. In 2008, due to deteriorating market conditions and pursuant to our advances agreements, a number of member borrowers were moved from blanket collateral to our physical possession arrangements. The physical possession collateral arrangement reduces our credit risk exposure and allows us to continue lending to members whose financial condition may have weakened.

Typically, we charge collateral management and safekeeping fees on collateral delivered to the Seattle Bank or its custodians.

Borrowing Capacity

Borrowing capacity depends on the type of collateral provided by a borrower, whether a member or a non-member. The following table shows, for each type of collateral, the borrowing capacity as a percentage of the collateral’s value. To determine the value against which we apply these specified discounts, we generally use discounted cash flows for mortgage loans and a third-party pricing source for securities for which there is an established market.

Type of Collateral	Borrowing Capacity
U.S. Treasury and other government agency* securities	67 – 97%

U.S. Treasury and other government agency* debentures and non-agency, rated mortgage-backed securities	80 – 87%

Eligible first-lien single- or multi-family mortgage loans	40 – 85%

Other eligible collateral and community financial institution collateral	50 – 75%

*	Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the United States Department of Agriculture.

On a case-by-case basis, we accept certain categories of first-lien single-family subprime mortgage loans as collateral under our subprime collateral program, the terms of which are consistent with the interagency statement on subprime mortgage loans published by the federal banking regulatory agencies on July 10, 2007. Prior to being approved for this program, members must complete a separate application process which includes a thorough assessment of their credit and collateral administration policies and procedures for subprime lending. Also, our credit department staff reviews individual subprime loans for compliance with the policies and also tests for loans with predatory characteristics and compliance with our responsible lending policy. Borrowing capacity rates for approved subprime loans vary from 50% to 75%, according to the loan’s credit characteristics. The market values of the subprime loans are determined regularly by a third-party expert in mortgage valuation, contracted by the Seattle Bank. The policy adopted by our Board to govern the subprime collateral program prohibits as eligible collateral: loans delinquent more than 60 days, second liens, loans with a debt-to-income ratio in excess of 49%, and non-owner occupied properties. Additional or replacement collateral must be provided to us should existing subprime collateral become ineligible due to, among other things, delinquency. In addition, certain state-specific concentration limits were established. As of December 31, 2008, we had no borrowers participating in the subprime collateral program.

Management of Credit Risk

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

Financial information on housing associates is generally limited to annual reports, which include fiscal year-end financial data. Housing associates that request recurring borrowing facilities are reviewed periodically. Certifications relating to their status as an eligible housing associate, use of proceeds, and eligibility of collateral are required with each advance. Housing associates must provide current financial statements and meet all eligibility tests prior to consideration of borrowing requests.

Concentration and Pricing of Advances

Our advance balances are concentrated with commercial banks and thrift institutions. As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three of these borrowers holding 56.7% of the par value of our outstanding advances. No borrower other than JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), Bank of America Oregon, N.A., and Merrill Lynch Bank USA, held more than 10% of the par value of our total advances outstanding as of December 31, 2008.

The following table identifies our top five borrowers’ advance balances and their percentage of our total par value of advances, as well as the income and percentage of our total advance income from these advances for the year ended December 31, 2008.

	As of December 31, 2008		For the Year Ended December 31, 2008
Name	Advances at Par Value	Percent of Total Advances	Advances Income	Percent of Total Advances Income
(in thousands, except percentages)
JPMorgan Chase Bank, N.A.*	$12,704,510	35.0	$365,702	28.2
Columbus, OH

Bank of America Oregon, N.A.	4,139,793	11.4	213,288	16.5
Portland, OR

Merrill Lynch Bank USA	3,750,000	10.3	103,468	8.0
Salt Lake City, UT

Washington Federal Savings Bank	2,700,000	7.4	92,423	7.1
Seattle, WA

Sterling Savings Bank	1,544,420	4.3	60,204	4.7
Spokane, WA

*	As of October 7, 2008, JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) was classified as a non-member shareholder and no longer could enter into new advances or renew existing advances with the Seattle Bank.

We are not subject to any regulatory or other restrictions on concentrations of advances with particular categories of institutions or with individual borrowers. Nevertheless, we monitor our advance activity and provide a variety of information to our Board of Directors (Board) regarding advance balances and activity trends by type of advance, customer, and other relevant measures. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

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

The differential pricing option is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The following table summarizes our advance pricing as a percent of new advance activity, excluding cash management advances.

	For the Years Ended December 31,
Advance Pricing	2008	2007	2006
(in percentages)
Differential pricing	48.6	69.2	79.5
Daily market-based pricing	48.7	19.0	10.0
Auction pricing	2.7	11.8	10.5

Total	100.0	100.0	100.0

We believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the decline of such pricing and the comparative increase in the use of daily market-priced advances in 2008 were primarily due to continued volatility in the credit markets and lack of alternative, competitively priced funding options. The flexibility of differential pricing means that interest rates on advances may be lower for some members requesting advances within specified criteria than for others in order to be competitive with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to increase our advance balance and improve our ability to generate net income and lending capacity for the benefit of all our members.

The weighted-average interest rates of advances are highly dependent upon origination date and time to maturity. The weighted-average interest rate of our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as our cost of funds (upon which our advance pricing is based). In 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 425 basis points, to 0.50%, after reducing the federal funds rate by 100 basis points in 2007, in an effort to stimulate the U.S. economy and financial markets. These interest rate reductions and increased member demand for short-term fixed interest-rate advances have contributed to significantly lower weighted-average interest rates on our advances across all terms to maturity.

The table below provides information on the type, weighted-average interest rates, and terms of advances held by our five largest borrowers and all other borrowers as of December 31, 2008.

	Top Five Borrowers					All Other Borrowers
Advance Type	Advances Outstanding		Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted- Average Remaining Term (months)	Advances Outstanding	Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted- Average Remaining Terms (months)
(in thousands, except interest rates and months)
Variable Interest-Rate Advances
Cash management advances	$					$1,116,570	0.63	11.9	5.2
Adjustable interest-rate advances		8,923,000	2.75	18.1	7.0	967,136	1.43	40.4	29.7
Fixed Interest-Rate Advances
Fixed interest-rate advances		13,436,445	2.78	12.3	6.0	6,247,250	3.47	34.4	18.9
Amortizing advances		298,528	5.64	196.2	120.7	470,142	4.32	94.8	60.8
Structured Advances
Putable advances		2,180,750	4.37	117.1	76.4	2,211,158	4.01	91.6	62.9
Capped floater advances						75,000	3.22	51.9	10.5
Floating-to-fixed convertible advances						370,000	4.60	88.0	64.4

Total par value of advances		$24,838,723	2.94	25.8	13.9	$11,457,256	3.19	48.1	30.1

Other Mission-Related Community Investment Programs

We provide direct and indirect support for programs designed to make communities better places to work and live. We assist members in meeting their Community Reinvestment Act responsibilities through a variety of specialized funding programs. Through our AHP and our other community investment programs, members have access to grants and subsidized advances and other low-cost funding to help them provide affordable rental and home ownership opportunities and take part in commercial and economic development activities that benefit low-and moderate-income neighborhoods. We also provide subsidy grants and loans to members for community and economic development. We administer and fund the programs described below.

Affordable Housing Program

Through the AHP, we offer direct subsidies and subsidized advances to member financial institutions that partner with community sponsors to stimulate affordable rental and homeownership opportunities for low- or moderate-income households, which are defined as households with an income at or below 80% of the area’s median income, adjusted for family size. AHP awards can be used to fund the acquisition, rehabilitation, or construction of affordable housing, to reduce principal or interest rates on loans, or to assist in covering down payments or closing costs. We fund this program with approximately 10% of our net income each year, a percentage of which is allocated to our homeownership set-aside program, Home$tart (see below). Notwithstanding the absence of an AHP assessment in 2008 due to our net loss, the Seattle Bank will fund applications submitted in 2009 using funds which have been recaptured or de-obligated from applications approved in previous years that could not be completed consistent with AHP requirements. Over the last 18 years, AHP’s competitive program has provided significant resources to members for affordable housing development across the Seattle Bank’s district to assist in the purchase, construction, and rehabilitation of housing for low- and moderate-income households. In the AHP competitive program, we awarded subsidies of $4.4 million in 2008, funding over 440 housing units in six states. From the inception of the AHP competitive program in 1990 through the end of 2008, we have awarded $140.0 million in subsidies to facilitate development of projects to create more than 27,365 housing units.

The Home$tart Program

The Home$tart Program is a subprogram of the AHP that, through our members, provides first-time homebuyers with down payment and closing cost assistance by matching financial contributions made by the homebuyers. We match $3 for every $1 of the homebuyer’s funds, up to $5,000. For homebuyers already receiving public housing assistance, we match $2 for every $1 of the homebuyer’s funds, up to $10,000. In 2008, $3.6 million was distributed through the Home$tart program.

Community Investment Program/Economic Development Fund

In addition to the AHP, we offer two programs, the CIP and the Economic Development Fund (EDF), through which our members can apply for advances to support affordable housing initiatives or fund economic development. These programs provide advance funding, with interest rates up to 30 basis points below our regular advance rates, for terms up to 30 years. Discounted standby letters of credit and interest-rate locks are also available for periods of up to 24 months. Our CIP/EDF advances have been used to build affordable homes, fund multi-family rental projects, construct new roads and bridges, create sewage treatment plants, and finance new small businesses. As of December 31, 2008, we had $579.6 million in advances outstanding under these programs.

Letters of Credit

The Seattle Bank issues letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are individually structured to meet member needs. As of December 31, 2008, our outstanding letters of credit totaled approximately $913.9 million.

Mortgage Loans Held for Portfolio

Many of our members originate mortgage loans. However, for a variety of reasons, including liquidity, mortgage servicing, and risk management purposes, our members generally have sold their mortgage loans into the secondary mortgage market rather than holding them in their portfolios. We designed the MPP in collaboration with certain other FHLBanks to provide participating members with: (i) an alternative to the sale of whole mortgage loans into the traditional secondary mortgage market, and (ii) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members, without the use of any intermediary, such as an intervening trust. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.

In 2005, we ceased entering into new master commitment contracts and have purchased no mortgage loans since 2006. We expect that the balance of our mortgage loans held for portfolio under the MPP will continue to decrease as the remaining mortgage loans are paid off.

Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2008, 87.0% of our outstanding mortgage loans held for portfolio had been purchased from Washington Mutual Bank, F.S.B.

Eligible Loans

Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-insured mortgage loans and conventional, one-to-four family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. The government-insured mortgage loans we purchased are insured by the FHA (FHA mortgage loans). As of December 31, 2008, our mortgage loan portfolio was composed of conventional mortgage loans with a par value totaling $4.9 billion and FHA mortgage loans with a par value totaling $205.4 million. As of December 31, 2008, the MPP portfolio consisted of 32,577 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state and geographic concentration, see “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk—Mortgage Loans Held for Portfolio.”

We do not service the mortgage loans we purchased from our participating members. Under the MPP, participating members that sold mortgage loans to us could either continue to service the mortgage loans or independently sell the servicing rights to a service provider acceptable to us.

Management of Credit Risk

Exposure to credit risk on our outstanding mortgage loans is shared between the participating members and the Seattle Bank. We manage our exposure to credit risk with the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (as applicable);

•	Lender risk account (for conventional mortgage loans) as described below; and

•

Prior to April 25, 2008, supplemental mortgage insurance (as applicable) purchased by the participating member (for conventional loans) from a third-party provider naming the Seattle Bank as the beneficiary. On April 8, 2008, Standard and Poor’s (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A,” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

No lender risk account or supplemental mortgage insurance coverage is required for FHA mortgage loans. For conventional mortgage loans, primary mortgage insurance (as applicable) covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of primary mortgage insurance coverage, and characteristics of the loan.

The lender risk account is a key feature that helps protect us against credit losses on conventional mortgage loans. This account is established to conform to federal regulation covering acquired member asset programs. These regulations stipulate that a member is responsible for all expected losses on the mortgage loans it sells to an FHLBank. Funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on the mortgage loans we purchased under a master commitment contract. The participating member’s master commitment contract relating to the MPP specifies the funding level required for the member’s lender risk account. In accordance with the applicable contract, either the purchase price for the mortgage loans purchased under a member’s master commitment contract was discounted or the amount paid monthly by the member is increased to fund the lender risk account. If the member’s lender risk account is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the lender risk account whether or not any of the purchased mortgage loans are in default.

At the time of purchase, we required each member that sold conventional mortgage loans to us to provide additional credit enhancements that, combined with the lender risk account, effectively made the purchased mortgage loan portfolio equivalent to an investment that has been highly rated by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s), Standard & Poor’s (S&P), or Fitch Ratings (Fitch). This was previously accomplished, in part, through the participating member’s purchase of supplemental mortgage insurance. We evaluated the proposed conventional mortgage loans to be purchased (either the specific portfolio or a representative sample) to determine the amount of expected losses from the mortgage loans. The amount funded into the lender risk account by the member was the greater of these expected losses or the minimum required by the supplemental mortgage insurance provider in order to provide supplemental mortgage insurance. As with some of the funding of the lender risk account, a portion of the monthly interest was set aside to fund the supplemental mortgage insurance premium. If the lender risk account and the standard supplemental mortgage insurance policy had not combined to provide sufficient loss protection to support the equivalent of an investment-grade rating, the member would have been required to purchase additional supplemental mortgage insurance coverage called SMI Plus. No participating member was required to purchase SMI Plus.

The lender risk account funds (and until April 2008, any payments made under supplemental mortgage insurance) may be used to offset any losses that may occur over the life of the mortgage loans. Generally, after five years, if the balance of the funds in the lender risk account exceeds the required lender risk account balance, the excess amount is distributed to the participating member based on a pre-determined schedule set forth in the master commitment contract that established the lender risk account requirements. Once mortgage loans purchased under a master commitment contract have been outstanding for more than 11 years, a balance is not required to be maintained in the lender risk account with respect to such mortgage loans.

As a result of the credit enhancements described above, we and our participating members share the credit risk of the mortgage loans sold to us under the MPP. The participating member assumes a first-loss obligation in the event of a mortgage borrower default equivalent to a minimum of the expected losses through its lender risk account after the exhaustion of the borrower’s equity and any primary mortgage insurance coverage, if required. In addition, prior to April 25, 2008, if the participating member’s lender risk account was insufficient to cover any losses, then the supplemental mortgage insurance coverage was used. Following April 25, 2008, after the lender risk account is exhausted, we assume the credit exposure if the severity of losses exceeds the lender risk account coverage.

Our decision to exit the MPP has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio, nor do we expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

Management of Interest-Rate and Prepayment Risk

The market value of the fixed interest-rate mortgage loans that we purchased under the MPP changes as interest rates change. Typically, when interest rates rise, the market value of a fixed interest-rate mortgage loan depreciates, and as interest rates fall, the value of a fixed interest-rate mortgage loan appreciates. However, because borrowers can prepay the loans with no penalty, mortgage loans have inherent prepayment risk. Borrowers may prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower rate or selling their homes. As a result of a borrower’s option to repay a mortgage loan at any time, the term of our investment in a mortgage loan is less predictable. We estimate the propensity of borrowers to prepay their mortgage loans using a third-party vendor prepayment model. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.

Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance a portion of the mortgage loans with fixed interest-rate consolidated obligation debt of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market value of the fixed interest-rate debt typically appreciates when rates rise, moving in the opposite direction of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the fixed interest-rate debt typically depreciates when rates fall, whereas the mortgage loans may appreciate in such an environment.

We also manage prepayment risk by financing a portion of the mortgage loans with callable debt where we have the option to call or repay the debt prior to the stated maturity date with no penalty. We generally repay or refinance the callable debt when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable debt may be extended to its maturity date when interest rates rise.

We may also enter into interest-rate exchange agreements, such as options to purchase interest-rate exchange agreements (swaptions) to further limit the interest-rate and prepayment risk inherent in mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and therefore the value of a mortgage loan depreciates. We may offset this volatility risk by issuing callable debt and purchasing swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.

We manage and measure the interest-rate and prepayment risk exposures of the mortgage loans and the associated debt and other financial obligations on an overall basis with all other assets, liabilities, and other financial obligations. We use a variety of risk measurement methods and techniques, including effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. Each of these methods provides different analytical information that we use to manage our interest-rate risks. We take rebalancing actions based on a number of factors that include these measurement methods. For further discussion, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk Management.”

Although we utilized a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, we only partially managed these risks. The mortgage loans outstanding under the MPP continue to expose us to interest-rate volatility resulting from rapid changes in the rate of prepayments.

Investments

We maintain a portfolio of short- and long-term held-to-maturity investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions and generally includes overnight and term federal funds, repurchase agreements, interest-bearing certificates of deposit, TLGP securities, and commercial paper. We also maintain a longer-term investment portfolio, which includes debentures and mortgage-backed securities that are issued by other GSEs or that carry the highest credit ratings from Moody’s or S&P at the time of purchase, securities issued by other U.S. government agencies, and securities issued by state or local housing authorities. When we refer to mortgage-backed securities in this report, we mean both collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. Collateralized mortgage obligations are mortgage-backed securities where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. Collateralized mortgage obligations may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.

The Seattle Bank does not have any specific policy covering the level of investments it may make in its members or their affiliates compared to non-members. In general, the Seattle Bank makes investment decisions as to securities of members and their affiliates in accordance with its policies applicable to all investments, which reflect the regulatory restrictions and the credit-risk management policies described below. For short-term investments only, our credit-risk management policies permit the Seattle Bank to require a higher standard of credit quality for non-members and affiliates of members than for members. For example, for short-term investments in non-members or affiliates of members, we may require higher minimum long-term credit ratings than for counterparties that are members, and require non-members or affiliates of members to hold higher amounts of tier-one capital (or equivalent capital measurement) than counterparties that are members. The Seattle

Bank believes that the difference in these criteria for short-term investments in members is justified by the fact that the Seattle Bank has a blanket security interest in certain assets of its members.

As of December 31, 2008, our short-and long-term investment portfolios totaled $16.0 billion.

The table below provides our long-term investments by type and credit rating as of December 31, 2008.

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB		Below Investment Grade		Unrated	Total

(in thousands)
U.S. agency obligations	$925,771	$		$		$		$		$13,997	$939,768
State or local housing investments	380		5,320								5,700
Mortgage-backed securities
Government-sponsored enterprise	2,002,701										2,002,701
Private-label	5,470,426		56,779		38,905		17,694		2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905		$17,694		$2,918	$13,997	$8,534,891

Prohibited Investments

Under federal regulation, we are prohibited from investing in certain types of securities, including:

•

instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Seattle Bank;

•	whole mortgages or other whole loans, other than:

¡	those acquired under the MPP,

¡	certain investments targeted to low-income persons or communities,

¡	certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second-highest credit rating from an NRSRO, at the time of purchase,

¡	mortgage-related securities or asset-backed securities backed by manufactured housing loans or home equity loans, and

¡	certain foreign housing loans authorized under section 12(b) of the FHLBank Act; and

•	non-U.S. dollar denominated securities.

Finance Agency regulations further limit our investment in mortgage-backed securities and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us not exceed 300% of our previous month-end capital on the day we purchase the securities. On March 24, 2008, the Finance Board issued a resolution increasing for two years the limit on investments in certain mortgage-backed securities from 300% to 600% of our capital. The increase, which was effective immediately, is limited to Fannie Mae and Freddie Mac securities and incremental purchases are subject to our investment portfolio management, risk management principles, and capital adequacy requirements. In addition, we are prohibited from purchasing:

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

Additional Restrictions

Money market issuers and obligors must have long-term ratings of at least “A3” by Moody’s or “A-” by S&P and maintain certain capital measurements. Member bank counterparties must have a minimum long-term credit rating of “Baa” by Moody’s or “BBB-” by S&P and meet other capital measurements.

Finance Agency regulations also prohibit an FHLBank from purchasing any FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance, either directly from the Office of Finance or indirectly through an underwriter.

Our investments in direct obligations of U.S. government-sponsored agencies or instrumentalities (other than the other FHLBanks, when we held such investments) are limited to the lower of 100% of our total capital or the issuer’s total capital.

Management of Credit Risk

We periodically review the financial condition of unsecured investment counterparties to verify that our investments and asset classifications are appropriate from our risk management perspective. For domestic banks and thrifts, this process includes monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. These institutions are also evaluated with a statistically based default probability model. A securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or be an affiliate of a Seattle Bank member with capital in excess of $100 million. The financial performance of other institutions, such as foreign banks or commercial paper counterparties, is monitored using the credit watch lists of Moody’s, S&P, and Fitch ratings services. In addition, we receive daily information on credit rating actions, watch-list status changes, and other pertinent data to ensure that changes in our investment counterparties’ financial condition are monitored on an ongoing basis. In September 2008, we shifted our short-term investment strategy from investing in higher-yielding unsecured investments to lower-yielding secured investments in order to reduce our counterparty credit risk.

Our mortgage-backed security portfolio consists of agency-guaranteed securities and senior tranches of privately issued, prime or Alt-A residential mortgage-backed securities (private-label mortgage-backed securities), on which we regularly purchase credit enhancements to further reduce our risk of loss on these securities. Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for mortgage-backed security purchases to protect against credit losses on newly purchased securities and are currently purchasing only GSE or U.S. agency mortgage-backed securities for our investment portfolio and expect to continue to do so for the foreseeable future.

We regularly monitor our held-to-maturity securities and test selected securities for other-than temporary impairments. Our evaluation process includes tracking of credit ratings and statistics such as current credit subordination, delinquency rates, loss rates, and changes in ratings of subordinate tranches. We, among other things, perform cash flow analysis on the selected individual securities in our held-to-maturity portfolio based on liquidation rate, loss severity levels, prepayment rate, and months to liquidation of the underlying collateral. We also consider credit enhancements. As a result of these evaluations, we recorded other-than-temporary impairment charges of $304.2 million in our Statement of Operations for the year ended December 31, 2008. We believe that this write-down to fair value diverges materially from the amount we anticipate realizing over the life of these securities. The $304.2 million charge is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market and we currently estimate our principal loss on these securities to be approximately $11.9 million as of December 31, 2008, based on analysis of anticipated cash flows on these securities.

See “Part I. Item 1A. Risk Factors,” Note 5 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments, and —Critical Accounting Policies and Estimates” for additional information.

Interest-Rate Exchange Agreements

Finance Agency regulations establish guidelines for the use of interest-rate exchange agreements by FHLBanks. These regulations generally enable the FHLBanks to enter into interest-rate exchange agreements only to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions. Accordingly, we use, among others, interest-rate swaps, swaptions, interest-rate cap and floor agreements (collectively, interest-rate exchange agreements or derivatives) in our interest-rate risk management strategies. Finance Agency regulations prohibit the trading of or the speculative use of these instruments and limit our ability to incur credit risk through use of these instruments.

We generally enter into interest-rate exchange agreements to manage our exposure to changes in interest rates, and these derivatives are an integral component of our risk management activities. Derivatives provide a flexible and cost-effective means to adjust our risk profile in response to changing market conditions. The majority of our interest-rate exchange agreements are putable or callable swaps that we enter into with numerous swap counterparties.

We use interest-rate exchange agreements to manage our risk in the following ways:

•

As fair value hedges of underlying financial instruments, including fixed interest-rate advances and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in U.S. GAAP are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances.

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

Our interest-rate exchange agreement counterparties are highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from Moody’s or S&P as of December 31, 2008. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty’s credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions, watch-list status changes, and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements. In addition, on a quarterly basis, we monitor the credit watch lists of Moody’s, S&P, and Fitch to determine the status of any of our counterparties on these lists.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. (ISDA) master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF. Unwinding our derivative transactions resulted in $6.0 million of net gains on derivatives and hedging activities during the third quarter of 2008. In addition, upon unwinding of the derivative transactions between the Seattle Bank and LBSF, we established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF and an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. For more information about the interest-rate exchange agreements and related instruments we use, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Instruments that Address Market Risk.”

Deposits

The FHLBank Act allows us to accept deposits from: (i) our members, (ii) any institution for which we provide correspondent services, such as safekeeping services, (iii) other FHLBanks, and (iv) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk, earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors, such as approved non-member borrowers. Demand deposits comprised 66.9% of our $582.3 million of total deposits as of December 31, 2008.

As of December 31, 2008, we were in compliance with the FHLBank Act, which requires us to have an amount at least equal to our current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years.

Other Fee-Based Services

We offer a number of fee-based services to our members, including securities safekeeping, and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.

Sales and Marketing

We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about the Seattle Bank’s products and tools that can help members attain their business goals. As of December 31, 2008, we had four relationship managers.

Debt Financing

Consolidated Obligations

Federal regulation governs the issuance of debt on behalf of the Seattle Bank and the other FHLBanks and authorizes the FHLBanks to issue debt through the Office of Finance. FHLBanks are not permitted to issue individual debt without Finance Agency approval.

Our primary source of funds is the issuance of consolidated obligations by the Office of Finance on behalf of the FHLBanks. The Office of Finance issues two primary types of consolidated obligations: (i) consolidated obligation bonds with maturities of four months to 30 years and (ii) consolidated obligation discount notes with maturities up to 365 days. Although individual FHLBanks are primarily liable for the portion of consolidated obligations corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Under Finance Agency regulations, if the principal or interest on any consolidated obligation issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. The Finance Agency has never required the Seattle Bank to repay obligations in excess of our participation nor have they allocated to the Seattle Bank any outstanding liability of any other FHLBank’s consolidated obligations. Consolidated obligations are not obligations of the United States, and the U.S. government does not guarantee them, directly or indirectly.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (each, Lending Agreements) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. As of December 31, 2008, no FHLBank had utilized the lending agreements. For additional information regarding the Lending Agreements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity” in this report.

In addition, in June 2006, the FHLBanks entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement), effective as of July 20, 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement.

Consolidated obligation amounts on which we are primarily liable are recorded as liabilities on our Statement of Condition. Consolidated obligations for which we are the primary obligor outstanding as of December 31, 2008 and 2007, are shown in the table below.

	As of December 31,
Consolidated Obligation Balances	2008	2007
(in thousands)
Bonds	$38,590,399	$44,996,227
Discount notes	15,878,281	14,979,317

Total	$54,468,680	$59,975,544

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

•	other securities that are rated “AAA” or equivalent by an NRSRO.

The following table presents our compliance with this requirement as of December 31, 2008 and 2007.

	As of December 31,
Aggregate Qualifying Assets	2008	2007
(in thousands)
Outstanding debt	$54,468,680	$59,975,544
Aggregate qualifying assets	58,278,884	64,041,606

The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2008.

	For Years Ended December 31,
Computation of Earnings to Fixed Charges	2008(1)	2007	2006	2005	2004
(in thousands, except ratios)
Earnings
(Loss) Income before assessments and cumulative effect of change in accounting principle	$(199,364)	$96,257	$35,087	$2,512	$112,591
Fixed charges	2,068,518	2,835,663	2,456,559	1,865,428	1,518,087

Earnings available for fixed charges	$1,869,154	$2,931,920	$2,491,646	$1,867,940	$1,630,678
Fixed Charges
Interest expense on consolidated obligations	$2,042,726	$2,786,847	$2,413,097	$1,822,266	$1,502,956
Interest expense on deposits and borrowings	25,074	48,267	42,876	41,863	14,387
Interest portion of rental expense*	718	549	586	1,299	764

Fixed charges	$2,068,518	$2,835,663	$2,456,559	$1,865,428	$1,518,107
Ratio of earnings to fixed charges		1.03	1.01	1.00	1.07

*	The interest portion of rental expense does not include $193,000, $878,000, and $1.0 million in recoveries in 2008, 2007, and 2006 of our 2005 lease abandonment costs due to adjustments in projected future rental rates.
(1)	Earnings were inadequate to cover fixed charges by approximately $199.4 million for the year ended December 31, 2008.

Office of Finance

As set forth by federal regulation, the Office of Finance, a joint office of the FHLBanks created by the Finance Board, has responsibility for facilitating and approving the issuance of consolidated obligations on behalf of and as agent for the FHLBanks. The Office of Finance also:

•	services all outstanding consolidated obligations;

•	serves as a source of information for FHLBanks on capital market developments;

•	markets the FHLBank System’s debt on behalf of the FHLBanks;

•	selects and evaluates underwriters;

•	prepares annual and quarterly reports of the FHLBanks’ combined financial results;

•	administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, the entity that services REFCORP’s debt instruments; and

•	manages the FHLBanks’ relationships with the rating agencies with regard to consolidated obligations.

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

•

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

•

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

•

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

In circumstances where we acquire transferred debt from another FHLBank, we negotiate a transfer price directly with the transferring FHLBank. We generally acquire transferred debt with a two-day forward settlement. At settlement, we assume the payment obligations on the transferred debt and receive a cash payment equal to the net settlement value of par, discount or premium, and accrued interest, and notify the Office of Finance of a change in primary obligor for the transferred debt. In 2008, the Seattle Bank had net consolidated bond transfers to other FHLBanks totaling $287.2 million. In general, we received transferred-in debt at spreads between zero and seven basis points below the costs we would have incurred to have new debt issued on our behalf at the time of the debt transfer transaction. We believe that the transfer price paid by the transferring FHLBank takes into account its related costs, including any hedge termination fees that it may incur. We do not receive any additional amounts relating to hedge termination fees. In addition, it has not been our practice to assume any associated interest-rate exchange agreements in conjunction with our consolidated obligation bond transfers.

We use fixed interest-rate, callable and non-callable bonds to fund our fixed interest-rate assets, such as advances, mortgage loans, and investments. We also participate in callable debt that is simultaneously swapped to LIBOR, resulting in generally lower-cost financing to support advances. For swapped debt, we negotiate directly with one or more underwriters and interest-rate swap counterparties and present the debt to the Office of Finance for its approval and issuance.

Consolidated Obligation Discount Notes

We generally use the proceeds of our allocated portion of consolidated discount notes to provide short-term funds for advances to members, for short-term investments, and other funding needs. These securities are sold at a discount and mature at par, with maturities up to 365 days.

Discount notes can be issued in three ways:

•

through bi-weekly competitive auctions of one-, two-, three-, and six-month terms administered by the Office of Finance, where any FHLBank can request an amount to be issued and the price is determined by the market;

•

through the Office of Finance’s daily market pricing program, where any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term of up to 365 days through a 16-member consolidated obligation discount note selling group of broker-dealers; and

•

through reverse inquiry, where a dealer requests a specified amount of discount notes be issued for a specific date and price. In the case of reverse inquiries, the Office of Finance discloses these inquiries to the FHLBanks, which may or may not choose to issue the discount notes with the requested terms.

Liability for Consolidated Obligations

The consolidated obligations on which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System as of December 31, 2008 and 2007.

	As of December 31,
FHLBank System and Seattle Bank Consolidated Obligations	2008	2007
(in millions, except percentages)
Aggregate par value of FHLBank System consolidated obligation bonds	$810,424	$811,354
Par value of consolidated obligation bonds for which the Seattle Bank is the primary obligor	$38,138	$44,933
Percentage of consolidated obligation bonds for which the Seattle Bank is the primary obligor	4.71%	5.54%
Aggregate par value of FHLBank System consolidated obligation discount notes	$441,118	$378,352
Par value of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	$15,899	$15,061
Percentage of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	3.60%	3.98%

Rating Agency Actions

As of February 28, 2009, our S&P long-term counterparty rating was “AA+” with a ratings outlook of stable and our Moody’s rating was “Aaa” with a ratings outlook of stable. Certain other FHLBanks are also rated AA+ with a stable outlook by S&P. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.”

Rating agencies may, from time to time, change a rating because of various factors, including operating results or actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. We cannot provide assurance that S&P, Moody’s, or other rating agencies will not reduce our ratings or those of the FHLBank System or any other FHLBank in the future.

Regulation

General

We are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. The Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the FHLBanks’ Office of Finance through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent federal regulator of the FHLBank System, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. We are subject to the FHLBank Act and the rules and regulations promulgated under that Act and issued by the Finance Agency.

The Finance Agency is headed by a single director appointed by the President of the United States, by and with the advice and consent of the Senate, to serve a five-year term. The Federal Housing Finance Oversight Board (FHFOB) was established to advise the Director of the Finance Agency with respect to overall strategies and policies in carrying out the duties of the Director of the Finance Agency, as discussed further in “—Oversight, Audits, and Examinations” below. The FHFOB is comprised of four board members. The members of the board are the Secretary of Treasury, the Secretary of the U.S. Department of Housing and Urban

Development (HUD), the chairman of the Securities and Exchange Commission (SEC), and the Director of the Finance Agency, who serves as the chairman of the board. The Finance Agency is financed by assessments from its regulated entities, including Fannie Mae, Freddie Mac, and the FHLBanks. No tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks.

Oversight, Audits, and Examinations

Oversight

The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that: (i) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (ii) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (iii) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and (iv) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest.

In carrying out its responsibilities, the Finance Agency establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Agency conducts on-site examinations (at least annually), as well as other periodic reviews, and from time to time, requests information on specific matters affecting an individual FHLBank or the FHLBank System as a whole. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Agency.

Audits and Examinations

As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent registered public accounting firm registered with the Public Company Accounting Oversight Board, or the PCAOB, audits our annual financial statements. Our independent registered public accounting firm must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency all receive these audit reports. In addition, we must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accountants on the financial statements.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and any FHLBank, and to decide the extent to which these entities fairly and effectively fulfill their purposes under the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, then it must report the results and provide recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct an audit of any financial statements of an FHLBank.

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

To implement the business plan, we undertook significant changes to our business, operations, and capital policies, including refocusing our strategic direction and marketing efforts on advances, beginning our exit from the MPP, and substantially reducing our operating expenses, primarily through reductions in staff and facilities costs. Although the Written Agreement has been terminated, we continue to operate under certain parts of the business plan and various related Board resolutions, including certain dividend limitations and Class B stock repurchase restrictions. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” and “Part I. Item 1A. Risk Factors,” for more information.

Capital Status Requirements

On January 30, 2009, the Finance Agency published an interim final rule that implements the prompt corrective action (PCA) provisions of the Housing Act. The interim rule establishes four capital classifications for FHLBanks and implements the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined by the Finance Agency to be other than adequately capitalized, the FHLBank will become subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed. For example, an FHLBank would need to review its operating and financial contracts and counterparty agreements to determine whether a capital deficiency or the application of the PCA requirements to the FHLBank will trigger defaults or otherwise impact the terms of those contracts and agreements.

The PCA provisions include four capital classifications for the FHLBanks:

•	Adequately capitalized (meets or exceeds all of its risk-based and leverage capital requirements);

•	Undercapitalized (does not meet one or more of its capital requirements, but it is not significantly or critically undercapitalized);

•	Significantly undercapitalized (permanent or total capital is less than 75% of its capital requirements, but it is not critically undercapitalized); and

•	Critically undercapitalized (total capital is less than or equal to 2% of total assets).

The Director of the Finance Agency may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director of the Finance Agency that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

Consequences for Undercapitalized FHLBanks

An FHLBank that is classified by the Finance Agency as undercapitalized is subject to a series of mandatory actions.

•	It must submit a capital restoration plan and fulfill all terms, conditions, and obligations contained in an approved plan.

•

It may not make any capital distribution that would result in it being reclassified as significantly undercapitalized or critically undercapitalized or make a capital distribution if such distribution would violate any statutory or regulatory restriction on redemptions, repurchases, or dividends.

•

It may not permit its average total assets in any calendar quarter to exceed its average total assets during the preceding calendar quarter, unless the Director of the Finance Agency has approved the FHLBank’s capital restoration plan and has determined that (i) the increase is consistent with the approved plan and (ii) the ratio of tangible equity to the FHLBank’s total assets is increasing at a rate sufficient to enable the FHLBank to become adequately capitalized within a reasonable time and is consistent with the plan schedule.

•	It may not acquire directly or indirectly any interest in any entity or engage in any business activity, unless certain conditions regarding Director of the Finance Agency approval are met.

The Finance Agency is required to monitor the condition of any undercapitalized FHLBank and to monitor the FHLBank’s compliance with its capital restoration plan.

Significantly Undercapitalized FHLBanks

An FHLBank that is classified by the Finance Agency as significantly undercapitalized is subject to mandatory restrictions beyond those that apply to an undercapitalized FHLBank. It may not pay a bonus to any executive officer without the written approval of the Director of the Finance Agency or compensate an executive officer in excess of the average rate of compensation of that officer during the preceding 12 months without the prior written approval of the Director of the Finance Agency.

The Finance Agency can also take discretionary actions with regard to a significantly undercapitalized FHLBank. These include:

•	Limiting the increase or requiring a reduction in on-or off-balance sheet obligations of the FHLBank.

•	Limiting the increase or requiring a reduction in assets held.

•	Requiring capital and/or retained earnings to be increased.

•	Modifying, limiting, or terminating any activity of the FHLBank.

•	Taking steps to improve the management at the FHLBank by:

¡	Ordering a new election for the FHLBank’s board of directors,

¡	Dismissing particular directors or executive officers who held office for more than 180 days prior to the date on which the FHLBank became undercapitalized, and

¡	Ordering the FHLBank to hire qualified executive officers, subject to approval by the Director of the Finance Agency.

•	Reclassifying a significantly undercapitalized FHLBank as a critically undercapitalized FHLBank.

Critically Undercapitalized FHLBanks

An FHLBank that is classified as critically undercapitalized may be subject to the mandatory and discretionary restrictions applicable to undercapitalized and significantly undercapitalized FHLBanks. In addition, the Director of the Finance Agency has the discretion to appoint a receiver or conservator for a critically undercapitalized FHLBank and must do so in certain designated circumstances. Within 30 days of appointment of a receiver or conservator, the FHLBank may sue to remove the conservator or receiver.

As of March 26, 2009, we have received no notification from the Finance Agency regarding our capital adequacy classification.

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

Statutory Deposit Reserve Requirement

The FHLBank Act requires us to hold: (i) investments in obligations of the U.S. government and its agencies, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years, the sum of which must equal or exceed the amount of our current deposits. We were in compliance with the statutory deposit reserve requirements as of December 31, 2008 and 2007.

Contingency Liquidity Requirements

Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operations requirements when our access to the capital markets, including the consolidated obligation discount note market, is impeded for a maximum of five business days due to a market disruption, operations failure, or problem with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (i) cash, (ii) self-liquidating assets, (iii) the borrowing capacity of securities available for repurchase or sale, and (iv) irrevocable lines of credit from financial institutions rated not lower than the second highest NRSRO credit rating. Contingent liquidity needs include: (i) advance commitments, (ii) maturing federal funds and repurchase agreement liabilities, (iii) maturing consolidated obligations, (iv) callable consolidated obligations that are “in-the-money,” (v) mortgage loan commitments, (vi) securities settlements, and (vii) a forecast of other contingent obligations. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements as of December 31, 2008 and 2007.

Operational Liquidity Requirement

Finance Agency regulations also require us to establish a day-to-day operational liquidity policy, including a methodology to be used for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets.

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

We were in compliance with our operational liquidity requirement as long as our forecasted capital divided by our forecast of total assets was greater than or equal to 4.05% for 30 consecutive business days during 2008 and 2007. We met these operational liquidity requirements as of December 31, 2008 and 2007.

In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective March 6, 2009, formalizing its request for increases in liquidity that was provided to the FHLBanks in the fourth quarter 2008. This final guidance requires us to maintain sufficient liquidity, through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that we cannot access the capital markets for five days and that during that period, we will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Beginning in the fourth quarter of 2008, we held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance.

In addition, during the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity” in this report.

REFCORP and AHP

Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the Gramm-Leach-Bliley Act (GLB Act) require that we, along with the other 11 FHLBanks, support the payment of part of the interest on bonds previously issued by REFCORP. The REFCORP assessment amount is determined by calculating U.S. GAAP net income before the AHP and REFCORP assessments minus the AHP assessment, then multiplying that amount by 20%.

The FHLBanks must make REFCORP payments until the total amount of REFCORP assessment payments made is equivalent to a $300 million annual (or $75 million per quarter) annuity that has a final maturity date of April 15, 2030. The Finance Agency will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP, depending on actual payments relative to the referenced annuity. In addition, the Finance Agency, with the Secretary of the Treasury, selects the appropriate discounting factors used in calculating the annuity.

Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The amount by which the REFCORP payment for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark payment in any quarter. If total FHLBank System earnings are insufficient in a quarter to meet the $75 million quarterly benchmark payment, previous quarters’ payments that were used to defease future payment requirements could be used to satisfy the current quarter’s obligation. The FHLBank System has historically exceeded its minimum quarterly obligations. The FHLBanks’ aggregate payments through December 31, 2008 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, as of December 31, 2008. The April 15, 2013 date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

In addition, the FHLBank System must annually set aside for the AHP the greater of $100 million or 10% of its current year’s aggregate regulatory net income. Regulatory net income for AHP assessment purposes is determined by the Finance Agency, and is equal to net income reported in accordance with U.S. GAAP before mandatorily redeemable capital stock-related interest expense and AHP assessment, but after REFCORP assessment. In annual periods where an FHLBank’s regulatory net income is zero or less, the FHLBank’s assessment is zero. However, if the total annual 10% contribution provided by the FHLBanks collectively is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks combined. REFCORP determines allocation of this shortfall provided that each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no such shortfall in any of the preceding three years. The actual amount of the AHP contribution is dependent upon both the FHLBanks’ regulatory net income minus payments to REFCORP and the income of the other FHLBanks, thus future contributions are not determinable.

Historically, our combined annual assessments for REFCORP and the AHP have been at an effective rate of approximately 26.5%. As a result of the FHLBank System’s decision to exclude interest expense on mandatorily redeemable capital stock from the AHP assessment calculation, the effective rate could rise slightly, depending on the amount of our mandatorily redeemable capital stock outstanding and our related interest expense, which is determined based on our dividend rates. An FHLBank is entitled to a refund of amounts paid in assessments during a full year that were in excess of its calculated annual obligation at year end.

Due to our net loss in 2008, we recorded no ultimate assessments for AHP and REFCORP for the year ended December 31, 2008. However, due to our payment of REFCORP assessments during the first and second quarters of 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Assessments,” and Notes 12 and 13 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” for more information on AHP and REFCORP assessments.

Competition

Advances

Demand for our advances is primarily affected by the availability and cost of other sources of liquidity for our members. We compete for advance business with other sources of wholesale funding, both secured and unsecured. Other sources of wholesale funding may include the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Smaller members may have limited access to alternative funding sources, such as repurchase agreements, while larger members may have access to a wider range of funding sources such as repurchase agreements, brokered deposits, commercial paper, and other funding sources. Larger members also may have independent access to the national and global financial markets. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and availability of collateral. We compete for advances primarily on the basis of the total cost of our products to our members, which includes the rates we charge, the structures of available products, our capital activity, collateral requirements, and the dividends we pay.

Further, some of the recent legislative initiatives such as the Troubled Asset Relief Program (TARP) and the TLGP may adversely affect our competitive position with regard to accessing debt financing. In particular, U.S. government actions regarding Freddie Mac and Fannie Mae may result in the debt securities of those entities being more attractive to investors than FHLB System debt and our funding costs being adversely affected. An increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances. Furthermore, TLGP issuance by our members may adversely impact their demand for advances, as the TLGP allows our members access to government guaranteed debt without a requirement to purchase stock or provide collateral.

Debt Issuance

We compete with the Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Although our debt products have state tax-free status to their purchasers, increases in the supply of competing debt products (with or without similar tax-free status) may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. In addition, recent or proposed legislative and regulatory actions relating to government guarantees of certain debt products may adversely affect the demand for unsecured debt issued by the FHLBank System. For example, the FDIC’s TLGP, will guarantee certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before October 31, 2009 by domestic banks and thrift institutions, in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Although the available supply of funds from the FHLBank System’s debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

The sale of callable debt and the simultaneous execution of callable interest-rate exchange agreements that mirror the debt sold has been an important source of competitive funding for us. Accordingly, the availability of markets for callable debt and interest-rate exchange agreements may be an important factor in determining our relative cost of funds. There is considerable competition in the markets for callable debt and for interest-rate exchange agreements among issuers of high-credit quality. There can be no assurance that the current breadth and depth of these markets will be sustained. See “Part I. Item 1A. Risk Factors” for additional information.

Employees

Our employee headcount increased to 150 as of December 31, 2008, compared to 135 as of December 31, 2007, primarily due to conversions of contractors to employees during 2008. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

ITEM 1A.	RISK FACTORS

Following are some of the important risks and uncertainties that we face in our business. These are not the only risks and uncertainties that we may encounter, as others not now known to us or currently deemed immaterial may also materially adversely affect our business. If any of these or other risks or uncertainties occur, our business, including our financial condition and results of operations, could suffer, which could affect, among other things, our ability to provide our members with advances at competitive rates, pay dividends, and redeem or repurchase capital stock. The risks and uncertainties discussed below also include forward-looking statements, and our business, including our actual financial condition and results of operations, may differ substantially from that discussed in this report.

Seattle Bank Risks

The continued deterioration and uncertainty in the U.S. housing and credit markets has and could continue to adversely impact the market value of our assets and liabilities, particularly our private-label mortgage-backed securities, as well as result in asset impairment charges that could significantly impact our future financial condition and operating results.

The deterioration in the U.S. mortgage market accelerated during 2008, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide during the second half of the year. In addition, a significant number of market makers for private-label mortgage-backed securities failed, exited the business line, or dramatically reduced support for these types of securities in 2007 and 2008. The primary private-label mortgage-backed security market has for the most part ceased operating, and a large number of mortgage loan originators have exited non-conforming mortgage loan lending. Further, uncertainty over the impact of new or proposed governmental actions, including mortgage loan modification programs, as well as rapid home price deterioration and changes in borrower, lender, or investor behavior, have depressed and complicated the pricing of private-label mortgage-backed securities. The uncertainty as to the depth and duration of these trends has resulted in a change in the private-label mortgage-backed security market, such that what had been a generally functioning market in early-to-mid 2007 has become a highly illiquid market, with prices reflecting a lack of dealer and investor sponsorship. In addition, the NRSROs have downgraded a significant number of private-label mortgage-backed securities, including some owned by the Seattle Bank.

These and other factors have led to the deterioration of the market value of many of our private-label mortgage-backed securities since mid-2007, contributing to our unrealized market value to book value of equity of 22.9% as of December 31, 2008. In addition, although we believe the credit quality of our mortgage-backed securities to be generally good, we recognized a $304.2 million other-than-temporary impairment loss in our Statements of Operations for the year ended December 31, 2008 related to certain of our held-to-maturity securities, resulting in an accumulated deficit of $78.9 million as of December 31, 2008. We believe that the recent ratings downgrades may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage backed securities in the future. Results of operations could further decline if additional other-than-temporary impairment charges on our private-label mortgage-backed securities were to occur. For additional information, see Note 5 in “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements,” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments” in this report.

We reported a risk-based capital deficiency and an accumulated deficit of $78.9 million primarily resulting from the unrealized and realized market-value losses on our private-label mortgage-backed securities as of December 31, 2008. Should these conditions continue, we will, among other things, be unable to redeem or repurchase capital stock or pay dividends, which could negatively impact our members’ use of our services, resulting in a decline in advance volumes and results of operations, and could be subject to additional regulatory action.

We are required to hold risk-based capital at least equal to the sum of our credit-risk, market-risk, and operations-risk capital requirements. One component of the market-risk requirement is that we maintain capital equal to the amount by which the market value of our assets is less than 85% of their book value. Further, because the bank is also required to maintain operations-risk capital equal to 30% of our market-risk requirement, our risk-based capital requirement increases by $1.30 for every $1.00 that the market value of our assets is less than 85% of their book value. Accordingly, with the continued decline in the market value of our private-label mortgage-backed securities, our market-risk and operations-risk capital requirements have increased significantly, leading to a risk-based capital deficiency. As of December 31, 2008, we reported a $159.2 million deficiency in our risk-based capital requirement. As of such date, our risk-based capital requirement was $2.7 billion, of which the predominant portion was the result of the inclusion in our requirement calculation of the unrealized market-value loss on our private-label mortgage-backed securities below 85% of carrying value.

Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare dividends or redeem or repurchase capital stock without obtaining a waiver from the Director of the Finance Agency. As such, we do not expect to redeem or repurchase any of our outstanding Class A or Class B stock while a risk-based capital deficiency exists. Until the risk-based capital shortfall occurred, we had been repurchasing Class A stock on a regular basis since April 2007 and we had declared quarterly dividends since December 2006. Although we do not believe that the risk-based capital shortfall has affected our ability to meet our member’s liquidity and funding needs, the suspension of dividends and all capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and thereby net income should our members elect to use alternative sources of wholesale funding. Further, as a result of the risk-based capital shortfall, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short-or long-term credit ratings. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

In addition, as a result of these conditions, the Finance Agency could take regulatory action with regard to the Seattle Bank, which could require, among other things, our developing a capital restoration plan. Implementation of such a plan could result in further limitations on dividend and capital stock repurchases and redemptions, which could also negatively impact demand for our advances and results of operations.

In addition, because of dividend limitations adopted by our Board as a result of our Written Agreement (terminated in January 2007), when we meet our capital requirements and are again able to resume paying dividends, dividends still will be limited to 75% of year-to-date net income until we receive written approval from the Director of the Office of Supervision allowing us to modify or remove such limitations and our Board takes related action. As of December 31, 2008, we reported for the first time an accumulated deficit of $78.9 million. Under our Board policy, if we do not meet our retained earning target, which was $273.0 million as of December 31, 2008, our dividend limitations remain in effect. As circumstances warrant, we will resubmit our requests to remove the remaining restriction on our dividend payments. We cannot predict with certainty whether the limitations on the payment of dividends will be rescinded, and if rescinded, on what terms they will be rescinded, or if not rescinded, how these limitations will affect demand for advances or new membership.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” for additional information on the Seattle Bank’s dividend and stock repurchase restrictions and Capital Plan amendments.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members could have a negative affect on our financial condition and results of operations.

Our advance and capital stock balances are concentrated with commercial banks and thrift institutions. As of December 31, 2008, five of our members held 68.4% of the par value of our outstanding advances, with three of those members holding 56.7% of the par value of our outstanding advances (JPMorgan Chase Bank, N.A. with 35.0%, Merrill Lynch Bank USA with 10.3%, and Bank of America Oregon, N.A. with 11.4%). During the second half of 2008, changes occurred relating to our three largest holders of advances.

In September 2008, Bank of America (BofA) announced that it had agreed to purchase Merrill Lynch & Co. (Merrill Lynch), which transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. Although the long-term impact of the completed BofA/Merrill Lynch merger transaction on our advance levels is unknown, as of February 28, 2009, the two members continue to utilize their borrowing capacity.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A. that assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank. The majority of this former member’s advances mature during 2009 and it is unknown at this time whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments.

The reclassification of our largest member into a non-member shareholder (which cannot take out new advances) and the combination of the parent entities of two of our other large members have significantly changed the potential concentration of our advances among our members, particularly our largest borrowers. We believe that these changes may lead to significant impacts on our business, some possibly negative, including lower advance balances and related interest income and lower net income. In addition, if one or more of our larger advance holders were to repay advances as they came due without the Seattle Bank having other advances to replace them, it could negatively impact our financial condition and net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact, among other things, our ability to maintain our current level of business operations.

We face competition for advances, which could adversely affect our net income.

We compete for advances business with other sources of wholesale funding, both secured and unsecured. Demand for our advances is primarily affected by the cost of other available sources of liquidity for our members. Other sources of wholesale funding may include the Federal Reserve, commercial banks, investment banks, TLGP issuers, and other FHLBanks. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and availability of collateral. We compete for advances primarily on the basis of the total cost of our products to our members, including the rates we charge and the dividends we may pay. In addition, TLGP issuance by our members may adversely impact their demand for advances, as the TLGP allows our members access to government guaranteed debt without a requirement to purchase stock or provide collateral.

Further, some of the recent legislative initiatives such as the TARP and the FDIC’s TLGP may adversely affect our competitive position with regard to accessing debt financing. In particular, U.S. government actions with regard to Freddie Mac and Fannie Mae may result in the debt securities of those entities being more attractive to investors than FHLB System debt, which could adversely affect our funding costs. Furthermore, the TLGP may increase the competition we face for debt financing by, among other thing, providing an explicit guarantee of certain financial institution debt issuances, which could also adversely affect our ability to obtain funds or the rates we must pay for funds. An increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances.

Since 2005, we have focused our business on advances, using differential pricing to, among other things, increase our advance activity. Differential pricing provides that rates on advances meeting specified criteria may be lower for some members than for others in order to be competitive with lower rates available to those members having alternative funding sources. We believe that the resulting increased advance volume compensates for any reduction in overall yield due to differential pricing. Our advance volume increased in the first half of 2007 and in 2006, largely due to our use of differential pricing. In the second half of 2007 and throughout 2008, the volatility in the credit markets limited alternative funding sources, leading to a decrease in the amount of differentially priced advances we made to our members. As credit markets stabilize and alternative funding sources, such as TLGP instruments, are more widely available, we may again provide more differentially priced advances to our members and if we do so, there can be no assurance that the volume from such advances will adequately compensate us for the reduction in overall yield on such advances, which could negatively affect our financial condition and results of operations, particularly our net income.

We rely on quantitative models (and qualitative analyses) to manage risk, make business decisions, and evaluate our securities for other-than-temporary impairment. Our business could be adversely affected if those models or analyses fail to produce reliable results.

We make significant use of internal and third-party business and financial models to measure and monitor our risk exposures and use the information provided by these models to make decisions relating to strategies, initiatives, transactions, products, risk-based capital requirements, and valuation of our investments. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future advance demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have recently, the data and assumptions used for our models may not keep pace with changing conditions. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions or determinations of other-than-temporary impairments of securities, any of which could adversely affect our earnings, liquidity, capital position, and financial condition. For example, market illiquidity has increased the amount of management judgment required to value our private-label mortgage-backed securities, and accordingly, subsequent valuations due to changes in management’s judgments may result in significant changes in the value of our private-label mortgage-backed securities and, possibly, further volatility in our financial condition and results of operations.

Exposure to credit risk, including counterparty performance risk, could have a negative impact on our financial condition and results of operations.

We are subject to credit risk from our advances to members, secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, or other events (such as those that have occurred since August 2007) may lead to member or counterparty defaults or losses on our advances, investments, mortgage loans held for portfolio, or derivative and hedging instruments that could adversely affect our business, including our financial condition and results of operations. For example, in September 2008, Lehman Brothers Special Financing (LBSF), a counterparty to certain of our derivatives contracts, filed for bankruptcy protection, which led to our recognizing a net $4.2 million loss in connection with that relationship in 2008.

We have invested in private-label mortgage-backed securities, the majority of which are collateralized by Alt-A mortgage loans, whose market values have declined significantly since mid-2007 and on which we have taken other-than-temporary impairment charges. Should market conditions, collateral credit quality, or performance of mortgage-backed investments continue to deteriorate, we could incur additional market value losses on our investments, including additional other-than-temporary impairments, which could materially impact our result of operations, retained earnings or accumulated deficit, dividend payments, and our ability to repurchase or redeem capital stock, as well as further increase our regulatory capital requirement deficiency.

Further, to limit our credit risk, including counterparty non-performance risk, in September 2008, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments. As a result, our investment interest income significantly declined in the fourth quarter of 2008, and we anticipate a continued decline in such income in 2009 due to the lower yields on our secured investments and our inability to fully leverage capital due to, in our view, limited appropriate investment opportunities.

Also, the recent disruptions in the global markets, including the U.S. credit markets, have significantly increased the volatility of our mortgage-related assets basis risk. Because we have elected not to hedge this risk, further widening of this credit spread could negatively impact our market value of equity and increase our unrealized market value loss.

A continued deterioration in the U.S. housing and credit markets could negatively impact demand for our advances, which could result in declines in net income.

Because of the deterioration in the housing and credit markets, our members’ asset balances or their need for our advances may decrease, due to, among other things, decreased mortgage lending, increased levels of capital needed to support delinquent or defaulting mortgage loans that they hold, or volatility in the housing and credit markets in general. Further, because demand for our advances is driven in part by our members’ ability to provide adequate collateral for our advances, a substantial amount of which is provided in the form of mortgage loans, which have been negatively impacted by the deteriorating U.S. housing market, members may be limited in their ability to take out our advances. Reductions in advance volumes would likely reduce our advance interest income.

A sustained period of low interest rates or fluctuations in interest rates could adversely affect our net income if we do not manage our interest-rate risk effectively.

We earn net interest income from the spread between advances income and debt funding costs and from leveraging our capital by purchasing both short-and long-term investments. While low interest rates reduce advances interest income, spread income is generally only negatively impacted by lower interest rates if we are unable to maintain the spread between the advance and debt issuance interest rates. However, low interest rates adversely impact our net interest income in two significant ways. First, declines in interest rates generally result in increased prepayments on mortgage-related assets such as our higher-yielding mortgage loans held for portfolio. Second, the interest income on our variable interest-rate investments and the return on our short-term investment portfolio declines as interest rates decline. Because a significant percentage of our assets are mortgage-related or have short terms to maturity, a sustained period of low interest rates would likely negatively impact our net income.

Further, our net income is affected by fluctuations in interest rates. Interest-rate changes may be driven by economic factors. We are exposed to interest-rate risk primarily from the effects of changes in interest rates on our interest earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant source of interest-rate risk in our market-risk profile, as changes in interest rates affect both the value of our mortgage-related assets and prepayment rates on those assets. We manage the interest-rate risk of our assets with a combination of debt issuance and derivatives, including interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. See “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market risk—Instruments that Address Market Risk,” which discusses, among other things, the changes in interest rates in recent years and their effects on our business. We believe our enhanced focus on market-risk measurement and monitoring enables us to manage interest-rate risk more effectively. Nevertheless, a rapid or significant drop in long-term interest rates could result in faster-than-expected prepayments, lower-than-expected yields on mortgage-related assets, and higher-than-expected hedging costs, which could contribute to lower net income. In addition, a rapid or significant drop in short-term interest rates could contribute to lower net income because of the amount of our capital invested in short-term instruments.

Member failures and consolidations may adversely affect our business.

The financial services industry has experienced an increase in both the number of financial institution failures and in the number of mergers and consolidations. During 2008, the Seattle Bank lost ten members as a result of such activity. If the number of member failures and mergers or consolidations, particularly into out-of-district acquirers, continues to increase, this activity may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations, as well as our operations generally.

Further, if more members fail and if the FDIC (or another applicable entity) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations or the operational cost of liquidating the collateral.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our mortgage-backed securities may be adversely affected.

As mortgage loans continue to experience increased delinquencies and loss severities, a number of mortgage servicers have announced programs to modify these loans in order to mitigate losses. Such loan modifications increasingly may include reductions in interest rate or principal on these loans. Losses from such loan modifications may be allocated to investors in mortgage-backed securities backed by these loans in the form of lower interest payments or reductions in future principal amounts received.

In addition, many mortgage servicers are contractually required to advance interest and principal payments on delinquent loans serving as mortgage-backed securities collateral, regardless of whether the servicer has received payment from the borrower, provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements combined with decreasing property values in many geographic areas, may result in higher losses being allocated to mortgage-backed securities than we previously experienced, negatively impacting our financial condition and results of operations.

We could be negatively affected, directly or through our members, by global, national, and local business and economic conditions, as well other events that are outside of our control.

Global, national, and local business and economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business or our members’ businesses than expected. Conditions affecting interest rates, money supply, inflation, and debt and capital markets, including those stemming from legislative actions, such as the 2009 Stimulus Package, and policies of governmental entities such as the U.S. Treasury and Federal Reserve, have a significant impact on our operations. For example, we have discussed throughout this report, the impact and potential impact of the recent credit market crisis that began in the second half of 2007 and has grown in severity since, in particular, second quarter 2008. Proposals to address deteriorating housing credit market conditions, such as revising bankruptcy laws to enable modifications to mortgage balances or terms could have a significant negative impact on the market value of mortgage-backed securities, impacting both the Seattle Bank and our members.

Continued downward trends in these conditions could adversely affect our ability to increase or maintain the quality of our interest-earning assets and increase the costs of our interest-bearing liabilities. For example, the economic downturn and declining property values could cause higher delinquency and default rates on mortgage loans, as well as further negatively affect the financial condition of some of our members and the value of our investments, which could adversely impact our business, including advance levels and interest income. Furthermore, natural disasters, acts of terrorism, and other events outside of our control, especially if they occur in our region, could negatively affect us, by damaging our members’ businesses, our real property, the collateral for our advances and mortgage loans, and in other ways. For example, should there be a natural disaster or other event, such as the terrorist attacks of September 11, 2001, that limits or prevents the FHLBank System from accessing the public debt markets for a period of time, our business would be significantly affected, including our ability to provide advances to our members.

The consequences of past financial management decisions will likely continue to depress our net income and negatively affect our net unrealized market value in 2009 and beyond.

Beginning in 2002, the Seattle Bank made large purchases of MPP assets and mortgage-backed securities funded with callable and noncallable consolidated obligation bonds. In 2003, when interest rates significantly declined, mortgage prepayments accelerated to a much faster pace, and we were not able to effectively match the cash flows of our debt with the cash flows of our MPP loans and mortgage-backed securities. We did not effectively hedge the debt, nor did we fully refinance or retire the debt when these mortgage-related assets were prepaid. The effect of these past financial management decisions will likely continue to depress our net income in 2009 and beyond, as we continue to hold certain of these consolidated obligation bonds.

We rely heavily upon effective information systems and other technology, and failures in these systems could adversely affect our business.

We rely heavily upon effective information systems and other technology to conduct and manage our business, including systems and other technology provided by third parties. Maintaining or, if necessary, upgrading effective information systems and technologies is dependent on the continued support capabilities of our third party providers, a stable operating environment, and appropriate upgrade and enhancement strategies which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by third parties, we may be unable to conduct and manage our business effectively. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breech, or a third-party service provider’s error could cause such a failure or interruption. Any significant failure or interruption could harm our customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.

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

Our primary source of funding is the issuance of consolidated obligations by the Office of Finance on our behalf. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets which are beyond our control. During the past 18 months in particular, the severe financial and economic disruptions in the global credit markets and economy and the U.S. government’s actions to mitigate the effects of these disruptions have changed the basis on which market participants value GSE debt, including that of the FHLBank System, and, consequently, have affected our funding costs and practices. Beginning in the second quarter of 2008, the funding costs associated with issuing our long-term consolidated obligation bonds became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers’ reluctance to sponsor, and investors’ reluctance to buy, longer-term GSE debt; this situation was coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. As a result, in September 2008, we began to decrease our term money market holdings and to invest the bulk of our liquidity in overnight instruments. We also became more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less for funding. Any significant disruption in the short-term debt markets could have a serious effect on the Seattle Bank. Further, if these conditions continue indefinitely, we may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause us to further increase advance rates, which could adversely affect demand for our advances and, in turn, our results of operations. Alternatively, funding longer-term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If we cannot access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations, and the value of Seattle Bank membership.

In addition, recent or proposed legislative and regulatory actions relating to government guarantees of certain debt products may adversely affect the demand for unsecured debt issued by the FHLBank System. For example, the TLGP will guarantee certain newly issued senior unsecured debt, including promissory notes, commercial paper, interbank funding, and unsecured portions of secured debt, issued on or before October 3, 2009 by domestic banks and thrift institutions, in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Coverage from this liquidity guarantee program is currently limited through June 30, 2012, even if the debt maturity exceeds that date. In response to this announcement, the spreads on GSE debt widened significantly as investors anticipated the development and sale of a new debt security that features an explicit guarantee of the FDIC. In addition, in October 2008, federal bank and thrift regulatory agencies announced they would request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20.0% to 10.0%. The agencies also requested comment on whether to reduce the risk weight for FHLBank debt in the same manner. A reduced risk weighting for Fannie Mae and Freddie Mac, without commensurate treatment for the FHLBanks, could result in higher investor demand for their debt securities relative to similar FHLBank debt securities. Currently, we cannot make any assurance that we will be able to obtain consolidated obligation funding on terms acceptable to us, if at all.

Our borrowing costs and access to funds also could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. Further, related or similar actions could put more pressure on the cost of our consolidated obligations and on our ability to issue our debt. For example, in response to investor and financial concerns, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac in conservatorship and the U.S. Treasury put in place a set of financing agreements to ensure that those GSEs continue to meet their obligations to holders of bonds that they have issued or guaranteed. Although those actions resulted in somewhat decreased spreads on U.S. agency debt, including, at least initially, FHLBank System debt, relative to U.S. Treasury securities, investor concerns about U.S. agency debt may ultimately result in higher borrowing costs, which could negatively impact our business.

Recently enacted legislation and regulation, particularly the Stabilization Act, including TARP, the Housing Act, the TLGP, and the 2009 Stimulus Package, as well as the final rule by the FDIC to increase premiums and to increase deposit insurance coverage, could have an adverse impact on the Seattle Bank’s and the other FHLBanks’ financial condition, results of operations, or cash flows.

The programs established or to be established under the Stabilization Act, including the TARP, the Housing Act, the TLGP, and the 2009 Stimulus Package, as well as proposals by the FDIC to increase premiums on institutions it insures, could adversely impact us, but the ultimate impact of such programs and proposals on the Seattle Bank cannot be predicted at this time. For example, the TARP may have the net effect of reducing member demand for our advances due to alternative means of raising funds pursuant to these or other programs or capital injections pursuant to the TARP may increase member ability to make loans and members may increase their demand for our advances to fund such loans. With regard to the TLGP, that program may result in an increase in our funding costs due to the explicit guarantee by the FDIC of eligible debt by participating financial institutions, although the uncertainty that program creates may lead to increased investor demand for our short-term consolidated obligation discount notes thereby lowering our funding costs.

On March 4, 2009, the FDIC issued a final rule to raise an insured institution’s base assessment rate based upon an institution’s ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25%) would increase the assessment rate, with the resulting base assessment rate after any such increase never being more than 50% greater than it was before the adjustment. Because our advances are considered secured liabilities by our members, the rule will have the effect of increasing the all-in borrowing costs for our members, including when borrowing from the Seattle Bank, which may tend to reduce member demand for our advances.

The Seattle Bank and the other FHLBanks are governed by laws and regulations relating to the FHLBank System, changes to which could negatively impact our business.

The FHLBanks are GSEs supervised and regulated by the Finance Agency and subject to rules and regulations promulgated by the Finance Agency. From time to time, particularly over the last 18 months due to the financial crisis, Congress and regulators have passed or amended legislation, including the FHLBank Act, that has significantly affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations.

For example, in July 2008, the U.S. House of Representatives and the U.S. Senate passed and the President of the United States signed into law the Housing Act, a housing relief package that, among other things, created a new single regulator for Fannie Mae, Freddie Mac, and the FHLBanks, and addressed other GSE reform issues that have been considered over recent years. The Housing Act, among other things, enables the U.S. Treasury to temporarily increase purchases of debt of Fannie Mae, Freddie Mac, and the FHLBanks and authorized purchases of equity of Fannie Mae and Freddie Mac, as well as requires the new regulator to consult with the Federal Reserve on a variety of issues related to safety and soundness. The Housing Act also required the Finance Agency to develop new capital requirements for the FHLBanks, as well as Fannie Mae and Freddie Mac, within six months of enactment. The interim rule, published in January 2009, established capital adequacy levels for the FHLBanks based on capital-to-assets ratios and specified requirements for FHLBanks that were notified as being undercapitalized.

In October 2008, the Stabilization Act was signed into law. Under that law, the U.S. Treasury can, among other things, purchase up to $700 billion in troubled assets, including mortgage loans and mortgage-backed securities, through the TARP. As of February 20, 2009, the U.S. Treasury had committed a total $306.1 billion, primarily for capital investments in financial institutions, under the TARP.

In February 2009, the Stimulus Package was signed into law. The Stimulus Package does not contain any provisions that directly impact the Seattle Bank and its effects on the Seattle Bank are currently unclear. The legislation includes spending designed to increase employment, prevent home foreclosures, and increase mortgage loan refinancing.

The above-referenced and any other new or amended legislation enacted by Congress or new regulatory requirements adopted by the Finance Agency or other regulator, as well as failure of anticipated changes or interpretations to take effect, could have a negative impact on our business, including the cost, size, profitability, and scope of our operations.

Negative responses to other-than-temporary impairments on private-label mortgage-backed securities, the possibility of additional other-than-temporary impairments, suspensions of dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other regulatory actions, including downgrades in our credit ratings or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.

The Seattle Bank and several other FHLBanks have reported, and may continue to report, earnings pressures primarily due to impairment charges taken on mortgage-backed securities and certain one-time events that occurred during the third and fourth quarters of 2008. The Seattle Bank and several FHLBanks have been required to or otherwise have voluntarily suspended dividends and capital stock repurchases to preserve capital, prompting significant attention from several major financial news organizations. If the earnings pressures continue, they could raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which we would expect to result in higher and more volatile debt costs and, possibly, more difficulty issuing debt, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events were to occur, our advance rates could increase, negatively impacting our advance volumes. In addition, should counterparties perceive that the FHLBank System has a higher credit risk profile, it could cost more to enter into interest-rate exchange agreements, negatively impacting our financial condition and results of operations.

As of December 31, 2008, S&P’s long-term credit rating for the Seattle Bank was “AA+” (stable outlook) and Moody’s rating was “Aaa” (stable outlook). Certain other FHLBanks were also rated AA+ with a stable outlook by S&P. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, Standard & Poor’s rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.” However, continued earnings pressure or significant exposure to other-than-temporary impairments of the FHLBanks’ securities could result in adverse credit agency ratings actions or negative guidance regarding the Seattle Bank, other FHLBanks, or the FHLBank System, which would adversely affect the FHLBanks’ cost of funds and the FHLBank System’s ability to issue consolidated obligations on acceptable terms. Increased debt funding costs could negatively affect our financial condition and results of operations.

A negative public perception of GSEs may adversely affect the Seattle Bank’s business activities, future advances balances, and our cost of funds, negatively impacting net income.

The housing-related GSEs (i.e., Fannie Mae, Freddie Mac, and the FHLBank System) currently issue “AAA”-rated agency debt to fund their operations. The FHLBanks’ funding costs and access to funds could be adversely affected by continued negative changes in investors’ perception of the systemic risks associated with the housing GSEs, resulting from Fannie Mae, Freddie Mac, or otherwise. In September 2008, in response to investor and financial concerns, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship and the U.S. Treasury put in place a set of financing agreements to help those GSEs continue to meet their obligations to holders of their debt securities. Although these actions resulted in somewhat decreased spreads on U.S. agency debt, including FHLBank debt, relative to U.S. Treasury securities, investor concerns about U.S. agency debt may ultimately adversely affect the FHLBanks’ competitive position and result in higher funding costs, which could negatively affect the FHLBanks’ business and financial condition.

Further, the current special status of Fannie Mae and Freddie Mac debt securities (i.e., government backing as a result of the conservatorship) could result in higher funding costs on FHLBank debt. As a result of these factors, the FHLBanks may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. If the FHLBanks maintain their existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause the FHLBanks’ advances to be less profitable and reduce net interest margins. If the FHLBanks change the pricing of their advances in response to this decrease in net interest margin, the advances may no longer be attractive to their members, and outstanding advances balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect the FHLBanks’ financial condition and results of operations, including those of the Seattle Bank, and the value of FHLBank membership.

Significantly lower earnings or net losses at other FHLBanks could increase our AHP and REFCORP contributions if we are required to make such contributions in order to ensure that the minimum statutory amounts are funded by the FHLBank System.

Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory income. If the total annual income before AHP expenses but after REFCORP assessments of the 12 FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10% of its net income after REFCORP assessments to the AHP to meet the minimum $100 million total annual contribution. If the Seattle Bank were required to contribute under such a scenario, the Seattle Bank's AHP additional contribution would reduce our net income.

In addition, each FHLBank is required to pay to REFCORP 20% of its annual income before REFCORP expense but after AHP assessments. The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency is required to extend the term of the FHLBank’s obligation to REFCORP for each calendar quarter in which the FHLBank’s quarterly payment falls short of $75 million. Lower earnings or net losses at the FHLBanks (including the Seattle Bank) could result on the extension of the REFCORP obligation, which could result in lower net income at the Seattle Bank in the future.

The Finance Agency could make us liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.

Although we are primarily liable for the allocated portion of consolidated obligations issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. Further, under the Lending Agreement with the U.S. Treasury, any extensions of credit by the U.S. Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of each of the 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make the principal or interest payments due on any FHLBank’s consolidated obligation, even in the absence of a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rate basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations if the Finance Agency decided to make us liable for another FHLBank’s consolidated obligations. Any such liability would negatively affect our financial condition and results of operations, as well as further limit our ability to pay dividends or repurchase or redeem member capital stock.

An agreement with other FHLBanks could make us liable for principal and interest payment obligations of other FHLBanks on intraday overdrafts on their Federal Reserve accounts, increasing our short-term borrowing costs.

In 2006, the FHLBanks were required to enter into an agreement where in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the agreement. Although no FHLBank has failed to timely fund its principal and interest payments since the agreement was put into place, we could incur increased short-term borrowing costs if we should be required to participate in making such payments under the agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently occupy 46,872 square feet of leased space at our headquarters in Seattle, Washington. Our total leased space at this location is 91,374 square feet under a 10-year lease, which expires in April 2013. In December 2006, we executed a sublease for 21,430 square feet of unused space at our headquarters beginning on

April 1, 2007 and expiring on April 30, 2013. In March 2007, we executed a sublease for an additional 7,406 square feet of unused office space at our headquarters beginning on November 1, 2007 and expiring on April 30, 2013, and in October 2008, we executed a sublease for an additional 15,666 square feet of unused office space at our headquarters expiring on April 30, 2013. We lease 2,920 square feet of space at a second location in the Seattle area, as a disaster recovery facility, under a 10-year lease, which expires in February 2013, and 250 square feet of space as a recovery data center in Spokane, Washington, which expires in July 2013.

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

Under the FHLBank Act, no matters are submitted to shareholders for a vote except the election of the Seattle Bank’s directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance” for a discussion of the election process. See our Current Report on Form 8-K filed with the SEC on November 19, 2008 for more information relating to the election of member directors Gordon Zimmerman, William V. Humphrey, Donald V. Rhodes, and Harold B. Gilkey and our Current Report on Form 8-K filed with the SEC on December 17, 2008 for more information on the election of independent and public interest directors Les AuCoin and David Wilson.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period after a member is acquired by a non-member. We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A stock at $100 par value per share six months and Class B stock at $100 par value per share five years after receipt of a written request from a member, subject to regulatory, Board, and Capital Plan limitations.

Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A stock and Class B stock, each of which has a par value of $100 per share. Each class of stock can be issued, redeemed, and repurchased only at par value. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.

As of February 28, 2009, we had 398 shareholders holding 26,303,298 shares of our Class B stock and 109 shareholders holding 1,572,958 shares of our Class A stock. Of the outstanding shares, 8,967,200 and 232,770 were shares of Class B and Class A stock reclassified for financial reporting purposes from equity to mandatorily redeemable capital stock liability.

Dividends

Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A stock to cash. On December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2008, we had excess stock of $858.4 million or 1.5% of our total assets.

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

The following tables represent the dividends paid in 2008 and 2007 on our Class A and Class B stock.

	For the Years Ended December 31,
	2008		2007
Class A Stock	Amount	Annualized Dividend Rate	Amount	Annualized Dividend Rate

(in thousands, except percentages)
First quarter	$3,019	4.56	$
Second quarter	3,089	3.20	5	5.18
Third quarter	1,761	2.08	6	5.24
Fourth quarter			1,511	5.12

Total	$7,869	2.31	$1,522	5.08

	For the Years Ended December 31,
	2008		2007
Class B Stock	Amount	Annualized Dividend Rate	Amount	Annualized Dividend Rate

(in thousands, except percentages)
First quarter	$5,352	1.00	$2,138	0.40
Second quarter	7,497	1.40	3,198	0.60
Third quarter	7,517	1.40	3,208	0.60
Fourth quarter			4,281	0.80

Total	$20,366	0.95	$12,825	0.60

We have not declared or paid dividends since the October 2008 and we cannot estimate when we will resume dividend payments. Any payment of future dividends will be subject to the requirements, limitations, the policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.

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

The following selected financial data for the Seattle Bank should be read in conjunction with Item 8. Financial Statements and Supplementary Data—Audited Financial Statements for the year ended December 31, 2008, as well as the unaudited supplementary data, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	As of December 31,
Selected Financial Data	2008	2007	2006	2005	2004
(in millions, except ratios)
Statements of Condition (at year end)
Total assets	$58,362	$64,207	$53,501	$52,527	$48,080
Cash and investments (1)	16,006	12,539	18,686	23,590	22,428
Advances	36,944	45,525	27,961	21,435	14,897
Mortgage loans held for portfolio	5,087	5,666	6,367	7,216	10,446
Deposits and other borrowings	582	964	990	1,194	1,087
Consolidated obligations (2)	54,469	59,976	49,537	48,503	44,106
Affordable Housing Program (AHP)	16	23	23	31	44
Payable to Resolution Funding Corporation (REFCORP)		5	2	(3)	4
Class A stock—putable	118	287
Class B, B (1), and B (2) stock—putable	1,730	2,141	2,141	2,133	2,027
Retained Earnings	(79)	149	92	69	75
Total capital	1,766	2,576	2,231	2,201	2,102

Statements of Income (for the year ended)
Interest income	$2,247	$3,006	$2,533	$1,961	$1,673
Net interest income	179	171	77	97	156
Other (loss) income	(319)	(28)	3	(28)	4
Other expense	59	46	45	66	47
(Loss) income before assessments	(199)	97	35	3	113
AHP and REFCORP assessments		26	9	1	30
Income before cumulative change in accounting principles	(199)	71	26	2	83
Net (loss) income	(199)	71	26	2	83

Dividends (for the year ended)
Dividends paid in cash and stock (3)	$29	$14	$2	$8	$64
Annualized dividend rate declared (4)	1.14%	0.66%	0.10%	0.41%	2.75%
Class A stock—putable (4)	2.31%	5.08%	N/A	N/A	N/A
Class B stock—putable (4)	0.95%	0.60%	0.10%	N/A	N/A
Class B(1) stock (4) (5)	N/A	N/A	N/A	0.41%	2.87%
Class B(2) stock (4) (5)	N/A	N/A	N/A	0.38%	0.63%
Dividend payout ratio (6)	-14.20%	20.30%	8.28%	494.63%	77.64%

Financial Statistics (for the year ended)
Return on average equity	-7.84%	3.00%	1.16%	0.08%	3.44%
Return on average assets	-0.29%	0.12%	0.05%	0.00%	0.17%
Equity-to-assets ratio (7)	3.76%	3.98%	4.17%	4.06%	4.82%
Total capital-to-assets ratio (8)	4.60%	4.14%	4.30%	4.32%	4.51%
Net interest margin (9)	0.27%	0.29%	0.15%	0.19%	0.31%

(1)	Investments may include, among other things, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.

(2)	Consolidated obligations are the joint and several obligations of all the FHLBanks. The total amount of the FHLBanks’ outstanding consolidated obligations, net of interbank holdings, was approximately $1.3 trillion, $1.2 trillion, $947.3 billion, $931.7 billion and $860.4 billion as of December 31, 2008, 2007, 2006, 2005, and 2004.
(3)	Cash dividends of $28.2 million, $14.3 million, $2.1 million, $23,000, and $66,000 were paid for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The remainder of the dividends were paid in capital stock.
(4)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(5)	We amended our Capital Plan in December 2006 and outstanding Class B(1) capital stock, and Class B(2) capital stock were converted into Class B stock.
(6)	Dividend payout ratio is dividends paid in cash or stock during the period, divided by net (loss) income.
(7)	Equity-to-assets ratio is average capital stock, retained earnings and accumulated other comprehensive loss, divided by the total average assets.
(8)	Total capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(9)	Net interest margin is net interest income divided by the average earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion and analysis reviews our financial condition as of December 31, 2008 and 2007 and our results of operations for the years ended December 31, 2008, 2007, and 2006. It should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2008, included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements” in this report.

General

The Seattle Bank, a federally chartered corporation and one of 12 FHLBanks, is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. All federally insured depository institutions, community development financial institutions and insurance companies engaged in residential housing finance located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans (advances) to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need. We fund these grants and loans through the AHP and the CIP.

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of credit, and general economic conditions.

Market Conditions

The turmoil in the global financial markets that began in mid-2007 intensified during 2008. Increased concerns regarding the creditworthiness and nonperformance risks of trade counterparties resulted in, among other things, a significant curtailment of borrowing and lending activities, including interbank lending, particularly in the second and third quarters of 2008. The resulting lack of liquidity contributed to significant declines in market value and capitalization of many of the financial industry’s largest companies, and in turn, resulted in a number of failures, mergers, and government conservatorships.

The deterioration in the U.S. mortgage market also accelerated in 2008, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide during the second half of the year. In addition, a significant number of market makers for private-label mortgage-backed securities failed, exited the business line, or dramatically reduced support for these types of securities in 2007 and 2008.

The primary private-label mortgage-backed security market has for the most part ceased operating, and a large number of mortgage loan originators have exited non-conforming mortgage loan lending. Further, uncertainty over the impact of new or proposed governmental actions, including mortgage loan modification programs, as well as rapid home price deterioration and changes in borrower, lender, and investor behavior depressed and complicated the pricing of private-label mortgage-backed securities. The uncertainty as to the depth and duration of these trends has resulted in a change in the market for private-label mortgage-backed securities, such that what had been a generally functioning market in early to mid-2007 has become a highly illiquid market, with prices reflecting a lack of dealer and investor sponsorship. In addition, the NRSROs have downgraded a significant number of private-label mortgage-backed securities, including some owned by the Seattle Bank.

These and other factors have prompted significant actions by governments, regulatory agencies, and other credit market participants around the world, including in the United States. For example, during the second half of 2008 and early 2009, the U.S. Treasury, the Federal Reserve, the FDIC, and the Finance Agency announced a number of major initiatives, including new regulations impacting the FHLBank System, our members, and the financial markets generally, to address liquidity pressures and increase confidence among credit market participants, including, among others:

•	Lending Agreements with each of the FHLBanks

•	New FHLBank capital adequacy standards and requirements

•	FDIC’s TLGP

•	FDIC’s increase in deposit insurance coverage and assessments

•	Unsecured money market fund guarantees

•	Loans to and/or equity investments in a large number of corporations, including most major federally insured depositories and American Insurance Group, a global insurance company, through the TARP

•	Conservatorship of Fannie Mae and Freddie Mac

•	Federal funds rate reduction to a historically low rate

•	More active roles in the credit and housing markets pursuant to the Housing and Stabilization Acts

•	Approval of the 2009 Stimulus Package

See “Regulatory Developments” below for additional information.

For many of our members, most available sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, were either constrained or significantly more expensive than FHLBank advances during the majority of 2008. The Seattle Bank experienced unprecedented advance volumes in the second and third quarters of 2008, and although demand for advances began to decline moderately during the fourth quarter of 2008, we consistently provided liquidity to members throughout the year.

The prevailing market conditions, including events relating to other housing GSEs, particularly impacted the interest rates on FHLBanks consolidated obligations during 2008. Investor demand for high-quality, short-term debt was particularly strong in the second, third, and fourth quarters of 2008, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes. Conversely, demand for longer-term debt was low during the second half of 2008, which negatively impacted the interest rates on these types of instruments. Because demand for short-term advances was particularly strong, we were able to minimize the need to participate in the issuance of longer-term debt and continued to realize favorable spreads on our advance business.

The significant reduction in the market value and demand for private-label mortgage-backed securities adversely impacted the market value of investments for a number of FHLBanks, including the Seattle Bank, resulting in voluntary suspensions of dividends and stock repurchases in order to conserve capital. As a result of these market value declines, the Seattle Bank reported an unrealized market value loss of $2.1 billion and a risk-based capital deficiency as of December 31, 2008. The difficulties in the private-label mortgage-backed securities market also led to our recording $304.2 million in other-than-temporary impairment charges on our investment in these assets, resulting in a net loss for 2008 of $199.4 million and an accumulated deficit of $78.9 million as of December 31, 2008. In addition, continued deterioration in the mortgage-backed securities market between December 31, 2008 and February 28, 2009 has led to additional downgrades of some of our private-label mortgage-backed securities, indicating a higher possibility of further other-than-temporary impairments.

Members

In the second half of 2008, the Seattle Bank experienced changes in our membership (including our three largest members).

•

In September 2008, BofA announced that it had agreed to purchase Merrill Lynch, which transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. Although the long term impact of the completed BofA/Merrill Lynch merger transaction on our advances is unknown, as of February 28, 2009, the two members continue to utilize their borrowing capacity.

•

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-Seattle Bank member entity, JPMorgan Chase Bank, N.A., which assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank.

•

During 2008, the Seattle Bank added 20 new members, offsetting the 10 members lost to mergers and acquisitions. We believe the increase in membership was due to the Seattle Bank’s continued ability to provide liquidity during the volatile market conditions in 2008.

Financial Results and Condition

The Seattle Bank recorded a net loss of $199.4 million for the year ended December 31, 2008, a decrease of $270.1 million from net income of $70.7 million for the year ended December 31, 2007. The decrease in net income for the year ended December 31, 2008 was primarily due to $304.2 million in other-than-temporary impairment charges on certain of our held-to-maturity securities (further discussed below), $21.7 million net realized losses on debt retirements, and a $4.2 million net loss on the termination of derivative contracts with LBSF, partially offset by an increase in net interest income resulting from reduced interest expense and net prepayment fee income.

As of December 31, 2008, we had total assets of $58.4 billion, total outstanding capital stock of $2.8 billion, and an accumulated deficit of $78.9 million compared to total assets of $64.2 billion, total outstanding capital stock of $2.5 billion, and retained earnings of $148.7 million as of December 31, 2007. The decrease in assets primarily resulted from a lower advance balance, partially offset by increased short-term investments, including federal funds sold and securities purchased under agreements to resell. The increase in total outstanding capital stock primarily resulted from increases in advance-related member purchases of Class B stock, and our accumulated deficit as of December 31, 2008 primarily resulted from other-than-temporary impairment charges on certain of our held-to-maturity securities.

As a result of our quarterly reviews of our held-to-maturity securities, we recorded other-than-temporary impairment charges of $304.2 million relating to certain of our private-label mortgage-backed securities for the year ended December 31, 2008. We could recognize additional other-than-temporary impairment charges, as well as estimated principal losses or interest shortfalls, on our private-label mortgage-backed securities if delinquency or loss rates on mortgages continue to increase or residential real estate values continue to decline beyond our forecasted levels as of December 31, 2008, further negatively impacting our earnings and accumulated deficit. We believe that the recent ratings downgrades may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage backed securities in the future. See “—Financial Condition—Investments,” “—Critical Accounting Policies and Estimates,” and “Part I. Item 1A. Risk Factors,” for a full discussion of other-than-temporary impairment.

Changes in market interest rates and the considerable decline in activity in the primary and secondary mortgage-backed securities markets since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our mortgage-backed securities. As of February 28, 2009 and December 31, 2008 and 2007, our net unrealized market value losses were $1.8 billion, $2.1 billion, and $460.1 million, which, in accordance with U.S. GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 33.0%, 22.9%, and 82.2% as of February 28, 2009 and December 31, 2008 and 2007. The increase in unrealized market value losses December 31, 2008 and December 31, 2007 is primarily due to our investments in private-label mortgage-backed securities collateralized by Alt-A mortgage loans, the market value of which has significantly declined since mid-2007 (in particular in the second, third, and fourth quarters of 2008). We believe that the overall intrinsic value of our private-label mortgage-backed securities, which we have determined using third-party pricing services, is generally not represented by the current market value. See “—Critical Accounting Policies and Estimates” for additional information on the estimation of fair values.

As a result of the decline in the market value of our private-label mortgage-backed securities, we reported a risk-based capital deficiency as of December 31, 2008. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we were temporarily unable to redeem or repurchase any Class A or Class B stock outstanding. A subsequent increase in the market values of our private-label mortgage-backed securities corrected our risk-based deficiency as of January 31, 2009, and in February 2009, we redeemed $669,000 of Class B capital stock owned by a former member following the five-year redemption period. Due to rating agency downgrades of a number of our private-label mortgage-backed securities, we again had a risk-based capital deficiency as of February 28, 2009. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we are striving to conservatively manage our capital. We cannot predict when we will resume dividend payments and stock repurchases or redemptions, and the Finance Agency or other regulatory or legislative body could require us to take specified actions relating to any risk-based capital deficiency.

We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our mortgage-backed securities and mortgage loans held for portfolio, may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk. We expect that our market-value-of-equity ratio will continue to be depressed until the difference between the market value of our assets and liabilities improves and conditions more consistent with past experiences return to the credit markets. For additional information, see “—Financial Condition,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” Notes 8 and 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part I. Item 1A. Risk Factors” in this report.

We believe the condition of the U.S. economy will continue to affect and be affected by liquidity issues in the global financial markets and the deterioration in the U.S. housing market, through at least 2009. Going forward, the Seattle Bank will continue to manage our business in order to meet our members’ needs, particularly liquidity availability, in varying market conditions. However, the actions that we have taken and continue to take to manage these needs may negatively impact our financial condition and results of operations. For example, we have shifted our short-term investment strategy from investing in higher-yielding unsecured investments to investing in lower-yielding secured investments in order to reduce our counterparty credit risk. As a result, we recorded a significant reduction in our investment interest income in the fourth quarter of 2008 and expect this decline to continue in 2009. In addition, while we continue to assess the impact of legislative, regulatory, and membership changes, we believe that these changes will affect, possibly negatively, advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Legislative and Regulatory Developments

The Housing Act, enacted in July 2008, was designed to, among other things, address the current housing financial crisis, expand the FHA’s financing authority, and address GSE reform issues. Highlights of significant provisions of the Housing Act that directly affect the Seattle Bank include the following:

•

Creation of a new federal agency regulator, the Finance Agency, for the FHLBanks, Fannie Mae, and Freddie Mac. The regulations, policies, and directives of the Finance Board (the FHLBanks’ former regulator) transferred to the Finance Agency. References to the Finance Board in our current and periodic reports are deemed to refer to the Finance Agency, as appropriate, as all responsibilities have transferred to the new regulator.

•	Authorization of the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions.

•	Modification of FHLBank board of director requirements relating to composition, election process, and compensation limits.

In September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac, two of the housing GSEs, were being placed in conservatorship. As conservator, the Finance Agency has full powers to control the assets and operations of these institutions. The U.S. Treasury put in place a set of financing agreements to ensure, among other things, that Fannie Mae and Freddie Mac continue to meet their obligations to holders of bonds that they have issued or guaranteed. These actions helped improve spreads on agency debt post-conservatorship, including, to some extent, FHLBank System debt, relative to U.S. Treasury securities.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. As of December 31, 2008, no FHLBank had utilized the Lending Agreements. For additional information regarding the Lending Agreements, see “—Capital Resources and Liquidity—Liquidity” in this report.

In October 2008, the Stabilization Act was signed into law, enabling the U.S. Treasury to, among other things, purchase up to $700 billion in troubled assets, including mortgage loans and mortgage-backed securities, through the TARP. As of February 27, 2009, the U.S. Treasury had committed a total $306.5 billion, primarily for capital investments in financial institutions, under the TARP.

On January 30, 2009, the Finance Agency published an interim final rule that implements the PCA provisions of the Housing Act. The interim rule establishes four capital classifications for FHLBanks and implements the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined by the Finance Agency to be other than adequately capitalized, the FHLBank will become subject to additional supervisory authority by the Finance Agency, and a range of mandatory or discretionary restrictions may be imposed. For example, an FHLBank would need to review its operating and financial contracts and counterparty agreements to determine whether a capital deficiency or the application of the PCA requirements to the FHLBank will trigger defaults or otherwise impact the terms of those contracts and agreements.

The PCA provisions include four capital classifications for the FHLBanks:

•	Adequately capitalized (meets or exceeds all of its risk-based and leverage capital requirements)

•	Undercapitalized (does not meet one or more of its capital requirements, but it is not significantly or critically undercapitalized)

•	Significantly undercapitalized (permanent or total capital is less than 75% of its capital requirements, but it is not critically undercapitalized)

•	Critically undercapitalized (total capital is less than or equal to 2% of total assets)

The Director of the Finance Agency may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director of the Finance Agency that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of March 26, 2009, we have received no notification from the Finance Agency regarding our capital adequacy classification. See “Part I. Item 1. Business—Statutory Capital Requirements” for additional information on consequences for FHLBanks that are not determined to be adequately capitalized.

In February 2009, the Stimulus Package was signed into law. The Stimulus Package does not contain any provisions that directly impact the Seattle Bank and its effects on the Seattle Bank are currently unclear. The legislation includes spending designed to increase employment, prevent home foreclosures, and increase mortgage loan refinancing.

The Seattle Bank is continuing to evaluate the implications of the Housing and Stabilization Acts, the Stimulus Package, the interim rule, and related regulations, orders, and reports on our members’ and the Seattle Bank’s businesses. See “Part I. Item 1A. Risk Factors” in this report.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of December 31, 2008 declined from December 31, 2007, from $45.5 billion to $36.9 billion and from 70.9% to 63.3%. These declines primarily resulted from advance maturities of our largest borrowers and our significantly increasing our short-term investments portfolio, which includes federal funds sold and securities sold under agreements to repurchase, to provide sufficient liquidity to meet members’ demand for advances, as well as to provide additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2008, 2007, and 2006.

	As of December 31,
Major Categories of Assets as a Percentage of Total Assets	2008	2007	2006
(in percentages)
Advances	63.3	70.9	52.2
Investments	27.4	19.5	34.9
Mortgage loans held for portfolo	8.7	8.8	11.9
Other assets	0.6	0.8	1.0

Total	100.0	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. In addition, during the third quarter of 2008, the Seattle Bank entered into the Lending Agreement with the U.S. Treasury designed to serve as a contingent source of liquidity. For additional information regarding the Lending Agreement, see “—Capital Resources and Liquidity—Liquidity.”

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of December 31, 2008, 2007, and 2006.

Major Categories of Liabilities and Total Capital as a Percentage of Total Liabilities and Capital	As of December 31,
	2008	2007	2006
(in percentages)
Consolidated obligations	93.3	93.4	92.5
Deposits	1.0	1.5	1.9
Other liabilities*	2.7	1.1	1.4
Total capital	3.0	4.0	4.2

Total	100.0	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.6% of total liabilities and capital, as of December 31, 2008, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with U.S. GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of December 31, 2008 and 2007, we had net unrealized market value losses of $2.1 billion and $460.1 million. Because of these net unrealized market value losses, the ratio of the market value to book value of our equity was 22.9% and 82.2% as of December 31, 2008 and 2007. The decline between December 31, 2008 and December 31, 2007 was primarily due to an additional unrealized market value loss on our private-label mortgage-backed securities. We expect that our market value of equity will continue to be depressed until the differences in market value between our assets (most significantly our mortgage-related assets) and liabilities improve and conditions more consistent with past experience return to the credit markets. We have elected not to hedge the basis risk of our mortgage-related assets due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 18.8%, or $8.6 billion, to $36.9 billion, as of December 31, 2008, compared to December 31, 2007. This decrease was primarily the result of the maturity of advances with our largest members, partially offset by a general increase in activity across our entire membership during the year ended December 31, 2008.

Advances increased by $17.5 billion, to $45.5 billion, as of December 31, 2007, compared to December 31, 2006. This increase was primarily the result of significant activity with two of our largest members in the third quarter of 2007 and a general increase in activity across our entire membership in the fourth quarter of 2007.

As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. [formerly Washington Mutual Bank, F.S.B.] with 35.0%, Merrill Lynch Bank USA with 10.3%, and Bank of America Oregon, N.A. with 11.4%). As of December 31, 2007, five borrowers held 70.4% of the par value of our outstanding advances, with three borrowers holding 63.0% (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). No other borrower held over 10% of our outstanding advances as of December 31, 2008 or 2007. Although the long-term impact of the completed BofA/Merrill Lynch merger transaction on our advance levels is unknown, as of February 28, 2009, the two members continue to utilize their borrowing capacity. We expect that advance volumes and associated advance interest income will continue the decline that began in the fourth quarter of 2008 as a result of the acquisition of our largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase, a non-member institution. The majority of this former member’s advances mature during 2009 and it is unknown at this time whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. The ability of our members to issue FDIC-insured unsecured debt under TLGP, as well as expanded lending activities by the Federal Reserve, may also adversely impact advance volumes.

The percentage of advances maturing in one year or less increased to 66.2% as of December 31, 2008, from 54.4% and 57.7% as of December 31, 2007 and 2006, while the percentage of variable interest-rate advances (including floating-to-fixed convertible advances) as a portion of our total advance portfolio declined to 31.6% as of December 31, 2008, compared to 59.9% and 44.0% as of December 31, 2007 and 2006. These changes reflect our members’ preference for short-term, fixed interest-rate funding in the volatile market conditions that began in the second half of 2007 and continued throughout 2008.

The total weighted-average interest rate on our advance portfolio declined significantly to 3.02% as of December 31, 2008 from 4.86% as of December 31, 2007. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as on our cost of funds (which is the basis for our advance pricing). In 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate by 425 basis points, to 0.50%, after reducing the federal funds rate by 100 basis points in 2007, in an effort to stimulate the U.S. economy and financial markets. These interest-rate reductions and increased member demand for short-term, fixed interest-rate advances contributed to significantly lower yields on our advances across all terms to maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$24,014,584	2.65	$24,686,967	4.84
Due after one year through two years	4,540,058	3.34	13,032,053	4.95
Due after two years through three years	1,679,058	3.83	2,227,761	4.94
Due after three years through four years	1,440,120	3.89	955,383	4.96
Due after four years through five years	1,353,482	3.32	1,412,059	4.60
Thereafter	3,268,677	4.41	3,042,967	4.62

Total par value	36,295,979	3.02	45,357,190	4.86
Commitment fees	(803)		(919)
Discount on AHP advances	(126)		(217)
Discount on advances	(5,030)		(5,996)
SFAS 133 hedging adjustments	653,831		174,481

Total	$36,943,851		$45,524,539

For additional information on advances, see Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the significant volatility in the global capital markets, including the U.S. credit markets, the availability of many sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements were either constrained or significantly more expensive than FHLBank advances during 2008 and the second half of 2007.

The Seattle Bank’s advance pricing alternatives include differential pricing, daily market-based pricing, and auction pricing (which is generally offered two times per week and for limited terms). We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances.

	For the Years Ended December 31,
Advance Pricing	2008	2007	2006
(in percentages)
Differential pricing	48.6	69.2	79.5
Daily market-based pricing	48.7	19.0	10.0
Auction pricing	2.7	11.8	10.5

Total	100.0	100.0	100.0

We believe that the use of differential pricing gives us greater flexibility to compete for more advance business and that the decline of such pricing and the comparative increase in the use of daily market-priced advances in 2008 were primarily due to continued volatility in the credit markets and lack of alternative, competitively priced funding options. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to increase our advance balance and improve our ability to generate net income and lending capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock and provide access to an excess stock pool to encourage advance usage. Our members’ access to the excess stock pool to satisfy their advance stock purchase requirements for new or renewing advances was suspended effective December 31, 2007. The members that used the stock pool had to purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of December 31, 2008, no members had advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the introduction of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available funds to meet potential additional demand for advances. The excess stock pool expired on October 1, 2008.

Overall, we believe that the availability of the Class A stock and temporary access to the excess stock pool to capitalize new advance activity, as well as our resumption of quarterly dividend payments in December 2006, contributed to our members’ use of our advances, particularly those that required new stock purchases in 2008 and 2007. However, as a result of other-than-temporary impairment charges recorded in the third quarter of 2008, we announced in November 2008 that no fourth quarter dividend would be paid, and in January 2009, we announced that, as a result of a likely deficiency in risk-based capital as of December 31, 2008, we were suspending capital stock repurchases and redemptions. A subsequent increase in market values corrected our risk-based capital deficiency as of January 31, 2009, and, in February 2009, we redeemed $669,000 of Class B stock owned by a former member, following the five-year redemption period. As a result of rating agency downgrades on a number of our private-label mortgage-backed securities, we again had a risk-based capital deficiency as of February 28, 2009. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we are striving to conservatively manage our capital in order to meet our risk-based capital requirement. However, we cannot predict when we will resume dividend payments and stock repurchases or redemptions. Further, the Finance Agency or other regulatory or legislative body could require us to take specified actions relating to any risk-based capital deficiency.

In February 2008, we amended our Capital Plan to (i) allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and (ii) increase the range within which our Board can set the member advance stock purchase requirement to between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of capital stock.

On March 4, 2009, the FDIC issued a final rule to raise an insured institution’s base assessment rate based upon an institution’s ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25%) would increase the assessment rate, with the resulting base assessment rate after any such increase never being more than 50% greater than it was before the adjustment. Because our advances are considered secured liabilities by our members, the rule will have the effect of increasing the all-in borrowing costs for our members, including when borrowing from the Seattle Bank, which may tend to reduce member demand for our advances.

See “—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” and “Part 1. Item 1A. Risk Factors,” for additional information.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2008 and 2007, we had advances of $20.6 billion and $28.6 billion outstanding to three borrowers, which represented 56.7% (with 35.0%, 11.4%, and 10.3%) and 63.0% (with 23.3%, 20.6%, and 19.1%) of our total par value of advances outstanding. We held sufficient collateral to fully secure the advances to these borrowers, as well as the advances to all member and non-member borrowers, and, as a result, we do not expect to incur any credit losses on these advances. We have never experienced a credit loss on an advance.

We actively monitor our members’ financial condition to ensure that our credit risk on advances is minimized. Should the financial condition of a member decline or become otherwise impaired, we may take possession of a member’s collateral, or require that the member provide additional collateral to us. In 2008, due to deteriorating market conditions and pursuant to our advances agreements, we moved a number of member borrowers from blanket collateral arrangements to physical possession. The physical possession collateral arrangement reduces our credit risk exposure and allows us to continue lending to members whose financial condition may have weakened.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, securities purchased under agreements to resell, and TLGP securities; long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying value of our investments, both short- and long-term, as of December 31, 2008, 2007, and 2006.

	As of December 31,
Short- and Long-Term Investments	2008	2007	2006
(in thousands)
Short-Term Investments
Federal funds sold	$2,320,300	$1,551,000	$2,832,000
Certificates of deposit			2,165,000
Securities purchased under agreements to resell	3,900,000
Other (TLGP securities)	1,250,000

Total short-term investments	7,470,300	1,551,000	4,997,000

Long-Term Investments
Consolidated obligations of other FHLBanks		2,524,974	4,224,959
Mortgage-backed securities	7,589,423	7,481,891	6,613,347
Other U.S. agency obligations	64,164	89,082	146,298
Government-sponsored enterprise obligations	875,604	882,059	2,691,238
State or local housing agency obligations	5,700	8,889	12,067

Total long-term investments	$8,534,891	$10,986,895	$13,687,909

In January 2007, our Board approved a minimum operating capital-to-assets ratio of 4.05% (and set a target of 4.10%) in order to allow us to more fully leverage our capital and provide liquidity to fund advances. In September 2008, we shifted our short-term investment strategy from investing in higher-yielding unsecured investments to investing in lower-yielding secured investments in order to reduce our counterparty credit risk. Because we were unable to fully replace the unsecured investments as they matured with secured investments, our capital-to-assets ratio increased to 4.60% as of December 31, 2008. Until the capital markets begin to operate more normally, we expect to continue to manage our business to a capital-to-assets ratio target higher than 4.10%, although our actual capital-to-assets ratio may vary, possibly significantly.

Between December 31, 2007 and December 31, 2008, to provide for sufficient liquidity to meet members’ demand for advances, we significantly increased our short-term investments by leveraging our members’ capital stock purchases and reinvesting funds from prepaid advances and long-term investments that were called prior to contractual maturity. As a result, as of December 31, 2008, our short-term investments increased by 381.6%, to $7.5 billion, from $1.6 billion as of December 31, 2007. Our long-term investment portfolio declined by 22.3%, to $8.5 billion, primarily due to the call or sale (within three months of maturity) of $2.5 billion in consolidated obligations of other FHLBanks we held as of December 31, 2007. We expect that our short-term investment portfolio will fluctuate based on the Seattle Bank’s liquidity and leverage needs.

As of December 31, 2008 and 2007, we held $4.6 billion and $6.4 billion of held-to-maturity investments with unrealized losses of $1.8 billion and $108.8 million that had been in an unrealized loss position for over 12 months. The unrealized losses relating to our held-to-maturity investments as of December 31, 2008 and 2007 were primarily related to declining market values as a result of widening credit spreads and the unfavorable market conditions for mortgage-related products, especially in the third and fourth quarters of 2008. Based on the credit quality of our securities, the underlying collateral, and additional credit support, together with our intent and ability to hold the securities until recovery, which may be at maturity, we believe that these unrealized losses primarily represent temporary impairments. However, as of September 30, 2008 and December 31, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of certain private-label mortgage-backed securities was temporary, and accordingly, recognized other-than-temporary impairment charges of $304.2 million for the year ended December 31, 2008 as discussed in more detail below.

Evaluation of Other-Than-Temporary Impairment of Securities

We evaluate our held-to-maturity securities for other-than-temporary impairments, based on an evaluation of both current and future estimated market and credit conditions, at the end of each quarterly period, including December 31, 2008. We perform an initial security-by-security review that considers numerous factors, which include, but are not limited to, the credit rating and related outlook or status; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees; the underlying type of collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as the market and economic environment at the time of our assessment. For example, we considered rating downgrades occurring after year-end, as part of our December 31, 2008 evaluation. We also consider the Seattle Bank’s intent and ability to hold a temporarily impaired security until recovery, which may be at maturity.

If our initial analysis identifies securities at risk of other-than-temporary impairment, we perform additional testing of these investments, which are typically private-label mortgage-backed securities. We employ third-party models to project the lifetime cash flows that would be passed through to us from the at-risk securities. These models incorporate each security’s structure, including credit enhancements, with assumptions regarding liquidation rate, housing price appreciation, loss severity levels, prepayment rate, and months to liquidation of the underlying collateral. We perform our analyses under various sets of assumptions, based on our assessment of current financial trends and other market observable information. These scenarios are applied against each security’s credit structure to monitor credit enhancement sufficiency to protect our investment. We consider loan level information including estimated loan-to-value ratios, FICO® credit scores, geographic concentrations, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. The models estimate future cash flows, including defaults and losses, to help us assess the probability that the Seattle Bank will receive all contractual cash flows.

We believe that the market value losses on our private-label, mortgage-backed securities are primarily the result of illiquidity and larger risk premiums. Except as discussed below, we have not identified any securities in our held-to-maturity investment portfolio for which a principal loss or interest shortfall are probable. In addition, we continue to have the positive intent and ability to hold our temporarily impaired securities until recovery.

As a result of our other-than-temporary impairment analyses as of September 30, 2008 and December 31, 2008, including our consideration of qualitative factors and the results of our cash flow modeling, we determined that we lacked sufficient persuasive evidence to conclude that the impairment of certain private-label mortgage-backed securities was temporary. Accordingly, we recognized other-than-temporary impairment charges of $304.2 million for the year ended December 31, 2008 related to private-label mortgage-backed securities in our held-to-maturity portfolio, which are reported in the other (loss) income section of the Statement of Operations as “realized losses on held-to-maturity securities.” We recorded no other-than-temporary impairment charges during the years ended December 31, 2007 or 2006.

The following table summarizes our other-than-temporary impairment charges for the year ended December 31, 2008.

Other-than-Temporarily Impaired Securities	Carrying Value Prior to Impairment	Carrying Value After Impairment	Other-than- Temporary Impairment Charge	Estimated Principal (Loss) as of December 31, 2008
(in thousands)
Alt-A private-label mortgage-backed securities	$546,442	$242,199	$304,243	$(11,917)

We applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), as amended by FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1), in recording the other-than-temporary impairment charges on certain of our held-to-maturity securities. We wrote down our other-than-temporarily impaired securities to current estimated fair value based on prices supplied by third-party services, establishing a new cost basis (see “—Summary of Critical Accounting Policies and Estimates” for additional information on how we determine estimated fair values for held-to-maturity securities). We believe that this write-down to fair value diverges materially from the amount of the loss we expect to realize over the life of these securities and because the $304.2 million charge is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market. We have both the intent and the ability to hold these securities until their maturity, and based on analysis of anticipated cash flows on these securities, we estimate our principal loss on these securities to be approximately $11.9 million as of December 31, 2008. In estimating our principal loss on these securities, we have made certain assumptions regarding the underlying collateral including assumptions on default rates, loss severities, prepayment rates, and interest rates, which ultimately factor into our estimated future recovery of cash flows. We accrete the difference between the new cost basis and the estimated principal loss over the life of the security through an adjustment to the yield on the securities. Subsequent favorable or unfavorable changes in estimated cash flows (i.e., estimated principal loss) will be accounted for as a yield adjustment to these securities.

Since December 31, 2008, the NRSROs have downgraded a significant number of private-label mortgage-backed securities, including some owned by the Seattle Bank. If, among other things, loan credit performance deteriorates beyond our forecast assumptions concerning loan default rates, loss severities, and prepayment speeds, the securities we impaired could become further impaired or other securities could become other-than-temporarily impaired, which, should the severely depressed market values as of December 31, 2008 persist, as has been the case through February 28, 2009, could lead to additional significant impairment charges and lower earnings and additional accumulated losses, as well as result in possible actions being imposed by our regulator. Although credit concerns have arisen from the increase in delinquencies and foreclosures of mortgage loans underlying these securities, as well as from the deterioration in housing prices, we believe that a significant portion of the mortgage-backed security price deterioration is due to the illiquidity in the current mortgage-backed securities market. Currently, we cannot predict when or if additional other-than-temporary impairment charges may occur or their size if they do occur. See “Part I. Item 1A. Risk Factors,” “—Summary of Critical Accounting Policies and Estimates,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Credit-Risk Management—Investments,” for additional information.

Consolidated Obligations of Other FHLBanks

As of December 31, 2008, we no longer hold any investments in consolidated obligations of other FHLBanks, a decrease of $2.5 billion from our investment in such obligations as of December 31, 2007. In the first quarter of 2008, $2.0 billion of these consolidated obligations were called. We sold the remaining $500.0 million investment in these obligations within three months of their maturity in the second quarter of 2008.

Mortgage-Backed Securities

Previously, each FHLBank’s investment in mortgage-backed securities at the time a security was purchased, was limited to 300% of a bank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board adopted a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately, from 300% to 600% of a bank’s regulatory capital. This resolution, which remains in effect for two years, requires an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. At this time, we do not expect to utilize this increased authority.

Our investment in mortgage-backed securities represented 282.4%, 281.3%, and 287.2% of our regulatory capital as of December 31, 2008, 2007, and 2006. Mortgage-backed securities as of December 31, 2008, 2007, and 2006 included $1.3 billion, $992.1 million, and $758.1 million in Fannie Mae mortgage-backed securities and $728.0 million, $721.7 million, and $1.0 billion in Freddie Mac mortgage-backed securities. As of December 31, 2008, the carrying value of our investments in mortgage-backed securities rated “AAA” (or its equivalent) by a NRSRO, such as Moody’s, S&P, and Fitch, totaled $7.5 billion.

The following tables summarize the carrying value and fair value of our private-label mortgage-backed securities and their various credit ratings as of December 31, 2008 and the credit rating changes of our private-label mortgage-backed securities from as of December 31, 2008 and February 28, 2009. The downgraded securities each had a stable outlook as of February 28, 2009.

Private-Label Mortgage-Backed Securities Ratings	As of December 31, 2008
	Carrying Value	Fair Value
(in thousands)
AAA	$5,470,426	$3,515,397
AA	56,779	30,985
A	38,905	38,872
BBB	17,694	17,677
Below investment grade	2,918	2,918

Total private-label mortgage-backed securities	$5,586,722	$3,605,849

	Rating Agency Actions Between December 31, 2008 and February 28, 2009
	To
Downgraded Private-Label Mortgage-Backed Securities	AA	A	BBB	Below Investment Grade
(in thousands)
From AAA	$8,311	$92,045	$349,499	$1,447,932
From AA				15,153
From A				36,316
From BBB				16,582

Total carrying value	$8,311	$92,045	$349,499	$1,515,983

We believe that these ratings downgrades may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage backed securities in the future.

Other U.S. Agency Obligations

Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of December 31, 2008 from December 31, 2007, primarily due to principal repayments.

Government-Sponsored Enterprise (GSE) Obligations

Our held-to-maturity investments in GSEs consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $300.9 million, $304.3 million, and $908.5 million and Freddie Mac securities totaled $275.6 million, $278.8 million, and $1.5 billion as of December 31, 2008, 2007, and 2006. These securities represented 3.6%, 4.7%, and 12.8% of total investments as of such dates. Finance Agency regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $4.9 billion and $5.4 billion in conventional mortgage loans and $205.4 million and $236.5 million in government-insured mortgage loans as of December 31, 2008 and 2007. The decrease for the year ended December 31, 2008 was due to our receipt of $564.0 million in principal payments. As a result of our decision to exit the MPP in 2005, we ceased entering into new master commitment contracts and terminated all open contracts in 2006.

As of December 31, 2008 and 2007, 87.0% and 86.7% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from Washington Mutual Bank, F.S.B. We do not expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of December 31, 2008, 2007, and 2006.

	As of December 31,
Mortgage Loan Portfolio Activity	2008	2007	2006
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,642,177	$6,336,632	$7,182,542
Mortgage loans transferred to real-estate owned	(365)	(769)	(373)
Maturities and principal amount sold	(563,971)	(693,686)	(845,537)

Mortgage loan par balance at period end	5,077,841	5,642,177	6,336,632

Mortgage loan net premium balance at beginning of the year	23,393	30,016	33,065
Net premium on loans transferred to real estate owned	(2)	4
Net premium recovery from repurchases	(21)	(11)	(92)
Net premium amortization	(13,888)	(6,616)	(2,957)

Mortgage loan net premium balance at period end	9,482	23,393	30,016

Total mortgage loans held for portfolio	$5,087,323	$5,665,570	$6,366,648

Premium balance as a percent of mortgage loan par amounts	0.19%	0.41%	0.47%
Average FICO score* at origination	746	745	745
Average loan-to-value ratio at origination	64.26%	64.39%	64.81%

*	The FICO® score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Derivative Assets and Liabilities

As of December 31, 2008, 2007, and 2006, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $32.0 million, $131.5 million, and $133.4 million and derivative liabilities of $235.4 million, $23.4 million, and $46.8 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements during December 31, 2008, 2007, and 2006. In addition, the change in the derivative asset balance also reflects the termination of the interest-rate exchange agreements with our former counterparty, LBSF, as discussed further below. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. (ISDA)

master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF. Unwinding our derivative transactions resulted in $6.0 million of net gains on derivatives and hedging activities during the third quarter of 2008. In addition, upon unwinding of the derivative transactions between the Seattle Bank and LBSF, we established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. An offsetting “provision for credit loss on receivable” in the other expense section of the Statement of Operations for the year ended December 31, 2008 was established based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF.

We have traditionally used derivatives to hedge advances and consolidated obligations, as well as intermediary swaps for members. We have elected not to hedge the basis risk of our mortgage-related assets due to the cost and lack of available derivatives that we believe can effectively hedge this risk. The principal derivative instruments we use are interest-rate exchange agreements such as interest-rate swaps, caps, floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, when appropriate, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

The notional amount of interest-rate exchange agreements increased by $1.2 billion, to $30.6 billion, as of December 31, 2008, compared to December 31, 2007, and decreased by $3.8 billion, to $29.4 billion, as of December 31, 2007, compared to $33.2 billion as of December 31, 2006. Changes in the notional amount of interest-rate exchange agreements reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

For additional information, see “—Results of Operations—Other Income,” “—Summary of Critical Accounting Policies and Estimates,” Note 8 and 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Instruments that Address Market Risk” in this report.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. As of December 31, 2008, the Seattle Bank was rated “AA+” (stable outlook) by S&P and “Aaa” (stable outlook) by Moody’s. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in this report.

Consolidated Obligation Discount Notes

Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 6.0%, to a par amount of $15.9 billion as of December 31, 2008, from $15.1 billion as of December 31, 2007, and increased by $13.6 billion, from $1.5 billion as of December 31, 2006. During 2008 and the second half of 2007, market demand for short-term, high-quality financial instruments greatly increased as a result of the extreme volatility and uncertainty in the global capital markets. As a result, we significantly increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments.

Consolidated Obligation Bonds

Our allocated portion of the FHLBank System’s combined consolidated obligation bonds outstanding was a par amount of $38.1 billion, $44.9 billion, and $48.2 billion as of December 31, 2008, 2007, and 2006. Due to the demand for short-term, high-quality financial instruments in 2008 and the relatively higher cost of and lack of demand for longer-term funding during 2008 and the second half of 2007, we significantly decreased our issuances of longer-term fixed interest-rate consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds increased by $5.2 billion, to $13.3 billion, as of December 31, 2008 from December 31, 2007, and increased by $6.8 billion, to $8.1 billion, as of December 31, 2007 from December 31, 2006. The increases in variable interest-rate consolidated obligation bonds generally corresponded to the increase in variable interest-rate investments and fixed interest-rate advances swapped to variable interest rates made during 2008 and 2007. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

We seek to match, to the extent possible, the anticipated cash flows of our debt to the anticipated cash flows of our assets. The cash flows of mortgage-related instruments are largely dependent on the prepayment behavior of borrowers. When interest rates rise and all other factors remain unchanged, borrowers (and issuers of callable investments) tend to refinance their debts more slowly than originally anticipated; when interest rates fall, borrowers tend to refinance their debts more rapidly than originally anticipated. We use a combination of bullet and callable debt in seeking to match the anticipated cash flows of our fixed interest-rate mortgage-related assets and callable investments, using a variety of prepayment scenarios.

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred throughout 2008 and the second half of 2007, issuance costs for discount notes were less expensive than structured funding (i.e., interest-rate swapped consolidated obligation bonds with option features).

Our callable consolidated obligation bonds decreased by $10.7 billion, to $8.5 billion, as of December 31, 2008, compared to December 31, 2007, and decreased by $5.3 billion as of December 31, 2007, to $19.2 billion, compared to December 31, 2006, primarily due to shifts in our structured funding portfolio. We use structured funding to manage liquidity and interest-rate risk and reduce funding costs. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During 2008, 2007, and 2006, we called and extinguished certain high-cost debt primarily to economically lower the relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligations called and extinguished for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Consolidated Obligations Called and Extinguished	2008	2007	2006
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$17,408,180	$18,360,500	$5,215,000
Weighted-average interest rate	4.72%	5.40%	5.55%

Consolidated Obligations Extinguished
Par value	1,337,445	847,710	283,060
Weighted-average interest rate	4.31%	5.62%	5.95%

Total par value	$18,745,625	$19,208,210	$5,498,060

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits decreased by $381.4 million, to $582.3 million, as of December 31, 2008, compared to $963.7 million as of December 31, 2007 and 2006. Demand deposits comprised the largest percentage of deposits, representing 66.9%, 79.0%, and 93.5% of deposits as of December 31, 2008, 2007, and 2006. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. There were no such transactions outstanding as of December 31, 2008, 2007, and 2006.

Other Liabilities

Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of December 31, 2008, 2007, and 2006.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and non-member shareholders, retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Notes 14 and 17 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources decreased by $809.6 million, to $1.8 billion, as of December 31, 2008 from December 31, 2007. This decrease was primarily driven by transfers of outstanding Class B and Class A stock to mandatorily redeemable capital stock and declines in retained earnings. Excluding the transfer of outstanding Class B and Class A stock to mandatorily redeemable capital stock, our capital resources increased by $26.0 million as of December 31, 2008 from December 31, 2007.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A stock and Class B stock as further described below. In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. See Notes 1 and 14 in “Part II—Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information.

Class A Stock

Class A stock may be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class A stock may only be issued to satisfy a member’s advance stock purchase requirement for a new advance or, historically, renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member had no excess stock available to support a new advance or to renew an existing advance. Class A stock is generally redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank, pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to shareholdings. As of December 31, 2008 and 2007, our outstanding Class A stock totaled $139.3 million (of which $21.5 million was classified as mandatorily redeemable capital stock) and $287.4 million (none of which was classified as mandatorily redeemable capital stock). There were no excess Class A stock redemption requests outstanding as of December 31, 2008 or 2007.

Class B Stock

Class B stock can be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership. As of December 31, 2008 and 2007, our outstanding Class B stock totaled $2.6 billion and $2.1 billion (including $896.4 million and $82.3 million classified as mandatorily redeemable capital stock). All of the Class B stock related to member withdrawals, arising from the acquisition of 13 members by out-of-district institutions and 12 voluntary withdrawal requests, and two redemption requests have been classified as mandatorily redeemable capital stock. In addition, as of December 31, 2008 and 2007, outstanding excess Class B stock redemption requests that is not classified as mandatorily redeemable stock totaled $195.2 million and $205.8 million.

Effective October 7, 2008, we reclassified Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder (now JPMorgan Chase Bank, N.A.) that is no longer able to enter into new borrowing arrangements with us and transferred its $163.9 million in Class A stock and $750.8 million in Class B stock to mandatorily redeemable capital stock on the Statement of Condition.

All stock redemptions and repurchases are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board.

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

Our members’ access to the excess stock pool to satisfy their advance stock purchase requirements for new or renewing advances was suspended effective December 31, 2007. The members that had used the stock pool had to purchase additional capital stock to meet their activity-based stock requirement when renewing their advances previously capitalized by the excess stock pool. As of December 31, 2008, no members had advances outstanding that were capitalized using the excess stock pool. The decision to suspend the excess stock pool was made because of a number of factors, including a substantial decline in overall amounts of excess stock, favorable member response to the use of Class A stock to capitalize advances growth, and the need to ensure that we had sufficient available capital to meet potential additional demand for advances. The excess stock pool expired on October 1, 2008.

In actions relating to approval of the December 2006 amendments, our Board resolved that the Seattle Bank would maintain a member advance stock purchase requirement no lower than 4.0% and would not repurchase Class B stock during the periods the excess stock pool is in effect and would seek prior written authorization of the Finance Agency if the Seattle Bank wished to lower that requirement or repurchase Class B stock thereafter.

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

In December 2007, we requested approval from the Finance Agency to remove the 50% dividend limitation and introduce a modest excess Class B stock repurchase program in 2008. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retained the ability to redeem Class B stock following the expiration of the statutory five-year redemption period. During 2008, the significant reduction in the market value and demand for mortgage-backed securities adversely impacted the unrealized market value loss of investments for a number of banks in the FHLBank System, including the Seattle Bank, resulting in voluntary suspensions of dividends and stock repurchases in order to conserve capital. As a result of these market value declines, we reported an unrealized market value loss of $2.1 billion and a risk-based capital deficiency as of December 31, 2008. A subsequent increase in market values on our private-label mortgage-backed securities corrected our risk-based deficiency as of January 31, 2009, and in February 2009, we redeemed $669,000 in Class B capital stock from a former member following the five-year redemption period. Due to an increase in the credit-risk component as a result of rating agency downgrades in February 2009 on a number of our private-label mortgage-backed securities, we again had a risk-based capital deficiency as of February 28, 2009. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we are striving to conservatively manage our capital in order to meet our risk-based capital requirement. We cannot predict when we will resume dividend payments and stock repurchases or redemptions. Further, the Finance Agency or other regulatory or legislative body could require us to take specified actions relating to any risk-based capital deficiency.

In February 2008, we amended our Capital Plan to (i) allow for transfers of excess stock at par value between unaffiliated members pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement gives us greater flexibility in our capital management practices, which is critical to effectively managing growth changes in our advance business or increasing capital. Changes to this requirement would only be applied prospectively to new or renewing advances.

Dividends and Retained Earnings/Accumulated Deficit

In general, our retained earnings or accumulated deficit represents our accumulated net income or net loss after the payment of dividends to our members. For the year ended December 31, 2008, we reported a net loss of $199.4 million, compared to net income of $70.7 million for the same period in 2007, resulting in an accumulated deficit of $78.9 million as of December 31, 2008, compared to retained earnings of $148.7 million as of December 31, 2007.

Dividends

Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of December 31, 2008, the Seattle Bank had excess stock of $858.4 million, or 1.5% of total assets.

As a result of the 2004 Finance Board examination, we operated under an agreement with the Finance Board, which we refer to as the Written Agreement, from December 2004 until January 2007. In May 2005, the Finance Board accepted our business plan which was initially implemented under the terms of the Written Agreement and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board adopted these policies:

•	suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made after prior approval of the Finance Agency, and

•	suspending indefinitely the repurchase of any Class B stock, except for a limited amount of excess Class B stock repurchases that may be made after prior approval of the Finance Agency.

The Finance Board’s termination of the Written Agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, as discussed above, the Finance Agency granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiter from the Director of the Office of Supervision that was requested by our Board, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target had been met and the Finance Agency had removed our dividend restrictions. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Finance Agency.

In 2008, through October, we had paid $28.2 million in dividends (including interest on mandatorily redeemable stock). However, in November 2008, we announced that, due to other-than-temporary impairment charges recorded to the Statement of Operations for the third quarter of 2008, we would not be paying a fourth quarter 2008 dividend. As of February 28, 2009, we have not resumed paying dividends, due to concerns regarding our risk-based capital and our 2008 net loss. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we are striving to conservatively manage our capital in order to meet our risk-based capital requirement and we cannot predict when we will resume dividend payments.

Retained Earnings/Accumulated Deficit

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2009, the Board established a revised retained earnings target of $273.0 million, based on results for the year ended December 31, 2008. We reported an accumulated deficit of $78.9 million as of December 31, 2008, a decrease of $227.6 million, compared to retained earnings of $148.7 million as of December 31, 2007, primarily as a result of the other-than-temporary impairment charges recorded on certain of our private-label mortgage-backed securities in 2008.

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. With the exception of our risk-based capital requirement as of December 31, 2008, we were in compliance with these statutory capital requirements, which are described below, as of December 31, 2008 and 2007.

Risk-Based Capital

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

•

Market risk is the potential for financial losses due to the increase or decrease in the value or price of an asset or liability resulting from broad movements in prices, such as interest rates. The market-risk requirement is determined by adding the market value of the portfolio at risk from movements in interest-rate fluctuations and the amount, if any, by which the current market value of our total capital is less than 85% of the book value of our total capital. We calculate the market value of our portfolio at risk and the current market value of our total capital by using an internal model. Our modeling approach and underlying assumptions are subject to Finance Agency review and approval.

•

Operations risk is the potential for unexpected financial losses due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operations risk requirement is determined as a percentage of the market-risk and credit-risk requirements. The Finance Agency has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

Only permanent capital, defined as retained earnings and Class B stock, can satisfy the risk-based capital requirement. Mandatorily redeemable Class B stock is included in our permanent capital based on a directive from the Finance Agency. Class A stock (including mandatorily redeemable Class A stock) and accumulated other comprehensive income are not considered permanent capital. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of December 31, 2008 and 2007.

	As of December 31,
Permanent Capital and Risk-Based Capital Requirements	2008	2007
(in thousands)
Permanent Capital
Class B stock	$1,730,287	$2,141,141
Mandatorily redeemable capital stock	896,400	82,345
(Accumulated deficit) retained earnings	(78,876)	148,723

Permanent capital	$2,547,811	$2,372,209

Risk-Based Capital Requirement
Credit risk	154,760	133,575
Market risk	1,927,548	481,474
Operations risk	624,692	184,515

Risk-based capital requirement	$2,707,000	$799,564

The increase in our risk-based capital requirement as of December 31, 2008, compared to December 31, 2007, led to our risk-based capital deficiency and primarily reflects the increased market-risk capital required as a result of our unrealized market value loss. As noted previously, this decline in market value is primarily related to declines in the market value of our private-label mortgage-backed securities. In addition, credit risk increased because of our investment of funds into short-term, unsecured investments from prepaid advances and held-to-maturity securities that were called prior to maturity in the first three quarters of 2008. The operations risk component increased because it is calculated as a percentage of the sum of the market- and credit-risk components. Our permanent capital increased by $175.6 million, to $2.5 billion, as of December 31, 2008, compared to $2.4 billion as of December 31, 2007. However, this increase was offset by the increase of $1.9 billion in the risk-based capital requirement as of December 31, 2008, compared to the requirement as of December 31, 2007.

Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total capital is the sum of permanent capital, Class A stock (including mandatorily redeemable Class A stock), any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set target of 4.10%. Between December 2004 and January 2007, under the terms of the business plan, the Board had set our minimum capital-to-assets ratio at 4.25%.

In September 2008, we shifted our short-term investment strategy from investing in higher-yielding unsecured investments to lower-yielding secured investments in order to reduce our counterparty credit risk. Because we were unable to fully replace the unsecured investments as they matured with secured investments, our capital-to-assets ratio increased to 4.60% as of December 31, 2008. Until the capital markets begin to operate more normally, we expect to continue to manage our business to a capital-to-assets ratio target higher than 4.10%, although our actual capital-to-assets ratio may vary, possibly significantly.

The following table presents our capital-to-assets ratios as of December 31, 2008 and 2007.

	As of December 31,
Capital-to-Assets Ratios	2008	2007
(in thousands, except percentages)
Minimum Board-approved capital (4.05% of total assets)	$2,363,648	$2,600,384
Total regulatory capital	2,687,140	2,659,658
Capital-to-assets ratio	4.60%	4.14%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Primarily for the same reasons that resulted in the significant increase in our capital-to-assets ratio, our leverage ratio also significantly increased as of December 31, 2008 from December 31, 2007.

The following table presents our leverage ratios as of December 31, 2008 and 2007.

	As of December 31,
Leverage Ratios	2008	2007
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,918,085	$3,210,351
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	3,961,046	3,845,763
Leverage ratio (leverage capital as a percentage of total assets)	6.79%	5.99%

Capital Status Requirements

On January 30, 2009, the Finance Agency published an interim final rule that implements the PCA provisions of the Housing Act. The interim rule establishes four capital classifications for FHLBanks and implements the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined by the Finance Agency to be other than adequately capitalized, the FHLBank will become subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed. For example, an FHLBank would need to review its operating and financial contracts and counterparty agreements to determine whether a capital deficiency or the application of the PCA requirements to the FHLBank will trigger defaults or otherwise impact the terms of those contracts and agreements.

The PCA provisions include four capital classifications for the FHLBanks:

•	Adequately capitalized (meets or exceeds all of its risk-based and leverage capital requirements)

•	Undercapitalized (does not meet one or more of its capital requirements, but it is not significantly or critically undercapitalized)

•	Significantly undercapitalized (permanent or total capital is less than 75% of its capital requirements, but it is not critically undercapitalized)

•	Critically undercapitalized (total capital is less than or equal to 2% of total assets)

The Director of the Finance Agency may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director of the Finance Agency that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. See “Part I. Item 1. Business—Regulations—Capital Status Requirements,” for additional information on consequences for FHLBanks that are not determined to be adequately capitalized.

As of March 26, 2009, we have received no notification from the Finance Agency regarding our capital adequacy classification.

Liquidity

We are required to maintain liquidity in accordance with federal laws and regulations, and policies established by our Board. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members’ credit and liquidity needs, while complying with regulatory requirements and Board-established policies, without maintaining excessive holdings of low-yielding liquid investments or incurring unnecessarily high borrowing costs. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of December 31, 2008, 2007, and 2006.

	As of December 31,
Unpledged Qualifying Assets	2008	2007	2006
(in thousands)
Outstanding debt	$54,468,680	$59,975,544	$49,536,576
Aggregate qualifying assets	58,278,884	64,041,606	53,337,012

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective March 6, 2009, formalizing its request for increases in liquidity of FHLBanks that was provided to the FHLBanks in the fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to an FHLBank’s anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period, an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance an FHLBank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Beginning in the fourth quarter of 2008, we held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance.

As of December 31, 2008 and 2007, we also were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements” in this report.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $36.6 billion, which provides for maximum borrowings of $31.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral.

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

Each Lending Agreement requires the applicable FHLBank promptly to notify the U.S. Treasury if it fails or is about to fail to meet applicable regulatory capital requirements and to maintain its organizational existence. Each Lending Agreement contains restrictions on the ability of an FHLBank to create liens on the collateral or to dispose of the collateral. Each Lending Agreement contains events of default, including nonpayment of principal, interest, fees or other amounts owed to the U.S. Treasury when due; violation of covenants; the occurrence of certain bankruptcy events; inaccuracy of representations and warranties; the actual or asserted invalidity of any loan document; and encumbrances, levies, judicial seizure of, or an attachment upon the collateral. In addition, it is an event of default if the Secretary of the U.S. Treasury determines that the U.S. Treasury’s position is not secure with respect to the financial condition of the FHLBank or the FHLBank’s ability to perform its obligations under its Lending Agreement. If an event of default occurs and is continuing, the U.S. Treasury may debit the FHLBank’s account or set-off any amount owed by the U.S. Treasury to the FHLBank; exercise any right of set-off against the FHLBank’s property in the U.S. Treasury’s possession or control; take possession of any collateral; and pursue all other remedies available to collect, enforce or satisfy an obligation, including disposing of the collateral or satisfying the amount against any other FHLBank on the basis that the obligation is a consolidated obligation.

The U.S. Treasury may amend a Lending Agreement without prior notice at any time. Any amendment of a Lending Agreement by the U.S. Treasury will not modify the terms of any loans outstanding at the time of the amendment. Each Lending Agreement terminates on December 31, 2009, but will remain in effect as to any loan outstanding on that date. An FHLBank may terminate its consent to be bound by its Lending Agreement prior to that time so long as no loan is then outstanding to the U.S. Treasury.

As of December 31, 2008, no FHLBank had drawn on the available source of liquidity provided by its Lending Agreement.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of December 31, 2008.

	As of December 31, 2008
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$192,847	$		$		$		$192,847
Consolidated obligation bonds (at par)*	22,821,835		4,080,535		5,207,000		6,028,195	38,137,565
Derivative liabilities	235,417							235,417
Mandatorily redeemable capital stock	85,099		64,074		768,703			917,876
Operating leases	3,112		6,473		4,500			14,085

Total contractual obligations	$23,338,310		$4,151,082		$5,980,203		$6,028,195	$39,497,790

Other Commitments
Commitments for additional advances	$16,362		$4,400	$		$		$20,762
Standby letters of credit	909,583		4,275					913,858
Standby bond purchase agreements			52,745					52,745
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$925,945		$111,420	$		$		$1,037,365

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of December 31, 2008, we had $1.1 billion in agreements outstanding to issue consolidated obligation bonds.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. As of December 31, 2008, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “––Liquidity” above.

In June 2006, the FHLBanks and the Office of Finance entered into the Contingency Agreement effective in July 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement nor has any FHLBank had to fund payments on our behalf.

In January 2009, the Office of Finance’s board of directors approved a recommendation to establish a special assessment in an amount equal to six times an FHLBank’s average monthly assessment (calculated using the most recent 12 months of regular Office of Finance assessments) as a deterrent for an FHLBank missing an agreed-upon financial reporting deadline in order to ensure timely publication of combined FHLBank System operating highlights and financial reports. A special assessment would be assessed upon missing an agreed-upon financial reporting deadline, and once paid, it would be applied as a reduction to the other FHLBanks’ next regular monthly Office of Finance assessment. In March 2009, the Seattle Bank was notified by the Office of Finance that it was being assessed a special assessment of $1.1 million for missing the due date for provision of the Seattle Bank’s information for the 2008 combined FHLBank System operating highlights and financial report, under the new special assessment policy. We plan to appeal this special assessment, which will be reviewed at the April 2009 Office of Finance board of directors’ meeting.

Results of Operations for the Years Ended December 31, 2008, 2007, and 2006

The Seattle Bank recorded a net loss of $199.4 million for the year ended December 31, 2008, a decrease of 382.1%, or $270.1 million, from net income of $70.7 million for the year ended December 31, 2007. The decrease in net income for the year ended December 31, 2008 was primarily due to $304.2 million in other-than-temporary impairment charges on certain of our held-to-maturity securities (discussed in “––Other Income” below), $21.7 million net realized losses on debt retirements, and a $4.2 million net loss on the termination of derivative contracts with LBSF, partially offset by an increase in net interest income resulting from reduced interest expense and higher net prepayment fee income.

The Seattle Bank’s net income for the year ended December 31, 2007 represented an increase of 174.2%, or $44.9 million, from net income of $25.8 million for the year ended December 31, 2006. The increase in the Seattle Bank’s net income for the year ended December 31, 2007, compared to the same period in 2006, was primarily due to higher advance interest income as well as increased net income from the reinvestment of proceeds from maturing low-yielding investments into higher-yielding investments, partially offset by $22.5 million in expense related to the extinguishment of certain of our high-cost debt in 2007.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income. Between December 31, 2006 and December 31, 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate from 5.75% to 0.50%, in an effort to stimulate the U.S. economy. As a result of our significant holdings of short-term advances and investments, interest income has been significantly unfavorably impacted by the lower federal funds rates, and we expect low interest rates to continue to adversely impact interest income.

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the years ended December 31, 2008, 2007, and 2006. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets) for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$39,521,263	$1,316,571	3.33	$32,657,466	$1,743,037	5.34	$25,409,288	$1,289,740	5.08
Mortgage loans held for portfolio	5,368,118	263,475	4.91	6,001,879	300,441	5.01	6,778,773	344,234	5.08
Investments	22,492,232	666,300	2.96	19,896,810	962,655	4.84	20,638,130	898,666	4.36
Other interest-earning assets	5,102	43	0.83	370	19	5.19	376	353	5.13

Total interest-earning assets	67,386,715	2,246,389	3.33	58,556,525	3,006,152	5.13	52,826,567	2,532,993	4.79

Other assets	348,025			540,348			348,482

Total assets	$67,734,740			$59,096,873			$53,175,049

Interest-Bearing Liabilities
Consolidated obligations	$63,157,337	$2,042,726	3.23	$54,940,008	$2,786,847	5.07	$49,367,690	$2,413,097	4.89
Deposits	1,028,082	21,136	2.06	957,550	47,610	4.97	714,796	34,974	4.89
Mandatorily redeemable capital stock	294,576	617	0.21	80,920	570	0.70	68,286	138	0.20
Other borrowings	137,851	3,321	2.41	1,798	87	4.83	165,211	7,764	4.70

Total interest-bearing liabilities	64,617,846	2,067,800	3.20	55,980,276	2,835,114	5.06	50,315,983	2,455,973	4.88

Other liabilities	572,553			764,324			641,001
Capital	2,544,341			2,352,273			2,218,065

Total liabilities and capital	$67,734,740			$59,096,873			$53,175,049

Net interest income		$178,589			$171,038			$77,020

Interest-rate spread			0.13			0.07			(0.09)
Net interest margin			0.27			0.29			0.15

For the years ended December 31, 2008 and 2007, the average composition of our interest-earning assets changed significantly from the previous periods, as we continued to refocus our business on advances, with the average balances of our advances increasing and the average balances of our mortgage loans held for portfolio decreasing. The increases in our advances largely resulted from increased activity with our largest members, although we generally had increased advance demand from across our membership. The increase in our average investment balance in 2008 resulted from our decision to increase our short-term investments portfolio to provide sufficient liquidity to meet members’ demand for advances as well as increase investment income. The reductions in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Significantly lower prevailing interest rates in 2008 impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios, where yields generally declined significantly for the year ended December 31, 2008 from 2007. The effect of the average yields on our advances generally being higher than the average yields on our mortgage loans held for portfolio and investments for the year ended December 31, 2007, as well as having some of our low-yielding investments replaced with higher-yielding investments, helped lead to an increase in net interest income for the year ended December 31, 2007, especially as our mortgage loans were being paid down, compared to 2006.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2008, 2007, and 2006.

	For the Year Ended December 31,			For the Year Ended December 31,
	2008 v. 2007 Increase (Decrease)			2007 v. 2006 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$316,962	$(743,428)	$(426,466)	$383,960	$69,337	$453,297
Investments	113,317	(409,672)	(296,355)	(32,858)	96,847	63,989
Mortgage loans held for portfolio	(31,203)	(5,763)	(36,966)	(38,952)	(4,841)	(43,793)
Other loans	52	(28)	24	(351)	17	(334)

Total interest income	399,128	(1,158,891)	(759,763)	311,799	161,360	473,159

Interest Expense
Consolidated obligations	372,696	(1,116,817)	(744,121)	280,080	93,670	373,750
Mandatorily redeemable capital stock	671	(624)	47	30	402	432
Deposits	3,277	(29,751)	(26,474)	12,061	574	12,635
Other borrowings	3,299	(65)	3,234	(7,985)	309	(7,676)

Total interest expense	379,943	(1,147,257)	(767,314)	284,186	94,955	379,141

Change in net interest income	$19,185	$(11,634)	$7,551	$27,613	$66,405	$94,018

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the year ended December 31, 2008, compared to the same period in 2007, because of significantly lower short-term interest rates. During the year ended December 31, 2008, compared to the same period in 2007, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 6 basis points to 13 basis points. The improvement of our interest-rate spread primarily resulted from a reduction in the average cost of our consolidated obligations, and an increase in the average balance of our advances and short-term investments.

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

Interest Income

The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Interest Income	2008	2007	Percent Increase/ (Decrease)	2006	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$1,294,570	$1,740,442	(25.6)	$1,289,132	35.0
Prepayment fees on advances, net	22,001	2,595	747.8	608	326.8

Subtotal	1,316,571	1,743,037	(24.5)	1,289,740	35.1
Investments	666,300	962,655	(30.8)	898,666	7.1
Mortgage loans held for portfolio	263,475	300,441	(12.3)	344,234	(12.7)
Loans to other FHLBanks and other	43	19	126.3	353	(94.6)

Total interest income	$2,246,389	$3,006,152	(25.3)	$2,532,993	18.7

Total interest income decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to significant decreases in yields on advances and investments, partially offset by increases in advance and investment volumes.

Total interest income increased in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to significant increases in the volume and yields on our advance portfolio, as well as a significant increase in yields on our investment portfolio. These increases were partially offset by decreases in the volume of our investments and mortgage loans held for portfolio, for the year ended December 31, 2007, compared to the year ended December 31, 2006.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 25.6% for the year ended December 31, 2008, compared to the year ended December 31, 2007. Interest income from higher average advance balances was more than offset for the year ended December 31, 2008, compared to same period in 2007, by reductions in interest income due to significant declines in average yields. Average advance balance increases of $6.8 billion representing a 21.0% growth, primarily resulted from increases in advance activity with our largest members, although general advance activity across our membership base also increased.

Interest income from advances, excluding prepayment fees on advances, increased 35.0% for the year ended December 31, 2007, compared to the year ended December 31, 2006, due to significant increases in the average advance volumes and general increases in yields. A $7.2 billion increase, representing a 28.5% growth, in the average advance balances for the year ended December 31, 2007, compared to the same period in 2006, primarily resulted from increases in advance activity with two large members.

For the year ended December 31, 2008, new advances totaled $146.8 billion and maturing advances totaled $155.9 billion. Advance activity for the year ended December 31, 2008 was significantly above the advance activity for the same period in 2007, when new advances totaled $98.4 billion and maturing advances totaled $81.0 billion. Advance activity for the year ended December 31, 2007 decreased slightly from the advance activity for the same period in 2006, when new advances totaled $105.2 billion and maturing advances totaled $98.7 billion. The average yield on advances, including prepayment fees on advances, decreased by 201 basis points to 3.33% for the year ended December 31, 2008, compared to the same period in 2007, primarily due to significant declines in prevailing short-term interest rates, combined with our increased volume of short-term advances. The average yield on advances, including prepayment fees, increased by 26 basis points to 5.34% for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to higher prevailing short-term interest rates, combined with our increased amount of short-term advances.

While the long-term impact of the completed BofA/Merrill Lynch merger transaction on our advance levels is unknown, as of February 28, 2009, the two members continue to utilize their borrowing capacity. We expect that advance volumes and associated advance interest income will continue the decline that began in fourth quarter 2008 as a result of the acquisition of our then largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase, a non-member institution. The majority of this former member’s advances mature during 2009, and it is unknown at this time whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

Prepayment Fees on Advances

For the years ended December 31, 2008 and 2007, we recorded net prepayment fee income of $22.0 million and $2.6 million, primarily resulting from fees charged to borrowers that prepaid $9.0 billion and $257.4 million in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances. The large amount of prepayment fee income for the year ended December 31, 2008, primarily resulted from advances prepayments by a large member in early 2008.

Short-Term and Held-to-Maturity Investments

Interest income from investments, which includes short-term investments and long-term held-to-maturity investments decreased by 30.8% for the year ended December 31, 2008, compared to the same period in 2007. This decrease primarily resulted from lower average yields on investments and a higher proportion of lower-yielding short-term investments to our total investment portfolio. In September 2008, we shifted our short-term investment strategy from investing in higher-yielding unsecured investments to lower-yielding secured investments in order to reduce our counterparty credit risk. Further, because we were unable to fully replace the unsecured investments as they matured with secured investments, our interest income from investments declined in the fourth quarter of 2008, and we expect this decline to continue in 2009.

For the year ended December 31, 2007, interest income from investments increased by 7.1%, compared to the same period in 2006, primarily resulting from a higher average yield on investments, partially offset by a 3.6% reduction in our average portfolio balance. The average yield on investments increased by 48 basis points for the year ended December 31, 2007, compared to the year ended December 31, 2006, due to the addition of new investments at generally higher yields than the existing investments we held or replaced.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 12.3% and 12.7% for the years ended December 31, 2008 and 2007, compared to the prior periods. The decreases were primarily due to continued declines in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $633.8 million to $5.4 billion, for the year ended December 31, 2008, compared to the year ended December 31, 2007, and by $776.9 million, to $6.0 billion, for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to receipt of principal payments. In addition, the yield on our mortgage loans held for portfolio declined by 10 basis points and 7 basis points for the years ended December 31, 2008 and 2007, compared to the prior periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Interest Expense	2008	2007	Percent Increase/ (Decrease)	2006	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations—discount notes	$501,419	$308,781	62.4	$367,534	(16.0)
Consolidated obligations—bonds	1,541,307	2,478,066	(37.8)	2,045,563	21.1
Deposits	21,136	47,610	(55.6)	34,974	36.1
Securities sold under agreements to repurchase	3,314	22	14,963.6	7,705	(99.7)
Mandatorily redeemable capital stock	617	570	8.2	138	313.0
Other borrowings	7	65	(89.2)	59	10.2

Total interest expense	$2,067,800	$2,835,114	(27.1)	$2,455,973	15.4

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes increased by 62.4% for the year ended December 31, 2008, compared to the same period in 2007, primarily due to an increase in the proportion of outstanding short-term, lower-cost consolidated obligation discount notes to our total outstanding consolidated obligations, partially offset by lower prevailing interest rates. Investor demand for high-quality, short-term debt instruments was strong during most of 2008, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes. The average balance of our consolidated obligation discount notes increased by 237.4%, to $21.5 billion, and the average yield on such discount notes declined by 252 basis points to 2.33%, for the year ended December 31, 2008, compared to the same period in 2007.

Interest expense on consolidated obligation discount notes decreased by 16.0% for the year ended December 31, 2007, compared to the same period in 2006, primarily due to a lower average balance, partially offset by a slightly higher average interest rate during 2007, The average balance of our consolidated obligation discount notes decreased by 17.1%, to $6.4 billion, and the average yield on such discount notes increased by 6 basis points to 4.85% for the year ended December 31, 2007, compared to the same period in 2006.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 37.8% for the year ended December 31, 2008, compared to the same period in 2007, primarily due to the decreased issuances of longer-term consolidated obligation bonds as a proportion of our total outstanding consolidated obligations and lower prevailing interest rates. During much of 2008, demand for longer-term debt was low, which negatively impacted the interest rates on these types of instruments. The average balance of our consolidated obligation bonds decreased by 14.2%, to $41.7 billion, and average yield on such bonds declined by 140 basis points, to 3.70%, for the year ended December 31, 2008, compared to the same period in 2007.

Interest expense on consolidated obligation bonds increased by 21.1% for the year ended December 31, 2007, compared to the same period in 2006. During 2007, we increased the average balance of our consolidated obligation bonds in order to fund the significant growth in our advance portfolio and implement our strategy of managing our business to a capital-to-assets ratio target of 4.10% in order to more fully use our capital. The average balance of our consolidated obligation bonds increased by 16.5%, to $48.6 billion, and the average yield on such bonds increased by 19 basis points, to 5.10%, for the year ended December 31, 2007, compared to the same period in 2006.

Deposits

Interest expense on deposits decreased by 55.6% for the year ended December 31, 2008, compared to the same period in 2007, primarily due to a 291-basis point decrease in the average interest rate paid on deposits, partially offset by a $70.5 million increase in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions. Interest expense on deposits increased by 36.1% for the year ended December 31, 2007, compared to the prior period, primarily due to a $243.0 million increase in the average balance of deposits and an 8-basis point increase in the average yield.

Securities Sold Under Agreements to Repurchase and Other Borrowings

Interest expense on securities sold under agreements to repurchase increased significantly to $3.3 million for the year ended December 31, 2008, compared to the same period in 2007, primarily due to our use of these agreements as a short-term funding alternative. Interest expense on these agreements decreased significantly for the year ended December 31, 2007, compared to the prior period, as we did not find it cost effective to use such agreements in significant volume during the year ended December 31, 2007. We use these agreements when we believe it to be financially advantageous to do so.

Mandatorily Redeemable Capital Stock

Interest expense on mandatorily redeemable capital stock increased by 8.2% for the year ended December 31, 2008, compared to the same period in 2007, primarily due to the increase in the average balances of mandatorily redeemable capital stock outstanding, partially offset by the lower rates paid on dividends during 2008. The average balance of mandatorily redeemable capital stock increased by $213.7 million and $12.6 million, to $294.6 million and $80.9 million, for the years ended December 31, 2008 and 2007, compared to prior periods. The increase in interest expense on mandatorily redeemable capital stock for the year ended December 31, 2007, compared to the same period in 2006, was primarily due to our resumption of quarterly dividend payments in December 2006. Our October 2008 reclassification of Washington Mutual Bank, F.S.B.’s stock to mandatorily redeemable capital stock resulted in an increase in our average mandatorily redeemable capital stock balance which will remain until such time as we redeem or repurchase its capital stock.

Effect of Derivatives and Hedging on Net Interest Income

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting their fixed interest rates to short-term variable interest rates. For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, the table below would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest rates changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in this table. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk.”

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Effect of Derivatives and Hedging on Net Interest Income	2008	2007	2006
(in thousands)
(Decrease) Increase in Interest Income
Advances	$(64,573)	$44,324	$33,545
Decrease (Increase) in Interest Expense
Consolidated obligations	171,492	(64,884)	(108,362)

Increase (decrease) in net interest income	$106,919	$(20,560)	$(74,817)

Our use of interest-rate exchange agreements had a net favorable effect on our net interest income for the year ended December 31, 2008, compared to net unfavorable effects on our net interest income for the years ended December 31, 2007 and 2006, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with declines in short-term interest rates beginning in 2007 and accelerating in 2008, resulted in an increase in net interest income for the year ended December 31, 2008, compared to decreases in net interest income for the years ended December 31, 2007 and 2006.

Other (Loss) Income

Other (loss) income includes member service fees, net realized gain (loss) on the sale of held-to-maturity securities, realized loss on held-to-maturity securities (i.e., other-than-temporary impairment charges), net gain (loss) on derivatives and hedging activities, net realized (loss) gain on early extinguishment of consolidated obligations, and other miscellaneous income or loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other (loss) income for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Other (Loss) Income	2008	2007	Percent Increase/ (Decrease)	2006	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$1,873	$1,676	11.8	$1,691	(0.9)
Net realized gain (loss) from sale of held-to-maturity securities	1,374	(5,705)	124.1	(6,496)	12.2
Realized loss on held-to-maturity securities	(304,243)
Net gain (loss) on derivatives and hedging activities	4,225	(2,319)	282.2	470	(593.4)
Net realized (loss) gain on early extinguishment of consolidated obligations	(21,714)	(22,498)	3.5	7,232	(411.1)
Other (loss) income, net	(57)	357	(116.0)	(205)	(274.1)

Total other (loss) income	$(318,542)	$(28,489)	1,018.1	$2,692	(1,158.3)

Total other loss increased by $290.1 million for the year ended December 31, 2008, compared to the same period in 2007, primarily due to a $304.2 million increase in realized losses on held-to-maturity securities for other-than-temporary impairment charges. This increase was partially offset by a $7.1 million increase in net realized gain (loss) on sale of held-to-maturity securities, a $6.5 million increase in net gain (loss) on derivatives and hedging activities, and a $784,000 decrease in net realized (loss) gain on early extinguishment of consolidated obligations. Total other income (loss) decreased by $31.2 million for the year ended December 31, 2007, compared to the previous period. This decrease was primarily due to a $29.7 million decline in net (loss) gain on early extinguishment of consolidated obligation bonds and a $2.8 million decline in net (loss) gain on derivatives and hedging activities.

The significant changes in other (loss) income are discussed in more detail below.

Net Realized Gain (Loss) on Sale of Held-to-Maturity Securities

For the year ended December 31, 2008, we sold $502.1 million of securities within 90 days of maturity, resulting in a net gain of $1.4 million. For the year ended December 31, 2007, we sold $1.8 billion of investments in consolidated obligations of other FHLBanks resulting in a net loss of $4.4 million and $200.0 million in other agency securities resulting in a net loss of $1.3 million, all of which were within 90 days of maturity. For the year ended December 31, 2006, we sold $1.0 billion of investments in consolidated obligation bonds of other FHLBanks that were within 90 days of maturity, resulting in a net loss of $6.5 million.

Realized Loss on Held-to-Maturity Securities

As of December 31, 2008, we determined that we did not have sufficient persuasive evidence to conclude that the impairment of certain of our private-label mortgage-backed securities was temporary and, accordingly, recognized other-than-temporary impairment charges of $304.2 million in our Statement of Operations for the year ended December 31, 2008. We did not have any similar charges for the years ended December 31, 2007 or 2006.

The following table summarizes our other-than-temporary impairment charges for the year ended December 31, 2008.

Other-than-Temporarily Impaired Securities	Carrying Value Prior to Impairment	Carrying Value After Impairment	Other-than- Temporary Impairment Charge	Estimated Principal (Loss) as of December 31, 2008
(in thousands)
Alt-A private-label mortgage-backed securities	$546,442	$242,199	$304,243	$(11,917)

We applied SFAS 115, as amended by FSP 115-1, in recording the other-than-temporary impairment charges on certain of our held-to-maturity securities. We believe that this write-down to fair value diverges materially from the amount we anticipate realizing over the life of these securities and that the $304.2 million charge is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market. We have both the intent and the ability to hold these securities until their maturity and currently estimate our principal loss on these securities to be approximately $11.9 million as of December 31, 2008, based on analysis of anticipated cash flows on these securities. Our estimated principal loss is significantly less than the other-than-temporary impairment charge; the difference between the estimated loss and the impairment charge will be accreted to interest income over the remaining life of the securities using the interest method. In estimating our principal loss on these securities, we have made certain assumptions regarding the underlying collateral including default rates, loss severities, and prepayment rates, which ultimately factor into our estimated future recovery of expected cash flows. Subsequent favorable or adverse change in estimated cash flows (i.e., estimated principal loss) will be accounted for as an additional prospective yield adjustment to these securities. We believe that the recent ratings downgrades may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage backed securities in the future.

See “—Financial Condition—Investments,” “—Critical Accounting Policies and Estimates,” and “Part I. Item 1A. Risk Factors,” for additional information regarding our other-than-temporarily impaired securities.

Net Gain (Loss) on Derivatives and Hedging Activities

For the year ended December 31, 2008, we recorded an increase of $6.5 million in our total net gain (loss) on derivatives and hedging activities, compared to the same period in 2007. For the year ended December 31, 2007, we had a $2.8 million decline in our total net (loss) gain on derivatives and hedging activities, compared to the prior period. These changes are discussed below.

Advances. For the year ended December 31, 2008, we recognized a net gain of $4.0 million on interest-rate exchange agreements used to hedge advances, compared to a net loss of $92,000 for the same period in 2007 and a net gain of $43,000 for the same period in 2006.

Consolidated Obligation Bonds. For the year ended December 31, 2008, we recognized a net loss of $6.1 million on interest-rate exchange agreements used to hedge consolidated obligation bonds, compared to a net loss of $2.4 million for the same period in 2007 and a net gain of $1.3 million for the same period in 2006.

Consolidated Obligation Discount Notes. For the year ended December 31, 2008, we recognized a net loss of $3.1 million on interest-rate exchange agreements used to hedge consolidated obligation discount notes. We did not hedge our consolidated obligation discount notes in 2007 or 2006.

Economic Hedges. For the year ended December 31, 2008, we recognized a net gain of $9.4 million on interest-rate exchange agreements in economic hedges, compared to a net gain of $197,000 for the same period in 2007, and a net loss of $771,000 for the same period in 2006, as described further below.

Caps and Floors. As of December 31, 2008 and 2007, we held $260.0 million and $300.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors that were used to economically hedge changes in the fair value of our assets and liabilities. For the year ended December 31, 2008, we recorded a net loss of $1.0 million, compared to net gains of $506,000 and $517,000 for the same periods in 2007 and 2006.

Swaptions. In addition, for the year ended December 31, 2008, we recorded net gains of $1.6 million on $850.0 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to reduce our negative convexity of equity. For the year ended December 31, 2007, we recorded a net loss of $615,000 on $200.0 million notional of swaptions purchased at a cost of $3.5 million to economically hedge the fair value of our mortgage loan portfolio and to improve our convexity of equity. No swaptions were purchased in 2006.

Interest-Rate Swaps. For the year ended December 31, 2008, we recorded a net gain of $8.8 million on interest-rate swaps economically hedging our consolidated obligations and advances (of which a $6.0 million gain is related to LBSF derivatives), compared to a net gain of $307,000 and a net loss of $1.3 million for the years ended December 31, 2007 and 2006. See “––Financial Condition––Derivative Assets and Liabilities” for more information related to the LBSF bankruptcy and termination of LBSF derivative contracts.

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of SFAS 133. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not considered material to expected annual results for the year ending December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements and is included in “net gain (loss) on derivatives and hedging activities” for the year ended December 31, 2008.

Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds

During the year ended December 31, 2008, we recorded net losses of $12.7 million on extinguishments of consolidated obligations and net losses of $9.0 million related to calls of consolidated obligations, net of interest rate exchange agreement cancellations. During the same periods of 2007 and 2006, we recorded net loss of $20.8 million and a net gain of $6.6 million on extinguishments of consolidated obligations and net loss of $1.7 million and a net gain of $669,000 on called consolidated obligations, net of interest rate exchange agreement cancellations.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Consolidated Obligations Called and Extinguished	2008	2007	2006
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$17,408,180	$18,360,500	$5,215,000
Weighted-average interest rate	4.72%	5.40%	5.55%
Consolidated Obligations Extinguished
Par value	1,337,445	847,710	283,060
Weighted-average interest rate	4.31%	5.62%	5.95%

Total par value	$18,745,625	$19,208,210	$5,498,060

We call and extinguish debt primarily to economically lower the relative cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

See “Part II. Item 7A. Qualitative and Quantitative Disclosures about Market Risk” for additional information regarding our risk management strategy.

Other Expense

Other expense includes operating expenses, Finance Agency/Finance Board and Office of Finance assessments, provision for credit loss on receivable, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
Other Expense	2008	2007	Percent Increase/ (Decrease)	2006	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expense:
Compensation and benefits	$25,577	$22,786	12.2	$22,521	1.2
Occupancy cost	4,727	4,428	6.8	3,791	16.8
Other operating	14,104	14,621	(3.5)	14,018	4.3
Finance Agency/Finance Board	2,003	1,736	15.4	1,599	8.6
Office of Finance	2,024	1,678	20.6	1,312	27.9
Provision for credit loss on receivable	10,430
Other	546	1,043	(47.7)	1,384	(24.6)

Total other expense	$59,411	$46,292	28.3	$44,625	3.7

Total other expense increased by $13.1 million for the year ended December 31, 2008, compared to the same period in 2007, primarily due to the $10.4 million charge-off of our outstanding account receivable with LBSF that filed for bankruptcy protection in October 2008. See “—Financial Condition—Derivative Assets and Liabilities” for more information related to LBSF.

Increased compensation and benefits expense of $2.8 million also contributed to the increased other expense for the year ended December 31, 2008, compared to the previous period. Our employee headcount increased to 150 as of December 31, 2008, compared to 135 as of December 31, 2007, primarily due to conversions of contractors to employees during 2008. Further, Office of Finance and Finance Agency/Finance Board assessments increased by $346,000 and $267,000 for the year ended December 31, 2008, compared to the same period in 2007.

Total other expense increased by $1.7 million for the year ended December 31, 2007, compared to the previous period, primarily due to an increase in our occupancy cost, other operating expenses, and higher Finance Board and Office of Finance assessments. Occupancy cost primarily includes the expenses related to our leases on one office building in downtown Seattle and two emergency back-up facilities outside of downtown Seattle. Occupancy cost increased by $640,000 for the year ended December 31, 2007, compared to the previous period as a result of our decision to expand into certain leased space previously included in our lease impairment reserve, which changed our lease impairment assumptions. Increased other operating expense for the year ended December 31, 2007 primarily reflected increased professional services expense of $433,000.

Finance Agency/Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Agency (and formerly, the Finance Board) and the Office of Finance, calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding for the previous month for the FHLBank System as a whole. See Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on the calculation of these assessments.

Assessments

Due to our 2008 net loss, we ultimately recorded no AHP or REFCORP assessments for the year ended December 31, 2008. Our assessments for AHP and REFCORP increased for the year ended December 31, 2007, compared to the previous periods, due to fluctuations in the pre-assessment income on which these assessments were generally based. The table below presents our AHP and REFCORP assessments for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
AHP and REFCORP Assessments	2008	2007	Percent Increase/ (Decrease)	2006	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$	$7,916	(100.0)	$2,871	175.7
REFCORP		17,668	(100.0)	6,443	174.2

Total assessments	$	$25,584	(100.0)	$9,314	174.7

Due to our payment of quarterly REFCORP assessments during 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” in this report for additional information on our assessments.

Summary of Critical Accounting Policies and Estimates

Our financial statements and related disclosures are prepared in accordance with U.S. GAAP, which requires management to make assumptions and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.” Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. We believe that the following accounting policies and estimates are the most critical to the preparation of our financial statements and related disclosures.

Estimated Fair Values of Financial Instruments

We use fair value measurements to record adjustments to certain of our financial assets and liabilities, such as those in hedge relationships, and to provide fair value disclosures. Certain of our assets and liabilities, principally derivatives, are recorded at fair value on the Statements of Condition on a recurring basis. From time to time, we may also be required to record other financial assets, such as other-than-temporarily impaired investment securities, at fair value on a nonrecurring basis.

Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157), which we adopted for financial instruments on January 1, 2008, defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants in the principal (or most advantageous) market for that asset or liability. SFAS 157 establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value measurements, our policy is to maximize the use of observable inputs and to minimize the use of unobservable inputs.

When available, we use quoted market prices to determine fair value. If such prices are not available, we use dealer prices for similar assets or liabilities or discounted cash flow models that use market-based, observable inputs such as volatility factors and interest-rate yield curves. Pricing models and their underlying assumptions are based on our best estimates of discount rates, prepayment speeds, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of our assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income. In addition, if market-observable inputs for model-based techniques are not available, we may be required to make judgments about the value that market participants would assign to an asset or liability.

For our held-to-maturity securities, we use prices from independent pricing services (such as Reuters) and, to a lesser extent, non-binding dealer quotes, to determine the fair values of substantially all of our held-to-maturity securities, for disclosure and non-recurring fair value measurements. For fair values based on prices from independent pricing services, we generally receive two prices. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. We gained an understanding of the information used by these third party pricing sources to develop these estimated values.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO®, geographical concentration, etc.), other broker indications, pricing trends, as well as our independent knowledge of the security’s collateral characteristics (e.g. geographical concentration, delinquencies, foreclosures and real estate owned).

Additional information concerning our use of fair value measurements, including valuation methodologies and other disclosures, is provided in Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

Determination of Other-Than-Temporary Impairments of Securities

We determine the fair values of our held-to-maturity investments on a monthly basis and analyze them for impairment at least quarterly. An investment is considered impaired if its fair value is less than its amortized cost. After an investment is identified as impaired, we evaluate whether the decline in value is other than temporary. If we determine that an investment is other-than-temporarily impaired, it is written down to fair value and we record a realized loss in the Statement of Operations. We account for subsequent changes in estimated cash flows as prospective yield adjustments to these securities.

An other-than-temporary impairment exists when it is probable, based on our evaluation, that the Seattle Bank will be unable to collect all of an investment’s contractual cash flows, including interest. This evaluation is performed at the individual security level and is inherently subjective and complex. As part of our evaluation, we consider factors that include, but are not limited to, the credit quality of the investment (e.g., rating agency actions), historical and projected performance of the underlying collateral, and the duration and severity of the impairment. The relative importance of these factors may vary based on current facts and circumstances. We also consider market conditions and the Seattle Bank’s liquidity needs in assessing our ability to hold a temporarily impaired security until recovery, which may be at maturity.

If our initial analysis identifies securities at risk of other-than-temporary impairment, we perform additional testing of these investments, which are typically private-label mortgage-backed securities. We perform cash flow analysis using internal and third-party models that incorporate projections and assumptions concerning home prices, interest rates, default rates, and loss severities. We consider the output of these models in concluding whether it is probable that we will receive the contractual cash flows related to the at-risk investments.

The recent disruptions in the credit markets have led to declines in the fair value of our investment portfolio, primarily as a result of widening credit spreads and the generally unfavorable market conditions for mortgage-related products, particularly mortgage-backed securities. For the year ended December 31, 2008, we recognized other-than-temporary impairment charges totaling $304.2 million in our Statements of Operations after we determined that we lacked sufficient persuasive evidence to conclude that the impairment of certain private-label mortgage-backed securities was temporary. See “—Financial Condition,” and “Part I. Item 1A. Risk Factors,” for additional information regarding our other-than-temporarily impaired securities.

As of December 31, 2008, the gross unrealized losses on our private-label mortgage-backed securities totaled $2.0 billion. We will continue to analyze and test our mortgage-backed investments to assess their collectability at least quarterly. If delinquency or loss rates on mortgages continue to increase or residential real estate values continue to decline beyond our currently forecasted levels after December 31, 2008, we may be required to recognize additional other-than-temporary impairment losses further negatively impacting our earnings and accumulated deficit. We believe that the recent ratings downgrades may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage backed securities in the future.

Accounting for Derivatives and Hedging Activities

We enter into derivative agreements, such as interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, and puts, to mitigate our interest-rate risk. Through the use of derivatives, we seek to adjust the effective maturity, repricing frequency, or option characteristics of other financial instruments to achieve our risk management objectives in compliance with Finance Agency regulations and Seattle Bank policy. In some cases our derivatives act as economic hedges but do not necessarily qualify for hedge accounting.

Accounting for derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, requires us to make certain judgments, assumptions and estimates, including:

•	Determining whether a hedging relationship qualifies for hedge accounting

•	Identifying and analyzing the need to bifurcate an embedded derivative

•	Assessing the effectiveness of hedging relationships

•	Developing fair value measurements (see “—Estimated Fair Values of Financial Instruments” above)

In accordance with SFAS 133, we report all derivative financial instruments in the Statements of Condition at fair value, regardless of whether the derivative qualifies for hedge accounting. As we do not currently engage in cash flow hedging, all changes in the fair values of our derivatives are recorded in current period earnings. Changes in the fair values of derivatives that do not qualify for hedge accounting, or that do not exactly offset changes in value of hedged items, may lead to volatility in our Statements of Operations, particularly during turbulent conditions in the financial and credit markets.

We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to approval and implementation. This analysis includes validation of the expected accounting treatment under SFAS 133, effectiveness testing methods, an initial evaluation of expected hedge effectiveness, valuation sources and methodologies, and operational procedures and controls. At the inception of each hedge transaction, we formally document the hedge relationship, including our risk management objective and hedge strategy, the hedging instrument and hedged item, and the methods we will use to assess and measure hedge effectiveness.

We have also established processes to evaluate financial instruments, such as debt instruments and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under SFAS 133.

Hedges that we determine qualify for hedge accounting under SFAS 133 are generally designated as fair value hedges. In a fair value hedge, a derivative hedges our exposure to changes in the fair value of an asset or liability. Such changes may be designated as either overall fair value, or the portion of the change that is attributable to a particular risk, such as changes in a benchmark interest rate. In a fair value hedge, we record, in current earnings, the change in the fair value of the hedged item that is attributable to changes in the hedged risk. We also record the full change in the fair value of the related derivative, also in current earnings. The difference between the change in fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk represents hedge ineffectiveness.

Certain fair value hedge relationships meet, at inception, the strict SFAS 133 criteria for use of the short-cut method of accounting. Under the short-cut method, we can assume that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk, in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our Statements of Operations.

The long-haul method of accounting also requires us to assess effectiveness on an ongoing basis during the life of the hedge. We perform effectiveness testing at least quarterly to ensure that the hedging instrument’s changes in fair value are offsetting the hedged item’s changes in fair value within the parameters set forth within SFAS 133. If, based on our effectiveness testing, a designated hedging relationship ceases to be highly effective during its life, we prospectively discontinue hedge accounting. When hedge accounting is discontinued, we cease recording fair value adjustments to the hedged item while continuing to record changes in the fair value of the derivative in current earnings. Previously recorded fair value hedge adjustments to the hedged item are amortized to earnings over its remaining life.

Changes in the fair value of derivatives that do not qualify at inception for hedge accounting under SFAS 133 and are thus not designated as fair value hedges (e.g., economic hedges) are recorded in current earnings, on a freestanding basis.

Additional information concerning our hedging activities and related accounting is provided in Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk” in this report.

Amortization of Premiums and Accretion of Discounts

The amount of premium or discount on mortgage-related assets, including mortgage-backed securities, collateralized mortgage obligations, and mortgage loans purchased under the MPP, amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or a mortgage-backed security, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. A change in estimated average maturity has the least effect on mortgage loans or mortgage-backed securities that have either little cumulative amortization or accretion or are nearly fully amortized or accreted. A change in estimated average maturity has its greatest effect on long-term mortgage loans and mortgage-backed securities with cumulative amortization and accretion equal to approximately half of the original purchase premium or discount.

For certain mortgage-related assets, we use a commercially available prepayment model and independent third-party pricing sources, including a source that provides data on cash flows, as the basis for estimated future principal prepayments which we may adjust from time to time when appropriate. This model uses a number of market factors, such as historical mortgage rates and housing turnover ratios, as the basis for the prepayment calculation and we are provided monthly market factor updates from the prepayment model vendor. Use of different prepayment models can result in different amounts of premium amortization and discount accretion. We review the data generated from the model against model data from the previous period as well as against commercially available prepayment rate information and the periodic changes in prepayment rates to ensure the reasonableness of the data in light of market conditions.

Determination of Allowances for Credit Losses

We regularly evaluate our requirement for an allowance for credit losses on advances and mortgage loans previously purchased under the MPP. This evaluation is subjective and requires us to make estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We would establish an allowance if an event were to occur that would make it probable that all principal and interest due for an advance or mortgage loan would not be collected and the resulting losses were estimable.

Advances

Our advances are fully collateralized by high-quality collateral and the Seattle Bank benefits from statutory preferences as a creditor that, combined with conservative collateral practices, make the likelihood of credit losses remote. To incur a credit loss on an advance, two credit events must occur: (i) the borrower would have to default, and (ii) the available collateral would have to deteriorate in value prior to liquidation of that collateral. We periodically review the collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2008 and 2007, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not anticipate any credit losses on advances in the future. Based on the foregoing, we determined that no provision for credit losses on advances was necessary as of December 31, 2008 or 2007.

Mortgage Loans

We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent losses, comparing these to credit enhancements, and establishing general or real-estate owned specific reserves based on the results. As of December 31, 2008 and 2007, we determined that no such provision is required, due in part to the structure of the allocation of credit risk under that program. We believe that adequate policies and procedures are in place to manage our mortgage loan credit risk effectively. The determination of loan losses is based on our estimate of loan losses inherent in the mortgage loan portfolio as of the Statement of Condition date. Any allowance for loan losses is reported as a separate line item in the Statement of Condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses. This analysis factors in the credit enhancements.

Until 2006, we acquired both FHA and conventional fixed-rate mortgage loans under our MPP. FHA mortgage loans are U.S. government insured and, therefore, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans by having the related real estate as collateral, which effectively includes the borrower’s equity, and credit enhancements including primary mortgage insurance, if applicable, the member’s lender risk account and, until April 25, 2008, supplemental mortgage insurance. On April 25, 2008, after the credit downgrade of our supplemental mortgage insurance provider, MGIC, we exercised our contractual right and cancelled our supplemental mortgage insurance policies.

For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, depending on original loan-to-value ratios, term, amount of primary mortgage insurance coverage, and characteristics of the loans. Once the borrower’s equity and primary mortgage insurance are exhausted, the participating member’s lender risk account provides credit loss coverage for conventional mortgage loans purchased loans until it is exhausted. After the lender risk account is exhausted, until April 25, 2008, the supplemental mortgage insurance coverage protected against credit losses down to a loan-to-value ratio of approximately 50%. We assume the credit exposure if the severity of losses were to exceed the supplemental mortgage insurance coverage, or after April 25, 2008, the lender risk account coverage.

The review of credit enhancements (in addition to any primary mortgage insurance, if applicable) includes the lender risk accounts (and until April 25, 2008, supplemental mortgage insurance), as well as outstanding claims against such coverage. The conventional loans are associated with specific master commitment contracts and their related lender risk accounts and are considered in such groups when we evaluate credit quality.

Based on our analysis, as of December 31, 2008, we have determined that no such provision is required for our conventional mortgage loans held for portfolio. If we had losses in excess of the estimated liquidation value of collateral held, the primary mortgage insurance (if applicable), and the lender risk account, these excess losses would be recognized credit losses for financial reporting purposes.

The lender risk account is recorded in “other liabilities” in the Statement of Condition and totaled $19.1 million and $20.5 million as of December 31, 2008 and 2007.

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1, 2, and 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part I. Item 7A. Quantitative and Qualitative Disclosures about Market Risk––Credit Risk” included in this report.

Recently Issued and Adopted Accounting Standards and Interpretations

Recently Issued Standards and Interpretations

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An amendment of FASB Statement No. 133 (SFAS 161)

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank). We have determined that our adoption of SFAS 161 will result in increased financial statement disclosures.

Recently Adopted Standards and Interpretations

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 was effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008 for the Seattle Bank). Our adoption of FSP EITF 99-20-1 did not have a material effect on our financial condition, results of operations, or cash flows.

FSP Nos. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (FIN 45), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. While we do not currently enter into credit derivatives, we do have guarantees (e.g., FHLBank joint and several liability on consolidated obligations and letters of credit). The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 were effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Seattle Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarify that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank). The adoption of FSP FAS 133-1 and FIN 45-4 resulted in increased financial statement disclosures.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received for selling an asset or paid for transferring a liability (an exit price), not the price that would be paid for acquiring an asset or received for assuming a liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, increasing consistency and comparability in fair value measures and related disclosures. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows. For additional information detailing the extent to which we measure assets and liabilities at fair value and the methods and assumptions we use to measure fair value, see Note 16 in “Part II., Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2)

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 by one year (January 1, 2009 for the Seattle Bank) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the application of SFAS 157 to our non-financial assets and liabilities to have a material affect on our financial condition, results of operations, or cash flows.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3)

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. While revisions resulting from a change in the valuation technique or its application were to be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate were not required. Our adoption of FSP FAS 157-3 did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued SFAS 158, which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of condition, effective for fiscal years ending after June 15, 2007. Adoption of SFAS 158 as of December 31, 2006 by the Seattle Bank did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS No. 159, Fair Value Option (SFAS 159)

In February 2007, the FASB issued SFAS 159, which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to display separately the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. We did not elect the fair value option for any assets or liabilities upon adoption of SFAS 159 on January 1, 2008 and did not elect the fair value option for any new financial assets or liabilities during the year ended December 31, 2008.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1)

In April 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. As a result of our adoption by retrospective application on January 1, 2008, we made adjustments to our Statement of Condition as of December 31, 2007 as shown in the following table.

	As of December 31, 2007
Effect of FSP FIN 39-1 Adoption	As Previously Reported	Effect of Adoption	As Adjusted
(in thousands)
Derivative assets	$165,692	$(34,205)	$131,487

Effect on total assets	$165,692	$(34,205)	$131,487

Deposits	$997,746	$(34,021)	$963,725
Accrued interest payable	523,437	(184)	523,253

Effect on total liabilities	$1,521,183	$(34,205)	$1,486,978

The adoption of FSP FIN 39-1 had no effect on our results of operations.

SFAS 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23)

In December 2007, the FASB issued SFAS 133 Implementation Issue E23, which amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. Our adoption of Issue E23 on January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

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

Interest-rate risk is the risk that the market value of our asset and liability portfolios will decline as a result of interest-rate volatility or that net earnings will be significantly affected by interest-rate changes. Interest-rate risk can occur in a variety of forms, including repricing risk, yield-curve risk, basis risk, and option risk. We face repricing risk when assets and liabilities reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. In isolation, repricing risk assumes that all interest rates change by the same magnitude; however, differences in the timing of the repricing of assets and liabilities can cause spreads between assets and liabilities to diverge. Yield-curve risk is the risk that changes in the shape of the yield curve may affect the market value of our assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different indices, such as LIBOR or our cost of funds. Different indices can move at different rates or in different directions, which can cause variances in income and expense. Option risk results from the optionality embedded in certain of our assets and liabilities, such as prepayable mortgage-related instruments.

Through our market-risk management, we attempt to ensure that we are profitable and that we protect net income and market value of equity over a wide range of interest-rate environments. Our general approach to managing market risk is to acquire and maintain a portfolio of assets and liabilities that, together with our associated interest-rate exchange agreements, limits our expected market value and income statement volatility. This approach complies with Finance Agency regulations that limit the use of interest-rate exchange agreements to those that reduce the risk exposures inherent in otherwise unhedged assets and funding positions.

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

Effective Duration/Effective Duration of Equity

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

Effective duration of equity is the market value of assets multiplied by the effective duration of assets minus the market value of liabilities multiplied by the effective duration of liabilities, plus or minus the market value of commitments multiplied by the effective duration of commitments, with the net result divided by the market value of equity. Effective duration of equity measures the sensitivity of the market value of equity to instantaneous changes in interest rates. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.

Effective Key-Rate-Duration-of-Equity Mismatch

Effective key-rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate duration of equity measures.

Effective Convexity of Equity

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

Market Value of Equity/Market Value-of-Equity Sensitivity

Market value of equity is the present value of the expected net cash flows from all of our assets, liabilities, and commitments. Market value-of-equity sensitivity is the change observed in our estimated market value of equity, given an instantaneous parallel increase or decrease in the yield curve.

Market-Risk Management

Our market-risk measures reflect the sensitivity of our assets and liabilities to changes in interest rates, which is primarily due to mismatches in the maturities and embedded options associated with our mortgage-related assets and the consolidated obligation bonds we use to fund these assets. The prepayment options embedded in mortgage-related instruments generally may be exercised at any time, while the call options embedded in our callable debt are exercisable on a set date or series of dates following a lock-out period. These differences in the structure and characteristics of the mortgage prepayment options embedded in our mortgage-related assets and the call options within the consolidated obligations issued on our behalf cause the market values of our mortgage-related assets and callable debt to respond differently to changes in interest rates and the shape of the yield curve. For example, a significant drop in interest rates has historically triggered increased prepayments of our mortgage-related assets, while the debt issued to fund the purchase of those assets may or may not have been called depending on the specific call provisions, including lock-out periods, associated with the debt.

Our advances result in minimal interest-rate risk because we generally enter contemporaneously into interest-rate swaps or match fund to hedge our fixed interest-rate advances with maturities greater than three months and advances with embedded derivatives, such as put options. These hedged advances effectively create a pool of variable interest-rate assets, which in combination with the strategy of issuing a portion of our debt swapped to variable interest-rates, creates an advance portfolio with low net interest-rate risk. Our short-term investments have maturities of three months or less or are variable interest-rate investments. These investments also effectively match the interest-rate risk of our variable interest-rate funding.

For entities with low market value of equity in relation to total assets, changes in market conditions, including changes in or volatility of interest rates and yield-curve shifts, cause proportionately high and volatile risk measures. The table below provides financial data relating to the significant decrease in our market value of equity as of December 31, 2008, compared to December 31, 2007. This decline in our market value of equity was primarily driven by material declines in the market value of our mortgage-backed securities backed by Alt-A collateral.

	As of December 31,		Change
	2008	2007
(in thousands, except ratios)
Regulatory capital	2,687,140	2,659,658	27,482
Market value (loss)	(2,070,136)	(460,064)	(1,610,072)
Market value of equity (including mandatorily redeemable capital stock)	578,875	2,198,174	(1,619,299)
Total assets	58,361,690	64,207,024	(5,845,334)
Market value leverage ratio*	100.8	29.2	71.6

*	Market value leverage ratio is calculated by dividing total assets by the market value of equity.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of December 31, 2008, due to our significantly decreased market value of equity, we were out of compliance with our primary risk measures, as further discussed below. As of December 31, 2007, our market-risk measures were within our policy limits.

The following table summarizes our primary risk measures and their respective limits as of December 31, 2008 and 2007.

	As of December 31,		Risk Measure Limit
Primary Risk Measures	2008	2007
Effective duration of equity	23.59	0.70	+/–5.00
Effective convexity of equity	(6.18)	(1.54)	+/–4.00
Effective key-rate-duration-of-equity mismatch	16.09	0.81	+/–3.50
Market value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(27.24)%	(1.24)%	+/–4.50%
Market value-of-equity sensitivity
(–100 basis point shock scenario) (in percentages)	20.92%	(0.49)%	+/–4.50%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. The extension in the effective duration of equity primarily resulted from an increase in duration contributions of our mortgage-related assets and advances (net of derivatives hedging our advances) and increases in the size of our money-market investment portfolio. These increases were partially offset by reductions in the duration contributions of our consolidated obligation bonds, declines in the size of our agency investments, and increases in the balance of our consolidated obligation discount notes. The decrease in the effective convexity of equity was primarily caused by greater negative convexity contributions of our mortgage-related assets and bullet consolidated obligation bonds and the reduced size of our agency investments. This decrease was partially offset by increased positive convexity contributions of our swapped and callable consolidated obligation bonds and our advances (including the derivatives hedging the advances). Effective key-rate-duration-of-equity mismatch increased as of December 31, 2008 from December 31, 2007, primarily due to the changes described below for our duration-related measures, which were exacerbated by the high market value leverage ratio.

Our estimates of our market-value-of-equity sensitivity changes resulting from up/down 100-basis point changes in interest rates deteriorated significantly as a result of the very depressed market value of our equity and the resulting high market value leverage ratio as of December 31, 2008, compared to estimates as of December 31, 2007.

In the third quarter of 2008, we instituted procedures to disaggregate the interest-rate risk of our financial positions from the credit and liquidity risk associated with our Alt-A collateral-backed investments, as discussed further below. For reporting purposes, we continue to report the unadjusted numbers as shown above. However, for interest-rate risk management and policy compliance purposes, we computed adjusted risk measures that removed the estimated credit and liquidity effects. We made this adjustment for management of our interest-rate risk because we believe that it is neither practical nor cost effective to manage credit and liquidity exposures with interest-rate hedges. The following table summarizes the adjusted risk measures used to manage the Seattle Bank’s interest-rate exposures as of December 31, 2008.

Adjusted Risk Measures	As of December 31, 2008	Risk Measure Limit
Effective duration of equity	10.56	+/–5.00
Effective convexity of equity	(9.34)	+/–4.00
Effective key-rate-duration-of-equity mismatch	4.75	+/–3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(15.75)%	+/–4.50%
Market-value-of-equity sensitivity
(–100 basis point shock scenario) (in percentages)	6.41%	+/–4.50%

The adjusted risk measures were also affected by the significant decline in market value of equity and the resulting high market-value-of-equity-to-assets ratio because the adjusted risk measures used the same market values in their calculations as our primary risk measures, leading to our failure to comply with our adjusted risk measures as of December 31, 2008.

In the first quarter of 2009, we further refined our market-risk measurement process. For market-risk management purposes, we have replaced the adjusted risk measures with a more sophisticated disaggregation of our operations given the current market conditions. Commencing in mid-January 2009, for market-risk management purposes, we report on a market value basis (i) a credit/liquidity portfolio and (ii) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are backed by Alt-A collateral along with the liabilities that fund these assets, as well as any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not backed by Alt-A collateral, along with the funding and hedges associated with these assets. This process allows us to more precisely measure and manage interest-rate risk in the basis and mortgage portfolio along with its market value leverage ratio. Similarly, the credit/liquidity portfolio allows more precise identification of the credit/liquidity effects on our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Instruments that Address Market Risk

Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, forward purchase and sale agreements, and swaptions only to reduce the interest-rate exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions.

The total notional amount of interest-rate exchange agreements outstanding was $30.6 billion and $29.4 billion as of December 31, 2008 and 2007. The notional amount of these agreements serves as a factor in determining periodic interest payments or cash flows received and paid and does not represent actual amounts exchanged or our exposure to credit or market risk. Therefore, the notional amount is significantly greater than the potential market or credit loss that could result from such transactions. Notional values are not meaningful measures of the risks associated with interest-rate exchange agreements, which can only be meaningfully measured on a market value basis, taking into consideration the cost of replacing interest-rate exchange agreements with similar agreements from a highly rated counterparty.

We report our derivatives in the Statements of Condition at their estimated fair value. As of December 31, 2008 and 2007, we held derivative assets of $32.0 million and $131.5 million, as well as derivative liabilities of $235.4 million and $23.4 million.

Types of Derivatives

We use the following types of derivatives in our interest-rate risk management.

Interest-Rate Swaps

An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount based on a variable interest-rate index for the same period of time. The variable interest-rate index in most of our interest-rate exchange agreements is LIBOR.

Swaptions

A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity that is planning to lend or borrow funds in the future against future interest-rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Caps and Floors

In an interest-rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (floor) price. Caps are used in conjunction with liabilities and floors are used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable interest-rate asset or liability rising above or falling below a certain level.

Application of Interest-Rate Exchange Agreements

The following table categorizes the estimated fair value of our derivatives, excluding accrued interest, by product and type of accounting treatment as of December 31, 2008 and 2007. Under “Advances” and “Consolidated Obligations”, we include derivative instruments where fair value hedge accounting is achieved. In a fair value hedge, the changes in fair value of the hedged item and the derivative offset each other, resulting in little or no impact to earnings. Under “Balance Sheet,” we include economic hedge strategies where derivative hedge accounting is not applied and, therefore, changes in the fair value of the derivatives are recorded in current period earnings with no adjustments made to the economically hedged asset or liability. Under “Intermediary Positions,” we include transactions where we enter into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances or consolidated obligations.

	As of December 31, 2008			As of December 31, 2007
Derivatives and Hedging	Notional	Estimated Fair Value (excludes accrued interest)	Hedged Item - Cumulative Basis Adjustment	Notional	Estimated Fair Value (excludes accrued interest)	Hedged Item - Cumulative Basis Adjustment
(in thousands)
Advances
Fair value—short-cut	$12,719,362	$(567,815)	$567,815	$7,543,357	$(158,909)	$158,909
Fair value—long-haul	2,400,000	(78,736)	82,468	521,000	(15,621)	15,572
Consolidated Obligations
Fair value—short-cut	6,636,000	51,822	(51,822)	8,165,545	12,802	(12,802)
Fair value—long-haul	7,914,082	272,144	(281,970)	11,747,500	84,302	(100,180)
Balance Sheet
Economic	270,500	482		783,500	4,329
Intermediary Positions
Economic	705,500			592,500	3

Total Notional and Fair Value	$30,645,444	(322,103)	$316,491	$29,353,402	(73,094)	$61,499

Net accrued interest receivable		37,245			215,405
Cash collateral held by counterparty
Cash collateral held from counterparty		81,425			(34,205)

Net derivative balance		$(203,433)			$108,106

Net derivative assets balance		31,984			131,487
Net derivative liabilities balance		(235,417)			(23,381)

Net derivative balance		$(203,433)			$108,106

Accounting Treatment for Hedging Relationships

As part of our risk management strategies, we enter into interest-rate exchange agreements that hedge our exposure to changes in interest rates. Through the use of these instruments, we may adjust the effective maturity, repricing frequency, or option characteristics to achieve our risk management objectives. We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to implementation. This analysis includes validation of expected accounting treatment under SFAS 133, determination of the effectiveness testing method to be used and preliminary expectations regarding effectiveness, financial instrument valuation sources, and operational procedures and controls, such that, once the hedging strategy is approved, transactions may proceed and be accurately recorded and reported in the financial statements. Once a strategy is approved, but prior to each transaction’s execution:

•

We formally document the hedging relationship, the strategy undertaken, and the risk management objective achieved. Documentation includes identification of the hedged item and hedging derivative instrument, the nature of the risk being hedged, and how we assess the derivative’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk.

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

Fair Value Hedges

In a fair value hedge, the derivative hedges the exposure to changes in the fair value of an asset or liability that is attributable to a particular risk. We use short-cut and long-haul fair value hedges to mitigate the risk of changes in the overall fair value of hedged items (fair value hedges) or changes in the fair value of the hedged items attributable only to changes in the benchmark interest rate (benchmark fair value hedges). Changes in the fair value of our derivatives are recorded each period in earnings. If a hedge qualifies for hedge accounting under SFAS 133 and is designated as a fair value hedge, changes in the fair value of the hedged items are also recorded in earnings. Accordingly, only the “ineffective” portion of a qualifying fair value hedge has an impact on current period earnings. The following table details our fair value hedges by accounting designation and type of risk being hedged as of December 31, 2008.

Hedging Derivative	Hedged Item	Accounting Designation	Type of Risk Being Hedged	Method of Assessing Hedge Effectiveness	Notional Amount as of December 31, 2008
(in thousands)
Interest-rate swap	Advances	Short-cut	Benchmark	Assumption of no ineffectiveness	$12,719,362
Interest-rate swap	Advances	Long-haul	Benchmark	Rolling regression	2,335,000
Interest-rate swap	Consolidated obligation bonds	Short-cut	Benchmark	Assumption of no ineffectiveness	6,636,000
Interest-rate swap	Consolidated obligation bonds	Long-haul	Benchmark	Rolling regression	6,051,545
Interest-rate swap	Consolidated obligation discount notes	Long-haul	Benchmark	Rolling regression	1,862,537
Interest-rate cap	Capped advance	Long-haul	Full fair value	Rolling regression	65,000

The following discussion describes the applicable accounting treatments for fair value hedging relationships under SFAS 133.

Short-Cut Hedging Relationships

Highly effective hedging relationships that use interest-rate swaps as the hedging instrument and that meet the criteria in paragraph 68 of SFAS 133 may qualify for the short-cut method of assessing hedge effectiveness. The short-cut method allows us to assume that the change in the fair value of the hedged item is equal to the change in the fair value of the derivative (i.e., there is no ineffectiveness).

Long-Haul Hedging Relationships

For highly effective hedging relationships that are not accounted for under the short-cut method, effectiveness testing is required. At hedge inception and on an ongoing basis, both prospective and retrospective effectiveness tests must indicate that the hedging relationship will be highly effective in achieving offsetting changes in fair value attributable to the hedged risk. The changes in fair value for the derivative and hedged item may or may not perfectly offset, and the difference, if any, will be recognized as a net gain or loss in current period earnings in the Statements of Operations. We refer to these long-haul types of hedges as fair value or benchmark fair value hedges, depending upon whether we are hedging the entire fair value of the asset or liability or only the changes in fair value due to changes in the benchmark interest rate.

To determine whether a hedging relationship is highly effective, we perform effectiveness testing at the inception of the hedge and on an ongoing basis. We use regression analysis to analyze the effectiveness of our long-haul fair value or benchmark fair value hedging relationships.

For each of our long-haul fair value hedges, we run our effectiveness tests at inception and at least quarterly thereafter to ensure that the hedging instrument’s changes in fair value are highly effective at offsetting the hedged item’s changes in fair value attributable to the hedged risk. When a hedging relationship fails our effectiveness test, we immediately discontinue hedge accounting.

In certain situations, we aggregate advances and hedge them with one or more derivative instruments. We also may aggregate certain consolidated obligations and hedge them with one or more derivative instruments. We follow the requirements set forth in SFAS 133, and the assets or liabilities that are aggregated meet the homogeneity requirement for fair value hedges.

Not-Highly Effective Hedging Relationships

If we determine that a fair value hedging relationship is no longer highly effective, we discontinue the accounting hedging relationship between the derivative and hedged item. This does not imply that there is not an economic hedging relationship between the derivative and hedged item; however, the relationship does not qualify for hedge accounting treatment under SFAS 133, and therefore the change in fair value of the hedged item is not recorded in current period earnings. We classify these derivatives as “freestanding” pursuant to SFAS 133. Changes in the fair value of the derivative in an economic (or freestanding) hedge are recorded as income or expense.

Types of Derivatives and Hedged Items

We incur interest-rate risk on advances, mortgage loans held for portfolio, investments, consolidated obligations, and intermediary positions. The following discussion describes our accounting for our specific derivative instruments and hedges.

Advances

The optionality embedded in certain financial instruments we hold (e.g., the prepayment terms in an advance) can create interest-rate risk. When a borrower prepays an advance, we would suffer lower future income if the prepaid principal portion were invested in lower-yielding assets that continued to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee designed to make us financially indifferent to a borrower’s decision to prepay an advance. When we offer advances (other than short-term advances) that a member may prepay without a prepayment fee (which would normally occur in a falling interest-rate environment), we usually finance such advances with callable debt or hedge this prepayment option.

When we make a putable advance, we have a right to terminate the advance at our discretion. We may hedge a putable advance by entering into a cancelable interest-rate exchange agreement where we pay a fixed interest rate and receive a variable interest rate based on a market index, typically LIBOR. The swap counterparty can cancel the interest-rate exchange agreement on the put dates, which would normally occur in a rising interest-rate environment, at which time we would generally terminate the advance. This type of hedge is treated as a benchmark fair value hedge under SFAS 133.

We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate. When we make a capped advance, we typically purchase an offsetting interest-rate cap from a broker. This type of hedge is treated as a long-haul fair value hedge under SFAS 133.

Mortgage Loans Held for Portfolio

The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these assets, depending on changes in estimated prepayment speeds. In addition, to the extent that we purchased mortgage loans at premiums or discounts, net income is affected by extensions or contractions in the expected maturities of these assets. We seek to manage the interest-rate and prepayment risk associated with mortgage loans primarily through debt issuance. We use both callable and noncallable debt to attempt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives pursuant to SFAS 133. Since 2006, we have purchased no mortgage loans under the MPP.

Investments

We currently invest in mortgage-backed securities, U.S. agency and GSE obligations, and the taxable portion of state or local housing finance agency securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. Derivatives used to manage these risks are considered freestanding pursuant to SFAS 133.

Consolidated Obligations

We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. Depending on the risk being hedged, such a transaction is treated as either long-haul or benchmark fair value hedges under SFAS 133. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

Intermediation

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

The following table summarizes the notional amounts of intermediary swap transactions that offset derivatives that are no longer designated in a hedge transaction as of December 31, 2008 and 2007, and gain on intermediary swap transactions that offset derivatives that are no longer designated in a hedge transaction in each of the years ended December 31, 2008 and 2007.

	As of December 31,
Intermediary Swap Transactions	2008	2007
(in thousands)
Notional Amount
De-designated swaps	$352,750	$296,250
Offsetting counterparty swaps	352,750	296,250

Total notional amount	$705,500	$592,500

	For the Year Ended December 31,
	2008	2007
Gain
De-designated swaps	$(18,080)	$(12,275)
Offsetting counterparty swaps	18,080	12,278

Total gain	$	$3

Credit Risk

Credit risk is the risk of loss due to default or nonperformance of an obligor or counterparty. We face credit risk on advances, certain investments, mortgage loans, interest-rate exchange agreements, and counterparty exposures.

Advances

We have never experienced a credit loss on advances. We protect against credit risk on advances by requiring collateral on all advances we fund. We may also request additional or substitute collateral during the life of an advance to protect our security interest. In addition, we monitor the financial condition of our members. Should the financial condition of a member decline or become otherwise impaired, we may change a member’s collateral arrangement with us and take possession of a member’s collateral or require that the member provide additional collateral to us. In 2008, due to deteriorating market conditions and pursuant to our advances agreements, a number of member borrowers were moved from blanket collateral to our physical possession arrangements. The physical possession collateral arrangement reduces our credit risk exposure and allows us to continue lending to members whose financial condition may have weakened.

The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Seattle Bank, and other real estate-related assets. To ensure that the residential whole mortgage loans and pools of mortgage loans that we accept as collateral meet our required collateral quality levels, we periodically review such collateral.

Under our subprime collateral program, we accept certain categories of first-lien, single-family, subprime mortgage loans as collateral. As of December 31, 2008, we had no members participating in our subprime collateral program. See “Part I. Item 1. Business—Our Business—Products and Services—Advances—Borrowing Capacity” in this report for more information on this program.

Investments

We are subject to credit risk on some investments. We limit our credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. For example, we have shifted our short-term investment strategy from investing in higher-yielding unsecured investments to lower-yielding secured investments in order to reduce our counterparty credit risk. As of December 31, 2008, our unsecured credit exposure was $4.5 billion, including $2.3 billion of overnight federal funds sold. As of December 31, 2007, our unsecured credit exposure was $5.2 billion, primarily consisting of $1.6 billion in federal funds sold and $2.6 billion of other FHLBanks’ consolidated obligations.

The following table presents our long-term investments by type and credit rating as of December 31, 2008.

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB		Below Investment Grade		Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$		$		$13,997	$939,768
State or local housing investments	380		5,320								5,700
Mortgage-backed securities
Government-sponsored enterprise	2,002,701										2,002,701
Private-label	5,470,426		56,779		38,905		17,694		2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905		$17,694		$2,918	$13,997	$8,534,891

The following tables summarize the carrying value of our private-label mortgage-backed securities and credit ratings that have been downgraded between December 31, 2008 and February 28, 2009. The downgraded securities each have a stable outlook as of February 28, 2009.

	Rating Agency Actions Between December 31, 2008 and February 28, 2009
	To
Downgraded Private-Label Mortgage-Backed Securities	AA	A	BBB	Below Investment Grade
(in thousands)
From AAA	$8,311	$92,045	$349,499	$1,447,932
From AA				15,153
From A				36,316
From BBB				16,582

Total carrying value	$8,311	$92,045	$349,499	$1,515,983

Mortgage-Backed Securities

Our mortgage-backed security investments consist of agency guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities. We have increased exposure to the risk of loss on our investments in mortgage-backed securities when the mortgage loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination—where the mortgage-backed security is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.

•

Excess spread—where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the mortgage-backed security. The spread differential may be used to cover any losses that may occur.

•

Over-collateralization—where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding mortgage-backed security balance. The excess collateral is available to cover any losses that may occur.

•

Insurance wrap—where a third-party bond insurance company guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of December 31, 2008, the Seattle Bank held $3.7 million in investments with unrealized losses on those investments of $51,000 that had been credit enhanced by a monoline insurer, MBIA. While we expect the insurer to be able to meet its contractual obligations, we also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. At this time, the Seattle Bank does not anticipate investing in additional securities where the primary credit protection is provided by monoline insurers in any material amount for the foreseeable future.

GSE and U.S. Agency Mortgage-Backed Securities

Our investments in Fannie Mae, Freddie Mac, and other U.S. agency mortgage-backed securities were rated “AAA” (or its equivalent) by an NRSRO, such as Moody’s, S&P, or Fitch, at their respective purchase dates. These securities continue to maintain their “AAA”-status and we believe that there is minimal exposure to risk of loss on these investments. As of December 31, 2008, the gross unrealized losses on our investments in GSE and U.S. agency mortgage-backed securities totaled $24.1 million. We believe any gross unrealized losses on these securities are primarily due to unusually wide mortgage-asset spreads, generally resulting from an illiquid market, as opposed to deterioration in the fundamental credit quality of these securities.

Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for mortgage-backed security purchases to protect against credit losses on newly purchased securities and are currently purchasing only GSE or U.S. agency mortgage-backed securities for our investment portfolio and expect to continue to do so for the foreseeable future.

Private-Label Mortgage-Backed Securities

Our investments in private-label mortgage-backed securities were rated “AAA” (or its equivalent) by an NRSRO, such as Moody’s or S&P, at their respective purchase dates, although certain of these securities have had their ratings downgraded since purchase as described below. The securities achieve their ratings through credit enhancement, primarily over-collateralization and senior-subordinated shifting interest features as discussed above. The following table summarizes the unpaid principal balances, gross unrealized losses, and fair value of our private-label mortgage-backed securities by type of underlying collateral and interest-rate terms as of December 31, 2008.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$1,099,687	$(86,337)	$1,007,759
Variable	211,967	(25,015)	186,903

Total prime	1,311,654	(111,352)	1,194,662

Alt-A
Fixed	175,672	(15,763)	159,323
Variable	4,409,731	(1,853,758)	2,251,864

Total Alt-A	4,585,403	(1,869,521)	2,411,187

Total private-label mortgage-backed securities	$5,897,057	$(1,980,873)	$3,605,849

The following table summarizes the unpaid principal balances, gross unrealized losses, and fair value of our private-label mortgage-backed securities by credit rating as of December 31, 2008.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
AAA	$5,690,986	$(1,955,029)	$3,515,397
AA	63,639	(25,793)	30,985
A	82,107	(33)	38,872
BBB	50,739	(18)	17,677
Below investment grade	9,586		2,918

Total private-label mortgage-backed securities	$5,897,057	$(1,980,873)	$3,605,849

The market value of our private-label mortgage-backed securities has significantly declined since the second half of 2007. As of December 31, 2008, the gross unrealized losses on our investment in private-label mortgage-backed securities totaled $2.0 billion. We believe that while credit concerns have arisen from the increase in delinquencies and foreclosures of mortgage loans underlying these securities, as well as from the deterioration in housing prices, a significant portion of the mortgage-backed security price deterioration is due to the illiquidity in the current mortgage-backed securities market. The uncertainty as to the depth and duration of these trends has resulted in a change in the private-label mortgage-backed security market, such that what had been a generally functioning market in early-to-mid 2007 has become a highly illiquid market, with prices reflecting a lack of dealer and investor sponsorship. Further, we believe that the overall intrinsic value of our private-label mortgage-backed securities is generally not represented by the current market value, which we have determined using third-party pricing services.

The following tables summarize the par value and unrealized loss of our private-label mortgage-backed securities by credit rating and year of issuance and the weighted-average credit enhancement information and percentage of collateral delinquencies greater than 60 days on the applicable securities, as of December 31, 2008. The original and current weighted-average credit enhancements are the weighted-average percentages of credit enhancement at origination and as are currently in place as a percentage of unpaid principal balance in the security structures that would absorb losses before our investments incur a loss. The minimum credit enhancement is the current credit support of the security with the lowest credit support in the vintage as a percentage of unpaid principal balance. The percentage of collateral delinquencies greater than 60 days is the weighted-average of the current unpaid principal balance of the individual securities in the applicable category and their respective delinquencies.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities	AAA		AA			A			BBB			Below Investment Grade			Total	Unrealized Loss
(in thousands)
Prime—Year of Issuance
2003 and earlier	$1,049,240		$			$			$			$			$1,049,240	$(89,504)
2004	262,414														262,414	(21,848)

Total prime	$1,311,654		$			$			$			$			$1,311,654	$(111,352)

Alt-A—Year of Issuance
2003 and earlier	$427,691		$				$2,595	(1)		$1,111	(2)	$			$431,397	$(68,301)
2004	227,144														227,144	(33,567)
2005	265,355			22,013	(3)								9,586	(4)	296,954	(144,929)
2006	1,034,765	(5)													1,034,765	(525,511)
2007	1,653,643	(6)		41,626	(7)		79,512	(8)		49,628	(9)				1,824,409	(953,836)
2008	770,734														770,734	(143,377)

Total Alt-A	$4,379,332			$63,639			$82,107			$50,739			$9,586		$4,585,403	$(1,869,521)

Total unpaid principal balance	$5,690,986			$63,639			$82,107			$50,739			$9,586		$5,897,057	$(1,980,873)

1.	Consists of one investment rated “A1” by Moody’s, with total unrealized losses of $33,000. This investment includes credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of December 31, 2008, we had one other investment that was credit enhanced by monoline insurers as discussed in note 2 below.
2.	Consists of one investment rated “Baa1” by Moody’s, with total unrealized losses of $18,000. This investment includes credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of December 31, 2008, we had one other investment that was credit enhanced by monoline insurers as discussed in note 1 above.
3.	Consists of one investment rated “Aa2” by Moody’s, with a realized other-than-temporary impairment loss of $7.1 million and an unrealized loss of $745,000.
4.	Consists of one investment rated “CCC” by Fitch, with realized other-than-temporary impairment loss of $6.7 million.
5.	Consists of three investments rated “AAA” by S&P, with a realized other-than-temporary impairment loss of $95.3 million and an unrealized loss of $22.3 million.
6.	Consists of two investments rated “AAA” by S&P, with a realized other-than-temporary impairment loss of $118.9 million.
7.	Consists of one investment rated “AA” by Fitch, with an unrealized loss of $25.0 million.
8.	Consists of one investment rated “A” by S&P, with a realized other-than-temporary impairment loss of $43.2 million.
9.	Consists of one investment rated “BBB” by S&P, with a realized other-than-temporary impairment loss of $33.0 million.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities	Original Weighted- Average Credit Enhancement %	Current Weighted- Average Credit Enhancement %	Minimum Credit Enhancement %	Collateral Delinquency (60+ Days) %
(in percentages)
Prime—Year of Issuance
2003 and earlier	3.04	7.03	1.98	0.54
2004	3.17	5.68	2.04	1.02
Total prime	3.06	6.76	1.98	0.64

Alt-A—Year of Issuance
2003 and earlier	4.78	7.14	3.81	1.60
2004	4.37	6.28	2.40	0.96
2005	29.83	37.07	12.47	23.43
2006	45.80	46.89	42.85	34.58
2007	38.49	38.57	14.88	20.39
2008	33.35	34.68	21.43	9.72
Total Alt-A	36.87	35.14	2.40	19.27
Total unpaid principal balance	27.00	28.83	1.98	15.12

The following table summarizes the weighted average fair value of our private-label mortgage-backed securities as a percentage of unpaid balance by year of issuance and type of underlying collateral at each quarter-end in 2008.

	As of
Private-Label Mortgage-Backed Securities	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(in percentages)
Prime—Year of Issuance
2003 and earlier	91%	92%	93%	96%
2004	92%	96%	96%	98%
2005				98%

Total prime weighted-average percentage of unpaid balance	91%	93%	94%	96%

Alt-A—Year of Issuance
2003 and earlier	84%	93%	94%	97%
2004	85%	92%	94%	96%
2005	47%	67%	82%	84%
2006	40%	60%	75%	79%
2007	37%	61%	76%	80%
2008	81%	89%	95%	96%

Total Alt-A weighted-average percentage of unpaid balance	53%	70%	82%	84%

Total private-label mortgage-backed securities weighted- average percentage of unpaid balance	61%	75%	85%	87%

Mortgage Loans Held for Portfolio

Between 2002 and 2006, we purchased mortgage loans from participating members under our MPP. Our total principal of mortgage loans outstanding through the MPP was $5.1 billion and $5.6 billion as of December 31, 2008 and 2007, which was comprised of $4.9 billion and $5.4 billion in conventional mortgage loans and $205.4 million and $236.5 million in FHA mortgage loans. Exposure to credit risk on the outstanding loans is shared between the participating members and the Seattle Bank. We manage our exposure to credit risk with the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (when applicable);

•	Lender risk account as described below (for conventional loans); and

•

Prior to April 25, 2008, supplemental mortgage insurance (as applicable for conventional mortgage loans) purchased by the participating members from a third party provider naming the Seattle Bank as the beneficiary. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on MGIC, our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

No lender risk account or supplemental mortgage insurance coverage is required for FHA loans. For conventional loans, primary mortgage insurance, as applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of primary mortgage insurance coverage, and characteristics of the loan.

The lender risk account helps protect us against credit losses on conventional mortgage loans. Funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on any loans we purchased under a master commitment contract. Generally, after five years, if the balance of the funds in the lender risk account exceeds the required balance, the excess amounts are distributed to the participating member based on a pre-determined schedule set forth in the master commitment contract that establishes the lender risk account. Once mortgage loans purchased under a master commitment contract have been outstanding for more than 11 years, a balance is not required to be maintained in the lender risk account with respect to such mortgage loans.

After the lender risk account is exhausted, we assume the credit exposure if the severity of losses were to exceed the lender risk account coverage.

Since the inception of the MPP, we have never experienced a credit loss on our mortgage loans. Our decision to exit the MPP has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio, nor do we expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

Delinquencies and defaults on our conventional mortgages loans have been below national averages, as shown below. We conduct a loss reserve analysis on a quarterly basis and we currently believe that the credit enhancements provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses (see lender risk account totals below). The credit quality characteristics of the mortgage loans indicate a portfolio of high credit quality, a limited exposure to credit risk on conventional mortgage loans, and a high probability that we will be able to collect all principal and interest amounts due according to contractual terms. Therefore, we have not established a loan loss reserve for these mortgages, and we have no mortgage loans that are considered to be impaired.

Finance Agency regulations require that, upon origination, a sufficient combination of mortgage loan collateral and credit enhancements to raise the implied credit ratings on conventional mortgage loans under a mortgage commitment contract to at least an investment-grade rating of “AA”. We analyzed the mortgages to be delivered under each mortgage commitment contract using a credit assessment model licensed from an NRSRO and each met this requirement when the mortgage loans were purchased. If the implied rating falls below “AA,” regulations currently require that additional risk-based capital be held to help mitigate the perceived additional credit risk.

The following table presents changes in our aggregate lender risk account for the years ended December 31, 2008 and 2007.

	For the Years Ended December 31,
Lender Risk Account	2008	2007
(in thousands)
Balance, as of January 1	$20,484	$19,798
Additions	3,471	3,863
Claims	(174)
Scheduled distributions	(4,701)	(3,177)

Balance, as of December 31	$19,080	$20,484

The following table provides the weighted-average FICO scores and weighted-average loan-to-value ratio at origination for our outstanding mortgage loans held for portfolio as of December 31, 2008 and 2007:

	As of December 31,
Mortgage Loan Portfolio	2008	2007
Average FICO® score* at origination	746	745
Average loan-to-value ratio at origination	64.26%	64.39%

*	FICO® is a standardized, statistical credit score used as an indicator of borrower credit risk.

In today’s market, the mortgage industry generally considers a FICO® score of over 660 and a loan-to-value ratio of 80% or lower as benchmarks indicating an increased probability of collection/payment. As of December 31, 2008, conventional mortgage loans in our mortgage loans held for portfolio with FICO® scores at origination of 660 or lower totaled $86.5 million (1.78% of the portfolio). We believe this measure, which has been stable during the last two years, is further indication that our mortgage loans have a decreased risk of default. Based on available data, we believe that we have limited exposure to loans in our mortgage loan portfolio that are considered to have characteristics of “subprime” or “alternative/nontraditional” loans. In addition, we did not knowingly purchase any loan that violates the terms of our anti-predatory lending policy.

Our mortgage loans held for portfolio are currently dispersed across all fifty states, the District of Columbia, and the U.S. Virgin Islands. The following table represents the geographic concentration of our mortgage loans held for portfolio as of December 31, 2008 and 2007.

	As of December 31,
Region	2008(1)	2007(1)
(in percentages)
Midwest(2)	16.8	16.6
Northeast(3)	20.5	20.3
Southeast(4)	13.7	13.9
Southwest(5)	11.3	11.6
West(6)	37.7	37.6

Total	100.0	100.0

(1)	Percentage calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
(3)	Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.

(4)	Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
(5)	Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
(6)	West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

The following table represents the top five states by concentration of our mortgage loans held for portfolio as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
(in percentages)
California	26.0	25.5
Illinois	7.6	7.5
Washington	6.0	6.2
New York	5.6	5.6
Massachusetts	5.2	5.1
All others	49.6	50.1

Total	100.0	100.0

No single zip code represented more than 0.25% of our mortgage loans held for portfolio outstanding as of December 31, 2008 or 2007. The median size of our outstanding mortgage loans was approximately $175,000 as of both December 31, 2008 and 2007. The following table presents the property types of the underlying mortgage assets as of December 31, 2008 and 2007.

	As of December 31,
Underlying Mortgage Assets	2008	2007
(in percentages)
Single-family	92.68	92.64
Planned unit development	0.24	0.26
Low-rise condo	6.78	6.80
Manufactured housing	0.03	0.03
Multi-family	0.27	0.27

Total	100.00	100.00

Another indication of the credit quality of our mortgage loans held for portfolio is data on actual delinquencies. The following tables present our mortgage loans that are past due 90 days or more and still accruing interest as a percentage of par and the comparable national average of real estate mortgages as of December 31, 2008 and 2007, is presented below.

	As of December 31,
Mortgage Loans 90-Days Delinquent or in Foreclosure	2008	2007
(in thousands, except percentages)
Conventional mortgage loan delinquencies	$8,898	$4,703
Conventional mortgage loans outstanding	4,872,474	5,405,635
Conventional mortgage loan delinquencies	0.2%	0.1%
Conventional mortgage loan foreclosures	0.1%	0.1%

Government-insured mortgage loan delinquencies	$27,540	$26,570
Government-insured mortgage loans outstanding	205,367	236,542
Government-insured mortgage loan delinquencies	13.4%	11.2%
Government-insured mortgage loan foreclosures	None	None

	As of December 31,
National Averages	2008	2007
(in percentages)
Delinquencies (past due 90 days or more)
Conventional mortgage loan delinquencies	1.6	1.0
Government-insured mortgage loan delinquencies	5.6	5.2

Foreclosures
Conventional mortgage loan foreclosures	0.9	0.6
Government-insured mortgage loan foreclosures	2.1	2.1

The delinquency rates for our conventional mortgage loans held for portfolio are significantly below the national average delinquency rates, measured by a nationally recognized delinquency survey. A factor that impacts the delinquency ratio is the age of mortgage loans. It is typical for mortgage delinquencies to increase during the first few years of a mortgage loan portfolio’s life and then decline. Our conventional mortgage loans were originated between 2002 and 2005 and we have added no new mortgage loans to our portfolio since that time. The conventional mortgage loans are considered “seasoned” and reflect lower delinquency rates.

Our government-insured mortgage loans are exhibiting delinquency rates that are generally higher than that of the conventional mortgages held in our mortgage loan portfolio or the national averages. This is primarily due to the impact of individual mortgage delinquencies on our small portfolio balance. We rely on government insurance, which generally provides a 100% guarantee, as well as quality control processes, to maintain the credit quality of this portfolio.

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except as discussed below relating to LBSF, as a result of these risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

Our counterparty credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. As of December 31, 2008 and 2007, our maximum credit risk, taking into consideration master netting arrangements, was approximately $32.0 million and $131.5 million. These totals include $11.0 million and $200.1 million of net accrued interest receivable as well as cash collateral from our counterparties with a fair value of $0 million and $34.0 million. In determining maximum credit risk, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. We held securities from our counterparties with a fair value of $9.0 million and $3.2 million, which is not included in our derivative asset or liability balance as of December 31, 2008 and 2007. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Counterparty Credit Exposure

Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2008 and 2007.

	As of December 31, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$6,524,654	$	$	$
AA	1,307,816
AA–	10,853,390
A+	7,424,101	31,418	8,961	22,457
A	4,535,483	566		566

Total	$30,645,444	$31,984	$8,961	$23,023

	As of December 31, 2007
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
(in thousands)
AA+	$6,997,759	$54,774	$22,826	$31,948
AA	12,591,793	64,955	3,269	61,686
AA–	4,782,550	14,769	3	14,766
A+	4,906,300	30,979	11,350	19,629
A	75,000

Total	$29,353,402	$165,477	$37,448	$128,029

In September 2008, LBHI, the parent company of LBSF, and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under ISDA master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF. Unwinding our derivative transactions resulted in $6.0 million of net gains on derivatives and hedging activities during the third quarter of 2008. In addition, upon unwinding of the derivative transactions between the Seattle Bank and LBSF, we established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. An offsetting “provision for credit loss on receivable” in the other expense section of the Statement of Operations for the year ended December 31, 2008 was established based on based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Derivative Assets and Liabilities” for additional information related to LBHI and LBSF.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty. As of December 31, 2008 and 2007, 14 and 17 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of December 31, 2008 and 2007, 61.0% and 83.0% of the total notional amount of our outstanding interest-rate exchange agreements was with six and 14 counterparties rated “AA–” or higher. As of December 31, 2008 and 2007, 100.0% of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of “A” or equivalent from an NRSRO, such as S&P or Moody’s.

PART II. FINANCIAL INFORMATION

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Of the Federal Home Loan Bank of Seattle:

In our opinion, the accompanying statements of condition and the related statements of operations, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 29, 2009

Federal Home Loan Bank of Seattle

Statements of Condition

	As of December 31,
	2008	2007
(in thousands, except par value)
Assets
Cash and due from banks (Note 3)	$1,395	$1,197
Securities purchased under agreements to resell (Note 4)	3,900,000
Federal funds sold	2,320,300	1,551,000
Held-to-maturity securities* (Other FHLBanks’ consolidated obligations: $0 and $2,524,974) (Note 5)	9,784,891	10,986,895
Advances (Note 6)	36,943,851	45,524,539
Mortgage loans held for portfolio (Note 7)	5,087,323	5,665,570
Accrued interest receivable (Other FHLBanks: $0 and $30,896)	241,124	312,405
Premises, software, and equipment, net	14,228	11,985
Derivative assets (Note 8)	31,984	131,487
Other assets (Note 13)	36,594	21,946

Total Assets	$58,361,690	$64,207,024

Liabilities and Capital
Liabilities
Deposits (Note 9):
Interest-bearing	$582,258	$963,723
Non-interest bearing		2

Total deposits	582,258	963,725

Consolidated obligations, net (Note 11):
Discount notes	15,878,281	14,979,317
Bonds	38,590,399	44,996,227

Total consolidated obligations, net	54,468,680	59,975,544

Mandatorily redeemable capital stock (Note 14)	917,876	82,345
Accrued interest payable	337,303	523,253
Affordable Housing Program (Note 12)	16,210	23,025
Payable to REFCORP (Note 13)		4,655
Derivative liabilities (Note 8)	235,417	23,381
Other liabilities	37,621	35,203

Total liabilities	56,595,365	61,631,131

Commitments and contingencies (Note 17)
Capital (Note 14)
Capital stock:
Class B capital stock putable ($100 par value)—issued and outstanding shares: 17,302 shares in 2008 and 21,411 shares in 2007	1,730,287	2,141,141
Class A capital stock putable ($100 par value)—issued and outstanding shares: 1,179 shares in 2008 and 2,874 shares in 2007	117,853	287,449

Total capital stock	1,848,140	2,428,590

(Accumulated deficit) retained earnings	(78,876)	148,723
Accumulated other comprehensive loss:
Pension benefits (Note 15)	(2,939)	(1,420)

Total capital	1,766,325	2,575,893

Total Liabilities and Capital	$58,361,690	$64,207,024

*	Fair values of held-to-maturity securities were $7,857,197 and $10,747,261 as of December 31, 2008 and 2007.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
(in thousands)
Interest Income
Advances	$1,294,570	$1,740,442	$1,289,132
Prepayment fees on advances, net	22,001	2,595	608
Interest-bearing deposits	5		334
Securities purchased under agreements to resell	18,612	13,236	12,475
Federal funds sold	195,014	336,022	247,960
Available-for-sale securities	1
Held-to-maturity securities (Other FHLBanks’ consolidated obligations: $23,078, $109,615, and $166,736 for 2008, 2007, and 2006)	452,673	613,397	638,231
Mortgage loans held for portfolio	263,475	300,441	344,234
Loans to other FHLBanks	38	19	19

Total interest income	2,246,389	3,006,152	2,532,993

Interest Expense
Consolidated obligations—discount notes	501,419	308,781	367,534
Consolidated obligations—bonds	1,541,307	2,478,066	2,045,563
Deposits	21,136	47,610	34,974
Securities sold under agreements to repurchase	3,314	22	7,705
Mandatorily redeemable capital stock and other borrowings	624	635	197

Total interest expense	2,067,800	2,835,114	2,455,973

Net Interest Income	178,589	171,038	77,020

Other (Loss) Income
Service fees	1,873	1,676	1,691
Net realized gain (loss) from sale of held-to-maturity securities	1,374	(5,705)	(6,496)
Realized loss on held-to-maturity securities	(304,243)
Net gain (loss) on derivatives and hedging activities	4,225	(2,319)	470
Net realized (loss) gain on early extinguishment of consolidated obligations	(21,714)	(22,498)	7,232
Other (loss) income, net	(57)	357	(205)

Total other (loss) income	(318,542)	(28,489)	2,692

Other Expense
Operating:
Compensation and benefits	25,577	22,786	22,521
Other operating	18,831	19,049	17,809
Finance Agency/Finance Board	2,003	1,736	1,599
Office of Finance	2,024	1,678	1,312
Provision for credit loss on receivable	10,430
Other, net	546	1,043	1,384

Total other expense	59,411	46,292	44,625

(Loss) Income Before Assessments	(199,364)	96,257	35,087
Assessments
Affordable Housing Program		7,916	2,871
REFCORP		17,668	6,443

Total assessments		25,584	9,314

Net (Loss) Income	$(199,364)	$70,673	$25,773

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

For the Years Ended December 31, 2008, 2007, and 2006	Class B Capital Stock*			Class B(1) Capital Stock*			Class B(2) Capital Stock*			Class A Capital Stock*			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss		Total Capital
	Shares	Par Value		Shares	Par Value		Shares	Par Value		Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2005		$		20,197		$2,019,731	1,128		$112,803		$		$68,759	$		$2,201,293
Proceeds from sale of capital stock	30		2,983	85		8,443										11,426
Transfers				(1,424)		(142,384)	1,424		142,384
Repurchase/redemption of capital stock
Net shares reclassified to mandatorily redeemable capital stock				(29)		(2,865)	(1)		(98)							(2,963)
Comprehensive income:
Net income													25,773			25,773

Total comprehensive income													25,773			25,773
Adjustment to initially apply SFAS 158															(2,090)	(2,090)
Conversion to Class B shares	21,380		2,138,014	(18,829)		(1,882,925)	(2,551)		(255,089)
Dividends on capital stock:
Cash													(2,135)			(2,135)

Balance, December 31, 2006	21,410		$2,140,997		$			$			$		$92,397		$(2,090)	$2,231,304
Proceeds from sale of capital stock	132		13,267							3,192		319,215				332,482
Repurchase/redemption of capital stock										(318)		(31,766)				(31,766)
Net shares reclassified to mandatorily redeemable capital stock	(131)		(13,123)													(13,123)
Comprehensive income:
Net income													70,673			70,673
Pension benefits															670	670

Total comprehensive income													70,673		670	71,343
Dividends on capital stock:
Cash													(14,347)			(14,347)

Balance, December 31, 2007	21,411		$2,141,141		$			$		2,874		$287,449	$148,723		$(1,420)	$2,575,893
Proceeds from sale of capital stock	4,032		403,201							6,102		610,179				1,013,380
Repurchase/redemption of capital stock										(6,159)		(615,899)				(615,899)
Net shares reclassified to mandatorily redeemable capital stock	(8,141)		(814,055)							(1,638)		(163,876)				(977,931)
Comprehensive loss:
Net income													(199,364)			(199,364)
Pension benefits															(1,519)	(1,519)

Total comprehensive loss													(199,364)		(1,519)	(200,883)
Dividends on capital stock:
Cash													(28,235)			(28,235)

Balance, December 31, 2008	17,302		$1,730,287		$			$		1,179		$117,853	$(78,876)		$(2,939)	$1,766,325

•	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

For the Years Ended December 31,	2008	2007	2006
(in thousands)
Operating Activities
Net (loss) income	$(199,364)	$70,673	$25,773
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	(32,406)	94,098	(24,587)
Change in net fair value adjustment on derivative and hedging activities	365,544	325	(181,220)
Loss (gain) on extinguishment of consolidated obligations	21,714	22,498	(7,232)
(Gain) loss on sale of held-to-maturity securities	(1,374)	5,705	6,496
Realized loss on held-to-maturity securities	304,243
Other adjustments	83	147	232
Net change in:
Accrued interest receivable	71,277	10,937	(72,398)
Other assets	99	852	541
Accrued interest payable	(186,133)	(44,313)	190,349
Other liabilities	(29,309)	4,233	(6,564)

Total adjustments	513,738	94,482	(94,383)

Net cash provided by (used in) operating activities	314,374	165,155	(68,610)

Investing Activities
Net change in:
Interest-bearing deposits	(81,422)
Securities purchased under agreements to resell	(3,900,000)		850,000
Federal funds sold	(769,300)	1,281,000	3,596,000
Premises, software, and equipment	(4,491)	(2,294)	(1,956)
Available-for-sale securities:
Proceeds	1,940
Purchases	(1,940)
Held-to-maturity securities:
Net (increase) decrease in short-term	(1,248,361)	2,165,000	(540,533)
Proceeds from maturities of long-term	3,082,226	2,973,110	1,582,097
Proceeds from sale of long-term	502,093	1,944,295	1,043,504
Purchases of long-term	(1,426,047)	(2,225,219)	(1,637,726)
Advances:
Proceeds	155,910,709	81,038,685	98,677,705
Made	(146,849,470)	(98,406,532)	(105,211,820)
Mortgage loans held for portfolio:
Principal collected	563,992	693,697	845,630

Net cash provided by (used in) investing activities	5,779,929	(10,538,258)	(797,099)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows—(Continued)

For the Years Ended December 31,	2008	2007	2006
(in thousands)
Financing Activities
Net change in:
Deposits	$(415,489)	$(6,214)	$203,140
Securities sold under agreements to repurchase			(393,500)
Net proceeds from issuance of consolidated obligations:
Discount notes	1,132,223,046	507,328,323	351,198,739
Bonds	26,013,440	36,788,026	25,502,528
Bonds transferred from other FHLBanks		93,444
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,131,309,414)	(493,915,935)	(360,290,972)
Bonds	(32,545,304)	(39,965,355)	(15,366,522)
Bonds transferred to other FHLBanks	(287,230)	(235,642)
Proceeds from issuance of capital stock	1,013,380	332,482	11,426
Redemption/repurchases of mandatorily redeemable capital stock	(142,400)	165
Payments for repurchase/redemption of capital stock	(615,899)	(31,766)
Cash dividends paid	(28,235)	(14,347)	(2,135)

Net cash (used in) provided by financing activities	(6,094,105)	10,373,181	862,704

Net increase (decrease) in cash and cash equivalents	198	78	(3,005)
Cash and cash equivalents at beginning of the year	1,197	1,119	4,124

Cash and cash equivalents at end of the year	$1,395	$1,197	$1,119

Supplemental Disclosures
Interest paid	$2,253,934	$2,879,262	$2,266,149
Affordable Housing Program payments, net	$6,815	$7,650	$11,348
REFCORP assessment paid	$24,363	$14,555	$2,402
Transfers of mortgage loans to real estate owned	$364	$737	$373

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Notes to Financial Statements

Background Information

These financial statements present the financial position and results of operations of the Federal Home Loan Bank of Seattle (Seattle Bank). The Seattle Bank, a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks) created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development.

The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides a readily available, competitively priced source of funds to its member institutions. All members must purchase stock in the Seattle Bank. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. All holders of our capital stock are entitled to receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). All federally insured depository institutions, community development financial institutions, and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutes or regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and, as such, are not allowed to hold capital stock.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks’ Office of Finance (Office of Finance) through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (the Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that: (i) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (ii) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (iii) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and (iv) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.

The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the FHLBanks’ debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, the FHLBanks’ consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members and, historically to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer our member institutions correspondent services, such as wire transfer and security safekeeping services.

Our financial results for the year ended December 31, 2008 reflect the impact of the deterioration in the U.S. mortgage market which accelerated in 2008, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide during the second half of the year. The significant reduction in the market value and demand for private-label mortgage-backed securities adversely impacted the unrealized market value loss on such investments for a number of FHLBanks, including the Seattle Bank, and led to our recording $304.2

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

million in other-than-temporary impairment charges on our investment in these assets, resulting in a net loss for 2008 of $199.4 million and an accumulated deficit of $78.9 million as of December 31, 2008.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include the fair valuation of financial instruments, determination of other-than-temporary impairments of securities, application of accounting for derivatives and hedging activities, amortization of premium/accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. We treat securities purchased under agreements to resell as collateralized financings. We also invest in certain certificates of deposit that meet the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and are recorded as held-to-maturity securities.

Investment Securities

We classify certain investments that we may sell before maturity as available-for-sale and carry them at fair value. The change in value of the available-for-sale securities is recorded in other comprehensive income as “net unrealized gains (losses) on available-for-sale securities.”

We classify certain investments for which we have both the ability and intent to hold to maturity as held-to-maturity securities and carry them at cost, adjusted for periodic principal payments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using a level-yield methodology.

Under SFAS 115, changes in circumstances may cause us to change our intent to hold a certain security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity.

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

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

We amortize premiums and accrete discounts on mortgage-backed securities using the retrospective level-yield method (the retrospective method), over the estimated cash flows of the securities. The retrospective method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on our other investments using a level-yield methodology to the contractual maturity of the securities.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other (loss) income.

We evaluate our available-for-sale and held-to-maturity investments for other-than-temporary impairment on at least a quarterly basis. We perform an initial security-by-security review that considers numerous factors. An investment is deemed impaired if its fair value is less than its amortized cost. We conclude that an impairment is other-than-temporary if it is probable that we will not receive all of the investment’s contractual cash flows. As part of our evaluations, we assess our intent and ability to hold the investment until recovery of any unrealized loss. These assessments are inherently subjective and consider both quantitative and qualitative factors. In addition to monitoring the credit ratings of our investments for downgrades or placement on negative watch or credit watch, we evaluate other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of an investment has been less than its amortized cost, any credit enhancement or insurance, and certain other collateral-related characteristics including loan types, FICO® credit scores, loan-to-value ratios, delinquency and foreclosure rates, and geographic concentration and other loan level characteristics. We also consider the differences between the loan-level characteristics of the performing and non-performing loan populations. Our models estimate future cash flows, including defaults and losses, to help us assess the probability that the Seattle Bank will receive all contractual cash flows.

If we determine that an other-than-temporary impairment in the value of an investment exists, we account for the investment as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment is written down to fair value (its new cost basis), any deferred amounts related to the investment security are written off, and a realized loss is recognized in non-interest income. A new accretable yield is calculated and amortized prospectively over the remaining life of the investment security based on the amount and timing of expected cash flows.

For the year ended December 31, 2008, we recorded $304.2 million of other-than-temporary impairment charges related to private-label mortgage-backed securities in “realized loss on held-to-maturity securities” in the other (loss) income section of our Statement of Operations. We did not experience any other-than-temporary impairment in the value of our investments during 2007 or 2006.

Advances

We report advances to members or housing associates net of unearned commitment fees, discounts and premiums on advances, and discounts on advances related to the Affordable Housing Program (AHP), as discussed below. We amortize the premiums and accrete the discounts on advances to interest income using a level-yield methodology. We record interest on advances to income as earned. Following the requirements of the FHLBank Act, we obtain sufficient collateral on advances to protect us from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with us, and other eligible real estate-related assets. As Note 6 more fully describes, community financial institutions, which were redefined by the Housing Act to also include community development activities, are eligible to utilize expanded

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

statutory collateral rules. We have not incurred any credit losses on advances since our inception. We evaluate the creditworthiness of our members and housing associates on an ongoing basis and classify as impaired any advance with respect to which we believe it is probable that all principal and interest due will not be collected according to its contractual terms. We did not classify any advances as impaired during the years ended December 31, 2008, 2007, and 2006. Based upon our analysis of the credit standing of our members, the collateral held as security for our advances, and the repayment history of our advances, we believe that an allowance for credit losses on our advances is unnecessary.

Commitment Fees

We defer commitment fees for advances and amortize them to interest income over the estimated life of the advance using a straight-line methodology. Our amortization of commitment fees does not result in an amount that is materially different from the amount that would have been recognized using a level-yield methodology. We record commitment fees for standby letters of credit as a deferred credit when we receive the fees and accrete them using a straight-line methodology over the term of the standby letter of credit.

Prepayment Fees

We charge a member a prepayment fee when the member prepays certain advances before the original maturity. We record prepayment fees net of hedging basis adjustments included in the book value of the advance as a result of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), as “prepayment fees on advances, net” in the interest income section of the Statement of Operations. In cases in which we fund a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it represents a new advance in accordance with Emerging Issues Task Force (EITF) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology.

For prepaid advances meeting the modification criteria that are components of effective hedging relationships under SFAS 133, we terminate the hedging relationships upon prepayment and record the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If we fund a new advance to a member concurrent with or within a short period of time before or after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the fair value gains and losses on the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains and losses and prepayment fees are amortized into interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedging criteria in accordance with SFAS 133, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other (loss) income. However, if we determine that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the net fees are recorded as “prepayment fees on advances, net” in the interest income section of the Statement of Operations.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Mortgage Loans Held for Portfolio

We historically purchased mortgage loans created or acquired by members as a service to our members through the MPP, our Finance Board-authorized mortgage purchase program. In 2005, we announced that we were exiting the MPP and, in 2006, we closed out all commitment contracts.

Under the MPP, we invested in government-guaranteed/insured mortgage loans, i.e., mortgage loans insured or guaranteed by the Federal Housing Administration (FHA mortgage loans), and conventional residential mortgage loans purchased directly from our participating members. We have managed the liquidity and interest-rate risk (including prepayment risk) and optionality of the mortgage loans, while our participating members have either retained or released the marketing and servicing activities. We and our participating members share the credit risk on the conventional loans. The participating members have assumed credit losses up to contractually specified credit-enhancement obligation amounts.

Accounting for Mortgage Loans Held for Portfolio

We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of unamortized premiums and unaccreted discounts, SFAS 133 hedging adjustments, and basis adjustments on mortgage loan commitments. We have the intent and ability to hold these mortgage loans to maturity.

We defer and amortize premiums and accrete discounts paid to and received from our participating members and basis adjustments as interest income, using the retrospective method. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, coupon rate, and acquisition date) in determining prepayment estimates for the retrospective method amortization.

Because the MPP requires monthly settlement on a scheduled/scheduled basis, we do not place conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. Monthly settlement on a scheduled/scheduled basis means that the mortgage loan servicer is obligated to remit the contractual mortgage payments on mortgage loans sold to us, regardless of whether or not the mortgage loan servicer received payment from the mortgagor. An FHA mortgage loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligation of the mortgage loan servicer.

We base our allowance for credit losses on management’s estimate of credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date. We perform periodic reviews of our mortgage loan portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, prevailing economic conditions, as well as credit enhancements (as discussed further below). As a result of this analysis, we have determined that the members’ obligation for losses exceeds the inherent loss in the portfolio as of December 31, 2008. Accordingly, no allowance for loan losses is considered necessary.

MPP Credit Enhancement

To cover the expected losses on conventional mortgage loans originated or acquired by a participating member, we established a lender risk account in an amount sufficient to cover expected losses on the pool of mortgages. The lender risk account funds are used to offset any losses that may occur. Each lender risk account was funded either up front as a portion of the purchase proceeds or by a modification to the yield on the mortgage

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

loans purchased such that a portion of the member’s monthly payment is designated for the lender risk account. After five years, excess funds over required lender risk account balances are distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. No lender risk account balance is required after 11 years. The lender risk account balances are recorded in other liabilities and totaled $19.1 million and $20.5 million as of December 31, 2008 and 2007.

In addition to the expected losses covered by the lender risk account, until April 25, 2008, the Seattle Bank maintained supplemental mortgage insurance as an enhancement to cover losses over and above losses covered by the lender risk account. This coverage served to further limit our exposure to losses. On April 8, 2008, Standard & Poor’s (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our supplemental mortgage insurance policies. The policies were cancelled as of that date. In December 2008, S&P lowered its counterparty credit and financial strength rating on MGIC from “A” to “A-” with a negative outlook. We evaluate our mortgage loans held for portfolio for credit losses on at least a quarterly basis. Based on our analysis of our mortgage loan portfolio, as of December 31, 2008, we determined that the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb credit losses inherent in the portfolio.

Premises, Software, and Equipment

We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $13.0 million and $10.8 million as of December 31, 2008 and 2007. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets, ranging from three to 10 years. We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We capitalize improvements and major renewals but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $2.6 million, $2.8 million, and $3.1 million, for the years ended December 31, 2008, 2007, and 2006. We include gains and losses on the disposal of premises, software, and equipment in other (loss) income. The net realized loss on disposal of premises, software, and equipment was $132,000, $147,000, and $186,000, for the years ended December 31, 2008, 2007, and 2006.

The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2008 and 2007, we had $10.2 million and $7.5 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $991,000, $848,000, and $714,000, for the years ended December 31, 2008, 2007, and 2006.

Derivatives

Accounting for derivatives is addressed in SFAS 133. All derivatives are recognized on the Statement of Condition at their fair values. Due to the application of Financial Accounting Standards Board (FASB) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and liabilities reported on the Statement of Condition include the net cash collateral and accrued interest from counterparties. See Note 2 for more information regarding the effect of adopting FSP FIN 39-1.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

In accordance with SFAS 133, each derivative is designated as one of the following:

(i) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

(ii) a non-qualifying hedge of an asset or liability for asset/liability management purposes (an economic hedge); or

(iii) a non-qualifying hedge of another derivative that is used to offset other derivatives with non-member counterparties (an intermediary hedge).

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other (loss) income as “net gain (loss) on derivatives and hedging activities.” For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in “net gain (loss) on derivatives and hedging activities.”

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but that is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in the fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other (loss) income as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such standalone derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the Statement of Cash Flows.

The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect our operating results. These amounts are recorded in other (loss) income as “net gain (loss) on derivatives and hedging activities.” We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2008, 2007, and 2006.

The differentials between accruals of interest receivables and payables on derivatives designated in fair value hedging relationships are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments.

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a standalone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

reported in current period earnings (such as an investment security classified as trading under SFAS 115 or a hybrid financial instrument accounted for under SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 [SFAS 155]) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in the fair value of a hedged item exactly offsets the change in the fair value of the related derivative.

We typically execute derivatives at the same time as the hedged advances or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for advances to be five business days or less and for consolidated obligations to be 30 calendar days or less, using a next-business-day convention. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the criteria within SFAS 133 for applying the short-cut method provided all the other criteria of paragraph 68 of SFAS 133 are also met.

We discontinue hedge accounting prospectively when: (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we determine that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the Statement of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Concessions on Consolidated Obligations

Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on consolidated obligations bonds are deferred and amortized, using a level-yield methodology, over the terms to maturity of the consolidated obligations. We amortize the concessions on consolidated obligation discount notes using the straight-line method over the term

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

of the related notes due to their short-term nature. Our amortization of concessions on discount notes does not result in an amount that is materially different from a level-yield methodology. Unamortized concessions were $10.9 million and $16.3 million as of December 31, 2008 and 2007 and are included in “other assets” on the Statements of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $7.5 million, $5.4 million, and $5.6 million, for the years ended December 31, 2008, 2007, and 2006.

Discounts and Premiums on Consolidated Obligations

We accrete the discounts on consolidated obligation discount notes to interest expense using the straight-line method over the term of the related notes due to their short-term nature. Our accretion of discounts on consolidated obligation discount notes does not result in an amount that is materially different than a level-yield methodology. We accrete the discounts and amortize the premiums on consolidated obligation bonds to interest expense using a level-yield methodology over the terms to maturity using estimated cash flows of the consolidated obligation bonds.

Mandatorily Redeemable Capital Stock

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), we reclassify capital stock from equity to a liability when: (i) a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership or (ii) we determine the penalty the member would incur for rescinding the redemption request to be substantive because the member’s shares then meet the definition of a mandatorily redeemable financial instrument. When the penalty (which is based on dividends paid) for rescinding a redemption request is not substantive, we do not reclassify the equity stock from equity to a mandatory redeemable liability. However, whenever circumstances change (e.g., a dividend is paid), we re-evaluate the rescission penalty and, if necessary, make the appropriate reclassification.

Reclassifications are recorded at fair value. Dividends declared on capital stock classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statement of Operations. Once reclassified, the repurchase or redemption of these mandatorily redeemable financial instruments (by repurchase of shares) is reflected as a financing cash outflow on the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. See Note 14 for more information on mandatorily redeemable stock.

Finance Agency/Finance Board Expenses

The FHLBanks funded the costs of operating the Finance Board and have funded a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to us based on our percentage of total combined FHLBank regulatory capital plus retained earnings through July 29, 2008. The portion of the Finance Agency’s expenses and working capital paid by the FHLBanks are allocated to us based on the ratio of our minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. We pay an amount equal to one-half of our annual assessment twice each year.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Office of Finance Expenses

We are assessed for a portion of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish and fund an AHP. We charge the required funding for AHP to earnings and establish a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We generally make AHP subsidies available to our members directly. We may also issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 12 for more information.

Resolution Funding Corporation (REFCORP)

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

Estimated Fair Values

Some of our financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, we use pricing services and/or internal models employing significant estimates and present value calculations when determining estimated fair values. Note 16 details the estimated fair values of our financial instruments.

Cash Flows

In the Statement of Cash Flows, we consider cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but instead are treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Error Correction

During the second quarter of 2008, we identified and corrected the effect of an error in the manner in which we account for basis adjustments when differences exist at inception of benchmark fair value hedges between the initial calculation of the present value of future cash flows and the carrying value of certain consolidated obligation bonds and advances pursuant to our application of SFAS 133. Under our prior approach, we inappropriately excluded the natural amortization of the initial difference between the fair value and carrying value of a limited number of consolidated obligations and advances at inception of the benchmark fair value hedges. We assessed the impact of this error on all prior periods and determined that the error, which began

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

occurring in the second quarter of 2006, did not result in a material misstatement to any previously issued financial statements. A cumulative out-of-period adjustment of $5.4 million representing an increase to net income before assessments was recorded and was not considered material to expected annual results for the year ending December 31, 2008. Consequently, the adjustment was recorded during the quarter ended June 30, 2008, rather than restating our previously issued financial statements and is included in “net (loss) gain on derivatives and hedging activities” for the year ended December 31, 2008.

Reclassifications

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

Net Change in Short-Term Held-to-Maturity Securities

The net change in short-term held-to-maturity securities has been separated from changes in long-term held-to-maturity securities on the Statements of Cash Flows for the years ended December 31, 2007 and 2006.

Certificates of Deposit

During the third quarter of 2008, on a retrospective basis, we reclassified our investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in our Statements of Condition and Income based on the definition of a debt security under SFAS 115. This reclassification had no effect on total assets, net interest income, or net income. We had no outstanding certificates of deposit as of December 31, 2008 or 2007. The effect of this reclassification on our Statements of Operations for the years ended December 31, 2008, 2007, and 2006 was $79.5 million, $105.9 million, and $59.6 million moving from interest income on interest-bearing deposits to interest income on held-to-maturity securities.

FSP No. FIN 39-1 (FSP FIN 39-1)

In accordance with FSP FIN 39-1, we recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. For more information related to FSP FIN 39-1, see Note 2.

Class B Capital Stock

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

Note 2—Recently Issued and Adopted Accounting Standards and Interpretations

Recently Issued Standards and Interpretations

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161)

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank). We have determined that our adoption of SFAS 161 will result in increased financial statement disclosures.

Recently Adopted Standards and Interpretations

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 was effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008 (December 31, 2008 for the Seattle Bank). Our adoption of FSP EITF 99-20-1 did not have a material effect on our financial condition, results of operations, or cash flows.

FSP Nos. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (FIN 45), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amended FAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an entity measures risk. While we do not currently enter into credit derivatives, we do have guarantees (e.g., FHLBank joint and several liability on consolidated obligations and letters of credit). The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 were effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the Seattle Bank). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank).

SFAS No. 157, Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received for selling an asset or paid for transferring a liability (an exit price), not the price that would be paid for acquiring an asset or received for assuming a liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit fair value measurements. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, increasing consistency and comparability in fair value measures and related disclosures. The adoption of SFAS 157 for financial assets and liabilities as of January 1, 2008 did not have a material impact on our financial

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

condition, results of operations, or cash flows. For additional information detailing the extent to which we measure assets and liabilities at fair value and the methods and assumptions we use to measure fair value, see Note 16.

FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2)

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS 157 by one year (January 1, 2009 for the Seattle Bank) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the application of SFAS 157 to our non-financial assets and liabilities to have a material affect on our financial condition, results of operations, or cash flows.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP FAS 157-3)

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. While revisions resulting from a change in the valuation technique or its application were to be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections, the related disclosure provisions for this change in accounting estimate were not required. Our adoption of FSP FAS 157-3 did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued SFAS 158, which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of condition, effective for fiscal years ending after December 15, 2008. Adoption of SFAS 158 as of December 31, 2006 did not have a material effect on our financial condition, results of operations, or cash flows.

SFAS No. 159, Fair Value Option (SFAS 159)

In February 2007, the FASB issued SFAS 159, which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to display separately the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statement of condition. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. We did not elect the fair value option for any assets or liabilities upon adoption of SFAS 159 on January 1, 2008 and did not elect the fair value option for any new financial assets or liabilities during the year ended December 31, 2008.

FSP FIN 39-1, Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FSP FIN 39-1, which permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. As a result of our adoption by retrospective application on January 1, 2008, we made adjustments to our Statement of Condition as of December 31, 2007 as shown in the following table.

	As of December 31, 2007
Effect of FSP FIN 39-1 Adoption	As Previously Reported	Effect of Adoption	As Adjusted
(in thousands)
Derivative assets	$165,692	$(34,205)	$131,487

Effect on total assets	$165,692	$(34,205)	$131,487

Deposits	$997,746	$(34,021)	$963,725
Accrued interest payable	523,437	(184)	523,253

Effect on total liabilities	$1,521,183	$(34,205)	$1,486,978

The adoption of FSP FIN 39-1 had no effect on our results of operations.

SFAS 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue E23)

In December 2007, the FASB issued SFAS 133 Implementation Issue E23, which amends paragraph 68 of SFAS 133 with respect to the conditions that must be satisfied in order to apply the shortcut method for assessing hedge effectiveness. Our adoption of Issue E23 on January 1, 2008 did not have a material impact on our financial condition, results of operations, or cash flows.

Note 3—Cash and Due from Banks

We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $340,000 and $313,000 for the years ended December 31, 2008 and 2007.

In addition, we maintained average required balances with the Federal Reserve Bank of San Francisco of $1.0 million for each of the years ended December 31, 2008 and 2007. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 4—Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets in the Statements of Condition. Our third-party securities safekeeping agent holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (i) remit to us an equivalent amount of cash or (ii) place an equivalent amount of additional securities with our safekeeping agent, or the dollar value of the resale agreement will be decreased accordingly. As of December 31, 2008, we held $3.9 billion of securities purchased under agreements to resell. We held no such securities as of December 31, 2007.

Note 5—Held-to-Maturity Securities

Major Security Types

The following tables summarize our held-to-maturity securities as of December 31, 2008 and 2007.

	As of December 31, 2008
Held-to-Maturity Securities	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations(2)	$64,164	$876	$(68)	$64,972
Government-sponsored enterprises(3)	875,604	62,480		938,084
State or local housing agency obligations	5,700	1		5,701
Other(5)	1,250,000	1,118		1,251,118

Subtotal	2,195,468	64,475	(68)	2,259,875

Mortgage-Backed Securities
Government-sponsored enterprises(4)	1,997,942	12,855	(24,074)	1,986,723
Other U.S. agency obligations(2)	4,759	10	(19)	4,750
Other(6)	5,586,722		(1,980,873)	3,605,849

Subtotal	7,589,423	12,865	(2,004,966)	5,597,322

Total	$9,784,891	$77,340	$(2,005,034)	$7,857,197

	As of December 31, 2007
Held-to-Maturity Securities	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations(2)	$89,082	$2,135	$(4)	$91,213
Government-sponsored enterprises(3)	882,059	37,050	(3,732)	915,377
Other FHLBanks’ consolidated obligations	2,524,974		(8,277)	2,516,697
State or local housing agency obligations	8,889	31		8,920

Subtotal	3,505,004	39,216	(12,013)	3,532,207

Mortgage-Backed Securities
Government-sponsored enterprises(4)	1,713,800	1,374	(46,972)	1,668,202
Other U.S. agency obligations(2)	5,592	37		5,629
Other(6)	5,762,499	749	(222,025)	5,541,223

Subtotal	7,481,891	2,160	(268,997)	7,215,054

Total	$10,986,895	$41,376	$(281,010)	$10,747,261

(1)	Includes adjustments made to the cost basis of an investment for amortization, accretion, and/or other-than-temporary impairments.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

(2)	Primarily consists of Government National Mortgage Association (Ginnie Mae), and/or Small Business Association (SBA) investment pools.
(3)	Primarily consists of debt securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and/or Tennessee Valley Authority (TVA).
(4)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and/or TVA.
(5)	Primarily consists of promissory notes guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).
(6)	Primarily consists of private-label mortgage-backed securities.

As of December 31, 2008 and 2007, we held $237.1 million and $361.3 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007.

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations(1)	$8,107	$(68)			$8,107	$(68)

Subtotal	8,107	(68)			8,107	(68)

Mortgage-Backed Securities
Other U.S. agency obligations(1)	4,118	(19)			4,118	(19)
Government-sponsored enterprises(3)	536,268	(15,380)	429,243	(8,694)	965,511	(24,074)
Other (4)	1,045,671	(219,697)	2,401,023	(1,761,176)	3,446,694	(1,980,873)

Subtotal	1,586,057	(235,096)	2,830,266	(1,769,870)	4,416,323	(2,004,966)

Total	$1,594,164	$(235,164)	$2,830,266	$(1,769,870)	$4,424,430	$(2,005,034)

	As of December 31, 2007
	Less than 12 months		12 months or more		Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations(1)	$1,698	$(4)	$	$	$1,698	$(4)
Government-sponsored enterprises(2)			490,326	(3,732)	490,326	(3,732)
Other FHLBanks’ consolidated obligations			2,516,697	(8,277)	2,516,697	(8,277)

Subtotal	1,698	(4)	3,007,023	(12,009)	3,008,721	(12,013)

Mortgage-Backed Securities
Government-sponsored enterprises(3)	5,549	(57)	1,351,990	(46,915)	1,357,539	(46,972)
Other(4)	3,278,675	(172,184)	1,902,057	(49,841)	5,180,732	(222,025)

Subtotal	3,284,224	(172,241)	3,254,047	(96,756)	6,538,271	(268,997)

Total	$3,285,922	$(172,245)	$6,261,070	$(108,765)	$9,546,992	$(281,010)

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

(1)	Primarily consists of Ginnie Mae and/or SBA investment pools.
(2)	Primarily consists of debt securities issued by Freddie Mac, Fannie Mae, and/or TVA.
(3)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and/or TVA.
(4)	Primarily consists of private-label mortgage-backed securities.

As of December 31, 2008, 186 of our investment positions had gross unrealized losses totaling $2.0 billion, with the total estimated fair value of these positions approximating 68.8% of their carrying value. Of these 186 positions, 127 positions had gross unrealized losses for at least 12 months. As of December 31, 2007, 185 of our investment positions had gross unrealized losses totaling $281.0 million, with the total estimated fair value of these positions approximating 97.1% of their carrying value. Of these 185 positions, 118 positions had gross unrealized losses for at least 12 months.

Investments in government-sponsored enterprise securities, specifically debentures issued by Fannie Mae and Freddie Mac, were additionally affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. The Housing Act contains provisions allowing the U.S. Treasury to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac had been placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency is managing Fannie Mae and Freddie Mac in an attempt to stabilize their financial conditions and ability to support the secondary mortgage market.

Credit Risk

Our mortgage-backed security investments consist of agency-guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities, including hybrid adjustable-rate mortgages (ARMs), option ARMs, etc. Our exposure to the risk of loss on our investments in mortgage-backed securities increases when the loans underlying the mortgage-backed securities exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination—where the mortgage-backed security is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.

•

Excess spread—where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the mortgage-backed security. The spread differential may be used to cover any losses that may occur.

•

Over-collateralization—where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding mortgage-backed security balance. The excess collateral is available to cover any losses that may occur.

•

Insurance wrap—where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of December 31, 2008, the Seattle Bank held $3.7 million in investments with unrealized losses of $51,000 that had been credit-enhanced by a monoline insurer, MBIA. Although we expect the insurer to be able to meet its contractual obligations, we have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. The Seattle Bank does not anticipate investing in any material amount of securities where the primary credit protection is provided by monoline insurers for the foreseeable future.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or S&P, at their respective purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization. The following table summarizes the par value of our private- label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of December 31, 2008. The weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before the investments incur a loss.

	As of December 31, 2008
	Unpaid Principal Balance
Private-Label Mortgage-Backed Securities	AAA		AA			A			BBB			Below Investment Grade			Subtotal	Unrealized Loss	Current Weighted- Average Credit Enhancement
(in thousands, except percentages)
Prime—Year of Issuance
2003 and earlier	$1,049,240		$			$			$			$			$1,049,240	$(89,504)	7.03
2004	262,414														262,414	(21,848)	5.68

Total prime	$1,311,654		$			$			$			$			$1,311,654	$(111,352)	6.76

Alt-A—Year of Issuance
2003 and earlier	$427,691		$				$2,595	(1)		$1,111	(2)	$			431,397	$(68,301)	7.14
2004	227,144														227,144	(33,567)	6.28
2005	265,355			22,013	(3)								9,586	(4)	296,954	(144,929)	37.07
2006	1,034,765	(5)													1,034,765	(525,511)	46.89
2007	1,653,643	(6)		41,626	(7)		79,512	(8)		49,628	(9)				1,824,409	(953,836)	38.57
2008	770,734														770,734	(143,377)	34.68

Total Alt-A	$4,379,332			$63,639			$82,107			$50,739			$9,586		$4,585,403	$(1,869,521)	35.14

Total par value	$5,690,986			$63,639			$82,107			$50,739			$9,586		$5,897,057	$(1,980,873)	28.83

1.	Consists of one investment rated “A1” by Moody’s, with total unrealized losses of $33,000. This investment includes credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely payment of principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of December 31, 2008, we had one other investment that was credit enhanced by monoline insurers (see Note 2 below).
2.	Consists of one investment rated “Baa1” by Moody’s, with total unrealized losses of $18,000. This investment includes credit enhancements provided by a monoline insurer, MBIA, which guarantees the timely payment of principal and interest if these payments cannot be satisfied by the cash flows of the underlying mortgage loan pool. As of December 31, 2008, we had one other investment that was credit enhanced by monoline insurers (see Note 1 above).
3.	Consists of one investment rated “Aa2” by Moody’s, with a realized other-than-temporary impairment loss of $7.1 million and an unrealized loss of $745,000.
4.	Consists of one investment rated “CCC” by Fitch Ratings (Fitch), with a realized other-than-temporary impairment loss of $6.7 million.
5.	Includes three investments rated “AAA” by S&P, with a realized other-than-temporary impairment loss of $95.3 million and an unrealized loss of $22.3 million.
6.	Consists of two investments rated “AAA” by S&P, with a realized other-than-temporary impairment loss of $118.9 million.
7.	Consists of one investment rated “AA” by Fitch, with an unrealized loss of $25.0 million.
8.	Consists of one investment rated “A” by S&P, with a realized other-than-temporary impairment loss of $43.2 million.
9.	Consists of one investment rated “BBB” by S&P, with a realized other-than-temporary impairment loss of $33.0 million.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Other-Than-Temporary Impairment Assessment

We evaluate our held-to-maturity securities for other-than-temporary impairments, based on an evaluation of both current and future estimated market and credit conditions, at the end of each quarterly period, including December 31, 2008. We perform an initial security-by-security review that considers numerous factors, which include, but are not limited to, the credit rating and related outlook or status; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees; the underlying type of collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as the market and economic environment at the time of our assessment. For example, we considered rating downgrades occurring after year-end, as part of our December 31, 2008 evaluation. We also consider the Seattle Bank’s intent and ability to hold a temporarily impaired security until recovery, which may be at maturity.

If our initial analysis identifies securities at risk of other-than-temporary impairment, we perform additional testing of these investments, which are typically private-label mortgage-backed securities. We employ third-party models to project the lifetime cash flows that would be passed through to us from the at-risk securities. These models incorporate each security’s structure, including credit enhancements, with assumptions regarding liquidation rate, housing price appreciation, loss severity levels, prepayment rate, and months to liquidation of the underlying collateral. We perform our analyses under various sets of assumptions, based on our assessment of current financial trends and other market observable information. These scenarios are applied against each security’s credit structure to monitor credit enhancement sufficiency to protect our investment. We consider loan level information including estimated loan-to-value ratios, FICO credit scores, geographic concentrations, and other loan-level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. The models estimate future cash flows, including defaults and losses, to help us assess the probability that the Seattle Bank will receive all contractual cash flows.

As a result of our other-than-temporary impairment analyses as of September 30, 2008 and December 31, 2008, including our consideration of qualitative factors and the results of our cash flow modeling, we determined that we lacked sufficient persuasive evidence to conclude that the impairment of certain private-label mortgage-backed securities was temporary. Accordingly, we recognized other-than-temporary impairment charges of $304.2 million for the year ended December 31, 2008 related to private-label mortgage-backed securities in our held-to-maturity portfolio, which are reported in other (loss) income as “realized losses on held-to-maturity securities” in the Statement of Operations. We recorded no other-than-temporary impairment charges during the years ended December 31, 2007 or 2006.

The following table summarizes our other-than-temporary impairment charges for the year ended December 31, 2008.

Other-than-Temporarily Impaired Securities	Carrying Value Prior to Impairment	Carrying Value After Impairment	Other-than- Temporary Impairment Charge
(In thousands)
Alt-A private-label mortgage-backed securities	$546,442	$242,199	$304,243

We applied SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), as amended by FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1), in recording the other-than-temporary impairment charges on certain of our held-to-maturity securities. We wrote down our other-than-temporarily impaired securities to

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

current estimated fair market value based on prices supplied by third-party services, establishing a new cost basis (see Note 16 for additional information on how we determine estimated fair values for held-to-maturity securities). We believe that this write-down to fair value diverges materially from the amount of the loss we expect to realize over the life of these securities and because the $304.2 million charge is based upon the difference in the carrying value and estimated fair value of the affected mortgage-backed securities as determined in an illiquid market. We have both the intent and the ability to hold these securities until their maturity, and based on analysis of anticipated cash flows on these securities, we estimate our estimated principal loss on these securities to be approximately $11.9 million as of December 31, 2008. In estimating our estimated principal economic loss on these securities, we have made certain assumptions regarding the underlying collateral including assumptions on default rates, loss severities, prepayment rates, and interest rates, which ultimately factor into our estimated future recovery of expected cash flows. We accrete the difference between the new cost basis and the estimated principal loss over the life of the security through an adjustment to the yield on the securities. Subsequent favorable or unfavorable changes in estimated cash flows will be accounted for as a yield adjustment to these securities.

Redemption Terms

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity as of December 31, 2008 and 2007 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2008		As of December 31, 2007
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
(in thousands)
Held-to-Maturity Securities, excluding Other FHLBanks’ Consolidated Obligations and Mortgage Backed Securities
Due in one year or less	$1,524,889	$1,527,528	$3,738	$3,763
Due after one year through five years	628,059	689,602	624,411	629,263
Due after five years through 10 years	4,622	4,636	303,462	333,354
Due after 10 years	37,898	38,109	48,419	49,130

Subtotal	2,195,468	2,259,875	980,030	1,015,510

Other FHLBanks’ Consolidated Obligations
Due in one year or less			1,010,000	1,006,353
Due after one year through five years			1,514,974	1,510,344

Subtotal			2,524,974	2,516,697

Mortgage-Backed Securities	7,589,423	5,597,322	7,481,891	7,215,054

Total	$9,784,891	$7,857,197	$10,986,895	$10,747,261

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $23.0 million and $29.9 million as of December 31, 2008 and 2007.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Interest Rate Payment Terms

The following table details interest rate payment terms for the amortized cost of investment securities classified as held-to-maturity as of December 31, 2008 and 2007.

	As of December 31,
Interest Rate Payment Terms	2008	2007
(in thousands)
Amortized Cost of Held-To-Maturity Securities, excluding Other FHLBanks’ Consolidated Obligations and Mortgage-Backed Securities
Fixed interest rate	$2,153,327	$929,810
Variable interest rate	42,141	50,220
Other FHLBanks’ Consolidated Obligation Bonds
Fixed interest rate		2,524,974
Amortized Cost of Mortgage-Backed Securities
Pass-through securities:
Fixed interest rate	74,388	90,480
Variable interest rate	195,551	5,426
Collateralized mortgage obligations:
Fixed interest rate	2,495,053	2,908,286
Variable interest rate	4,824,431	4,477,699

Total	$9,784,891	$10,986,895

Gains and Losses on Sales and Calls of Held-to-Maturity Securities

During the years ended December 31, 2008, 2007, and 2006, we realized a $1.4 million gain and $5.7 million and $6.5 million losses on the sale of held-to-maturity securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale. In accordance with SFAS 115, such sales are considered as maturities for the purposes of security classification. In 2008, we sold our remaining $500.0 million investment in consolidated obligations of other FHLBanks. As of December 31, 2007, we held $2.5 billion in consolidated obligations of other FHLBanks, $2.0 billion of which were called during the first quarter of 2008.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 6—Advances

Redemption Terms

We had advances outstanding, including AHP advances at interest rates ranging from 0.13% to 8.62% as of both December 31, 2008 and 2007. Our interest rates on our AHP advances ranged from 2.80% to 5.99% as of both December 31, 2008 and 2007. See Note 12 for more information on AHP advances.

The following table summarizes the amount and weighted average interest rate of our advances by contractual maturity as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$24,014,584	2.65	$24,686,967	4.84
Due after one year through two years	4,540,058	3.34	13,032,053	4.95
Due after two years through three years	1,679,058	3.83	2,227,761	4.94
Due after three years through four years	1,440,120	3.89	955,383	4.96
Due after four years through five years	1,353,482	3.32	1,412,059	4.60
Thereafter	3,268,677	4.41	3,042,967	4.62

Total par value	36,295,979	3.02	45,357,190	4.86

Commitment fees	(803)		(919)
Discount on AHP advances	(126)		(217)
Discount on advances	(5,030)		(5,996)
SFAS 133 hedging adjustments	653,831		174,481

Total	$36,943,851		$45,524,539

We offer advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a prepayment fee (which may be zero) that is intended to make us financially indifferent to a borrower’s decision to prepay an advance. We had no callable advances outstanding as of December 31, 2008 or 2007.

We also offer putable and convertible advances. With a putable advance, we have the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase above the interest rate on the putable advance. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $4.4 billion and $4.2 billion as of December 31, 2008 and 2007.

Convertible advances are initially variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We also have the option on specified dates to cancel the advance with the member. We had convertible advances of $370.0 million outstanding as of both December 31, 2008 and 2007.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the par value of advances by year of maturity, next put date for putable advances, or conversion date for convertible advances.

	As of December 31,
Year of Contractual Maturity or Next Put/Conversion Date	2008	2007
(in thousands)
Due in one year or less	$26,638,478	$27,030,860
Due after one year through two years	4,679,558	13,261,555
Due after two years through three years	1,943,680	2,178,261
Due after three years through four years	1,073,120	1,262,504
Due after four years through five years	1,475,982	815,059
Thereafter	485,161	808,951

Total par value	$36,295,979	$45,357,190

Security Terms

We lend to financial institutions involved in housing finance within our district according to federal statutes, including the FHLBank Act. The FHLBank Act requires us to obtain sufficient collateral on advances to protect against losses and permits us to accept the following as eligible collateral on such advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits, and other eligible real estate-related assets. Seattle Bank capital stock owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Seattle Bank. Community financial institutions are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). Community financial institutions are eligible under expanded statutory collateral rules to pledge as collateral for advances small business, small farm, and small agricultural loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. The Housing Act also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for advances to community financial institutions.

As of December 31, 2008 and 2007, we had rights to collateral with an estimated value greater than the related outstanding advances. The estimated value of the collateral required to secure each borrower’s obligations is calculated by applying collateral discounts, or haircuts. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, we require a borrower to execute a written security agreement and impose one of two requirements to protect our secured collateral:

(i) allowing the borrower to retain possession of the collateral assigned to us and the borrower agrees to hold such collateral for the benefit of the Seattle Bank; or

(ii) requiring the borrower specifically to assign or place physical possession of such collateral with us or our safekeeping agent.

Beyond these provisions, Section 10(e) of the FHLBank Act affords any security interest granted by a member or any affiliate of a member to the Seattle Bank priority over the claims or rights of any other party, except for those claims that would be entitled to priority under otherwise applicable law and that are claims by bona fide purchasers for value or by secured parties that have perfected security interests.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Credit Risk

We have never experienced a credit loss on an advance. Given the current economic environment, there is an increased risk that some of our member institutions may experience financial difficulties, including failure, and our credit protection may not be sufficient to protect our security interest. We protect against credit risk on advances by requiring collateral on all advances we fund and may also request additional or substitute collateral during the life of an advance to protect our security interest. We have policies and procedures in place to appropriately manage credit risk on advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member’s financial condition. We continue to monitor collateral and creditworthiness of our members. Accordingly, we have not provided any allowances for losses on advances.

Concentration Risk

Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. [formerly Washington Mutual Bank, F.S.B.] with 35.0%, Merrill Lynch Bank USA with 10.3%, and Bank of America Oregon, N.A. with 11.4%). As of December 31, 2007, five borrowers held 70.4% of the par value of our outstanding advances, with three borrowers holding 63.0% (Bank of America Oregon, N.A. with 23.3%, Washington Mutual Bank, F.S.B. with 20.6%, and Merrill Lynch Bank USA with 19.1%). No other borrower held over 10% of our outstanding advances as of December 31, 2008 or 2007. We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances. See Note 18 for additional information.

Interest-Rate Payment Terms

The following table summarizes the par value of advances by interest-rate payment terms as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed interest rate	$24,844,273	68.5	$18,193,661	40.1
Variable interest rate	11,081,706	30.5	26,793,529	59.1
Floating-to-fixed convertible rate	370,000	1.0	370,000	0.8

Total par value	$36,295,979	100.0	$45,357,190	100.0

Prepayment Fees

We record prepayment fees received from members on prepaid advances net of any associated SFAS 133 fair value hedging adjustments on those advances and termination fees on associated interest-rate exchange agreements.

The net amount of prepayment fees is reflected as interest income in our Statement of Operations. Gross advance prepayment fees received from members were $40.7 million, $3.4 million, and $495,000 for the years ended December 31, 2008, 2007, and 2006.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Note 7—Mortgage Loans Held for Portfolio

We historically purchased single-family mortgage loans created or acquired by members as a service to our members through our Finance Board-authorized MPP. These mortgage loans are primarily serviced by the participating members and are either guaranteed or insured by federal agencies or credit enhanced by the participating members. In 2005, we announced that we were exiting the MPP and, in 2006, closed out all open commitment contracts.

The following table presents information on our mortgage loans held for portfolio as of December 31, 2008 and 2007.

	As of December 31,
Mortgage Loans Held for Portfolio	2008	2007
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family mortgage loans	$732,644	$878,856
Fixed interest-rate, long-term*, single-family mortgage loans	4,345,197	4,763,321

Total loan principal	5,077,841	5,642,177
Premiums	40,823	61,437
Discounts	(31,341)	(38,044)

Total	$5,087,323	$5,665,570

•	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

The following table details the par value of our mortgage loans held for portfolio as of December 31, 2008 and 2007.

	As of December 31,
Par Amount of Mortgage Loans Held for Portfolio	2008	2007
(in thousands)
Government-guaranteed/insured mortgage loans	$205,367	$236,542
Conventional loans	4,872,474	5,405,635

Total par value	$5,077,841	$5,642,177

Based on our analysis of the mortgage loan portfolio, as of December 31, 2008 and 2007, we have determined that the credit enhancement provided by the members is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

As of December 31, 2008 and 2007, we had no mortgage loans on non-accrual status or classified as impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table presents changes in the lender risk account for the years ended December 31, 2008 and 2007.

	For the Years Ended December 31,
Lender Risk Account	2008	2007
(in thousands)
Balance, as of January 1	$20,484	$19,798
Additions	3,471	3,863
Claims	(174)
Scheduled distributions	(4,701)	(3,177)

Balance, as of December 31	$19,080	$20,484

As of December 31, 2008 and 2007, 87.0% and 86.7% of our outstanding mortgage loans held for portfolio had been purchased from Washington Mutual Bank, F.S.B. This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2008 and 2007. For more information, see Note 18.

Note 8—Derivatives and Hedging Activities

Nature of Business Activity

We may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively referred to as derivatives or interest-rate exchange agreements) to manage our exposure to changes in interest rates.

We may use interest-rate exchange agreements to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. We use derivatives in several ways, including by designating them as a fair value hedge of an underlying financial instrument or in asset/liability management (i.e., an economic hedge). For example, we use derivatives in our overall interest-rate risk management to adjust the interest-rate sensitivity of liabilities (consolidated obligations) to approximate more closely the interest-rate sensitivity of assets (advances, investments, and mortgage loans), and/or to adjust the interest-rate sensitivity of assets to approximate more closely the interest-rate sensitivity of liabilities.

In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities, to protect against changes in the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs.

Consistent with Finance Agency regulation, we enter into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions and to achieve our risk management objectives. We use derivatives when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (i.e., economic hedges).

Types of Assets and Liabilities Hedged

We formally document at inception all relationships between derivatives designated as hedging instruments and their hedged items, our risk management objectives and strategies for undertaking the hedge transactions,

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statement of Condition or firm commitments. We also formally assess (at the hedge’s inception, and except for non-short-cut hedging relationships, at least quarterly thereafter) whether those derivatives have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses to assess the effectiveness of our hedges.

Consolidated Obligations

While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. We enter into derivatives to hedge the interest-rate risk associated with the debt issuance for which we are the primary obligor.

For instance, in a typical transaction, a fixed interest-rate consolidated obligation is issued on our behalf and we simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. We pay a variable cash flow that closely matches the interest payments we receive on short-term or variable interest-rate advances (typically based on the one- or three-month London Interbank Offered Rate (LIBOR). These transactions are treated as fair value hedges under SFAS 133. Consolidated obligations issued on our behalf may be indexed to a non-LIBOR rate, such as the U.S. prime rate or federal funds rate, in which case we may simultaneously enter into interest-rate swaps that economically hedge the basis risk of the variable interest-rate debt.

The intermediation between the capital and derivatives markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the capital markets.

Advances

We offer a wide array of advance structures to meet our members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed interest rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of our funding liabilities. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed interest-rate coupon and receive a variable interest-rate coupon, effectively converting the fixed interest-rate advance to a variable interest-rate advance. This type of hedge is treated as a fair value hedge under SFAS 133.

Mortgage Loans

Historically, we purchased fixed interest-rate mortgage loans through our MPP. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, typically as a result of changes in estimated prepayment speeds. We manage the interest-rate and prepayment risks associated with our mortgage loans through a combination of debt issuance and derivatives. We issue both callable and noncallable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate caps and floors, swaptions, and callable swaps to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual loans and, therefore, do not receive fair value hedge accounting. The derivatives are marked to market and changes in fair value are recognized in earnings.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Firm Commitment Strategies

We may hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The fair value of the firm commitment is included in the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

Investments

We invest in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations that we classify as held-to-maturity securities. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may manage the prepayment and interest-rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps, or swaptions.

Managing Credit Risk on Derivatives

We are subject to credit risk due to potential nonperformance by counterparties to our derivative agreements. To mitigate credit risk, we enter into master netting arrangements with our counterparties. We also manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies and Finance Agency regulations. Based on netting provisions, credit analyses of our counterparties, and collateral requirements, we do not currently anticipate any credit losses on our derivative agreements.

The notional amount of derivatives reflects our involvement in the various classes of financial instruments. The notional amount of derivatives does not measure our credit risk exposure and our maximum credit exposure is substantially less than the notional amount. We require collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing derivatives with a counterparty with whom we are in a net gain position, assuming the counterparty defaults and the related collateral, if any, is of no value to us. This collateral has not been sold or pledged. The maximum credit risk does not include instances where our pledged collateral exceeds our net position.

As of December 31, 2008 and 2007, our maximum credit risk, as defined above, was approximately $32.0 million and $131.5 million. These totals include $11.0 million and $200.1 million of net accrued interest receivable as well as cash collateral from our counterparties with a fair value of $0 million and $34.0 million. In determining maximum credit risk, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. We held securities from our counterparties with a fair value of $9.0 million and $3.2 million, which is not included in our derivative asset or liability balance as of December 31, 2008 and 2007. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of Lehman Brothers Special Financing Inc. (LBSF) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

outstanding derivative positions with LBSF. Unwinding our derivative transactions resulted in $6.0 million of net gains on derivatives and hedging activities during the third quarter of 2008. In addition, upon unwinding of the derivative transactions between the Seattle Bank and LBSF, we established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. An offsetting “provision for credit loss on receivable” in the other expense section of the Statement of Operations for the year ended December 31, 2008 was established based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 17 discusses assets pledged by us to these counterparties. We are not a derivative dealer and thus do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information

The following table summarizes our net gains and losses on derivatives and hedging activities for the years ended December 31, 2008, 2007, and 2006.

Net Gain (Loss) on Derivatives and Hedging Activities	For the Years Ended December 31,
	2008	2007	2006
(in thousands)
Net (loss) gain related to fair value hedge ineffectiveness	$(437)	$(954)	$2,463
Net gain (loss) on economic hedges	9,427	193	(799)
Net loss related to discontinued fair value hedges on extinguished debt	(4,765)	(1,558)	(1,194)

Net gain (loss) on derivatives and hedging activities	$4,225	$(2,319)	$470

We had no cash flow hedges during the years ended December 31, 2008, 2007, and 2006.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the outstanding notional amounts and estimated fair values of our derivatives outstanding as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007*
Derivative Notional Amounts and Estimated Fair Values	Notional	Estimated Fair Value	Notional	Estimated Fair Value
(in thousands)
Interest-rate swaps
Fair value	$29,604,444	$(322,604)	$27,837,402	$(77,628)
Economic	716,000	276	726,000	(393)
Interest-rate swaptions
Economic			200,000	2,920
Interest-rate caps/floors
Fair value	65,000	19	140,000	202
Economic	260,000	206	450,000	1,805

Total derivatives excluding interest	$30,645,444	(322,103)	$29,353,402	(73,094)

Accrued interest		37,245		215,405
Cash collateral held from counterparty		81,425		(34,205)

Net derivative balances		$(203,433)		$108,106

Derivative balances
Assets		$31,984		$131,487
Liabilities		(235,417)		(23,381)

Net derivative balances		$(203,433)		$108,106

*	December 31, 2007 amount reflects the retrospective application of FIN 39-1. See Note 2 for additional information.

The fair value of bifurcated derivatives related to consolidated obligation bonds was $290,000 and $396,000 as of December 31, 2008 and 2007, and is not included in the table above.

As of December 31, 2008 and 2007, we had outstanding interest-rate exchange agreements with a notional of $7.0 billion and $5.2 billion with members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.

Note 9—Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members.

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on average deposits for the years ended December 31, 2008 and 2007 were 2.06% and 4.97%.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table details interest-bearing and non-interest-bearing deposits as of December 31, 2008 and 2007.

	As of December 31,
Deposits	2008	2007
(in thousands)
Interest bearing
Demand and overnight	$389,411	$761,673
Term	192,847	202,050

Total interest bearing	582,258	963,723
Non-interest bearing
Other		2

Total non-interest bearing		2

Total deposits	$582,258	$963,725

The aggregate amount of term deposits with a denomination of $100,000 or more was $192.7 million and $202.0 million as of December 31, 2008 and 2007.

Note 10—Securities Sold Under Agreements to Repurchase

We occasionally sell securities under agreements to repurchase those securities. The amounts received under these agreements represent short-term borrowings and are classified as liabilities on the Statement of Condition. When we enter into such agreements, we deliver securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, we generally deliver additional securities to the dealer. As of December 31, 2008 and 2007, we had no securities sold under agreements to repurchase.

Note 11—Consolidated Obligations

Consolidated obligations consist of consolidated obligation bonds and consolidated obligation discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. See Note 17 for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for each of the 12 FHLBanks through issuance of consolidated obligations to the U.S. Treasury.

Although each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $1.3 trillion and $1.2 trillion as of December 31, 2008 and 2007. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

At times, rather than participating in the daily auction process or negotiating directly with an underwriter and then notifying the Office of Finance of the specific debt issuance required, an FHLBank may negotiate with another FHLBank to transfer an existing debt instrument. This may occur when the terms or yield of the transferred debt are more favorable than what could be obtained through the daily auction process. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when their term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidated obligation bonds available in the daily auction.

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

General Terms

Consolidated obligations are issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury Bill, Prime, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may also contain certain features, which may result in complex coupon payment terms and call or put options. When such consolidated obligations are issued, we typically enter into interest-rate exchange agreements containing offsetting features that effectively convert the terms of the consolidated obligation bond to those of a simple variable interest-rate consolidated obligation bond or a fixed interest-rate consolidated obligation bond.

These consolidated obligations, beyond having fixed interest-rate or simple variable interest-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms. For example, callable bonds may be redeemed by us, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings.

With respect to interest payments, consolidated obligation bonds on which we are the primary obligor may also have the following terms:

Step-up consolidated obligation bonds pay interest at increasing fixed interest rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates;

Range consolidated obligation bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable interest rate differs for each consolidated obligation bond issue, but the consolidated obligation bonds generally pay zero interest or a minimal interest rate if the specified index is outside the specified range; and

Conversion consolidated obligation bonds have coupons that we may convert from fixed to variable interest rates or variable to fixed interest rates at our discretion on predetermined dates, according to the terms of the consolidated obligation bond offerings.

Interest-Rate Payment Terms

The following table summarizes our participation in consolidated obligation bonds by interest-rate payment term as of December 31, 2008 and 2007.

	As of December 31,
Interest-Rate Payment Terms	2008	2007
(in thousands)
Fixed interest rate	$24,856,565	$36,856,980
Step-up interest rate	50,000
Variable interest rate	13,171,000	8,026,000
Range interest rate	60,000	50,000

Total par value	$38,137,565	$44,932,980

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds by year of contractual maturity as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$22,821,835	3.01	$13,686,340	4.48
Due after one year through two years	1,904,000	3.84	12,357,355	4.76
Due after two years through three years	2,176,535	4.27	4,270,180	4.81
Due after three years through four years	2,609,000	4.96	1,912,965	5.01
Due after four years through five years	2,598,000	4.25	3,757,000	5.08
Thereafter	6,028,195	5.40	8,949,140	5.39

Total par value	38,137,565	3.72	44,932,980	4.84
Premiums	15,800		21,693
Discounts	(29,981)		(41,629)
SFAS 133 hedging adjustments	467,015		83,183

Total	$38,590,399		$44,996,227

The amounts in the above table reflect certain consolidated obligation bond transfers from and to other FHLBanks as of December 31, 2008 and 2007. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor for these consolidated obligations.

	As of December 31, 2008		As of December 31, 2007
Other FHLBanks’ Consolidated Obligations	Par Value	Net (Discount) Premium	Par Value	Net (Discount) Premium
(in thousands)
Transfers In
FHLBank of Chicago	$1,074,000	$(19,602)	$1,471,000	$(33,676)
FHLBank of Pittsburgh			50,000	(137)
FHLBank of New York			10,000	107

Total	$1,074,000	$(19,602)	$1,531,000	$(33,706)

Transfers Out
FHLBank of San Francisco	$145,000	$94	$225,000	$(3,477)
FHLBank of Dallas	135,880	620

Total	$280,880	$714	$225,000	$(3,477)

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes our participation in consolidated obligation bonds by callable and putable terms as of December 31, 2008 and 2007.

	As of December 31,
Par Value of Consolidated Obligation Bonds	2008	2007
(in thousands)
Non-callable and non-putable	$29,609,310	$25,686,450
Callable	8,528,255	19,246,530

Total par value	$38,137,565	$44,932,980

The following table summarizes our participation in consolidated obligation bonds by year of contractual maturity or next call date as of December 31, 2008 and 2007.

	As of December 31,
Term-to-Maturity or Next Call Date	2008	2007
(in thousands)
Due in one year or less	$29,220,090	$26,264,320
Due after one year through two years	2,174,000	11,216,355
Due after two years through three years	1,036,535	1,718,180
Due after three years through four years	1,234,000	562,965
Due after four years through five years	1,217,000	1,212,000
Thereafter	3,255,940	3,959,160

Total par value	$38,137,565	$44,932,980

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original maturities up to 365 days. Consolidated obligation discount notes are issued at less than their face amount and redeemed at par value when they mature.

The following summarizes our participation in consolidated obligation discount notes as of December 31, 2008 and 2007.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of December 31, 2008	$15,878,281	$15,899,022	1.14

As of December 31, 2007	$14,979,317	$15,060,643	4.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Note 12—Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct subsidies and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of regulatory income. Regulatory income is income before assessments and before interest expense related to mandatorily redeemable

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

capital stock under SFAS 150, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin from the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue this expense based on our income before assessments and reduce our AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 13.

If an FHLBank experienced a regulatory loss during a quarter, but still had regulatory income for the year, its obligation to the AHP would be calculated based on its year-to-date regulatory income. If the FHLBank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a regulatory loss for a full year, it would have no obligation to the AHP for the year unless the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks. If it is, each FHLBank would be required to assure that the FHLBanks’ aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBanks did not make any such applications during the years ended December 31, 2008, 2007, or 2006.

As a result of our 2008 net loss, we ultimately recorded no AHP expense for the year ended December 31, 2008. In addition, there was no shortfall, as described above, in FHLBank System’s AHP assessments for the years ended December 31, 2008, 2007, or 2006. The following table summarizes our AHP liability for 2008 and 2007.

	For the Years Ended December 31,
	2008	2007
(in thousands)
AHP liability, as of January 1	$23,025	$22,759
Expense		7,916
Subsidy usage, net	(6,815)	(7,650)

AHP liability, as of December 31	$16,210	$23,025

We had outstanding principal in AHP-related advances of $1.7 million and $2.8 million as of December 31, 2008 and 2007.

Note 13—Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay to REFCORP 20% of its income calculated in accordance with U.S. GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. We accrue our REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 12. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If an FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date U.S. GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBank’s obligation to REFCORP for each calendar quarter in which the FHLBank’s quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2008 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75 million scheduled payment for the second quarter of 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of Treasury.

As a result of our 2008 net loss, we ultimately recorded no REFCORP assessments for the year ended December 31, 2008. However, due to our payment of quarterly REFCORP assessments during 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

Note 14—Capital

The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.

Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: (i) risk-based capital, (ii) total capital, and (iii) leverage capital. First, under the risk-based capital requirement, we must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined. Second, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. In our regulatory

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

capital-to-assets ratio, capital is defined as permanent capital plus non-permanent capital divided by total assets. Third, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (i) permanent capital weighted by a 1.5 multiplier plus (ii) non-permanent capital. Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements.

In January 2007, the Finance Board terminated the Written Agreement between the Seattle Bank and the Finance Board dated December 10, 2004. Subsequently, in late January 2007, due to the termination of the Written Agreement, our Board authorized us to lower our minimum capital-to-asset ratio from 4.25% to 4.05%. Previous to the termination of the Written Agreement, we maintained a minimum supervisory capital-to-assets ratio of 4.25% which was required under our business plan submitted to the Finance Board in April 2005, and accepted by the Finance Board in May 2005.

As of December 31, 2008, due to the significant decline in the market value of our private-label mortgage-backed securities, we were out of compliance with our risk-based capital requirement. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As of December 31, 2007, all market-risk measures were within our standard policy limits.

The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2008 and 2007.

	As of December 31, 2008		As of December 31, 2007
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,707,000	$2,547,811	$799,564	$2,372,209
Total capital-to-assets ratio	4.00%	4.60%	4.00%	4.14%
Total regulatory capital*	$2,334,468	$2,687,140	$2,568,281	$2,659,658
Leverage capital-to-assets ratio	5.00%	6.79%	5.00%	5.99%
Leverage capital	$2,918,085	$3,961,046	$3,210,351	$3,845,763

*	Total regulatory capital is defined as the sum of permanent capital, the amounts paid for Class A capital stock, any general allowance for losses and any other amount from sources available to absorb losses that the Finance Agency has determined by regulation to be appropriate to include in determining total capital. Total regulatory capital also includes mandatorily redeemable capital stock. Permanent capital is defined as retained earnings and Class B stock.

Membership

The GLB Act made membership voluntary for all members. Members can redeem Class A stock by giving six months’ written notice and can redeem Class B stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted to membership in any FHLBank until five years from the divesture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.

Capital Concentration

As of December 31, 2008, one member and one former member, Merrill Lynch Bank USA and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) held 40.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2007, three members, Bank of America Oregon, N. A., Washington Mutual Bank, F.S.B. and Merrill Lynch Bank USA, collectively held 49.0% of our

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

total outstanding capital stock, including mandatorily redeemable capital stock. For more information on the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase, see Note 18.

Mandatorily Redeemable Capital Stock

In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Operations. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.

The Seattle Bank is a cooperative whose member financial institutions and former members own all of our capital stock. Member shares cannot be purchased or sold except between the Seattle Bank and between or among our members at its $100 per share par value. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense. For the years ended December 31, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $617,000 and $570,000 were recorded as interest expense.

As of December 31, 2008 and 2007, we had $896.4 million and $82.3 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our continuing to meet our minimum regulatory capital requirements. As of December 31, 2008, we had $21.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period. We had no Class A capital stock redemptions outstanding as of December 31, 2007. These amounts have been classified as liabilities in the Statements of Condition in accordance with SFAS 150. The increase in mandatorily redeemable stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.’s capital stock due to its acquisition by JPMorgan Chase.

The following table provides the number of shareholders and related dollar amounts for activities recorded in “mandatorily redeemable capital stock on the Statements of Condition.”

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
Mandatorily Redeemable Capital Stock	Number of Shareholders	Amount	Number of Shareholders	Amount	Number of Shareholders	Amount
(in thousands, except shareholder count)
Balance, as of January 1	21	$82,345	16	$69,222	11	$66,259
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	4	919,035	6	13,544	5	2,963
Other redemptions	2	58,896
Repurchase/redemption of mandatorily redeemable capital stock*		(142,400)
Cancellation of redemption			(1)	(421)

Balance, as of December 31	27	$917,876	21	$82,345	16	$69,222

*	Partial redemption of member’s mandatorily redeemable capital stock balance.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2008 and 2007. The year of redemption in the table is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (i.e., a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with our Capital Plan, we are not required to redeem membership stock until six months (Class A stock) or five years (Class B stock) after a membership is terminated or we receive notice of withdrawal. However, if membership is terminated due to merger or consolidation, we recalculate the merged institution’s membership stock requirement following such termination and the stock may be deemed excess stock subject to repurchase at our discretion. We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below.

	As of December 31,
Contractual Year of Redemption	2008	2007
2009	$85,099	$63,623
2010	61,112	2,216
2011	2,962	2,962
2012	13,544	13,544
2013	755,159

Total	$917,876	$82,345

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.

As of both December 31, 2008 and 2007, 46 members requested redemptions of capital stock that had not been classified as mandatorily redeemable stock due to the terms of our Capital Plan requirements.

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
	Number of Shareholders	Amount	Number of Shareholders	Amount	Number of Shareholders	Amount
(in thousands, except shareholder count)
Balance, as of January 1	46	$205,788	45	$138,277	23	$122,576
Capital stock subject to mandatory redemption	(2)	(58,896)
Cancellation of redemption	(1)	(77)
Redemption requests during the year	3	48,386	1	67,511	22	15,701

Balance, as of December 31	46	$195,201	46	$205,788	45	$138,277

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLBank Act, each class of our capital stock is considered putable, or redeemable, by our members. However, there are significant statutory and regulatory restrictions on our obligation, or right, to redeem the outstanding stock, including the following:

•

We may not redeem any capital stock if, following such redemption, we would fail to satisfy our minimum capital requirements (i.e., a capital-to-asset ratio requirement and a risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, no capital stock may be redeemed if such redemption would result in the Seattle Bank becoming undercapitalized so that only a minimal portion of outstanding stock qualifies for redemption consideration.

•

We may not redeem any capital stock without approval of the Finance Agency if either our Board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or are expected to continue.

As part of the Finance Board’s acceptance of our business and capital management plan, our Board adopted a policy on May 18, 2005, suspending indefinitely the repurchases of any Class B stock without prior approval of the Director of the Office of Supervision of the Finance Agency. This policy will be in effect until formally revoked by our Board, following approval of the Director of the Office of Supervision. Other than the statutory and regulatory restrictions noted above, we currently have no additional Class A stock purchase restrictions.

Additionally, we may not redeem or repurchase shares of capital stock from any member if: (i) the principal or interest due on any consolidated obligation on which we are primary obligor has not been paid in full; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Agency that we cannot provide the foregoing certification or project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; or (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations or enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

If the Seattle Bank is liquidated, after payment in full to our creditors, our shareholders will be entitled to receive the par value of their capital stock. In addition, our Class B shareholders will be entitled to any retained earnings in an amount proportional to the shareholder’s share of the total shares of capital stock. In the event of a merger or consolidation, our Board shall determine the rights and preferences of our shareholders, subject to any terms and conditions imposed by the Finance Agency.

In addition to possessing the authority to prohibit stock redemptions, our Board has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act. Our Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the Seattle Bank as an alternative to purchasing stock.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if we are, among other things, undercapitalized), the Seattle Bank is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank shareholders.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Further, the GLB Act states that we may repurchase, in our sole discretion (and as long as applicable statutory and regulatory requirements are met), any member’s stock holdings that exceed the required amount.

Capital Plan

During the majority of 2006 we had two classes of capital stock, Class B(1) and Class B(2). The Class B(1) stock represented the stock that members were required to hold based on the minimum membership and activity-based requirements and the Class B(2) represented stock that a member was no longer required to hold, that exceeded the amount of allowable excess Class B(1) stock. In October 2006, the Finance Board approved amendments to our Capital Plan that simplified the terms and provisions of our Capital Plan. Included in the amendments to the Capital Plan were the conversions of our Class B(1) and Class B(2) into a single Class B stock. Our current Capital Plan provides for two classes of stock, Class A and Class B, each of which has a par value of $100 per share. Each class of stock can be issued, redeemed, and repurchased only at par value. The terms and conditions for ownership of our Class A and Class B stock are discussed below.

Seattle Bank Stock

Class B Stock

Class B stock can be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a nonmember; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions adopted by our Board.

Class A Stock

Class A stock may be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class A stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (i) a new advance or (ii) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank pursuant to the terms of the Capital Plan. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to stockholdings.

Voting

Each member has the right to vote its stock for the election of directors to the board of the Seattle Bank, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.

Total Stock Purchase Requirements

Members are required to hold stock equal to the greater of:

•	$500 or 0.50% of the member’s home mortgage loans and mortgage loan pass-through securities (membership requirement); or

•

The sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock requirement).

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Only Class B Stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B stock or Class A stock, and until December 31, 2007, could use the excess stock pool to meet its advance stock purchase requirement.

In December 2007, the member advance stock purchase requirement was increased from 4.0% to 4.5%.

On February 20, 2008, the Finance Board approved the change to the Seattle Bank’s capital plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock.

Excess Stock Pool

In December 2006, we implemented a number of amendments to our Capital Plan, including access to an excess stock pool. Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. As of December 31, 2008, all advances that had been capitalized using the excess stock pool had matured. The excess stock pool expired on October 1, 2008, and the Seattle Bank did not request reinstatement of the excess stock pool at that date.

Dividends

Generally, under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings. However, the Board has adopted a resolution limiting dividends on Class A stock to cash in September 2006, and in December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of December 31, 2008, we had excess stock of $858.4 million or 1.5% of our total assets.

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

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

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

Pursuant to the waiver received from the Director of the Office of Supervision, our Board resumed declaring quarterly dividends in December 2006. In November 2008, our Board determined that, based on the third-quarter 2008 results, no dividend would be paid on Class A or Class B stock outstanding during the quarter.

Note 15—Employee Retirement Plans

As of December 31, 2008, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.

Qualified Defined-Benefit Multi-Employer Plan

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined-benefit pension plan. The plan covers substantially all of our officers and employees hired before January 1, 2004. Funding and administrative costs of the Pentegra DB Plan charged to operating expenses were $3.0 million, $2.1 million, and $2.9 million for the years ended December 31, 2008, 2007, and 2006. The Pentegra DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Seattle Bank are not presented herein.

Qualified Defined-Contribution Retirement Plans

We offer two defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees’ eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $577,000, $510,000, and $454,000 for the years ended December 31, 2008, 2007, and 2006. The second plan covers substantially all officers and employees hired after December 31, 2003. Our contributions to the second plan are equal to a percentage of the participating employee’s eligible compensation. Contributions to the plan were $285,000, $210,000, and $49,000 for the years ended December 31, 2008, 2007, and 2006.

Non-Qualified Supplemental Retirement Plans

We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), defined-benefit pension plans.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Thrift BEP

Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees’ deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2008 and 2007 was $452,000 and $404,000. Operating expense includes employer match and accrued earnings of ($83,000), $65,000, and ($28,000) for the years ended December 31, 2008, 2007, and 2006.

Retirement BEP

Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $4.6 million and $2.5 million as of December 31, 2008 and 2007. Operating expense includes deferred compensation and accrued earnings of $636,000, $561,000, and $639,000 for the years ended December 31, 2008, 2007, and 2006.

SERP

Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $423,000 and $182,000 as of December 31, 2008 and 2007. Operating expense includes deferred compensation and accrued earnings of $140,000 and $74,000 for the years ended December 31, 2008 and 2007.

During 2006, we adopted SFAS 158 which required projected benefit obligations to be determined and recognized for single-employer plans as a liability in the Statements of Condition with an offsetting amount in accumulated other comprehensive income. Among the above six retirement plans, only the non-qualified Retirement BEP and the SERP meet the application criteria of SFAS 158.

The following table summarizes our obligations and funded status of the Retirement BEP and our SERP plans as of December 31, 2008 and 2007.

	As of December 31,
Funded Status of the Retirement BEP and SERP	2008	2007
(in thousands)
Change in benefit obligation
Benefit obligation, as of January 1	$2,691	$2,804
Service cost	325	210
Interest cost	295	179
Plan amendments:
Prior service cost base salary corrections	250	599
Actuarial loss (gain)	1,464	(1,065)
Benefits paid	(31)	(36)

Benefit obligation, as of December 31	$4,994	$2,691

Funded Status	$(4,994)	$(2,691)

The amounts recognized in “other liabilities” on the Statements of Condition for our Retirement BEP and SERP plans were $5.0 million and $2.7 million as of December 31, 2008 and 2007.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the amounts recognized in accumulated other comprehensive loss as of December 31, 2008 and 2007.

	As of December 31,
Accumulated Other Comprehensive Loss	2008	2007
(in thousands)
Net actuarial loss (gain)	$614	$(720)
Prior service cost	2,325	2,140

Accumulated other comprehensive loss	$2,939	$1,420

The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $2.4 million and $1.3 million as of December 31, 2008 and 2007.

The following table summarizes the components of the net periodic pension cost for our Retirement BEP and SERP plans recognized in other comprehensive income for the years ended December 31, 2008, 2007, and 2006.

Net Periodic Pension Cost for the Retirement BEP and SERP	For the Years Ended December 31,
	2008	2007	2006
(in thousands)
Service cost	$325	$210	$174
Interest cost	295	179	186
Amortization of prior service cost	149	135	113
Amortization of net (gain) loss	(1)		9
Curtailment and settlement loss		117	408

Net periodic pension cost	$768	$641	$890

During the year ended December 31, 2008, no curtailment loss was realized. During the years ended December 31, 2007, and 2006, we realized curtailment losses, net of settlement losses, of $117,000 and $408,000 as a result of the termination and retirement of certain highly compensated employees during the years ended December 31, 2007 and 2006.

The following table summarizes the other changes is plan assets and benefit obligations recognized in other comprehensive income.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	For the Years Ended December 31,
	2008	2007
(in thousands)
Net loss (gain)	$1,464	$(1,065)
Prior service cost	203	210
Amortization of net (gain) loss	1
Amortization of prior service cost	(149)	135

Total recognized in other comprehensive income	$1,519	$(720)

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the estimated net actuarial cost and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Estimated Amortization from Accumulated Other Comprehensive Loss	Estimate For the Year Ending December 31, 2009
(in thousands)
Net actuarial (gain)	$(1)
Prior service cost	149

Total estimated amortization	$148

The measurement date used to determine the current year’s benefit obligation was December 31, 2008.

The following table summarizes the key assumptions used for the actuarial calculations to determine benefit for our Retirement BEP and SERP plans as of December 31, 2008 and 2007.

Projected Benefit Obligation Key Assumptions and Actuarial Calculations	As of December 31,
	2008	2007
(in percentages)
Discount rate	6.38	6.64
Salary increases	5.00	5.00

The 2008 discount rate used to determine the benefit obligation of the Retirement BEP and SERP plans was determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest rate yields from the Citibank Pension Discount Curve at December 31, 2008 for years one through 30. For years 31 and beyond, due to significant decreases in the discount curve beyond 30 years, we calculated a single yield to be used after 30 years based on the entire yield curve. We then solved for the single discount rate that produced the same present value.

The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2008, 2007 and 2006.

Net Periodic Pension Cost Key Assumptions and Actuarial Calculations	For the Years Ended December 31,
	2008	2007	2006
(in percentages)
Discount rate	6.64	5.75	5.50
Salary increases	5.00	5.00	5.00

Our supplemental retirement plans are not funded; therefore, no contributions will be made in 2009 except for the payment of benefits.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2008.

Years	Estimated Future Benefit Payments
(in thousands)
2009	$31
2010	31
2011	30
2012	30
2013	29
2014-2018	157

Note 16—Estimated Fair Values

As discussed in Note 2, we adopted SFAS 157 and SFAS 159 on January 1, 2008 and implemented FSP 157-3 effective September 30, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.

We record derivatives at estimated fair value. Fair value is a market-based measurement and defined as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and therefore represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the Statements of Condition. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. We did not elect the fair value option under SFAS 159 for any financial assets and liabilities upon implementation or during the year ended December 31, 2008.

Fair Value Hierarchy

SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observablility of the inputs to the fair value measurement. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants for selling an asset or transferring a liability in the principal (or most advantageous) market for the asset or liability. In order to determine the fair value, or exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The fair value hierarchy prioritizes the inputs used in valuation techniques to measure fair value into three broad levels:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. We have classified certain money market funds that are held in a rabbi trust as level 1 assets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives as level 2 assets and liabilities.

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity’s own assumptions. We have classified certain held-to-maturity securities, for which we have recorded other-than-temporary impairment charges on a non-recurring basis, as level 3 assets.

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to our models.

Fair Value on a Recurring Basis

The following table presents, for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statement of Condition as of December 31, 2008.

	As of December 31, 2008
Fair Value Hierarchy	Total	Level 1		Level 2	Netting Adjustment*
(in thousands)
Derivative assets	$31,984	$		$409,536	$(377,552)
Other assets (rabbi trust)	3,247		3,247

Total assets at fair value	$35,231		$3,247	$409,536	$(377,552)

Derivative liabilities	$(235,417)	$		$(694,192)	$458,775

Total liabilities at fair value	$(235,417)	$		$(694,192)	$458,775

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to net settle positive and negative positions with cash collateral and related accrued interest held or placed with the same counterparties. Total cash collateral was $81.4 million as of December 31, 2008.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

certain circumstances (i.e., when there is evidence of other-than-temporary impairment). In accordance with the provisions of SFAS 115, as amended by FSP No. 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, we recognized other-than-temporary impairment charges of $304.2 million for the year ended December 31, 2008.

The following table presents the investment securities by level within the SFAS 157 valuation hierarchy as of December 31, 2008, for which a non-recurring change in fair value has been recorded during the three months ended December 31, 2008.

	As of December 31, 2008		For the Three Months Ended December 31, 2008
Fair Value Hierarchy	Total	Level 3	Total (Loss)
(in thousands)
Held-to-maturity securities	$159,156	$159,156	$(254,412)

Total assets at fair value	$159,156	$159,156	$(254,412)

The fair values of our private-label mortgage-backed securities in our held-to-maturity portfolio have been determined on the basis of market-based information provided by third-party pricing services. Previously, these assets were classified as level 2, as evidenced by observable trades in the market and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led us to conclude that the prices received from pricing services, which are derived from the third party’s proprietary models, are reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, we consider these to be level 3 inputs. See “—Financial Asset and Financial Liability Valuation Methodologies—Held-to-Maturity Securities” below for additional information.

Financial Asset and Financial Liability Valuation Methodologies

The following estimated fair value amounts have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on information available to us as of and for the years ended December 31, 2008 and 2007. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of our financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic or market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our judgment of how a market participant would estimate fair value. Outlined below are the valuation methodologies for our financial assets and financial liabilities. The Fair Value Summary Tables do not represent an estimate of overall market value of the Seattle Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest-rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Cash and Due From Banks

The estimated fair value approximates the recorded book value.

Federal Funds Sold

The estimated fair value of overnight Federal funds sold approximates the recorded book balance. The estimated fair value of term Federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Held-to-Maturity Securities

We use prices from independent pricing services (such as Reuters) and, to a lesser extent, non-binding dealer quotes, to determine the fair values of substantially all of our held-to-maturity securities, for disclosure and non-recurring fair value measurements. For fair values based on prices from independent pricing services, we generally receive two prices. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. We gained an understanding of the information used by these third party pricing sources to develop these estimated values.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO®, geographical concentration, etc.), other broker indications, pricing trends, as well as our independent knowledge of the security’s collateral characteristics (e.g. geographical concentration, delinquencies, foreclosures and real estate owned).

Securities Sold Under Agreements to Repurchase and Securities Purchased Under Agreements to Resell

The fair value of overnight agreements approximates the recorded book balance. The estimated fair value for agreements with terms to maturity in excess of one day is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for agreements with similar terms.

Advances

The estimated fair value of advances is determined by calculating the present value of expected future cash flows from the advances excluding the amount of the accrued interest receivable. For advances with embedded options, additional market-based inputs are obtained from derivatives dealers. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period, adjusted for a target spread.

In accordance with Finance Agency regulation, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Mortgage Loans Held for Portfolio

The estimated fair values for mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Accrued Interest Receivable and Payable

The estimated fair value approximates the recorded book value.

Derivative Assets and Liabilities

We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices excluding accrued interest receivable and payable. However, active markets do not exist for certain types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriate reflect market and credit risks. Changes in judgment often have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

We are subject to credit risk on derivatives due to nonperformance by the derivatives counterparties. To mitigate this risk, we enter into master netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, we enter into bilateral security exchange agreements with all our derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. We have evaluated the potential for the fair value of the instruments to be impacted by counterparty nonperformance risk, including credit risk, and have determined that no adjustments were significant or necessary to our overall fair value measurements. The fair values are netted by counterparty where such legal right exists and offset against amounts recognized for collateral arrangements related to that counterparty. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Deposits

We determine the estimated fair values of member institution deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate the fair values of our consolidated obligations using internal valuation models with market observable inputs. We calculate the fair value of consolidated obligations without embedded options using market-based yield curve inputs obtained from the Office of Finance. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculated the fair value of the consolidated obligations using the present value of expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

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

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Commitments

The estimated fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The estimated fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties.

Fair Value Summary Tables

The following tables summarize the carrying value and estimated fair values of our financial instruments as of December 31, 2008 and 2007.

	As of December 31, 2008
Estimated Fair Values	Carrying Value	Net Unrealized Gains (Losses)		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,395	$		$1,395
Securities purchased under agreements to resell	3,900,000		96	3,900,096
Federal funds sold	2,320,300			2,320,300
Held-to-maturity securities	9,784,891		(1,927,694)	7,857,197
Advances	36,943,851		166,993	37,110,844
Mortgage loans held for portfolio	5,087,323		120,171	5,207,494
Accrued interest receivable	241,124			241,124
Derivative assets	31,984			31,984

Financial Liabilities
Deposits	(582,258)		(546)	(582,804)
Consolidated obligations, net:
Discount notes	(15,878,281)		18,408	(15,859,873)
Bonds	(38,590,399)		(482,755)	(39,073,154)
Mandatorily redeemable capital stock	(917,876)			(917,876)
Accrued interest payable	(337,303)			(337,303)
Derivative liabilities	(235,417)			(235,417)

Other
Commitments to extend credit for advances	(803)			(803)
Commitments to issue consolidated obligations			35,190	35,190

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

	As of December 31, 2007
Estimated Fair Values	Carrying Value	Net Unrealized (Losses) Gains		Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,197	$		$1,197
Federal funds sold	1,551,000			1,551,000
Held-to-maturity securities	10,986,895		(239,634)	10,747,261
Advances	45,524,539		142,811	45,667,350
Mortgage loans held for portfolio	5,665,570		(108,788)	5,556,782
Accrued interest receivable	312,405			312,405
Derivative assets	131,487			131,487

Financial Liabilities
Deposits	(963,725)			(963,725)
Consolidated obligations, net:
Discount notes	(14,979,317)		1,326	(14,977,991)
Bonds	(44,996,227)		(255,779)	(45,252,006)
Mandatorily redeemable capital stock	(82,345)			(82,345)
Accrued interest payable	(523,253)			(523,253)
Derivative liabilities	(23,381)			(23,381)

Other
Commitments to extend credit for advances	(919)			(919)
Commitments to issue consolidated obligations			1,739	1,739

Note 17—Commitments and Contingencies

As described in Note 11, as provided by the FHLB Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008 and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so.

We considered the guidance under FIN 45 and determined it was not necessary to recognize a liability for the fair value of the FHLBank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBanks’ joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2008 and 2007. The par amounts of the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable were approximately $1.3 trillion and $1.2 trillion as of December 31, 2008 and 2007. In addition, as of December 31, 2008, the FHLBank of Chicago has $1.0 billion outstanding related to subordinated notes that are not the joint and several obligation of the other 11 FHLBanks.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $36.6 billion, which provides for maximum borrowings of $31.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, no FHLBank had drawn on this available source of liquidity.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $20.8 million and $21.1 million as of December 31, 2008 and 2007. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and our member. If the Seattle Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member.

The following table summarizes our outstanding standby letters of credit as of December 31, 2008 and 2007.

	As of December 31,
Outstanding Standby Letters of Credit	2008	2007
(in thousands, except years)
Outstanding notional	$913,858	$160,810
Original terms	6 days to	one month to
	10 years	15 years
Final expiration year	2011	2015

Unearned fees for standby letter of credit transactions as well as the fair value of the guarantees related to standby letters of credit, are recorded in other liabilities and were $204,000 and $59,000 as of December 31, 2008 and 2007. Based on our credit analyses and collateral requirements, we did not consider it necessary to have any provision for credit losses on these commitments. Commitments are fully collateralized at the time of issuance (see Note 6).

We monitor the creditworthiness of our standby letters of credit based on an evaluation of the guaranteed entity. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating.

We have entered into standby bond purchase agreements with state housing authorities within our district, whereby for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. The bond purchase commitments entered into by us expire in May 2011, although some are renewable at our option. Total commitments for standby bond purchases were

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

$52.7 million and $56.0 million as of December 31, 2008 and 2007, with one state housing authority. During 2008, we were required to purchase one bond under this agreement, which we subsequently resold to the remarketing agent. In 2007, we were not required to purchase any bonds under these agreements.

We generally execute derivatives with major banks and broker-dealers and enter into master agreements containing specific bilateral collateral requirements based upon applicable counterparty credit ratings and dollar thresholds. As of December 31, 2008 and 2007, we had no cash or securities pledged as collateral that could be sold or repledged to broker-dealers.

We charged to operating expenses net rental costs of $2.3 million, $2.5 million, and $2.8 million for the years ended December 31, 2008, 2007, and 2006. The following table summarizes our future minimum rentals.

Future Minimum Lease Commitments	Minimum Commitment
(in thousands)
2009	$3,112
2010	3,179
2011	3,294
2012	3,348
2013	1,152
Thereafter

Total	$14,085

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on our results of operations.

As of December 31, 2008 and 2007, there were no investments that had been traded but not settled. We entered into agreements to issue $1.1 billion and $280.0 million par value of consolidated obligation bonds as of December 31, 2008 and 2007. We had no unsettled agreements to enter into consolidated obligation discount notes or interest-rate exchange agreements as of December 31, 2008. We entered into agreements to issue $35.0 million par value of consolidated obligation discount notes as of December 31, 2007. The notional amount of our traded and unsettled derivative contracts was $105.0 million as of December 31, 2007.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 1, 6, 8, 11, 12, 13, 14, 15, and 16 discuss other commitments and contingencies.

Note 18—Transactions with Related Parties and Other FHLBanks

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

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

In addition, we have investments in federal funds sold, interest-bearing deposits, and mortgage-backed securities with members or their affiliates. All investments are transacted at market prices and mortgage-backed securities are purchased through securities brokers or dealers.

For member transactions related to concentration of investments in held-to-maturity securities purchased from members or affiliates of related parties as defined above, see Note 5; concentration associated with advances, see Note 6; concentration associated with mortgage loans held for portfolio, see Note 7; and concentration associated with capital stock, see Note 14.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006.

	As of December 31,
Assets and Liabilities with Members and Affiliates	2008	2007
(in thousands)
Assets
Cash and due from banks	$386	$206
Federal funds sold	195,300
Held-to-maturity securities	3,171,931	2,309,980
Advances*	24,152,434	45,475,763
Mortgage loans held for portfolio	653,712	5,646,637
Accrued interest receivable	112,372	254,811
Derivative assets		48,607

Total assets	$28,286,135	$53,736,004

Liabilities
Deposits	$569,088	$946,793
Mandatorily redeemable capital stock	126,874	67,978
Derivative liabilities	95,066	163
Other liabilities	2,096	20,731

Total liabilities	$793,124	$1,035,665

Other
Notional amount of derivatives	$12,431,629	$12,721,859
Letters of credit	$913,858	$160,810

*	Includes the effect of associated derivatives with members or their affiliates.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

	For the Years Ended December 31,
Income and Expense with Members and Affiliates	2008	2007	2006
(in thousands)
Interest Income
Advances*	$1,230,149	$1,728,432	$1,277,791
Prepayment fees on advances, net	22,001	2,595	608
Securities purchased under agreements to resell	11,858	2,964
Federal funds sold	10,246	24,515	15,062
Held-to-maturity securities	145,995	99,865	100,745
Mortgage loans held for portfolio	214,839	299,405	353,568
Other income	38	19

Total interest income	1,635,126	2,157,795	1,747,774

Interest Expense
Deposits	20,561	46,451	34,038
Consolidated obligations*	57,506	7,804	14,609
Mandatorily redeemable capital stock	397	439	138

Total interest expense	78,464	54,694	48,785

Net Interest Income	$1,556,662	$2,103,101	$1,698,989

Other Income (Loss)
Service fees	$1,873	$1,676	$1,691
Realized loss on held-to-maturity securities	(7,140)
Net gain (loss) on derivatives and hedging activities	5,292	(5,502)	(22)
Other loss			(6)

Total other income (loss)	$25	$(3,826)	$1,663

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board has imposed certain restrictions on the repurchase of stock held by members who have officers or directors on our Board.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

The following tables set forth information as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 with respect to transactions with related parties.

	As of December 31,
Assets and Liabilities with Related Parties	2008		2007
(in thousands)
Assets
Cash and due from banks	$		$206
Held-to-maturity securities		237,119	361,296
Advances*		18,923,217	32,780,783
Mortgage loans held for portfolio		4,421,078	4,912,130
Accrued interest receivable		142,242	195,820
Derivative assets			9,691

Total assets		$23,723,656	$38,259,926

Liabilities
Deposits		$8,676	$24,520
Mandatorily redeemable capital stock		772,259
Derivative liabilities		24,119
Other liabilities		16,978	18,469

Total liabilities		$822,032	$42,989

Other
Notional amount of derivatives		$6,977,797	$5,218,800
Letters of credit		$699,176	$3,561

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Years Ended December 31,
Income and Expense with Related Parties	2008	2007		2006
(in thousands)
Interest Income
Advances*	$627,638		$1,086,759		$760,205
Prepayment fees on advances, net	21,854
Securities purchased under agreements to resell	6,807
Federal funds sold	1,098		9,064		7,663
Held-to-maturity securities	11,125		19,497		21,755
Mortgage loans held for portfolio	229,538		260,632		320,992

Total interest income	898,060		1,375,952		1,110,615

Interest Expense
Deposits	1,652		1,186		2,562
Consolidated obligations*	13,764		7,476		149

Total interest expense	15,416		8,662		2,711

Net Interest Income	$882,644		$1,367,290		$1,107,904

Other (Loss) Income
Service fees	$191	$		$
Net gain (loss) on derivatives and hedging activities	(1,549)		(278)		(11)
Other gain					23

Total other income (loss)	$(1,358)		$(278)		$12

*	Includes the effect of associated derivatives with members or their affiliates.

Federal Home Loan Bank of Seattle

Notes to Financial Statements—(Continued)

Transactions Affecting Related Parties

In September 2008, Bank of America Corporation (BofA) announced that it had agreed to purchase Merrill Lynch & Co. (Merrill Lynch). The transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred $163.9 million in Class A stock and $750.8 million in Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A stock is redeemable six months after notification and Class B stock is redeemable five years after notification, subject to certain requirements. As a non-member, JPMorgan Chase Bank, N.A. is not eligible to initiate new advances or renew maturing advances. Approximately 83% of the advances with JPMorgan Chase Bank, N.A. mature by the end of 2009.

Transactions with Other FHLBanks

Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 5, and for debt transfers to or from other FHLBanks, see Note 11.

Note 19—Subsequent Events

As discussed in Note 14, we reported a deficiency in our risk-based capital requirement as of December 31, 2008. A subsequent increase in the market values of our private-label mortgage-backed securities corrected our risk-based deficiency as of January 31, 2009, and in February 2009, we redeemed $669,000 of Class B capital stock owned by a former member following the five-year redemption period. Due to rating agency downgrades of a number of our private-label mortgage-backed securities, we again had a risk-based capital deficiency as of February 28, 2009. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we are unable to redeem or repurchase any Class A or Class B stock outstanding or declare dividends until such time as we have corrected such deficiency.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data

Quarterly supplementary financial data for each full quarter in the years ended December 31, 2008 and 2007 are included in the tables below:

	2008 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands, except per share data)
Interest income	$484,570	$522,930	$533,002	$705,887
Interest expense	464,017	479,736	482,910	641,137

Net interest income	20,553	43,194	50,092	64,750
Non-interest (loss) income*	(263,733)	(46,342)	1,366	(9,833)
Non-interest expense	13,223	22,380	11,800	12,008
Assessments	(15,215)	(6,741)	10,552	11,404

Net (loss) income	$(241,188)	$(18,787)	$29,106	$31,505

Class B dividends per share		$0.35	$0.35	$0.25
Class A dividends per share		$0.52	$0.80	$1.14

*	Non-interest income for the quarters ending September 30, 2008 and December 31, 2008 includes realized losses on held-to-maturity securities of $49,830 and $254,412.

	2007 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands, except per share data)
Interest income	$808,706	$783,038	$723,224	$691,184
Interest expense	747,765	737,411	687,212	662,726

Net interest income	60,941	45,627	36,012	28,458
Non-interest (loss) income	(22,416)	1,395	(4,686)	(2,782)
Non-interest expense	13,158	10,437	11,437	11,259
Assessments	6,747	9,716	5,290	3,832

Net income	$18,620	$26,869	$14,599	$10,585

Class B dividends per share	$0.20	$0.15	$0.15	$0.10
Class A dividends per share	$1.28	$1.31	$1.29

Investment Securities

Supplementary financial data on our investment securities are included in the table below.

Held-to-Maturity Securities

The tables below present the composition of our held-to-maturity securities by major security type as of December 31, 2008 and 2007, and the maturity yield as of December 31, 2008 and 2007.

	As of December 31, 2008			As of December 31, 2007
	Book Value		Weighted- Average Yield	Book Value		Weighted- Average Yield
(in thousands, except percentages)
Other U.S. Agency Obligations
Within one year	$				$3,738	6.24
After one year but within five years		27,343	6.38		41,344	6.43
After five year but within 10 years		4,622	3.00		4,470	5.77
After 10 years		32,199	2.22		39,530	5.28

Total		$64,164	4.04		$89,082	5.88

Government-Sponsored Enterprises
Within one year		$274,888	3.50	$
After one year but within five years		600,716	5.02		583,068	3.74
After five year but within 10 years					298,991	6.07
Total		$875,604	4.53		$882,059	4.55

Other FHLBanks’ Consolidated Obligations
Within one year	$				$1,010,000	3.63
After one year but within five years					1,514,974	4.04

Total	$				$2,524,974	3.87

State or Local Housing Agency Obligations
After 10 years		$5,700	2.17		$8,889	5.98

Total		$5,700	2.17		$8,889	5.98

Other
Within one year		$1,250,000	1.36	$

Total		$1,250,000	1.36	$

Mortgage-Backed Securities
After one year but within five years		$13,811	4.31		$1,374	6.31
After five year but within 10 years		361,526	4.04		95,509	5.10
After 10 years		7,214,086	2.53		7,385,008	4.79

Total		$7,589,423	2.60		$7,481,891	4.79

Maturities of Member Term Deposits

The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
(in thousands)
Within three months	$156,305	$201,105
After three months but within six months	22,700	600
After six months but within 12 months	13,675	250

Total	$192,680	$201,955

Short-Term Borrowings

Borrowings with original maturities of one year or less are considered short-term. The following is a summary of short-term borrowings as of December 31, 2008 and 2007.

	As of December 31,
	2008	2007
(in thousands, except percentages)
Consolidated Obligation Discount Notes
Outstanding balance at year-end	$15,878,281	$14,979,317
Weighted-average interest rate at year-end	1.14%	4.14%
Daily average outstanding balance for the year	$21,488,466	$6,368,249
Weighted-average interest rate for the year	2.33%	4.85%
Highest outstanding balance at any month end	$30,293,397	$14,979,317

Other Short-Term Borrowings
Daily average outstanding balance for the year	$137,851	$1,798
Weighted-average interest rate for the year	2.41%	4.83%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Seattle Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving stated goals under all potential conditions.

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008, the end of the period covered by this report. Based on this evaluation, our management has concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of December 31, 2008, due to the material weaknesses described below.

The Seattle Bank’s senior management performed additional analysis and other procedures to ensure that our financial statements contained within this annual report on Form 10-K were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the material weaknesses described below, we believe our financial statements included in this annual report on Form 10-K fairly present in all material respects our financial position, results of operations, and cash flows, for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

The Seattle Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Seattle Bank’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Seattle Bank’s internal control over financial reporting identified the following material weaknesses as of December 31, 2008.

Control Environment

We did not maintain an effective control environment based on the criteria established in the COSO Framework, specifically:

•

We did not ensure adequate oversight over significant accounting estimates and assumptions given the current risks in our credit and investment portfolios and the rapidly changing market conditions. Our oversight over significant estimates and assumptions was not sufficiently independent and did not include input from key managers across the organization nor did we conduct timely benchmarking of assumptions to ensure they were still applicable during rapidly changing market conditions. In addition, ineffective flows of information and lines of communication among key functional areas, such as treasury and risk management, contributed to our failure to detect or prevent risks to the financial reporting process from being appropriately addressed.

•

We did not establish and maintain an adequate assignment of authority and segregation of duties among members of management. Specifically, a member of senior management and an analyst that participated in other-than-temporary impairment evaluation for private-label mortgage-backed securities were members of the department which was also responsible for the purchase of such securities.

The material weakness in our control environment has contributed to the existence of the additional material weaknesses described below. In addition, this control environment material weakness could result in a material misstatement to any of our financial statement accounts and disclosures. Such a misstatement, if not prevented or detected on a timely basis, could result in a material misstatement to the annual or interim financial statements.

Financial Reporting and Accounting for Private-Label Mortgage-Backed Securities

We did not design and maintain effective controls to ensure that financial reporting and accounting for other-than-temporary impairment of private-label mortgage-backed securities were in conformity with U.S. GAAP. Specifically, we did not utilize an appropriate methodology that included financial models and related assumptions, in determining whether these securities were other than temporarily impaired.

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities

We did not maintain effective controls to ensure that our amortization of premiums and accretion of discounts on held-to-maturity securities were in conformity with U.S. GAAP. Specifically, we did not maintain controls to ensure a sufficient, timely review and approval of significant inputs to our amortization methodology, including controls to ensure that unusual results were appropriately identified, reviewed, and evaluated.

Each of the two preceding control deficiencies resulted in adjustments to our preliminary financial statements for the year ended December 31, 2008. In addition, these control deficiencies could result in misstatement of the related financial statement accounts that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, management concluded that each of these control deficiencies constitutes a material weakness.

This annual report on Form 10-K does not include an attestation report of the Seattle Bank’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Remediation of Disclosure Controls and Procedures including Internal Control over Financial Reporting during the Quarter Ended December 31, 2008

Remediation of Material Weaknesses

During the fourth quarter of 2008, we began to design and implement the following controls and procedures to address the material weakness identified in management’s assessment of our disclosure controls and procedures as of September 30, 2008 relating to our financial accounting and reporting for private-label mortgage-backed securities, specifically evaluation of other-than-temporary impairment:

1.	We formally established an other-than-temporary impairment steering committee (OTTI committee) composed of senior Seattle Bank managers, including accounting and credit risk personnel. The OTTI committee acts as the Seattle Bank’s focal point for developing and approving new methodologies, controls, policies, and frameworks for the other-than-temporary impairment evaluation process. The OTTI committee played an integral role in defining and implementing our new evaluation process (discussed below) and in finalizing and reviewing the results of our other-than-temporary impairment assessment for the quarter ended December 31, 2008. We completed this remediation activity during the first quarter of 2009.

2.	We developed and documented an improved process for identifying and evaluating securities for possible other-than-temporary impairment. Under the direction of our OTTI steering committee, we perform an initial, security-by-security assessment to identify investments at risk for other-than-temporary impairment at the end of each quarter, based on various quantitative and qualitative criteria. We implemented procedures to regularly validate our data and assumptions for this initial assessment. For securities identified as being at risk, we implemented a more robust cash flow modeling approach, as discussed further below, in the fourth quarter of 2008. Finally, the OTTI committee reviews the model results and formally documents its conclusions for this inherently complex and subjective evaluation. While we believe the key elements of this new control process have been successfully implemented, we are continuing to put additional controls in place to help ensure, for example, that proper segregation exists between those responsible for trading securities and those responsible for analyzing the securities for other-than-temporary impairment. We expect to complete this remediation activity by June 30, 2009.

3.	We acquired new software and implemented a more granular and sophisticated cash-flow modeling system in order to improve the reliability and transparency of the data used to evaluate possible other-then-temporary impairment of our at-risk securities. In particular, we are now able to consider loan-level information, including estimated LTV ratios, FICO credit scores, geographic concentrations, and other characteristics. These models estimate future cash flows, including defaults and losses, to help us assess the probability that the Seattle Bank will receive all contractual cash flows related to a potentially at-risk security. While we believe the advanced cash-flow modeling software was successfully implemented in the fourth quarter of 2008, we believe that additional research and documentation related to the assumptions used in our models are still required in order to consider this remediation activity to be complete. We expect to complete this remediation activity by June 30, 2009.

When the above procedures and controls are fully implemented, which we expect will be by June 30, 2009, we believe that we will have remediated our material weakness related to the financial reporting and accounting for private-label mortgage-backed securities, specifically evaluation of other-than-temporary impairment.

During the first quarter of 2009, we began to implement new controls and procedures to address the newly identified material weaknesses related to our overall control environment and the amortization of premiums and accretion of discounts on held-to-maturity securities. As part of this effort, which is continuing, we plan to implement the following actions to increase the effectiveness of information and communication within the Seattle Bank and with our regulator, the Finance Agency, and our external auditors:

Increase Oversight and Governance of Valuations of Financial Instruments used for Financial Reporting

We are in the process of organizing a new management committee comprised of key managers from different departments across the organization responsible for developing, benchmarking, and documenting assumptions and processes used for significant accounting estimates and valuations, including identification of key control points, in coordination with the OTTI committee. We expect this additional oversight body to enhance our controls and information flow as well as facilitate communication and actions requiring inter-departmental cooperation.

FHLB System Efforts

The Seattle Bank will be involved in a FHLB System-wide effort to standardize pricing of financial instruments among the 12 FHLB banks. This effort is expected to lead to enhanced and more consistent disclosures relating to, among other things, valuation of financial instruments and help ensure that improved and more consistent information is provided to our regulator and external auditors.

Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2008 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Based on that evaluation, other than discussed above in “—Disclosure Controls and Procedures—Remediation of Disclosure Controls and Procedures including Internal Control over Financial Reporting During the Quarter Ended December 31, 2008,” no such change occurred during such period.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Corporate Governance

The Housing Act, enacted in July 2008, included provisions that modify the governance requirements, including eligibility, compensation and elections, for FHLBank boards of directors. Specifically, the Housing Act changed the appointive director positions to non-member independent director positions elected on a district-wide basis and requires that two-fifths (2/5) of an FHLBank board be non-member independent directors.

The Seattle Bank’s Board is comprised of non-member independent directors and directors elected from member institutions. Eligibility for election to the Board and continuing service on the Board are determined by Finance Agency regulations. Each director must be a citizen of the United States. Each non-member independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a member of the Seattle Bank. A non-member independent director may not serve as an officer of any FHLBank or as a director or officer of any member of the Seattle Bank. Non-member independent directors may be public interest directors or non-public interest directors. Public interest directors must have more than four years experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Non-public interest directors must have experience in, or knowledge of, one or more of the following areas: auditing or accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, a non-public interest director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.

As a result of an order issued in September 2008 by the Finance Agency designating the size and composition of FHLBank boards, the size of the Seattle Bank’s board of directors was reduced from 18 to 17 and the number of non-member independent directors decreased from eight to seven, including three public interest directors. The term of directorship was extended to four years from three years, except in certain instances where the shorter term would allow for the implementation of staggered expiration of director terms so that only a percentage of the board is elected in any given year. Directors are subject to limits on the number of consecutive terms they may serve, in so far as a director who has served three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

Our current Board is comprised of seven non-member independent directors and ten member directors. Each of the member director positions is allocated to a specific state in our district, and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. Of our ten member director positions, three are allocated to Washington, and one is allocated to each of the other states in our district (including, in the case of Hawaii, certain U.S. territories). We hold elections each year for the member director positions that will become vacant at year end. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each member director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.

Non-member independent directors are nominated by our Board in consultation with the Seattle Bank’s Affordable Housing Advisory Council after review of candidate eligibility and qualifications. Prior to being placed on the ballot, we submit nominee and application/eligibility forms to the Finance Agency which must provide comment within 14 days. Nominees are elected on a district-wide basis, with the nominee receiving the most votes being declared the winner, assuming the nominee receives at least 20% of the number of votes eligible to be cast. If a winning nominee receives less than 20% of eligible votes, a new election will be conducted. The Seattle Bank implemented the non-member independent director election process for director terms beginning January 1, 2009.

Because of our cooperative ownership structure, member directors represent institutions that have a direct financial interest in the Seattle Bank. At times, individual directors are required to exclude themselves from certain decisions in which there is an actual or perceived conflict of interest due to their employment with or financial interest in a member or their relationship to an entity applying for funding.

The Board has adopted a code of ethics for the Seattle Bank’s employees, including the chief executive officer, chief financial officer, chief accounting and administrative officer, controller, and individuals performing similar functions, which establishes conduct standards and policies to promote an honest and ethical work environment. This code of ethics is available on the Seattle Bank’s website at www.fhlbsea.com/ourcompany/corporategovernance/, and the Seattle Bank will disclose any applicable waivers granted under its code of ethics at such website address.

Directors

Information regarding the current directors of the Seattle Bank as of March 27, 2009 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
Mike C. Daly	57	2002	December 31, 2010	Chairman; Executive (Chair);
				Governance, Budget and Compensation
Craig E. Dahl	59	2004	December 31, 2009	Vice Chair; Audit and Compliance (Chair);
				Executive (Vice Chair)
Les AuCoin (2)	66	2007	December 31, 2012	Governance, Budget and Compensation
Marianne M. Emerson (1)	61	2008	December 31, 2010	Financial Operations and Affordable Housing
Daniel R. Fauske (1)	58	2004	December 31, 2010	Executive; Financial Operations and Affordable Housing
Harold B. Gilkey	69	2003	December 31, 2011	Audit and Compliance
William V. Humphreys	61	2006	December 31, 2012	Audit and Compliance (Vice Chair)
Frederick C. Kiga (1)	56	2007	December 31, 2009	Financial Operations and Affordable Housing
Russell J. Lau	56	2005	December 31, 2009	Executive; Financial Operations and Affordable Housing (Chair)
James G. Livingston, Ph.D.	43	2007	December 31, 2009	Financial Operations and Affordable Housing
William A. Longbrake	66	2002	December 31, 2010	Executive; Governance, Budget and Compensation (Chair)
Cynthia A. Parker (1)	55	2007	December 31, 2009	Audit and Compliance
Park Price	66	2006	December 31, 2010	Financial Operations and Affordable Housing (Vice Chair)
Donald V. Rhodes	73	2005	December 31, 2012	Governance, Budget and Compensation (Vice Chair)
Jack T. Riggs, M.D. (1)	54	2004	December 31, 2010	Audit and Compliance
David F. Wilson (2)	62	2007	December 31, 2012	Governance, Budget and Compensation
Gordon Zimmerman	46	2007	December 31, 2011	Audit and Compliance

(1)	Appointed by the Finance Board in 2008 prior to enactment of the Housing Act.
(2)	Non-member independent director elected in 2008.

The following is a biographical summary of the business experience of each of our directors as of March 27, 2009. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.

Mike C. Daly has served as a director of the Seattle Bank since 2002 and as chair since May 2005. In 1981, Mr. Daly opened First State Bank in Wheatland, Wyoming, an independent community bank, where he serves as chairman of the board. Since 1985, Mr. Daly has served as chairman, president, and chief executive officer of Wheatland Bankshares, Inc., a single bank holding company that owns 100% of First State Bank. Mr. Daly currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

Craig E. Dahl has served as a director of the Seattle Bank since 2004, and as vice chair since May 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and a director of Alaska Pacific Bancshares, Inc. and its wholly-owned subsidiary, Alaska Pacific Bank, federally chartered savings banks.

Les AuCoin has served as a director of the Seattle Bank since 2007. Prior to his retirement, from 1996 to 2005, Mr. AuCoin served as president and chief executive officer of the Oregon Health Sciences Foundation. Mr. AuCoin was previously a member of the Seattle Bank’s Board from 1994 to 2000.

Marianne M. Emerson has served as a director of the Seattle Bank since 2008. Ms. Emerson has served as chief information officer for the Seattle Housing Authority, a public corporation that provides affordable housing in Seattle, Washington, since 2007. From 2002 to 2007, Ms. Emerson served as chief information officer at the Federal Reserve Board in Washington, D.C.

Daniel R. Fauske has served as a director of the Seattle Bank since 2004. Since 1995, Mr. Fauske has served as chief executive officer and executive director of the Alaska Housing Finance Corporation, a self-supporting, non-stock public corporation that provides financing and loan options for housing.

Harold B. Gilkey has served as a director of the Seattle Bank since 2003. Mr. Gilkey co-founded Sterling Savings Bank, a state-chartered, federally insured stock savings and loan association, in 1981, and served as chairman from 1981 through 2004. Since that time, Mr. Gilkey has served as the chairman of the board and chief executive officer of Sterling Financial Corporation, a publicly traded bank holding company.

William V. Humphreys has served as a director of the Seattle Bank since 2006. Mr. Humphreys has served as president and chief executive officer of Citizens Bank in Corvallis, Oregon, a commercial banking services provider, since 1996 and as president and chief executive officer of Citizens Bancorp, a publicly traded bank holding company, since 1997. He serves as a director of Citizens Bancorp.

Frederick C. Kiga has served as a director of the Seattle Bank since 2007. Mr. Kiga has served as vice president for government relations and global corporate citizenship for the Boeing Company since 2007. Mr. Kiga previously served as director of corporate and government relations for the Russell Investment Group in Tacoma, Washington from 2003 through 2007. In August 2003, he served as chief of staff to Washington State Governor Gary Locke.

Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004.

James G. Livingston Ph.D. has served as a director of the Seattle Bank since 2007. Dr. Livingston has served as vice president in the investments division at Zions First National Bank, a national banking association, since 2005. Dr. Livingston served as director of financial research at Ziff Brothers Investments, a hedge fund, from 2001 through 2004.

William A. Longbrake has served as a director of the Seattle Bank since 2002. Mr. Longbrake has served as a director of First Financial Northwest, Inc., a savings and loan holding company, and its subsidiary, First Financial Savings Bank, a chartered stock savings bank, since 2008. Mr. Longbrake previously served in a variety of positions at Washington Mutual Inc., a national financial services retailer, including serving as its vice chair and as its vice chair and chief financial officer from 2002 to 2004. Mr. Longbrake currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as regional president for Mercy Housing Inc., a non-profit organization that develops affordable housing, since 2008. Ms. Parker previously served as vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008.

Park Price has served as a director of the Seattle Bank since 2006. Mr. Price has served as president of Bank of Idaho, an independent community bank, since 2003 and as a director of that institution since 1999. He was owner and president of Park Price Motor Company in Pocatello, Idaho, from 1979 to 2003.

Donald V. Rhodes has served as a director of the Seattle Bank since 2005. Mr. Rhodes has served as chairman of Heritage Financial Corporation, a publicly traded bank holding company, since 1997, as its chief executive officer between 1997 and 2007, and as its president between 1997 and 2005. In addition, Mr. Rhodes has served as chairman of Central Valley Bank and Heritage Bank since 1997 and served as chief executive officer of Central Valley Bank from 1997 to 2007. Both Central Valley Bank and Heritage Bank are wholly owned subsidiaries of Heritage Financial Corporation.

Jack T. Riggs, M.D. has served as a director of the Seattle Bank since 2004. Dr. Riggs has served as a partner in the Northern Idaho Medical Care Centers, PLLC, an urgent-care medical practice, since 1986. Dr. Riggs has also served as chief executive officer of Pita Pit USA, Inc. since 2005. From 2001 to 2003, Dr. Riggs served as Lieutenant Governor of Idaho.

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

Executive Officers

The following table sets forth information about the executive officers of the Seattle Bank as of March 27, 2009.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Richard M. Riccobono	51	President and Chief Executive Officer	2005
Vincent L. Beatty	49	Senior Vice President, Chief Financial Officer	2004
John W. Blizzard	41	Senior Vice President, Chief Business Officer	2001
Gerard J. Champagne	57	Senior Vice President, Chief Counsel	2008
Christina J. Gehrke	44	Senior Vice President, Chief Accounting and Administrative Officer	1998
Steven R. Horton	48	Senior Vice President, Chief Risk Officer	1992
Lisa A. Grove	45	Vice President, Director of Audit	2004
Terry L. Prether	55	Vice President, Chief Information Officer	2006

Richard M. Riccobono has served as president and chief executive officer of the Seattle Bank since May 2007. From 2005 until May 2007, Mr. Riccobono served as executive vice president, chief operating officer of the Seattle Bank. From 1989 until 2005, Mr. Riccobono served at the Office of Thrift Supervision (OTS), including as deputy director from 1998 until 2005. Prior to his tenure at the OTS, he served in various positions at the FHLBank of Atlanta and FHLBank of Boston.

Vincent L. Beatty has served as senior vice president, chief financial officer of the Seattle Bank since March 2008. Mr. Beatty served as first vice president, treasurer of the Seattle Bank from July 2005 through February 2008. From May 2004 until June 2005, Mr. Beatty served as a senior portfolio manager for the Seattle Bank. From 2001 to 2004, Mr. Beatty owned and operated Great Learning Adventures, an association dedicated to affordable tutoring services.

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

Gerard J. Champagne has served as chief counsel of the Seattle Bank since March 2008 and as external counsel to the Seattle Bank since 2005. Prior to his retirement in 2004, Mr. Champagne served in a number of positions at the Federal Home Loan Bank of Boston, including executive vice president, general counsel.

Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer and corporate secretary of the Seattle Bank since March 2008. Previously, Ms. Gehrke served as senior vice president, chief administrative officer and corporate secretary since May 2007, as well as principal accounting officer since February 2008 and interim principal accounting officer since September 2007. From May 2006 until May 2007, Ms. Gehrke served as first vice president, director of audit. In addition, from 1998 until 2006, Ms. Gehrke served in various positions at the Seattle Bank, including vice president, audit services manager, and assistant director of audit.

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

Lisa A. Grove has served as vice president, director of auditing since July 2007. Ms. Grove served as assistant vice president and audit services manager from May 2006 to July 2007 and as an audit project manager from 2004 to May 2006. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank, F.S.B. as an audit manager from 1999 to 2004.

Terry L. Prether has served as vice president, chief information officer of the Seattle Bank since September 2006. From 2004 through September 2006, Mr. Prether served as chief information officer at Shurguard Storage. From 1993 through 2003, Mr. Prether served in a variety of positions, including vice president of information technology and corporate services for Attachment Corporation.

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

Compensation Discussion and Analysis

Overview and Process

This Compensation Discussion and Analysis provides information on the compensation program provided by the Seattle Bank for our named executive officers identified in the “2008 Summary Compensation Table” below.

The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s compensation philosophy and objectives, and the Governance, Budget and Compensation Committee of the Board (GBC Committee) is responsible for overseeing our compensation and benefits programs. In carrying out its responsibilities, the Board and the GBC Committee may rely on the assistance and advice of our management and other advisors as needed.

The Executive Committee of the Board (using the Seattle Bank’s compensation program and the parameters determined by the GBC Committee) is responsible for compensation decisions specific to the president and chief executive officer, including setting base salary and merit increases, establishing performance goals, and evaluating the performance of the president and chief executive officer. The president and chief executive officer is responsible for establishing the individual performance goals for the Seattle Bank’s executive officers, evaluating individual executive officer performance, recommending base salary adjustments for the executive officers, and recommending changes to the executive officers’ compensation and benefit packages. The GBC Committee reviews and approves executive officer base salary adjustments recommended by the president and chief executive officer as well as changes to the executive officers’ compensation and benefit packages.

In 2008, the Board engaged McLagan Partners, Inc., a nationally recognized global compensation consulting firm, to provide information regarding compensation practices considered to be most appropriate for comparative purposes to the Seattle Bank.

Finance Agency Oversight

The Housing Act provides that the Director of the Finance Agency the authority prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In October 2008, the Finance Agency directed the FHLBanks to submit all compensation actions involving a named executive officer to the Finance Agency for a review of reasonableness at least four weeks in advance of any planned Board decision with respect to those actions. Accordingly, in December 2008, the Seattle Bank submitted proposed 2009 base salary increases and

2008 estimated incentive award amounts to the Finance Agency for the four-week review period prior to final action by the Board. Base salary increases were implemented retroactive to January 1, 2009 and incentive awards were paid at the expiration of the four-week period and following final approval by the Board. In addition to this advance review requirement, the Finance Agency has promulgated certain regulations that may impact named executive officer compensation, including a regulation regarding “golden parachute” payments and a proposed regulation on indemnification payments. At this time, the Seattle Bank does not expect the advance review requirement or related Finance Agency actions to have a material impact on our executive compensation plans.

Executive Compensation Program Objectives

We believe that our members are best served when we attract and retain talented executives using competitive and fair compensation packages. In 2007, our Board approved a total compensation framework (used in both 2007 and 2008) that positions us to offer compensation packages that are fair, cost-effective, and that reward employees, including our named executive officers, for performance and attainment of strategically aligned achievements. The Seattle Bank’s total compensation framework, which includes base salary, annual and long-term cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits, is market-driven, performance-based, and links pay to the Seattle Bank’s mission, annual and long-term business strategies, and individual performance objectives.

We draw employee talent from broad industry groups and a wide geographic area. In reviewing compensation levels for each executive officer position, we consider key position compensation data obtained annually from the other 11 FHLBanks, as well as information provided by our compensation consultant on jobs that are similar in scope, experience, complexity, and responsibilities to the particular position. The data provided by McLagan Partners, Inc. consists of compensation composites for executive positions from a large number of companies within general industry categories, such as U.S. major market corporate banking and risk management. A representative sample of companies included in the composite compensation data is shown below.

Australia & New Zealand Banking Group	Compass Bank	PNC Financial Services
Bank Hapoalim	Dresdner Kleinwort	Rabobank Nederland
Bank of America	DVB Bank	Royal Bank of Canada
Bank of New York Mellon	DZ Bank	Royal Bank of Scotland (Citizens)
Bank of Tokyo—Mitsubishi UFJ	Fortis Financial Services LLC	Skandinaviska Enskilda Banken
BMO Financial Group	GE Commercial Finance	Societe Generale
BNP Paribus	HSBC Bank	Standard Bank
Branch Banking & Trust Co.	HSBC Corporate Global Banking & Markets	Standard Chartered Bank
Brown Borthers Harriman & Co.	Hypo Vereinsbank	Sunitomo Mitsui Banking Corporation
Calyon	ING	SunTrust Banks Inc.
Capital One	JP Morgan Chase	TD Securities
CIBC World Markets	KBC Bank	The Sumitomo Trust & Banking Co., Ltd.
The CIT Group	Landesbank Baden-Wurttemberg	Wachovia Corporation
Citigroup	Lloyds TSB	Wells Fargo Bank
Commerzbank	National Australia Bank	Westpac Banking Corporation
Credit Industriel et Commercial	Nordea Bank

Our executive compensation program targets total compensation at the 50th percentile of the compensation composites. We believe that this level of compensation will allow us to attract and retain highly qualified candidates to the Seattle Bank. As discussed in further detail below, individual elements of compensation and total compensation may vary somewhat above or below the 50th percentile.

Elements of the Executive Compensation Program

Our executive compensation program consists of in-service benefits, including cash-based compensation comprised of base salary, short-and long-term incentives, retirement benefits, health and welfare benefits, and severance benefits. We are precluded from offering equity-based compensation because our stock can only be sold or purchased by our members. Consequently, we rely on a mix of other non-equity compensation elements to attract, retain, and reward executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.

Base Salary

Base salary is a fundamental component of our compensation program and helps ensure that we are successful in attracting and retaining executive talent. Base salary levels are determined using a combination of factors including:

•	FHLBank System key position compensation data;

•	position-specific composite compensation data from our compensation consultant; and

•	an individual’s experience and education relative to the responsibility of the position.

Because the Seattle Bank’s compensation philosophy is based on total compensation and is market-driven, base salary and merit increases may vary between named executive officers. For example, a named executive officer whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger merit increase than a named executive officer whose total compensation is at or above his or her relevant market-based total compensation.

The president and chief executive officer has an employment agreement that provides for a minimum base salary. Both the minimum base salary and actual base salary were determined using the FHLBank System key position compensation data as well as composite compensation data provided by the consultant for the heads of corporate banking or similar divisions of U.S. major market corporate banking entities.

At the beginning of each year, changes to base salary are approved by the Executive Committee for the president and chief executive officer and by the GBC Committee for the other named executive officers. These changes are based upon a review of the FHLBank System key position compensation data, market data, and, in the case of executive officers other than the president and chief executive officer, recommendations from the president and chief executive officer on individual performance and contributions to the achievement of the Seattle Bank’s goals and objectives, as discussed in more detail in “Short-Term and Long-Term Cash-Based Incentive Compensation Plans—Short-Term Cash-Based Incentive Compensation Plans” below. For 2008, the Executive Committee and the GBC Committee approved base salary increases for our named executive officers ranging from 2.0% to 6.0%. In addition, in connection with the March 1, 2009 promotions of Vincent Beatty to senior vice president, chief financial officer, and Christina Gehrke to senior vice president, chief accounting and administrative officer and principal accounting officer, each of these named executive officers received base salary increases commensurate with their new position.

Short-Term and Long-Term Cash-Based Incentive Compensation Plans

We maintain short-and long-term cash-based incentive compensation plans for certain of our employees, including our named executive officers. Our cash-based incentive compensation awards are designed to reward our named executive officers’ contributions to our annual business objectives and longer-term strategic goals.

Short-Term Cash-Based Incentive Compensation Plans

We maintain the following short-term cash-based incentive compensation plans for our named executive officers:

•	Bank Incentive Compensation Plan—Annual Plan for the President and Chief Executive Officer (Annual CEO BICP); and

•	Bank Incentive Compensation Plan—Annual Plan for Exempt Staff and Officers (Annual BICP), from which the president and chief executive officer is excluded from participation.

Short-term cash-based incentive compensation is based on a percentage of a named executive officer’s earned base salary, which percentages vary among individuals based on title, job responsibilities, ability to impact the achievement of the Seattle Bank’s objectives and other factors. Payouts under the Annual CEO BICP or Annual BICP depend upon a named executive officer’s award opportunity level and ultimate achievement of pre-established bank-wide goals and individual performance goals. Although the Executive Committee or the GBC Committee may, in its discretion, modify this requirement, the Annual CEO BICP and Annual BICP require achievement of a minimum, or threshold, performance of one or more bank-wide goals to trigger payment of awards. Once the threshold has been achieved, the bank-wide incentive award is determined based on a linear approach at or between threshold and target, or target and maximum, and is adjusted based on an evaluation of individual performance using one of the following categories: more is expected; meets all goals; exceeds expectations; and recognized enterprise performance. No Annual CEO BICP or Annual BICP award is generally paid to named executive officers who do not meet their individual performance goals, even if the bank-wide goal(s) have been achieved.

When selecting the bank-wide goals, our Board considers, among other things, our strategic plan, operational initiatives that are key to our growth, risk management and member service. When setting the achievement levels for such goals, the GBC Committee also considers relative difficulty of achievement. For 2008, both the short-term and long-term cash-based incentive compensation plans had two goals: sustaining our average core member advance balances (25% weight) and a bank-wide profitability goal based upon return on equity (75% weight), adjusted for certain material and non-recurring transactions, as approved by the GBC committee, as well as the effects of applying SFAS 133 and SFAS 91 retrospective level yield on net income. The dual goals in 2008 reflected the Board’s intent that management should dedicate its resources to maintaining average core member advance business and providing member value by operating a stable, profitable enterprise. The target level set by the GBC Committee for each goal in 2008 reflected 100% attainment under each annual BICP, with threshold and maximum set at, respectively, approximately 80% and 120% of target.

Our long-term business goals are focused on profitability, member value, safety and soundness, and organizational capacity. In 2008, the individual goals for each of our named executive officers under the Annual CEO BICP or Annual BICP, as applicable, supported one or more of these long-term business goals in accordance with the scope of each named executive officer’s duties and responsibilities.

The following table provides the range of total award opportunity for the named executive officers for 2008, as a percentage of base salary earned.

Position	Individual Performance	Total Annual Award Opportunity as a Percent of Base Salary
		Bankwide Goal Attainment
		Threshold	Target	Maximum
President and Chief Executive Officer	Recognized enterprise performance	35%	45%	60%
	Exceeds expectations	25%	35%	45%
	Meets all goals	20%	25%	35%
	More is expected	0%	0%	0%

Other Named Executive Officers*	Recognized enterprise performance	30%	40%	50%
	Exceeds expectations	20%	30%	40%
	Meets all goals	15%	20%	30%
	More is expected	0%	0%	0%

*	Mr. Beatty had two award periods in 2008 due to his promotion in March 2008, which resulted in an increased award opportunity as a percentage of his base salary.

The named executive officer must be in the employ of the Seattle Bank at the payment date under the incentive plan to receive any incentive compensation for the period. The incentive plan payments are generally made in February of the year following the end of the annual incentive period.

For 2008, although the maximum levels of attainment, as defined by the Annual CEO BICP and Annual BICP, were attained for average core member advances and adjusted return on equity, in light of the Seattle Bank’s financial condition and results of operations as of and for the year ending December 31, 2008, the GBC Committee, in its discretion, reduced the incentive payout to threshold level. This action reduced incentive payments under these plans to between 40% and 50% of the amount that would have been earned at the maximum level of attainment for each of the named executive officers. In 2007, the maximum level on the bank-wide goal was attained. In 2006, the target level on the bank-wide goal was attained. The actual payouts made to the named executive officers under the Annual CEO BICP and Annual BICP are reported below in the “Non-Equity Incentive Plan Compensation” column in the “2008 Summary Compensation Table” and related footnotes to that table.

Long-Term Cash-Based Incentive Compensation Plan

The Long-Term Bank Incentive Compensation Plan (Long-Term BICP) is a long-term cash-based incentive compensation plan designed to retain executive talent by providing a competitive total cash compensation package relative to the market and rewarding the named executive officer for achievement of a bank-wide annual profitability goal over a three-year performance period and 2008 core advance balances. A performance period under the Long-Term BICP begins as of January 1 of each calendar year and is comprised of three interim performance periods, each of which is one calendar year long. In order to receive the compensation award, an executive must remain in the employ of the Seattle Bank until the end of the three-year performance period.

Similar to our annual BICPs, under the Long-Term BICP, awards are based on the bank-wide achievement of goals at threshold, target and maximum levels. Base award opportunities are provided each performance period equal to a percentage of an executive’s annual base salary at the beginning of the performance period. For the 2008 component of the performance periods running from 2006-2008, 2007-2009, and 2008-2010, the performance goals are the same as those discussed above for the Annual BICP plans.

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

Currently, the named executive officers are participating in the 2007-2009 performance period, the 2008-2010 performance period, and the 2009-2011 performance period. For 2008, although the maximum level of attainment, as defined by the Long-Term BICP, was attained for average core member advances and adjusted return on equity, in light of the Seattle Bank’s financial condition and results of operations as of and for the year ending December 31, 2008, the GBC Committee, in its discretion, reduced the incentive payout to that of the threshold level. This action reduced the 2008 portion of the Long-Term BICPs to between 40% and 50% of the amount that would have been earned at the maximum level of attainment for each of the named executive officers. Compensation for the performance period under the Long-Term BICP that began in 2006 was paid in February 2009 and was based on the following achievement results: 2006 – target; 2007 – maximum; and 2008 – threshold. The value of the amounts earned during 2008 with respect to such performance periods then in progress, but not yet payable, is disclosed in the “Non-Equity Incentive Plan Compensation” column of the “2008 Summary Compensation Table” and related footnotes to that table.

The GBC Committee considered how recent events might affect the Seattle Bank’s executive compensation program in order to ensure they do not induce our named executive officers to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards at the expense of member interests. The GBC Committee believes that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with member interests. For example, the annual BICP goal to maximize current year adjusted return on equity is balanced by the Long-Term BICP’s measurement of adjusted return on equity over a three-year period. Thus, the longer term program deters any appreciable risk that our named executive officers would maximize current year earnings in a manner that would impair the Seattle Bank’s future results.

Retirement Plan Benefits

The Seattle Bank offers its employees, including its named executive officers, one of three retirement plans depending upon the employee’s start date. Employees who started prior to January 1, 2004 are eligible to participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan). Those employees whose employment began on or after that date are eligible to participate in the 401(k) Contribution Plus Savings Plan (Contribution Plus Plan), or if approved by the GBC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, which is separate from the Contribution Plus Plan, and matches employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees and named executive officers a fair and competitive compensation package.

In addition, we offer certain executive officers, including our named executive officers, the supplemental retirement plans described below that coordinate with the defined benefit and defined contribution plans noted above.

Additional Retirement Plans

Messrs. Riccobono, Blizzard and Horton and Ms. Gehrke participate in the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP), a non-qualified defined-benefit pension plan. Because Mr. Beatty joined the Seattle Bank after January 1, 2004, following approval by the GBC Committee, he participates in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP. The Retirement BEP and SERP preserve and restore the full pension benefits for their participants which, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan or the Contribution Plus Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan or the Contribution Plus Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of accumulated benefits are disclosed in the “2008 Pension Benefits” table and narrative below.

Deferred Compensation Plan

Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides certain executives with an opportunity to defer up to 25% of base salary, plus receive employer matching contributions, into a bookkeeping account. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the Seattle Bank’s 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. Participation in the Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits which, due to certain limitations under the IRC, are not payable under our 401(k) plan and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “2008 Non-Qualified Deferred Compensation” table and narrative below.

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

Severance

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

Additional Incentive Awards

Periodically, we provide for additional cash incentive awards in connection with specific projects or other objectives of a unique, challenging, and time sensitive nature. These bonuses are discretionary and until April 1, 2007 were not granted as part of a formal incentive plan. After April 1, 2007, a new incentive program that included these types of cash incentive awards was implemented at the Seattle Bank under which our named executive officers are not eligible to participate. The Board (or individual committees of the Board) may, at its discretion, grant named executive officers bonuses outside of this program. Discretionary bonuses for named executive officers earned prior to the implementation of the new program are included in the “bonus” column and footnoted in the “2008 Summary Compensation Table” below. No additional discretionary bonuses were awarded by the Board to our named executive officers during 2008 or 2007.

Tax Considerations

We considered the impact of Section 409A of the IRC on our compensation programs. Section 409A imposes tax penalties on certain nonqualified deferred compensation arrangements. We operate our covered arrangements in a manner intended to avoid the adverse tax treatment under Section 409A. Amendments have been made to our covered compensation arrangements in this regard.

Compensation Committee Report

The Governance, Budget and Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis for the fiscal year 2008 with management and, based on the review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Seattle Bank’s Annual Report on Form 10-K.

Governance, Budget and Compensation Committee

William A. Longbrake, chair

Donald V. Rhodes, vice chair

Les AuCoin

Mike C. Daly

David F. Wilson

The following sections and tables provide a summary of cash and certain other amounts from the Seattle Bank paid to or earned by our named executive officers for the year ended December 31, 2008. The information is presented in accordance with SEC regulations, which in some cases requires disclosure of amounts that actually may be paid in future years and, with respect to the increase in the present value of future pension payments, even though such increase is not cash compensation paid this year to a named executive officer and even though the actual pension benefits payable to a named executive officer will ultimately depend upon a number of factors, including when the named executive officer retires, his or her compensation at retirement, and in some cases, the number of years the named executive officer lives following his or her retirement. Therefore, it is important to read the following tables closely and in conjunction with the Compensation Discussion and Analysis. The narrative preceding the tables and the footnotes accompanying each table are integral parts of each table.

2008 Summary Compensation Table

The following table sets forth compensation earned in 2008 by our named executive officers. In 2008, our named executive officers were our president and chief executive officer; our chief financial officer; our chief accounting and administrative officer; and our two other most highly paid executive officers who were serving as executive officers at the end of 2008.

Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary	Bonus(1)		Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)		All Other Compensation(10)		Total
(in dollars)
Richard M. Riccobono	2008	$514,100	$		$192,857	$318,593		$37,503		$1,063,053
President and	2007	445,251			341,688	251,581	(4)	37,275		1,075,795
Chief Executive Officer	2006	351,492			140,597	100,569	(4)	24,074		616,732

Vincent L. Beatty	2008	267,491			77,038	58,509		14,555		417,593
Senior Vice President,	2007	218,360		3,100	117,244	26,527	(5)	11,235		376,466
Chief Financial Officer

Christina J. Gehrke	2008	258,060			111,493	111,391	(6)	38,814	(11)	519,758
Senior Vice President,	2007	202,693			113,679	37,000		15,130		368,502
Chief Accounting and
Administrative Officer

John W. Blizzard	2008	247,200			80,800	38,339		21,169		387,508
Senior Vice President,	2007	234,200			171,529	31,332	(7)	23,635		460,696
Chief Business Officer

Steven R. Horton	2008	300,408			131,078	175,300		26,786		633,572
Senior Vice President,	2007	286,103			202,826	39,975	(8)/(9)	24,044		552,948
Chief Risk Officer	2006	279,125		2,961	69,781	72,284	(8)	14,648		438,799

(1)	Represents an additional incentive award, or spot bonus, in connection with specific projects or other objectives of a unique, challenging and time-sensitive nature that were not granted pursuant to a formal plan.
(2)

Represents the total amounts earned in the applicable year under the Annual CEO BICP or Annual BICP, as applicable, and paid in February of the following year. This amount also includes amounts earned during 2008 under the Long-Term BICP for the 2006-2008 performance period and amounts earned during 2008 but not yet payable under the Long-Term BICP’s 2007-2009 and 2008-2010 performance periods. Under the Long-Term BICP, achievement of performance measures is evaluated annually and the final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. The portions of awards reported as earned during a given year that were not yet payable in such year are scheduled to be paid only upon completion of the applicable three-year performance period, subject to the named executive officer’s continued employment until that time. The following table summarizes the amounts earned by each named executive officer in 2008 under the Seattle Bank’s non-equity incentive compensation plans.

Named Executive Officer	Year	Annual CEO BICP/Annual BICP	Long-Term BICP 2006-2008 Performance Period	Long-Term BICP 2007-2009 Performance Period	Long-Term BICP 2008-2010 Performance Period	Total
(in dollars)
Richard M. Riccobono	2008	$128,525	$14,377	$24,250	$25,705	$192,857
Vincent L. Beatty	2008	50,154	6,867	7,279	12,738	77,038
Christina J. Gehrke	2008	82,990	5,600	10,000	12,903	111,493
John W. Blizzard	2008	49,440	7,000	12,000	12,360	80,800
Steven R. Horton	2008	90,123	11,630	14,305	15,020	131,078

(3)	Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP. No above market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.
(4)	The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Riccobono’s change in pension value as $73,631 for 2007 and $97,591 for 2006. It has since been determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Riccobono’s Retirement BEP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures are calculated using the corrected assumptions, the total annual change in pension value for 2007 is increased by $177,950 to $251,581 and the present value of Mr. Riccobono’s accumulated pension benefits for 2007 is increased by $523,255 to $1,505,255. When the 2006 figures are calculated using the corrected assumptions, the annual change in pension value for 2006 is increased by $2,978 to $100,569 and the present value of Mr. Riccobono’s accumulated pension benefits for 2006 is increased by $345,296 to $1,253,674. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Riccobono’s 2007 and 2006 “Total” columns, which increased to the corrected numbers of $1,075,795 for 2007 and $616,732 for 2006. Mr. Riccobono initially joined the Retirement BEP on January 1, 2006, with a balance of zero. For 2006, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2006 an additional $869,105 (which includes an adjustment of $342,318 from the $526,787 disclosed in our 2007 Annual Report on Form 10-K as discussed above) was credited to Mr. Riccobono’s individual Retirement BEP balance to reflect 19.6 years of credited service prior to 2006.
(5)	The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Beatty’s change in pension value as $37,680 for 2007. It has since been determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Beatty’s SERP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures are calculated using the corrected assumptions, the total annual change in pension value for 2007 is decreased by $11,153 to $26,527 and the present value of Mr. Beatty’s accumulated pension benefits for 2007 is increased by $35,518 to $90,722. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Beatty’s 2007 “Total” column, which increased to the corrected number of $376,466. Mr. Beatty initially joined the SERP on January 1, 2007, with a balance of zero. For 2007, the amount shown reflects one year of credited service. However, because the SERP uses the years of credited service, during 2007 an additional $64,195 (which includes an adjustment of $46,671 from the $17,524, disclosed in our 2007 Annual Report on Form 10-K as discussed above) was credited to Mr. Beatty’s individual SERP balance to reflect 2.4 years of credited service prior to 2007.
(6)	Ms. Gehrke initially joined the Retirement BEP on January 1, 2008, with a balance of zero. For 2008, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2008 an additional $70,412 was credited to Ms. Gehrke’s individual Retirement BEP balance to reflect 9.4 years of credited service prior to 2008.
(7)	The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Blizzard’s change in pension value as $34,242 for 2007. It has since been determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Blizzard’s Retirement BEP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures are calculated using the corrected assumptions, the total annual change in pension value for 2007 is decreased by $2,920 to $31,322 and the present value of Mr. Blizzard’s accumulated pension benefits for 2007 is increased by $18,255 to $132,244. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Blizzard’s 2007 “Total” column, which increased to the corrected number of $460,696. Mr. Blizzard initially joined the Retirement BEP on January 1, 2007, with a balance of zero. For 2007, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2007 an additional $52,912 (which includes an adjustment of $21,165 from the $31,747, disclosed in our 2007 Annual Report on Form 10-K as discussed above) was credited to Mr. Blizzard’s individual Retirement BEP balance to reflect 5.7 years of credited service prior to 2007.
(8)	For 2007, the amount shown reflects Mr. Horton’s earnings in his Pentegra DB Plan. During 2007, a correction of $(54,222) reduced our liability and Mr. Horton’s individual Retirement BEP balance due to a correction to years of credited service prior to 2007.
(9)

The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Horton’s change in pension value as $49,000 for 2007 and $77,009 for 2006. It has since been determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Horton’s Retirement BEP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures are calculated using the corrected assumptions, the total annual change in pension value for 2007 is decreased by $9,025 to $39,975 and the present value of Mr. Horton’s accumulated pension benefits for 2007 is increased by $93,351 to $712,521. When the 2006 figures are calculated using the corrected assumptions, the annual change in pension value for 2006 is decreased by $4,725 to $72,284 and the present value of Mr. Horton’s accumulated pension benefits for 2006 is increased by $53,154 to $672,546. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Horton’s 2007 and 2006 “Total” columns, which increased to the corrected numbers of $552,948 for 2007 and $438,799 for 2006. Mr. Horton initially joined the Retirement BEP on January 1, 2006, with a balance of zero. For 2006, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2006 an additional $373,262 (which includes an adjustment of $52,879 from the $320,383, disclosed in our 2007 Annual Report on Form 10-K as discussed above) was credited to Mr. Horton’s individual Retirement BEP balance to reflect 16.7 years of credited service prior to 2006.

(10)	Represents company contributions to the 401(k) plan and Thrift BEP defined contribution plans.
(11)	For 2008, the amount shown for Ms. Gehrke reflects company contributions to the 401(k) plan and Thrift BEP defined contribution plan of $20,242. In addition, the amount reflects a special payment of $18,572 authorized by the Board in 2008 to Ms. Gehrke for her services as interim principal accounting officer for a six-month period prior to her formally being named to that position in March 2008.

2008 Grants of Plan-Based Awards

The following table provides information regarding awards that could have been earned in 2008 by our named executive officers under the Annual CEO BICP and the Annual BICP (for named executive officers other than the president and chief executive officer). The table also discloses the total estimated awards that may be earned under the Long-Term BICP during the 2008-2010 performance period. The amounts payable under the Long-Term BICP are not paid until after the end of the three-year performance period, subject to the named executive officer’s continued employment at the Seattle Bank at the end of the performance period.

Name	Type of Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
		Bank-wide Goal: Threshold & Individual Goal: Meets All Goals	Bank-wide Goal: Target & Individual Goal: Exceeds Expectations	Bank-wide Goal: Maximum & Individual Goal: Recognized Enterprise Performer
(in dollars)
Richard M. Riccobono	Annual CEO BICP	$102,820	$179,935	$308,460
	Long-Term BICP	77,115	154,230	231,345
Vincent L. Beatty (2)	Annual BICP	36,780	73,561	120,371
	Long-Term BICP	40,251	80,502	120,753
Christina J. Gehrke (2)	Annual BICP	38,709	77,418	129,030
	Long-Term BICP	38,709	77,418	116,127
John W. Blizzard	Annual BICP	37,080	74,160	123,600
	Long-Term BICP	37,080	74,160	111,240
Steven R. Horton	Annual BICP	45,061	90,122	150,204
	Long-Term BICP	45,061	90,122	135,184

(1)	For additional information about payouts, refer to the short-term and long-term cash-based incentive compensation plan information discussed in “Short-Term and Long-Term Cash-Based Incentive Compensation Plans” in the Compensation Discussion and Analysis above. Actual awards earned under the Annual CEO BICP and Annual BICP were paid to our named executive officers in February 2009 and are included in the “Non-Equity Incentive Plan Compensation” column of the “2008 Summary Compensation Table” above.
(2)	Mr. Beatty’s and Ms. Gehrke’s Annual BICP and Long-Term BICP amounts were affected by their promotions in March 2008.

Employment Agreements with Management

Employment Agreement with Richard M. Riccobono

In February 2007, we entered into an employment agreement with Richard M. Riccobono, effective as of May 1, 2007. Mr. Riccobono’s previous employment agreement with the Seattle Bank as executive vice president and chief operating officer was in place until April 30, 2007. The initial term of the new employment agreement as president and chief executive officer is for two years and eight months, beginning May 1, 2007, and thereafter the agreement may be renewed for successive one-year periods as mutually agreed to by the Board and

Mr. Riccobono. The employment agreement provides for an initial salary of $485,000 per year. Mr. Riccobono’s salary is reviewed at the end of each calendar year, but may not be decreased during the term of the agreement. Mr. Riccobono is entitled to severance payments upon a termination of employment without cause or a change in control of the Seattle Bank. These payments are described in greater detail under “Potential Payments upon Termination or Change in Control—Severance Policy—Severance Benefits for Richard M. Riccobono.”

No other named executive officers have an employment agreement with us.

2008 Pension Benefits

The following table provides information for each of our named executive officers regarding the actuarial present value of the officer’s accumulated benefit and years of credited service under the Pentegra DB Plan, the Retirement BEP, and the SERP as of December 31, 2008. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name(1)(2)	Number of Years Credited Service(3)	Present Value of Accumulated Benefit	Payment During Last Fiscal Year
(in dollars, except years)
Richard M. Riccobono	Pentegra DB Plan	22.6	$531,000	$
	Retirement BEP	22.6	1,292,848
Vincent L. Beatty	SERP	4.4	149,231
Christina J Gehrke	Pentegra DB Plan	10.4	170,000
	Retirement BEP	10.4	108,803
John W. Blizzard	Pentegra DB Plan	7.7	115,000
	Retirement BEP	7.7	55,583
Steven R. Horton	Pentegra DB Plan	19.7	441,000
	Retirement BEP	19.7	446,821

(1)	The difference between the present value as of the December 31, 2008 accrued benefit and the present value as of the December 31, 2007 accrued benefit is the “change in pension value” for the qualified plan and is reported in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column in the “2008 Summary Compensation Table.”
(2)	The benefits provided under the Retirement BEP are initially calculated on a gross basis to include benefits provided by the Pentegra DB Plan. The benefits under the Pentegra DB Plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Retirement BEP. See “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements for more information.”
(3)	For the purposes of calculating the Retirement BEP balances for our named executive officers, we use years of credited service in the Pentegra DB Plan to determine their Retirement BEP present value of accumulated benefit balance. Mr. Riccobono was entitled to carry his years of credited service earned at other employers that participate in the Pentegra DB Plan over to the Retirement BEP. Messrs. Riccobono and Horton joined the Retirement BEP on January 1, 2006 and Mr. Blizzard joined the Retirement BEP on January 1, 2007. Ms. Gehrke joined the Retirement BEP on January 1, 2008.

Pentegra Defined Benefit Plan

We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple employer defined-benefit pension plan. In general, only employees who were hired by us prior to January 1, 2004, or who were previously participating in the Pentegra DB Plan at another participating financial institution, are eligible to participate in the Pentegra DB Plan. Accordingly, of our named executive officers, only Messrs. Riccobono, Blizzard, and Horton and Ms. Gehrke are eligible to participate in this plan. The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant’s years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. For 2008, the IRC annual compensation limit was $230,000. For 2009, it is $245,000. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan. However, none of the named executive officers has accrued benefits in excess of that limit.

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

Retirement BEP

The Retirement BEP is a non-qualified defined benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GBC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the named executive officers, only Messrs. Riccobono, Blizzard, and Horton, and Ms. Gehrke participated in the Retirement BEP as of December 31, 2008.

Participants vest in their benefits under the Retirement BEP at the same time, and to the same extent, as they vest in their benefits under the Pentegra DB Plan. A participant’s benefit under the Retirement BEP will be distributed to the participant upon the participant’s retirement or other termination of employment in the form of a lifetime annuity, with a death benefit payable in a lump sum to the participant’s beneficiary upon the participant’s death. The amount of the death benefit is equal to 12 times the participant’s annual benefit less the amount actually paid to the participant. (The same death benefit will be paid to the beneficiary of any participant who dies before his or her benefits under the Retirement BEP are paid or commence to be paid.) However, the participant may elect to have his or her benefits under the Retirement BEP distributed in a different form. The optional forms of benefit under the Retirement BEP are the same as those provided under the Pentegra DB Plan and are all actuarially equivalent to the normal form of payment (described above). During 2008, the Seattle Bank amended the Retirement BEP to bring it into documentary compliance with IRC Section 409A. The Seattle Bank elected to “grandfather” benefits that were accrued and vested under the Retirement BEP as of December 31, 2004. This means that only benefits that were accrued or that became vested after December 31, 2004 are subject to IRC Section 409A’s requirements. Accordingly, a participant may make separate distribution elections with respect to the portion of his or her benefit that was accrued and vested as of December 31, 2004 and the portion of his or her benefit that was accrued or that became vested after December 31, 2004.

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

Executive Supplemental Retirement Plan

The SERP was implemented on January 1, 2007 to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. During 2008, the Seattle Bank amended the SERP to bring it into documentary compliance with IRC Section 409A.

The GBC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2004 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the named executive officers, only Mr. Beatty participated in the SERP as of December 31, 2008.

Benefits under the SERP are calculated using the same formula as is used by the Pentegra DB Plan, except that limitations imposed by IRC Sections 401(a)(17) and 415 are disregarded. The Board has the authority to amend this formula for purposes of the SERP, but has not done so. SERP benefits are subject to the same graduated vesting schedule, as are benefits under the Pentegra DB Plan. A participant’s SERP benefit will be paid or commence to be paid upon the participant’s retirement or other termination of employment in the form elected by the participant. If the participant fails to elect a form of payment, then the participant’s SERP benefits will be paid in the normal form. The normal and alternative payment forms are generally the same as those available under the Pentegra DB Plan.

If a participant dies before SERP benefit payments start, the participant’s designated beneficiary will be entitled to a death benefit equal to 12 times the annual benefit the participant would have received if he or she had retired or terminated prior to his or her death and received SERP benefits in the form of a single life annuity plus death benefit.

Additional Pension Benefit

In addition to the benefits shown in the “Pension Benefits Table” above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66, or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. It will be paid from the Pentegra DB Plan to the extent it does not cause the executive’s benefit under the Pentegra DB Plan to exceed applicable IRC limits and from the Retirement BEP to the extent it would cause such benefits to exceed those limits.

2008 Non-Qualified Deferred Compensation

The following table provides information for each of our named executive officers regarding aggregate contributions by the named executive officer and us and aggregate earnings for 2008 and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. All named executive officers participated in the Thrift BEP during 2008.

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Balance as of December 31, 2008(1)
(in dollars)
Richard M. Riccobono	$14,210	$26,990	$(22,719)	$18,481
Vincent L. Beatty	4,127	3,109	(3,351)	3,885
Christina J. Gehrke	66,254	14,824	(12,571)	68,507
John W. Blizzard	42,647	9,888	(26,923)	25,612
Steven R. Horton	12,517	13,518	(16,047)	9,988

(1)	Of the amounts in this column, the following amounts have also been reported in the “2008 Summary Compensation Table” for 2008, 2007, and 2006.

Name	Reported for 2008	Previously Reported for 2007	Previously Reported for 2006	Total
(in dollars)
Richard M. Riccobono	$18,481	$30,929	$18,978	$68,388
Vincent L. Beatty	3,885	3,003		6,888
Christina J. Gehrke	68,507			68,507
John W. Blizzard	25,612	43,698		69,310
Steven R. Horton	9,988	18,359	10,468	38,815

Thrift BEP

The Thrift BEP is a non-qualified, defined contribution plan under which participating executives can elect to defer up to 25% of their base salary each year. In addition, each year, pursuant to IRC Section 409A, participating executives are given the opportunity to elect to defer a portion of their incentive compensation that relates to the current year’s performance, but will not be paid until the following year. These elections must be received by June 30th of the current year, even though the amount of the incentive payment for that year is unknown, and will not be paid until the following year. Each year, after the participant has reached the annual IRC limit under the 401(k) plan, we credit the participant’s Thrift BEP account with a matching amount equal to the amount of the matching contribution that we would have made on amounts deferred by the executive under the Thrift BEP during such year had such amounts actually been deferred under our 401(k) plan without regard to applicable IRC limits.

In addition, each year, each Thrift BEP participant’s account is credited with notional investment earnings at the rate earned by the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The GBC Committee determines which executive officers are eligible to participate in the Thrift BEP. All of the named executive officers are eligible to participate in the Thrift BEP as of December 31, 2008. Participants in the Thrift BEP are fully vested in the amounts credited to their accounts under the Thrift BEP at all times. A participant’s Thrift BEP account will be distributed to the participant (or his or her beneficiary, in the event of the participant’s death) upon the participant’s termination of employment in either a lump sum or in installment payments over a period of up to ten years (as elected by the participant or beneficiary, as applicable). During 2008, the Seattle Bank amended the Thrift BEP to bring it into documentary compliance with IRC Section 409A. The Seattle Bank elected to “grandfather” the portion of each participant’s account that is attributable to deferrals and matching contributions made on or before December 31, 2004. This means that only the portion of a participant’s account that is attributable to deferrals and matching contributions made after December 31, 2004 is subject to IRC Section 409A’s requirements. Accordingly, a participant may make separate distribution elections with respect to the portion of his or her account attributable to deferrals and matching contributions made prior to 2005 and the portion of his or her account attributable to deferrals and matching contributions after December 31, 2004. (The participant’s beneficiary may only elect the form of payment for the portion of the participant’s account that is attributable to deferrals and matching contributions made prior to 2005. The portion of the participant’s account that is attributable to deferrals and matching contributions made after 2004 is distributed to the beneficiary in the form elected by the participant.) If the participant or beneficiary, as applicable, does not elect a form of distribution with respect to either portion of the participant’s account, then that portion of the participant’s account will be distributed in installment payments over a period of 10 years.

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

Potential Payments upon Termination or Change in Control

The information below describes the potential benefits payable to our named executive officers in the event of termination or change in control, as applicable.

Severance Policy

We provide severance benefits to eligible employees through a Board-approved policy. Provided that the following eligibility conditions are met, the Board-approved severance policy will provide the following benefits to our named executive officers other than Mr. Riccobono, who has severance terms in his employment agreement that are discussed below.

•	One-half month’s base salary continuation per year of service, with a minimum of two months and a maximum of twelve months;

•	Medical, dental and vision coverage for the length of the salary continuation; and

•	Individualized outplacement service.

Employees are eligible for severance payments under the following conditions:

•	The employee has satisfactorily completed three months of employment;

•	The employee is meeting or exceeding all goals and expectations during the course of the year as defined under our human resources policy;

•	The employee is involuntarily terminated from active employment without cause; and

•	The employee signs a separation and release agreement, which releases us from any and all claims arising out of employment with us or termination of employment.

For purposes of the severance plan, without cause means that the reason for termination does not relate to the employee’s performance, work habits, conduct, ability to meet job standards, or the employee’s compliance with the Seattle Bank policies including our code of conduct.

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

If Mr. Riccobono’s employment is terminated without cause, subject to execution of a release of claims against the Seattle Bank and compliance with a confidentiality covenant, he is entitled to receive severance pay at a rate equal to his then-current base salary, for a period of 12 months from the date of such termination and continued health insurance benefits for a period of 18 months. No severance payment would be provided if Mr. Riccobono is terminated with cause, which is defined in the employment contract as a material breach of the provisions of his employment agreement; willful, wanton or grossly negligent non-performance or misfeasance of his assigned responsibilities; or dishonest or fraudulent conduct, a deliberate attempt to do an injury to the Seattle Bank, or conduct that materially discredits the Seattle Bank.

Change in Control Benefit for Richard M. Riccobono

If Mr. Riccobono’s employment is terminated as a result of a change in control due to the merger or consolidation of the Seattle Bank with or into another Federal Home Loan Bank, or the liquidation of the Seattle Bank, subject to execution of a release of claims against the Seattle Bank and compliance with a confidentiality covenant, Mr. Riccobono will be entitled to receive a lump sum severance payment in an amount equal to 24 months of his then-current base salary. In addition, we would pay Mr. Riccobono’s premiums for continued health insurance benefits for a period of 18 months. No other named executive officers have change in control arrangements with us.

Short-Term and Long-Term Cash-Based Incentive Compensation Plans

Named executive officers who retire on or after age 65, or whose combined age and years of service is at least 70 years, who die or become disabled while still employed by the Seattle Bank, or who are involuntarily terminated without cause during the performance period may receive a prorated lump-sum plan award under our short-term and long-term cash-based incentive compensation plans. In such a case, the president and chief executive officer must nominate the named executive officers for such an award and the GBC Committee must recommend that the Board approve such action. The Executive Committee in its discretion may also recommend that the Board approve the president and chief executive officer to receive such an award.

2008 Post-Employment Compensation

The following table provides post-employment compensation information for each of our named executive officers, assuming involuntary termination without cause or a change in control as of December 31, 2008. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, or SERP that are described in “2008 Pension Benefits” and payments under the Thrift BEP described in “2008 Non-Qualified Deferred Compensation”). Our named executive officers would not receive any other special benefits without specific Board action. The amounts identified below for our named executive officers do not include amounts that might be awarded under our cash-based incentive compensation plans because the named executive officers would not be entitled to any such awards without first being nominated for an award by the president and chief executive officer and Board approval. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officers	Months of Severance	Severance(1)	Months of Health & Welfare	Health & Welfare(2)	Outplacement		Total
(in dollars)
Involuntary termination without cause:
Richard M. Riccobono	12.0	$514,100	18.0	$23,132	$		$537,232
Vincent L. Beatty	2.0	44,582	2.0	2,570		4,800	51,952
Christina J. Gehrke	5.0	107,525	5.0	5,958		4,800	118,283
John W. Blizzard	3.5	72,100	3.5	4,498		4,800	81,398
Steve R. Horton	8.0	200,272	8.0	10,281		4,800	215,353
Change in control:
Richard M. Riccobono	24.0	1,028,200	18.0	23,132			1,051,332

(1)	Represents the sum of continuing payments for the months of severance indicated, except for Mr. Riccobono’s change in control severance, which is a lump sum payment.
(2)	Represents continuing payments for the months of health and welfare indicated.

Director Compensation

Compensation for directors was determined and limited in 2000 with the enactment of the GLB Act, subject to adjustments by the Finance Board based on the percentage annual increase in the Consumer Price Index. The maximum compensation limits for 2008 were $31,232 for an FHLBank chairman, $24,986 for a vice chair, and $18,739 for all other directors. Within these limits, for 2008, we set board meeting fees, defined by per-day attendance at a board or committee meeting, including teleconference attendance, at $2,500 for the chairman, $2,000 for the vice chair, and $1,500 for all other directors. Directors are eligible to participate in our deferred compensation plan for the Board. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees. No above-market or preferential earnings are paid on any earnings under the deferred compensation plan.

In addition, during 2008, each director was eligible for reimbursement to attend director training up to $3,000. Directors also are reimbursed for reasonable Seattle Bank-related travel expenses. Total directors’ fees and reimbursed travel expenses paid by us were $200,000 for the year ended December 31, 2008. These fees compensate directors for the time spent reviewing board and committee materials, preparing for board and committee meetings, participating in other board and committee activities, and for attending board and committee meetings.

2008 Director Compensation Table

The following table sets forth the compensation earned by our directors who provided services to us as directors in the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash		Total

(In dollars)
Mike C. Daly, Chairman	$31,232		$31,232
Craig E. Dahl, Vice Chair	24,986		24,986
Les AuCoin (2)	19,500	*	19,500
Marianne M. Emerson (1)	18,739		18,739
Daniel R. Fauske (1)	16,500		16,500
Harold B. Gilkey	18,739		18,739
William V. Humphreys	18,739		18,739
Frederick C. Kiga (1)	18,000		18,000
Russell J. Lau	18,739		18,739
James G. Livingston, PhD	21,739	**	21,739
William A. Longbrake	18,739		18,739
Michael W. McGowan	15,000		15,000
Cynthia A. Parker (1)	18,739		18,739
Park Price	18,000		18,000
Donald V. Rhodes	18,739		18,739
Jack T. Riggs, M.D. (1)	18,739		18,739
David F. Wilson (2)	18,739		18,739
Gordon Zimmerman	18,739		18,739

*	As a result of a 2007 underpayment, Mr. AuCoin’s 2008 director fee payments included $1,500 of fees earned in 2007
**	As a result of a 2007 underpayment, Mr. Livingston’s 2008 director fee payments included $3,000 of fees earned in 2007.
(1)	Appointed by the Finance Board prior to enactment of the Housing Act.
(2)	Independent director elected in 2008.

2009 Director Compensation

For director compensation beginning in 2009, the Housing Act amended section 7(i) of the FHLBank Act, eliminating specified limitations on FHLBank director compensation and subjecting director compensation to approval by the Finance Agency. Under the revised regulations governing the FHLBanks, payments made to directors in compliance with any limits on annual directors’ compensation and the standards set forth in the regulations are deemed to be approved by the Finance Agency for purposes of section 7(i) of the Act. In accordance with regulations governing the FHLBanks, the Seattle Bank established a formal policy governing the compensation and expense reimbursements to be provided to its directors for 2009. For 2009, the Seattle Bank will pay monthly retainers (which vary in amount depending upon board and committee positions held by each director), subject to the directors’ participation in required meeting and events and the annual limitations on total compensation.

In connection with setting director compensation for 2009, the Seattle Bank participated in an FHLBank system review of director compensation which included a director compensation study prepared by McLagan Partners, Inc. The study included separate analysis of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 companies. The study recommended setting a straight annual retainer at the lower-end of the commercial bank benchmarks with additional retainer amounts for the chair, vice chair, and committee chair positions. Our Board followed the study’s recommendation and set 2009 annual compensation for directors near the lower-end of the median level of director compensation for smaller-sized commercial banks. The director compensation arrangements for 2009 are set forth in the table below.

Board Position	Monthly Retainer	Annual Limitation
(In dollars)
Chair	$5,000	$60,000
Vice chair	4,583	55,000
Audit and Compliance Committee chair	4,583	55,000
Other committee chair	4,350	50,000
Director	3,750	45,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Seattle Bank is a cooperative of which its members own all of the outstanding capital stock, except in limited circumstances, for example, for a period after a member is acquired by a nonmember. As of December 31, 2008, the Seattle Bank had 394 shareholders holding a total of 26,266,868 shares of Class B stock, including 8,963,994 shares of mandatorily redeemable Class B stock, and 1,393,291 shares of Class A stock, including 214,762 shares of mandatorily redeemable Class A stock.

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than five percent of our outstanding capital stock as of December 31, 2008.

Member Name	Class A Shares Held	Class B Shares Held	Percentage of Total Outstanding Shares

(in shares except percentages)
JPMorgan Chase Bank, N.A.*	214,762	7,507,824	27.9
1111 Polaris Parkway
Columbus, OH 43240

Merrill Lynch Bank U.S.A.		3,532,500	12.8
15 W. South Temple Street, Suite 300
Salt Lake City, UT 84111

Bank of America Oregon, N.A.		2,493,328	9.0
1001 S.W. 5th Avenue
Portland, OR 97204

Washington Federal Savings and Loan		1,425,757	5.2
425 Pike Street
Seattle, WA 98101

*	As of October 7, 2008, JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) has been classified as a non-member shareholder and can no longer enter into new advances or renew existing advances with the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock. The following table presents our outstanding capital stock held by members as of December 31, 2008, whose officers or directors served as directors of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held(1)	Class B Shares Held(1)	Percentage of Total Outstanding Shares

(in shares except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	1,353	1,031,916	3.7
1164 Bishop Street
Honolulu, HI 96813

Sterling Savings Bank	Harold B. Gilkey	13,993	918,967	3.4
111 North Wall Street
Spokane, WA 99201

Zions First National Bank	James G. Livingston, Ph.D.	14,572	371,247	1.4
One South Main Street, Suite 1340
Salt Lake City, UT 84111

First Financial Northwest, Inc.	William A. Longbrake	27,422	46,706	*
201 Wells Avenue South
Renton, WA 98057-2131

Heritage Bank	Donald V. Rhodes	3,390	32,267	*
201 West Fifth Avenue
Olympia, WA 98501

Alaska Pacific Bank	Craig E. Dahl		17,839	*
2094 Jordan Avenue
Juneau, AK 99801

Community Bank	Gordon Zimmerman		15,871	*
123 Highway 93 South
Ronan, MT 59864

Citizens Bank	William V. Humphreys		9,046	*
275 S.W. Third Street
Corvallis, OR 97339

Bank of Idaho	Park Price		5,794	*
399 N. Capital Avenue
Idaho Falls, ID 83402

First State Bank	Mike C. Daly	388	5,521	*
1405-16th Street
Wheatland, WY 82201

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 977,641 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau’s wife, is the president and chief executive officer.

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

Our members are limited to voting on the election of our Board. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance.” The maximum number of votes that a member may cast is capped at the number of shares of capital stock the member was required to hold on December 31 of the preceding year, but no more than the average amount of capital stock required to be held by members in the same state as of that date. Independent directors are elected by members on a district-wide basis. In addition, each member is eligible to vote for the open member director seats only in the state in which its principal place of business is located. Accordingly, none of the members listed above nor any individual director affiliated with any of such members holds significant voting power over the election of our Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Seattle Bank is a cooperative of members. All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period after a member is acquired by a nonmember. We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our members. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons which are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no board representation. All non-ordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Financial Operations and Affordable Housing Committee. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.

Director Independence and Audit and Compliance Committee Financial Expert

General

The Board is required to evaluate and report on the independence of Seattle Bank directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the Audit and Compliance Committee. Second, SEC rules require that the Board apply the independence criteria of a national securities exchange or inter-dealer quotation system in assessing the independence of its directors.

As of the date of this report, the Seattle Bank has 17 directors, ten of whom were elected from and by our members, five of whom were appointed by the Finance Board prior to the enactment of the Housing Act, and two of whom are independent directors elected by our members. None of the directors is an “inside” director. That is, none of the directors is a Seattle Bank employee or officer. Further, the directors are prohibited from personally owning stock or stock options in the Seattle Bank. Each of the elected directors, however, is a senior officer or director of a member of the Seattle Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Seattle Bank at any time during the last five years; acceptance of compensation from the Seattle Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Agency’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of January 31, 2009, each of the Seattle Bank’s directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GBC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent, as of January 31, 2009.

After applying the NYSE independence standards to each of our directors, the Board determined that, as of January 31, 2009, elected member directors Dahl, Daly, Humphreys, Livingston, Price, and Rhodes and appointed/elected independent directors AuCoin, Emerson, Fauske, Kiga, Parker, Riggs, and Wilson, were independent. Relationships that the Board considered in its determination of independence included: the cooperative nature of the Seattle Bank, the position held by the director at his member institution, the equity position in the Seattle Bank of the director’s financial institution, and the financial transactions with the Seattle Bank of the director’s financial institution (as described in more detail above). The Board determined that none of these were material relationships under the NYSE independence standards.

The Board has a standing Audit and Compliance Committee. The Board determined that Audit and Compliance Committee members Gilkey and Zimmerman were not independent under the NYSE independence standards applicable for audit committee members due to business transacted by the Seattle Bank with member institutions affiliated with such directors. However, as stated above, the Board determined that each member of the Audit and Compliance Committee was independent under the Finance Agency’s standards applicable to audit committees. In addition, the Board determined that GBC Committee member Longbrake was not independent under the NYSE independence standards applicable for compensation committee members due to business transacted by Seattle Bank with member institutions affiliated with such directors. Further, the Board determined that director Dahl was an audit committee financial expert within the meaning of the SEC rules, and as of January 31, 2009, was independent under NYSE independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2008 and 2007, by its principal accounting firm, PricewaterhouseCoopers LLP.

Audit Charges	For the Years Ended December 31,
	2008	2007
(dollars in thousands)
Audit fees	$1,158	$1,013
Audit-related fees	38	100
All other fees	7	15

Total	$1,203	$1,128

Audit fees during the years ended December 31, 2008 and 2007 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.

Audit-related fees for the years ended December 31, 2008 and 2007 were for assurance and related services, and consultations with management as to the accounting treatments of specific products and transactions.

All other fees for the year ended December 31, 2008 and 2007 were for non-attestation advisory services, primarily for presentations in FHLBank System conferences.

The Seattle Bank is exempt from all federal, state, and local taxation on income. No tax fees were paid during the years ended December 31, 2008 and 2007.

On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval all audit, audit-related, and non-audit services provided by the Seattle Bank’s independent auditor. In addition, the chair or vice chair of the Audit and Compliance Committee has been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s auditors and reports any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements

See listing of financial statements as set forth in Part II. Item 8. of this annual report on Form 10-K.

(b)	Exhibits

Exhibit No.	EXHIBITS
3.1	Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 31, 2008 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2008).

4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, and February 20, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on February 29, 2008).

10.1*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 9, 2008).

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 9, 2008).

10.4*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Form 10-K filed with the SEC on March 30, 2007).

10.5*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.6*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.7*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.8*	Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, effective November 23, 1991.

10.9*	Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, effective July 1, 1994.

Exhibit No.	EXHIBITS

10.10*	Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 30, 2007).

10.11	Form of U.S. Department of the Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 10, 2008).

10.12	Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

10.13*	Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective March 21, 1997.

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.15	Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.16	Written Agreement between the Federal Home Loan Bank of Seattle and the Federal Housing Finance Board, effective December 10, 2004 [terminated January 11, 2007] (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation benefit-related exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Richard M. Riccobono Richard M. Riccobono President and Chief Executive Officer (Principal Executive Officer)	Dated: March 27, 2009

By:	/s/ Vincent L. Beatty Vincent L. Beatty Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Dated: March 27, 2009

By:	/s/ Christina J. Gehrke Christina J. Gehrke Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer*)	Dated: March 27, 2009

*	The Chief Accounting and Administrative Officer for purposes of the Seattle Bank’s disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard M. Riccobono Richard M. Riccobono President and Chief Executive Officer (Principal Executive Officer)	Dated: March 27, 2009

By:	/s/ Vincent L. Beatty Vincent L. Beatty Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Dated: March 27, 2009

By:	/s/ Christina J. Gehrke Christina J. Gehrke Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer*)	Dated: March 27, 2009

By:	/s/ Mike C. Daly Mike C. Daly, Chairman	Dated: March 27, 2009

By:	/s/ Craig E. Dahl Craig E. Dahl, Vice Chair	Dated: March 27, 2009

By:	/s/ Les AuCoin Les AuCoin, Director	Dated: March 27, 2009

By:	/s/ Marianne M. Emerson Marianne M. Emerson, Director	Dated: March 27, 2009

By:	/s/ Daniel R. Fauske Daniel R. Fauske, Director	Dated: March 27, 2009

By:	/s/ Harold B. Gilkey Harold B. Gilkey, Director	Dated: March 27, 2009

By:	/s/ William V. Humphreys William V. Humphreys, Director	Dated: March 27, 2009

By:	/s/ Frederick C. Kiga Frederick C. Kiga, Director	Dated: March 27, 2009

By:	/s/ Russell J. Lau Russell J. Lau, Director	Dated: March 27, 2009

By:	/s/ James G. Livingston James G. Livingston, Ph.D., Director	Dated: March 27, 2009

By:	/s/ William A. Longbrake William A. Longbrake, Director	Dated: March 27, 2009

By:	/s/ Cynthia A. Parker Cynthia A. Parker, Director	Dated: March 27, 2009

By:	/s/ Park Price Park Price, Director	Dated: March 27, 2009

By:	/s/ Donald V. Rhodes Donald V. Rhodes, Director	Dated: March 27, 2009

By:	/s/ Jack T. Riggs Jack T. Riggs, M.D., Director	Dated: March 27, 2009

By:	/s/ David F. Wilson David F. Wilson, Director	Dated: March 27, 2009

By:	/s/ Gordon Zimmerman Gordon Zimmerman, Director	Dated: March 27, 2009

*	The Chief Accounting and Administrative Officer for purposes of the Seattle Bank’s disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	EXHIBITS

3.1	Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 31, 2008 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2008).

4.1	Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, and February 20, 2008 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on February 29, 2008).

10.1*	Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for President and CEO as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 9, 2008).

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Annual Plan for Exempt Staff and Officers as of January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 9, 2008).

10.4*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2005 (incorporated by reference to Exhibit 10.4 to the Form 10-K filed with the SEC on March 30, 2007).

10.5*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.6*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.7*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.8*	Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, effective November 23, 1991.

10.9*	Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, effective July 1, 1994.

10.10*	Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 30, 2007).

Exhibit No.	EXHIBITS

10.11	Form of U.S. Department of the Treasury Lending Agreement, dated September 9, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on September 10, 2008).

10.12	Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

10.13*	Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective March 21, 1997.

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.15	Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

10.16	Written Agreement between the Federal Home Loan Bank of Seattle and the Federal Housing Finance Board, effective December 10, 2004 [terminated January 11, 2007] (incorporated by reference to Exhibit 10.1 to the registration statement on Form 10 filed with the SEC, file no. 000-51406).

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation benefit-related exhibit.