Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Seattle
filed 2009-05-20
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of April 30, 2009, the registrant had 1,585,622 shares of Class A stock and 26,326,365 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

	As of March 31, 2009	As of December 31, 2008
(in thousands, except par value)	(unaudited)
Assets
Cash and due from banks	$1,423	$1,395
Interest-bearing deposits	65
Securities purchased under agreements to resell	5,000,000	3,900,000
Federal funds sold	4,191,500	2,320,300
Held-to-maturity securities* (Note 2)	10,771,909	9,784,891
Advances (Note 3)	31,848,395	36,943,851
Mortgage loans held for portfolio (Note 4)	4,898,886	5,087,323
Accrued interest receivable	141,903	241,124
Premises, software, and equipment, net	15,543	14,228
Derivative assets (Note 7)	37,831	31,984
Other assets	39,971	36,594

Total Assets	$56,947,426	$58,361,690

Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$671,446	$582,258

Total deposits	671,446	582,258

Consolidated obligations, net (Note 5):
Discount notes	22,023,488	15,878,281
Bonds	31,457,464	38,590,399

Total consolidated obligations, net	53,480,952	54,468,680

Mandatorily redeemable capital stock (Note 6)	920,972	917,876
Accrued interest payable	218,073	337,303
Affordable Housing Program	15,302	16,210
Derivative liabilities (Note 7)	263,583	235,417
Other liabilities	416,467	37,621

Total liabilities	55,986,795	56,595,365

Commitments and contingencies (Note 11)
Capital (Note 6)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 17,330 shares as of March 31, 2009 and 17,302 shares as of December 31, 2008	1,733,093	1,730,287
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,345 shares as of March 31, 2009 and 1,179 shares as of December 31, 2008	134,420	117,853

Total capital stock	1,867,513	1,848,140

Retained earnings (accumulated deficit)	198,314	(78,876)
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities	(1,102,296)
Pension benefits (Note 8)	(2,900)	(2,939)

Total accumulated other comprehensive loss	(1,105,196)	(2,939)

Total capital	960,631	1,766,325

Total Liabilities and Capital	$56,947,426	$58,361,690

*	Fair values of held-to-maturity securities were $9,470,236 and $7,857,197 as of March 31, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
(in thousands)
Interest Income
Advances	$175,245	$424,589
Prepayment fees on advances, net	3,988	14,471
Interest-bearing deposits	27
Securities purchased under agreements to resell	2,591
Federal funds sold	1,448	72,937
Held-to-maturity securities (Other FHLBanks’ consolidated obligations - $0 and $19,697 for the three months ended March 31, 2009 and 2008)	68,293	125,430
Mortgage loans held for portfolio	63,640	68,446
Loans to other FHLBanks		14

Total interest income	315,232	705,887

Interest Expense
Consolidated obligations - discount notes	31,615	145,990
Consolidated obligations - bonds	208,772	485,644
Deposits	481	9,255
Securities sold under agreements to repurchase		3
Mandatorily redeemable capital stock and other borrowings		245

Total interest expense	240,868	641,137

Net Interest Income	74,364	64,750
Other Loss
Service fees	572	449
Total other-than-temporary impairment loss on held-to-maturity securities	(895,195)
Less: Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities	823,527

Net other-than-temporary impairment loss on held-to-maturity securities	(71,668)
Net (loss) gain on derivatives and hedging activities	(2,941)	6,001
Net realized loss on early extinguishment of consolidated obligations	(4,526)	(16,177)
Other income (loss), net	13	(106)

Total other loss	(78,550)	(9,833)

Other Expense
Operating:
Compensation and benefits	6,652	6,358
Other operating	4,229	4,512
Finance Agency/Finance Board	496	503
Office of Finance	484	470
Other, net	145	165

Total other expense	12,006	12,008

(Loss) Income Before Assessments	(16,192)	42,909
Assessments
Affordable Housing Program		3,528
REFCORP	33	7,876

Total assessments	33	11,404

Net (Loss) Income	$(16,225)	$31,505

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Three Months Ended March 31, 2009 and 2008
	Class A Capital Stock*		Class B Capital Stock*		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2007	2,874	$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	2,534	253,387	34	3,398			256,785
Repurchase/redemption of capital stock	(970)	(97,001)					(97,001)
Comprehensive income:
Net income					31,505		31,505

Total comprehensive income					31,505		31,505
Dividends on capital stock:
Cash					(8,371)		(8,371)

Balance, March 31, 2008	4,438	$443,835	21,445	$2,144,539	$171,857	$(1,420)	$2,758,811

Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2					293,415	(293,415)
Proceeds from sale of capital stock	188	18,820	43	4,318			23,138
Net shares reclassified to mandatorily redeemable capital stock	(22)	(2,253)	(15)	(1,512)			(3,765)
Comprehensive loss:
Net loss					(16,225)		(16,225)
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities, net						(823,527)	(823,527)
Accretion of non-credit portion of other-than-temporary impairment loss on held-to-maturity securities						14,646	14,646
Pension benefits						39	39

Total comprehensive loss					277,190	(1,102,257)	(825,067)

Balance, March 31, 2009	1,345	$134,420	17,330	$1,733,093	$198,314	$(1,105,196)	$960,631

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
(in thousands)
Operating Activities
Net (loss) income	$(16,225)	$31,505

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	(59,371)	4,548
Change in net fair value adjustment on derivative and hedging activities	(28,414)	75,941
Loss on extinguishment of consolidated obligations	4,526	16,158
Net other-than-temporary impairment loss on held-to-maturity securities	71,668
Other	(3)	131
Net change in:
Accrued interest receivable	99,219	51,126
Other assets	(568)	6,661
Accrued interest payable	(119,230)	(102,020)
Other liabilities	(3,787)	2,949

Total adjustments	(35,960)	55,494

Net cash (used in) provided by operating activities	(52,185)	86,999

Investing Activities
Net change in:
Interest-bearing deposits	43,845
Deposits with other FHLBanks	(65)
Securities purchased under agreements to resell	(1,100,000)
Federal funds sold	(1,871,200)	(9,847,800)
Premises, software and equipment	(2,196)	(542)
Held-to-maturity securities:
Net increase in short-term	(1,845,000)	(4,460,200)
Proceeds from maturities	545,002	2,272,191
Purchases of long-term	(178,672)	(597,666)
Advances:
Proceeds	26,133,145	39,055,516
Made	(21,112,400)	(31,049,733)
Mortgage loans held for portfolio:
Principal collections	186,762	141,295

Net cash provided by (used in) investing activities	799,221	(4,486,939)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2009		2008
(in thousands)
Financing Activities
Net change in:
Deposits		$89,188		$331,838
Net proceeds from issuance of consolidated obligations:
Discount notes		141,514,120		264,620,585
Bonds		11,314,822		13,182,044
Payments for maturing and retiring consolidated obligations:
Discount notes		(135,315,357)		(259,531,300)
Bonds		(18,372,250)		(14,355,071)
Proceeds from issuance of capital stock		23,138		256,785
Payments for interest on mandatorily redeemable capital stock				204
Payments for repurchase of capital stock				(97,001)
Payments for redemption of mandatorily redeemable capital stock		(669)
Cash dividends paid				(8,371)

Net cash (used in) provided by financing activities		(747,008)		4,399,713

Net increase (decrease) in cash and cash equivalents		28		(227)
Cash and cash equivalents at beginning of the period		1,395		1,197

Cash and cash equivalents at end of the period		$1,423		$970

Supplemental Disclosures
Interest paid		$360,099		$742,954
AHP payments		$908		$1,627
REFCORP payments	$			$4,687
Real-estate owned		$266	$

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1.	Basis of Presentation, Adoptions of Accounting Principles, and Recently Issued Accounting Standards and Interpretations

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2008 audited financial statements and related notes (2008 Audited Financials) included in the 2008 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals), considered necessary for a fair statement have been included. The financial condition as of and the operating results for the three months ended March 31, 2009 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2009.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Reclassifications

During the third quarter of 2008, on a retrospective basis, we reclassified our investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in our Statements of Condition and Operations based on the definition of a debt security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This reclassification had no effect on total assets, net interest income, or net income. The effect of this reclassification on our Statement of Operations for the three months ended March 31, 2008 was $14.0 million moving from interest income on interest-bearing deposits to interest income on held-to-maturity securities.

Adoptions of Accounting Principles and Recently Issued Accounting Standards and Interpretations

FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2)

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) by one year (January 1, 2009 for the Seattle Bank) for non-financial assets and liabilities, except for items that are recognized or disclosed in the financial statements on a recurring basis. Application of SFAS 157 as of January 1, 2009 to our non-financial assets and liabilities, which consist primarily of real-estate owned, did not have a significant effect on our financial condition, results of operations, or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161)

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Seattle Bank). Our adoption of SFAS 161 as of January 1, 2009 resulted in additional financial statement disclosures (see Note 7) but did not impact our results of operations, financial condition, or cash flows.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS

115-2)

On April 9, 2009, the FASB issued FSP FAS 115-2, which is intended to provide greater clarity to investors about the credit and noncredit components of other-than-temporary impairments (OTTI) of debt securities and to more effectively communicate when an OTTI event has occurred. FSP FAS 115-2 amends the OTTI guidance in GAAP for debt securities to make the guidance more operational, improves the presentation and disclosure of OTTI on debt and equity securities, and changes the calculation for the amount of OTTI recognized in earnings in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. For debt securities where the fair value of a security is less than its amortized cost basis, FSP FAS 115-2 requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before the security’s anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized in the statement of income for the difference between the fair value of the debt security and its amortized cost basis.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its amortized cost basis (i.e., the previous amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income and is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the statement of income with an offset for the portion of the total OTTI that is recognized in other comprehensive income. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

We adopted FSP FAS 115-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 as a change in accounting principle. We recognized the $293.4 million cumulative effect of initially applying FSP FAS 115-2 as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Had we elected not to early adopt FSP FAS 115-2, we would have recognized the entire first quarter 2009 OTTI amount of $895.2 million in net loss. The adoption of FSP FAS 115-2 also increased financial statement disclosures (see Note 2).

FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4)

On April 9, 2009, the FASB issued FSP FAS 157-4, which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance for estimating the fair value of an asset or liability (financial and non-financial) when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP FAS 157-4 for the quarter ended March 31, 2009, and adoption did not have a material impact on our financial condition, results of operations, or cash flows.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted FSP FAS 107-1 and APB 28-1 for the quarter ended March 31, 2009, with no effect on our financial condition, results of operations, cash flows, or existing interim disclosures.

Note 2.	Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Notes 1 and 5 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Major Security Types

The following tables summarize our held-to-maturity securities as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
Held-to-Maturity Securities	Amortized Cost Basis (1)	OTTI Recognized in Other Comprehensive Loss	Carrying Value (2)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
(in thousands)
Certificates of deposit (3)	$2,377,000		$2,377,000	$229	$(1)	$2,377,228
Other U.S. agency obligations (4)	60,311		60,311	835	(64)	61,082
Government-sponsored enterprises (5)	678,895		678,895	60,201		739,096
State or local housing agency obligations	5,560		5,560		(3)	5,557
Other (6)	1,100,000		1,100,000	301		1,100,301

Subtotal	4,221,766		4,221,766	61,566	(68)	4,283,264

Residential Mortgage-Backed Securities
Government-sponsored enterprises (5)	2,079,031		2,079,031	22,364	(11,638)	2,089,757
Other U.S. agency obligations (4)	4,629		4,629	43		4,672
Private-label	5,568,779	(1,102,296)	4,466,483		(1,373,940)	3,092,543

Subtotal	7,652,439	(1,102,296)	6,550,143	22,407	(1,385,578)	5,186,972

Total	$11,874,205	$(1,102,296)	$10,771,909	$83,973	$(1,385,646)	$9,470,236

		As of December 31, 2008
Held-to-Maturity Securities		Amortized Cost Basis	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations (4)		$64,164	$64,164	$876	$(68)	$64,972
Government-sponsored enterprises (5)		875,604	875,604	62,480		938,084
State or local housing agency obligations		5,700	5,700	1		5,701
Other (6)		1,250,000	1,250,000	1,118		1,251,118

Subtotal		2,195,468	2,195,468	64,475	(68)	2,259,875

Residential Mortgage-Backed Securities
Government-sponsored enterprises (5)		1,997,942	1,997,942	12,855	(24,074)	1,986,723
Other U.S. agency obligations (4)		4,759	4,759	10	(19)	4,750
Private-label		5,586,722	5,586,722		(1,980,873)	3,605,849

Subtotal		7,589,423	7,589,423	12,865	(2,004,966)	5,597,322

Total		$9,784,891	$9,784,891	$77,340	$(2,005,034)	$7,857,197

(1)

In accordance with FSP FAS 115-2, the amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and previous other-than-temporary impairments recognized in earnings (less any cumulative-effect adjustments recognized).

(2)

In accordance with FSP FAS 115-2, effective January 1, 2009, the carrying value of held-to-maturity securities represents amortized cost after adjustment for any non-credit related impairment (including subsequent accretion) recognized in other comprehensive loss.

(3)	Consists of certificates of deposit that meet the definition of a security under SFAS 115.
(4)	Primarily consists of Government National Mortgage Association (Ginnie Mae), or Small Business Association (SBA) investment pools.
(5)	Primarily consists of debt securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), or Tennessee Valley Authority (TVA).
(6)	Consists of promissory notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

As of March 31, 2009 and December 31, 2008, we held $2.0 billion and $938.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board of Directors (Board). See Note 10 for additional information concerning these related parties.

Our investment in mortgage-backed securities represented 219.3% and 282.4% of our regulatory capital as of March 31, 2009 and December 31, 2008.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Certificates of deposit	$936,999	$(1)	$		$		$936,999	$(1)
Other U.S. agency obligations (1)	7,978	(64)					7,978	(64)
State or local housing agency obligations	377	(3)					377	(3)

Subtotal	945,354	(68)					945,354	(68)

Residential Mortgage-Backed Securities
Government-sponsored enterprises (2)	439,951	(10,088)		176,361		(1,550)	616,312	(11,638)
Temporarily impaired private-label	348,146	(200,611)		2,165,171		(1,173,329)	2,513,317	(1,373,940)
Other-than-temporarily impaired private-label				579,226		(1,102,296)	579,226	(1,102,296)

Subtotal	788,097	(210,699)		2,920,758		(2,277,175)	3,708,855	(2,487,874)

Total	$1,733,451	$(210,767)		$2,920,758		$(2,277,175)	$4,654,209	$(2,487,942)

	As of December 31, 2008
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations (1)	$8,107	$(68)	$		$		$8,107	$(68)

Subtotal	8,107	(68)					8,107	(68)

Residential Mortgage-Backed Securities
Other U.S. agency obligations (1)	4,118	(19)					4,118	(19)
Government-sponsored enterprises (2)	536,268	(15,380)		429,243		(8,694)	965,511	(24,074)
Private-label	1,045,671	(219,697)		2,401,023		(1,761,176)	3,446,694	(1,980,873)

Subtotal	1,586,057	(235,096)		2,830,266		(1,769,870)	4,416,323	(2,004,966)

Total	$1,594,164	$(235,164)		$2,830,266		$(1,769,870)	$4,424,430	$(2,005,034)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of March 31, 2009, 184 of our investment positions had gross unrealized losses totaling $2.5 billion, with the total estimated fair value of these positions approximating 79.3% of their carrying value. Of these 184 positions, 150 positions had gross unrealized losses for at least 12 months. As of December 31, 2008, 186 of our investment positions had gross unrealized losses totaling $2.0 billion, with the total estimated fair value of these positions approximating 68.8% of their carrying value. Of these 186 positions, 127 positions had gross unrealized losses for at least 12 months.

Investments in government-sponsored enterprise securities, specifically debentures issued by Fannie Mae and Freddie Mac, were additionally affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. The Housing and Economic Recovery Act of 2008 (Housing Act) contains provisions allowing the U.S. Department of Treasury (U.S. Treasury) to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac had been placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency is managing Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.

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

•

Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of March 31, 2009, the Seattle Bank held $3.6 million in investments with unrealized losses of $2.4 million that had been credit-enhanced by a monoline insurer, MBIA. Although we expect the insurer to be able to meet its contractual obligations, we have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. The Seattle Bank does not anticipate investing in any material amount of securities where the primary credit protection is provided by monoline insurers for the foreseeable future.

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), at their respective purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization. The following tables summarize the carrying value of our long-term held-to-maturity investments by credit rating as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$725,579	$		$		$	$	$13,627	$739,206
State or local housing investments	380		5,180						5,560
Residential mortgage-backed securities
Government-sponsored enterprise	2,083,660								2,083,660
Private-label	2,904,002		96,621		93,483	338,799	1,033,578		4,466,483

Total long-term investment securities	$5,713,621		$101,801		$93,483	$338,799	$1,033,578	$13,627	$7,294,909

						As of March 31, 2009
Long-Term Investments below Investment Grade						BB	B	CCC	Total
(in thousands)
Private-label residential mortgage-backed securities						$357,943	$305,947	$369,688	$1,033,578

Total securities below investment grade						$357,943	$305,947	$369,688	$1,033,578

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	CCC	Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$	$	$13,997	$939,768
State or local housing investments	380		5,320						5,700
Residential mortgage-backed securities
Government-sponsored enterprise	2,002,701								2,002,701
Private-label	5,470,426		56,779		38,905	17,694	2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905	$17,694	$2,918	$13,997	$8,534,891

The following table summarizes the unpaid principal balance of our private-label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of March 31, 2009. The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before the investments incur a loss.

	As of March 31, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement
(in thousands except percentages)
Prime
AAA
2004 and earlier	$1,180,085	$1,176,681	$1,176,681	$(79,810)	6.58

Total prime	$1,180,085	$1,176,681	$1,176,681	$(79,810)	6.58

Alt-A
AAA
2004 and earlier	$615,249	$613,804	$613,804	$(110,704)	6.25
2005	46,700	46,726	46,726	(19,656)	22.21
2007	471,046	468,255	313,750	(302,324)	45.86
2008	753,392	753,041	753,041	(349,821)	34.93
AA
2004 and earlier	8,031	8,031	8,031	(3,871)	28.94
2005	48,101	48,097	48,097	(32,221)	46.74
2007	40,493	40,493	40,493	(24,090)	39.94
A
2004 and earlier	2,558	2,553	2,553	(1,646)	100.00
2005	7,948	7,948	7,948	(4,457)	32.35
2007	82,982	82,982	82,982	(50,960)	43.82
BBB
2005	70,516	70,552	70,552	(43,551)	46.50
2006	85,123	85,123	85,123	(47,205)	51.09
2007	183,193	183,124	183,124	(115,941)	40.66
BB
2005	16,895	16,895	16,895	(9,719)	27.31
2006	248,632	239,748	110,774	(152,052)	45.44
2007	444,743	441,615	230,274	(299,874)	41.97
B
2004 and earlier	1,070	1,071	1,071	(720)	100.00
2005	49,447	49,436	18,932	(30,503)	42.68
2006	322,613	306,571	179,905	(189,329)	46.24
2007	263,285	254,820	106,039	(169,600)	40.98
CCC
2005	49,244	45,916	32,223	(25,335)	29.99
2006	351,183	346,173	247,402	(223,785)	46.14
2007	308,935	279,124	90,063	(189,062)	17.09

Total Alt-A	$4,471,379	$4,392,098	$3,289,802	$(2,396,426)	35.21

Total	$5,651,464	$5,568,779	$4,466,483	$(2,476,236)	29.23

Other-Than-Temporary Impairment Assessment

We evaluate our individual held-to-maturity investments for OTTI on at least a quarterly basis. We use indicators, or screens, to determine which impaired, individual securities require additional quantitative evaluation using detailed cash flow analysis. These screens consider numerous factors, which include, but are not limited to, the credit rating; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees; the type of underlying collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as on the market and economic environment at the time of our assessment. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost and its fair value as of the statement of condition date. If neither condition is met, we consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss, which is recorded in current earnings. The portion of an other-than-temporary impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

We determined that for GSE residential mortgage-backed securities, the strength of the issuers’ guarantees through direct obligations or U.S. government support is sufficient to protect us from losses based on current information. Further it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on GSE residential mortgage-backed securities are temporary as of March 31, 2009.

Private-label mortgage-backed securities identified as at risk of OTTI are subjected to a detailed cash flow analysis to determine the projected future cash flows that are more likely than not to be collected. Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for private-label mortgage-backed securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. At-risk securities are evaluated by estimating projected cash that an FHLBank is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and future interest rates, to determine whether the FHLBank will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes, which are based on an assessment of the housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the FHLBanks, including the Seattle Bank, modified certain assumptions in their cash flow analyses to reflect more adverse loss severities and more moderate rates of housing price recovery than the FHLBanks used in their analyses as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by each FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a cash flow analysis, an FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, the impairment is considered temporary.

In accordance with Finance Agency guidance, we contracted with the FHLBank of San Francisco to provide the key modeling assumptions and cash flow analyses for certain of our private-label mortgage-backed securities. Because such assumptions are material to the determination of OTTI, we also established and performed procedures to review the documentation, assumptions, and cash flow analyses provided by the FHLBank of San Francisco in order to ensure such assumptions are reasonable. We employ the third-party risk model and a third-party loan data source specified by Finance Agency guidance to project the lifetime cash flows that would be passed through to us from our at-risk securities.

As a result of our OTTI evaluation as of March 31, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain private-label mortgage-backed securities. These securities included nine securities that we identified as other-than-temporarily impaired in 2008 and 15 securities that were identified as other-than-temporarily impaired in the first quarter of 2009. As a result of their continued credit deterioration, additional impairments of $42.4 million related to credit loss and $30.5 million related to all other factors were recorded for the three months ended March 31, 2009 on the nine previously impaired private-label mortgage-backed securities. For the newly identified private-label mortgage-backed securities with OTTI, we recorded impairments of $29.3 million related to credit losses and $793.0 million related to all other factors. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities prior to recovery.

In accordance with FSP FAS 115-2, for the three months ended March 31, 2009, we recognized OTTI charges of $71.7 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statement of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $823.5 million related to non-credit losses, which are reported in our Statement of Condition in accumulated other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.” The OTTI recognized in accumulated other comprehensive loss will be accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings.

The following table summarizes key information as of March 31, 2009 on the private-label securities on which we recorded OTTI during the first quarter of 2009.

	As of March 31, 2009				For the Three Months Ended March 31, 2009
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total OTTI Loss
(in thousands)
Alt-A private-label mortgage-backed securities	$1,758,993	$1,681,522	$(1,102,296)	$579,226	$(71,668)	$(823,527)	$(895,195)

Key inputs and assumptions used to measure the amount of credit loss related to private-label mortgage-backed securities include, among other things, prepayments, default rates, and loss severity. To discount expected cash flows, we use the interest rate in effect prior to other-than-temporary impairment.

The following table summarizes the credit loss components of our OTTI charges recognized in earnings for the three months ended March 31, 2009.

Credit Loss Component of Other-Than-Temporary Impairment Losses	For the Three Months Ended March 31, 2009
(in thousands)
Balance, January 1, 2009 (1)	$8,693
Additions
Credit losses on securities for which OTTI was not previously recognized	29,234
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	42,434

Balance, March 31, 2009	$80,361

(1)

We adopted FSP FAS 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our retained earnings at January 1, 2009, with a corresponding adjustment to other comprehensive loss. This amount represents credit losses remaining in retained earnings related to the adoption of FSP FAS 115-2.

The remaining portion of our held-to-maturity security portfolio has experienced unrealized losses and a decrease in fair value due to market volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as we expect to recover the entire amortized cost basis of the remaining held-to-maturity securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell these securities before the anticipated recovery of their amortized cost basis.

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of held-to-maturity securities by contractual maturity as of March 31, 2009 and December 31, 2008 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2009			As of December 31, 2008
Year of Maturity	Amortized Cost Basis	Carrying Value	Estimated Fair Value	Amortized Cost Basis	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Due in one year or less	$3,560,353	$3,560,353	$3,561,058	$1,524,889	$1,527,528
Due after one year through five years	619,860	619,860	680,426	628,059	689,602
Due after five years through 10 years	4,924	4,924	4,941	4,622	4,636
Due after 10 years	36,629	36,629	36,839	37,898	38,109

Subtotal	4,221,766	4,221,766	4,283,264	2,195,468	2,259,875

Mortgage-Backed Securities	7,652,439	6,550,143	5,186,972	7,589,423	5,597,322

Total	$11,874,205	$10,771,909	$9,470,236	$9,784,891	$7,857,197

The amortized cost of our mortgage-backed securities classified as held-to-maturity includes net discounts of $1.2 billion and $23.0 million as of March 31, 2009 and December 31, 2008.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of March 31, 2009, we did not have any securities pledged as collateral to broker-dealers that they cannot sell or repledge.

Note 3.	Advances

For accounting policies and additional information concerning advances, see Note 6 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K as well as Note 11 in this report.

Redemption Terms

We had advances outstanding at interest rates ranging from 0.20% to 8.62% as of March 31, 2009 and from 0.13% to 8.62% as of December 31, 2008. Our interest rates on our AHP advances ranged from 2.80% to 5.99% as of March 31, 2009 and December 31, 2008.

The following table summarizes the amount and weighted-average interest rate of our advances by term-to-maturity as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$19,777,475	1.96	$24,014,584	2.65
Due after one year through two years	3,798,963	2.76	4,540,058	3.34
Due after two years through three years	2,076,538	3.34	1,679,058	3.83
Due after three years through four years	1,542,572	3.39	1,440,120	3.89
Due after four years through five years	828,311	3.24	1,353,482	3.32
Thereafter	3,251,513	4.40	3,268,677	4.41

Total par value	31,275,372	2.51	36,295,979	3.02

Commitment fees	(765)		(803)
Discount on AHP advances	(114)		(126)
Discount on advances	(4,963)		(5,030)
SFAS 133 hedging adjustments	578,865		653,831

Total	$31,848,395		$36,943,851

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee is required by regulation and is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.”

We offer putable advances, on which we have a right to terminate at par at our discretion on specific dates, and callable advances, on which our borrower has the right to terminate at par at its discretion on specific dates. We had putable advances outstanding of $4.4 billion as of March 31, 2009 and December 31, 2008. We had no callable advances outstanding as of either March 31, 2009 or December 31, 2008. We also offer convertible advances, or advances that initially are variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We have the option on specified dates to cancel the convertible advance with the borrower. We had convertible advances of $370.0 million outstanding as of March 31, 2009 and December 31, 2008.

Interest-Rate Payment Terms

The following table summarizes advances by interest-rate payment terms as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed-interest rate	$23,618,986	75.5	$24,844,273	68.5
Variable-interest rate	7,286,386	23.3	11,081,706	30.5
Floating-to-fixed convertible rate	370,000	1.2	370,000	1.0

Total par value	$31,275,372	100.0	$36,295,979	100.0

Credit Risk

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions may experience financial difficulties, including failure, and our credit protection may not be sufficient to protect our security interest. For example, the number of borrowers on our internal credit watch list has trended sharply upward over the past year, generally as a result of increases in non-performing assets and the need for additional capital. Further, in the three months ended March 31, 2009, two of our member institutions failed (three additional member institutions failed subsequent to March 31, 2009, and prior to these unaudited financial statements and condensed notes). All outstanding advances to these members were collateralized and were prepaid by the acquiring institution or the FDIC.

We protect against credit risk on advances by requiring collateral on all advances we fund and may also request additional or substitute collateral during the life of an advance to protect our security interest. As of March 31, 2009 and December 31, 2008, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. As a result, we do not expect to incur any credit losses on our advances.

We believe that we have policies and procedures in place to appropriately manage credit risk on advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member’s financial condition. The physical possession collateral arrangement reduces our credit risk and allows us to continue lending to members whose financial condition may have weakened. We continue to monitor collateral and credit-worthiness of our members. Accordingly, we have not provided any allowances for losses on advances.

Concentration Risk

As of March 31, 2009, five borrowers held 70.6% of the par value of our outstanding advances, with two borrowers holding 55.5% (JPMorgan Chase Bank N.A., formerly Washington Mutual Bank, F.S.B., with 34.2% and Bank of America Oregon, N.A. with 21.3%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other member institutions held advances in excess of 10% of our total advances outstanding as of March 31, 2009 or December 31, 2008.

Although the long-term impact of the BofA/Merrill Lynch merger on membership and advance levels is unknown at this time, Merrill Lynch prepaid its $2.9 billion of outstanding advances during March 2009 and had no outstanding advances as of March 31, 2009. Further, we expect that advance volumes and associated advance interest income that began to decline in the fourth quarter of 2008 will be further negatively impacted as a result of the acquisition of our formerly largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank N.A., a non-member institution. The majority of this former member’s advances mature during 2009 and it is unknown whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the ability of our members to issue FDIC-insured unsecured debt under the TLGP, as well as expanded lending activities by the Federal Reserve, may also adversely impact demand for our advances.

Note 4.	Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

As of March 31, 2009 and December 31, 2008, 87.1% and 87.0% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of March 31, 2009 and December 31, 2008.

The following table summarizes information on our mortgage loans held for portfolio as of March 31, 2009 and December 31, 2008.

Mortgage Loans Held for Portfolio	As of March 31, 2009	As of December 31, 2008
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family mortgage loans	$695,746	$732,644
Fixed interest-rate, long-term*, single-family mortgage loans	4,195,089	4,345,197

Total loan principal	4,890,835	5,077,841
Premiums	36,211	40,823
Discounts	(28,160)	(31,341)

Total	$4,898,886	$5,087,323

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

We have never experienced a credit loss and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the Mortgage Purchase Program (MPP), we previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $4.9 billion and $5.1 billion as of March 31, 2009 and December 31, 2008, which was comprised of $4.7 billion and $4.9 billion in conventional mortgage loans and $197.1 million and $205.4 million in government-insured mortgage loans. The conventional mortgage loans were credit-enhanced at the time of purchase by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and, prior to April 25, 2008, supplemental mortgage insurance. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

We conduct a loss reserve analysis on a quarterly basis and have determined that, based on our analysis of our mortgage loan portfolio as of March 31, 2009, the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses, that an allowance for credit loss is unnecessary, and that we have the policies and procedures in place to appropriately manage this credit risk.

Credit Risk

The following table presents our mortgage loans past due 90 days or more or in foreclosure and still accruing interest, as a percentage of par, as of March 31, 2009 and December 31, 2008.

Mortgage Loans 90-Days Delinquent or in Foreclosure	As of March 31, 2009	As of December 31, 2008
(in thousands, except percentages)
Total conventional mortgage loan delinquencies, at par	$12,620	$8,898
Total conventional mortgage loans outstanding, at par	4,693,705	4,872,474
Percent of delinquent conventional mortgage loans	0.27%	0.18%
Percent of conventional mortgage loans in foreclosure	0.11%	0.08%
Total government-insured mortgage loan delinquencies, at par	$30,067	$27,540
Total government-insured mortgage loans outstanding, at par	197,130	205,367
Percent of delinquent government-insured mortgage loans	15.3%	13.4%

As of March 31, 2009, we had no real-estate owned. As of December 31, 2008, the Seattle Bank had one mortgage loan totaling $126,000 classified as real-estate owned.

Note 5.	Consolidated Obligations

For accounting policies and additional information concerning consolidated obligations, see Note 11 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature.

The following table summarizes the book value, net of discounts and concessions, par value, and weighted-average interest rate for our consolidated obligation discount notes as of March 31, 2009 and December 31, 2008.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted- Average Interest Rate*
(in thousands, except interest rates)
As of March 31, 2009	$22,023,488	$22,066,052	0.67

As of December 31, 2008	$15,878,281	$15,899,022	1.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Contractual Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$16,738,835	1.74	$22,821,835	3.01
Due after one year through two years	1,510,985	3.97	1,904,000	3.84
Due after two years through three years	1,859,310	4.28	2,176,535	4.27
Due after three years through four years	2,866,500	4.54	2,609,000	4.96
Due after four years through five years	2,249,000	3.91	2,598,000	4.25
Thereafter	5,862,940	5.10	6,028,195	5.40

Total par value	31,087,570	3.05	38,137,565	3.72
Premiums	14,524		15,800
Discounts	(28,516)		(29,981)
SFAS 133 hedging adjustments	383,886		467,015

Total	$31,457,464		$38,590,399

The amounts in the above table reflect certain consolidated obligation bond transfers from and to other FHLBanks as of March 31, 2009 and December 31, 2008. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor. The following table summarizes our consolidated obligation bond transfers from and to other FHLBanks as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Other FHLBanks’ Consolidated Obligations	Par Value	Net (Discount) Premium	Par Value	Net (Discount) Premium
(in thousands)
Transfers In
FHLBank of Chicago	$1,074,000	$(19,602)	$1,074,000	$(19,602)

Total	$1,074,000	$(19,602)	$1,074,000	$(19,602)

Transfers Out
FHLBank of San Francisco	$145,000	$94	$145,000	$94
FHLBank of Dallas	135,880	620	135,880	620

Total	$280,880	$714	$280,880	$714

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of March 31, 2009 and December 31, 2008.

Par Value of Consolidated Obligation Bonds	As of March 31, 2009	As of December 31, 2008
(in thousands)
Non-callable and non-putable	$24,363,570	$29,609,310
Callable	6,724,000	8,528,255

Total par value	$31,087,570	$38,137,565

The following table summarizes the par value of consolidated obligation bonds outstanding by year of contractual maturity or next call date as of March 31, 2009 and December 31, 2008.

Contractual Maturity or Next Call Date	As of March 31, 2009	As of December 31, 2008
(in thousands)
Due in one year or less	$22,267,835	$29,220,090
Due after one year through two years	2,115,985	2,174,000
Due after two years through three years	1,019,310	1,036,535
Due after three years through four years	1,411,500	1,234,000
Due after four years through five years	1,118,000	1,217,000
Thereafter	3,154,940	3,255,940

Total par value	$31,087,570	$38,137,565

Interest-Rate Payment Terms

The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of March 31, 2009 and December 31, 2008.

Interest-Rate Payment Terms	As of March 31, 2009	As of December 31, 2008
(in thousands)
Fixed interest rate	$25,123,570	$24,856,565
Step-up interest rate	50,000	50,000
Variable interest rate	5,894,000	13,171,000
Range interest rate	20,000	60,000

Total par value	$31,087,570	$38,137,565

Note 6.	Capital

For accounting policies and additional information concerning capital, including applicable regulatory capital requirements, see Note 14 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Capital Requirements

As of March 31, 2009 and December 31, 2008, due to increases in the market-risk and credit-risk components of our risk-based capital, we were out of compliance with our risk-based capital requirement. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. The following table shows our statutory and regulatory capital requirements compared to our actual position.

	As of March 31, 2009		As of December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$3,295,374	$2,828,650	$2,707,000	$2,547,811
Total capital-to-assets ratio	4.00%	5.24%	4.00%	4.60%
Total regulatory capital*	$2,277,897	$2,986,799	$2,334,468	$2,687,140
Leverage capital-to-assets ratio	5.00%	7.73%	5.00%	6.79%
Leverage capital	$2,847,371	$4,401,124	$2,918,085	$3,961,046

*

Total regulatory capital is defined as the sum of permanent capital, the amounts paid for Class A capital stock, any general allowance for losses and any other amount from sources available to absorb losses that the Finance Agency has determined to be appropriate to include in determining total capital. Total regulatory capital also includes mandatorily redeemable capital stock. Permanent capital is defined as retained earnings and Class B capital stock.

The increase in our risk-based capital requirement as of March 31, 2009, compared to December 31, 2008, primarily reflects the increased market-risk capital required as a result of the declining values of our private-label mortgage-backed securities and the increased credit-risk capital required as a result of credit rating downgrades on a significant number of our private-label mortgage-backed securities during the first quarter of 2009.

Mandatorily Redeemable Capital Stock

As of March 31, 2009 and December 31, 2008, 31 and 27 members and former members had requested redemptions of $897.2 million and $896.4 million in Class B capital stock, which is subject to mandatory redemption with a five-year waiting period from the time of the request and $23.7 million and $21.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period from the time of the request (assuming we would meet all capital requirements following the redemption). These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition. Although we reported a risk-based capital deficiency as of December 31, 2008, a subsequent increase in market values on our private-label mortgage-backed securities corrected our risk-based capital deficiency as of January 31, 2009, and in February 2009, we redeemed $669,000 in Class B capital stock from a former member following the five-year redemption period. Subsequent increases in the market-risk and credit-risk components of our risk-based capital resulted in a risk-based capital deficiency as of March 31, 2009, and we are currently unable to redeem capital stock and do not know when we will be able to redeem capital stock in the future.

Dividends

Generally, under the Seattle Bank’s Capital Plan (Capital Plan), our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. Due to our risk-based capital deficiency, we are currently precluded from declaring or paying dividends. In addition, to meet the Finance Board’s conditions for the acceptance of our business plan following execution of a written agreement with the Finance Board in December 2004, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Finance Agency. In April 2008, the Finance Board notified the Seattle Bank of its decision to allow resumption of quarterly dividends provided that dividend payments did not exceed 75% of year-to-date net income calculated in accordance with GAAP. The dividend limitations will remain in effect until we receive written approval from the Finance Agency removing such limitations. There can be no assurance of when or if the Finance Agency will allow us to resume dividend payments or if or when our Board would declare dividends in the future.

For additional information on dividends, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” of our 2008 annual report on Form 10-K.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $1.1 billion as of March 31, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of FSP FAS 115-2 as of January 1, 2009, we recognized the $293.4 million cumulative effect of initially applying FSP FAS 115-2 as an increase to our retained earnings as of January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. In addition, for the three months ended March 31, 2009, we recognized total OTTI charges of $895.2 million on our private-label mortgage-backed securities, of which $823.5 million were related to non-credit losses, and which are reported in our Statement of Condition in other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.”

Capital Concentration

As of March 31, 2009, two members, Bank of America Oregon, N.A. and Merrill Lynch Bank USA, and one non-member, JPMorgan Chase Bank N.A. (formerly Washington Mutual Bank, F.S.B.) collectively held 49.3% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2008, one member and one former member, Merrill Lynch Bank USA and JPMorgan Chase Bank N.A. held 40.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. No other member held more than 10% of our outstanding capital stock, including mandatorily redeemable capital stock, as of these dates. See Note 10 for additional information.

Note 7.	Derivatives and Hedging Activities

Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted. We recognize derivatives on the Statement of Condition at their fair values, including net cash collateral and accrued interest from counterparties. In accordance with SFAS 133, we designate each derivative as one of the following:

(i)	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

(ii)	a non-qualifying hedge of an asset or liability for asset/liability management purposes (an economic hedge); or

(iii)	a non-qualifying hedge of another derivative that is used to offset other derivatives with non-member counterparties (an intermediary hedge).

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in our Statement of Operations within other loss as “net (loss) gain on derivatives and hedging activities.” For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in “net (loss) gain on derivatives and hedging activities.”

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but that is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in the fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other loss as “net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such standalone derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the Statement of Cash Flows.

In addition to the disclosures provided herein, see Note 8 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K for additional information concerning our derivatives and hedging activities.

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency policy, we enter into interest-rate exchange agreements (derivatives) only to reduce the interest-rate exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

We generally use derivatives to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•

reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond (structured funding);

•

preserve an interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of expected lives of certain assets (e.g., mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	enhance our overall asset/liability management.

Types of Interest-Rate Exchange Agreements

Our risk management policy establishes guidelines for the use of derivatives, including the amount of exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting under SFAS 133 (i.e., economic hedges). We use the following types of derivatives in our interest-rate risk management.

Interest-Rate Swaps

An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount based on a variable interest-rate index for the same period of time. The variable interest-rate index in most of our interest-rate exchange agreements is the London Interbank Offered Rate (LIBOR).

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

Interest-Rate Caps and Floors

In an interest-rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (floor) price. We use caps in conjunction with liabilities and floors in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable interest-rate asset or liability rising above or falling below a certain level.

Interest-rate swaps are generally used to manage interest-rate exposures and swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.

Types of Hedged Items

We incur interest-rate risk on advances, mortgage loans held for portfolio, investments, consolidated obligations, and intermediary positions.

Advances

We offer a wide variety of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and/or option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with an interest-rate exchange agreement with terms offsetting the advance’s terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge under SFAS 133.

When issuing a convertible advance, we purchase an option from a member that allows us to convert the advance from a fixed interest rate to a variable interest rate or to terminate on a specified date(s). The initial interest rate on a convertible advance is lower than a comparable maturity fixed interest-rate advance that does not have the conversion feature. When we make a putable advance, we effectively purchase a put option from the member, allowing us the right to terminate the advance at our discretion. We generally hedge a putable advance by entering into a cancelable interest-rate exchange agreement where we pay a fixed interest rate and receive a variable interest rate based on a market index, typically LIBOR. The swap counterparty can cancel the interest-rate exchange agreement on the put dates, which would normally occur in a rising interest-rate environment, at which time we would generally terminate the advance. This type of hedge is accounted for as a fair value hedge under SFAS 133.

We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate. When we make a capped advance, we typically purchase an offsetting interest-rate cap from a broker. This type of hedge is accounted for as a fair value hedge under SFAS 133.

We may hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

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

Investments

We currently invest in U.S. agency and GSE mortgage-backed securities, U.S. agency and GSE obligations, TLGP securities, and the taxable portion of state or local housing finance agency securities, which are classified as held-to-maturity securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. Derivatives used to manage these risks are considered freestanding pursuant to SFAS 133.

Consolidated Obligations

We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges under SFAS 133. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

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

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to our interest-rate exchange agreement. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of these risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Seattle Bank to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the derivatives, the item(s) being hedged, and any offsets between the two.

Our maximum counterparty credit risk equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. As of March 31, 2009 and December 31, 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $37.8 million and $32.0 million. In determining maximum credit risk, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. Our maximum credit risk as of March 31, 2009 and December 31, 2008 include $20.4 million and $11.0 million of net accrued interest receivable. We held no cash collateral from our counterparties as of March 31, 2009 or December 31, 2008. We held investment-grade securities from our counterparties with a fair value of $20.8 million and $9.0 million, which are not included in our derivative asset or liability balances as of March 31, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require Federal Home Loan Bank System (FHLBank System) debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the interest-rate exchange agreements could request immediate and ongoing full overnight collateralization on derivatives in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2009 was $301.1 million, for which we have posted collateral of $37.6 million in the normal course of business. If the Seattle Bank’s individual credit rating was lowered by one rating level, we would not have been required to deliver any additional collateral to our derivative counterparties as of March 31, 2009. Our credit rating has not changed since 2008.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$39,939,698	$353,071	$(616,724)
Interest-rate caps or floors	45,000	3

Total derivatives designated as hedging instruments under SFAS 133	39,984,698	353,074	(616,724)
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	718,700	17,792	(17,498)
Interest-rate caps or floors	240,000	22

Total derivatives not designated as hedging instruments under SFAS 133	958,700	17,814	(17,498)

Total derivatives before netting and collateral adjustments	$40,943,398	$370,888	$(634,222)

Netting adjustments (1)		(333,057)	333,057
Cash collateral and related accrued interest			37,582

Total derivatives before netting and collateral adjustments		(333,057)	370,639

Derivative assets and derivative liabilities as reported on the Statement of Condition		$37,831	$(263,583)

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$29,604,444	$390,117	$(675,723)
Interest-rate caps or floors	65,000	19

Total derivatives designated as hedging instruments under SFAS 133	29,669,444	390,136	(675,723)
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	716,000	18,992	(18,469)
Interest-rate caps or floors	260,000	206

Total derivatives not designated as hedging instruments under SFAS 133	976,000	19,198	(18,469)

Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$(694,192)

Netting adjustments (1)		(377,350)	377,350
Cash collateral and related accrued interest			81,425

Total derivatives before netting and collateral adjustments		(377,350)	458,775

Derivative assets and derivative liabilities as reported on the Statement of Condition		$31,984	$(235,417)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the Statement of Operations for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Components of Net (Loss) Gain on Derivatives and Hedging Activities	2009	2008
(in thousands)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest-rate swaps	$(2,869)	$2,603

Total net (loss) gain related to fair value hedge ineffectiveness	(2,869)	2,603
Derivatives not designated as hedging instruments under SFAS 133
Economic hedges
Interest-rate swaps	2	(10)
Interest-rate swaptions		1,629
Interest-rate caps or floors	(184)	1,259
Net interest settlements	128	522
Intermediary transactions
Interest-rate swaps	(18)	(2)

Total net (loss) gain related to derivatives not designated as hedging instruments under SFAS 133	(72)	3,398

Net (loss) gain on derivatives and hedging activities	$(2,941)	$6,001

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
(in thousands)
Advances	$4,282	$(8,445)	$(4,163)	$(55,491)
Consolidated obligation bonds	(58,897)	58,843	(54)	58,102
Consolidated obligation discount notes	(6,878)	8,226	1,348	3,931

Total	$(61,493)	$58,624	$(2,869)	$6,542

	Three Months Ended March 31, 2008
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(15,413)	$16,723	$1,310	$(2,416)
Consolidated obligation bonds	128,956	(127,663)	1,293	28,494

Total	$113,543	$(110,940)	$2,603	$26,078

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 8.	Employee Retirement Plans

For accounting policies and additional information concerning employee retirement plans, see Note 15 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

The Seattle Bank offers to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP) defined-benefit pension plans.

The net periodic pension cost for the defined benefit plans were as follows for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
Net Periodic Pension Cost for the Retirement BEP and SERP	2009	2008
(in thousands)
Service costs	$80	$78
Interest costs	73	69
Amortization of prior service cost	39

Net periodic pension cost	$192	$147

Note 9.	Estimated Fair Value

For accounting policies and additional information concerning estimated fair values, see Note 16 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Financial Asset and Financial Liability Valuation Methodologies

Outlined below are the valuation methodologies for our financial assets and financial liabilities.

Cash and Due From Banks

The estimated fair value approximates the recorded carrying value.

Federal Funds Sold

The estimated fair value of overnight Federal funds sold approximates the recorded carrying value. The estimated fair value of term Federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Held-to-Maturity Securities

We use prices from independent pricing services (such as Reuters) and, to a lesser extent, non-binding dealer quotes, to determine the fair values of substantially all of our held-to-maturity securities, for disclosure and non-recurring fair value measurements. For fair values based on prices from independent pricing services, we generally receive two prices. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. We have gained an understanding of the information used by these third party pricing sources to develop these estimated values.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments are indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO®, geographical information, etc.), other broker indications, pricing trends, as well as our independent knowledge of the security’s collateral characteristics (e.g. geographical information, delinquencies, foreclosures and real-estate owned).

Securities Sold Under Agreements to Repurchase and Securities Purchased Under Agreements to Resell

The fair value of overnight agreements approximates the recorded carrying value. The estimated fair value for agreements with terms to maturity in excess of one day is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for agreements with similar terms.

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

Accrued Interest Receivable and Payable

The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities

We base the estimated fair values of interest-rate exchange agreements on instruments with similar terms or available market prices excluding accrued interest receivable and payable. However, active markets do not exist for certain types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. Changes in judgment often have a material effect on the fair value estimates. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes.

We are subject to credit risk on derivatives due to nonperformance by the derivatives counterparties. To mitigate this risk, we enter into master netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, we enter into bilateral security exchange agreements with all our derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to long-term counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. We have evaluated the potential for the fair value of the instruments to be impacted by counterparty nonperformance risk, including credit risk, and have determined that no adjustments were significant or necessary to our overall fair value measurements. The fair values are netted by counterparty where such legal right exists and offset against amounts recognized for collateral arrangements related to that counterparty. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Deposits

We determine the estimated fair values of member institution deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate the fair values of our consolidated obligations using internal valuation models with market observable inputs. We calculate the fair value of consolidated obligations without embedded options using market-based yield curve inputs obtained from the Office of Finance. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculate the fair value of the consolidated obligations using the present value of expected cash flows using discount rates that are based on replacement funding rates for liabilities with similar terms.

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

Fair Value on a Recurring Basis

The following tables present for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statement of Condition as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$37,831	$		$370,888	$	$(333,057)
Other assets (rabbi trust)	3,896		3,896

Total assets at fair value	$41,727		$3,896	$370,888	$	$(333,057)

Derivative liabilities	$(263,583)	$		$(634,222)	$	$370,639

Total liabilities at fair value	$(263,583)	$		$(634,222)	$	$370,639

	As of December 31, 2008
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$31,984	$		$409,536	$	$(377,552)
Other assets (rabbi trust)	3,247		3,247

Total assets at fair value	$35,231		$3,247	$409,536	$	$(377,552)

Derivative liabilities	$(235,417)	$		$(694,192)	$	$458,775

Total liabilities at fair value	$(235,417)	$		$(694,192)	$	$458,775

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral was $37.6 million as of March 31, 2009 and $81.4 million as of December 31, 2008.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity securities and real-estate owned at fair value on a nonrecurring basis. These assets are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI). For the three months ended March 31, 2009, we recorded an OTTI credit loss of $71.7 million in earnings and an $823.5 million OTTI loss related to all other factors in other comprehensive loss on certain of our held-to-maturity securities.

The following table presents, by SFAS 157 hierarchy level, held-to-maturity securities as of March 31, 2009 for which a nonrecurring change in fair value has been recorded for the three months ended March 31, 2009. We held no real-estate owned as of March 31, 2009.

	As of March 31, 2009
Non-Recurring Fair Value Measurement	Total	Level 3
(in thousands)
Held-to-maturity securities	$579,226	$579,226

Total assets at fair value	$579,226	$579,226

The fair values of the private-label mortgage-backed securities in our held-to-maturity portfolio have been determined on the basis of market-based information provided by third-party pricing services. Prior to September 30, 2008, these assets were classified as level 2, as evidenced by observable trades in the market and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led us to conclude that the prices received from pricing services, which are derived from the third party’s proprietary models, are reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, effective September 30, 2008 we consider these to be level 3 inputs. See “—Financial Asset and Financial Liability Valuation Methodologies—Held-to-Maturity Securities” above for additional information.

Fair Value Summary Tables

The following table summarizes the carrying value and estimated fair values of our financial instruments as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Estimated Fair Values	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,423	$1,423	$1,395	$1,395
Deposit with other FHLBanks	65	65
Securities purchased under agreements to resell	5,000,000	4,999,993	3,900,000	3,900,096
Federal funds sold	4,191,500	4,191,526	2,320,300	2,320,300
Held-to-maturity securities	10,771,909	9,470,236	9,784,891	7,857,197
Advances	31,848,395	31,851,512	36,943,851	37,110,844
Mortgage loans held for portfolio	4,898,886	5,069,181	5,087,323	5,207,494
Accrued interest receivable	141,903	141,903	241,124	241,124
Derivative assets	37,831	37,831	31,984	31,984
Financial Liabilities
Deposits	(671,446)	(671,650)	(582,258)	(582,804)
Securities sold under agreements to repurchase
Consolidated obligations, net:
Discount notes	(22,023,488)	(22,014,513)	(15,878,281)	(15,859,873)
Bonds	(31,457,464)	(31,768,839)	(38,590,399)	(39,073,154)
Mandatorily redeemable capital stock	(920,972)	(920,972)	(917,876)	(917,876)
Accrued interest payable	(218,073)	(218,073)	(337,303)	(337,303)
Derivative liabilities	(263,583)	(263,583)	(235,417)	(235,417)
Other
Commitments to extend credit for advances	765	765	(803)	(803)
Commitments to issue consolidated obligations		1,006		35,190

Note 10. Transactions with Related Parties and other FHLBanks

Transactions with Members

We are a cooperative whose members own our capital stock and may receive dividends on their investments in our stock. Virtually all our advances are initially issued to members, and all mortgage loans held for portfolio were purchased from members or former members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loans purchased. Such transactions with members are entered into during the normal course of business.

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

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. Certain disclosures concerning the December 31, 2008 held-to-maturity securities purchased from members and their affiliates have been corrected from amounts previously disclosed. Specifically, we have increased held-to-maturity securities purchased from members and their affiliates by $88.9 million to $3.3 billion as of December 31, 2008.

Assets and Liabilities with Members and Affiliates	As of March 31, 2009	As of December 31, 2008
(in thousands)
Assets
Cash and due from banks	$320		$386
Securities purchased under agreements to resell	1,000,000
Federal funds sold	469,000		195,300
Held-to-maturity securities	3,648,116		3,260,810
Advances*	21,093,104		24,152,434
Mortgage loans held for portfolio	610,370		653,712
Accrued interest receivable	58,318		112,372

Total assets	$26,879,228		$28,375,014

Liabilities
Deposits	$664,699		$569,088
Mandatorily redeemable capital stock	126,874		126,874
Derivative liabilities	123,476		95,066
Other liabilities	2,036		2,096

Total liabilities	$917,085		$793,124

Capital
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities	$659,910	$

Total Capital	$659,910	$

Other
Notional amount of derivatives	$18,518,532		$12,431,629
Letters of credit	$1,234,931		$913,858

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Members and Affiliates	2009	2008
(in thousands)
Interest Income
Advances*	$129,932	$424,212
Prepayment fees on advances, net	3,558	14,471
Securities purchased under agreements to resell	364
Federal funds sold	230	3,080
Held-to-maturity securities	23,103	27,446
Mortgage loans held for portfolio	7,572	68,218
Other income		14

Total interest income	164,759	537,441

Interest Expense
Deposits	479	9,096
Consolidated obligations*	(22,859)	(9,510)
Mandatorily redeemable capital stock		202

Total interest expense	(22,380)	(212)

Net Interest Income	$187,139	$537,653

Other Income (Loss)
Service fees	$555	$449
Net other-than-temporary impairment loss on held-to-maturity securities	(40,643)
Net (loss) gain on derivatives and hedging activities	(1,957)	2,822
Other loss		7

Total other income (loss)	$(42,045)	$3,278

*	Includes the effect of associated derivatives with members or their affiliates.

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

The following tables set forth information as of March 31, 2009 and December 31, 2008, and for the three months ended March 31, 2009 and 2008 with respect to transactions with related parties. Certain disclosures concerning the December 31, 2008 held-to-maturity securities purchased from related parties and their affiliates have been corrected from amounts previously disclosed. Specifically, we have increased held-to-maturity securities purchased from related parties and their affiliates by $701.7 million to $938.8 billion as of December 31, 2008.

Assets and Liabilities with Related Parties	As of March 31, 2009	As of December 31, 2008
(in thousands)
Assets
Cash and due from banks	$320	$
Securities purchased under agreements to resell	3,500,000
Held-to-maturity securities	1,969,450		938,784
Advances*	19,396,249		18,923,217
Mortgage loans held for portfolio	4,270,745		4,421,078
Accrued interest receivable	84,038		142,242

Total assets	$29,220,802		$24,425,321

Liabilities
Deposits	$31,915		$8,676
Mandatorily redeemable capital stock	772,259		772,259
Derivative liabilities	73,867		24,119
Other liabilities	17,732		16,978

Total liabilities	$895,773		$822,032

Capital
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securites	$533,548	$

Total Capital	$533,548	$

Other
Notional amount of derivatives	$15,151,140		$6,977,797
Letters of credit	$779,875		$699,176
* Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2009	2008
(in thousands)
Interest Income
Advances*	$106,371		$199,598
Prepayment fees on advances, net	2,721		13,777
Securities purchased under agreements to resell	1,085
Federal funds sold	95		55
Held-to-maturity securities	11,322		2,830
Mortgage loans held for portfolio	55,864		59,156

Total interest income	177,458		275,416

Interest Expense
Deposits	13		372
Consolidated obligations*	(24,451)		(1,818)

Total interest expense	(24,438)		(1,446)

Net Interest Income	$201,896		$276,862

Other Income (Loss)
Service fees	$43	$
Net other-than-temporary impairment loss on held-to-maturity securities	(29,866)
Net (loss) gain on derivatives and hedging activities	(2,617)		397

Total other income (loss)	$(32,440)		$397

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties

In September 2008, Bank of America Corporation (BofA) announced that it had agreed to purchase Merrill Lynch & Co. (Merrill Lynch). The transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. In March 2009, Merrill Lynch Bank USA prepaid its outstanding advances totaling $2.9 billion and had no outstanding advances as of March 31, 2009.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred its Class A capital stock and Class B capital stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A capital stock is redeemable six months after notification and Class B capital stock is redeemable five years after notification, subject to certain requirements. As a non-member, JPMorgan Chase Bank, N.A. is not eligible to initiate new advances or renew maturing advances. Approximately 83.0% of the advances outstanding as of December 31, 2008 with JPMorgan Chase Bank, N.A. mature by the end of 2009.

Transactions with Other FHLBanks

Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on our investments in other FHLBanks’ consolidated obligation bonds, see Note 2, and for debt transfers to or from other FHLBanks, see Note 5.

Note 11.	Commitments and Contingencies

For accounting policies and additional information concerning commitments and contingencies, see Note 17 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of March 31, 2009 and December 31, 2008. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.1 trillion and $1.3 trillion as of March 31, 2009 and December 31, 2008.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government-Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act (each, a Lending Agreement). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $31.3 billion, which provides for maximum borrowings of $27.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity” in this report.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $12.5 million and $20.8 million as of March 31, 2009 and December 31, 2008. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $1.2 billion and $913.9 million as of March 31, 2009 and December 31, 2008. Standby letters of credit as of March 31, 2009 had original terms of 34 days to 10 years, with a final expiration in 2012. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for standby bond purchases were $51.2 million and $52.7 million as of March 31, 2009 and December 31, 2008.

As of March 31, 2009, we had $382.0 million of investments that had been traded but not settled. As of December 31, 2008, we had no investment that had been traded but not settled. As of March 31, 2009, we had $221.3 million in agreements outstanding to issue consolidated obligation bonds and discount notes. As of December 31, 2008, we had entered into agreements to issue $1.1 billion par value of consolidated obligation bonds.

As of March 31, 2009, we have a fully reserved receivable of $10.4 million from Lehman Brothers Special Financing, Inc. (LBSF) recorded on our Statement of Condition. In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF.

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Note 12.	Subsequent Events

Between March 31, 2009 and May 8, 2009, three of our “AAA-rated” private-label mortgage-backed securities were downgraded by one or more NRSROs, including one investment with a par value of $15.6 million to “A” and two securities with a total par value of $268.2 million to “BBB”. Each of these securities was evaluated for other-than-temporary impairment using cash flow analysis as discussed in Note 2. In addition, four “AAA-rated” private-label mortgage-backed securities with a total par value of $191.3 million were placed on watch for possible downgrade.

On May 12, 2009, our Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances will have to be supported by Class B capital stock, which can be used to reduce the Seattle Bank’s risk-based capital deficiency.

The Capital Plan provides that we may impose a redemption cancellation fee upon a member or a successor to a former member that has given notice of its intent to redeem Class A or Class B capital stock and subsequently revokes or cancels such redemption request. On May 12, 2009, the Board determined that, effective immediately, any member that had previously notified us of its intent to withdraw its membership and rescinds its notice of intent to withdraw from membership on or before December 31, 2009, shall not be subject to a redemption cancellation fee. The Board also determined that any redemption cancellation fees applicable to the transfer of excess Class A or Class B capital stock from a member or successor to a another member shall also be waived. Currently, ten members holding $58.9 million of mandatorily redeemable capital stock are eligible for the cancellation fee waiver should they rescind their notices of intent to withdraw from membership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operating results, changes in asset levels, and continued use of our products. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words “will,” “believe,” “expect,” “intend,” “may,” “could,” “should,” “anticipate,” and words of similar nature are intended in part to help identify forward-looking statements.

Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty which may cause actual results to differ materially from those we currently anticipate. Consequently, there is no assurance that the expected events and developments will occur. See “Part II. Item 1A. Risk Factors” of this report for additional information on risks and uncertainties.

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•

adverse changes in the market prices or credit quality of our financial instruments, particularly our private-label mortgage-backed securities, that could cause us to record additional other-than-temporary impairment (OTTI) charges;

•	changes in assumptions used to calculate estimates, particularly those related to OTTI charges, recorded in our financial statements;

•	our members’ willingness to do business with us despite our inability, as a result of our risk-based capital deficiency, to redeem or repurchase capital stock or pay dividends;

•

adverse change in our capital classification by the Federal Housing Finance Agency (Finance Agency) under its interim final rule implementing the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act);

•

adverse changes in investor demand for consolidated obligations or increased competition from the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities, including entities issuing debt under the Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program (TLGP);

•

legislative or regulatory changes or actions initiated by the U.S. Congress, including the American Recovery and Reinvestment Act of 2009 (Stimulus Package), the Housing Act, and the Emergency Economic Stabilization Act of 2008 (Stabilization Act), or other regulatory changes by any other body, that could cause us to modify our current structure, policies, or business operations;

•	actions taken by the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the FDIC to stabilize the capital and credit markets;

•

withdrawal of one or more large members or consolidation or institutional failures among our membership, including the effects of the loss of our then-largest member, Washington Mutual Bank, F.S.B., in October 2008;

•	significant increases or decreases in business from or changes in business of our members, including unexpected demand for liquidity from our large members;

•	adverse changes in the market value or credit quality of mortgage-related assets used as collateral for advances by our members;

•

significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these instruments;

•	changes in global, national, and local economic conditions;

•	negative changes in our credit agency ratings or ratings applicable to the FHLBanks or the Federal Home Loan Bank System (FHLBank System);

•	failure to satisfy hedge accounting criteria under accounting principles generally accepted in the United States (GAAP) in hedging our interest-rate risk;

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

Overview

This discussion and analysis reviews our financial condition as of March 31, 2009 and December 31, 2008 and our results of operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three months ended March 31, 2009 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the year ended December 31, 2008 (2008 Audited Financials) included in our 2008 annual report on Form 10-K.

Our financial condition as of March 31, 2009 and our results of operations for the three months ended March 31, 2009 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2009 or for any other future dates or periods.

General

The Seattle Bank is a federally chartered corporation and one of 12 FHLBanks, which along with the Finance Agency (prior to July 30, 2008, the Federal Housing Finance Board (Finance Board)) and the Office of Finance comprise the FHLBank System. The Seattle Bank is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. All federally insured depository institutions, community development financial institutions, and insurance companies engaged in residential housing finance located in the Seattle Bank’s district are eligible to apply for membership. Our primary business activity is providing loans (advances) to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program (AHP) and the Community Investment Program (CIP).

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

Market Conditions

The turmoil in the global financial markets that began in mid-2007 and intensified during 2008 continued to negatively impact borrowing and lending activities during the first quarter of 2009. Although interbank lending began to increase somewhat during the first quarter of 2009, indicating a slight improvement in market liquidity, concerns regarding the creditworthiness and nonperformance risks of trade counterparties adversely affected the market value and capitalization of many financial institutions and in turn resulted in additional institutional failures and mergers.

Although applications for mortgage loan refinancings significantly increased in the first quarter of 2009, the U.S. mortgage market continued to deteriorate during this period, with delinquency and foreclosure rates on mortgage loans increasing nationwide. The private-label mortgage-backed securities market, which had for the most part ceased operating during much of 2008, continued its lack of activity as uncertainty over the impact of new or proposed governmental actions (including mortgage loan modification programs), further home-price deterioration, and changes in borrower, lender, and investor behavior depressed and complicated the pricing of private-label mortgage-backed securities. The uncertainty as to the depth and duration of these trends has resulted in a change in the market for private-label mortgage-backed securities, such that what had been a generally functioning market in early- to mid-2007 became highly illiquid, with prices reflecting a lack of dealer and investor sponsorship.

Specifically, the significant reduction in the market value and demand for private-label mortgage-backed securities continued to adversely impact the market value of investments for a number of FHLBanks, and as a result of the accounting rules in place in 2008, several FHLBanks, including the Seattle Bank, were forced to record losses in 2008 on these securities in excess of their expected credit losses. For the Seattle Bank, the OTTI charges recorded in 2008 resulted in an accumulated deficit and contributed to a risk-based capital deficiency, which in turn, required the suspension of dividend payments and repurchases and redemptions of capital stock. In the first quarter of 2009 (as in 2008), the credit-rating agencies downgraded a significant number of private-label mortgage-backed securities, including some owned by the Seattle Bank, which further adversely impacted the market values of these securities. As of the end of the first quarter of 2009, we continued to have a risk-based capital deficiency.

These and other factors prompted significant actions by governments, regulatory agencies, and other credit market participants around the world, including in the United States, in 2008 and 2009. During this period, the U.S. Treasury, the Federal Reserve, the FDIC, and the Finance Agency announced a number of major initiatives, including new measures impacting the FHLBank System, our members, and the financial markets, to address liquidity pressures and increase confidence among credit market participants, including, for example, passing the 2009 Stimulus Package. See “—Recent Regulatory Developments” below for more information.

It is unclear how long it will take for recent legislative and regulatory initiatives to be fully implemented and, once implemented, what affect they will ultimately have on the U.S. economy. During the first quarter of 2009, the Seattle Bank’s advances continued to be a primary source of liquidity to our members, although our advance balances continued to decline as many of our members further reduced their asset balances. Demand for short-term, fixed interest-rate advances was particularly strong and we were generally able to fund these advances with short-term funding at favorable interest rates.

In April 2009, the Financial Accounting Standards Board (FASB) issued a new accounting rule for other-than-temporary impairments of securities, which is intended to provide greater clarity about OTTI and to more effectively communicate when an OTTI event has occurred. This rule requires, among other things, the separation of an OTTI charge into (a) the amount of the total impairment related to credit loss and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI charge related to credit is recognized in earnings in the statement of income. The amount of the total OTTI charge related to all other factors is recognized in other comprehensive income in the statement of condition. The Seattle Bank adopted this rule, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), effective January 1, 2009 (see “—Financial Condition” for additional information). Although we recognized a cumulative effect adjustment of $293.4 million in initially applying FSP FAS 115-2 as an adjustment to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss, adoption of FSP FAS 115-2 did not affect the market value of our private-label mortgage-backed securities or our total amount of capital. For the three months ended March 31, 2009, we recorded additional total OTTI charges of $895.2 million ($71.7 million of which related to the credit losses on certain private-label mortgage-backed securities in our held-to-maturity portfolio, as reported in our Statement of Operations, and $823.5 million of which related to all other factors, as reflected in our Statement of Condition in accumulated other comprehensive loss).

Members

So far in 2009, the Seattle Bank experienced some significant changes in our membership.

•

In September 2008, Bank of America (BofA) announced that it had agreed to purchase Merrill Lynch, which transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. In March 2009, Merrill Lynch Bank USA prepaid its outstanding advances of $2.9 billion.

•

Five member institutions failed. Advances to these members were fully collateralized, and all outstanding advances were prepaid by the acquiring institution or the FDIC, and their outstanding capital stock was transferred to mandatorily redeemable capital stock. We believe that the continued volatility of the markets may result in additional member institution failures during 2009.

Financial Results and Condition

The Seattle Bank recorded a net loss of $16.2 million for the three months ended March 31, 2009, a decrease of $47.7 million from net income of $31.5 million for the same period in 2008. The decrease in net income for the three months ended March 31, 2009 was primarily due to $71.7 million in OTTI credit losses on certain of our held-to-maturity securities (further discussed below), a decrease of $10.5 million in net prepayment fee income on advances, and an increased net loss on derivatives and hedging activities of $8.9 million. This decrease in net income was partially offset by a $9.6 million increase in net interest income and a decreased net realized loss on debt retirements of $11.7 million.

As of March 31, 2009, we had total assets of $56.9 billion, total outstanding capital stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $198.3 million, compared to total assets of $58.4 billion, total outstanding capital stock (including mandatorily redeemable stock) of $2.8 billion, and an accumulated deficit of $78.9 million as of December 31, 2008. The slight decrease in assets was due primarily to a lower advance balance, partially offset by increased short-term investments, including securities purchased under agreements to resell and federal funds sold. The change from our accumulated deficit as of December 31, 2008 to retained earnings as of March 31, 2009 primarily resulted from our adoption of FSP FAS 115-2, under which we recognized a cumulative-effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

As a result of our quarterly reviews of our held-to-maturity securities, including adoption of FSP FAS 115-2, we recorded OTTI charges of $895.2 million (of which $71.7 million was credit-related and recorded in earnings and $823.5 was non-credit related and recorded in other comprehensive loss) relating to certain of our private-label mortgage-backed securities for the three months ended March 31, 2009. We could recognize additional OTTI charges on our private-label mortgage-backed securities if, among other things, delinquency or loss rates on mortgages continue to increase beyond our forecasted levels or residential real estate values continue to decline beyond our forecasted levels as of March 31, 2009, further negatively impacting our earnings, other comprehensive loss, and total GAAP capital. See “—Financial Condition—Investments,” Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” for more information.

Changes in market interest rates and the considerable decline in activity in the mortgage-backed securities market since mid-2007 has had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our mortgage-backed securities. As of March 31, 2009 and December 31, 2008, our net unrealized market value losses were $1.4 billion and $2.1 billion, which, in accordance with GAAP, are not reflected in our financial position and operating results. The decrease in our unrealized market value loss is primarily the result of the recognition of $895.2 million in other-than-temporary impairment charges for the three months ended March 31, 2009. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 24.0% and 22.9% as of March 31, 2009 and December 31, 2008. Our unrealized market value losses as of March 31, 2009 and December 31, 2008 were primarily due to our investments in private-label mortgage-backed securities collateralized by Alt-A mortgage loans, the market value of which has significantly declined since mid-2007. We believe that the overall intrinsic value of our private-label mortgage-backed securities, which we have determined using third-party pricing services, is generally not represented by the current market value. See Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” for additional information on the estimation of fair values.

Primarily as a result of the decline in the market value of our private-label mortgage-backed securities, we reported a risk-based capital deficiency as of March 31, 2009. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we are unable to redeem or repurchase any outstanding Class A or Class B stock until this deficiency is corrected and we comply with all of our regulatory capital requirements. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we cannot predict when we will or be able to resume dividend payments and stock repurchases or redemptions, and the Finance Agency or other regulatory or legislative body could, among other things, require us to take specified actions relating to any capital deficiencies.

We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our mortgage-backed securities and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk. We expect that our market-value-of-equity ratio will continue to be depressed until the difference between the market value of our assets and liabilities improves and conditions more consistent with past experiences return to the credit markets. For additional information, see “—Financial Condition,” “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and “Part II. Item 1A. Risk Factors” in this report.

We believe the condition of the U.S. economy will continue to affect and be affected by liquidity issues in the global financial markets and the deterioration in the U.S. housing market, through at least 2009. Going forward, we expect to continue to manage our business in order to meet members’ needs, particularly for liquidity, in varying market conditions. However, the actions that we have taken and continue to take to manage these needs may negatively impact our financial condition and results of operations. For example, in September 2008, we shifted our short-term investment strategy from investing in higher-yielding unsecured investments to investing in lower-yielding secured investments in order to reduce our counterparty credit risk. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we have extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance. However, we expect that this investment strategy will continue to negatively impact interest income from investments for the remainder of 2009. In addition, while we continue to assess the impact of legislative, regulatory, and membership changes, we believe that these changes may negatively affect advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Recent Regulatory Developments

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

The Director of the Finance Agency may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director of the Finance Agency that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of May 18, 2009, we had received no notification from the Finance Agency regarding our capital adequacy classification. See “Part I. Item 1. Business—Statutory Capital Requirements” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are not determined to be adequately capitalized.

In February 2009, the Stimulus Package was signed into law. The Stimulus Package does not contain any provisions that directly impact the Seattle Bank, and its indirect effects on the Seattle Bank are currently unclear. The legislation includes spending designed to increase employment, prevent home foreclosures, and increase mortgage loan refinancing.

The Seattle Bank is continuing to evaluate the implications of the new legislation and regulatory developments, including the 2009 Stimulus Package, the PCA interim final rule, and other regulations, orders, and reports on our members’ and the Seattle Bank’s businesses. See “Part II. Item 1A. Risk Factors” in this report.

Financial Highlights

The following table presents a summary of selected financial information for the Seattle Bank for the periods indicated.

Selected Financial Data	March 31, 2009		December 31, 2008		September 30, 2008	June 30, 2008	March 31, 2008
(in millions, except ratios)
Statements of Condition (at period end)
Total assets		$56,947		$58,362	$76,195	$66,431	$68,826
Cash and investments (1)		19,965		16,006	24,369	24,127	25,173
Advances		31,848		36,944	46,331	36,635	37,748
Mortgage loans held for portfolio		4,899		5,087	5,211	5,355	5,521
Deposits and other borrowings		671		582	1,434	832	1,288
Consolidated obligations		53,481		54,469	70,875	62,390	64,103
Affordable Housing Program (AHP)		15		16	23	27	25
Payable to Resolution Funding Corporation (REFCORP)						7	8
Class A stock - putable		134		118	396	317	444
Class B stock - putable		1,733		1,730	2,480	2,149	2,145
Retained earnings (2)		198		(79)	162	191	173
Accumulated other comprehensive loss (2)		(1,105)		(3)	(1)	(1)	(1)
Total capital		961		1,766	3,037	2,655	2,759

Statements of Income (for the three month period ended)
Interest income		$315		$485	$523	$533	$706
Net interest income		74		21	43	50	65
Other (loss) income		(79)		(264)	(47)	2	(10)
Other expense		12		13	22	12	12
(Loss) income before assessments		(16)		(256)	(26)	40	43
AHP and REFCORP assessments				(15)	(7)	11	11
Net (loss) income		(16)		(241)	(19)	29	32

Dividends (for the three month period ended)
Dividends paid in cash and stock	$		$		$9	$11	$8
Annualized dividend rate
Class A stock - putable		0.00%		0.00%	2.09%	3.21%	4.56%
Class B stock - putable		0.00%		0.00%	1.40%	1.40%	1.00%
Dividend payout ratio		0.00%		0.00%	-49.38%	36.37%	26.60%

Financial Statistics (for the three month period ended)
Return on average equity		-3.64%		-45.58%	-2.75%	4.39%	4.71%
Return on average assets		-0.11%		-1.41%	-0.11%	0.18%	0.19%
Equity-to-assets ratio (3)		3.54%		4.43%	4.13%	3.99%	3.98%
Total capital-to-assets ratio (4)		5.24%		4.60%	4.18%	4.12%	4.13%
Net interest margin (5)		0.49%		0.12%	0.25%	0.30%	0.39%

(1)	Investments may include, among other things, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.
(2)

As a result of our adoption of FSP FAS 115-2 effective January 1, 2009, we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

(3)	Equity-to-assets ratio is average capital stock, retained earnings, and accumulated other comprehensive loss, divided by the total average assets.
(4)	Total capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(5)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of March 31, 2009 declined from December 31, 2008, to $31.8 billion from $36.9 billion and to 55.9% from 63.3%. This decline primarily resulted from prepayments of $2.9 billion in advances by Merrill Lynch Bank USA, advance maturities, and an increase in our short-term investments portfolio, which includes federal funds sold and securities sold under agreements to repurchase. The increase in our short-term investments is intended to provide sufficient liquidity to meet members’ demand for advances, as well as to provide additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2009 and December 31, 2008.

Major Categories of Assets as a Percentage of Total Assets	As of March 31, 2009	As of December 31, 2008
(in percentages)
Advances	55.9	63.3
Investments	35.1	27.4
Mortgage loans held for portfolio	8.6	8.7
Other assets	0.4	0.6

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. In addition, during the third quarter of 2008, the Seattle Bank entered into a lending agreement with the U.S. Treasury (Lending Agreement) to serve as a contingent source of liquidity. As of March 31, 2009, we had not drawn on this available liquidity source. For additional information regarding the Lending Agreement, see “––Capital Resources and Liquidity––Liquidity.”

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2009 and December 31, 2008.

Major Categories of Liabilities and Total Capital as a Percentage of Total Liabilities and Capital	As of March 31, 2009	As of December 31, 2008
(in percentages)
Consolidated obligations	93.9	93.3
Deposits	1.2	1.0
Other liabilities*	3.2	2.7
Total capital	1.7	3.0

Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.6% as of total liabilities and capital as of March 31, 2009 and December 31, 2008, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market-value gains or losses. As of March 31, 2009 and December 31, 2008, we had net unrealized market value losses of $1.4 billion and $2.1 billion. Because of these net unrealized market-value losses, the ratio of the market value to book value of our equity was 24.0% and 22.9% as of March 31, 2009 and December 31, 2008. We expect that our market value of equity will continue to be depressed until the difference in the market value of our assets (most significantly our mortgage-related assets) and liabilities improve and conditions more consistent with past experience return to the credit markets. We have elected not to hedge our mortgage-related asset basis risk due to the cost and lack of effective means of hedging this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 13.8%, or $5.1 billion, to $31.8 billion, as of March 31, 2009, compared to December 31, 2008. This decline primarily resulted from prepayments of $2.9 billion in advances by Merrill Lynch Bank USA and maturing advances, and generally lower advance activity across our membership.

As of March 31, 2009, five borrowers held 70.6% of the par value of our outstanding advances, with two borrowers holding 55.5% (JPMorgan Chase Bank N.A. (formerly Washington Mutual Bank, F.S.B.) with 34.2% and Bank of America Oregon, N.A. with 21.3%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other borrower held over 10% of our outstanding advances as of March 31, 2009 or December 31, 2008.

Although the long-term impact of the BofA/Merrill Lynch merger on membership and advance levels is unknown at this time, Merrill Lynch prepaid $2.9 billion of advances during March 2009 and had no outstanding advances as of March 31, 2009. Further, we expect that advance volumes and associated advance interest income which began to decline in the fourth quarter of 2008, will be further negatively impacted as a result of the acquisition of our former largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank N.A., a non-member institution. The majority of this former member’s advances mature during 2009, and it is unknown whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the ability of our members to issue FDIC-insured unsecured debt under the TLGP, as well as expanded lending activities by the Federal Reserve, may also adversely impact demand for our advances.

The percentage of advances maturing in one year or less slightly decreased to 63.2% as of March 31, 2009, from 66.2% as of December 31, 2008, while the percentage of variable interest-rate advances (including floating-to-fixed convertible advances) as a portion of our total advance portfolio decreased to 24.5% as of March 31, 2009, compared to 31.6% as of December 31, 2008. These changes reflect our members’ preference for short-term, fixed interest-rate liquidity given the continued volatile market conditions.

The total weighted-average interest rate on our advance portfolio declined to 2.51% as of March 31, 2009 from 3.02% as of December 31, 2008. The weighted-average interest rate on our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as on our cost of funds (which is the basis for our advance pricing). The lower prevailing market interest rates, as well as our overall lower cost of funds, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$19,777,475	1.96	$24,014,584	2.65
Due after one year through two years	3,798,963	2.76	4,540,058	3.34
Due after two years through three years	2,076,538	3.34	1,679,058	3.83
Due after three years through four years	1,542,572	3.39	1,440,120	3.89
Due after four years through five years	828,311	3.24	1,353,482	3.32
Thereafter	3,251,513	4.40	3,268,677	4.41

Total par value	31,275,372	2.51	36,295,979	3.02
Commitment fees	(765)		(803)
Discount on AHP advances	(114)		(126)
Discount on advances	(4,963)		(5,030)
SFAS 133 hedging adjustments	578,865		653,831

Total	$31,848,395		$36,943,851

For additional information on advances, see Note 3 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and member funding needs. Members regularly evaluate financing options relative to our advance products and pricing. For example, as a result of the continuing significant volatility in the global capital markets, including the U.S. credit markets, the availability of many sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements were either constrained or more expensive than FHLBank advances during the first quarter of 2009. However, as member banks continued to reduce their asset balances during the first quarter of 2009, we experienced a further reduction in demand for advances (following a similar decline in the fourth quarter of 2008).

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

	For the Three Months Ended March 31,
Advance Pricing	2009	2008
(in percentages)
Differential pricing	62.2	58.3
Daily market-based pricing	36.8	34.2
Auction pricing	1.0	7.5

Total	100.0	100.0

We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. Although the percentage of differentially priced advances was slightly higher in the first quarter of 2009 than for the same period in 2008, differentially priced advance activity increased significantly in the first quarter of 2009 compared to the fourth quarter of 2008, indicating increased alternative wholesale funding sources for our members. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to increase our advance balance and improve our ability to generate net income and lending capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased or redeemed by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock. Overall, we believe that the availability of the Class A stock, which has a six-month redemption period, as well as our resumption of quarterly dividend payments in December 2006, contributed to our members’ use of our advances in 2008, particularly those that required new stock purchases. However, as a result of OTTI charges recorded in the third and fourth quarters of 2008 and a risk-based capital deficiency as of December 31, 2008, we suspended dividend payments and capital stock repurchases and redemptions in late 2008. We recorded additional OTTI charges and also had a risk-based capital deficiency for the period ended March 31, 2009. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we are unable to declare a dividend or to redeem or repurchase any outstanding Class A or Class B stock until this deficiency is corrected and we comply with all of our regulatory capital requirements. Although we do not believe that these suspensions have thus far significantly adversely affected our advance volumes, we cannot predict when we will or be able to resume dividend payments and stock repurchases or redemptions or how the continuance of these suspensions will affect future advance demand.

In March 2009, the FDIC issued a final rule to raise an insured institution’s base assessment rate based upon the institution’s ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25%) would increase the assessment rate, with the resulting base assessment rate after any such increase never being more than 50% greater than it was before the adjustment. Because our advances are considered secured liabilities by our members, the rule will have the effect of increasing the all-in borrowing costs for our members and may tend to reduce member demand for our advances.

On May 12, 2009, the Board of Directors (Board) of the Seattle Bank suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances will have to be supported by Class B capital stock, which unlike Class A capital stock, can be used to reduce the Seattle Bank’s risk-based capital deficiency.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2008 annual report on Form 10-K for additional information.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2009, we had advances of $17.3 billion outstanding to two borrowers, which represented 55.5% (34.2% and 21.3%) of our total par value of advance outstanding. As of December 31, 2008 we had advances of $20.6 billion outstanding to three borrowers, which represented 56.7% (35.0%, 11.4%, and 10.3%) of our total par value of advances outstanding. As of March 31, 2009 and December 31, 2008, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. As a result, we do not expect to incur any credit losses on our advances.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our borrowers may experience financial difficulties, including failure, and our credit protection may not be sufficient to protect our security interest. For example, the number of borrowers on our internal credit watch list has trended sharply upward over the past year, generally as a result of increases in non-performing assets and the need for additional capital. Further, so far in 2009, five of our member institutions have failed. All outstanding advances to these members were collateralized and were prepaid by the acquiring institution or the FDIC. We actively monitor our borrowers’ financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. In the first quarter of 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession. The physical possession collateral arrangement reduces our credit risk and allows us to continue lending to borrowers whose financial condition may have weakened. See “Part I. Item 1. Business—Our Business—Products and Services—Advances,” in our 2008 annual report on Form 10-K for additional information on advances and credit risk management.

Investments

We maintain portfolios of short- and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, TLGP securities, and securities purchased under agreements to resell, while long-term investments generally include mortgage-backed securities and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying values of our investments as of March 31, 2009 and December 31, 2008.

Short- and Long-Term Investments	As of March 31, 2009	As of December 31, 2008
(in thousands)
Short-Term Investments
Federal funds sold	$4,191,500	$2,320,300
Certificates of deposit	2,377,000
Securities purchased under agreements to resell	5,000,000	3,900,000
Other (TLGP securities)	1,100,000	1,250,000

Total short-term investments	12,668,500	7,470,300

Long-Term Investments
Mortgage-backed securities	6,550,143	7,589,423
Other U.S. agency obligations	60,311	64,164
Government-sponsored enterprise obligations	678,895	875,604
State or local housing agency obligations	5,560	5,700

Total long-term investments	$7,294,909	$8,534,891

In September 2008, in order to reduce our unsecured counterparty exposure, we modified our investment strategy and began replacing our unsecured short-term investments with secured short-term investments and overnight federal funds sold. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we have extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance. In addition, we are currently purchasing only GSE or U.S. agency mortgage-backed securities for our long-term investment portfolio. Because our secured short-term investments and GSE and U.S. agency mortgage-backed securities earn lower yields than many of the unsecured short-term investments and private-label mortgage-backed securities we previously invested in, we expect our investment interest income to continue the decline that began in 2008. Further, because we were unable to fully replace the unsecured short-term investments as they matured with secured investments, our capital-to-assets ratio increased to 5.24% as of March 31, 2009. Until the capital markets begin to operate more normally, we expect to continue to manage our business to a capital-to-assets ratio target higher than our previously Board-approved 4.05%, although our actual capital-to-assets ratio will vary, possibly significantly.

Between December 31, 2008 and March 31, 2009, we significantly increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ potential demand for advances by leveraging our members’ capital stock purchases and reinvesting funds from prepaid advances and maturing investments. As a result, as of March 31, 2009, our short-term investments increased by 69.6%, to $12.7 billion, from $7.5 billion as of December 31, 2008. Our long-term investment portfolio declined by 14.5%, to $7.3 billion, primarily due to principal payments. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity and leverage needs and market conditions.

Mortgage-Backed Securities

Previously, each FHLBank’s investment in mortgage-backed securities was limited at the time a security was purchased, to 300% of the FHLBank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board adopted a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately, from 300% to 600% of an FHLBank’s regulatory capital. This resolution, which remains in effect for two years, requires an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. At this time, we do not expect to utilize this increased authority.

Our investment in mortgage-backed securities represented 219.3% and 282.4% of our regulatory capital as of March 31, 2009 and December 31, 2008. Mortgage-backed securities as of March 31, 2009 and December 31, 2008 included $1.4 billion and $1.3 billion in Fannie Mae mortgage-backed securities and $704.3 million and $728.0 million in Freddie Mac mortgage-backed securities. As of March 31, 2009, the carrying value of our investments in mortgage-backed securities rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P), totaled $5.0 billion. See “—Credit Risk” below for credit ratings relating to our mortgage-backed securities.

Other U.S. Agency Obligations

Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of March 31, 2009 from December 31, 2008, primarily due to principal repayments.

Government-Sponsored Enterprise (GSE) Obligations

Our held-to-maturity investments in GSEs consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $104.9 million and $300.9 million and Freddie Mac securities totaled $274.8 million and $275.6 million as of March 31, 2009 and December 31, 2008. These securities represented 1.9% and 3.6% of total investments as of such dates. Finance Agency regulations limit any investments in the debt of any one GSE to the lower of 100% of our capital or the capital of the GSE.

Credit Risk

We are subject to credit risk on some of our investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of March 31, 2009, our unsecured credit exposure was $8.1 billion, primarily consisting of $4.2 billion of federal funds sold, $1.1 billion in TLGP securities, and $2.4 billion in certificates of deposit. As of December 31, 2008, our unsecured credit exposure was $4.5 billion, primarily consisting of $2.3 billion in federal funds sold and $1.3 billion in TLGP securities. The increase in unsecured credit exposure primarily resulted from our investment in certificates of deposit and federal funds sold. For the near term, we continue to limit our investments in unsecured short-term investments to limit our counterparty credit exposure.

Our mortgage-backed security investments consist of agency guaranteed securities and senior tranches of privately issued prime or Alt-A (including, among others, hybrid adjustable–rate mortgages (ARMs) and option-ARMs) residential mortgage-backed securities. We have increased exposure to the risk of loss on our investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as when there are losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

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

•

Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of March 31, 2009, the Seattle Bank held $3.6 million in investments with unrealized losses of $2.4 million that had been credit-enhanced by a monoline insurer, MBIA. Although we expect the insurer to be able to meet its contractual obligations, we have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. The Seattle Bank does not anticipate investing in any material amount of securities where the primary credit protection is provided by monoline insurers for the foreseeable future.

The following table summarizes the carrying value of our long-term investments and their various credit ratings as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$725,579	$		$		$	$	$13,627	$739,206
State or local housing investments	380		5,180						5,560
Residential mortgage-backed securities
Government-sponsored enterprise	2,083,660								2,083,660
Private-label	2,904,002		96,621		93,483	338,799	1,033,578		4,466,483

Total long-term investment securities	$5,713,621		$101,801		$93,483	$338,799	$1,033,578	$13,627	$7,294,909

						As of March 31, 2009
Long-Term Investments below Investment Grade						BB	B	CCC	Total
(in thousands)
Private-label residential mortgage-backed securities						$357,943	$305,947	$369,688	$1,033,578

Total securities below investment grade						$357,943	$305,947	$369,688	$1,033,578

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	CCC	Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$	$	$13,997	$939,768
State or local housing investments	380		5,320						5,700
Residential mortgage-backed securities
Government-sponsored enterprise	2,002,701								2,002,701
Private-label	5,470,426		56,779		38,905	17,694	2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905	$17,694	$2,918	$13,997	$8,534,891

Between March 31, 2009 and May 8, 2009, three of our “AAA-rated” private-label mortgage-backed securities were downgraded by one or more NRSROs, including one investment with a par value of $15.6 million to “A” and two securities with a total par value of $268.2 million to “BBB.” Each of these securities were evaluated for other-than-temporary impairment using cash flow analysis as discussed in “—Other-Than-Temporary Impairment Assessment” below. In addition, four “AAA-rated” private-label mortgage-backed securities with a total par value of $191.3 million were placed on watch for possible downgrade.

In evaluating our private-label mortgage-related securities for other-than-temporary impairment (as discussed in more detail below), we consider credit-rating downgrades occurring after the end of the reporting period. Although ratings declined on certain of our securities during and after March 31, 2009, the ratings themselves are not determinative of an expected credit loss. While we consider credit ratings in our OTTI screens, we believe that our detailed security-by-security analyses provide a more thorough determination of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from “CCC” to “AAA” and have determined that other securities within the same ratings were not other-than-temporarily impaired.

The following table summarizes the unpaid principal balance, carrying value, gross unrealized losses, and fair value of our private-label mortgage-backed securities, as well as their credit ratings as of March 31, 2009.

	As of March 31, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement
(in thousands except percentages)
Prime
AAA
2004 and earlier	$1,180,085	$1,176,681	$1,176,681	$(79,810)	6.58

Total prime	$1,180,085	$1,176,681	$1,176,681	$(79,810)	6.58

Alt-A
AAA
2004 and earlier	$615,249	$613,804	$613,804	$(110,704)	6.25
2005	46,700	46,726	46,726	(19,656)	22.21
2007	471,046	468,255	313,750	(302,324)	45.86
2008	753,392	753,041	753,041	(349,821)	34.93
AA
2004 and earlier	8,031	8,031	8,031	(3,871)	28.94
2005	48,101	48,097	48,097	(32,221)	46.74
2007	40,493	40,493	40,493	(24,090)	39.94
A
2004 and earlier	2,558	2,553	2,553	(1,646)	100.00
2005	7,948	7,948	7,948	(4,457)	32.35
2007	82,982	82,982	82,982	(50,960)	43.82
BBB
2005	70,516	70,552	70,552	(43,551)	46.50
2006	85,123	85,123	85,123	(47,205)	51.09
2007	183,193	183,124	183,124	(115,941)	40.66
BB
2005	16,895	16,895	16,895	(9,719)	27.31
2006	248,632	239,748	110,774	(152,052)	45.44
2007	444,743	441,615	230,274	(299,874)	41.97
B
2004 and earlier	1,070	1,071	1,071	(720)	100.00
2005	49,447	49,436	18,932	(30,503)	42.68
2006	322,613	306,571	179,905	(189,329)	46.24
2007	263,285	254,820	106,039	(169,600)	40.98
CCC
2005	49,244	45,916	32,223	(25,335)	29.99
2006	351,183	346,173	247,402	(223,785)	46.14
2007	308,935	279,124	90,063	(189,062)	17.09

Total Alt-A	$4,471,379	$4,392,098	$3,289,802	$(2,396,426)	35.21

Total	$5,651,464	$5,568,779	$4,466,483	$(2,476,236)	29.23

	As of and For the Three Months Ended March 31, 2009									Collateral Delinquency (60+Days) %
Private-Label Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Loss	Fair Value	OTTI Related to Credit Loss		OTTI Related to Non-Credit Loss		YTD OTTI Impairment
(in thousands, except percentages)
Prime - Year of Issuance:
2004 and earlier	$1,176,681	$(79,810)	$1,096,871	$		$		$		0.97

Total prime	$1,176,681	$(79,810)	$1,096,871	$		$		$		0.97

Alt-A - Year of Issuance:
2004 and earlier	625,459	(116,941)	508,518							1.85
2005	285,570	(165,442)	120,128		(3,484)		(32,409)		(35,893)	28.56
2006	977,615	(612,371)	365,244		(24,219)		(272,801)		(297,020)	41.78
2007	1,750,413	(1,151,851)	598,562		(43,965)		(518,317)		(562,282)	27.10
2008	753,041	(349,821)	403,220							14.94

Total Alt-A	$4,392,098	$(2,396,426)	$1,995,672		$(71,668)		$(823,527)		$(895,195)	24.91

Total	$5,568,779	$(2,476,236)	$3,092,543		$(71,668)		$(823,527)		$(895,195)	19.91

The following table summarizes the weighted average fair value of our private-label mortgage-backed securities as a percentage of unpaid balance by year of issuance and type of underlying collateral as of March 31, 2009 and at each quarter-end in 2008.

	As of
Private-Label Mortgage-Backed Securities	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Prime - Year of Issuance
2003 and earlier	93%	91%	92%	93%	96%
2004	92%	92%	96%	96%	98%
2005					98%

Total prime weighted-average percentage of unpaid balance	93%	91%	93%	94%	96%

Alt-A - Year of Issuance
2003 and earlier	81%	84%	93%	94%	97%
2004	81%	85%	92%	94%	96%
2005	42%	47%	67%	82%	84%
2006	36%	40%	60%	75%	79%
2007	33%	37%	61%	76%	80%
2008	54%	81%	89%	95%	96%

Total Alt-A weighted-average percentage of unpaid balance	45%	53%	70%	82%	84%

Total private-label mortgage-backed securities weighted-average percentage of unpaid balance	55%	61%	75%	85%	87%

Other-Than-Temporary Impairment Assessment

Finance Agency Guidance on Other-than-Temporary Impairments

On April 28, 2009 and May 7, 2009, the Finance Agency provided us and the other 11 FHLBanks with guidance on the process for determining OTTI and our adoption of FSP FAS 115-2 with respect to our investments in private-label mortgage-backed securities and our adoption of FSP FAS 115-2. The goal of the Finance Agency guidance is to promote consistency in the determination of OTTI for private-label mortgage-backed securities among all FHLBanks based on the understanding that investors in the consolidated debt of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. Recognizing that many of the FHLBanks desired to early adopt FSP FAS 115-2, the Finance Agency guidance also requires that all FHLBanks early adopt FSP FAS 115-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining OTTI.

Under the Finance Agency guidance, each FHLBank continues to identify the private-label mortgage-backed securities it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in the cash flow analysis by ensuring the use of consistent key modeling assumptions, the Finance Agency guidance requires that for the first quarter of 2009 the Federal Home Loan Bank of San Francisco (FHLBank of San Francisco) provide the other FHLBanks with assumptions to be used by all FHLBanks for purposes of producing cash flow analysis used in analyzing credit losses and determining OTTI for residential private-label mortgage-backed securities other than subprime and home equity securities (the

Seattle Bank does not own any subprime or home equity securities). The Finance Agency guidance requires the FHLBank of San Francisco to determine the FHLBank System-wide modeling assumptions based upon the guidance in FSP FAS 115-2 and after consulting with the other FHLBanks and the Finance Agency. Each FHLBank will review the modeling assumptions developed by the FHLBank San Francisco for reasonableness of the assumptions used in the cash flow analysis.

In addition to using the modeling assumptions provided by the FHLBank of San Francisco, the Finance Agency guidance requires for the first quarter of 2009 that each FHLBank conduct its own OTTI analysis utilizing a specified third-party risk model and a specified third-party loan performance data source. Each FHLBank is responsible for making its own determination of impairments, the reasonableness of assumptions, and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label mortgage-backed securities are required to consult with one another to ensure that any decision that a commonly held private-label mortgage-backed security is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, are consistent among those FHLBanks.

As discussed below, for the three months ended March 31, 2009, we completed our OTTI analysis in accordance with the Finance Agency guidance and made our impairment determination utilizing the risk model and loan performance data source specified in the Finance Agency guidance, as well as assumptions provided by the FHLBank of San Francisco.

OTTI Evaluation

We evaluate our individual held-to-maturity investments for OTTI on at least a quarterly basis. We use indicators, or screens, to determine which impaired securities require additional quantitative evaluation using detailed cash flow analysis. These screens consider numerous factors, which include, but are not limited to, the credit rating; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees; the type of underlying collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as the market and economic environment at the time of our assessment. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost and its fair value as of the statement of condition date. If neither condition is met, we consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss, which is recorded in current earnings. The portion of an other-than-temporary impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

We determined that for GSE residential mortgage-backed securities, the strength of the issuers’ guarantees through direct obligations or U.S. government support is sufficient to protect us from losses based on current information. Further it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on GSE residential mortgage-backed securities are temporary as of March 31, 2009.

Private-label securities identified as at risk of OTTI are subjected to a detailed cash flow analysis to determine the projected future cash flows that more likely than not will be collected. Beginning in the first quarter of 2009, to ensure consistency in the determination of the OTTI for private-label mortgage-backed securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analyses. At-risk securities (including securities downgraded subsequent to period end) are evaluated by estimating projected cash that an FHLBank is likely to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and future interest rates, to determine whether we will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes, which are based on an assessment of the housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the FHLBanks, including the Seattle Bank, modified certain assumptions in their cash flow analyses to reflect more adverse loss severities and more moderate rates of housing price recovery than the FHLBanks used in their analyses as of December 31, 2008. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by each FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a cash flow analysis, an FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

In accordance with the Finance Agency guidance, we contracted with the FHLBank of San Francisco to provide the key modeling assumptions and certain cash flow analyses for certain of our private-label mortgage-backed securities. Because such assumptions are material to the determination of OTTI, we also established and performed procedures to review the documentation, assumptions, and cash flow analyses provided by the FHLBank of San Francisco in order to ensure such assumptions are reasonable. We employ the third-party risk model and a third-party loan data source specified by the Finance Agency guidance to project the lifetime cash flows that would be passed through to us from the at-risk securities.

As a result of our OTTI evaluation as of March 31, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain private-label mortgage-backed securities. These securities included nine securities that had previously been identified as other-than-temporarily impaired in 2008 and 15 securities that were identified as other-than-temporarily impaired in the first quarter of 2009. Because of continued credit deterioration, we recorded additional impairment charges of $42.4 million related to credit loss and an additional impairment of $30.5 million related to all other factors for the three months ended March 31, 2009 on the nine previously impaired private-label mortgage-backed securities. For the newly identified private-label mortgage-backed securities with OTTI, we recorded OTTI charges of $29.3 million related to credit losses and $793.0 million related to all other factors. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to recovery.

In accordance with FSP FAS 115-2, for the three months ended March 31, 2009, we recognized OTTI charges of $71.7 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statement of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $823.5 million related to non-credit losses, which are reported in our Statement of Condition in “other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.” The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings.

The following table summarizes key information as of March 31, 2009 on the private-label securities on which we recorded OTTI during the first quarter of 2009.

	As of March 31, 2009				For the Three Months Ended March 31, 2009
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total OTTI Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$1,758,993	$1,681,522	$(1,102,296)	$579,226	$(71,668)	$(823,527)	$(895,195)

Key inputs and assumptions used to measure the amount of credit loss related to private-label mortgage-backed securities include, among other things, prepayments, default rates, and loss severity. To discount expected cash flows, we use the interest rate in effect prior to other-than-temporary impairment.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $4.7 billion and $4.9 billion in conventional mortgage loans and $197.1 million and $205.4 million in government-insured mortgage loans as of March 31, 2009 and December 31, 2008. The decrease for the three months ended March 31, 2009 was due to our receipt of $186.8 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of March 31, 2009 and December 31, 2008, 87.1% and 87.0% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our then largest participating member, Washington Mutual Bank, F.S.B. We do not expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of March 31, 2009 and December 31, 2008.

Mortgage Loan Portfolio Activity	As of March 31, 2009	As of December 31, 2008
(in thousands, except percentages and FICO® scores)
Mortgage loan par balance at beginning of the year	$5,077,841	$5,642,177
Mortgage loans transferred to real-estate owned	(266)	(365)
Maturities and principal amount sold	(186,740)	(563,971)

Mortgage loan par balance at period end	4,890,835	5,077,841

Mortgage loan net premium balance at beginning of the year	9,481	23,393
Net premium on loans transferred to real estate owned	(4)	(2)
Net premium recovery from repurchases		(21)
Net premium amortization	(1,426)	(13,888)

Mortgage loan net premium balance at period end	8,051	9,482

Total mortgage loans held for portfolio	$4,898,886	$5,087,323

Premium balance as a percent of mortgage loan par amounts	0.16%	0.19%
Average FICO score* at origination	746	746
Average loan-to-value ratio at origination	64.24%	64.26%

*	FICO® score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk

We have never experienced a credit loss on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the MPP, we previously purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. The conventional mortgage loans are credit-enhanced by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and, prior to April 25, 2008, supplemental mortgage insurance. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

The following table presents our mortgage loans that are past due 90 days or more or in foreclosure and still accruing interest as a percentage of par as of March 31, 2009 and December 31, 2008.

Mortgage Loans 90-Days Delinquent or in Foreclosure	As of March 31, 2009	As of December 31, 2008
(in thousands, except percentages)
Conventional mortgage loan delinquencies (at par)	$12,620	$8,898
Conventional mortgage loans outstanding (at par)	4,693,705	4,872,474
Conventional mortgage loan delinquencies	0.27%	0.18%
Conventional mortgage loan foreclosures	0.11%	0.08%
Government-insured mortgage loan delinquencies (at par)	$30,067	$27,540
Government-insured mortgage loans outstanding (at par)	197,130	205,367
Government-insured mortgage loan delinquencies	15.3%	13.4%

As of March 31, 2009, we had no real-estate owned. As of December 31, 2008, we had one mortgage loan totaling $126,000 classified as real-estate owned.

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis, and we believe that the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses, that an allowance for credit loss is unnecessary, and that we have the policies and procedures in place to appropriately manage this credit risk. Based on our analysis of our mortgage loan portfolio as of March 31, 2009, we have determined that the credit enhancement provided by our members in the form of the lender risk account is sufficient to absorb inherent credit losses and that an allowance for credit loss is unnecessary.

Derivative Assets and Liabilities

We have traditionally used derivatives to hedge advances and consolidated obligations, as well as mortgage loans under our MPP and intermediary swaps for members. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

As of March 31, 2009 and December 31, 2008, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $37.8 million and $32.0 million and derivative liabilities of $263.6 million and $235.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements occurring during the first quarter of 2009. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. See Notes 7 and 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “—Results of Operations—Other Loss,” for additional information.

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$39,939,698	$353,071	$(616,724)
Interest-rate caps or floors	45,000	3

Total derivatives designated as hedging instruments under SFAS 133	39,984,698	353,074	(616,724)
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	718,700	17,792	(17,498)
Interest-rate caps or floors	240,000	22

Total derivatives not designated as hedging instruments under SFAS 133	958,700	17,814	(17,498)

Total derivatives before netting and collateral adjustments	$40,943,398	$370,888	$(634,222)

Netting adjustments(1)		(333,057)	333,057
Cash collateral and related accrued interest			37,582

Total derivatives before netting and collateral adjustments		(333,057)	370,639

Derivative assets and derivative liabilities as reported on the Statement of Condition		$37,831	$(263,583)

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$29,604,444	$390,117	$(675,723)
Interest-rate caps or floors	65,000	19

Total derivatives designated as hedging instruments under SFAS 133	29,669,444	390,136	(675,723)
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	716,000	18,992	(18,469)
Interest-rate caps or floors	260,000	206

Total derivatives not designated as hedging instruments under SFAS 133	976,000	19,198	(18,469)

Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$(694,192)

Netting adjustments (1)		(377,350)	377,350
Cash collateral and related accrued interest			81,425

Total derivatives before netting and collateral adjustments		(377,350)	458,775

Derivative assets and derivative liabilities as reported on the Statement of Condition		$31,984	$(235,417)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

For additional information, see Note 7 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this report.

Credit Risk

We are subject to credit risk on our interest-rate exchange agreements, primarily because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except for LBSF as discussed below, as a result of our risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

Our credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum counterparty credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2009 and December 31, 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $37.8 million and $32.0 million and included $20.4 million and $11.0 million of net accrued interest receivable. We held no cash collateral from any of our counterparties as of March 31, 2009 or December 31, 2008. However, we held securities from our counterparties with a fair value of $20.8 million and $9.0 million, which is not included in our derivative asset or liability balance as of March 31, 2009 and December 31, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, it would be in violation of these provisions, and the counterparties to the interest-rate exchange agreements could request immediate and ongoing full overnight collateralization on derivatives in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2009 was $301.1 million, for which we have posted collateral of $37.6 million in the normal course of business. Had the Seattle Bank’s individual credit rating been lowered by one rating level, we would not have been required to deliver additional collateral to our derivative counterparties as of March 31, 2009. Our credit rating has not changed since 2008.

Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,942,712	$		$		$
AA–	8,810,350
A+	14,849,338		34,614		20,846		13,768
A	7,340,998		3,217				3,217

Total	$40,943,398		$37,831		$20,846		$16,985

	As of December 31, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$6,524,654	$		$		$
AA	1,307,816
AA–	10,853,390
A+	7,424,101		31,418		8,961		22,457
A	4,535,483		566				566

Total	$30,645,444		$31,984		$8,961		$23,023

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of very high credit quality and also have collateral agreements in place with each counterparty. As of March 31, 2009 and December 31, 2008, 14 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of March 31, 2009 and December 31, 2008, 45.8% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements was with five and six counterparties rated “AA–” or higher from an NRSRO, such as S&P or Moody’s. As of March 31, 2009 and December 31, 2008, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of at least “A” or equivalent.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. As of March 31, 2009, our S&P long-term counterparty credit rating was “AA+” with a ratings outlook of stable and our Moody’s rating was “Aaa” with a ratings outlook of stable. On May 7, 2009, Moody’s reaffirmed our long-term rating and outlook. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2008 annual report on Form 10-K.

Consolidated Obligation Discount Notes

Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 38.8%, to a par amount of $22.1 billion as of March 31, 2009, from $15.9 billion as of December 31, 2008. During the three months ended March 31, 2009, market demand was primarily for short-term, high-quality financial instruments due to the continued volatility and uncertainty in the global capital markets. As a result, we significantly increased the balance of our consolidated obligation discount notes as a proportion of our total consolidated obligations to fund short-term advances and investments.

Consolidated Obligation Bonds

Our allocated portion of the par amount of FHLBank System combined consolidated obligation bonds outstanding decreased 18.5% to a par amount of $31.1 billion as March 31, 2009, from $38.1 billion as of December 31, 2008. Due to the demand for short-term, high-quality financial instruments in the three months ended March 31, 2009 and the relatively higher cost of and lack of demand for longer-term funding, we significantly decreased our issuances of longer-term fixed interest-rate consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds decreased by $7.3 billion, or 55.3%, to $5.9 billion as of March 31, 2009 from December 31, 2008. The decrease in variable interest-rate consolidated obligation bonds generally corresponded to the decrease in variable interest-rate investments and fixed interest-rate advances swapped to variable interest rates made during the three months ended March 31, 2009. The interest rates on these consolidated obligation bonds and advances are generally based on the London Interbank Offered Rate (LIBOR).

We seek to match, to the extent possible, the anticipated cash flows of our debt to the anticipated cash flows of our assets. The cash flows of mortgage-related assets are largely dependent on the prepayment behavior of borrowers. When interest rates rise and all other factors remain unchanged, borrowers (and issuers of callable investments) tend to refinance their debts more slowly than originally anticipated; when interest rates fall, borrowers tend to refinance their debts more rapidly than originally anticipated. We use a combination of bullet and callable debt in seeking to match the anticipated cash flows of our fixed interest-rate mortgage-related assets and callable investments, using a variety of prepayment scenarios.

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term-to-maturity assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the first three months of 2009 and in 2008, issuance costs for discount notes were less expensive than structured funding (i.e., interest-rate swapped consolidated obligations with option features).

Our callable consolidated obligation bonds decreased by $1.8 billion, or 21.2%, to $6.7 billion, as of March 31, 2009, compared to December 31, 2008, primarily due to shifts in our structured funding portfolio. When appropriate, we use structured funding to reduce funding costs and manage liquidity and interest-rate risk. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes.

During the three months ended March 31, 2009 and 2008, we called and extinguished certain high-cost debt primarily to economically lower the relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligations called and extinguished for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Consolidated Obligations Called and Extinguished	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$4,967,255	$9,856,350
Weighted-average interest rate	4.59%	4.84%

Consolidated Obligations Extinguished
Par value		189,390
Weighted-average interest rate		5.29%

Total par value	$4,967,255	$10,045,740

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $89.2 million, to $671.4 million, as of March 31, 2009, compared to December 31, 2008, primarily due to an increase in demand, overnight, and term deposits. Demand deposits comprised the largest percentage of deposits, representing 72.5% and 66.9% of deposits as of March 31, 2009 and December 31, 2008. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. We had not transactions outstanding under such agreements as of March 31, 2009 or December 31, 2008.

Other Liabilities

Other liabilities, primarily consisting of accounts and miscellaneous payable balances, increased by $378.8 million, to $416.5 million as of March 31, 2009 compared to December 31, 2008, primarily due to $382.0 million in traded not settled securities recorded on our Statement of Condition.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and nonmember shareholders, retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 6 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our capital resources decreased by $805.7 million, to $960.6 million as of March 31, 2009 from December 31, 2008. This decrease was primarily driven by other-than-temporary impairment charges on our held-to-maturity securities, partially offset by increases in outstanding Class A capital stock.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A stock and Class B stock as further described below. In accordance with SFAS 150, we reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. See Notes 1 and 14 in “Part II—Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” of our 2008 annual report on Form 10-K for additional information.

Class A Stock

Class A stock may be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class A stock may only be issued to satisfy a member’s advance stock purchase requirement for a new advance. Class A stock is generally redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank, pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. A member can only use Class A stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to shareholdings. As of March 31, 2009 and December 31, 2008, our outstanding Class A stock totaled $158.1 million (of which $23.7 million was classified as mandatorily redeemable capital stock) and $139.3 million (of which $21.5 million was classified as mandatorily redeemable capital stock). As of March 31, 2009, there were $572,000 in excess Class A capital stock redemption requests outstanding that is not classified to mandatorily redeemable Class A stock. There were no excess Class A capital stock redemption requests outstanding as of December 31, 2008.

On May 12, 2009, the Board of Directors (Board) of the Seattle Bank suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances will have to be supported by Class B capital stock, which can be used to reduce the Seattle Bank’s risk-based capital deficiency.

Class B Stock

Class B stock can be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Board regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of March 31, 2009 and December 31, 2008, our outstanding Class B capital stock totaled $2.6 billion (with $897.2 million classified as mandatorily redeemable capital stock) and $2.6 billion (including $896.4 million classified as mandatorily redeemable capital stock). In addition, as of March 31, 2009 and December 31, 2008, outstanding excess Class B stock redemption requests that is not classified as mandatorily redeemable stock totaled $198.5 million and $195.2 million. All of the Class B stock related to member withdrawals, arising from the acquisition of sixteen members by out-of-district institutions and 13 voluntary withdrawal requests, and two redemption requests have been classified as mandatorily redeemable capital stock on our Statements of Condition.

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

Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock

The Board approved the December 2006 amendments to our Capital Plan with the expectation that they would encourage new borrowing by members of the Seattle Bank and simplify the terms and provisions of the Capital Plan. Key amendments made to the Capital Plan included provisions for Class A stock and members’ access to an excess stock pool (which expired in October 2008), which could be used to support certain additional advances without requiring a member to purchase additional stock.

In December 2007, we requested approval from the Finance Agency to remove the 50% dividend limitation and introduce a modest excess Class B stock repurchase program in 2008. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retained the ability to redeem Class B stock following the expiration of the statutory five-year redemption period. During the first three months of 2009 and in 2008, the significant reduction in the market value and demand for mortgage-backed securities adversely impacted the unrealized market value loss of investments for a number of banks in the FHLBank System, including the Seattle Bank, resulting in voluntary suspensions of dividends and stock repurchases in order to conserve capital. As a result of these market value declines, we reported unrealized market value losses of $1.4 billion and $2.1 billion and a risk-based capital deficiency as of March 31, 2009 and December 31, 2008. A subsequent increase in market values on our private-label mortgage-backed securities corrected our risk-based deficiency as of January 31, 2009, and in February 2009, we redeemed $669,000 in Class B capital stock from a former member following the five-year redemption period. Due to an increase in the credit-risk component as a result of, among other things, rating agency downgrades in the first quarter of 2009 on a number of our private-label mortgage-backed securities, we again had a risk-based capital deficiency as of March 31, 2009 and continue to have such as deficiency as of April 30, 2009. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we cannot predict when we will or be able to resume dividend payments and stock repurchases or redemptions. Further, the Finance Agency or other regulatory or legislative body could require us to take specified actions relating to any capital deficiencies.

In February 2008, we amended our Capital Plan to (i) allow for transfers of excess stock at par value between unaffiliated members pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement gives us greater flexibility in our capital management practices, which is critical to effectively managing growth, changes in our advance business, or increasing capital. Changes to this requirement would only be applied prospectively to new or renewing advances.

The Capital Plan provides that we may impose a redemption cancellation fee upon a member or a successor to a former member that has given notice of its intent to redeem Class A or Class B capital stock and subsequently revokes or cancels such redemption request. On May 12, 2009, the Board determined that, effective immediately, any member that had previously notified us of its intent to withdraw its membership and rescinds its notice of intent to withdraw from membership on or before December 31, 2009, shall not be subject to a redemption cancellation fee. The Board also determined that any redemption cancellation fees applicable to the transfer of excess Class A or Class B capital stock from a member or successor to a member shall also be waived. Currently, ten members holding $58.9 million of mandatorily redeemable capital stock are eligible for the cancellation fee waiver should they rescind their notices of intent to withdraw from membership.

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net loss was $16.2 million for the three months ended March 31, 2009, compared to net income of $31.5 million for the three months ended March 31, 2008.

Dividends

Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of March 31, 2009, the Seattle Bank had excess stock of $1.1 billion, or 1.9% of total assets.

In May 2005, the Finance Board accepted our business plan which was initially implemented under the terms of a written agreement with the Finance Board in December 2004 and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the Finance Board conditions, our Board adopted these policies:

•	suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made only after prior approval of the Finance Agency, and

•	suspending indefinitely the repurchase of any Class B stock, except for a limited amount of excess Class B stock repurchases that may be made after prior approval of the Finance Agency.

The Finance Board’s termination of the written agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Finance Agency granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiver from the Finance Agency, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target had been met and the Finance Agency had removed our dividend restrictions. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Finance Agency.

As a result of the decline in the market value of our private-label mortgage-backed securities, we reported a risk-based capital deficiency as of March 31, 2009. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we did not declare a dividend for the first quarter of 2009 and will not be able to redeem or repurchase any outstanding Class A or Class B stock until this deficiency is corrected and we comply with all of our regulatory capital requirements. Because of the instability in the mortgage-backed securities market and its impact on our risk-based capital, we cannot predict when we will or be able to resume dividend payments and stock repurchases or redemptions. The Finance Agency or other regulatory or legislative body could, among other things, require us to take specified actions relating to any capital deficiencies.

Retained Earnings/Accumulated Deficit

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2009, the Board established a revised retained earnings target of $273.0 million. We reported retained earnings of $198.3 million as of March 31, 2009, an increase of $277.2 million from the accumulated deficit of $78.9 million as of December 31, 2008, primarily resulting from our adoption of FSP FAS 115-2, under which we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a related adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $1.1 billion as of March 31, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of FSP FAS 115-2 as of January 1, 2009, we recognized the $293.4 million cumulative effect of initially applying FSP FAS 115-2 as an increase to our retained earnings at January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. In addition, for the three months ended March 31, 2009, we recognized total OTTI charges of $895.2 million on our private-label mortgage-backed securities, of which $823.5 million were related to non-credit losses, and which are reported in our Statement of Condition in other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.”

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. With the exception of our risk-based capital requirement as of March 31, 2009 and December 31, 2008, we were in compliance with these statutory capital requirements, which are described below, as of March 31, 2009 and December 31, 2008.

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

Only permanent capital, defined as retained earnings and Class B stock (including mandatorily redeemable Class B stock), can satisfy the risk-based capital requirement. Class A stock (including mandatorily redeemable Class A stock) and accumulated other comprehensive loss are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of March 31, 2009 and December 31, 2008.

Permanent Capital and Risk-Based Capital Requirements	As of March 31, 2009	As of December 31, 2008
(in thousands)
Permanent Capital
Class B stock	$1,733,093	$1,730,287
Mandatorily redeemable capital stock	897,243	896,400
Retained earnings (accumulated deficit)	198,314	(78,876)

Permanent capital	$2,828,650	$2,547,811

Risk-Based Capital Requirement
Credit risk	281,370	154,760
Market risk	2,253,533	1,927,548
Operations risk	760,471	624,692

Risk-based capital requirement	$3,295,374	$2,707,000

Risk-based capital deficiency	$(466,724)	$(159,189)

The increase in our risk-based capital requirement as of March 31, 2009, compared to December 31, 2008, primarily reflected the increased market-risk capital due to further market value decreases in our private-label mortgage-backed securities, as well as the increased credit-risk capital required as a result of downgrades on our private-label mortgage-backed securities. The operations risk component increased because it is calculated as a percentage of the sum of the market- and credit-risk components.

Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total capital is the sum of permanent capital, Class A stock (including mandatorily redeemable Class A stock),, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set target of 4.10%.

In September 2008, in order to reduce our unsecured counterparty exposure, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we have extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance. Because we were unable to fully replace the unsecured investments as they matured with secured investments, our capital-to-assets ratio increased to 5.24% as of March 31, 2009. Until the capital markets begin to operate more normally, we expect to continue to manage our business to a capital-to-assets ratio target higher than 4.10%, although our actual capital-to-assets ratio may vary, possibly significantly.

The following table presents our capital-to-assets ratios as of March 31, 2009 and December 31, 2008.

Capital-to-Assets Ratios	As of March 31, 2009	As of December 31, 2008
(in thousands, except percentages)
Minimum Board-approved capital (4.05% of total assets)	$2,306,371	$2,363,648
Total regulatory capital	2,986,799	2,687,140
Capital-to-assets ratio	5.24%	4.60%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Primarily for the same reasons that resulted in the significant increase in our capital-to-assets ratio, our leverage ratio also significantly increased as of March 31, 2009 from December 31, 2008.

The following table presents our leverage ratios as of March 31, 2009 and December 31, 2008.

Leverage Ratios	As of March 31, 2009	As of December 31, 2008
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,847,371	$2,918,085
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,401,124	3,961,046
Leverage ratio (leverage capital as a percentage of total assets)	7.73%	6.79%

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

The Director of the Finance Agency may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director of the Finance Agency that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. See “Part I. Item 1. Business—Regulations—Capital Status Requirements,” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are not determined to be adequately capitalized.

As of May 18, 2009, we had received no notification from the Finance Agency regarding our capital adequacy classification.

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of March 31, 2009 and December 31, 2008.

Unpledged Qualifying Assets	As of March 31, 2009	As of December 31, 2008
(in thousands)
Outstanding debt	$53,480,952	$54,468,680
Aggregate qualifying assets	56,854,081	58,278,884

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective March 6, 2009, formalizing its request for increases in liquidity of FHLBanks that was provided to the FHLBanks in the fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to an FHLBank’s anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period, an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance an FHLBank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Beginning in the fourth quarter of 2008, we held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance and ensure adequate liquidity availability for member advances.

As of March 31, 2009 and December 31, 2008, we were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity. For additional information on our statutory liquidity requirements, see “Part I. Item 1. Business—Regulation—Liquidity Requirements” in our 2008 annual report on Form 10-K for additional information.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (Lending Agreements) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $31.3 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral.

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

As of March 31, 2009, no FHLBank had drawn on the available source of liquidity provided by its Lending Agreement.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of March 31, 2009.

	As of March 31, 2009
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$184,963	$		$		$		$184,963
Consolidated obligation bonds (at par)*	16,738,835		3,370,295		5,115,500		5,862,940	31,087,570
Derivative liabilities	263,583							263,583
Mandatorily redeemable capital stock	86,683		64,141		770,148			920,972
Operating leases	3,152		6,519		3,663			13,334

Total contractual obligations	$17,277,216		$3,440,955		$5,889,311		$5,862,940	$32,470,422

Other Commitments
Commitments for additional advances	$8,146		$4,400	$		$		$12,546
Standby letters of credit	1,065,492		169,439					1,234,931
Standby bond purchase agreements			51,160					51,160
Unused lines of credit and other commitments			50,000					50,000

Total other commitments	$1,073,638		$274,999	$		$		$1,348,637

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of March 31, 2009, we had $221.3 million in agreements outstanding to issue consolidated obligation bonds and discount notes.

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

In January 2009, the Office of Finance’s board of directors approved a recommendation to establish a special assessment in an amount equal to six times an FHLBank’s average monthly assessment (calculated using the most recent 12 months of regular Office of Finance assessments) as a deterrent for an FHLBank missing an agreed-upon financial reporting deadline in order to ensure timely publication of combined FHLBank System operating highlights and financial reports. A special assessment would be assessed upon missing an agreed-upon financial reporting deadline, and once paid, it would be applied as a reduction to the other FHLBanks’ next regular monthly Office of Finance assessment. In March 2009, the Seattle Bank was notified by the Office of Finance that it was being assessed a special assessment of $1.1 million for missing the due date for provision of the Seattle Bank’s information for the 2008 combined FHLBank System operating highlights and financial report, under the new special assessment policy. We appealed the special assessment and were notified in May 2009 that we would not be required to pay the special assessment.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The Seattle Bank recorded a net loss of $16.2 million for the three months ended March 31, 2009, a decrease of $47.7 million from net income of $31.5 million for the three months ended March 31, 2008. The decrease in net income for the three months ended March 31, 2009 was primarily due to a $71.7 million OTTI credit-related charge on certain of our held-to-maturity securities (discussed in “––Other Loss” below).

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income. Between March 31, 2009 and March 31, 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate from 2.25% to between 0% and 0.25%, in an effort to stimulate the U.S. economy. As a result of our significant holdings of short-term advances and investments, we expect net interest income to be unfavorably impacted by the lower federal funds rates.

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2009 and 2008. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009			2008
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$36,702,021	$179,233	1.98	$39,870,790	$439,060	4.43
Mortgage loans held for portfolio	5,016,411	63,640	5.15	5,598,643	68,446	4.92
Investments	18,077,100	72,332	1.60	21,632,409	198,367	3.69
Other interest-earning assets	53,880	27	0.20	1,810	14	3.14

Total interest-earning assets	59,849,412	315,232	2.13	67,103,652	705,887	4.23

Other assets	260,645			436,991

Total assets	$60,110,057			$67,540,643

Interest-Bearing Liabilities:
Consolidated obligations	$56,082,752	$240,387	1.74	$62,875,640	$631,634	4.04
Deposits	633,932	481	0.31	1,160,824	9,255	3.21
Mandatorily redeemable capital stock	919,382			82,345	245	1.20
Other borrowings	2,904			330	3	4.40

Total interest-bearing liabilities	$57,638,970	$240,868	1.69	$64,119,139	$641,137	4.02

Other liabilities	664,908			731,860
Capital	1,806,179			2,689,644

Total liabilities and capital	$60,110,057			$67,540,643

Net interest income		$74,364			$64,750

Interest-rate spread			0.44			0.21
Net interest margin			0.49			0.39

For the three months ended March 31, 2009, the average composition of our interest-earning assets changed significantly from the same period in 2008, with decreases in all major asset portfolios. The average balances of our advances and investments decreased, reflecting decreased demand for advances as our borrowers reduced the sizes of their balances sheets and corresponding requirement for short-term investments for liquidity. The further reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Significantly lower prevailing interest rates impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios, where yields generally declined significantly for the three months ended March 31, 2009, compared to the same period in 2008.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009 v. 2008 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(32,468)	$(227,359)	$(259,827)
Investments	(26,338)	(99,697)	(126,035)
Mortgage loans held for portfolio	(7,315)	2,509	(4,806)
Other loans	38	(25)	13

Total interest income	(66,083)	(324,572)	(390,655)

Interest Expense
Consolidated obligations	(62,036)	(329,211)	(391,247)
Mandatorily redeemable capital stock	223	(468)	(245)
Deposits	(2,931)	(5,843)	(8,774)
Other borrowings	3	(6)	(3)

Total interest expense	(64,741)	(335,528)	(400,269)

Change in net interest income	$(1,342)	$10,956	$9,614

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased significantly for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to significantly lower short-term interest rates.

During the three months ended March 31, 2009, compared to the same period in 2008, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 23 basis points to 44 basis points. The improvement of our interest-rate spread primarily resulted from a reduction in the average cost of our consolidated obligations.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Interest Income	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$175,245	$424,589	(58.7)
Prepayment fees on advances, net	3,988	14,471	(72.4)

Subtotal	179,233	439,060	(59.2)
Investments	72,359	198,367	(63.5)
Mortgage loans held for portfolio	63,640	68,446	(7.0)
Loans to other FHLBanks and other		14	(100.0)

Total interest income	$315,232	$705,887	(55.3)

Total interest income decreased for the three months ended March 31, 2009, compared to the same period in 2008, due to significant decreases in both yields and volumes on advances and investments.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 58.7% for the three months ended March 31, 2009, compared to the same period in 2008. This decline was due to both declines in yield and average advance volume. The average yield on advances (including prepayment fees) decreased by 245 basis points to 1.98% for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to significant declines in prevailing short-term interest rates. This decline was magnified because our advance portfolio during the first quarter of 2009 was heavily weighted toward short-term advances. Further, average advance volume declined $3.2 billion for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to decreased advance activity with our largest borrowers, although we had generally decreased advance demand across the membership in the first quarter of 2009.

For the three months ended March 31, 2009, new advances totaled $21.1 billion and maturing advances totaled $26.1 billion. Advance activity for the three months ended March 31, 2009 was significantly below the advance activity for the same period in 2008, when new advances totaled $31.0 billion and maturing advances totaled $39.1 billion.

While the long-term impact of the completed BofA/Merrill Lynch merger transaction on our advance levels is unknown, in March 2009, Merrill Lynch Bank, USA prepaid $2.9 billion in outstanding advances and had no advances outstanding as of March 31, 2009 while Bank of America Oregon, N.A. had $6.7 billion in outstanding advances as of such date. We expect that advance volumes and associated advance interest income will continue the decline that began in fourth quarter 2008 as a result of the acquisition of our then largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase, a non-member institution. The majority of this former member’s advances mature during 2009, and it is unknown at this time whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

Prepayment Fees on Advances

For the three months ended March 31, 2009, we recorded net prepayment fee income on advances of $4.0 million, primarily resulting from fees charged to borrowers that prepaid $3.2 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $7.6 billion in advances for the three months ended March 31, 2008, resulting in net prepayment fee income of $14.5 million.

Short-Term and Held-to-Maturity Investments

Interest income from investments, which includes short-term investments and long-term held-to-maturity investments decreased by 45.6% for the three months ended March 31, 2009, compared to the same period in 2008. This decrease primarily resulted from lower average yields on investments and a higher proportion of lower yielding short-term investments to our total investment portfolio. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we have extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 7.0% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $582.2 million, to $5.0 billion, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to receipt of principal payments. Partially offsetting this decrease in interest income from our mortgage loans held for portfolio was a 23-basis point increase in the average yield on mortgage loans held for portfolio for the three months ended March 31, 2009, compared to the same period in 2008. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Interest Expense	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$31,615	$145,990	(78.3)
Consolidated obligations - bonds	208,772	485,644	(57.0)
Deposits	481	9,255	(94.8)
Securities sold under agreements to repurchase		3	(100.0)
Mandatorily redeemable capital stock		244	(100.0)
Other borrowings		1	(100.0)

Total interest expense	$240,868	$641,137	(62.4)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 78.3% for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to lower prevailing interest rates. Investor demand for high-quality, short-term debt instruments was strong during the first quarter of 2009, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes. The average balance of our consolidated obligation discount notes increased by 28.9% to $21.7 billion for the three months ended March 31, 2009, compared to the same period in 2008.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 57.0% for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the decreased issuances of longer-term consolidated obligation bonds and lower prevailing interest rates. During the first quarter of 2009, demand for longer-term debt remained low, which negatively impacted the interest rates on these types of instruments. The average balance of our consolidated obligation bonds decreased by 25.4%, to $34.3 billion, and average yield on such bonds declined by 178 basis points, to 2.47%, for the three months ended March 31, 2009, compared to the same period in 2008.

Deposits

Interest expense on deposits decreased by 94.8% for the three months ended March 31, 2009, compared to the same period in 2008, due to a 290-basis point decrease in the average interest rate paid on deposits and a $526.9 million decrease in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions.

Mandatorily Redeemable Capital Stock

Although the average balance of mandatorily redeemable stock increased by $837.0 million to $919.4 million, interest expense was zero for the three months ended March 31, 2009, due to our inability to pay dividends while we have a risk-based capital deficiency.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$4,282	$(8,445)	$(4,163)	$(55,491)
Consolidated obligation bonds	(58,897)	58,843	(54)	58,102
Consolidated obligation discount notes	(6,878)	8,226	1,348	3,931

Total	$(61,493)	$58,624	$(2,869)	$6,542

	Three Months Ended March 31, 2008
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(15,413)	$16,723	$1,310	$(2,416)
Consolidated obligation bonds	128,956	(127,663)	1,293	28,494

Total	$113,543	$(110,940)	$2,603	$26,078

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements had a net favorable effect on our net interest income for the three months ended March 31, 2009 and 2008, primarily because we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in increases in net interest income for the three months ended March 31, 2009 and 2008.

Other Loss

Other loss includes member service fees, credit-related portion of OTTI charges on held-to-maturity securities, net (loss) gain on derivatives and hedging activities, net realized (loss) gain on the early extinguishment of consolidated obligations, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other loss for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Other Loss	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$572	$449	27.4
Net other-than-temporary impairment loss on held-to-maturity securities	(71,668)
Net (loss) gain on derivatives and hedging activities	(2,941)	6,001	(149.0)
Net realized loss on early extinguishment of consolidated obligations	(4,526)	(16,177)	72.0
Other income (loss), net	13	(106)	112.3

Total other loss	$(78,550)	$(9,833)	(698.8)

Total other loss increased by $68.7 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a $71.7 million increase in the credit-related portion of OTTI charges on held-to-maturity securities and an $8.9 million increase in net (loss) gain on derivatives and hedging activities. These increases were offset by an $11.7 million decrease in net realized loss on early extinguishment of consolidated obligations. The significant changes in other loss are discussed in more detail below.

Other-Than-Temporary Impairment Charge on Held-to-Maturity Securities

For the three months ended March 31, 2009, we recognized OTTI charges of $71.7 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statement of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $823.5 million related to non-credit losses, which are reported in our Statement of Condition in other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities”. We did not have similar charges for the three months ended March 31, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. The accretion increases the carrying value of each security and continues until each security is sold or matures or has an additional OTTI charge that is recognized in earnings. See “—Financial Condition—Investments—Other-Than-Temporary Impairment Assessment” for additional information.

The following table summarizes key information as of March 31, 2009 on the private-label securities on which we recorded OTTI charges during the first quarter of 2009.

	As of March 31, 2009				For the Three Months Ended March 31, 2009
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total OTTI Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$1,758,993	$1,681,522	$(1,102,296)	$579,226	$(71,668)	$(823,527)	$(895,195)

Key inputs and assumptions used to measure the amount of credit loss related to private-label mortgage-backed securities include prepayments, default rates and loss severity. To discount expected cash flows expected to be collected, we use the interest rate in effect prior to impairment.

See “—Financial Condition—Investments—Other-Than-Temporary Impairment Assessment” for additional information.

Net (Loss) Gain on Derivatives and Hedging Activities

For the three months ended March 31, 2009, we recorded an increase of $8.9 million in our total net (loss) gain on derivatives and hedging activities, compared to the same period in 2008. These changes are discussed below.

Advances

For the three months ended March 31, 2009, we recognized a net loss of $4.2 million on interest-rate exchange agreements used to hedge advances, compared to a net gain of $1.3 million for the same period in 2008.

Consolidated Obligation Bonds

For the three months ended March 31, 2009, we recognized a net loss of $54,000 on interest-rate exchange agreements used to hedge consolidated obligation bonds, compared to a net gain of $1.3 million for the same period in 2008.

Consolidated Obligation Discount Notes

For the three months ended March 31, 2009, we recognized a net gain of $1.3 million on interest-rate exchange agreements used to hedge consolidated obligation discount notes. There was no comparable activity during the three months ended March 31, 2008.

Economic Hedges

For the three months ended March 31, 2009, we recorded a net loss of $72,000, compared to a net gain of $3.4 million for the same period in 2008. These net gains are discussed by derivative type below.

Caps and Floors

As of March 31, 2009, we held $240.0 million notional amount of interest-rate caps that were used to economically hedge changes in the fair value of our assets and liabilities, compared to $260.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors as of March 31, 2008. Our recorded net loss related to interest-rate caps and floors was $184,000 for the three months ended March 31, 2009, compared to a net gain of $1.3 million for the same period in 2008.

Swaptions

For the three months ended March 31, 2008, we recorded a net gain of $1.6 million on $850.0 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to reduce our negative convexity of equity. There was no comparable activity during the three months ended March 31, 2009.

Interest-Rate Swaps

For the three months ended March 31, 2009, we recorded a net gain of $112,000 on interest-rate swaps economically hedging our consolidated obligations and advances, compared to a net gain of $509,000 relating to such interest-rate swaps for the same period in 2008.

Net Realized Loss on Early Extinguishment of Consolidated Obligation Bonds

During the three months ended on March 31, 2009, we recorded net losses of $4.5 million related to calls of consolidated obligations and no losses on extinguishments of consolidated obligations, net of interest rate exchange agreement cancellations. During the same period of 2008, we recorded net losses of $6.6 million on consolidated obligation calls and net losses of $9.6 million on extinguishment of consolidated obligations, net of interest rate exchange agreement cancellations.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Consolidated Obligations Called and Extinguished	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$4,967,255	$9,856,350
Weighted-average interest rate	4.59%	4.84%
Consolidated Obligations Extinguished
Par value		189,390
Weighted-average interest rate		5.29%

Total par value	$4,967,255	$10,045,740

We call and extinguish this debt primarily to economically lower the relative cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Other Expense

Other expense includes operating expenses, Finance Board/Finance Agency and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
Other Expense	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating:
Compensation and benefits	$6,652	$6,358	4.6
Occupancy cost	1,167	1,211	(3.6)
Other operating	3,062	3,301	(7.2)
Finance Agency/Finance Board	496	503	(1.4)
Office of Finance	484	470	3.0
Other	145	165	(12.1)

Total other expense	$12,006	$12,008	(0.0)

Total other expense was essentially unchanged for the three months ended March 31, 2009, compared to the same period in 2008. Increased compensation and benefits expense was essentially offset by reduced other operating expense due to contractor conversions to employees during 2008.

Assessments

Due to our first quarter of 2009 net loss, we had no AHP and REFCORP assessments for the three months ended March 31, 2009. The table below presents our AHP and REFCORP assessments for the three months ended March 31, 2009 and 2008. The amount shown in REFCORP expense for the three months ended March 31, 2009 represents an adjustment of 2007 charges recorded in early 2009.

	For the Three Months Ended March 31,
AHP and REFCORP Assessments	2009		2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$		$3,528	(100.0)
REFCORP		33	7,876	(99.6)

Total assessments		$33	$11,404	(99.7)

Due to our payment of quarterly REFCORP assessments during 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” in our 2008 annual report on Form 10-K for additional information on our assessments.

Summary of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is provided in our 2008 annual report on Form 10-K. Except as disclosed below, there have been no significant changes to our critical accounting policies or the estimates and assumptions used to apply them during the three months ended March 31, 2009.

Estimation of Other-than-Temporary Impairments of Securities

The continued deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk exposure on our private-label mortgage-backed securities. Our investments in private-label mortgage-backed securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and volatile conditions in the credit markets, we closely monitor the performance of our investment securities classified as held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with SFAS 115 (as amended by FSP FAS No 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, and FSP FAS 115-2).

For impaired debt securities, FSP FAS 115-2 requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. We consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, we evaluate other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO® credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic information, and the security’s performance. If our initial analysis identifies securities at risk of OTTI, we perform additional testing of these investments, which are typically private-label mortgage-backed securities. At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. If a security’s cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. The OTTI recognized in accumulated comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “—Financial Condition and Results of Operations—Investments—Credit Risk.”

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1, 2, and 9 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” of this report, and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Summary of Critical Accounting Policies and Estimates” included in our 2008 annual report on Form 10-K.

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

For entities with low market value of equity in relation to total assets, changes in market conditions, including changes in or volatility of interest rates and yield-curve shifts, cause proportionately high and volatile risk measures. The table below provides financial data relating to the significant decrease in our market value of equity as of March 31, 2009, compared to December 31, 2008. This decline in our market value of equity was primarily driven by material declines in the market value of our mortgage-backed securities backed by Alt-A collateral.

	As of March 31, 2009	As of December 31, 2008	Change
(in thousands, except ratios)
Regulatory capital	2,986,799	2,687,140	299,659
Market value (loss)	(1,429,841)	(2,070,136)	640,295
Market value of equity (including mandatorily redeemable capital stock)	450,757	578,875	(128,118)
Total assets	56,947,426	58,361,690	(1,414,264)
Market value leverage ratio*	126.3	100.8	25.5

*	Market value leverage ratio is calculated by dividing total assets by the market value of equity.

We evaluate our market-risk measures on an ongoing basis, under a variety of parallel and non-parallel shock scenarios. As of March 31, 2009 and December 31, 2008, due to our significantly decreased market value of equity, we were out of compliance with our primary risk measures, as further discussed below. These primary risk measures are used for regulatory reporting purposes, however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our Alt-A-backed mortgage-backed securities portfolio. The following table summarizes our primary risk measures and their respective limits as of March 31, 2009 and December 31, 2008.

Primary Risk Measures	As of March 31, 2009	As of December 31, 2008
Effective duration of equity	7.98	23.59
Effective convexity of equity	12.13	(6.18)
Effective key-rate-duration-of-equity mismatch	20.59	16.09
Market value-of-equity sensitivity (+ 100 basis point shock scenario) (in percentages)	(6.06)%	(27.24)%
Market value-of-equity sensitivity (-100 basis point shock scenario) (in percentages)	20.38%	20.92%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. The reduction in the effective duration of equity primarily resulted from a decrease in duration contributions of our mortgage-related assets and advances (net of derivatives hedging our advances). Decreases in the duration contributions of our consolidated obligation bonds further reduced our effective duration. The increase in the effective convexity of equity was primarily caused by reduced negative convexity contributions of our mortgage-related assets, increased positive convexity of our advances (including the derivatives hedging the advances), and increased positive convexity contributions from our callable consolidated obligations. Effective key-rate-duration-of-equity mismatch increased as of March 31, 2009 from December 31, 2008, primarily due to the changes described above for our duration-related measures, which were exacerbated by the high market value leverage ratio.

Our estimates of our market-value-of-equity sensitivity changes resulting from up 100-basis point changes in interest rates improved as a result of the reduced duration, but the shock values remain elevated due to the very depressed market value of our equity and the resulting high market value leverage ratio as of March 31, 2009 and December 31, 2008.

In the first quarter of 2009, we continued our market-risk measurement process improvements. For market-risk management purposes, we replaced the adjusted risk measures used in the third and fourth quarters of 2008 with a more sophisticated disaggregation of our operations to better isolate the effects of credit/liquidity associated with our Alt-A-backed collateral. Commencing in mid-January 2009, for market-risk management purposes, we began reporting on a market value basis (i) a credit/liquidity portfolio and (ii) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are backed by Alt-A mortgage-backed securities portfolio along with the liabilities that fund these assets, as well as any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not backed by Alt-A collateral, along with the funding and hedges associated with these assets. This process allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply to the basis and mortgage book risk measures, just as they previously applied to our adjusted risk measures in the third and fourth quarters of 2008. The following tables summarize our basis and mortgage book risk measures and their respective limits as of March 31, 2009 and our adjusted risk measures as of December 31, 2008.

Mortgage and Basis Book Risk Measures and Limits	As of March 31, 2009	Risk Measure Limit
Effective duration of equity	(1.68)	+/-5.00
Effective convexity of equity	(0.68)	+/-5.00
Effective key-rate-duration-of-equity mismatch	2.73	+/-3.50
Market-value-of-equity sensitivity (+100 basis point shock scenario) (in percentages)	0.82%	+/-4.50%
Market-value-of-equity sensitivity (-100 basis point shock scenario) (in percentages)	(0.71)%	+/-4.50%

Adjusted Risk Measures and Limits	As of December 31, 2008	Risk Measure Limit
Effective duration of equity	10.56	+/-5.00
Effective convexity of equity	(9.34)	+/-4.00
Effective key-rate-duration-of-equity mismatch	4.75	+/-3.50
Market-value-of-equity sensitivity (+100 basis point shock scenario) (in percentages)	(15.75)%	+/-4.50%
Market-value-of-equity sensitivity (-100 basis point shock scenario) (in percentages)	6.41%	+/-4.50%

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

The total notional amount of interest-rate exchange agreements outstanding was $40.9 billion and $30.6 billion as of March 31, 2009 and December 31, 2008. We report our derivatives in the Statements of Condition at their estimated fair value. As of March 31, 2009 and December 31, 2008, we held derivative assets of $37.8 million and $32.0 million, as well as derivative liabilities of $263.6 million and $235.4 million. See “—Financial Condition – Derivative Assets and Liabilities”, for additional information.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Seattle Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended, (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving stated goals under all potential conditions.

As discussed in “Part II. Item 9A(T) – Controls and Procedures” of our 2008 annual report on Form 10-K, our management concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of December 31, 2008 due to a material weakness in our control environment, which also contributed to the existence of additional material weaknesses related to the financial reporting and accounting for private-label mortgage-backed securities and amortization of premiums and discounts on held-to-maturity securities. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Seattle Bank’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2009, the end of the period covered by this report. Based on this evaluation, our management has concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of March 31, 2009, because the previously identified material weaknesses as of December 31, 2008 and September 30, 2008 have not been fully remediated.

The Seattle Bank’s senior management performed additional analysis and other procedures to ensure that our financial statements contained within this quarterly report on Form 10-Q were prepared in accordance with GAAP. Accordingly, notwithstanding the material weaknesses described below, we believe our financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations, and cash flows, for the periods presented.

Material Weaknesses

Control Environment

As of December 31, 2008, we had not maintained an effective control environment based on the criteria established in the COSO Framework, and as of March 31, 2009 had not fully remediated such control environment, specifically:

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

•

We did not establish and maintain an adequate assignment of authority and segregation of duties among members of management. Specifically, a member of senior management and an analyst that participated in OTTI evaluation for private-label mortgage-backed securities were members of the department which was also responsible for the purchase of such securities.

The material weakness in our control environment contributed to the existence of the additional material weaknesses described below, as of December 31, 2008. In addition, this control environment material weakness could result in a material misstatement to any of our financial statement accounts and disclosures. Such a misstatement, if not prevented or detected on a timely basis, could result in a material misstatement to the annual or interim financial statements.

Financial Reporting and Accounting for Private-Label Mortgage-Backed Securities. As of December 31, 2008, we had not designed and maintained effective controls to ensure that financial reporting and accounting for OTTI of private-label mortgage-backed securities were in conformity with GAAP. Specifically, we did not utilize an appropriate methodology that included financial models and related assumptions, in determining whether these securities were other than temporarily impaired. In addition, as of September 30, 2008, we concluded that we did not maintain effective controls over the methodology for evaluating OTTI of private-label mortgage-backed securities given the change in risk profile for these securities.

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities. As of December 31, 2008, we had not maintained effective controls to ensure that our amortization of premiums and accretion of discounts on held-to-maturity securities were in conformity with GAAP. Specifically, we did not have adequate controls to ensure a sufficient, timely review and approval of significant inputs to our amortization methodology, including controls to ensure that unusual results were appropriately identified, reviewed, and evaluated.

Each of the two preceding control deficiencies resulted in adjustments to our preliminary financial statements for the year ended December 31, 2008. In addition, these control deficiencies could result in misstatement of the related financial statement accounts that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Accordingly, management concluded that each of these control deficiencies constitutes a material weakness. As of March 31, 2009, we had not fully remediated these weaknesses.

Changes in Internal Control over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Changes in our internal control over financial reporting since December 31, 2008, including the three months ending March 31, 2009 that management believes have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting are described below.

Remediation Activities Relating to Previously Identified Material Weaknesses

Material Weakness Identified as of September 30, 2008

During the first quarter of 2009, we continued to address the material weakness identified in management’s assessment of our disclosure controls and procedures as of September 30, 2008 relating to our financial accounting and reporting for private-label mortgage-backed securities, specifically evaluation of OTTI:

1.	We formally established an OTTI steering committee (OTTI committee) composed of senior Seattle Bank managers, including accounting and credit risk personnel. The OTTI committee acts as the Seattle Bank’s focal point for developing and approving new methodologies, controls, policies, and frameworks for the OTTI evaluation process. We completed this remediation activity for the first quarter of 2009.

2.	We developed and documented an improved process for identifying and evaluating securities for possible OTTI. Under the direction of our OTTI steering committee, we perform an initial, security-by-security assessment to identify investments at risk for OTTI at the end of each quarter, based on various quantitative and qualitative criteria. We implemented procedures to regularly validate our data and assumptions for this initial assessment. For securities identified as being at risk, we implemented a more robust cash flow modeling approach, as discussed further below, in the fourth quarter of 2008. Finally, the OTTI committee reviews the model results and formally documents its conclusions for this inherently complex and subjective evaluation. While we believe the key elements of this new control process were successfully implemented for the fourth quarter of 2008, we put additional controls in place to help ensure, for example, that proper segregation exists between those responsible for trading securities and those responsible for running models and analyzing the securities for OTTI. We completed this remediation activity for the first quarter of 2009.

3.

We acquired new software and implemented a more granular and sophisticated cash-flow modeling system in order to improve the reliability and transparency of the data used to evaluate possible other-than-temporary impairment of our at-risk securities. In particular, we are now able to consider loan-level information, including estimated LTV ratios, FICO® credit scores, geographic information, and other characteristics. These models estimate future cash flows, including defaults and losses, to help us assess whether the Seattle Bank will collect all contractual cash flows related to a potentially at-risk security. The advanced cash-flow modeling software was successfully implemented for the fourth quarter of 2008 and was used for the first quarter of 2009.

4.	In addition to implementing new software, we implemented new guidance from our regulator, the Finance Agency, intended to ensure consistency among the FHLBanks relating to OTTI. As discussed below, the Seattle Bank, like other FHLBanks, used and validated key modeling assumptions provided by the FHLBank of San Francisco in performing our OTTI assessment for the first quarter of 2009. We are continuing to participate in other related consistency initiatives in accordance with the guidance, particularly in the area of pricing. We are attempting to complete this remediation activity, working with the other FHLBanks, for the second quarter of 2009. We believe that this joint effort will also help remediate our OTTI material weakness identified as of December 31, 2008.

We also updated our documentation and processes to comply with the requirements of FSP FAS 115-2, which we adopted effective January 1, 2009. When the above procedures and controls are fully implemented, we believe that we will have remediated our material weakness related to the financial reporting and accounting for private-label mortgage-backed securities, specifically evaluation of OTTI.

Material Weaknesses Identified as of December 31, 2008

Also during the first quarter of 2009, we began to implement new controls and procedures to address the material weaknesses as of December 31, 2008 related to our overall control environment and the amortization of premiums and accretion of discounts on held-to-maturity securities. As part of this effort, which is continuing, we plan to implement the following actions to increase the effectiveness of information and communication within the Seattle Bank and with the Finance Agency and our external auditors:

Increase Oversight and Governance of Valuations of Financial Instruments used for Financial Reporting. We are in the process of evaluating our management committee structure to help ensure appropriate oversight and segregation of duties through the participation of key managers from different departments across the organization responsible for developing, benchmarking, and documenting assumptions and processes used for significant accounting estimates and valuations, including identification of key control points, in coordination with the OTTI committee. Once established, we expect this structure to enhance our controls and information flow as well as facilitate communication and actions requiring inter-departmental cooperation. We expect to complete this remediation activity for the second quarter of 2009.

During the first quarter of 2009, we also established specialized management committees to provide oversight over our processes and policies with respect to (1) the amortization of premiums and the accretion of discounts on mortgage-related assets, and (2) derivative strategies and documentation, effectiveness testing, and accounting and disclosure requirements for derivatives and hedging. In addition, in April 2009, we made certain changes to our senior management team which were intended in part to strengthen our risk management and, in May 2009, we established a new Board-level committee to provide enhanced oversight of risk management activities. This committee will be in place for the third quarter of 2009.

FHLB System Efforts. The Seattle Bank will be involved in a FHLB System-wide effort to standardize pricing of financial instruments among the 12 FHLBanks. This effort is expected to lead to enhanced and more consistent disclosures relating to, among other things, valuation of financial instruments and help ensure that improved and more consistent information is provided to our regulator and external auditors. We currently expect to complete this activity for the third quarter of 2009. In addition, as discussed below, the FHLBanks, including the Seattle Bank, successfully implemented new regulatory guidance to help ensure consistent assumptions and methods for OTTI evaluations during the first quarter of 2009.

Other Changes in Internal Control Over Financial Reporting

As described in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” in accordance with the Finance Agency’s OTTI consistency guidance, we are required to use the key modeling assumptions provided by the FHLBank of San Francisco for the cash flow analysis of our private-label mortgage-backed securities in evaluating OTTI for such securities. Such assumptions are material to the determination of OTTI and, in turn, material to the Seattle Bank’s internal control over financial reporting. Accordingly, management has established procedures to review the documentation and assumptions provided by the FHLBank of San Francisco in order to determine whether such assumptions are reasonable. Based on this review, management has concluded that this change did not diminish the Seattle Bank’s internal control over financial reporting. There were no other changes in the Seattle Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Seattle Bank’s internal control over financial reporting.

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

Our 2008 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2008 annual report on Form 10-K.

The continued deterioration and uncertainty in the U.S. housing and credit markets has and could continue to adversely impact the market value of our assets and liabilities, particularly our private-label mortgage-backed securities, as well as result in asset impairment charges that could significantly impact our future financial condition and operating results.

Although mortgage loan refinancing applications significantly increased in the first quarter of 2009, the U.S. mortgage market generally continued to deteriorate during this period, with delinquency and foreclosure rates on mortgage loans increasing nationwide. The mortgage-backed security market, which had for the most part ceased operating during much of 2008, continued its lack of activity as uncertainty over the impact of new or proposed governmental actions (including mortgage loan modification programs), further home-price deterioration, and changes in borrower, lender, and investor behavior depressed and complicated the pricing of private-label mortgage-backed securities. The uncertainty as to the depth and duration of these trends has resulted in a change in the markets for private-label mortgage-backed securities, such that what had been generally functioning markets in early to mid-2007 have become highly illiquid markets, with prices reflecting a lack of dealer and investor sponsorship. In addition, in the first quarter of 2009, the NRSROs downgraded a significant number of additional private-label mortgage-backed securities, including some owned by the Seattle Bank.

These and other factors have led to the deterioration of the market value of many of our private-label mortgage-backed securities since mid-2007, contributing to our unrealized market value to book value of equity of 24.0% as of March 31, 2009. In addition, although we believe the credit quality of our mortgage-backed securities to be generally good, we recorded $895.2 million of other-than-temporary impairments as of March 31, 2009 (of which $71.7 million was related to credit loss and $823.5 million was related to non-credit factors), after recording $304.2 million in other-than-temporary impairment charges for the year ended December 31, 2008 related to certain of our held-to-maturity securities. We believe that the recent NRSRO ratings downgrades and the changes in accounting rules related to the recognition of other-than-temporary impairments may indicate a higher possibility of additional other-than-temporary impairment charges on our private-label mortgage-backed securities in the future, which, among other things, would negatively affect our financial condition and operating results. For additional information, see Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments” in this report.

We continued to report a risk-based capital deficiency, primarily resulting from the unrealized and realized market-value losses on our private-label mortgage-backed securities as of March 31, 2009. Should these conditions continue, we will, among other things, continue to be unable to redeem or repurchase capital stock or pay dividends, which could negatively impact our members’ use of our services, resulting in a decline in advance volumes and results of operations, and could be subject to additional regulatory action.

We are required to hold risk-based capital at least equal to the sum of our credit-risk, market-risk, and operations-risk capital requirements. One component of the market-risk requirement is that we maintain capital equal to the amount by which the market value of our assets is less than 85% of their book value. The credit-risk component is significantly affected by the credit ratings of our investments. As a result of the downgrades of a number of our private-label mortgage-backed securities in the first quarter of 2009, the credit-risk component of our risk-based capital significantly increased. Further, we are also required to maintain operations-risk capital equal to 30% of the sum of our market-risk requirement and credit-risk requirement. Accordingly, with the continued decline in the market value of our private-label mortgage-backed securities, our market-risk, credit risk, and operations-risk capital requirements have increased significantly, leading to a risk-based capital deficiency. As of March 31, 2009, we reported a $466.7 million deficiency, compared to the $159.2 million deficiency in our risk-based capital requirement as of December 31, 2008. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare dividends or redeem or repurchase capital stock without obtaining a waiver from the Director of the Finance Agency. As such, we do not expect to declare dividends or redeem or repurchase any of our outstanding Class A or Class B stock while a risk-based capital deficiency exists. Until the risk-based capital shortfall occurred, we had been repurchasing Class A stock on a regular basis since April 2007 and had declared quarterly dividends since December 2006. Although we do not believe that the risk-based capital shortfall has affected our ability to meet our members’ liquidity and funding needs, the suspension of dividends and all capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should our members elect to use alternative sources of wholesale funding. Further, as a result of the risk-based capital shortfall, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short-or long-term credit ratings. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

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

The loss of large members with significant amounts of advance business (such as through the merger of Washington Mutual Bank, F.S.B. into JPMorgan Chase Bank N.A., a non-member entity) or the loss of substantial advance business from those institutions could have a negative effect on our financial condition and results of operations.

Our advance balance has been concentrated with commercial banks and thrift institutions. As of March 31, 2009, five borrowers held 70.6 % of the par value of our outstanding advances, with two borrowers holding 55.5% of the par value of our outstanding advances (JPMorgan Chase Bank N.A. with 34.2% and Bank of America Oregon, N.A with 21.3%).

In September 2008, BofA announced that it had agreed to purchase Merrill Lynch, which transaction closed on January 1, 2009. Bank of America Oregon, N.A., a wholly owned subsidiary of BofA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, are both members of the Seattle Bank. In March 2009, Merrill Lynch Bank USA prepaid its outstanding advances totaling $2.9 billion and currently holds none of our advances.

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A. that assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank. Approximately 83% of the advances outstanding as of December 31, 2008 with JPMorgan Chase Bank, N.A. mature by the end of 2009.

The reclassification of our then largest member into a non-member shareholder (which cannot take out new advances) and the combination of the parent entities of two of our other large members have significantly changed the potential concentration of our advances among our members, particularly our largest borrowers. We believe that these changes may lead to adverse effects on our business, including lower advance balances and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.

Member failures and consolidations may adversely affect our business.

The financial services industry has experienced an increase in both the number of financial institution failures and in the number of mergers and consolidations. So far in 2009, five of the Seattle Bank’s member institutions have failed. If the number of member institution failures and mergers or consolidations, particularly into out-of-district acquirers, continues to increase, this activity may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations, as well as our operations generally.

Further, although all of our outstanding advances with the five failed institutions referenced above were prepaid by either the FDIC or the applicable acquiring institutions, if more members fail and if the FDIC or the member (or another applicable entity) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations or the operational cost of liquidating the collateral.

We rely heavily upon effective information systems and other technology, and failures in these systems could adversely affect our business.

We rely heavily upon effective information systems and other technology to conduct and manage our business, including systems and other technology provided by third parties. Maintaining or, if necessary, upgrading effective information systems and technologies is dependent on the continued support capabilities of our third party providers, a stable operating environment, and appropriate upgrade and enhancement strategies which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by third parties, we may be unable to conduct and manage our business effectively. In the first quarter of 2009, our primary vendor for data processing services notified us of its intent not to renew our agreement, which runs until December 31, 2010. We are currently evaluating alternatives to replace the essential computing services currently provided by this vendor and may be negatively impacted if an appropriate alternative cannot be timely found. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breach, or a third-party service provider’s error could cause such a failure or interruption. Any significant failure or interruption in our systems and related technology could harm our customer relations, reputation, risk management, safety and soundness, and profitability, which could negatively affect our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
10.1*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2009.

10.2*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2009.

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2009.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation-related exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	May 20, 2009
Richard M. Riccobono President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	May 20, 2009
Christina J. Gehrke Senior Vice President, Chief Accounting and Administrative Officer

EXHIBITS

Exhibit No.	Exhibits
10.1*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2009.

10.2*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2009.

10.3*	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2009.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation-related exhibit.