Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Seattle
filed 2009-08-12
CIK 1329701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of July 31, 2009, the registrant had 1,588,642 shares of Class A stock and 26,355,114 shares of Class B stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Federal Home Loan Bank of Seattle

Statements of Condition

(Unaudited)

	As of June 30, 2009	As of December 31, 2008
(in thousands, except par value)
Assets
Cash and due from banks	$1,033	$1,395
Interest-bearing deposits (Other FHLBanks: $37 as of June 30, 2009)	37
Securities purchased under agreements to resell	4,000,000	3,900,000
Federal funds sold	3,038,000	2,320,300
Held-to-maturity securities* (Note 2)	9,319,858	9,784,891
Advances (Note 3)	28,256,528	36,943,851
Mortgage loans held for portfolio, net of allowance for credit losses as of June 30, 2009 and December 31, 2008 of $257 and $0 (Note 4)	4,570,817	5,087,323
Accrued interest receivable	139,303	241,124
Premises, software, and equipment, net	16,043	14,228
Derivative assets (Note 7)	3,911	31,984
Other assets	38,509	36,594

Total Assets	$49,384,039	$58,361,690

Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$777,702	$582,258

Total deposits	777,702	582,258

Consolidated obligations, net (Note 5):
Discount notes	16,077,474	15,878,281
Bonds	29,983,170	38,590,399

Total consolidated obligations, net	46,060,644	54,468,680

Mandatorily redeemable capital stock (Note 6)	922,911	917,876
Accrued interest payable	212,379	337,303
Affordable Housing Program	12,847	16,210
Derivative liabilities (Note 7)	297,924	235,417
Other liabilities	303,342	37,621

Total liabilities	48,587,749	56,595,365

Commitments and contingencies (Note 11)
Capital (Note 6)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 17,353 and 17,302 shares as of June 30, 2009 and December 31, 2008	1,735,280	1,730,287
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,351 and 1,179 shares as of June 30, 2009 and December 31, 2008	135,135	117,853

Total capital stock	1,870,415	1,848,140

Retained earnings (accumulated deficit)	164,012	(78,876)
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities, net (Note 2)	(1,234,509)
Pension benefits (Note 8)	(3,628)	(2,939)

Total accumulated other comprehensive loss	(1,238,137)	(2,939)

Total capital	796,290	1,766,325

Total Liabilities and Capital	$49,384,039	$58,361,690

*	Estimated fair values of held-to-maturity securities were $8,473,439 and $7,857,197 as of June 30, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands)
Interest Income
Advances	$109,259	$285,944	$284,504	$710,533
Prepayment fees on advances, net	1,645	7,466	5,633	21,937
Interest-bearing deposits	152		179
Securities purchased under agreements to resell	2,165	373	4,756	373
Federal funds sold	1,400	54,758	2,848	127,695
Held-to-maturity securities (Other FHLBanks’ consolidated obligations - $0 and $3,381 for the three months ended June 30, 2009 and 2008; $0 and $23,078 for the six months ended June 30, 2009 and 2008)	43,928	113,634	112,221	239,064
Mortgage loans held for portfolio	63,777	70,825	127,417	139,271
Loans to other FHLBanks		2		16

Total interest income	222,326	533,002	537,558	1,238,889

Interest Expense
Consolidated obligations - discount notes	21,783	118,274	53,398	264,264
Consolidated obligations - bonds	152,218	359,178	360,990	844,822
Deposits	246	5,079	727	14,334
Securities sold under agreements to repurchase		2		5
Mandatorily redeemable capital stock and other borrowings		377		622

Total interest expense	174,247	482,910	415,115	1,124,047

Net Interest Income	48,079	50,092	122,443	114,842
Provision for credit losses on mortgage loans held for portfolio	(257)		(257)

Net Interest Income After Provision for Credit Losses	47,822	50,092	122,186	114,842
Other (Loss) Income
Service fees	572	442	1,144	891
Net realized gain from sale of held-to-maturity securities		1,374		1,374
Total other-than-temporary impairment loss on held-to-maturity securities	(259,999)		(1,155,194)
Less: Portion of impairment losses recognized in other comprehensive loss	198,248		1,021,775

Net other-than-temporary impairment loss on held-to-maturity securities	(61,751)		(133,419)
Net (loss) gain on derivatives and hedging activities	(8,025)	6,047	(10,966)	12,048
Net realized loss on early extinguishment of consolidated obligations	(441)	(6,495)	(4,967)	(22,672)
Other income (loss), net	4	(2)	17	(108)

Total other (loss) income	(69,641)	1,366	(148,191)	(8,467)

Other Expense
Operating:
Compensation and benefits	6,942	6,234	13,594	12,592
Other operating	4,507	4,574	8,736	9,086
Finance Agency/Finance Board	447	502	943	1,005
Office of Finance	452	417	936	887
Other, net	135	73	280	238

Total other expense	12,483	11,800	24,489	23,808

(Loss) Income Before Assessments	(34,302)	39,658	(50,494)	82,567
Assessments
Affordable Housing Program		3,275		6,803
REFCORP		7,277	33	15,153

Total assessments		10,552	33	21,956

Net (Loss) Income	$(34,302)	$29,106	$(50,527)	$60,611

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Capital

(Unaudited)

	For the Six Months Ended June 30, 2009 and 2008
	Class A Capital Stock*		Class B Capital Stock*		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2007	2,874	$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	3,638	363,750	79	7,827			371,577
Repurchase/redemption of capital stock	(3,338)	(333,821)					(333,821)
Comprehensive income:
Net income					60,611		60,611

Total comprehensive income							60,611
Dividends on capital stock:
Cash					(18,957)		(18,957)

Balance, June 30, 2008	3,174	$317,378	21,490	$2,148,968	$190,377	$(1,420)	$2,655,303

Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2					293,415	(293,415)
Proceeds from sale of capital stock	195	19,535	85	8,444			27,979
Net shares reclassified to mandatorily redeemable capital stock	(23)	(2,253)	(34)	(3,451)			(5,704)
Comprehensive loss:
Net loss					(50,527)		(50,527)
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities						(1,080,346)	(1,080,346)
Reclassification adjustment into earnings relating to non-credit portion of other-than-temporary impairment loss on held-to-maturity securities						58,571	58,571
Accretion of non-credit portion of other-than-temporary impairment loss on held-to-maturity securities						80,681	80,681
Pension benefits						(689)	(689)

Total comprehensive loss							(992,310)

Balance, June 30, 2009	1,351	$135,135	17,353	$1,735,280	$164,012	$(1,238,137)	$796,290

*	Putable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
(in thousands)
Operating Activities
Net (loss) income	$(50,527)	$60,611

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	(93,103)	(32,431)
Provision for credit losses on mortgage loans	257
Change in net fair value adjustment on derivative and hedging activities	7,912	159,548
Loss on extinguishment of consolidated obligations	4,967	22,672
Gain on sale of held-to-maturity securities		(1,374)
Net other-than-temporary impairment loss on held-to-maturity securities	133,419
Other	(2)	399
Net change in:
Accrued interest receivable	101,814	94,511
Other assets	1	8,736
Accrued interest payable	(124,924)	(152,669)
Other liabilities	(8,028)	4,304

Total adjustments	22,313	103,696

Net cash (used in) provided by operating activities	(28,214)	164,307

Investing Activities
Net change in:
Interest-bearing deposits	23,603
Deposits with other FHLBanks	(37)
Securities purchased under agreements to resell	(100,000)
Federal funds sold	(717,700)	(6,543,400)
Premises, software and equipment	(3,424)	(1,953)
Held-to-maturity securities:
Net increase in short-term	(764,000)	(7,120,649)
Proceeds from maturities	1,199,147	2,586,205
Proceeds from sales		501,374
Purchases of long-term	(779,744)	(1,012,109)
Advances:
Proceeds	41,493,027	71,078,509
Made	(33,010,701)	(62,254,253)
Mortgage loans held for portfolio:
Principal collections	516,749	308,046

Net cash provided by (used in) investing activities	7,856,920	(2,458,230)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Statements of Cash Flows – (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2009		2008
(in thousands)
Financing Activities
Net change in:
Deposits		$201,513		$(165,424)
Net proceeds from issuance of consolidated obligations:
Discount notes		451,608,307		556,759,665
Bonds		14,963,754		16,496,771
Payments for maturing and retiring consolidated obligations:
Discount notes		(451,329,841)		(549,815,681)
Bonds		(23,300,111)		(20,712,451)
Proceeds from issuance of capital stock		27,979		371,577
Payments for interest on mandatorily redeemable capital stock				(494)
Net payments on bonds transferred to other FHLBanks				(287,230)
Payments for repurchase of capital stock				(333,821)
Payments for redemption of mandatorily redeemable capital stock		(669)
Cash dividends paid				(18,957)

Net cash (used in) provided by financing activities		(7,829,068)		2,293,955

Net (decrease) increase in cash and cash equivalents		(362)		32
Cash and cash equivalents at beginning of the period		1,395		1,197

Cash and cash equivalents at end of the period		$1,033		$1,229

Supplemental Disclosures
Interest paid		$540,039		$1,276,930
AHP payments		$3,363		$3,356
REFCORP payments	$			$12,839
Transfers from mortgage loans held for portfolio to real estate owned		$749	$

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Seattle

Condensed Notes to Financial Statements – (Unaudited)

Note 1.        Basis of Presentation and Recently Issued or Adopted Accounting Standards

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2008 audited financial statements and related notes (2008 Audited Financials) included in the 2008 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition, operating results, and cash flows for the interim periods presented have been included. The financial condition as of and the operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2009. In connection with preparation of these unaudited financial statements and condensed notes, we evaluated subsequent events after the statement of condition date of June 30, 2009 through August 12, 2009, which is the date the financial statements were issued.

Reclassifications

During the third quarter of 2008, on a retrospective basis, we reclassified our investments in negotiable certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in our Statements of Condition and Operations based on the definition of a debt security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This reclassification had no effect on total assets, net interest income, or net income. The effect of this reclassification on our Statement of Operations for the three and six months ended June 30, 2008 was $27.8 million and $41.8 million moving from interest income on interest-bearing deposits to interest income on held-to-maturity securities.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Recently Issued or Adopted Accounting Standards

FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2)

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, Fair Value Measurements (SFAS 157) by one year (January 1, 2009 for the Seattle Bank) for non-financial assets and liabilities, except for items that are recognized or disclosed in the financial statements on a recurring basis. Application of SFAS 157 as of January 1, 2009 to our non-financial assets and liabilities, which consist primarily of real estate owned, did not have a significant effect on our financial condition, results of operations, or cash flows.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161)

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our adoption of SFAS 161 as of January 1, 2009 resulted in additional financial statement disclosures (see Note 7) but did not impact our results of operations, financial condition, or cash flows.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2)

On April 9, 2009, the FASB issued FSP FAS 115-2. FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI in the financial statements. This FSP clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in the financial statements. FSP FAS 115-2 expands and increases the frequency of existing disclosures about OTTI and requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a rollforward of credit losses each period.

If the fair value of a debt security is less than its amortized cost basis, FSP FAS 115-2 requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized in the statement of income for the difference between the fair value of the debt security and its amortized cost basis.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its amortized cost basis (i.e., the previous amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount related to the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors (i.e., the “non-credit” component) is recognized in other comprehensive income and is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the statement of income with an offset for the portion of the total OTTI that is recognized in other comprehensive income. Previously, in all cases, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 is effective prospectively for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. When adopting FSP FAS 115-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

We early adopted FSP FAS 115-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 as a change in accounting principle. We recognized the $293.4 million cumulative effect of initially applying FSP FAS 115-2 as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Had we not elected to early adopt FSP FAS 115-2, we would have recognized the entire first quarter 2009 OTTI amount of $895.2 million in net loss. The adoption of FSP FAS 115-2 also increased financial statement disclosures (see Note 2).

FSP No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4)

On April 9, 2009, the FASB issued FSP FAS 157-4, which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance for estimating the fair value of an asset or liability (financial and non-financial) when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. As required by our early adoption of FSP FAS 115-2, we adopted FSP FAS 157-4 for the quarter ended March 31, 2009, with no material impact on our financial condition, results of operations, or cash flows.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107) and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted FSP FAS 107-1 and APB 28-1 for the quarter ended March 31, 2009, with no effect on our financial condition, results of operations, cash flows, or existing interim disclosures.

SFAS No. 165, Subsequent Events (SFAS 165)

On May 28, 2009, the FASB issued SFAS 165, which establishes general standards of accounting and disclosure for events that occur after the statement of condition date but before financial statements are issued or available to be issued. SFAS 165 is effective for periods ending after June 15, 2009 and sets forth the period after the date of the statement of condition date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also addresses the circumstances under which an entity should recognize events or transactions occurring after the statement of condition date and the disclosures that an entity should make. Adoption of SFAS 165 effective June 30, 2009 had no effect on our financial condition, results of operations, or cash flows.

SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166)

On June 12, 2009, the FASB issued SFAS 166, which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. We are currently evaluating the potential impact on us of SFAS 166, which is effective in the first quarter of 2010 for the Seattle Bank.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167)

On June 12, 2009, the FASB issued SFAS 167, which amends FASB Interpretation No. 46(R), Variable Interest Entities. SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity (VIE) using an approach that focuses on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a VIE. SFAS 167 is effective for the Seattle Bank in the first quarter of 2010. We are evaluating this standard but do not currently expect any significant impact on our financial condition, results of operations, or cash flows.

SFAS No. 168, The ‘FASB Accounting Standards CodificationTM, and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168)

On June 29, 2009, the FASB issued SFAS 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes two levels of GAAP, authoritative and nonauthoritative. Under SFAS 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which remain authoritative for SEC registrants. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009, and we will use the new FASB-prescribed Codification numbering system when referring to specific GAAP in our financial statements beginning with the period ending September 30, 2009. As the Codification is not intended to change or alter existing GAAP, adoption of SFAS 168 is not expected to have any impact on our financial condition, results of operations, or cash flows.

Note 2.        Held-To-Maturity Securities

For accounting policies and additional information concerning held-to-maturity securities, see Notes 1 and 5 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Major Security Types

The following tables summarize our held-to-maturity securities as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
Held-to-Maturity Securities	Amortized Cost Basis (1)	OTTI Recognized in Other Comprehensive Loss	Carrying Value (2)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
(in thousands)
Certificates of deposit (3)	$2,184,000	$	$2,184,000	$188	$(3)	$2,184,185
Other U.S. agency obligations (4)	56,745		56,745	786	(103)	57,428
Government-sponsored enterprises (5)	597,074		597,074	54,390		651,464
State or local housing agency obligations	5,160		5,160			5,160
Other (6)	100,000		100,000	140		100,140

Subtotal	2,942,979		2,942,979	55,504	(106)	2,998,377

Residential Mortgage-Backed Securities
Government-sponsored enterprises (5)	2,479,359		2,479,359	22,711	(13,471)	2,488,599
Other U.S. agency obligations (4)	4,525		4,525	72		4,597
Private-label	5,127,504	(1,234,509)	3,892,995	51,035	(962,164)	2,981,866

Subtotal	7,611,388	(1,234,509)	6,376,879	73,818	(975,635)	5,475,062

Total	$10,554,367	$(1,234,509)	$9,319,858	$129,322	$(975,741)	$8,473,439

		As of December 31, 2008
Held-to-Maturity Securities		Amortized Cost Basis	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Other U.S. agency obligations (4)		$64,164	$64,164	$876	$(68)	$64,972
Government-sponsored enterprises (5)		875,604	875,604	62,480		938,084
State or local housing agency obligations		5,700	5,700	1		5,701
Other (6)		1,250,000	1,250,000	1,118		1,251,118

Subtotal		2,195,468	2,195,468	64,475	(68)	2,259,875

Residential Mortgage-Backed Securities
Government-sponsored enterprises (5)		1,997,942	1,997,942	12,855	(24,074)	1,986,723
Other U.S. agency obligations (4)		4,759	4,759	10	(19)	4,750
Private-label		5,586,722	5,586,722		(1,980,873)	3,605,849

Subtotal		7,589,423	7,589,423	12,865	(2,004,966)	5,597,322

Total		$9,784,891	$9,784,891	$77,340	$(2,005,034)	$7,857,197

(1)

In accordance with FSP FAS 115-2, effective January 1, 2009, the amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and previously recognized other-than-temporary impairments.

(2)

In accordance with FSP FAS 115-2, effective January 1, 2009, the carrying value of held-to-maturity securities represents amortized cost after adjustment for any non-credit related impairment (including subsequent accretion) recognized in other comprehensive loss.

(3)	Consists of certificates of deposit that meet the definition of a debt security under SFAS 115.
(4)	Primarily consists of Government National Mortgage Association (Ginnie Mae), or Small Business Association (SBA) investment pools.
(5)	Primarily consists of debt securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), or Tennessee Valley Authority (TVA).
(6)	Consists of promissory notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

As of June 30, 2009 and December 31, 2008, we held $1.4 billion and $938.8 million of held-to-maturity securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board of Directors (Board). See Note 10 for additional information concerning these related parties.

Our investment in mortgage-backed securities represented 215.6% and 282.4% of our regulatory capital as of June 30, 2009 and December 31, 2008.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our held-to-maturity securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Certificates of deposit	$1,073,997	$(3)	$		$		$1,073,997	$(3)
Other U.S. agency obligations (1)	6,906	(20)		7,272		(83)	14,178	(103)
State or local housing agency obligations	83						83

Subtotal	1,080,986	(23)		7,272		(83)	1,088,258	(106)

Residential Mortgage-Backed Securities
Government-sponsored enterprises (2)	1,105,120	(10,074)		158,518		(3,397)	1,263,638	(13,471)
Temporarily impaired private-label	24,841	(9,660)		2,050,574		(952,504)	2,075,415	(962,164)
Other-than-temporarily impaired private-label				819,248		(1,234,509)	819,248	(1,234,509)

Subtotal	1,129,961	(19,734)		3,028,340		(2,190,410)	4,158,301	(2,210,144)

Total	$2,210,947	$(19,757)		$3,035,612		$(2,190,493)	$5,246,559	$(2,210,250)

	As of December 31, 2008
	Less than 12 months		12 months or more				Total
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations (1)	$8,107	$(68)	$		$		$8,107	$(68)

Subtotal	8,107	(68)					8,107	(68)

Residential Mortgage-Backed Securities
Other U.S. agency obligations (1)	4,118	(19)					4,118	(19)
Government-sponsored enterprises (2)	536,268	(15,380)		429,243		(8,694)	965,511	(24,074)
Private-label	1,045,671	(219,697)		2,401,023		(1,761,176)	3,446,694	(1,980,873)

Subtotal	1,586,057	(235,096)		2,830,266		(1,769,870)	4,416,323	(2,004,966)

Total	$1,594,164	$(235,164)		$2,830,266		$(1,769,870)	$4,424,430	$(2,005,034)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of June 30, 2009, 196 of our investment positions had gross unrealized losses totaling $2.2 billion, with the total estimated fair value of these positions approximating 85.0% of their carrying value. Of these 196 positions, 163 positions had gross unrealized losses for at least 12 months. As of December 31, 2008, 186 of our investment positions had gross unrealized losses totaling $2.0 billion, with the total estimated fair value of these positions approximating 68.8% of their carrying value. Of these 186 positions, 127 positions had gross unrealized losses for at least 12 months.

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

Credit Risk

Our mortgage-backed security investments consist of agency-guaranteed securities and senior tranches of privately issued prime or Alt-A residential mortgage-backed securities, including hybrid adjustable-rate mortgages (ARMs), and option ARMs. Our exposure to the risk of loss on our investments in mortgage-backed securities increases when the loans underlying the mortgage-backed securities exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the mortgage-backed securities owned by the Seattle Bank contain one or more of the following forms of credit protection:

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

•

Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of June 30, 2009, the Seattle Bank held $3.5 million in investments with unrealized losses of $2.3 million that had been credit-enhanced by a monoline insurer, MBIA. Although we expect the insurer to be able to meet its contractual obligations, we have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. The Seattle Bank does not anticipate investing in any material amount of securities where the primary credit protection is provided by monoline insurers for the foreseeable future.

Our investments in private-label residential mortgage-backed securities were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), at their respective purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization. The following tables summarize the carrying value of our long-term held-to-maturity investments by credit rating as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$640,185	$		$		$	$	$13,634	$653,819
State or local housing investments	380		4,780						5,160
Residential Mortgage-Backed Securities
Government-sponsored enterprise	2,483,884								2,483,884
Private-label	2,233,482		81,894		101,919	429,690	1,046,010		3,892,995

Total long-term investment securities	$5,357,931		$86,674		$101,919	$429,690	$1,046,010	$13,634	$7,035,858

						As of June 30, 2009
Long-Term Investments Below Investment Grade						BB	B	CCC	Total
(in thousands)
Private-label residential mortgage-backed securities						$536,269	$228,253	$281,488	$1,046,010

Total securities below investment grade						$536,269	$228,253	$281,488	$1,046,010

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	CCC	Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$	$	$13,997	$939,768
State or local housing investments	380		5,320						5,700
Residential Mortgage-Backed Securities
Government-sponsored enterprise	2,002,701								2,002,701
Private-label	5,470,426		56,779		38,905	17,694	2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905	$17,694	$2,918	$13,997	$8,534,891

The following table summarizes the unpaid principal balance of our private-label residential mortgage-backed securities by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of June 30, 2009. The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

	As of June 30, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$968,440	$961,640	$961,640	$(43,493)	6.99

Total prime	968,440	961,640	961,640	(43,493)	6.99

Alt-A
AAA
2004 and earlier	530,677	529,082	529,082	(61,163)	6.13
2005	4,582	4,591	4,591	(2,424)	46.58
2007	227,869	227,870	227,870	(140,834)	44.89
2008	510,776	510,299	510,299	(239,140)	38.00
AA
2004 and earlier	12,082	12,082	12,082	(5,593)	28.50
2005	54,040	54,054	54,054	(34,599)	42.55
2007	38,936	38,578	15,758	(22,820)	38.76
A
2004 and earlier	15,410	15,326	15,326	(3,321)	10.92
2005	7,742	7,734	3,595	(4,139)	31.95
2007	80,571	80,571	80,571	(49,105)	43.92
BBB
2005	68,175	68,195	68,195	(38,356)	46.19
2006	80,357	80,357	80,357	(35,887)	51.66
2007	411,775	399,385	201,238	(238,886)	43.65
2008	79,900	79,900	79,900	(36,664)	40.90
BB
2004 and earlier	3,632	3,636	3,636	(1,259)	20.99
2005	50,215	50,215	50,215	(23,201)	22.83
2006	242,968	228,353	112,920	(135,866)	44.48
2007	438,133	427,540	236,345	(268,866)	41.95
2008	133,152	133,152	133,152	(62,590)	20.88
B
2005	47,108	46,036	18,573	(27,463)	41.66
2006	319,404	294,009	119,887	(174,122)	45.55
2007	255,807	238,369	88,739	(149,630)	40.44
CCC
2005	47,324	43,418	29,335	(24,640)	29.01
2006	345,269	329,066	163,745	(198,194)	45.69
2007	300,806	260,565	88,409	(172,156)	15.90

Total Alt-A	4,306,710	4,162,383	2,927,874	(2,150,918)	35.23

Subprime*
A
2004 and earlier	2,441	2,427	2,427	(1,551)	100.00
B
2004 and earlier	1,053	1,054	1,054	(711)	100.00

Total Subprime	3,494	3,481	3,481	(2,262)	100.00

Total	$5,278,644	$5,127,504	$3,892,995	$(2,196,673)	30.09

*	In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities from Alt-A to subprime.

Other-Than-Temporary Impairment Assessment

We evaluate our individual held-to-maturity investments for OTTI on at least a quarterly basis. We use indicators, or screens, to determine which individual securities require additional quantitative evaluation using detailed cash flow analysis. These screens consider numerous factors, which include, but are not limited to, the credit rating; the creditworthiness of the issuers of agency debt securities; the strength of the government-sponsored enterprises’ guarantees; the type of underlying collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as on the market and economic environment at the time of our assessment. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If our best estimate of the present value of the cash flows expected to be collected is less than the amortized cost basis, the difference is considered to be a credit loss, which is recorded in current earnings. The portion of an OTTI loss that is not attributable to the credit loss is recognized through other comprehensive loss.

We determined that for government-sponsored enterprise residential mortgage-backed securities, the strength of the issuers’ guarantees through direct obligations or U.S. government support is sufficient to protect us from losses based on current information. Further it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on government-sponsored enterprise residential mortgage-backed securities are temporary as of June 30, 2009.

Private-label mortgage-backed securities identified as at risk of OTTI are subjected to a detailed cash flow analysis to determine the projected future cash flows that are expected to be collected. Beginning in the first quarter of 2009, to ensure consistency in determination of OTTI for private-label mortgage-backed securities among all FHLBanks, the FHLBanks began using the same key modeling assumptions for purposes of their cash flow analyses. At-risk securities (including securities downgraded subsequent to the end of a period) are evaluated by estimating projected cash that an FHLBank is expected to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security (based on underlying loan level borrower and loan characteristics), expected housing price changes, and future interest rates, to determine whether the FHLBank will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes, which is based on an assessment of the housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first half of 2009, which continued to affect the credit quality of the collateral, the FHLBanks, including the Seattle Bank, updated certain assumptions in their cash flow analyses to reflect, among other things, more adverse loss severities and future home price depreciation than the FHLBanks used in their analyses as of December 31, 2008 and March 31, 2009. The loan-level cash flows and losses are allocated to various security classes, including the security classes owned by each FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a cash flow analysis, an FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, the impairment is considered temporary.

Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label mortgage-backed securities. The OTTI Governance Committee charter was approved on June 11, 2009 and provides a formal process by which the individual FHLBanks, including the Seattle Bank, can provide input on and approve the assumptions. The Seattle Bank’s OTTI committee reviewed and approved the second quarter 2009 assumptions developed by the FHLBank System’s OTTI Governance Committee.

Pursuant to the Finance Agency guidance, an FHLBank may engage another FHLBank to perform the cash flow analysis underlying its OTTI determination. Each FHLBank is responsible for making its own determination of impairment, for reasonableness of assumptions, inputs, and methodologies used, and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label mortgage-backed securities are required to consult with one another to make sure that any decision that a commonly held private-label mortgage-backed security is other-than-temporarily impaired, including the determination of fair value and any credit loss component of the unrealized loss, is consistent among those FHLBanks.

In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks that are performing cash flow analysis select a sample group of private-label mortgage-backed securities and each performs cash flow analyses on all such test securities, using the assumptions approved by the OTTI Governance Committee. These FHLBanks then exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

In accordance with the Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for certain of our private-label mortgage-backed securities for the second quarter of 2009, utilizing the key modeling assumptions approved by the OTTI Governance Committee. For the three-month period ended June 30, 2009, we completed our OTTI evaluation utilizing the key modeling assumptions approved by the OTTI Governance

Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we validated the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk modeling software, loan data source information, and key modeling assumptions approved by the OTTI Governance Committee.

As a result of our OTTI evaluations as of June 30, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain private-label mortgage-backed securities. These securities included nine securities that had previously been identified as other-than-temporarily impaired as of December 31, 2008 and 21 additional securities that were identified as other-than-temporarily impaired in the first six months of 2009. Because of continued credit deterioration, for the six months ended June 30, 2009, we recorded OTTI charges of $58.5 million related to credit losses and $17.6 million related to all other factors on the nine previously other-than-temporarily impaired securities. For the 21 newly identified private-label mortgage-backed securities with OTTI, we recorded OTTI charges of $74.9 million related to credit losses and $1.0 billion related to all other factors. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to recovery.

For the three and six months ended June 30, 2009, we recognized OTTI charges of $61.8 million and $133.4 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statement of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $198.2 million and $1.0 billion related to non-credit losses, which are reported in our Statement of Condition in accumulated other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.” The OTTI recognized in accumulated other comprehensive loss will be accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. For the three and six months ended June 30, 2009, $66.0 million and $80.7 million were accreted from other comprehensive loss to the carrying value of the securities.

The following table summarizes key information as of June 30, 2009 on the private-label mortgage-backed securities on which we recorded OTTI for the three and six months ended June 30, 2009.

			As of June 30, 2009
Other-than-Temporarily Impaired Securities			Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value
(in thousands)
Alt-A private-label mortgage-backed securities			$2,146,595	$2,004,449	$(1,234,509)	$819,248

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
Other-than-Temporarily Impaired Securities	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss
(in thousands)
Alt-A private-label mortgage-backed securities	$(61,751)	$(198,248)	$(259,999)	$(133,419)	$(1,021,775)	$(1,155,194)

Key inputs and assumptions used to measure the amount of credit loss related to private-label mortgage-backed securities include, among other things, future home price depreciation, prepayments, default rates, and loss severity. To discount expected cash flows, we use the interest rate in effect prior to other-than-temporary impairment. To assess whether the entire amortized cost basis of our private-label mortgage-backed securities will be recovered, the Indianapolis Bank performed a cash flow analysis (and we performed validation analysis) for each of our private-label mortgage-backed securities that were determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses and the ratio of seriously delinquent loans to credit enhancement. For this purpose, seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, two third-party models were used. The first model considers borrower characteristics and the particular attributes of the loans underlying our private-label mortgage-backed securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and Core Based Statistical Areas, which are based upon an assessment of individual housing markets. Core Based Statistical Areas refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a Core Based Statistical Area must contain at least one urban area with a population of 10,000 or more. The Seattle Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% (depending on the geographic region) over the next nine-to-15 months (resulting in peak-to-trough home price declines of up to 51%). We also assume a 12-month holding period for foreclosed properties and an additional 15% discount to sell the real estate owned property. Thereafter, home prices were projected to increase 1% in the first year, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that at least a portion of the amortized cost basis is not expected to be collected), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009.

	For the Three Months Ended June 30, 2009
			Significant Inputs						Current
			Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
Year of Securitization	Number of Securities	Unpaid Principal Balance	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in thousands, except number of securities and percentages)
Alt-A
2007	14	$1,247,627	33.52	17.73-69.67	68.08	25.84-82.25	44.21	25.84-82.25	35.43	25.84-82.25
2006	12	815,791	16.78	12.5-22.08	82.27	76.57-87.98	45.46	76.57-87.98	45.25	76.57-87.98
2005	4	83,177	27.74	22.22-54.08	70.00	44.03-75.68	42.14	44.03-75.68	33.29	44.03-75.68

Total	30	$2,146,595	26.94	12.5-69.67	73.55	25.84-87.98	44.60	21.74-52.56	39.08	13.39-47.84

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following table summarizes the credit loss components of our OTTI charges recognized in earnings for the three and six months ended June 30, 2009.

Credit Loss Component of OTTI	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
(in thousands)
Balance, beginning of period	$80,361	$8,693	(1)
Additions
Credit losses on securities for which OTTI was not previously recognized	7,293	74,874
Additional OTTI credit losses on securities for which an OTTI charge was previously recognized	54,458	58,545

Balance, end of period	$142,112	$142,112

(1)

We adopted FSP FAS 115-2 effective January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our retained earnings as of January 1, 2009, with a corresponding adjustment to other comprehensive loss. This amount represents credit losses remaining in retained earnings related to the adoption of FSP FAS 115-2.

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

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of held-to-maturity securities by contractual maturity as of June 30, 2009 and December 31, 2008 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2009			As of December 31, 2008
Year of Maturity	Amortized Cost Basis	Carrying Value	Estimated Fair Value	Amortized Cost Basis (1)	Estimated Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Due in one year or less	$2,390,653	$2,390,653	$2,393,340	$1,524,889	$1,527,528
Due after one year through five years	511,809	511,809	564,359	628,059	689,602
Due after five years through 10 years	6,998	6,998	6,992	4,622	4,636
Due after 10 years	33,519	33,519	33,686	37,898	38,109

Subtotal	2,942,979	2,942,979	2,998,377	2,195,468	2,259,875

Mortgage-Backed Securities	7,611,388	6,376,879	5,475,062	7,589,423	5,597,322

Total	$10,554,367	$9,319,858	$8,473,439	$9,784,891	$7,857,197

(1)	As of December 31, 2008, the amortized cost basis of held-to-maturity securities equaled their carrying value.

The amortized cost of our mortgage-backed securities classified as held-to-maturity included net discounts of $31.7 million and $23.0 million as of June 30, 2009 and December 31, 2008.

We generally execute interest-rate exchange agreements with major broker-dealers under bilateral collateral agreements. As of June 30, 2009, we had $30.9 million in securities pledged as collateral to broker-dealers that they cannot sell or repledge.

Note 3.	Advances

For accounting policies and additional information concerning advances, see Note 6 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K as well as Note 11 in this report.

Redemption Terms

We had advances outstanding at interest rates ranging from 0.25% to 8.62% as of June 30, 2009 and from 0.13% to 8.62% as of December 31, 2008. Our interest rates on our AHP advances ranged from 2.80% to 5.99% as of June 30, 2009 and December 31, 2008.

The following table summarizes the amount and weighted-average interest rate of our advances by contractual maturity as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount		Weighted- Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$3,411	2.25	$
Due in one year or less	15,058,841	1.91		24,014,584	2.65
Due after one year through two years	5,557,097	2.15		4,540,058	3.34
Due after two years through three years	1,859,019	3.26		1,679,058	3.83
Due after three years through four years	1,449,139	3.08		1,440,120	3.89
Due after four years through five years	663,761	3.39		1,353,482	3.32
Thereafter	3,221,750	4.38		3,268,677	4.41

Total par value	27,813,018	2.43		36,295,979	3.02

Commitment fees	(735)			(803)
Discount on AHP advances	(98)			(126)
Discount on advances	(4,783)			(5,030)
SFAS 133 hedging adjustments	449,126			653,831

Total	$28,256,528			$36,943,851

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee is required by regulation and is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.”

We offer putable advances, on which we have a right to terminate at par at our discretion on specific dates, and callable advances, on which our borrower has the right to terminate at par at its discretion on specific dates. We had putable advances outstanding of $4.4 billion as of June 30, 2009 and December 31, 2008. We had no callable advances outstanding as of either June 30, 2009 or December 31, 2008. We also offer convertible advances, or advances that initially are variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We have the option on specified dates to cancel the convertible advance with the borrower. We had convertible advances of $370.0 million outstanding as of June 30, 2009 and December 31, 2008.

Interest-Rate Payment Terms

The following table summarizes advances by interest-rate payment terms as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed-interest rate	$21,766,922	78.3	$24,844,273	68.5
Variable-interest rate	5,676,096	20.4	11,081,706	30.5
Floating-to-fixed convertible rate	370,000	1.3	370,000	1.0

Total par value	$27,813,018	100.0	$36,295,979	100.0

Credit Risk

We have never experienced a credit loss on an advance. Given the current economic environment, we expect that some of our member institutions will experience financial difficulties, including failure. For example, by year-end 2008 and continuing through June 30, 2009. the number of borrowers on our internal credit watch list increased to approximately one-third of our membership, generally as a result of increases in non-performing assets and the need for additional capital. Further, in the six months ended June 30, 2009, five of our member institutions failed (with two additional member failures through August 12, 2009). All outstanding advances to these members were collateralized and were prepaid by the acquiring institution or the FDIC.

We protect against credit risk on advances by requiring collateral on all advances we fund and may also request additional or substitute collateral during the life of an advance to protect our security interest. In addition, the Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. The only two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of the member borrower’s assets and consent to our filing a financing statement evidencing the blanket lien, which we do as a standard practice. As of June 30, 2009 and December 31, 2008, we had rights to pledged collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. For the purpose of establishing value, the unpaid balance is used for loans and vendor pricing services are used for securities. As a result, we do not expect to incur any credit losses on our advances.

We believe that we have policies and procedures in place to appropriately manage credit risk on advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member’s financial condition. The physical possession collateral arrangement generally reduces our credit risk and allows us to continue lending to members whose financial condition has weakened. We continue to monitor collateral and credit-worthiness of our members. Accordingly, we have not provided any allowances for losses on advances.

Concentration Risk

As of June 30, 2009, five borrowers held 66.1% of the par value of our outstanding advances, with two borrowers holding 49.4% (JPMorgan Chase Bank, N.A., formerly Washington Mutual Bank, F.S.B., with 25.8% and Bank of America Oregon, N.A. with 23.6%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other member institutions held advances in excess of 10% of our total advances outstanding as of June 30, 2009 or December 31, 2008.

We expect that advance volumes and associated advance interest income which began to decline in the fourth quarter of 2008, will continue to be negatively impacted as a result of the acquisition of our former largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank, N.A., a non-member institution, in October 2008. As of June 30, 2009, approximately 43.4% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured and an additional 39.4% of such advances ($4.0 billion and $1.0 billion, respectively) mature in the third and fourth quarters of 2009. It is unknown whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the ability of our members to issue FDIC-insured unsecured debt under the TLGP, as well as the Federal Reserve’s extension to February 2010 of its expanded lending programs, may also adversely impact demand for our advances.

Note 4.	Mortgage Loans Held for Portfolio

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

As of June 30, 2009 and December 31, 2008, 87.4% and 87.0% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of June 30, 2009 and December 31, 2008. We do not expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes information on our mortgage loans held for portfolio as of June 30, 2009 and December 31, 2008.

Mortgage Loans Held for Portfolio	As of June 30, 2009	As of December 31, 2008
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family mortgage loans	$642,609	$732,644
Fixed interest-rate, long-term*, single-family mortgage loans	3,917,779	4,345,197

Total loan principal	4,560,388	5,077,841
Premiums	41,299	40,823
Discounts	(30,613)	(31,341)

	4,571,074	5,087,323

Allowance for credit losses	(257)

Total mortgage loans held for portfolio, net of allowance for credit losses	$4,570,817	$5,087,323

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

As of June 30, 2009, we have never experienced a credit loss on our mortgage loans held for portfolio and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the Mortgage Purchase Program (MPP), we previously purchased mortgage loans from members and the participating members continue to bear a portion of the credit risk on the outstanding loans. Our total principal of mortgage loans outstanding through the MPP was $4.6 billion and $5.1 billion as of June 30, 2009 and December 31, 2008, which was comprised of $4.4 billion and $4.9 billion in conventional mortgage loans and $188.7 million and $205.4 million in government-insured mortgage loans. The conventional mortgage loans were credit-enhanced at the time of purchase by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and, prior to April 25, 2008, supplemental mortgage insurance. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

Credit Risk

The following table presents our mortgage loans past due 90 days or more or in foreclosure and still accruing interest, as a percentage of par, as of June 30, 2009 and December 31, 2008.

Mortgage Loans 90-Days Delinquent or in Foreclosure	As of June 30, 2009	As of December 31, 2008
(in thousands, except percentages)
Conventional mortgage loan delinquencies	$17,047	$8,898
Conventional mortgage loans outstanding	4,371,694	4,872,474
Conventional mortgage loan delinquencies	0.4%	0.2%
Conventional mortgage loan foreclosures	0.2%	0.1%
Government-insured mortgage loan delinquencies	$31,975	$27,540
Government-insured mortgage loans outstanding	188,694	205,367
Government-insured mortgage loan delinquencies	17.0%	13.4%
Government-insured mortgage loan foreclosures	None	None

As of June 30, 2009, we held two mortgage loans totaling $264,000 classified as real-estate owned. As of December 31, 2008, the Seattle Bank held one mortgage loan totaling $126,000 classified as real-estate owned.

We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of June 30, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account was not sufficient to absorb the expected credit losses on our mortgage loan portfolio, and we recorded a provision for loan loss of $257,000. We believe the combination of the lender risk account and our provision for loan losses is sufficient to absorb expected credit losses in our mortgage loan portfolio as of June 30, 2009. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio.

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

The following table summarizes the book value, net of discounts and concessions, par value, and weighted-average interest rate for our consolidated obligation discount notes as of June 30, 2009 and December 31, 2008.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted- Average Interest Rate*
(in thousands, except interest rates)
As of June 30, 2009	$16,077,474	$16,090,554	0.50

As of December 31, 2008	$15,878,281	$15,899,022	1.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our participation in consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$13,898,835	1.32	$22,821,835	3.01
Due after one year through two years	3,793,745	2.17	1,904,000	3.84
Due after two years through three years	2,191,550	4.29	2,176,535	4.27
Due after three years through four years	2,259,000	4.13	2,609,000	4.96
Due after four years through five years	2,319,000	4.17	2,598,000	4.25
Thereafter	5,348,865	5.05	6,028,195	5.40

Total par value	29,810,995	2.75	38,137,565	3.72

Premiums	13,324		15,800
Discounts	(27,245)		(29,981)
SFAS 133 hedging adjustments	186,096		467,015

Total	$29,983,170		$38,590,399

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks as of June 30, 2009 and December 31, 2008. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor. The following table summarizes our consolidated obligation bond transfers from other FHLBanks as of June 30, 2009 and December 31, 2008. We transferred no consolidated obligation bonds to other FHLBanks during the six months ended June 30, 2009.

	As of June 30, 2009		As of December 31, 2008
Other FHLBanks’ Consolidated Obligations	Par Value	Net (Discount) Premium	Par Value	Net (Discount) Premium
(in thousands)
Transfers In
FHLBank of Chicago	$1,054,000	$(18,424)	$1,074,000	$(19,602)

Total	$1,054,000	$(18,424)	$1,074,000	$(19,602)

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of June 30, 2009 and December 31, 2008.

Par Value of Consolidated Obligation Bonds	As of June 30, 2009	As of December 31, 2008
(in thousands)
Non-callable and non-putable	$23,676,995	$29,609,310
Callable	6,134,000	8,528,255

Total par value	$29,810,995	$38,137,565

The following table summarizes the par value of consolidated obligation bonds outstanding by year of contractual maturity or next call date as of June 30, 2009 and December 31, 2008.

Term-to-Maturity or Next Call Date	As of June 30, 2009	As of December 31, 2008
(in thousands)
Due in one year or less	$19,307,835	$29,220,090
Due after one year through two years	4,153,745	2,174,000
Due after two years through three years	1,346,550	1,036,535
Due after three years through four years	969,000	1,234,000
Due after four years through five years	1,238,000	1,217,000
Thereafter	2,795,865	3,255,940

Total par value	$29,810,995	$38,137,565

Interest-Rate Payment Terms

The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of June 30, 2009 and December 31, 2008.

Interest-Rate Payment Terms	As of June 30, 2009		As of December 31, 2008
(in thousands)
Fixed interest rate	$24,846,995	83.3%	$24,856,565	65.2%
Step-up interest rate	50,000	0.2%	50,000	0.1%
Variable interest rate	4,894,000	16.4%	13,171,000	34.5%
Range interest rate	20,000	0.1%	60,000	0.2%

Total par value	$29,810,995	100.0%	$38,137,565	100.0%

Note 6.       Capital

For accounting policies and additional information concerning capital, including applicable regulatory capital requirements, see Note 14 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Capital Requirements

As of June 30, 2009 and December 31, 2008, due to increases in the market-risk and credit-risk components of our risk-based capital, we were out of compliance with our risk-based capital requirement. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. The following table shows our statutory and regulatory capital requirements compared to our actual positions.

	As of June 30, 2009		As of December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,976,788	$2,798,474	$2,707,000	$2,547,811
Total capital-to-assets ratio	4.00%	5.99%	4.00%	4.60%
Total regulatory capital *	$1,975,362	$2,957,338	$2,334,468	$2,687,140
Leverage capital-to-assets ratio	5.00%	8.82%	5.00%	6.79%
Leverage capital	$2,469,202	$4,356,575	$2,918,085	$3,961,046

*

Total regulatory capital is defined as the sum of permanent capital, the amounts paid for Class A capital stock, any general allowance for losses, and any other amount from sources available to absorb losses that the Finance Agency has determined to be appropriate to include in determining total regulatory capital. Total regulatory capital also includes mandatorily redeemable capital stock. Regulatory capital excludes other comprehensive loss, which totaled $1.2 billion and $2.9 million as of June 30, 2009 and December 31, 2008. Permanent capital is defined as retained earnings and Class B capital stock.

Capital Stock

On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, the Board of Directors (Board) of the Seattle Bank suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009.

New advances must be supported by Class B capital stock, which unlike Class A capital stock, can be used to reduce the Seattle Bank’s risk-based capital deficiency.

Mandatorily Redeemable Capital Stock

As of June 30, 2009 and December 31, 2008, 29 and 27 members and former members had requested redemptions of $899.2 million and $896.4 million in Class B capital stock, which is subject to mandatory redemption with a five-year waiting period from the time of the request and $23.7 million and $21.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period from the time of the request (assuming we would meet all capital requirements following the redemption). These amounts have been classified as “mandatorily redeemable capital stock” in the Statements of Condition. Because an FHLBank that fails to meet any regulatory capital requirement may not redeem or repurchase capital stock, we are currently unable to redeem or repurchase any outstanding Class A or Class B stock until this deficiency is corrected and we comply with all of our regulatory capital requirements. We do not know when we will be able to redeem or repurchase capital stock in the future.

Dividends

Generally, under the Seattle Bank’s Capital Plan (Capital Plan), our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current net earnings. Due to our risk-based capital deficiency as of June 30, 2009, we are currently precluded from declaring or paying dividends until this deficiency is corrected and we comply with all of our regulatory capital requirements. In addition, to meet the Finance Board’s conditions for the acceptance of our business plan following execution of a written agreement with the Finance Board in December 2004, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Finance Agency. In April 2008, the Finance Board notified the Seattle Bank of its decision to allow quarterly dividends not to exceed 75% of year-to-date net income calculated in accordance with GAAP. The dividend limitations will remain in effect until we receive written approval from the Finance Agency removing such limitations.

In June 2009, our Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio. As shown in the table below, dividends will be unrestricted, restricted, or suspended depending on policy indicators, with the weakest indicator controlling. These policy indicators overlay rather than replace the Seattle Bank’s existing dividend policy, but will be applied prior to any action taken pursuant to the dividend policy.

Policy Indicator
Dividend Test	Suspended	Restricted	Unrestricted
Retained earnings	< 85% of target	85% <= target <= 100%	>= 100% of target
Market value of equity (MVE)-to-book value of equity (BVE) ratio	MVE/BVE < 85%	85% <= MVE/BVE < 95%	MVE/BVE >= 95%

As of June 30, 2009, our retained earnings target was $273.0 million (retained earnings as of June 30, 2009 was 60.0% of target) and our market value of equity-to-book value of equity ratio was 44.1%.

There can be no assurance of when or if the Finance Agency will allow us to resume dividend payments once we have corrected our risk-based capital deficiency and comply with all other regulatory capital requirements or if or when our Board would declare dividends in the future.

For additional information on dividends, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” of our 2008 annual report on Form 10-K.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $1.2 billion as of June 30, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of FSP FAS 115-2 as of January 1, 2009, we recognized the $293.4 million cumulative effect of initially applying FSP FAS 115-2 as an increase to our retained earnings as of January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. In addition, for the six months ended June 30, 2009, we recognized total OTTI charges of $1.2 billion on our private-label mortgage-backed securities, of which $1.0 billion was related to non-credit factors, and which are reported in our Statement of Condition in accumulated other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.” The OTTI recognized in accumulated other comprehensive loss will be accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. For the three and six months ended June 30, 2009, $66.0 million and $80.7 million were accreted from other comprehensive loss to the carrying value of the securities.

Capital Concentration

As of June 30, 2009, two members, Bank of America Oregon, N.A. and Merrill Lynch Bank USA, and one non-member, JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) collectively held 49.2% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2008, one member and one non-member, Merrill Lynch Bank USA and JPMorgan Chase Bank, N.A. held 40.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. No other member held more than 10% of our outstanding capital stock, including mandatorily redeemable capital stock, as of these dates. See Note 10 for additional information regarding the July 1, 2009 transfer of capital stock from Merrill Lynch Bank USA to Bank of America Oregon, N.A.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in our Statement of Operations within other (loss) income as “net (loss) gain on derivatives and hedging activities.” For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in “net (loss) gain on derivatives and hedging activities.”

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but that is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in the fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other (loss) income as “net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such freestanding derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the Statement of Cash Flows.

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

Types of Interest-Rate Exchange Agreements

Our risk management policy establishes guidelines for the use of derivatives, including the amount of exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting under SFAS 133 (i.e., economic hedges or intermediary hedges). We use the following types of derivatives in our interest-rate risk management.

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

Advances

We offer a wide variety of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and/or option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with an interest-rate exchange agreement with terms offsetting the advance’s terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.

When issuing a convertible advance, we purchase an option from a member that allows us to convert the advance from a fixed interest rate to a variable interest rate or to terminate on a specified date(s). The initial interest rate on a convertible advance is lower than a comparable maturity fixed interest-rate advance that does not have the conversion feature. When we make a putable advance, we effectively purchase a put option from the member, allowing us the right to terminate the advance at our discretion. We generally hedge a convertible or a putable advance by entering into a cancelable interest-rate exchange agreement where we pay a fixed interest rate and receive a variable interest rate based on a market index, typically LIBOR. The swap counterparty can cancel the interest-rate exchange agreement on the put dates, which would normally occur in a rising interest-rate environment, at which time we would generally terminate the advance. This type of hedge is accounted for as a fair value hedge.

We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate. When we make a capped advance, we typically purchase an offsetting interest-rate cap from a broker. This type of hedge is accounted for as a fair value hedge.

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

Mortgage Loans Held for Portfolio

The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these assets, depending on changes in estimated prepayment speeds. In addition, to the extent that we purchased mortgage loans at premiums or discounts, net income is affected by extensions or contractions in the expected maturities of these assets. We seek to manage the interest-rate and prepayment risk associated with mortgage loans primarily through debt issuance. We use both callable and noncallable debt to attempt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives. Since 2006, we have purchased no mortgage loans under the MPP.

Investments

We invest in U.S. agency and government-sponsored enterprise mortgage-backed securities, U.S. agency and government-sponsored enterprise obligations, TLGP securities, and the taxable portion of state or local housing finance agency securities, which are classified as held-to-maturity securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. Derivatives used to manage these risks are considered economic hedges.

Consolidated Obligations

We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of

Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we generally concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

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

Derivative Credit-Risk Exposure and Counterparty Ratings

The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to our interest-rate exchange agreement. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except in connection with Lehman Brothers Special Financing, Inc. (LBSF) (see Note 11), as a result of these risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

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

As of June 30, 2009 and December 31, 2008, our credit risk, taking into consideration master netting arrangements, was approximately $3.9 million and $32.0 million, including $20.3 million and $11.0 million of net accrued interest receivable. We held cash collateral of $6.1 million and no securities from our counterparties as of June 30, 2009. We held no cash collateral and $9.0 million in securities from our counterparties as of December 31, 2008. We do not include the fair value of securities from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require Federal Home Loan Bank System (FHLBank System) debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of June 30, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2009 was $297.9 million, for which we have posted collateral of $88.7 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would not have been required to deliver any additional collateral to our derivative counterparties as of June 30, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

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

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty. As of both June 30, 2009 and December 31, 2008, 14 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of June 30, 2009 and December 31, 2008, 46.0% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five and six counterparties rated “AA–” or higher from an NRSRO, such as S&P or Moody’s. As of June 30, 2009 and December 31, 2008, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of at least “A” or equivalent.

Financial Statement Effect and Additional Financial Information

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$39,310,670	$257,276	$603,300
Interest-rate caps or floors	10,000	9

Total derivatives designated as hedging instruments under SFAS 133	39,320,670	257,285	603,300
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	683,700	15,129	14,981
Interest-rate caps or floors	220,000	95

Total derivatives not designated as hedging instruments under SFAS 133	903,700	15,224	14,981

Total derivatives before netting and collateral adjustments	$40,224,370	$272,509	$618,281

Netting adjustments(1)		(262,528)	(262,528)
Cash collateral and related accrued interest		(6,070)	(57,829)

Total derivatives before netting and collateral adjustments		(268,598)	(320,357)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,911	$297,924

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19

Total derivatives designated as hedging instruments under SFAS 133	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206

Total derivatives not designated as hedging instruments under SFAS 133	976,000	19,198	18,469

Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$694,192

Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)

Total derivatives before netting and collateral adjustments		(377,350)	(458,775)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the Statement of Operations for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Components of Net (Loss) Gain on Derivatives and Hedging Activities	2009	2008	2009	2008
(in thousands)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest-rate swaps	$(8,407)	$6,129	$(11,276)	$8,732

Total net (loss) gain related to fair value hedge ineffectiveness	(8,407)	6,129	(11,276)	8,732
Derivatives not designated as hedging instruments under SFAS 133
Economic hedges
Interest-rate swaps	2	(59)	4	(69)
Interest-rate swaptions				1,629
Interest-rate caps or floors	73	(1,095)	(111)	164
Net interest settlements	307	940	435	1,462
Intermediary transactions
Interest-rate swaps		132	(18)	130

Total net (loss) gain related to derivatives not designated as hedging instruments under SFAS 133	382	(82)	310	3,316

Net (loss) gain on derivatives and hedging activities	$(8,025)	$6,047	$(10,966)	$12,048

The following table presents, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$5,646	$(5,500)	$146	$(72,754)
Consolidated obligation bonds	(209,529)	201,128	(8,401)	58,660
Consolidated obligation discount notes	9,952	(10,104)	(152)	5,020

Total	$(193,931)	$185,524	$(8,407)	$(9,074)

	For the Three Months Ended June 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$19,279	$(18,942)	$337	$(24,821)
Consolidated obligation bonds	(160,522)	166,314	5,792	59,538

Total	$(141,243)	$147,372	$6,129	$34,717

	For the Six Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$9,928	$(13,945)	$(4,017)	$(128,245)
Consolidated obligation bonds	(268,426)	259,971	(8,455)	116,762
Consolidated obligation discount notes	3,074	(1,878)	1,196	8,951

Total	$(255,424)	$244,148	$(11,276)	$(2,532)

	For the Six Months Ended June 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$3,866	$(2,219)	$1,647	$(27,237)
Consolidated obligation bonds	(31,566)	38,651	7,085	88,032

Total	$(27,700)	$36,432	$8,732	$60,795

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 8.	Employee Retirement Plans

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

The net periodic pension cost for the defined benefit plans was as follows for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Periodic Pension Cost for the Retirement BEP and SERP	2009	2008	2009	2008
(in thousands)
Service costs	$80	$78	$160	$156
Interest costs	74	69	147	138
Amortization of prior service cost	40		79

Net periodic pension cost	$194	$147	$386	$294

Note 9.	Estimated Fair Value

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

Generally, pricing services’ values and broker quotes obtained on level 3 instruments are indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO, geographical information, etc.), other broker indications, pricing trends, as well as our independent knowledge of the security’s collateral characteristics (e.g. geographical information, delinquencies, foreclosures and real-estate owned).

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

Advances

The estimated fair value of advances is determined by calculating the present value of expected future cash flows from the advances excluding the amount of the accrued interest receivable. For advances with embedded options, additional market-

based inputs are obtained from derivatives dealers. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period, adjusted for a target spread.

In accordance with Finance Agency regulation, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not incorporate prepayment risk.

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

Mandatorily Redeemable Capital Stock

The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by member contemporaneous member purchases and transfers at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside our cooperative.

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

Fair Value Hierarchy

SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants for selling an asset or transferring a liability in the principal (or most advantageous) market for the asset or liability. In order to determine the fair value, or exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

Fair Value on a Recurring Basis

The following tables present for each SFAS 157 hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$3,911	$		$272,509	$	$(268,598)
Other assets (rabbi trust)	3,888		3,888

Total assets at fair value	$7,799		$3,888	$272,509	$	$(268,598)

Derivative liabilities	$(297,924)	$		$(618,281)	$	$320,357

Total liabilities at fair value	$(297,924)	$		$(618,281)	$	$320,357

	As of December 31, 2008
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Netting Adjustment*
(in thousands)
Derivative assets	$31,984	$		$409,536	$	$(377,552)
Other assets (rabbi trust)	3,247		3,247

Total assets at fair value	$35,231		$3,247	$409,536	$	$(377,552)

Derivative liabilities	$(235,417)	$		$(694,192)	$	$458,775

Total liabilities at fair value	$(235,417)	$		$(694,192)	$	$458,775

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral was $51.7 million as of June 30, 2009 and $81.4 million as of December 31, 2008.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.

Fair Value on a Nonrecurring Basis

We measure certain held-to-maturity securities and real estate owned at fair value on a nonrecurring basis. These assets are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents, by SFAS 157 hierarchy level, held-to-maturity securities and real estate owned for which a nonrecurring change in fair value has been recorded as of June 30, 2009.

	As of June 30, 2009
Non-Recurring Fair Value Measurement	Total	Level 2		Level 3
(in thousands)
Held-to-maturity securities	$197,954	$		$197,954
Real estate owned	261		261

Total assets at fair value	$198,215		$261	$197,954

The fair values of the private-label mortgage-backed securities in our held-to-maturity portfolio have been determined on the basis of market-based information provided by third-party pricing services. Prior to September 30, 2008, these assets were classified as level 2, as evidenced by observable trades in the market and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led us to conclude that the prices received from pricing services, which are derived from third party proprietary models, are reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, effective September 30, 2008, we consider these to be level 3 inputs. See “—Financial Asset and Financial Liability Valuation Methodologies—Held-to-Maturity Securities” above for additional information.

Fair Value Summary Tables

The following table summarizes the carrying value and estimated fair values of our financial instruments as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
Estimated Fair Values	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,033	$1,033	$1,395	$1,395
Deposit with other FHLBanks	37	37
Securities purchased under agreements to resell	4,000,000	4,000,000	3,900,000	3,900,096
Federal funds sold	3,038,000	3,037,999	2,320,300	2,320,300
Held-to-maturity securities	9,319,858	8,473,439	9,784,891	7,857,197
Advances	28,256,528	28,365,549	36,943,851	37,110,844
Mortgage loans held for portfolio, net	4,570,817	4,683,076	5,087,323	5,207,494
Accrued interest receivable	139,303	139,303	241,124	241,124
Derivative assets	3,911	3,911	31,984	31,984
Financial Liabilities
Deposits	(777,702)	(777,772)	(582,258)	(582,804)
Securities sold under agreements to repurchase
Consolidated obligations, net:
Discount notes	(16,077,474)	(16,059,513)	(15,878,281)	(15,859,873)
Bonds	(29,983,170)	(30,336,511)	(38,590,399)	(39,073,154)
Mandatorily redeemable capital stock	(922,911)	(922,911)	(917,876)	(917,876)
Accrued interest payable	(212,379)	(212,379)	(337,303)	(337,303)
Derivative liabilities	(297,924)	(297,924)	(235,417)	(235,417)
Other
Commitments to extend credit for advances	(735)	(735)	(803)	(803)
Commitments to issue consolidated obligations		87		35,190

Note 10.	Transactions with Related Parties and other FHLBanks

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

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of June 30, 2009 and December 31, 2008 and for the six months ended June 30, 2009 and 2008. Certain disclosures concerning the December 31, 2008 held-to-maturity securities purchased from members and their affiliates have been revised from amounts previously disclosed. Specifically, we have increased held-to-maturity securities purchased from members and their affiliates by $88.9 million to $3.3 billion as of December 31, 2008.

Assets and Liabilities with Members and Affiliates	As of June 30, 2009	As of December 31, 2008
(in thousands)
Assets
Cash and due from banks	$181	$386
Securities purchased under agreements to resell	1,000,000
Federal funds sold	423,000	195,300
Held-to-maturity securities	2,784,621	3,260,810
Advances*	21,016,706	24,152,434
Mortgage loans held for portfolio	559,635	653,712
Accrued interest receivable	69,850	112,372

Total assets	$25,853,993	$28,375,014

Liabilities
Deposits	$764,182	$569,088
Mandatorily redeemable capital stock	126,414	126,874
Derivative liabilities	160,008	95,066
Other liabilities	2,090	2,096

Total liabilities	$1,052,694	$793,124

Capital
Capital Stock
Class B capital stock putable	$1,627,711	$2,148,968
Class A capital stock putable	135,135	317,378
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment loss on held-to-maturity securities	(623,828)

Total Capital	$1,139,018	$2,466,346

Other
Notional amount of derivatives	$18,133,764	$12,431,629
Letters of credit	$940,780	$913,858

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Six Months Ended June 30,
Income and Expense with Members and Affiliates	2009	2008
(in thousands)
Interest Income
Advances*	$335,461	$727,653
Prepayment fees on advances, net	5,155	21,937
Securities purchased under agreements to resell	947	201
Federal funds sold	447	8,222
Held-to-maturity securities	33,786	52,301
Mortgage loans held for portfolio	16,797	138,711
Other income		16

Total interest income	392,593	949,041

Interest Expense
Deposits	723	13,976
Consolidated obligations*	49,345	29,826
Mandatorily redeemable capital stock		510

Total interest expense	50,068	44,312

Net Interest Income	$342,525	$904,729

Other Income (Loss)
Service fees	$1,103	$891
Net other-than-temporary impairment loss on held-to-maturity securities	(68,062)
Net (loss) gain on derivatives and hedging activities	(9,187)	8,400

Total other (loss) income	$(76,146)	$9,291

*	Includes the effect of associated derivatives with members or their affiliates.

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

The following tables set forth information as of June 30, 2009 and December 31, 2008, and for the six months ended June 30, 2009 and 2008 with respect to transactions with related parties. Certain disclosures concerning the December 31, 2008 held-to-maturity securities purchased from related parties and their affiliates have been revised from amounts previously disclosed. Specifically, we have increased held-to-maturity securities purchased from related parties and their affiliates by $701.7 million to $938.8 million as of December 31, 2008.

Assets and Liabilities with Related Parties	As of June 30, 2009	As of December 31, 2008
(in thousands)
Assets
Cash and due from banks	$181	$
Securities purchased under agreements to resell	3,500,000
Held-to-maturity securities	1,404,276		938,784
Advances*	16,096,760		18,923,217
Mortgage loans held for portfolio	4,001,551		4,421,078
Accrued interest receivable	82,418		142,242

Total assets	$25,085,186		$24,425,321

Liabilities
Deposits	$29,527		$8,676
Mandatorily redeemable capital stock	772,259		772,259
Derivative liabilities	143,437		24,119
Other liabilities	14,935		16,978

Total liabilities	$960,158		$822,032

Capital
Capital Stock
Class B capital stock putable	$848,100		$830,894
Class A capital stock putable	7,174		174,392
Accumulated other comprehensive loss:
Non-credit portion of other-than-temporary impairment charges on held-to-maturity securites	(558,880)

Total Capital	$296,394		$1,005,286

Other
Notional amount of derivatives	$14,831,884		$6,977,797
Letters of credit	$427,169		$699,176
* Includes the effect of associated derivatives with members or their affiliates.

	For the Six Months Ended June 30,
Income and Expense with Related Parties	2009	2008
(in thousands)
Interest Income
Advances*	$242,256		$325,349
Prepayment fees on advances, net	3,703		21,127
Securities purchased under agreements to resell	2,530
Federal funds sold	152		673
Held-to-maturity securities	19,228		3,658
Mortgage loans held for portfolio	110,399		120,221

Total interest income	378,268		471,028

Interest Expense
Deposits	16		679
Consolidated obligations*	52,313		(1,818)

Total interest expense	52,329		(1,139)

Net Interest Income	$325,939		$472,167

Other Income (Loss)
Service fees	$88	$
Net other-than-temporary impairment loss on held-to-maturity securities	(61,016)
Net (loss) gain on derivatives and hedging activities	(6,578)		397

Total other (loss) income	$(67,506)		$397

* Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties

In January 2009, Bank of America, National Association (BANA) completed the acquisition of Merrill Lynch & Co. (Merrill Lynch). On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch. As part of this restructuring, outstanding advances of $411.2 million and Seattle Bank Class B capital stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. Since that date, Bank of America Oregon, N.A. has begun utilizing the transferred Class B stock for new advances with the Seattle Bank.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred its Class A capital stock and Class B capital stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A capital stock is redeemable six months after notification and Class B capital stock is redeemable five years after notification, subject to certain requirements. As a non-member, JPMorgan Chase Bank, N.A. is not eligible to initiate new advances or renew maturing advances. As of June 30, 2009, approximately 43.4% of advances outstanding to JPMorgan Chase Bank, N.A., as of December 31, 2008 had matured and an additional 39.4% of such advances ($4.0 billion and $1.0 billion) will mature in the third and fourth quarters of 2009.

Transactions with Other FHLBanks

Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on debt transfers to or from other FHLBanks, see Note 5.

Note 11.	Commitments and Contingencies

For accounting policies and additional information concerning commitments and contingencies, see Note 17 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of June 30, 2009 and December 31, 2008. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.1 trillion and $1.3 trillion as of June 30, 2009 and December 31, 2008.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government-Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act (each, a Lending Agreement). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of collateral, consisting entirely of advances, totaling $27.8 billion, which provides for maximum borrowings of $24.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, no FHLBank had drawn on this available source of liquidity. For additional information regarding the Lending Agreements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Capital Resources and Liquidity––Liquidity” in our 2008 annual report on Form 10-K.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $367.4 million and $20.8 million as of June 30, 2009 and December 31, 2008. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $940.8 million and $913.9 million as of June 30, 2009 and December 31, 2008. Standby letters of credit as of June 30, 2009 had original terms of 17 days to 6.5 years, with the final expiration in 2012. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for standby bond purchases were $51.2 million and $52.7 million as of June 30, 2009 and December 31, 2008.

As of June 30, 2009, we had $270.0 million of investments that had been traded but not settled. As of December 31, 2008, we had no investment that had been traded but not settled. As of June 30, 2009, we had $270.0 million in agreements outstanding to issue consolidated obligation discount notes. As of December 31, 2008, we had entered into agreements to issue $1.1 billion par value of consolidated obligation bonds.

As of June 30, 2009, we have a fully reserved receivable of $10.4 million from Lehman Brothers Special Financing, Inc. (LBSF) recorded on our Statement of Condition. In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF.

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Note 12.	Subsequent Events

In connection with preparation of these unaudited financial statements and condensed notes, we evaluated subsequent events after the Statement of Condition date of June 30, 2009 through August 12, 2009, which is the date the financial statements were issued.

On August 3, 2009, we received notification from the Finance Agency that it had completed its review of our additional information submission and that based on the Seattle Bank’s risk-based capital deficiency as of March 31, 2009, the Seattle Bank’s final capital classification is undercapitalized. In reaching the determination of undercapitalized, the Finance Agency noted the deterioration in the value of the FHLBank’s private-label mortgage-backed securities, the accumulated other comprehensive losses stemming from that deterioration, the level of retained earnings at the FHLBank in comparison to accumulated other comprehensive losses, and the FHLBank’s market value of equity compared to the par value of its outstanding capital stock.

Restrictions applicable to an FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, include a range of mandatory or discretionary restrictions. For example, an FHLBank needs to review its operating and financial contracts and counterparty agreements to determine whether a capital deficiency or the application of the PCA requirements to the FHLBank will trigger defaults or otherwise impact terms of those contracts and agreements, and submit to the Finance Agency a capital restoration plan, as well as restrict dividends and redemptions and repurchases of capital stock. In addition, the mandatory restrictions include a mandatory limit on asset growth, such that current quarter average total assets of the FHLBank may not exceed average total assets of the previous quarter, unless the Director of the Finance Agency determines the increase is consistent with an approved capital restoration plan and meets other requirements.

The Seattle Bank previously suspended dividend payments, stock redemptions, and stock repurchases. We expect to submit our capital restoration plan on or before August 24, 2009. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however our risk-based capital requirement will fluctuate with current market conditions. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

On July 30, 2009, the Board determined that, effective immediately, any member that rescinds its notice to redeem excess stock on or before December 31, 2009, shall not be subject to a redemption cancellation fee. As of July 31, 2009, $48.9 million of mandatorily redeemable capital stock would be subject to reclassification to Class B capital stock should the applicable members rescind their outstanding redemption requests related to such excess stock.

The following table summarizes the credit-rating changes of these private-label mortgage-backed securities as of August 7, 2009.

	Rating Agency Actions Between June 30, 2009 and August 7, 2009
	To
Downgraded Private-Label Mortgage-Backed Securities	AA	A	B	CCC and Below
(in thousands)
From AAA	$33,288	$38,071	$164,993	$227,870
From AA				15,758
From BBB				132,608
From B and below				31,525

Total carrying value	$33,288	$38,071	$164,993	$407,761

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

our members’ willingness to do business with us despite our final capital classification as of March 31, 2009 of “undercapitalized” by the Federal Housing Finance Agency (Finance Agency) under its final rule implementing the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act) or our inability, as a result of our undercapitalized classification to redeem or repurchase capital stock or pay dividends;

•

regulatory requirements and restrictions, including growth restrictions, resulting from our final capital classification as of March 31, 2009 of undercapitalized or a further adverse change in our capital classification, or other actions by the Finance Agency, other governmental bodies, or regulatory agencies;

•	adverse changes in the market prices or credit quality of our members’ assets used as collateral for our advances;

•	loss of members due to institutional failures, consolidations, or withdrawals from membership;

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

•	actions taken by the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the FDIC to stabilize the capital and credit markets;

•	our ability to introduce new products and services and successfully manage the risks associated with those products and services;

•

increased operating costs resulting from credit rating agency downgrades, regulatory actions, legislative changes, or economic conditions that could cause us to modify our current structure, policies, or business operations;

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks;

•	significant increases or decreases in business from or changes in business of our members, including unexpected demand for liquidity from our large members;

•

significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these instruments;

•

instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions that could result in member or non-member shareholders deciding to record impairment charges on their Seattle Bank capital stock;

•	changes in global, national, and local economic conditions, including unemployment, inflation, or deflation;

•	negative changes in credit agency ratings or ratings applicable to the FHLBanks or the Federal Home Loan Bank System (FHLBank System);

•

changes in bankruptcy laws or other regulation that could result in modification of the terms or principal balances of mortgage loans that we own or that are collateral underlying our mortgage-backed securities;

•	rapidly changing accounting guidance, including changes relating to financial instruments that are marked to market or hedge accounting criteria, that could adversely affect our financial statements;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations; and

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

Overview

This discussion and analysis reviews our financial condition as of June 30, 2009 and December 31, 2008 and our results of operations for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three and six months ended June 30, 2009 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the year ended December 31, 2008 (2008 Audited Financials) included in our 2008 annual report on Form 10-K.

Our financial condition as of June 30, 2009 and our results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2009 or for any other future dates or periods.

General

The Seattle Bank is a federally chartered corporation and one of 12 FHLBanks, which along with the Finance Agency (prior to July 30, 2008, the Federal Housing Finance Board (Finance Board)) and the Office of Finance, comprise the FHLBank System. The Seattle Bank is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Any building and loan association, savings and loan association, homestead association, insurance company, savings bank, community development financial institution (CDFI), or federally insured depository institution engaged in residential housing finance located in the Seattle Bank’s district is eligible to apply for membership. Our primary business activity is providing loans (advances) to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program (AHP) and the Community Investment Program (CIP).

Our capital stock is not publicly traded and can be held only by our members, by non-member institutions that acquire stock by virtue of acquiring member institutions, or by former members that retain capital stock to support advances or other activity that remains outstanding or until any applicable stock redemption or withdrawal notice period expires and is effective. All of our members must purchase capital stock in the Seattle Bank. Our capital stock has a par value of $100 per share and is purchased, redeemed, repurchased, and transferred within our cooperative (with our prior approval) only at its par value. Members may redeem excess stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice in the case of Class B capital stock and six months’ written notice in the case of Class A capital stock, assuming the Seattle Bank is in compliance with its capital requirements or other requirements and is not otherwise restricted from redeeming capital stock by the Finance Agency.

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

Market Conditions

The turmoil in the global financial markets that began in mid-2007 and intensified during 2008 continued to negatively impact borrowing and lending activities during the first half of 2009. Although interbank lending continued to improve during the second quarter of 2009, indicating modest improvement in market liquidity, concerns regarding the creditworthiness and nonperformance risks of trade counterparties continued to adversely affect the market value and capitalization of many financial institutions and in turn resulted in additional institutional failures, mergers, and consolidations.

Although there was an increase in applications to refinance mortgage loans late in the first quarter and during the second quarter of 2009, increases in mortgage interest rates and more rigorous credit requirements generally offset any improvement in the U.S. mortgage market that may have otherwise resulted from this activity, with the U.S. mortgage market continuing to deteriorate during the second quarter of 2009 as delinquency and foreclosure rates on mortgage loans increased and home prices decreased. The private-label mortgage-backed securities market, which had for the most part ceased operating during much of 2008, continued its lack of activity as uncertainty over the impact of new or proposed governmental actions (including mortgage loan modification programs and changes to bankruptcy laws), further home-price deterioration, and changes in borrower, lender, and investor behavior depressed and complicated the pricing of private-label mortgage-backed securities. Although there was a slight improvement in prices in the secondary private-label mortgage-backed securities market on highly rated instruments during the second quarter of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying private-label mortgage-backed securities resulted in the recognition of other-than-temporary impairment charges by a number of FHLBanks, including the Seattle Bank, during the first two quarters of 2009. Further, in the first half of 2009, the credit-rating agencies continued to downgrade a significant number of private-label mortgage-backed securities, including many owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.

These and other factors prompted significant actions by governments, regulatory agencies, and other credit market participants around the world, including in the United States, in 2008 and 2009. During this period, the U.S. Treasury, the Federal Reserve, the FDIC, and the Finance Agency announced a number of major initiatives, including new measures impacting the FHLBank System, its members, and the financial markets, to address liquidity pressures and increase confidence among credit market participants. These initiatives included, for example, passing the American Recovery and Reinvestment Act of 2009 (2009 Stimulus Package) and extending the effective periods of a number of Federal Reserve liquidity programs through February 2010. It is unclear how long it will take for recent legislative and regulatory initiatives to be fully implemented and, when and if implemented, what affect they will ultimately have on the U.S. economy. See “—Recent Regulatory Developments” below for more information.

During the first half of 2009, the Seattle Bank’s advances continued to be an important source of liquidity to our members as they worked through the changing and difficult financial climate, although our advances balance continued to decline as many of our members reduced their asset balances, received significant increases in customer deposits, and participated in one or more of the regulatory initiatives described above. Member demand continued to be primarily for short-term, fixed interest-rate advances, and we generally funded these advances with short-term funding at favorable interest rates. Demand for medium-term advances (one-to-two year maturities) began increasing toward the end of the second quarter of 2009.

Members

During 2009, the Seattle Bank experienced some significant changes in our membership.

•

On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to Bank of America, National Association (BANA), a non-member, as part of its purchase of Merrill Lynch, the parent of Merrill Lynch Bank USA. As part of this restructuring, outstanding advances of $411.2 million and Seattle Bank Class B capital stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. The capital stock transferred to Bank of America Oregon, N.A. is included in capital stock, while the Class B capital stock held by BANA is classified as mandatorily redeemable capital stock on the Statement of Condition. Since that date, Bank of America Oregon, N.A. has begun using the transferred Class B stock for new advances with the Seattle Bank.

•

Five member institutions failed through June 30, 2009, (with two additional member institution failures through August 12, 2009). All outstanding advances to these members, totaling $126.4 million, were prepaid or assumed by the acquiring institution or the FDIC, and their outstanding Class A capital stock totaling $2.3 million and Class B capital stock totaling $4.7 million were transferred to mandatorily redeemable capital stock or to the assuming bank’s capital stock. We believe that the continued volatility of the credit and U.S. mortgage markets, deterioration in the commercial real estate market, and increasing delinquencies in consumer credit card debt may result in additional member institution failures during 2009.

Financial Results and Condition

The Seattle Bank recorded a net loss of $34.3 million and $50.5 million for the three and six months ended June 30, 2009, a decrease of $63.4 million and $111.1 million from net income of $29.1 million and $60.6 million for the same periods in 2008. The decreases in net income for the three and six months ended June 30, 2009 were primarily due to $61.8 million and $133.4 million in OTTI credit losses on certain of our held-to-maturity securities (further discussed below) and increased net losses on derivatives and hedging activities of $14.1 million and $23.0 million, partially offset by decreases of $6.1 million and $17.7 million in net realized losses on debt retirements and reduced AHP/RECORP assessments of $10.6 million and $21.9 million.

As of June 30, 2009, we had total assets of $49.4 billion, total outstanding capital stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $164.0 million, compared to total assets of $58.4 billion, total outstanding capital stock (including mandatorily redeemable stock) of $2.8 billion, and an accumulated deficit of $78.9 million as of December 31, 2008. The decrease in assets was primarily due to a lower advances balance. Advances, which peaked at $46.3 billion in September 2008, declined to $28.3 billion as of June 30, 2009 which approximates our five-year average advances balance of $28.4 billion as of June 30, 2009. The change from our accumulated deficit as of December 31, 2008 to retained earnings as of June 30, 2009 primarily resulted from our adoption of new OTTI accounting guidance (as described below), under which we recognized a cumulative-effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

In April 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance for other-than-temporary impairment of securities. This guidance requires, among other things, the separation of an OTTI charge into (a) the amount of the total impairment related to credit loss and (b) the amount of the total impairment related to all other factors (i.e., the “non-credit” component). The amount of the total OTTI charge related to credit is recognized in earnings in the statement of income. The amount of the total OTTI charge related to all other factors is recognized in other comprehensive income in the statement of condition. The Seattle Bank adopted this new OTTI accounting guidance effective January 1, 2009. As a result of our quarterly reviews of our held-to-maturity securities for the three and six months ended June 30, 2009, including adoption of the FASB’s new OTTI accounting guidance, we recorded OTTI charges relating to certain of our private-label mortgage-backed securities of $260.0 million and $1.2 billion (of which $61.8 million and $133.4 million were credit-related and reported in our Statement of Operations and of which $198.2 million and $1.0 billion were related to other factors and recorded in other comprehensive loss in our Statement of Condition). We could continue to recognize additional OTTI charges on our private-label mortgage-backed securities if, among other things, delinquency or loss rates on mortgages continue to increase or residential real estate values continue to decline beyond our forecasted levels as of June 30, 2009 or if the collateral supporting our securities becomes part of a loan modification program. If these new OTTI charges were taken, they could further negatively impact our earnings, other comprehensive loss, and total regulatory and GAAP capital, as well as our compliance with regulatory requirements. However, the majority of our OTTI charges have been related to non-credit factors, which we expect to recover. See “––Financial Condition—Investments,” Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” for more information.

Changes in market interest rates and the considerable decline in activity in the mortgage-backed securities market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our mortgage-backed securities classified as held-to-maturity investments and collateralized by Alt-A mortgage loans. As of June 30, 2009 and December 31, 2008, our net unrealized market value losses were $960.5 million and $2.1 billion, which, in accordance with GAAP, are not reflected in our financial position and operating results. The decrease in our unrealized market value loss is primarily the result of the recognition of the $1.2 billion in OTTI charges for the six months ended June 30, 2009. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 44.1% and 22.9% as of June 30, 2009 and December 31, 2008. See Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” for additional information on the estimation of fair values.

We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our mortgage-backed securities and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk. We expect that our market value of equity-to-book value to equity ratio will continue to be depressed until the difference between the market value of our assets and liabilities improves and conditions more consistent with past experience return to the credit markets. For additional information, see “—Financial Condition,” “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and “Part II. Item 1A. Risk Factors,” in this report.

Primarily as a result of the decline in the market value and credit ratings of our private-label mortgage-backed securities, we reported a risk-based capital deficiency of $178.3 million as of June 30, 2009. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however, our risk-based capital requirement will fluctuate with current market conditions. An FHLBank that fails to meet any regulatory capital requirement or that does not have a final capital classification of “adequately capitalized” (as discussed in “—Recent Regulatory Developments” below), including the risk-based capital requirement, may not declare a dividend or redeem or repurchase capital stock. We are actively implementing strategies to comply with the risk-based capital requirement and during the second quarter of 2009, the following actions were implemented to encourage stock ownership within our cooperative.

•

On May 12, 2009, our Board of Directors (Board) determined that, effective immediately, any member that had previously notified the Seattle Bank of its intent to withdraw from membership and then rescinds its notice of intent to withdraw from membership on or before December 31, 2009, shall not be subject to a redemption cancellation fee. As of July 31, 2009, one member had rescinded its notice of intent to withdraw. We reclassified this member’s stock from mandatorily redeemable capital stock to capital.

•

On May 12, 2009, the Board also determined that any redemption cancellation fees applicable to the transfer of excess Class A or Class B capital stock from a member or successor to another member shall also be waived. Between May 12, 2009 and July 31, 2009, two members transferred excess capital stock to other members at $100 per share.

•

On May 12, 2009, our Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. After that date, new advances must be supported by Class B capital stock which can be used to increase the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured). Between May 12, 2009 and July 31, 2009, 11 members purchased $1.8 million of Class B capital stock at $100 per share.

•

On July 30, 2009, the Board determined that, effective immediately, any member that rescinds its notice to redeem excess stock on or before December 31, 2009, shall not be subject to a redemption cancellation fee. If applicable, the member’s excess stock will be reclassified from mandatorily redeemable capital stock to capital at that time.

We believe the condition of the U.S. economy will continue to affect and be affected by liquidity issues in the global financial markets and the deterioration in the U.S. housing, commercial real estate, and consumer credit card debt markets, through at least 2009. Going forward, we expect to continue to manage our business in order to meet members’ needs, particularly for liquidity, in varying market conditions, and we have continued to demonstrate high creditworthiness, the ability to access the capital markets, success in our core business, and a strong liquidity position. However, the actions that we have taken and continue to take to manage our members’ needs may negatively impact our financial condition and results of operations. For example, in order to reduce our counterparty credit risk, we have limited the number of counterparties and transaction amounts for unsecured investments, resulting in significantly lower 2009 year-to-date investment interest income and significantly higher regulatory capital-to-asset and leverage ratios. We expect that this investment strategy will further negatively impact interest income from investments for the remainder of 2009. In addition, while we continue to assess the impact of legislative, regulatory, and membership changes, we believe that some of these changes may continue to negatively affect advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Recent Regulatory Developments

On July 30, 2009, the Finance Agency published a final rule that is substantially similar to an interim final rule published on January 30, 2009 and that implements the PCA provisions of the Housing Act. The rule establishes four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implements the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

On May 27, 2009, the Seattle Bank received preliminary notification from the Finance Agency that based on the Seattle Bank’s reported risk-based capital deficiency as of March 31, 2009, the Seattle Bank was “undercapitalized”. Under the interim final rule, the Seattle Bank had 30 calendar days to submit information for consideration in the Finance Agency’s final classification determination. We submitted information to the Finance Agency for consideration during this period.

On August 3, 2009, we received notification from the Finance Agency that it had completed its review of our additional information submission and that based on the Seattle Bank’s risk-based capital deficiency as of March 31, 2009, the Seattle Bank’s final capital classification is “undercapitalized” although the Finance Agency recognized the initial steps taken by the Seattle Bank in response to the Finance Agency’s preliminary notification. In addition to the reported risk-based capital deficiency as of March 31, 2009, the Finance Agency noted the deterioration in the value of our private-label mortgage-backed securities, our accumulated other comprehensive loss stemming from that deterioration, the level of our retained earnings in comparison to the other comprehensive loss, and our market value of equity compared to the par value of outstanding capital stock. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however, our risk-based capital requirement will fluctuate with current market conditions. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Restrictions applicable to an FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, include a range of mandatory or discretionary restrictions. For example, an FHLBank must submit to the Finance Agency a capital restoration plan, as well as restrict dividends and redemptions and repurchases of capital stock. In addition, the mandatory restrictions include a mandatory limit on asset growth, such that current quarter average total assets of the FHLBank may not exceed average total assets of the previous quarter, unless the Director of the Finance Agency determines the increase is consistent with an approved capital restoration plan and meets other requirements.

The Seattle Bank previously suspended dividend payments, stock redemptions, and stock repurchases. We expect to submit our capital restoration plan on or before August 24, 2009. See “Part I. Item 1. Business—Statutory Capital Requirements” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are determined not to be adequately capitalized.

On May 15, 2009, the Finance Agency published proposed rules detailing FHLBank membership application requirements for non-federally insured CDFIs. The proposal requires CDFIs to meet existing requirements for FHLBank membership, but identifies alternative and additional requirements which reflect the variety and unique characteristics of non-federally insured CDFIs. At this point, we are unsure if or how this proposal will affect our business or membership.

On June 5, 2009, the Finance Agency published a proposed rule on executive compensation, setting forth requirements and processes with respect to compensation provided to executive officers of Fannie Mae, Freddie Mac, and the FHLBanks. The proposed rule describes the authority of the Director of the Finance Agency to prohibit or withhold executive compensation that is not deemed reasonable and comparable to that paid to executive officers in similar businesses involving similar duties and responsibilities. The proposal also prescribes when prior approval of termination benefits is required by the Director of the Finance Agency. We are unsure if, when, or in what form this rule will ultimately be approved and how it may affect Seattle Bank.

On June 17, 2009, the Finance Agency published a proposed rule on reporting of fraudulent financial instruments purchased or sold by Fannie Mae, Freddie Mac, or the FHLBanks. The proposal also requires the establishment and maintenance of internal controls, procedures, and training programs to ensure fraudulent instruments are detected and reported. We are unsure if, when, or in what form this rule will ultimately be approved and how it may affect Seattle Bank.

On June 29, 2009, the Finance Agency published a proposed rule which would amend a final rule on "golden parachute payments" promulgated by the Finance Agency on January 29, 2009. Golden parachute payments are defined to include payments which are received on or after termination of employment and are received on or after a regulated entity's insolvency, appointment of conservator or receiver, determination that the regulated entity is in troubled condition, or is assigned an examination composite rating of 3 or 4 by the Finance Agency. Golden parachute payments would require the prior written approval of the Director of the Finance Agency. The proposed rule also sets forth prohibited and permissible indemnification payments that regulated entities may make in connection with administrative proceedings or civil actions instituted by the Finance Agency. We are unsure if, when, or in what form this rule will ultimately be approved and how it may affect Seattle Bank.

On July 30, 2009, the Finance Agency issued a notice of proposed rulemaking, with a 60-day comment period, beginning with its August 4, 2009 publication date in the Federal Register, related to the reconstitution and strengthening of the Office of Finance Board of Directors. To achieve this goal, the proposed regulation would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees and set a method for electing independent directors, along with setting qualifications for these directors. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by the Finance Agency’s regulations. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank Presidents and one independent director (currently vacant). The Finance Agency has proposed that all twelve FHLBank Presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the audit committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the audit committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures so that the combined financial reports will continue to be accurate and meaningful.

The Seattle Bank is continuing to evaluate the implications of the new regulatory and legislative developments, including the PCA final rule and Finance Agency proposals, and other regulations, orders, and reports on our members’ and the Seattle Bank’s businesses. See “Part II. Item 1A. Risk Factors” in this report.

Financial Highlights

The following table presents a summary of selected financial information as of and for the Seattle Bank for the periods indicated.

Selected Financial Data	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008	June 30, 2008
(in millions, except ratios)
Statements of Condition (at period end)
Total assets		$49,384		$56,947		$58,362	$76,195	$66,431
Cash and investments (1)		16,358		19,965		16,006	24,369	24,127
Advances		28,257		31,848		36,944	46,331	36,635
Mortgage loans held for portfolio		4,571		4,899		5,087	5,211	5,355
Deposits and other borrowings		778		671		582	1,434	832
Consolidated obligations		46,061		53,481		54,469	70,875	62,390
Affordable Housing Program (AHP)		13		15		16	23	27
Payable to Resolution Funding Corporation (REFCORP)								7
Class A stock - putable		135		134		118	396	317
Class B stock - putable		1,735		1,733		1,730	2,480	2,149
Retained earnings (2)		164		198		(79)	162	191
Accumulated other comprehensive loss (2)		(1,238)		(1,105)		(3)	(1)	(1)
Total capital		796		961		1,766	3,037	2,655

Statements of Income (for the three month period ended)
Interest income		$223		$315		$485	$523	$533
Net interest income		48		74		21	43	50
Other (loss) income		(69)		(79)		(264)	(47)	2
Other expense		13		12		13	22	12
(Loss) income before assessments		(35)		(16)		(256)	(26)	40
AHP and REFCORP assessments						(15)	(7)	11
Net (loss) income		(35)		(16)		(241)	(19)	29

Dividends (for the three month period ended)
Dividends paid in cash and stock	$		$		$		$9	$11
Annualized dividend rate
Class A stock - putable		0.00%		0.00%		0.00%	2.09%	3.21%
Class B stock - putable		0.00%		0.00%		0.00%	1.40%	1.40%
Dividend payout ratio		0.00%		0.00%		0.00%	-49.38%	36.37%

Financial Statistics (for the three month period ended)
Return on average equity		-13.58%		-3.64%		-45.58%	-2.75%	4.39%
Return on average assets		-0.26%		-0.11%		-1.41%	-0.11%	0.18%
Equity-to-assets ratio (3)		1.92%		3.54%		4.43%	4.13%	3.99%
Total regulatory capital-to-assets ratio (4)		5.99%		5.24%		4.60%	4.18%	4.12%
Net interest margin (5)		0.33%		0.49%		0.12%	0.25%	0.30%

(1)	Investments may include, among other things, securities purchased under agreements to resell, federal funds sold, and held-to-maturity securities.
(2)

As a result of our adoption of FSP FAS 115-2, effective January 1, 2009, we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

(3)	Equity-to-assets ratio is average capital stock, retained earnings, and accumulated other comprehensive loss, divided by the total average assets.
(4)	Total regulatory capital-to-assets ratio is regulatory capital stock plus retained earnings, divided by the total assets at the end of the period.
(5)	Net interest margin is net interest income divided by the average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advances balance and our advances as a percentage of total assets as of June 30, 2009 declined from December 31, 2008, to $28.3 billion from $36.9 billion and to 57.2% from 63.3%. These declines primarily resulted from $5.5 billion in maturities of JPMorgan Chase Bank, N.A. advances, prepayments of $2.9 billion in advances by Merrill Lynch Bank USA, generally lower advance activity across our membership, and an increase in our short-term investments portfolio, which includes federal funds sold, securities sold under agreements to repurchase, and certificates of deposit. The increase in our short-term investments is primarily intended to provide sufficient liquidity to meet members’ demand for advances, as well as to provide additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2009 and December 31, 2008.

Major Categories of Assets as a Percentage of Total Assets	As of June 30, 2009	As of December 31, 2008
(in percentages)
Advances	57.2	63.3
Investments	33.1	27.4
Mortgage loans held for portfolio	9.3	8.7
Other assets	0.4	0.6

Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. In addition, during the third quarter of 2008, the Seattle Bank entered into a lending agreement with the U.S. Treasury (Lending Agreement) to serve as a contingent source of liquidity. As of August 12, 2009, we had not drawn on this available liquidity source. For additional information regarding the Lending Agreement, see “—Capital Resources and Liquidity—Liquidity.”

The following table summarizes our major categories of liabilities and total GAAP capital as a percentage of total liabilities and GAAP capital as of June 30, 2009 and December 31, 2008.

Major Categories of Liabilities and Total GAAP Capital as a Percentage of Total Liabilities and GAAP Capital	As of June 30, 2009	As of December 31, 2008
(in percentages)
Consolidated obligations	93.3	93.3
Deposits	1.6	1.0
Other liabilities*	3.5	2.7
Total capital	1.6	3.0

Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.9% and 1.6% as of total liabilities and GAAP capital as of June 30, 2009 and December 31, 2008, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market-value gains or losses. As of June 30, 2009 and December 31, 2008, we had net unrealized market value losses of $960.5 million and $2.1 billion. The decrease in our unrealized market value loss is primarily the result of the recognition of $1.2 billion in OTTI charges for the six months ended June 30, 2009. Because of these net unrealized market-value losses, the ratio of the market value of equity-to-book value of equity was 44.1% and 22.9% as of June 30, 2009 and December 31, 2008. We expect that our market value of equity will continue to be depressed until the difference in the market value of our assets (most significantly our mortgage-related assets) and liabilities improve and conditions more consistent with past experience return to the credit markets. We have elected not to hedge our mortgage-related asset basis risk due to the cost and lack of effective means of hedging this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 23.5%, or $8.7 billion, to $28.3 billion, as of June 30, 2009, compared to December 31, 2008. This decline primarily resulted from $5.5 billion in maturities of JPMorgan Chase Bank, N.A. advances, advance prepayments of $2.9 billion by Merrill Lynch Bank USA, and generally lower advance activity across our membership.

As of June 30, 2009, five borrowers held 66.1% of the par value of our outstanding advances, with two borrowers holding 49.4% (JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) with 25.8% and Bank of America Oregon, N.A. with 23.6%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other borrower held over 10% of our outstanding advances as of June 30, 2009 or December 31, 2008.

On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch, the parent of Merrill Lynch Bank USA. As part of this restructuring, outstanding advances of $411.2 million and Seattle Bank Class B capital stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. Since that date, Bank of America Oregon, N.A. has begun using the transferred Class B stock for new advances with the Seattle Bank.

Further, we expect that advance volumes and associated advance interest income which began to decline in the fourth quarter of 2008, will be further negatively impacted as a result of the acquisition of our former largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank, N.A., a non-member institution, in October 2008. As of June 30, 2009, approximately 43.4% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured and an additional 39.4% of such advances ($4.0 billion and $1.0 billion) mature in the third and fourth quarters of 2009. It is unknown whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, continued changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the ability of our members to issue FDIC-insured unsecured debt under the TLGP, as well as the Federal Reserve’s extension to February 2010 of its expanded lending programs, may also adversely impact demand for our advances.

The percentage of advances maturing in one year or less decreased to 54.1% as of June 30, 2009, from 66.2% as of December 31, 2008, while the percentage of variable interest-rate advances (including floating-to-fixed convertible advances) as a portion of our total advance portfolio decreased to 21.7% as of June 30, 2009, compared to 31.6% as of December 31, 2008. These changes generally reflect our members’ preference for short-term, fixed interest-rate liquidity given the very low short-term interest rates and continued volatile market conditions. However, we did experience a slight increase in demand for medium-term advances (one-to-two year maturities) at the end of the second quarter of 2009 (the first such increase since 2008), possibly indicating at least a partial return to more normal lending conditions.

The total weighted-average interest rate on our advance portfolio declined to 2.43% as of June 30, 2009 from 3.02% as of December 31, 2008. The weighted-average interest rate on our portfolio is dependent upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as on our cost of funds (which is the basis for our advance pricing). The lower prevailing market interest rates, as well as our overall lower cost of funds, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of June 30, 2009 and December 31, 2008.

Term-to-Maturity and Weighted-Average Interest Rates	As of June 30, 2009		As of December 31, 2008
	Amount	Weighted- Average Interest Rate	Amount		Weighted- Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$3,411	2.25	$
Due in one year or less	15,058,841	1.91		24,014,584	2.65
Due after one year through two years	5,557,097	2.15		4,540,058	3.34
Due after two years through three years	1,859,019	3.26		1,679,058	3.83
Due after three years through four years	1,449,139	3.08		1,440,120	3.89
Due after four years through five years	663,761	3.39		1,353,482	3.32
Thereafter	3,221,750	4.38		3,268,677	4.41

Total par value	27,813,018	2.43		36,295,979	3.02

Commitment fees	(735)			(803)
Discount on AHP advances	(98)			(126)
Discount on advances	(4,783)			(5,030)
SFAS 133 hedging adjustments	449,126			653,831

Total	$28,256,528			$36,943,851

For additional information on advances, see Note 3 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Although the availability of many sources of wholesale funding such as repurchase agreements, commercial paper, and certain other commercial lending arrangements were either constrained or more expensive than FHLBank advances during the first half of 2009, our members generally had less need for our advances as they, among other things, experienced significant increases in customer deposits, providing them with additional liquidity. When combined with many members’ efforts to reduce their asset balances during the second quarter of 2009, we experienced a further reduction in demand for advances (following similar declines in the fourth quarter of 2008 and first quarter of 2009). Advances, which peaked at $46.3 billion in September 2008, declined to $28.3 billion as of June 30, 2009, which approximates our five-year average advances balance of $28.4 billion.

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

Advance Pricing	For the Six Months Ended June 30,
	2009	2008
(in percentages)
Differential pricing	70.6	67.9
Daily market-based pricing	28.7	26.3
Auction pricing	0.7	5.8

Total	100.0	100.0

We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. Although the percentage of differentially priced advances was slightly higher in the first half of 2009 than for the same period in 2008, differentially priced advance activity increased significantly in the first half of 2009 compared to the fourth quarter of 2008, indicating increased alternative funding sources for our members, such as customer deposits. In general, our larger members have more alternative wholesale funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to increase our advances balance and improve our ability to generate net income and lending capacity for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased or redeemed by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock. Overall, we believe that the availability of the Class A stock, which has a six-month redemption period, as well as our resumption of quarterly dividend payments in December 2006, contributed to our members’ use of our advances in 2008, particularly those that required new stock purchases. However, as a result of OTTI charges recorded in the third and fourth quarters of 2008 and a risk-based capital deficiency as of December 31, 2008, we suspended dividend payments and capital stock repurchases and redemptions in late 2008. We recorded additional OTTI charges and also reported risk-based capital deficiencies at the end of the first and second quarters of 2009. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however, our risk-based capital requirement will fluctuate with current market conditions. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise. An FHLBank that fails to meet any regulatory capital requirement or that does not have a final capital classification of “adequately capitalized” may not declare a dividend or redeem or repurchase capital stock and may be limited by growth restrictions which could affect advances. Although we do not believe that these suspensions have thus far significantly adversely affected our advance volumes, we cannot predict when we will be able to resume dividend payments and stock repurchases or redemptions or how the continuance of these suspensions will affect future advance demand.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, our Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which unlike Class A capital stock, can be used to increase the Seattle Bank’s permanent capital (against which required risk-based capital is measured).

In March 2009, the FDIC issued a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities. Because our advances are considered secured liabilities by our members, the rule will have the effect of increasing the all-in borrowing costs for our members and may tend to reduce member demand for our advances. It is not clear whether this change has affected advance demand during the second quarter of 2009 or will impact advance demand going forward.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2008 annual report on Form 10-K for additional information.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2009, we had advances of $13.7 billion outstanding to two borrowers, which represented 49.4% (25.8% and 23.6%) of our total par value of advance outstanding. As of December 31, 2008 we had advances of $20.6 billion outstanding to three borrowers, which represented 56.7% (35.0%, 11.4%, and 10.3%) of our total par value of advances outstanding. As of June 30, 2009 and December 31, 2008, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. For the purpose of establishing value, the unpaid balance is used for loans and vendor pricing services are used for securities. In addition, the Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. The only two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of the member borrower’s assets and consent to our filing a financing statement evidencing the blanket lien, which we do as a standard practice.

Through August 12, 2009, we have never experienced a credit loss on an advance. Given the current economic environment, we expect that some of our member institutions will experience financial difficulties, including failure. For example, as of December 31, 2008 and continuing through July 31, 2009, the number of borrowers on our internal credit watch list increased to approximately one-third of our membership, generally as a result of increases in non-performing assets and the need for additional capital. Further, in the six months ended June 30, 2009, five of our member institutions failed (with two additional member failures through August 12, 2009). All outstanding advances to these members were collateralized and were prepaid or assumed by the acquiring institution or the FDIC. We actively monitor our borrowers’ financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. In the first half of 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession. The physical possession collateral arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. See “Part I. Item 1. Business—Our Business—Products and Services—Advances,” in our 2008 annual report on Form 10-K for additional information on advances and credit risk management.

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

The following table summarizes the carrying values of our investments as of June 30, 2009 and December 31, 2008.

Short- and Long-Term Investments	As of June 30, 2009	As of December 31, 2008
(in thousands)
Short-Term Investments
Federal funds sold	$3,038,000	$2,320,300
Certificates of deposit	2,184,000
Securities purchased under agreements to resell	4,000,000	3,900,000
Other (TLGP securities)	100,000	1,250,000

Total short-term investments	9,322,000	7,470,300

Long-Term Investments
Mortgage-backed securities	6,376,879	7,589,423
Other U.S. agency obligations	56,745	64,164
Government-sponsored enterprise obligations	597,074	875,604
State or local housing agency obligations	5,160	5,700

Total long-term investments	$7,035,858	$8,534,891

In September 2008, in order to reduce our unsecured counterparty exposure, we modified our investment strategy and began replacing our unsecured short-term investments with secured short-term investments and overnight federal funds sold. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance. The balance of our unsecured short-term investment portfolio was significantly below pre-credit crisis levels (i.e., approximately August 2007) as of June 30, 2009. In addition, we are currently purchasing only government-sponsored enterprise (GSE) or U.S. agency mortgage-backed securities for our long-term investment portfolio. Because our secured short-term investments and GSE and U.S. agency mortgage-backed securities earn lower yields than many of the unsecured short-term investments and private-label mortgage-backed securities we previously invested in and because we are limiting the balance of our unsecured short-term investment portfolio, we expect the decline in our investment interest income that began in 2008 to continue. Our regulatory capital-to-assets ratio increased to 5.99% as of June 30, 2009, significantly above our operating target of 4.10%. Until the capital markets operate more normally, we expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target.

Between December 31, 2008 and June 30, 2009, we increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ potential demand for advances by leveraging our members’ capital stock purchases and reinvesting funds from maturing advances and investments. As a result, as of June 30, 2009, our short-term investments increased by 24.0%, to $9.3 billion, from $7.5 billion as of December 31, 2008. Our long-term investment portfolio declined by 17.6%, to $7.0 billion, primarily due to principal payments. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity and leverage needs and market conditions.

Mortgage-Backed Securities

Previously, each FHLBank’s investment in mortgage-backed securities was limited at the time a security was purchased, to 300% of the FHLBank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Board adopted a resolution authorizing the FHLBanks to increase their purchases of agency mortgage-backed securities, effective immediately, from 300% to 600% of an FHLBank’s regulatory capital. This resolution, which remains in effect for two years, requires an FHLBank to notify the Finance Agency prior to its first acquisition under the expanded authority and to include in its notification a description of the risk management principles underlying the additional purchases. To date, we have not utilized this increased authority and do not expect to do so during the remaining eligibility period.

Our investment in mortgage-backed securities represented 215.6% and 282.4% of our regulatory capital as of June 30, 2009 and December 31, 2008. Mortgage-backed securities as of June 30, 2009 and December 31, 2008, included $1.3 billion (both periods) in Fannie Mae mortgage-backed securities and $1.2 billion and $728.0 million in Freddie Mac mortgage-backed securities. As of June 30, 2009, the carrying value of our investments in mortgage-backed securities rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s)

and Standard & Poor’s (S&P), totaled $4.7 billion. See “—Credit Risk” below for credit ratings relating to our mortgage-backed securities.

Other U.S. Agency Obligations

Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of June 30, 2009 from December 31, 2008, primarily due to principal repayments.

Government-Sponsored Enterprise (GSE) Obligations

Our held-to-maturity investments in GSEs consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $103.9 million and $300.9 million and Freddie Mac securities totaled $193.9 million and $275.6 million as of June 30, 2009 and December 31, 2008. These securities represented 1.8% and 3.6% of total investments as of such dates. Finance Agency regulations limit any investments in the debt of any one GSE to the lower of 100% of our regulatory capital or the capital of the GSE.

Credit Risk

We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the GAAP capital level of the Seattle Bank. As of June 30, 2009, our unsecured credit exposure was $5.7 billion, primarily consisting of $3.0 billion of federal funds sold, $100.0 million in TLGP securities, and $1.9 billion in certificates of deposit. As of December 31, 2008, our unsecured credit exposure was $4.5 billion, primarily consisting of $2.3 billion in federal funds sold and $1.3 billion in TLGP securities. The increase in unsecured credit exposure primarily resulted from our investment in certificates of deposit and federal funds sold. For the near term, we continue to limit our investments in unsecured short-term investments to limit our counterparty credit exposure.

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

•

Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the mortgage-backed security. The bond insurance company is obligated to cover any losses that occur. As of June 30, 2009, the Seattle Bank held $3.5 million in investments with unrealized losses of $2.3 million that had been credit-enhanced by a monoline insurer, MBIA. Although we expect the insurer to be able to meet its contractual obligations, we have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms. The Seattle Bank does not anticipate investing in any material amount of securities where the primary credit protection is provided by monoline insurers for the foreseeable future.

The following table summarizes the carrying value of our long-term investments and their various credit ratings as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$640,185	$		$		$	$	$13,634	$653,819
State or local housing investments	380		4,780						5,160
Residential Mortgage-Backed Securities
Government-sponsored enterprise	2,483,884								2,483,884
Private-label	2,233,482		81,894		101,919	429,690	1,046,010		3,892,995

Total long-term investment securities	$5,357,931		$86,674		$101,919	$429,690	$1,046,010	$13,634	$7,035,858

						As of June 30, 2009
Long-Term Investments Below Investment Grade						BB	B	CCC	Total
(in thousands)
Private-label residential mortgage-backed securities						$536,269	$228,253	$281,488	$1,046,010

Total securities below investment grade						$536,269	$228,253	$281,488	$1,046,010

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA		A		BBB	CCC	Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$	$	$13,997	$939,768
State or local housing investments	380		5,320						5,700
Residential Mortgage-Backed Securities
Government-sponsored enterprise	2,002,701								2,002,701
Private-label	5,470,426		56,779		38,905	17,694	2,918		5,586,722

Total long-term investment securities	$8,399,278		$62,099		$38,905	$17,694	$2,918	$13,997	$8,534,891

The following table summarizes the credit rating changes of these private label mortgage-backed securities as of August 7, 2009.

	Rating Agency Actions Between June 30, 2009 and August 7, 2009
	To
Downgraded Private-Label Mortgage-Backed Securities	AA	A	B	CCC and Below
(in thousands)
From AAA	$33,288	$38,071	$164,993	$227,870
From AA				15,758
From BBB				132,608
From B and below				31,525

Total carrying value	$33,288	$38,071	$164,993	$407,761

In evaluating our private-label mortgage-related securities for other-than-temporary impairment (as discussed in more detail below), we consider credit-rating downgrades occurring after the end of the reporting period. Although credit ratings declined on certain of our securities during the quarter ended and after June 30, 2009, the ratings themselves are not determinative of an expected credit loss. While we consider credit ratings in our OTTI screens (as discussed further below), we believe that our detailed security-by-security analyses provide a more thorough determination of the ultimate collectability of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from “AAA” to “CCC” and have determined that other securities with the same ratings were not other-than-temporarily impaired.

The following table summarizes the unpaid principal balance of our private-label residential mortgage-backed securities, amortized cost, carrying value, and gross unrealized loss by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of June 30, 2009. The current weighted-average credit enhancement is the weighted-average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before the investments incur a loss.

	As of June 30, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$968,440	$961,640	$961,640	$(43,493)	6.99

Total prime	968,440	961,640	961,640	(43,493)	6.99

Alt-A
AAA
2004 and earlier	530,677	529,082	529,082	(61,163)	6.13
2005	4,582	4,591	4,591	(2,424)	46.58
2007	227,869	227,870	227,870	(140,834)	44.89
2008	510,776	510,299	510,299	(239,140)	38.00
AA
2004 and earlier	12,082	12,082	12,082	(5,593)	28.50
2005	54,040	54,054	54,054	(34,599)	42.55
2007	38,936	38,578	15,758	(22,820)	38.76
A
2004 and earlier	15,410	15,326	15,326	(3,321)	10.92
2005	7,742	7,734	3,595	(4,139)	31.95
2007	80,571	80,571	80,571	(49,105)	43.92
BBB
2005	68,175	68,195	68,195	(38,356)	46.19
2006	80,357	80,357	80,357	(35,887)	51.66
2007	411,775	399,385	201,238	(238,886)	43.65
2008	79,900	79,900	79,900	(36,664)	40.90
BB
2004 and earlier	3,632	3,636	3,636	(1,259)	20.99
2005	50,215	50,215	50,215	(23,201)	22.83
2006	242,968	228,353	112,920	(135,866)	44.48
2007	438,133	427,540	236,345	(268,866)	41.95
2008	133,152	133,152	133,152	(62,590)	20.88
B
2005	47,108	46,036	18,573	(27,463)	41.66
2006	319,404	294,009	119,887	(174,122)	45.55
2007	255,807	238,369	88,739	(149,630)	40.44
CCC
2004 and earlier
2005	47,324	43,418	29,335	(24,640)	29.01
2006	345,269	329,066	163,745	(198,194)	45.69
2007	300,806	260,565	88,409	(172,156)	15.90

Total Alt-A	4,306,710	4,162,383	2,927,874	(2,150,918)	35.23

Subprime*
A
2004 and earlier	2,441	2,427	2,427	(1,551)	100.00
B
2004 and earlier	1,053	1,054	1,054	(711)	100.00

Total Subprime	3,494	3,481	3,481	(2,262)	100.00

Total	$5,278,644	$5,127,504	$3,892,995	$(2,196,673)	30.09

*	In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities from Alt-A to subprime.

The following table summarizes the unpaid principal balance, amortized cost, carrying value, gross unrealized losses, and fair value of our private-label mortgage-backed securities, as well as their credit ratings as of and for the six months ended June 30, 2009.

Private-Label Mortgage-Backed Securities	As of and For the Six Months Ended June 30, 2009
	Amortized Cost	Gross Unrealized Loss	Fair Value	OTTI Related to Credit Loss		OTTI Related to All Other Factors		YTD OTTI Impairment
(in thousands, except percentages)
Prime - Year of Issuance
2004 and earlier	$961,640	$(43,493)	$919,875	$		$		$

Total prime	961,640	(43,493)	919,875

Alt-A - Year of Issuance
2004 and earlier	560,126	(71,336)	488,790
2005	274,243	(154,822)	121,567		(4,963)		(37,629)		(42,592)
2006	931,785	(544,069)	402,380		(49,481)		(395,880)		(445,361)
2007	1,672,878	(1,042,297)	663,079		(78,975)		(588,266)		(667,241)
2008	723,351	(338,394)	384,956

Total Alt-A	4,162,383	(2,150,918)	2,060,772		(133,419)		(1,021,775)		(1,155,194)

Subprime - Year of Issuance
2004 and earlier	3,481	(2,262)	1,219

Total Subprime	3,481	(2,262)	1,219

Total	$5,127,504	$(2,196,673)	$2,981,866		$(133,419)		$(1,021,775)		$(1,155,194)

The following table summarizes the weighted average fair value of our private-label mortgage-backed securities as a percentage of unpaid balance by year of issuance and type of underlying collateral as of June 30, 2009 and at each other quarter-end since June 30, 2008.

Private-Label Mortgage-Backed Securities	As of
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Prime - Year of Issuance
2003 and earlier	95%	93%	91%	92%	93%
2004	94%	92%	92%	96%	96%

Total prime weighted-average percentage of unpaid balance	95%	93%	91%	93%	94%

Alt-A - Year of Issuance
2003 and earlier	87%	82%	84%	93%	94%
2004	87%	81%	85%	92%	94%
2005	44%	42%	47%	67%	82%
2006	41%	36%	40%	60%	75%
2007	38%	33%	37%	61%	76%
2008	53%	54%	81%	89%	95%

Total Alt-A weighted-average percentage of unpaid balance	48%	45%	53%	70%	82%

Subprime - Year of Issuance
2003 and earlier	35%	35%	98%	99%	99%

Total private-label mortgage-backed securities weighted-average percentage of unpaid balance	56%	55%	61%	75%	85%

Other-Than-Temporary Impairment Assessment

Finance Agency Guidance on Other-than-Temporary Impairments

On April 28, 2009 and May 7, 2009, the Finance Agency provided us and the other 11 FHLBanks with guidance on the process for determining OTTI with respect to our investments in private-label mortgage-backed securities and our adoption of FSP FAS 115-2 in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency in the determination of OTTI for private-label mortgage-backed securities among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt FSP FAS 115-2, the Finance Agency guidance also required that all FHLBanks early adopt FSP FAS 115-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining OTTI as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label mortgage-backed securities. The OTTI Governance Committee charter was approved on June 11, 2009 and provides a formal process by which the individual FHLBanks, including the Seattle Bank, can provide input on and approve the assumptions.

Pursuant to the Finance Agency guidance, an FHLBank may engage another FHLBank to perform the cash flow analysis underlying its OTTI determination. Each FHLBank is responsible for making its own determination of impairment, for the reasonableness of assumptions, inputs, and methodologies used, and for performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label mortgage-backed securities are required to consult with one another to make sure that any decision that a commonly held private-label mortgage-backed security is other-than-temporarily impaired, including the determination of fair value and any credit loss component of the unrealized loss, is consistent among those FHLBanks.

In order to promote consistency in the application of the assumptions and implementation of the OTTI methodology, the FHLBanks have established control procedures whereby the FHLBanks that are performing cash flow analysis select a sample group of private-label mortgage-backed securities and each perform cash flow analyses on all such test securities, using the assumptions approved by the OTTI Governance Committee. These FHLBanks then exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

For the period ended June 30, 2009, we completed our OTTI analysis and made our impairment determination utilizing the key modeling assumptions approved by the OTTI Governance Committee.

OTTI Evaluation

We evaluate our individual held-to-maturity investments for OTTI on at least a quarterly basis. We use indicators, or screens, to determine which securities require additional quantitative evaluation using detailed cash flow analyses. These screens consider numerous factors, which include, but are not limited to, the credit rating; the creditworthiness of the issuers of agency debt securities; the strength of the GSE’s guarantees; the type of underlying collateral; the duration and severity of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO® credit scores, delinquency rates, and the security’s performance. The relative importance of this qualitative and quantitative information may vary based on the facts and circumstances surrounding each security, as well as the market and economic environment at the time of our assessment. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. The difference between our best estimate of the present value of the cash flows expected to be collected and the amortized cost basis is considered to be a credit loss, which is recorded in current earnings. The portion of an OTTI loss that is not attributable to the credit loss is recognized through other comprehensive loss.

We determined that for GSE residential mortgage-backed securities, the strength of the issuers’ guarantees through direct obligations or U.S. government support is sufficient to protect us from losses based on current information. Further it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on GSE residential mortgage-backed securities are temporary as of June 30, 2009.

Private-label securities identified as at risk of OTTI are subjected to a detailed cash flow analysis to determine the projected future cash flows that are expected to be collected. Beginning in the first quarter of 2009, to ensure consistency in the determination of the OTTI for private-label mortgage-backed securities among all FHLBanks, the FHLBanks began using the same key modeling assumptions for purposes of their cash flow analyses. At-risk securities (including securities downgraded subsequent to period end – in this case, through July 31, 2009) are evaluated by estimating projected cash that an FHLBank is expected to collect based on an assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes, and future interest rates, to determine whether we will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes, which is based on an assessment of the housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first half of 2009, which continued to affect the credit quality of the collateral, the FHLBanks, including the Seattle Bank, updated certain assumptions in their cash flow analyses to reflect, among other things, more adverse loss severities and future home price depreciation than the FHLBanks used in their analyses as of December 31, 2008 and

March 31, 2009. The loan-level cash flows and losses are allocated to various security classes, including the security classes owned by each FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a cash flow analysis, an FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary.

In accordance with the Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for certain of our private-label mortgage-backed securities for the second quarter of 2009, utilizing the key modeling assumptions approved by the OTTI Governance Committee. In addition, we employed a third-party risk model and a third-party loan data source to validate the cash flows that would be passed through to us from the at-risk securities analyses as modeled by the Indianapolis Bank.

As a result of our OTTI evaluations as of June 30, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain private-label mortgage-backed securities. These securities included nine securities that had previously been identified as other-than-temporarily impaired as of December 31, 2008 and 21 additional securities that were identified as other-than-temporarily impaired in the first six months of 2009. Because of continued credit deterioration, for the six months ended June 30, 2009, we recorded OTTI charges of $58.5 million related to credit losses and $17.6 million related to all other factors on the nine previously other-than-temporarily impaired securities. For the 21 newly identified private-label mortgage-backed securities with OTTI, we recorded OTTI charges of $74.9 million related to credit losses and $1.0 billion related to all other factors. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to recovery.

For the three and six months ended June 30, 2009, we recognized OTTI charges of $61.8 million and $133.4 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statement of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $198.2 million and $1.0 billion related to all other factors, which are reported in our Statement of Condition in other comprehensive loss “non-credit portion of OTTI loss on held-to-maturity securities.” The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. For the three and six months ended June 30, 2009, $66.0 million and $80.7 million were accreted from other comprehensive loss to the carrying value of the securities.

The following table summarizes key information as of and for the three and six months ended June 30, 2009 on the private-label securities on which we recorded OTTI in 2009.

			As of June 30, 2009
Other-than-Temporarily Impaired Securities			Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value
(in thousands)
Alt -A private-label mortgage-backed securities			$2,146,595	$2,004,449	$(1,234,509)	$819,248

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
Other-than-Temporarily Impaired Securities	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$(61,751)	$(198,248)	$(259,999)	$(133,419)	$(1,021,775)	$(1,155,194)

Key inputs and assumptions used to measure the amount of credit loss related to private-label mortgage-backed securities include, among other things, future home price depreciation, prepayments, default rates, and loss severity. To discount expected cash flows, we use the interest rate in effect prior to other-than-temporary impairment. To assess whether the entire amortized cost basis of our private-label mortgage-backed securities will be recovered, the Indianapolis Bank performed a cash flow analysis (and we performed validation analysis) for each of our private-label mortgage-backed securities that were determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected losses and the ratio of seriously delinquent loans to credit enhancement. For this purpose, seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, two third-party models were used. The first model considers borrower characteristics and the particular attributes of the loans underlying our private-label mortgage-backed securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas, which are based upon an assessment of individual housing markets. Core based statistical areas refer, collectively, to metropolitan and micropolitan statistical areas defined by the U.S. Office of Management and Budget. As currently defined, a core based statistical area must contain at least one urban area with a population of 10,000 or more. The Seattle Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% (depending on the geographic region) over the next nine-to-15 months (resulting in peak-to-trough home price declines of up to 51%). We also assume a 12-month holding period for foreclosed properties and an additional 15% discount to sell real estate owned properties. Thereafter, home prices were projected to increase 1% in the first year, 3% in the second year, and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that at least a portion of the amortized cost basis is not expected to be collected), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009.

Year of Securitization	For the Three Months Ended June 30, 2009
			Significant Inputs						Current
	Number of Securities	Unpaid Principal Balance	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
			Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in thousands, except number of securities and percentages)
Alt-A
2007	14	$1,247,627	33.52	17.73-69.67	68.08	25.84-82.25	44.21	25.84-82.25	35.43	25.84-82.25
2006	12	815,791	16.78	12.5-22.08	82.27	76.57-87.98	45.46	76.57-87.98	45.25	76.57-87.98
2005	4	83,177	27.74	22.22-54.08	70.00	44.03-75.68	42.14	44.03-75.68	33.29	44.03-75.68

Total	30	$2,146,595	26.94	12.5-69.67	73.55	25.84-87.98	44.60	21.74-52.56	39.08	13.39-47.84

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances as of June 30,2009.

In addition to evaluating the risk-based selection of its non-agency residential mortgage-backed securities under a base case (or best estimate) scenario, a cash flow analysis was also performed for each of these securities under a more stressful housing price scenario. The more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5% to 25% over the next nine to 15 months. Thereafter, home prices were projected to increase 0% in the first year, 1% in the second year, 2% in the third year and 3% in each subsequent year. The following table represents the impact to credit-related OTTI for the three months ended June 30, 2009 in a housing price scenario that delays recover of the housing price index, compared to actual credit-related OTTI recorded using our base case housing price assumptions. The results of this scenario are not recorded in our financial statements.

For the Three Months Ended June 30, 2009	Par Value	Credit-Related OTTI in Net Income	Credit-Related OTTI Using Adverse Housing Price Scenario
(in thousands)
Alt-A (1)	$2,469,314	$61,751	$172,270

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $4.4 billion and $4.9 billion in conventional mortgage loans and $188.7 million and $205.4 million in government-insured mortgage loans as of June 30, 2009 and December 31, 2008. The decrease for the six months ended June 30, 2009 was due to our receipt of $516.7 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of June 30, 2009 and December 31, 2008, 87.4% and 87.0% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our formerly largest participating member, Washington Mutual Bank, F.S.B. We do not expect the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of June 30, 2009 and December 31, 2008.

Mortgage Loan Portfolio Activity	As of June 30, 2009	As of December 31, 2008
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,077,841	$5,642,177
Mortgage loans transferred to real-estate owned	(750)	(365)
Maturities and principal amount sold	(516,703)	(563,971)

Mortgage loan par balance at period end	4,560,388	5,077,841

Mortgage loan net premium balance at beginning of the year	9,482	23,393
Net premium on loans transferred to real estate owned	1	(2)
Net premium recovery from repurchases	(6)	(21)
Net premium amortization	1,209	(13,888)

Mortgage loan net premium balance at period end	10,686	9,482

Mortgage loans held for portfolio	4,571,074	$5,087,323
Allowance for credit losses	(257)

Mortgage loans held for portfolio, net of allowance for credit losses	$4,570,817	$5,087,323

Premium balance as a percent of mortgage loan par amounts	0.23%	0.19%
Average FICO score* at origination	746	746
Average loan-to-value ratio at origination	64.24%	64.26%

*	FICO score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk

As of June 30, 2009, we have not experienced a credit loss on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies. Under the MPP, we previously purchased mortgage loans from members, and the participating members continue to bear a portion of the credit risk on the outstanding loans. The conventional mortgage loans were credit-enhanced at the time of purchase by our participating members to a level equivalent to at least an investment-grade rating through the lender risk account and, prior to April 25, 2008, supplemental mortgage insurance. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and notified MGIC of our intent to cancel our policies with MGIC. The policies were cancelled as of that date.

The following table presents our mortgage loans that are past due 90 days or more or in foreclosure and still accruing interest as a percentage of par as of June 30, 2009 and December 31, 2008.

Mortgage Loans 90-Days Delinquent or in Foreclosure	As of June 30, 2009	As of December 31, 2008
(in thousands, except percentages)
Conventional mortgage loan delinquencies (at par)	$17,047	$8,898
Conventional mortgage loans outstanding (at par)	4,371,694	4,872,474
Conventional mortgage loan delinquencies	0.4%	0.2%
Conventional mortgage loan foreclosures	0.2%	0.1%
Government-insured mortgage loan delinquencies (at par)	$31,975	$27,540
Government-insured mortgage loans outstanding (at par)	188,694	205,367
Government-insured mortgage loan delinquencies	17.0%	13.4%
Government-insured mortgage loan foreclosures	None	None

As of June 30, 2009, we held two mortgage loans totaling $264,000 classified as real estate owned. As of December 31, 2008, we held one mortgage loan totaling $126,000 classified as real-estate owned.

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of June 30, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account was not sufficient to absorb the expected credit losses in our mortgage loan portfolio and we recorded a provision for loan loss of $257,000. We believe the combination of the lender risk account and our provision for loan losses is sufficient to absorb expected credit losses in our mortgage loan portfolio.

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

As of June 30, 2009 and December 31, 2008, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $3.9 million and $32.0 million and derivative liabilities of $297.9 million and $235.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements occurring during the first half of 2009. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. See Notes 7 and 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “—Results of Operations—Other Loss,” for additional information.

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

Fair Value of Derivative Instruments	As of June 30, 2009
	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$39,310,670	$257,276	$603,300
Interest-rate caps or floors	10,000	9

Total derivatives designated as hedging instruments under SFAS 133	39,320,670	257,285	603,300
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	683,700	15,129	14,981
Interest-rate caps or floors	220,000	95

Total derivatives not designated as hedging instruments under SFAS 133	903,700	15,224	14,981

Total derivatives before netting and collateral adjustments	$40,224,370	$272,509	$618,281

Netting adjustments(1)		(262,528)	(262,528)
Cash collateral and related accrued interest		(6,070)	(57,829)

Total derivatives before netting and collateral adjustments		(268,598)	(320,357)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,911	$297,924

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19

Total derivatives designated as hedging instruments under SFAS 133	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments under SFAS 133
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206

Total derivatives not designated as hedging instruments under SFAS 133	976,000	19,198	18,469

Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$694,192

Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)

Total derivatives before netting and collateral adjustments		(377,350)	(458,775)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

Credit Risk

We are subject to credit risk on our interest-rate exchange agreements, primarily because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except in connection with Lehman Brothers Special Financing (LBSF), as discussed below, as a result of our risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

Our credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum counterparty credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2009 and December 31, 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $3.9 million and $32.0 million, including $20.3 million and $11.0 million of net accrued interest receivable. We held cash collateral of $6.1 million and no securities from our counterparties as of June 30, 2009. We held no cash collateral and $9.0 million in securities from our counterparties as of December 31, 2008. We do not include the fair value of securities from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require Federal Home Loan Bank System (FHLBank System) debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of June 30, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P, the highest ratings available by an NRSRO. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2009 was $297.9 million, for which we have posted collateral of $88.7 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would not have been required to deliver any additional collateral to our derivative counterparties as of June 30, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2009 and December 31, 2008.

Counterparty Credit Exposure by Credit Rating	As of June 30, 2009
	Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,817,752	$		$		$
AA–	8,676,142
A+	15,592,478		10				10
A	6,137,998		3,901				3,901

Total	$40,224,370		$3,911	$			$3,911

	As of December 31, 2008
Counterparty Credit Exposure by Credit Rating	Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$6,524,654	$		$		$
AA	1,307,816
AA–	10,853,390
A+	7,424,101		31,418		8,961		22,457
A	4,535,483		566				566

Total	$30,645,444		$31,984		$8,961		$23,023

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

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty. As of both June 30, 2009 and December 31, 2008, 14 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements. As of June 30, 2009 and December 31, 2008, 46.0% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements was with five and six counterparties rated “AA–” or higher from an NRSRO, such as S&P or Moody’s. As of June 30, 2009 and December 31, 2008, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of at least “A” or equivalent.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. On July 1, 2009, S&P affirmed our long-term counterparty credit rating of “AA+” and improved the Seattle Bank’s ratings outlook from credit watch negative to stable. As of June 30, 2009, our Moody’s rating was “Aaa” with a ratings outlook of stable. On May 7, 2009, Moody’s reaffirmed our long-term rating and outlook. For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2008 annual report on Form 10-K.

Consolidated Obligation Discount Notes

Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 1.2%, to a par amount of $16.1 billion as of June 30, 2009, from $15.9 billion as of December 31, 2008. During the six months ended June 30, 2009, market demand was primarily for short-term, high-quality financial instruments due to the continued volatility and uncertainty in the global capital markets. As a result, we generally used consolidated obligation discount notes to fund short-term advances and investments.

Consolidated Obligation Bonds

Our allocated portion of the par amount of FHLBank System combined consolidated obligation bonds outstanding decreased 21.8% to a par amount of $29.8 billion as of June 30, 2009, from $38.1 billion as of December 31, 2008. Due to the demand for short-term, high-quality financial instruments in the six months ended June 30, 2009 and the relatively higher cost of and lack of demand for longer-term funding, we significantly decreased our issuances of longer-term fixed interest-rate consolidated obligation bonds as a proportion of our total consolidated obligations where possible, instead using short-term consolidated obligation discount notes.

The par amount of variable interest-rate consolidated obligation bonds decreased by $8.3 billion, or 62.8%, to $4.9 billion as of June 30, 2009 from December 31, 2008. The decrease in variable interest-rate consolidated obligation bonds generally corresponded to the decrease in variable interest-rate investments and fixed interest-rate advances swapped to variable interest rates made during the six months ended June 30, 2009. The interest rates on these consolidated obligation bonds and advances are generally based on the London Interbank Offered Rate (LIBOR).

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

With callable debt, we have the option to repay the obligation, without penalty, prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is often matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes; however, in the market conditions that occurred in the first six months of 2009 and in 2008, issuance costs for discount notes were less expensive than structured funding (i.e., interest-rate swapped consolidated obligations with option features). However, in July 2009, market demand for structured funding increased, and we expect to replace certain of our maturing consolidated obligation bonds and discount notes with structured funding in the third quarter of 2009.

Our callable consolidated obligation bonds decreased by $2.4 billion, or 28.1%, to $6.1 billion, as of June 30, 2009, compared to December 31, 2008, primarily due to shifts in our structured funding portfolio. When appropriate, we use structured funding to reduce funding costs and manage liquidity and interest-rate risk. The relative changes in our use of callable debt reflects changes in the pricing of callable consolidated obligation bonds with associated interest-rate exchange agreements relative to unswapped consolidated obligation discount notes. As noted above, we expect to increase the use of callable consolidated obligation bonds as part of our increased used of structured funding in the third quarter of 2009.

During the six months ended June 30, 2009 and 2008, we called and extinguished certain high-cost debt primarily to economically lower the relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligation bonds called and extinguished for the three and six months ended June 30, 2009 and 2008.

Consolidated Obligations Called and Extinguished	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$1,270,000	$3,169,135	$6,237,255	$13,025,485
Weighted-average interest rate	4.05%	4.38%	4.48%	4.73%

Consolidated Obligations Extinguished
Par value	17,075	763,145	17,075	952,535
Weighted-average interest rate	5.37%	3.61%	5.37%	3.94%

Total par value	$1,287,075	$3,932,280	$6,254,330	$13,978,020

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $195.4 million, to $777.7 million, as of June 30, 2009, compared to December 31, 2008, primarily due to an increase in demand, overnight, and term deposits. As of June 30, 2009, member certificates of deposit comprised the largest percentage of deposits, representing 54.2% of total deposits. As of December 31, 2008, demand deposits comprised the largest percentage of deposits, representing 66.9% of total deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. We had no transactions outstanding under such agreements as of June 30, 2009 or December 31, 2008.

Other Liabilities

Other liabilities, primarily consisting of accounts and miscellaneous payable balances, increased by $265.7 million, to $303.3 million as of June 30, 2009, compared to December 31, 2008, primarily due to $270.0 million in traded not settled securities recorded on our Statement of Condition.

Capital Resources and Liquidity

Our GAAP capital resources consist of capital stock held by our members and nonmember shareholders, retained earnings, and other comprehensive loss. The amount of our GAAP capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 6 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our GAAP capital resources decreased by $970.0 million, to $796.3 million as of June 30, 2009 from December 31, 2008. This decrease was primarily driven by other-than-temporary impairment charges on our held-to-maturity securities.

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

Class A Stock

Class A stock may be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class A stock may only be issued to satisfy a member’s advance stock purchase requirement for a new advance and cannot be used to meet its other requirements relating to shareholdings. Class A stock is generally redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank, pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. As of June 30, 2009 and December 31, 2008, our outstanding Class A stock totaled $158.9 million (of which $23.7 million was classified as mandatorily redeemable capital stock) and $139.3 million (of which $21.5 million was classified as mandatorily redeemable capital stock). As of June 30, 2009, there were $2.6 million in excess Class A capital stock redemption requests outstanding that were not classified to mandatorily redeemable Class A stock. There were no excess Class A capital stock redemption requests outstanding as of December 31, 2008.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, the Board of the Seattle Bank suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which unlike Class A capital stock, can be used to increase the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

Class B Stock

Class B stock can be issued, redeemed, repurchased, or transferred between members only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As of June 30, 2009 and December 31, 2008, our outstanding Class B capital stock totaled $2.6 billion (including $899.2 million classified as mandatorily redeemable capital stock) and $2.6 billion (including $896.4 million classified as mandatorily redeemable capital stock). In addition, as of June 30, 2009 and December 31, 2008, outstanding excess Class B stock redemption requests that were not classified as mandatorily redeemable stock totaled $201.0 million and $195.2 million. All of the Class B stock related to member withdrawals, arising from the acquisition of seventeen members by out-of-district institutions and 10 voluntary withdrawal requests, as well as two redemption requests, have been classified as mandatorily redeemable capital stock on our Statements of Condition.

Effective October 7, 2008, we reclassified Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder that is no longer able to enter into new borrowing arrangements with us and transferred its capital stock to mandatorily redeemable capital stock on the Statement of Condition. As of June 30, 2009, this former member held $21.4 million in Seattle Bank Class A capital stock and $750.8 million in Seattle Bank Class B capital stock.

Effective July 1, 2009, in conjunction with its asset and stock transfer to BANA, we reclassified $18.5 million of Merrill Lynch Bank USA’s Class B capital stock to “mandatorily redeemable capital stock” on our Statement of Condition.

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

In December 2007, we requested approval from the Finance Board to remove the 50% dividend limitation and introduce a modest excess Class B stock repurchase program in 2008. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at this time. We retained the ability to redeem Class B stock following the expiration of the statutory five-year redemption period.

During the first six months of 2009 and in 2008, the significant reduction in the market value and demand for mortgage-backed securities adversely impacted the unrealized market value loss of the private-label mortgage-backed securities held by a number of banks in the FHLBank System, including the Seattle Bank, resulting in voluntary suspensions of dividends and stock repurchases in order to conserve regulatory and GAAP capital. As a result of these market value declines, we reported unrealized market value losses of $960.5 million and $2.1 billion and a risk-based capital deficiency as of June 30, 2009 and December 31, 2008. We are actively implementing strategies to reduce our risk-based capital deficiency. During the second quarter of 2009, the following actions were implemented to encourage stock ownership within our cooperative.

•

On May 12, 2009, our Board determined that, effective immediately, any member that had previously notified the Seattle Bank of its intent to withdraw from membership and then rescinds its notice of intent to withdraw from membership on or before December 31, 2009, shall not be subject to a redemption cancellation fee. As of July 31, 2009, one member had rescinded its notice of intent to withdraw.

•

On May 12, 2009, the Board also determined that any redemption cancellation fees applicable to the transfer of excess Class A or Class B capital stock from a member or successor to another member shall also be waived. Between May 12, 2009 and July 31, 2009, two members transferred excess capital stock to other members at $100 per share.

•

On May 12, 2009, our Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. After that date, new advances must be supported by Class B capital stock which can be used to increase the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured). Between May 12, 2009 and July 31, 2009, 11 members purchased an additional $1.8 million in Class B capital stock.

•

On July 30, 2009, the Board determined that, effective immediately, any member that rescinds its notice to redeem excess stock on or before December 31, 2009, shall not be subject to a redemption cancellation fee.

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

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net loss was $34.3 million and $50.5 million for the three and six months ended June 30, 2009, compared to net income of $29.1 million and $60.6 million for the three and six months ended June 30, 2008.

Dividends

Under our Capital Plan, our Board can declare and pay dividends either in cash or capital stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Board issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than one percent of its total assets. As of June 30, 2009, the Seattle Bank had excess stock of $1.2 billion, or 2.52% of total assets.

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

The Finance Board’s termination of the written agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, the Finance Board granted to the Seattle Bank a waiver of certain restrictions on the authority of the Seattle Bank to pay dividends. Under the December 2006 waiver from the Finance Agency, the Seattle Bank was given the ability to pay quarterly cash dividends within certain parameters, which generally limited dividends to 50% of current year net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target had been met and the Finance Agency had removed our dividend restrictions. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on capital stock without prior approval by the Finance Agency.

In June 2009, the Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio. As shown in the table below, dividends will be unrestricted, restricted, or suspended depending on policy indicators, with the weakest indicator controlling the threshold of dividend payments. These policy indicators overlay rather than replace the Seattle Bank’s existing dividend policy, but will be applied prior to any action taken pursuant to the dividend policy.

Dividend Test	Policy Indicator
	Suspended	Restricted	Unrestricted
Retained earnings	< 85% of target	85% <= target <= 100%	>= 100% of target

Market value of equity (MVE)-to-book value of equity (BVE) ratio	MVE/BVE < 85%	85% <= MVE/BVE <95%	MVE/BVE >= 95%

As of June 30, 2009, our retained earnings target was $273.0 million (retained earnings as of June 30, 2009 was 60.0% of target) and our market value of equity to book value of equity was 44.1%.

Primarily as a result of the decline in the market value and credit ratings of our private-label mortgage-backed securities, we reported a risk-based capital deficiency as of June 30, 2009. Because an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock, we did not declare a dividend for the second quarter of 2009. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however, our risk-based capital requirement will fluctuate with current market conditions. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise. We cannot predict when we will be able to resume dividend payments and stock repurchases or redemptions.

Retained Earnings/Accumulated Deficit

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Board guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, market-risk, credit-risk, and operations-risk components. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2009, the Board established a revised retained earnings target of $273.0 million. We continue to work on enhancing our methodology for setting retained earnings targets and expect the target to increase. Further, as discussed above, in June 2009, the Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio.

We reported retained earnings of $164.0 million as of June 30, 2009, an increase of $242.9 million from the accumulated deficit of $78.9 million as of December 31, 2008, primarily resulting from our adoption of the new OTTI accounting guidance, under which we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a related adjustment to accumulated other comprehensive loss.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $1.2 billion as of June 30, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of the FASB’s new OTTI accounting guidance as of January 1, 2009, we recognized the $293.4 million cumulative effect of initially applying the new OTTI accounting guidance as an increase to our retained earnings at January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. In addition, for the six months ended June 30, 2009, we recognized total OTTI charges of $1.2 billion on our private-label mortgage backed securities, of which $1.0 billion were related to non-credit losses, and which are reported on our Statement of Condition in accumulated other comprehensive loss as “non-credit portion of OTTI losses on held-to-maturity securities.” For the three and six months ended June 30, 2009, $66.0 million and $80.7 million were accreted from other comprehensive loss to the carrying value of such securities.

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. With the exception of our risk-based capital requirement as of June 30, 2009 and December 31, 2008, we were in compliance with these statutory capital requirements, which are described below, as of June 30, 2009 and December 31, 2008.

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

Only permanent capital, defined as retained earnings and Class B stock (including mandatorily redeemable Class B stock), can satisfy the risk-based capital requirement. Class A stock (including mandatorily redeemable Class A stock) and accumulated other comprehensive losses are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of June 30, 2009 and December 31, 2008.

Permanent Capital and Risk-Based Capital Requirements	As of June 30, 2009	As of December 31, 2008
(in thousands)
Permanent Capital
Class B stock	$1,735,280	$1,730,287
Mandatorily redeemable capital stock	899,182	896,400
Retained earnings (accumulated deficit)	164,012	(78,876)

Permanent capital	$2,798,474	$2,547,811

Risk-Based Capital Requirement
Credit risk	326,899	154,760
Market risk	1,962,938	1,927,548
Operations risk	686,951	624,692

Risk-based capital requirement	$2,976,788	$2,707,000

Risk-based capital deficiency	$(178,314)	$(159,189)

The increase in our risk-based capital requirement as of June 30, 2009, compared to December 31, 2008, primarily reflected the increased credit-risk capital required as a result of downgrades on our private-label mortgage-backed securities. The operations risk component increased because it is calculated as a percentage of the sum of the market- and credit-risk components. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however, our risk-based capital requirement will fluctuate with market conditions.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A stock (including mandatorily redeemable Class A stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum regulatory capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%.

In September 2008, in order to reduce our unsecured counterparty exposure, we began, and expect to continue, to replace our higher-yielding, unsecured, short-term investments with lower-yielding, secured, short-term investments. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance. Because we were unable to fully replace the unsecured investments and advances as they matured with secured investments, our regulatory capital-to-assets ratio increased to 5.99% as of June 30, 2009. Until the capital markets operate more normally, we expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target.

The following table presents our regulatory capital-to-assets ratios as of June 30, 2009 and December 31, 2008.

Regulatory Capital-to-Assets Ratios	As of June 30, 2009	As of December 31, 2008
(in thousands, except percentages)
Minimum Board-approved capital (4.05% of total assets)	$2,000,054	$2,363,648
Total regulatory capital	2,957,338	2,687,140
Regulatory capital-to-assets ratio	5.99%	4.60%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Primarily for the same reasons that resulted in the significant increase in our regulatory capital-to-assets ratio, our leverage ratio also significantly increased as of June 30, 2009 from December 31, 2008.

The following table presents our leverage ratios as of June 30, 2009 and December 31, 2008.

Leverage Ratios	As of June 30, 2009	As of December 31, 2008
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,469,202	$2,918,085
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,356,575	3,961,046
Leverage ratio (leverage capital as a percentage of total assets)	8.82%	6.79%

Capital Status Requirements

On January 30, 2009, the Finance Agency published an interim final rule and on July 30, 2009 published a final rule that implements the PCA provisions of the Housing Act. The rule establishes four capital classifications for FHLBanks and implements the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed, including institution of a capital restoration plan.

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

On May 27, 2009, the Seattle Bank received preliminary notification from the Finance Agency that based on the Seattle Bank’s reported risk-based capital deficiency as of March 31, 2009, the Seattle Bank was “undercapitalized”. Under the interim final rule, the Seattle Bank had 30 calendar days to submit information for consideration in the Finance Agency’s final classification determination. We submitted information to the Finance Agency for consideration during this period.

On August 3, 2009, we received notification from the Finance Agency that it had completed its review of our additional information submission and that based on the Seattle Bank’s risk-based capital deficiency as of March 31, 2009, the Seattle Bank’s final capital classification is undercapitalized although the Finance Agency recognized the initial steps taken by the Seattle Bank in response to the Finance Agency’s preliminary notification. In addition to the reported risk-based capital deficiency as of March 31, 2009, the finance Agency noted the deterioration in the value of our private-label mortgage-backed securities, our accumulated other comprehensive loss stemming from that deterioration, the level of our retained earnings in comparison to the other comprehensive loss, and our market value of equity compared to the par value of outstanding capital stock. As of July 31, 2009, we have a risk-based capital surplus of $139.5 million, however our risk-based capital requirement will fluctuate with current market conditions. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Restrictions applicable to an FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, include a range of mandatory or discretionary restrictions. For example, and FHLBank must submit to the finance Agency a capital restoration plan, as well as restrict dividends and redemptions and repurchases of capital stock. In addition, the mandatory restrictions include a mandatory limit on asset growth, such that current quarter average total assets of the FHLBank may not exceed average total assets for the previous quarter, unless the Director of the Finance Agency determines the increase is consistent with an approved capital restoration plan and meets other requirements.

The Seattle Bank previously suspended dividend payment, stock redemptions, and stock repurchases. We expect to submit our capital restoration plan on or before August 24, 2009. See “Part I. Item 1. Business—Statutory Capital Requirements” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are determined not to be adequately capitalized.

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

Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and maturities of short-term investments. Secondary sources to provide liquidity are other short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase. Member deposits and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of June 30, 2009 and December 31, 2008.

Unpledged Qualifying Assets	As of June 30, 2009	As of December 31, 2008
(in thousands)
Outstanding debt	$46,060,644	$54,468,680
Aggregate qualifying assets	49,325,576	58,278,884

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

As of June 30, 2009 and December 31, 2008, we were in compliance with other federal laws and regulations and policies established by our Board relating to liquidity.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (Lending Agreements) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $27.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of August 12, 2009, no FHLBank had drawn on this available source of liquidity.

For additional information on our statutory liquidity requirements and Lending Agreement, see “Part I. Item 1. Business—Regulation—Liquidity Requirements,” in our 2008 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of June 30, 2009.

Contractual Obligations and Commitments	As of June 30, 2009
	Payment Due by Period
	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$421,170	$		$		$		$421,170
Consolidated obligation bonds (at par)*	13,898,835		5,985,295		4,578,000		5,348,865	29,810,995
Derivative liabilities	297,924							297,924
Mandatorily redeemable capital stock	145,823		18,425		758,663			922,911
Operating leases	3,169		6,561		2,826			12,556

Total contractual obligations	$14,766,921		$6,010,281		$5,339,489		$5,348,865	$31,465,556

Other Commitments
Commitments for additional advances	$363,046		$4,400	$		$		$367,446
Standby letters of credit	799,951		140,829					940,780
Standby bond purchase agreements			51,160					51,160
Unused lines of credit and other commitments	50,000							50,000

Total other commitments	$1,212,997		$196,389	$		$		$1,409,386

*	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of June 30, 2009, we had $270.0 million in agreements outstanding to issue consolidated obligation discount notes.

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

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The Seattle Bank recorded a net loss of $34.3 million and $50.5 million for the three and six months ended June 30, 2009, a decrease of $63.4 million and $111.1 million from net income of $29.1 million and $60.6 million for the same periods in 2008. The decrease in net income for the three and six months ended June 30, 2009 was primarily due to $61.8 million and $133.4 million in OTTI credit losses on certain of our held-to-maturity securities (discussed in “—Other (Loss) Income” below) and increased net losses on derivatives and hedging activities of $14.1 million and $23.0 million, partially offset by decreases of $6.1 million and $17.7 million in net realized losses on debt retirements and reduced AHP/RECORP assessments of $10.6 million and $21.9 million.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income. Between June 30, 2009 and June 30, 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate from 2.00% to between 0% and 0.25%, in an effort to stimulate the U.S. economy. As a result of our significant holdings of short-term advances and investments, we expect net interest income to continue to be unfavorably impacted by the lower federal funds rates.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2009 and 2008. The tables also present interest-rate spread between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three and six months ended June 30, 2009 and 2008.

Average Balances, Interest Income and Expense, and Average Yields	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$29,977,059	$110,904	1.48	$38,417,877	$293,410	3.07
Mortgage loans held for portfolio	4,749,053	63,777	5.39	5,440,660	70,825	5.24
Investments (1)	17,632,724	47,493	1.02	22,663,201	168,765	3.00
Other interest-earning assets	254,860	152	0.24	364	2	2.00

Total interest-earning assets	52,613,696	222,326	1.67	66,522,102	533,002	3.22

Other assets	201,379			356,118

Total assets	$52,815,075			$66,878,220

Interest-Bearing Liabilities:
Consolidated obligations	$49,593,515	$174,001	1.41	$62,554,998	$477,452	3.07
Deposits	660,804	246	0.15	1,010,030	5,079	2.02
Mandatorily redeemable capital stock	922,406			82,345	374	1.82
Other borrowings	669			976	5	2.20

Total interest-bearing liabilities	$51,177,394	$174,247	1.37	$63,648,349	$482,910	3.05

Other liabilities	624,503			565,901
Capital	1,013,178			2,663,970

Total liabilities and capital	$52,815,075			$66,878,220

Net interest income		$48,079			$50,092

Interest-rate spread			0.30			0.17
Net interest margin			0.33			0.30

	For the Six Months Ended June 30,
	2009			2008
Average Balances, Interest Income and Expense, and Average Yields	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$33,320,963	$290,137	1.76	$39,144,333	$732,470	3.76
Mortgage loans held for portfolio	4,881,993	127,417	5.26	5,519,652	139,271	5.07
Investments (1)	17,853,685	119,825	1.30	22,147,805	367,132	3.33
Other interest-earning assets	154,925	179	0.23	1,087	16	2.95

Total interest-earning assets	56,211,566	537,558	1.91	66,812,877	1,238,889	3.73

Other assets	230,848			396,554

Total assets	$56,442,414			$67,209,431

Interest-Bearing Liabilities:
Consolidated obligations	$52,820,207	$414,388	1.58	$62,715,319	$1,109,086	3.56
Deposits	647,442	727	0.23	1,085,427	14,334	2.66
Mandatorily redeemable capital stock	920,902			82,345	618	1.51
Other borrowings	1,781			653	9	2.76

Total interest-bearing liabilities	$54,390,332	$415,115	1.54	$63,883,744	$1,124,047	3.54

Other liabilities	644,594			648,880
Capital	1,407,488			2,676,807

Total liabilities and capital	$56,442,414			$67,209,431

Net interest income		$122,443			$114,842

Interest-rate spread			0.37			0.19
Net interest margin			0.42			0.35

(1)	Average yields on held-to-maturity securities are based on amortized cost, which excludes the average balance of discount related to the non-credit portion of OTTI on private-label mortgage-backed securities.

For the three and six months ended June 30, 2009, the average composition of our interest-earning assets changed significantly from the same periods in 2008, with decreases in all major asset portfolios. The average balances of our advances and investments decreased, reflecting decreased demand for advances as our borrowers experienced increased customer deposits and reduced the sizes of their balances sheets. The further reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Significantly lower prevailing interest rates impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios, where yields declined significantly for the three and six months ended June 30, 2009, compared to the same periods in 2008.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009 v. 2008			2009 v. 2008
	Increase (Decrease)			Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(54,337)	$(128,169)	$(182,506)	$(96,285)	$(346,048)	$(442,333)
Investments	(31,219)	(90,053)	(121,272)	(60,772)	(186,535)	(247,307)
Mortgage loans held for portfolio	(11,960)	4,912	(7,048)	(16,516)	4,662	(11,854)
Other loans	157	(7)	150	191	(28)	163

Total interest income	(97,359)	(213,317)	(310,676)	(173,382)	(527,949)	(701,331)

Interest Expense
Consolidated obligations	(83,829)	(219,622)	(303,451)	(153,480)	(541,218)	(694,698)
Mandatorily redeemable capital stock	1,022	(1,396)	(374)	563	(1,181)	(618)
Deposits	(1,314)	(3,519)	(4,833)	(4,164)	(9,443)	(13,607)
Other borrowings	(1)	(4)	(5)	6	(15)	(9)

Total interest expense	(84,122)	(224,541)	(308,663)	(157,075)	(551,857)	(708,932)
Change in net interest income before provision for credit loss on mortgage loans	$(13,237)	$11,224	$(2,013)	$(16,307)	$23,908	$7,601

*	Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased significantly for the three and six months ended June 30, 2009, compared to the same periods in 2008. For the three and six months ended June 30, 2009, the decreases were primarily due to significantly lower short-term interest rates.

During the three and six months ended June 30, 2009, compared to the same periods in 2008, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 13 and 18 basis points to 30 and 37 basis points. The improvement of our interest-rate spread primarily resulted from a reduction in the average cost of our consolidated obligations.

Interest Income

The following table presents the components of our interest income by category of interest-earning assets and the percentage change in each category for the three and six months ended June 30, 2009 and 2008.

Interest Income	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$109,259	$285,944	(61.8)	$284,504	$710,533	(60.0)
Prepayment fees on advances, net	1,645	7,466	(78.0)	5,633	21,937	(74.3)

Subtotal	110,904	293,410	(62.2)	290,137	732,470	(60.4)
Investments	47,645	168,765	(71.8)	120,004	367,132	(67.3)
Mortgage loans held for portfolio	63,777	70,825	(10.0)	127,417	139,271	(8.5)
Loans to other FHLBanks		2	(100.0)		16	(100.0)

Total interest income	$222,326	$533,002	(58.3)	$537,558	$1,238,889	(56.6)

Total interest income decreased for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to significant decreases in both yields and volumes on advances and investments.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 61.8% and 60.0% for the three and six months ended June 30, 2009, compared to the same periods in 2008. These declines were due to both declines in yield and average advance volume. The average yield on advances (including prepayment fees) decreased by 159 and 200 basis points to

1.48% and 1.76% for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to significant declines in prevailing short-term interest rates. This decline was magnified because our advance portfolio during the first half of 2009 was heavily weighted toward short-term advances. Further, average advance volume declined $8.4 billion and $5.8 billion for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to decreased advance activity with our largest borrowers, although we had generally decreased advance demand across the membership in the first half of 2009.

For the three and six months ended June 30, 2009, new advances totaled $11.9 billion and $33.0 billion and maturing advances totaled $15.4 billion and $41.5 billion. Advance activity for the three and six months ended June 30, 2009 was significantly below the advance activity for the same periods in 2008, when new advances totaled $31.2 billion and $62.3 billion and maturing advances totaled $32.0 billion and $71.1 billion.

We expect that advance volumes and associated advance interest income will continue the decline that began in fourth quarter 2008 as a result of the acquisition of our then largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase, a non-member institution. As of June 30, 2009, approximately 43.4% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured and an additional 39.4% of such advances ($4.0 billion and $1.0 billion) mature in the third and fourth quarters of 2009. It is unknown at this time whether we will be able to replace these advances or reinvest the proceeds of the maturing advances into similarly yielding investments. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

Prepayment Fees on Advances

For the three and six months ended June 30, 2009, we recorded net prepayment fee income on advances of $1.6 million and $5.6 million, primarily resulting from fees charged to borrowers that prepaid $229.8 million and $3.6 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $1.1 billion and $8.8 billion in advances for the three and six months ended June 30, 2008, resulting in net prepayment fee income of $7.5 million and $21.9 million.

Short-Term and Held-to-Maturity Investments

Interest income from investments, which includes short-term investments and long-term held-to-maturity investments decreased by 71.8% and 67.3% for the three and six months ended June 30, 2009, compared to the same periods in 2008. These decreases primarily resulted from lower average yields on investments and a higher proportion of lower yielding short-term investments to our total investment portfolio. In March 2009, as a result of modest improvements in the U.S. credit markets, on a limited basis, we extended unsecured credit to a select group of financial institutions and slightly increased our unsecured short-term investment balance.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 10.0% and 8.5% for the three and six months ended June 30, 2009, compared to the same periods in 2008. These decreases were primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $691.6 million and $637.7 million, to $4.7 billion and $4.9 billion, for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to receipt of principal payments. Partially offsetting the decreases in interest income from the lower average balances of mortgage loans held for portfolio were 15- and 19-basis point increases in the average yield on mortgage loans held for portfolio for the three and six months ended June 30, 2009, compared to the same periods in 2008. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$21,783	$118,274	(81.6)	$53,398	$264,264	(79.8)
Consolidated obligations - bonds	152,218	359,178	(57.6)	360,990	844,822	(57.3)
Deposits	246	5,079	(95.2)	727	14,334	(94.9)
Securities sold under agreements to repurchase		2	(100.0)		5	(100.0)
Mandatorily redeemable capital stock		374	(100.0)		618	(100.0)
Other borrowings		3	(100.0)		4	(100.0)

Total interest expense	$174,247	$482,910	(63.9)	$415,115	$1,124,047	(63.1)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 81.6% and 79.8% for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to lower prevailing interest rates. Investor demand for high-quality, short-term debt instruments continued to be relatively strong during the second quarter of 2009. The average yield on our consolidated obligation discount notes declined by 186 and 231 basis points for the three and six months ended June 30, 2009, compared to the same periods in 2008. The average balance of our consolidated obligation discount notes decreased by 3.46%, to $20.0 billion for the three months ended June 30, 2009, compared to the same period in 2008, and increased by 11.04%, to $20.9 billion, for the six months ended June 30, 2009, compared to the same period in 2008.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 57.6% and 57.3% for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to the decreased issuances of longer-term consolidated obligation bonds and lower prevailing interest rates. During the second quarter of 2009, demand for longer-term debt generally remained low, which negatively impacted the interest rates on these types of instruments. The average balance of our consolidated obligation bonds decreased by 29.3% and 27.3%, to $29.6 billion and $31.9 billion, for the three and six months ended June 30, 2009, compared to the same periods in 2008. Average yields on such bonds declined by 139 and 159 basis points, to 2.06% and 2.28%, for the three and six months ended June 30, 2009, compared to the same periods in 2008.

Deposits

Interest expense on deposits decreased by 95.2% and 94.9% for the three and six months ended June 30, 2009, compared to the same periods in 2008, due to 187- and 243-basis point decreases in the average interest rate paid on deposits and $349.2 million and $438.0 million decreases in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions.

Mandatorily Redeemable Capital Stock

Although the average balance of mandatorily redeemable stock increased by $840.1 million and $838.6 million to $922.4 million and $920.9 million, interest expense was zero for the three and six months ended June 30, 2009, due to our inability to pay dividends while we have a risk-based capital deficiency.

Effect of Derivatives and Hedging on Net Interest Income

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$5,646	$(5,500)	$146	$(72,754)
Consolidated obligation bonds	(209,529)	201,128	(8,401)	58,660
Consolidated obligation discount notes	9,952	(10,104)	(152)	5,020

Total	$(193,931)	$185,524	$(8,407)	$(9,074)

	For the Three Months Ended June 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$19,279	$(18,942)	$337	$(24,821)
Consolidated obligation bonds	(160,522)	166,314	5,792	59,538

Total	$(141,243)	$147,372	$6,129	$34,717

	For the Six Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$9,928	$(13,945)	$(4,017)	$(128,245)
Consolidated obligation bonds	(268,426)	259,971	(8,455)	116,762
Consolidated obligation discount notes	3,074	(1,878)	1,196	8,951

Total	$(255,424)	$244,148	$(11,276)	$(2,532)

	For the Six Months Ended June 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$3,866	$(2,219)	$1,647	$(27,237)
Consolidated obligation bonds	(31,566)	38,651	7,085	88,032

Total	$(27,700)	$36,432	$8,732	$60,795

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements had net unfavorable effects on our net interest income for the three and six months ended June 30, 2009, compared to net favorable effects on net interest income for the same periods in 2008. During the three and six months ended June 30, 2009, we held higher notional balances in interest-rate exchange agreements hedging advances than those hedging consolidated obligation bonds or discount notes, compared to the same periods in 2008 when we held higher notional balances in interest-rate exchange agreements hedging consolidated obligations than those hedging advances. As a result, the effective conversion of our advances and consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in decreases in net interest income for the three and six months ended June 30, 2009 and increases in net interest income for the three and six months ended June 30, 2008.

Other (Loss) Income

Other (loss) income includes member service fees, credit-related portion of OTTI charges on held-to-maturity securities, net realized gain on held-to-maturity securities, net (loss) gain on derivatives and hedging activities, net realized loss on the early extinguishment of consolidated obligations, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other loss for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other (Loss) Income	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$572	$442	29.4	$1,144	$891	28.4
Net other-than-temporary impairment loss on held-to-maturity securities	(61,751)			(133,419)
Net realized gain on held-to-maturity securities		1,374	(100.0)		1,374	(100.0)
Net (loss) gain on derivatives and hedging activities	(8,025)	6,047	(232.7)	(10,966)	12,048	(191.0)
Net realized loss on early extinguishment of consolidated obligations	(441)	(6,495)	93.2	(4,967)	(22,672)	78.1
Other income (loss), net	4	(2)	300.0	17	(108)	115.7

Total other (loss) income	$(69,641)	$1,366	(5,198.2)	$(148,191)	$(8,467)	(1,650.2)

Total other (loss) income increased by $71.0 million and $139.7 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to $61.8 million and $133.4 million increases in the credit-related portion of OTTI charges on held-to-maturity securities and $14.1 million and $23.0 million increases in net (loss) gain on derivatives and hedging activities. These increases were offset by $6.1 million and $17.7 million decreases in net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net Other-Than-Temporary Impairment Charges on Held-to-Maturity Securities

For the three and six months ended June 30, 2009, we recognized OTTI charges of $61.8 million and $133.4 million related to credit losses on our private-label mortgage-backed securities, which are reported in our Statements of Operations as “net other-than-temporary impairment loss on held-to-maturity securities” and $198.2 million and $1.0 billion related to non-credit losses, which are reported in our Statement of Condition in accumulated other comprehensive loss as “non-credit portion of OTTI loss on held-to-maturity securities.” We did not have similar charges for the three and six months ended June 30, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. For the three and six months ended June 30, 2009, $66.0 million and $80.7 million were accreted from other comprehensive loss to the carrying value of the securities.

The following tables summarize key information as of and for the three and six months ended June 30, 2009 on the private-label mortgage-backed securities on which we recorded OTTI charges in 2009.

	As of June 30, 2009
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Fair Value
(in thousands)
Alt -A private-label mortgage-backed securities	$2,146,595	$2,004,449	$(1,234,509)	$819,248

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
Other-than-Temporarily Impaired Securities	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$(61,751)	$(198,248)	$(259,999)	$(133,419)	$(1,021,775)	$(1,155,194)

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

See “—Financial Condition—Investments—Other-Than-Temporary Impairment Assessment” for additional information.

Net Realized Gain on Held-to-Maturity Securities

In June 2008, we sold $500.0 million of investments in other FHLBanks’ consolidated obligations that were within 90 days of maturity, resulting in a net gain of $1.4 million for the three and six months ended June 30, 2008. There was no comparable activity for the three or six months ended June 30, 2009.

Net (Loss) Gain on Derivatives and Hedging Activities

For the three and six months ended June 30, 2009, we recorded increased losses of $14.1 million and $23.0 million in our total net (loss) gain on derivatives and hedging activities, compared to the same periods in 2008. These changes are discussed below.

Advances

For the three and six months ended June 30, 2009, we recognized a net gain of $146,000 and net loss of $4.0 million on interest-rate exchange agreements used to hedge advances, compared to net gains of $337,000 and $1.6 million for the same periods in 2008.

Consolidated Obligation Bonds

For the three and six months ended June 30, 2009, we recognized net losses of $8.4 million and $8.5 million on interest-rate exchange agreements used to hedge consolidated obligation bonds, compared to net gains of $5.8 million and $7.1 for the same periods in 2008.

Consolidated Obligation Discount Notes

For the three and six months ended June 30, 2009, we recognized a net loss of $152,000 and a net gain of $1.2 million on interest-rate exchange agreements used to hedge consolidated obligation discount notes. There was no comparable activity during the three and six months ended June 30, 2008.

Economic Hedges

For the three and six months ended June 30, 2009, we recorded net gains of $382,000 and $310,000, compared to a net loss of $82,000 and a net gain of $3.3 million for the same periods in 2008. These net gains are discussed by derivative type below.

Caps and Floors

As of June 30, 2009, we held $220.0 million notional amount of interest-rate caps that were used to economically hedge changes in the fair value of our assets and liabilities, compared to $260.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors as of June 30, 2008. We held no interest-rate floors as of June 30, 2009. Our recorded net losses related to interest-rate caps and floors were $73,000 and $111,000 for the three and six months ended June 30, 2009, compared to a net loss of $1.1 million and net gain of $159,000 for the same periods in 2008.

Swaptions

For the six months ended June 30, 2008, we recorded a net gain of $1.6 million on $850.0 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to reduce our negative convexity of equity. There was no comparable activity during the three months ended June 30, 2008 or for the three and six months ended June 30, 2009.

Interest-Rate Swaps

For the three and six months ended June 30, 2009, we recorded net gains of $309,000 and $421,000 on interest-rate swaps economically hedging our consolidated obligations and advances, compared to net gains of $1.0 million and $1.5 million relating to such interest-rate swaps for the same periods in 2008.

Net Realized Loss on Early Extinguishment of Consolidated Obligations

During the three and six months ended on June 30, 2009, we recorded net losses of $609,000 and $3.9 million related to calls of consolidated obligations and $1.1 million and $1.1 million in net losses on extinguishments of consolidated obligations, net of interest rate exchange agreement cancellations. During the same periods of 2008, we recorded net losses of $1.7 million and $8.3 million on consolidated obligation calls and net losses of $4.8 million and $14.4 million on extinguishment of consolidated obligations, net of interest rate exchange agreement cancellations.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the three and six months ended June 30, 2009 and 2008.

Consolidated Obligations Called and Extinguished	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$1,270,000	$3,169,135	$6,237,255	$13,025,485
Weighted-average interest rate	4.05%	4.38%	4.48%	4.73%
Consolidated Obligations Extinguished
Par value	17,075	763,145	17,075	952,535
Weighted-average interest rate	5.37%	3.61%	5.37%	3.94%

Total par value	$1,287,075	$3,932,280	$6,254,330	$13,978,020

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

Other Expense

Other expense includes operating expenses, Finance Board/Finance Agency and Office of Finance assessments, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and six months ended June 30, 2009 and 2008.

Other Expense	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating:
Compensation and benefits	$6,942	$6,234	11.4	$13,594	$12,592	8.0
Occupancy cost	1,112	1,066	4.3	2,279	2,277	0.1
Other operating	3,395	3,508	(3.2)	6,457	6,809	(5.2)
Federal Board/Finance Agency	447	502	(11.0)	943	1,005	(6.2)
Office of Finance	452	417	8.4	936	887	5.5
Other	135	73	84.9	280	238	17.6

Total other expense	$12,483	$11,800	5.8	$24,489	$23,808	2.9

Total other expense increased by $683,000 and $681,000 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily resulting from increased compensation and benefits expense due to contractor conversions to employees during 2008 and the hiring of a new chief risk officer effective May 1, 2009.

Assessments

AHP and REFCORP assessments are calculated based on earnings before assessments. Due to our net losses during the first and second quarters of 2009, we had no AHP and REFCORP assessments for the three and six months ended June 30, 2009, compared to assessments of $10.6 million and $22.0 million based on our earnings for the same periods in 2008. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2009 and 2008. The amount shown in REFCORP expense for the six months ended June 30, 2009 represents an adjustment of 2007 charges recorded in early 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
AHP and REFCORP Assessments	2009	2008	Percent Increase/ (Decrease)	2009		2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$	$3,275	(100.0)	$		$6,803	(100.0)
REFCORP		7,277	(100.0)		33	15,153	(99.8)

Total assessments	$	$10,552	(100.0)		$33	$21,956	(99.8)

Due to our payment of quarterly REFCORP assessments during 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” in our 2008 annual report on Form 10-K for additional information on our assessments.

Summary of Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is provided in our 2008 annual report on Form 10-K. Except as disclosed below, there have been no significant changes to our critical accounting policies or the estimates and assumptions used to apply them during the three and six months ended June 30, 2009.

Estimation of Other-than-Temporary Impairments of Securities

The continued deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk exposure on our private-label mortgage-backed securities. Our investments in private-label mortgage-backed securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and volatile conditions in the credit markets, we closely monitor the performance of our investment securities classified as held-to-maturity on at least a quarterly basis (or more frequently if a triggering event occurs, such as a material downgrade by the rating agencies) to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with GAAP.

For impaired debt securities, the FASB’s new OTTI accounting guidance which we adopted effective January 1, 2009, requires an entity to assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. We consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, we evaluate other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic information, and the security’s performance. If our initial analysis identifies securities at risk of OTTI, we perform additional testing of these investments, which are typically private-label mortgage-backed securities.

At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. The development of modeling assumptions is complex and requires significant judgment, and different assumptions could result in materially different results. Beginning in the first quarter of 2009, to promote consistency in the determination of OTTI for private-label, mortgage-backed securities among the FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analyses. The Seattle Bank performed detailed reviews of the FHLBank System-wide assumptions for reasonableness, as further discussed in “—Financial Condition—Investments—Other-Than-Temporary Impairment Assessment.”

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the new OTTI accounting guidance changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. If a security’s cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. The OTTI recognized in accumulated comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). We update our estimated cash flows for these securities on a regular basis and if significant, favorable changes were to occur, we would adjust yields prospectively, as a change in estimate. See additional discussion regarding the recognition and presentation of OTTI in Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “—Financial Condition and Results of Operations—Investments—Credit Risk.”

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1, 2, and 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” of this report, and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates” included in our 2008 annual report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Seattle Bank is exposed to market risk, typically interest-rate risk, because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, at various interest rates and for varying periods.

Interest-rate risk is the risk that the market value of our assets, liabilities, and derivatives will decline as a result of changes in interest rates or that net interest margin will be significantly affected by interest-rate changes. Interest-rate risk can result from a variety of factors, including repricing risk, yield-curve risk, basis risk, and option risk.

•	Repricing risk occurs when assets and liabilities reprice at different times, which can produce changes in our net interest margin and market values.

•

Yield-curve risk is the risk that changes in the shape or level of the yield curve will affect our net interest margin and the market value of our assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa.

•

Basis risk results from assets we purchase and liabilities we incur having interest rates based on different interest rate markets. For example, the LIBOR interbank swap market influences many asset and derivative interest rates, while the agency debt market influences the interest rates on our consolidated obligations.

•

Option risk results from the fact that we have purchased and sold options either directly through derivative contracts or indirectly by having options embedded within financial assets and liabilities. Option risk arises from the differences which the options can be exercised and the incentives to exercise those options. The mismatch in the option terms, exercise incentives, and market conditions that influence the value of the options can affect our net interest margin and our market value.

Through our market-risk management practices, we attempt to manage our net interest margin and market value over a wide variety of interest-rate environments. Our general approach to managing market risk is to maintain a portfolio of assets, liabilities, and derivatives that limits our exposure to adverse changes in our net interest margin. We use derivatives to hedge market risk exposures and to lower our cost of funds. The derivatives that we employ comply with Finance Agency regulations and are not used for purposes of speculating on interest rates.

Measurement of Market Risk

We monitor and manage our market risk daily through a variety of measures. Our Board oversees our risk management policy through four primary risk measures that assist us in monitoring and managing our market risk exposures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. These policy measures are described below. We manage our market risk using the policy limits set for each of these measures.

Effective Duration of Equity

Effective duration is a measure of the market value sensitivity of a financial instrument to changes in interest rates. Larger duration numbers, whether positive or negative, indicate greater market value sensitivity to parallel changes in interest rates. For example, if a financial instrument has an effective duration of two, then the financial instrument’s value would be expected to decline about 2% for a 1% instantaneous increase in interest rates across the entire yield curve or rise about 2% for a 1% instantaneous decrease in interest rates across the entire yield curve, absent any other effects.

Effective duration of equity is the market value weighted-average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon the sign of the market value of derivative positions) the market value of our derivatives multiplied by their respective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.

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

Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of commitments then multiplied by the effective convexity of commitments, with the net result divided by the market value of equity.

Market Value of Equity/Market Value-of-Equity Sensitivity

Market value of equity is the sum of the present values of the expected future cash flows, whether positive or negative, of each of our assets, liabilities, and commitments. Market value-of-equity sensitivity is the change in the estimated market value of equity that would result from an instantaneous parallel increase or decrease in the yield curve.

Market-Risk Management

Our market-risk measures reflect the sensitivity of our assets, liabilities, and derivatives to changes in interest rates, which is primarily due to mismatches in the maturities, basis, and embedded options associated with our mortgage-related assets and the consolidated obligations we use to fund these assets. The exercise opportunities and incentives for exercising the prepayment options embedded in mortgage-related instruments (which generally may be exercised at any time) generally do not match those of the consolidated obligations that fund such assets, which causes the market value of the mortgage-related assets and the consolidated obligations to behave differently to changes in interest rates and market conditions.

Our advances result in minimal interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance we generally enter contemporaneously into interest-rate swaps that hedge any optionality that may be embedded in each advance. Our short-term investments have short terms to maturity and low durations, which causes their market values to have low sensitivity to changes in market conditions.

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes, however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our mortgage-backed securities backed by Alt-A collateral. The following table summarizes our primary risk measures as of June 30, 2009 and December 31, 2008.

	As of	As of
Primary Risk Measures	June 30, 2009	December 31, 2008
Effective duration of equity	10.67	23.59
Effective convexity of equity	1.44	(6.18)
Effective key-rate-duration-of-equity mismatch	7.62	16.09
Market value-of-equity sensitivity (+ 100 basis point shock scenario) (in percentages)	(9.12)%	(27.24)%
Market value-of-equity sensitivity (-100 basis point shock scenario) (in percentages)	13.15%	20.92%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of June 30, 2009, the reduction in the effective duration of equity from that of December 31, 2008 primarily resulted from a decrease in duration contributions of our mortgage-related assets and advances (net of derivatives hedging our advances). Decreases in duration contributions of our consolidated obligation bonds (net of derivatives hedging consolidated obligations) acted to increase our effective duration because consolidated obligations are liabilities and hence their effective durations are reversed. The increase in the effective convexity of equity was primarily caused by reduced negative convexity contribution of our mortgage-related assets, offset by less positive convexity from our advances (including the derivatives hedging the advances) and consolidated obligations (including derivatives hedging consolidated obligations). Effective key-rate-duration-of-equity mismatch decreased as of June 30, 2009 from December 31, 2008, primarily due to the changes described above for our duration-related measures, which were exacerbated by our high market value leverage ratio (i.e., total assets divided by the market value of equity).

Our estimates of our market-value-of-equity sensitivity changes resulting from up 100-basis point changes in interest rates improved as a result of the reduced duration, but the shock values remain elevated due to the very depressed market value of our equity and the resulting high market value leverage ratio as of June 30, 2009 and December 31, 2008.

In the first quarter of 2009, we completed our replacement of the adjusted risk measures used in the third and fourth quarters of 2008 with a more sophisticated disaggregation of our operations to better isolate the effects of credit/liquidity associated with mortgage-backed securities collateralized by Alt-A mortgage loans. Commencing in mid-January 2009, for market-risk management purposes, we began reporting on a market value basis (i) a credit/liquidity portfolio and (ii) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets, as well as any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This process allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the basis and mortgage book risk measures, just as they previously applied only to our adjusted risk measures in the third and fourth quarters of 2008. We were in compliance with these risk management policy limits during the three months ended June 30, 2009. The following tables summarize our basis and mortgage book risk measures and their respective limits as of June 30, 2009 and our adjusted risk measures as of December 31, 2008.

Basis and Mortgage Book Risk Measures and Limits	As of June 30, 2009	Risk Measure Limit
Effective duration of equity	0.38	+/-5.00
Effective convexity of equity	(1.52)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.83	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(0.76)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	0.19%	+/-4.50%

Adjusted Risk Measures and Limits	As of December 31, 2008	Risk Measure Limit
Effective duration of equity	10.56	+/-5.00
Effective convexity of equity	(9.34)	+/-4.00
Effective key-rate-duration-of-equity mismatch	4.75	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(15.75)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	6.41%	+/-4.50%

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

The total notional amount of interest-rate exchange agreements outstanding was $40.2 billion and $30.6 billion as of June 30, 2009 and December 31, 2008. We report our derivatives in the Statements of Condition at their estimated fair value. As of

June 30, 2009 and December 31, 2008, we held derivative assets of $3.9 million and $32.0 million, as well as derivative liabilities of $297.9 million and $235.4 million. See “—Financial Condition – Derivative Assets and Liabilities,” for additional information.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Seattle Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving stated goals under all potential conditions.

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

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009, the end of the period covered by this report. Based on this evaluation, our management has concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of June 30, 2009, because the previously identified material weaknesses as of December 31, 2008 had not been fully remediated.

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

In addition, during the first and second quarters of 2009, the Seattle Bank made significant progress on its remediation plan, as discussed further below. We currently plan to complete all remediation activities, including the testing of recently implemented controls, by the end of the third quarter of 2009. See “—Remediation Activities Related to Previously Identified Material Weaknesses,” for additional information.

Material Weaknesses

Control Environment

As of December 31, 2008, we had not maintained an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (COSO) Framework, and as of June 30, 2009, we had not fully remediated such control environment, specifically:

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

The material weakness in our control environment contributed to the existence of the two additional material weaknesses described below, as of December 31, 2008, each of which resulted in adjustments to our preliminary financial statements for the year ended December 31, 2008. In addition, all three material weaknesses could result in a material misstatement to any of our financial statement accounts and disclosures. Any such misstatement, if not prevented or detected on a timely basis, could result in a material misstatement to the annual or interim financial statements.

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

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities

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

Changes in Internal Control Over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Changes in our internal control over financial reporting since December 31, 2008, including the three months ended June 30, 2009, that management believes have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting are described below.

Remediation Activities Relating to Previously Identified Material Weaknesses

Control Environment

We currently plan to finalize the implementation and testing of new controls and complete the remediation of this material weakness in the third quarter of 2009. For the second quarter of 2009, we continued to evaluate and make changes to, our management committee structure to help ensure appropriate oversight and segregation of duties through the participation of key managers from different departments across the organization responsible for developing, benchmarking, and documenting assumptions and processes used for significant accounting estimates and valuations, including identification of key control points. We expect this structure, when complete, to enhance our controls and information flow as well as facilitate communication and actions requiring inter-departmental cooperation. Individual elements of the enhancements made to date to our management committee structure are discussed below:

•

During the first quarter of 2009, we established specialized management committees to oversee our processes and policies with respect to (1) the amortization of premiums and the accretion of discounts on mortgage-related assets, and (2) derivative strategies and documentation, effectiveness testing, and accounting and disclosure requirements for derivatives and hedging.

•

In April 2009, we made certain changes to our senior management team, including the hiring of a new chief risk officer and the appointment of a new chief operating officer, which were intended in part to strengthen our risk management.

•	In May 2009, we established a new Board-level committee, the Risk Committee, to provide enhanced oversight of risk management activities. This committee held its first meeting in July 2009.

•	We implemented changes to our OTTI evaluation process for private-label mortgage-backed securities, including the establishment of a new related management committee, as described below.

Financial Reporting and Accounting for Private-Label Mortgage-Backed Securities

We implemented the following new controls during the periods indicated. We currently plan to test these controls and complete the remediation of this material weakness by the end of the third quarter of 2009.

•

We formally established an OTTI steering committee (OTTI committee) composed of senior Seattle Bank managers, including accounting and credit risk personnel. The OTTI committee is the principal forum for management to evaluate whether an impaired debt security is other-than-temporarily impaired and acts as the Seattle Bank’s focal point for developing and approving new methodologies, controls, policies, and frameworks for the OTTI evaluation process. We completed this remediation activity for the first quarter of 2009.

•

We developed an improved process for identifying and evaluating securities for possible OTTI. Under the direction of our OTTI committee, we perform an initial, security-by-security assessment to identify investments at risk for OTTI at the end of each quarter, based on various quantitative and qualitative criteria. We implemented procedures to regularly validate our data and assumptions for this initial assessment. For securities identified as being at risk, we implemented an improved cash flow modeling approach, as discussed below, in the fourth quarter of 2008. Finally, the OTTI committee reviews the model results and formally documents its conclusions for this inherently complex and subjective evaluation. While we believe the key elements of this new control process were successfully implemented for the fourth quarter of 2008, we put additional controls in place for the first quarter of 2009 to help ensure, for example, that proper segregation exists between those responsible for trading securities and those responsible for running models and analyzing the securities for OTTI. In addition, for the first quarter of 2009, we updated our documentation and procedures to comply with the requirements of FSP FAS 115-2, which we adopted effective January 1, 2009.

•

We acquired new software and implemented a more granular cash-flow modeling system in order to improve the reliability and transparency of the data used to evaluate possible other-than-temporary impairment of our at-risk securities. In particular, we are now able to consider loan-level information, including estimated loan-to-value ratios, FICO credit scores, geographic information, and other characteristics. These models estimate future cash flows, including defaults and losses, to help us assess whether the Seattle Bank will collect all contractual cash flows related to a potentially at-risk security. The advanced cash-flow modeling software was successfully implemented for the fourth quarter of 2008 and used as part of our OTTI evaluations for the first and second quarters of 2009, including validation of cash flow analyses performed on our behalf by other FHLBanks in accordance with the Finance Agency guidance described below.

•

During the first quarter of 2009, in addition to implementing new software, we implemented new guidance from our regulator, the Finance Agency, intended to ensure consistency among the FHLBanks relating to OTTI. As discussed below, the Seattle Bank, like other FHLBanks, used and validated key modeling assumptions provided by the FHLBank of San Francisco in performing our OTTI assessment for the first quarter of 2009. During the second quarter of 2009, the FHLBanks formed an FHLBank System OTTI Governance Committee, which was established to create a common set of assumptions and methodologies for OTTI cash flow analysis. The Seattle Bank participated in the FHLBank System OTTI Governance Committee (FHLBank OTTI Governance Committee), which has the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections for use in OTTI assessments of private-label mortgage-backed securities. We reviewed the assumptions approved by the FHLBank OTTI Governance Committee and determined that they were reasonable before using them for our OTTI assessment for the second quarter of 2009. In accordance with the Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis to perform the cash flow analyses for certain of our private-label mortgage-backed securities for the first and second quarter of 2009, utilizing the key modeling assumptions approved by the FHLBank OTTI Governance Committee.

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities

We have established a specialized management committee to provide oversight over our processes and policies with respect to the amortization of premiums and the accretion of discounts on mortgage-related assets, including held-to-maturity debt securities. The charter of this committee, which held its first formal meetings in April 2009, includes approvals of key estimates and modeling assumptions. Membership includes both accounting and treasury, to help improve information and communication flows. We currently plan to test our newly implemented controls and complete the remediation of this material weakness by the end of the third quarter of 2009.

Other Changes in Internal Control Over Financial Reporting

As described in Note 2 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements,” in accordance with the Finance Agency’s OTTI consistency guidance, we are required to use the key modeling assumptions provided by the FHLBank OTTI Governance Committee for the cash flow analysis of our private-label mortgage-backed securities, for the purposes of evaluating OTTI. Such assumptions are material to the determination of OTTI and, in turn, material to the Seattle Bank’s internal control over financial reporting. Accordingly, management has established procedures to review the assumptions approved by the FHLBank OTTI Governance Committee in order to determine whether such assumptions are reasonable. Based on its review, management determined that the assumptions were reasonable and we have utilized the assumptions in connection with our risk model to produce the cash flow analyses used in analyzing credit losses and assessing OTTI. There were no other changes in the Seattle Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Seattle Bank’s internal control over financial reporting.

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

Our 2008 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2008 annual report on Form 10-K as updated in our quarterly report on Form 10-Q for the period ended March 31, 2009.

The continued deterioration and uncertainty in the general economy, particularly the U.S. housing and credit markets, has and could continue to adversely impact the market value of our assets and liabilities, particularly our private-label mortgage-backed securities, as well as result in additional asset impairment charges that could significantly impact our future financial condition and operating results.

Although there was an increase in applications to refinance mortgage loans late in the first quarter and during the second quarter of 2009, increases in mortgage interest rates and more rigorous credit requirements generally offset any improvement in the U.S. mortgage market that may have otherwise resulted from this activity, with the U.S. mortgage market continuing to deteriorate during the second quarter of 2009, as delinquency and foreclosure rates on mortgage loans increased and home prices decreased. The private-label mortgage-backed securities market, which had for the most part ceased operating during much of 2008, continued its lack of activity as uncertainty over the impact of new or proposed governmental actions (including mortgage loan modification programs and changes to bankruptcy laws), further home-price deterioration, and changes in borrower, lender, and investor behavior depressed and complicated the pricing of private-label mortgage-backed securities. Although there was a slight improvement in prices in the secondary private-label mortgage-backed securities market on highly rated instruments during the second quarter of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying private-label mortgage-backed securities resulted in the recognition of other-than-temporary impairment charges by a number of FHLBanks, including the Seattle Bank, during the first two quarters of 2009. Further, in the first half of 2009, the credit-rating agencies continued to downgrade a significant number of private-label mortgage-backed securities, including many owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.

These and other factors have led to the deterioration of the market value of many of our private-label mortgage-backed securities since mid-2007, contributing to our unrealized market value to book value of equity of 44.1% as of June 30, 2009. In addition, although we believe the credit quality of our mortgage-backed securities to be generally good, we recorded $1.2 billion of other-than-temporary impairments for the six months ended June 30, 2009 (of which $133.4 million was related to credit losses and $1.0 billion was related to all other factors), after recording $304.2 million in other-than-temporary impairment charges for the year ended December 31, 2008, related to certain of our held-to-maturity securities. In addition to the continued deterioration of the U.S. housing and credit markets, we believe that the recent NRSRO ratings downgrades and the changes in accounting rules related to the recognition of other-than-temporary impairments could lead to additional OTTI charges on our private-label mortgage-backed securities in the future, which, among other things, would negatively affect our financial condition and operating results. For additional information, see Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments,” in this report.

Our operating results or financial condition, or regulatory actions taken relating to the Seattle Bank could cause members or nonmember shareholders to conclude that their Seattle Bank stock is impaired.

Our capital stock is subject to impairment risk, such that our shareholders could decide to write down the par value of their investment in Seattle Bank capital stock based on their analysis of the recoverability of the stock’s $100 par value, following review of factors such as the long-term nature of our capital stock (i.e., Class B capital stock having a five-year statutory redemption period), the Seattle Bank’s current status as “undercapitalized” as determined by the Finance Agency and the benefits of membership in our cooperative, including, among others, access to liquidity through low-cost funding, access to grants and below-market-rate loans for affordable housing and economic development, services and educational programs provided to members, and potential dividends, which we historically have paid to members when the Seattle Bank met applicable regulatory requirements and operating targets). Should shareholders determine that their investment in the Seattle Bank’s capital stock is impaired, the Seattle Bank’s financial condition, operating results, and business could be negatively affected as there may result, among other things, less willingness of members to do business with the Seattle Bank and the Seattle Bank’s not being able to effectively carry out its mission.

The volatility of our risk-based capital requirement, primarily resulting from the unrealized and realized market-value losses on our private-label mortgage-backed securities, has resulted in risk-based capital deficiencies as of June 30, 2009 and March 31, 2009, and resulted in the Finance Agency determining that as of March 31, 2009, the Seattle Bank was “undercapitalized”. As of July 31, 2009, we had a risk-based capital surplus of $139.5 million, however our risk-based capital requirement will fluctuate with current market conditions and that this factor, along with the additional factors considered by the Finance Agency in their final capital classification determination, will result in our, among other things, continuing to be unable to redeem or repurchase capital stock or pay dividends, and having to prepare and follow a capital restoration plan which could negatively impact our members’ use of our services, resulting in a decline in advance volumes and results of operations.

We are required to hold risk-based capital at least equal to the sum of our credit-risk, market-risk, and operations-risk capital requirements. One component of the market-risk requirement is that we maintain permanent capital equal to the amount by which the market value of our assets is less than 85% of their book value. The credit-risk component is significantly affected by the credit ratings of our investments. As a result of the downgrades of a number of our private-label mortgage-backed securities in the first half of 2009, the credit-risk component of our risk-based capital significantly increased. Further, we are also required to maintain operations-risk capital equal to 30% of the sum of our market-risk requirement and credit-risk requirement. Accordingly, with the continued decline in the market value of our private-label mortgage-backed securities, our market-risk, credit risk, and operations-risk capital requirements have increased significantly since September 2007, leading to a risk-based capital deficiency. As of June 30, 2009, we reported a $178.3 million deficiency. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare dividends or redeem or repurchase capital stock without obtaining a waiver from the Director of the Finance Agency. Until the risk-based capital shortfall occurred, we had been repurchasing Class A stock on a regular basis since April 2007 and had declared quarterly dividends since December 2006. Although we do not believe that the risk-based capital shortfall has affected our ability to meet our members’ liquidity and funding needs, the suspension of dividends and all capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should our members elect to use alternative sources of wholesale funding. Further, as a result of the risk-based capital shortfall, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short-or long-term credit ratings. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

On August 3, 2009, we received final notification from the Finance Agency that based on the Seattle Bank’s risk-based capital deficiency as of March 31, 2009, our capital classification is undercapitalized. While recognizing the initial steps taken by the Seattle Bank in response to the Finance Agency’s preliminary notification in May 2009, the Finance Agency noted, in addition to our reported risk-based capital deficiency as of March 31, 2009, the deterioration in the value of our private-label mortgage-backed securities, our accumulated other comprehensive loss stemming from that deterioration, the level of our retained earnings in comparison to the other comprehensive loss, and our market value of equity compared to the par value of outstanding capital stock.

An FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank needs to submit a capital restoration plan to the Finance Agency, as well as restrict dividends and redemptions and repurchases of capital stock. In addition, the mandatory restrictions include a mandatory limit on asset growth. The Seattle Bank previously suspended dividend payments, stock redemptions, and stock repurchases. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise. We expect to submit our capital restoration plan on or before August 24, 2009. Implementation of such a plan could result in further limitations on dividend and capital stock repurchases and redemptions, and other restrictions, and the Finance Agency could take additional regulatory actions, all of which could negatively impact demand for our advances and results of operations and our business in general.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” for additional information on the Seattle Bank’s dividend and stock repurchase restrictions and Capital Plan amendments.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those institutions could have a negative effect on our financial condition and results of operations.

Our advances balance has been concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advance business and resulting advance interest income. As of June 30, 2009, five borrowers held 66.1% of the par value of our outstanding advances, with two borrowers holding 49.4% of the par value of our outstanding advances (JPMorgan Chase Bank, N.A. with 25.8% and Bank of America Oregon, N.A with 23.6%).

On September 25, 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A. that assumed the fully collateralized, related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank. As of June 30, 2009, approximately 43.4% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured and an additional 39.4% of such advances ($4.0 billion and $1.0 billion) mature in the third and fourth quarters of 2009.

Further, on July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch, the parent of Merrill Lynch Bank USA. As part of this restructuring, outstanding advances of $411.2 million and Seattle Bank Class B capital stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. Since that date, Bank of America Oregon, N.A. has begun using the transferred Class B stock for new advances with the Seattle Bank.

The reclassification of our then largest member into a non-member shareholder (which cannot take out new advances) and the transfer of Seattle Bank Class B capital stock from one large member to our now largest member have significantly changed the potential concentration of our advances among our members, particularly our largest borrowers. We believe that these changes may lead to adverse effects on our business, including greater advance concentration risk, lower advance balances, and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.

Member failures and consolidations may adversely affect our business.

Over the last two years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which have caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and in the number of mergers and consolidations. During 2009, six of the Seattle Bank’s member institutions have failed. If the number of member institution failures and mergers or consolidations, particularly into out-of-district acquirers, continues to increase, these activities may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations, as well as our operations generally.

Further, although all of our outstanding advances with the six failed institutions referenced above were prepaid by either the FDIC or the applicable acquiring institutions, if more members fail and if the FDIC or the member (or another applicable entity) does not promptly repay all of the failed institution’s obligations to us or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to us. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations or the operational cost of liquidating the collateral.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 1, 2009, the Finance Agency completed its annual designation of directorships for the FHLBanks. As a result of the Finance Agency’s designation, the size of the Seattle Bank’s board of directors will be reduced from seventeen to sixteen, effective January 1, 2010, and the number of member directors will be reduced from ten to nine, with the state of Washington having two member directors and the other seven states in the district having one member director. The number of independent directors remained at seven, including three public interest directors.

On July 30, 2009, the Board amended Article III. Section 1. Director Elections of the Seattle Bank’s bylaws to more specifically provide for the applicable requirements relating to director elections contained in the Housing and Economic Recovery Act enacted in 2008 and the Finance Agency regulations, replacing the previous bylaw provision that generally called for conformity with the regulations.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted on July 31, 2008, as amended on July 30, 2009 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.1*	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.2*	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation benefit-related exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated: August 12, 2009
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated: August 12, 2009
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer

*

The Chief Accounting and Administrative Officer for purposes of the Seattle Bank’s disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted on July 31, 2008, as amended on July 30, 2009 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.1*	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.2*	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation benefit-related exhibit.