Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Seattle
filed 2009-11-12
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s stock is not publicly traded and is generally only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, and subject to certain regulatory and statutory limits. As of October 31, 2009, the registrant had 1,588,642 shares of Class A capital stock and 26,367,991 shares of Class B capital stock outstanding.

FEDERAL HOME LOAN BANK OF SEATTLE

Form 10-Q for the quarterly period ended September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION
(unaudited)

	As of	As of
	September 30, 2009	December 31, 2008
(in thousands, except par value)
Assets
Cash and due from banks	$8,873	$1,395
Interest-bearing deposits (Other FHLBanks: $72 as of September 30, 2009)	72
Securities purchased under agreements to resell	4,750,000	3,900,000
Federal funds sold	5,862,300	2,320,300
Available-for-sale securities (Note 2)	664,728
Held-to-maturity securities* (Note 3)	13,431,347	9,784,891
Advances (Note 5)	24,908,356	36,943,851
Mortgage loans held for portfolio, net of allowance for credit losses of $271
and $0 as of September 30, 2009 and December 31, 2008 (Note 6)	4,292,454	5,087,323
Accrued interest receivable	110,054	241,124
Premises, software, and equipment, net	15,376	14,228
Derivative assets (Note 9)	4,237	31,984
Other assets	39,607	36,594
Total Assets	$54,087,404	$58,361,690
Liabilities and Capital
Liabilities
Deposits:
Interest-bearing	$284,507	$582,258
Total deposits	284,507	582,258
Consolidated obligations, net (Note 7):
Discount notes	21,678,303	15,878,281
Bonds	29,754,273	38,590,399
Total consolidated obligations, net	51,432,576	54,468,680
Mandatorily redeemable capital stock (Note 8)	942,156	917,876
Accrued interest payable	196,722	337,303
Affordable Housing Program (AHP)	10,097	16,210
Derivative liabilities (Note 9)	259,278	235,417
Other liabilities	34,655	37,621
Total liabilities	53,159,991	56,595,365
Commitments and contingencies (Note 13)
Capital (Note 8)
Capital stock:
Class B capital stock putable ($100 par value) - issued and
outstanding shares: 17,181 and 17,302 shares as of September 30, 2009
and December 31, 2008	1,718,174	1,730,287
Class A capital stock putable ($100 par value) - issued and
outstanding shares: 1,346 and 1,179 shares as of September 30, 2009
and December 31, 2008	134,563	117,853
Total capital stock	1,852,737	1,848,140
Retained earnings (accumulated deficit)	70,206	(78,876)
Accumulated other comprehensive loss (Note 8)	(995,530)	(2,939)
Total capital	927,413	1,766,325
Total Liabilities and Capital	$54,087,404	$58,361,690

*	Estimated fair values of held-to-maturity securities were $12,885,820 and $7,857,197 as of September 30, 2009 and December 31, 2008.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in thousands)
Interest Income
Advances	$74,354	$271,851	$358,858	$982,384
Prepayment fees on advances, net	1,869	21	7,502	21,958
Interest-bearing deposits	24		203
Securities purchased under agreements to resell	1,808	8,357	6,564	8,730
Federal funds sold	1,965	58,473	4,813	186,168
Available-for-sale securities		1		1
Held-to-maturity securities (Other FHLBanks' consolidated obligations -
$0 and $23,078 for the nine months ended September 30, 2009 and 2008)	50,472	118,136	162,693	357,200
Mortgage loans held for portfolio	53,382	66,070	180,799	205,341
Loans to other FHLBanks		21		37
Total interest income	183,874	522,930	721,432	1,761,819
Interest Expense
Consolidated obligations - discount notes	9,826	150,617	63,224	414,881
Consolidated obligations - bonds	125,992	320,545	486,982	1,165,367
Deposits	158	5,264	885	19,598
Securities sold under agreements to repurchase		2,919		2,924
Mandatorily redeemable capital stock and other borrowings		391		1,013
Total interest expense	135,976	479,736	551,091	1,603,783
Net Interest Income Before Provision for Credit Losses	47,898	43,194	170,341	158,036
Provision for credit losses on mortgage loans held for portfolio	(14)		(271)
Net Interest Income	47,884	43,194	170,070	158,036
Other Loss
Service fees	845	453	1,989	1,344
Net realized gain from sale of held-to-maturity securities				1,374
Total other-than-temporary impairment (OTTI) loss (Note 4)	(84,979)	(49,830)	(1,240,173)	(49,830)
Portion of OTTI losses recognized in other comprehensive loss, net	(45,121)		976,654
Net OTTI loss recognized in income	(130,100)	(49,830)	(263,519)	(49,830)
Net gain (loss) on derivatives and hedging activities	2,553	5,557	(8,413)	17,605
Net realized loss on early extinguishment of consolidated obligations	(301)	(2,541)	(5,268)	(25,213)
Other (loss) income, net	(15)	19	2	(89)
Total other loss	(127,018)	(46,342)	(275,209)	(54,809)
Other Expense
Operating:
Compensation and benefits	8,579	6,240	22,173	18,832
Other operating	5,026	4,478	13,762	13,564
Federal Housing Finance Agency	446	502	1,389	1,507
Office of Finance	494	575	1,430	1,462
Provision for credit loss on receivable		10,430		10,430
Other, net	127	155	407	393
Total other expense	14,672	22,380	39,161	46,188
(Loss) Income Before Assessments	(93,806)	(25,528)	(144,300)	57,039
Assessments
Affordable Housing Program		(2,044)		4,759
REFCORP		(4,697)	33	10,456
Total assessments		(6,741)	33	15,215
Net (Loss) Income	$(93,806)	$(18,787)	$(144,333)	$41,824

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL
(Unaudited)

For the Nine Months Ended	Class A Capital Stock*		Class B Capital Stock*		Retained Earnings (Accumulated	Accumulated Other Comprehensive
September 30, 2009 and 2008	Shares	Par Value	Shares	Par Value	Deficit)	Loss	Total Capital
(amounts and shares in thousands)
Balance, December 31, 2007	2,874	$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	5,678	567,754	4,021	402,086			969,840
Repurchase/redemption of capital stock	(4,589)	(458,947)					(458,947)
Net shares reclassified to mandatorily
redeemable capital stock			(632)	(63,272)			(63,272)
Comprehensive income:
Net income					41,824		41,824
Other comprehensive income (Note 8)						159	159
Total comprehensive income							41,983
Dividends on capital stock:
Cash					(28,235)		(28,235)
Balance, September 30, 2008	3,963	$396,256	24,800	$2,479,955	$162,312	$(1,261)	$3,037,262
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative effect adjustment (Notes 1 and 8)					293,415	(293,415)
Proceeds from sale of capital stock	195	19,535	100	10,012			29,547
Net shares reclassified to mandatorily
redeemable capital stock	(28)	(2,825)	(221)	(22,125)			(24,950)
Comprehensive loss:
Net loss					(144,333)		(144,333)
Other comprehensive loss (Note 8)						(699,176)	(699,176)
Total comprehensive loss							(843,509)
Balance, September 30, 2009	1,346	$134,563	17,181	$1,718,174	$70,206	$(995,530)	$927,413

* Putable.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
(in thousands)
Operating Activities
Net (loss) income	$(144,333)	$41,824
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	(121,399)	(232)
Provision for credit losses on mortgage loans	271
Change in net fair value adjustment on derivative and hedging activities	(24,385)	145,758
Loss on extinguishment of consolidated obligations	5,269	25,213
Gain on sale of held-to-maturity securities		(1,374)
Net other-than-temporary impairment loss	263,519	49,830
Other	14	501
Net change in:
Accrued interest receivable	131,067	135,434
Other assets	(941)	4,923
Accrued interest payable	(140,580)	(200,025)
Other liabilities	(9,263)	(6,062)
Total adjustments	103,572	153,966
Net cash (used in) provided by operating activities	(40,761)	195,790

Investing Activities
Net change in:
Interest-bearing deposits	32,311
Deposits with other FHLBanks	(72)
Securities purchased under agreements to resell	(850,000)	(2,000,000)
Federal funds sold	(3,542,000)	(8,931,200)
Premises, software and equipment	(3,723)	(2,851)
Available for sale securities:
Proceeds from sales		1,940
Purchases		(1,940)
Held-to-maturity securities:
Net increase in short-term	(5,353,000)	(3,261,361)
Proceeds from maturities	1,748,028	2,867,332
Proceeds from sales		502,093
Purchases of long-term	(1,670,845)	(1,053,324)
Advances:
Proceeds	49,869,976	100,682,644
Made	(38,009,029)	(101,525,795)
Mortgage loans held for portfolio:
Principal collections	790,806	448,883
Net cash provided by (used in) investing activities	3,012,452	(12,273,579)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS – (CONTINUED)
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
(in thousands)
Financing Activities
Net change in:
Deposits	$(281,392)	$436,372
Securities sold under agreements to repurchase		262,000
Net proceeds from issuance of consolidated obligations:
Discount notes	780,550,600	868,082,639
Bonds	18,875,945	22,713,728
Payments for maturing and retiring consolidated obligations:
Discount notes	(774,645,157)	(852,762,078)
Bonds	(27,493,087)	(26,849,512)
Proceeds from issuance of capital stock	29,547	969,840
Net payments on consolidated obligations transferred to other FHLBanks		(287,230)
Payments for repurchase of capital stock		(458,947)
Payments for redemption of mandatorily redeemable capital stock	(669)
Cash dividends paid		(28,235)
Net cash (used in) provided by financing activities	(2,964,213)	12,078,577
Net increase in cash and cash equivalents	7,478	788
Cash and cash equivalents at beginning of the period	1,395	1,197
Cash and cash equivalents at end of the period	$8,873	$1,985

Supplemental Disclosures
Interest paid	$691,673	$1,803,418
AHP payments	$6,113	$5,244
REFCORP payments		$20,212
Transfers from mortgage loans held for portfolio to real estate owned	$1,438	$238
Transfers of investments from held-to-maturity to available-for-sale	$664,728

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION, USE OF ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES, AND RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2008 audited financial statements and related notes (2008 Audited Financials) included in the 2008 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods presented have been included. The financial condition as of September 30, 2009 and December 31, 2008 and the operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2009. In connection with our preparation of these unaudited financial statements and condensed notes, we evaluated subsequent events after the statement of condition date of September 30, 2009 through November 12, 2009, which is the date the financial statements were issued.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the reported amounts recorded or disclosed in the financial statements. Actual results could differ from our estimates.

Significant Accounting Policies
Classification of Investment Securities
The Seattle Bank classifies as held-to-maturity (HTM) debt securities for which it has both the ability and intent to hold to maturity and carries them at amortized cost. Certain other debt securities are classified as available-for-sale (AFS) and carried at their estimated fair values.

In accordance with accounting guidance related to accounting for debt securities, changes in circumstances may cause the Seattle Bank to change its previously asserted intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Accordingly, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification.

On September 30, 2009, we transferred certain of our private-label mortgage-backed securities (PLMBS) with an amortized cost of $1.2 billion and a fair value of $664.7 million from our HTM portfolio to AFS portfolio (see Notes 2 and 3). Upon transfer, the carrying value of these securities was increased by $108.2 million (and recorded in other comprehensive income) to reflect the securities at fair value. These transferred PLMBS had other-than-temporary impairment (OTTI) losses recognized during the quarter ended September 30, 2009, which we believe evidences a significant decline in the issuers’ creditworthiness. We transferred the securities to the AFS portfolio to increase our financial flexibility with respect to these securities.

For a description of the Seattle Bank's other significant accounting policies, see Note 1 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Recently Issued or Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards CodificationTM (Codification or FASB ASC) as the sole source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which remain authoritative for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (ASUs). An ASU will not be considered authoritative in its own right, but will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusion on the change(s) in the Codification. As the Codification is not intended to change or alter existing GAAP, our adoption of the Codification effective September 30, 2009 had no impact on our financial condition, results of operations, or cash flows. Technical references to GAAP in these condensed notes to the financial statements are provided using the new FASB ASC numbering system.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (ASU 2009-05). ASU 2009-05 amends FASB ASC 820, Fair Value Measurements and Disclosures, to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance in the update is effective for the Seattle Bank for the fourth quarter of 2009.  We do not expect ASU 2009-05 to have a significant effect on our financial condition, results of operations, or cash flows.

We adopted guidance issued by the FASB in May 2009 and subsequently codified in FASB ASC 855, Subsequent Events. FASB ASC 855 establishes general standards of accounting and disclosure for events that occur after the statement of condition date but before financial statements are issued or available to be issued. FASB ASC 855 sets forth the period after the date of the statement of condition date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and also addresses the circumstances under which an entity should recognize events or transactions occurring after the statement of condition date and the disclosures that an entity should make. Our adoption of this guidance effective June 30, 2009 had no effect on our financial condition, results of operations, or cash flows.

In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective in the first quarter of 2010 for the Seattle Bank. We are currently evaluating this guidance to determine its impact on our financial condition, results of operations, and cash flows.

In June 2009, the FASB issued guidance relating to the consolidation of variable interest entities (VIEs). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE using an approach that focuses on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance provides more timely and useful information about an enterprise’s involvement with a VIE. This guidance is effective for the Seattle Bank in the first quarter of 2010. We are currently evaluating this guidance to determine its impact on our financial condition, results of operations, and cash flows.

In February 2008, the FASB issued guidance which delayed the effective date of FASB ASC 820 by one year for non-financial assets and liabilities, except for items that are recognized or disclosed in the financial statements on a recurring basis. Application of FASB ASC 820 as of January 1, 2009 to our non-financial assets and liabilities, which consisted primarily of real estate owned, did not have a significant effect on our financial condition, results of operations, and cash flows.

We also adopted new guidance which clarifies the application of FASB ASC 820 when there is no active market or where the price inputs being used represent distressed sales and provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. Our adoption of this guidance for the quarter ended March 31, 2009, had no material impact on our financial condition, results of operations, or cash flows.

We adopted new guidance affecting FASB ASC 825, Financial Instruments, which requires disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate fair value, in interim as well as annual financial statements. We adopted this guidance for the quarter ended March 31, 2009, with no effect on our financial condition, results of operations, cash flows, or existing interim disclosures.

In April 2009, the FASB issued guidance affecting FASB ASC 320, Investments – Debt and Equity Securities, which amends GAAP for debt securities regarding OTTI. The guidance clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities in the financial statements. In addition, the guidance expands and increases the frequency of existing disclosures about OTTI and requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a rollforward of credit losses each period. If the fair value of a debt security is less than its amortized cost basis, an entity must assess whether (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized in the statement of income for the difference between the fair value of the debt security and its amortized cost basis.

In instances in which a determination is made that a credit loss (defined in FASB ASC 320 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its amortized cost basis (i.e., the previous amortized cost basis less any current-period credit loss), the guidance changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount related to the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors (i.e., the “non-credit” component) is recognized in other comprehensive income and is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). Previously, in all cases, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value.

We early adopted this guidance as of January 1, 2009, and recognized the effects of application as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment, as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. Application of the new guidance increased our net loss by $45.1 million and decreased our net loss by $976.7 million for the three and nine months ended September 30, 2009; these amounts represent the non-credit portion of our total OTTI losses for these periods. The guidance also increased financial statement disclosures (see Note 4).

We adopted new guidance affecting FASB ASC 815, Derivatives and Hedging, which requires enhanced disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. Our adoption of this guidance as of January 1, 2009 resulted in additional financial statement disclosures (see Note 9), but did not impact our financial condition, results of operations, or cash flows.

NOTE 2. AVAILABLE-FOR-SALE SECURITIES

On September 30, 2009, we transferred certain of our PLMBS with an amortized cost of $1.2 billion and a fair value of $664.7 million from our HTM portfolio to AFS. Upon transfer, the carrying value of these securities was increased by $108.2 million (and recorded in other comprehensive loss) to reflect the securities at fair value. The transferred PLMBS had OTTI losses recognized during the three months ended September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the issuers' creditworthiness. The Seattle Bank transferred the securities to the AFS portfolio to increase its financial flexibility with respect to these securities.

Major Security Types
The following table summarizes our AFS securities as of September 30, 2009.

	As of September 30, 2009
AFS Securities	Amortized Cost Basis (1)	OTTI Recognized in Other Comprehensive Loss	Gross Unrealized Gains	Estimated Fair Value
(in thousands)
Residential Mortgage-Backed Securities
Private-label	$1,248,485	$692,000	$108,243	$664,728
Total	$1,248,485	$692,000	$108,243	$664,728

(1)
In accordance with the FASB’s new accounting guidance for OTTI, the amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

The amortized cost of our PLMBS classified as AFS includes net purchase discounts of $18,000, credit losses of $198.4 million and OTTI related accretion adjustments of $381,000 as of September 30, 2009.

As of September 30, 2009, we held $412.0 million of AFS securities originally purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board of Directors (Board). These securities were transferred from our HTM portfolio on September 30, 2009. See Note 12 for additional information concerning these related parties.

The following table presents a reconciliation of the accumulated other comprehensive loss related to AFS securities as of September 30, 2009.

As of
Accumulated Other Comprehensive Loss Related to AFS Securities	September 30, 2009
(in thousands)
OTTI loss recognized in accumulated other comprehensive loss	$692,000
Subsequent unrealized changes in fair value	(108,243)
Accumulated other comprehensive loss related to AFS securities	$583,757

Unrealized Losses on Available-for-Sale Securities
The following table summarizes our AFS securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009. The unrealized losses include other-than-temporary impairments recognized in other comprehensive loss and gross unrecognized holding gains and losses, as applicable.

	As of September 30, 2009
	12 months or more		Total
AFS Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
(in thousands)
Residential Mortgage-Backed Securities
Other-than-temporarily impaired private-label	$664,728	$583,757	$664,728	$583,757
Total	$664,728	$583,757	$664,728	$583,757

Redemption Terms
The amortized cost and estimated fair value of AFS securities by contractual maturity as of September 30, 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2009
	Amortized	Estimated
Year of Maturity	Cost Basis	Fair Value
(in thousands)
Residential Mortgage-Backed Securities
Due after 10 years	$1,248,485	$664,728
Total	$1,248,485	$664,728

Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 4.

NOTE 3. HELD-TO-MATURITY SECURITIES

For accounting policies and additional information concerning HTM securities, see Notes 1 and 5 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

On September 30, 2009, the Seattle Bank transferred certain PLMBS from its HTM portfolio to its AFS portfolio (see Note 2).

Major Security Types
The following tables summarize our HTM securities as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
			OTTI
			Recognized in		Gross	Gross
Held-to-Maturity Securities	Amortized Cost Basis (1)		Other Comprehensive Loss	Carrying Value (2)	Unrecognized Holding Gains (3)	Unrecognized Holding Losses (3)	Estimated Fair Value
(in thousands)
Certificates of deposit (4)	$6,603,000	$		$6,603,000	$409	$(48)	$6,603,361
Other U.S. agency obligations (5)	53,010			53,010	783	(85)	53,708
Government-sponsored enterprises (6)	595,233			595,233	54,937		650,170
State or local housing agency obligations	4,460			4,460			4,460
Subtotal	7,255,703			7,255,703	56,129	(133)	7,311,699
Residential Mortgage-Backed Securities
Government-sponsored enterprises (6)	3,134,024			3,134,024	35,902	(12,450)	3,157,476
Other U.S. agency obligations(5)	4,386			4,386	85		4,471
Private-label	3,445,419		(408,185)	3,037,234	56,854	(681,914)	2,412,174
Subtotal	6,583,829		(408,185)	6,175,644	92,841	(694,364)	5,574,121
Total	$13,839,532		$(408,185)	$13,431,347	$148,970	$(694,497)	$12,885,820

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Held-to-Maturity Securities	Cost Basis (2)	Gains (3)	Losses (3)	Fair Value
(in thousands)
Other U.S. agency obligations (5)	$64,164	$876	$(68)	$64,972
Government-sponsored enterprises (6)	875,604	62,480		938,084
State or local housing agency obligations	5,700	1		5,701
Other (7)	1,250,000	1,118		1,251,118
Subtotal	2,195,468	64,475	(68)	2,259,875
Residential Mortgage-Backed Securities
Government-sponsored enterprises (6)	1,997,942	12,855	(24,074)	1,986,723
Other U.S. agency obligations (5)	4,759	10	(19)	4,750
Private-label	5,586,722		(1,980,873)	3,605,849
Subtotal	7,589,423	12,865	(2,004,966)	5,597,322
Total	$9,784,891	$77,340	$(2,005,034)	$7,857,197

(1)
In accordance with the FASB’s new accounting guidance for OTTI, effective January 1, 2009, the amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and previous other-than-temporary impairments recognized in earnings.

(2)
In accordance with the FASB’s new accounting guidance for OTTI, effective January 1, 2009, the carrying value of HTM securities represents amortized cost after adjustment for any non-credit related impairment (including subsequent accretion) recognized in other comprehensive loss. As of December 31, 2008, carrying value equaled amortized cost.

(3)
Gross unrecognized holding gains/(losses) represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.

(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) or Small Business Association (SBA) investment pools.
(6)	Primarily consists of debt securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), or Tennessee Valley Authority (TVA).
(7)	Consists of promissory notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

The amortized cost of our MBS investments classified as HTM included net purchase discounts of $33.8 million, credit losses of $73.8 million and OTTI related accretion adjustments of $257,000 as of September 30, 2009.  As of December 31, 2008, the amortized cost of our MBS investments classified as HTM included net purchase discounts of $23.0 million.

As of September 30, 2009, we had $7.0 million par value in securities pledged as collateral to banks and major broker-dealers under bilateral collateral agreements that cannot be sold or repledged.

As of September 30, 2009 and December 31, 2008, we held $948.1 million and $938.8 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008. The unrealized losses include other-than-temporary impairments recognized in other comprehensive loss and gross unrecognized holding losses.

	As of September 30, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Certificates of deposit	$1,751,952	$(48)	$	$	$1,751,952	$(48)
Other U.S. agency obligations (1)	6,564	(23)	6,874	(62)	13,438	(85)
Subtotal	1,758,516	(71)	6,874	(62)	1,765,390	(133)
Residential Mortgage-Backed Securities
Government-sponsored enterprises (2)	1,317,307	(8,124)	183,924	(4,326)	1,501,231	(12,450)
Temporarily impaired private-label	10,544	(23)	1,872,920	(681,891)	1,883,464	(681,914)
Other-than-temporarily impaired private-label			400,724	(408,185)	400,724	(408,185)
Subtotal	1,327,851	(8,147)	2,457,568	(1,094,402)	3,785,419	(1,102,549)
Total	$3,086,367	$(8,218)	$2,464,442	$(1,094,464)	$5,550,809	$(1,102,682)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Other U.S. agency obligations (1)	$8,107	$(68)	$	$	$8,107	$(68)
Subtotal	8,107	(68)			8,107	(68)
Residential Mortgage-Backed Securities
Other U.S. agency obligations (1)	4,118	(19)			4,118	(19)
Government-sponsored enterprises (2)	536,268	(15,380)	429,243	(8,694)	965,511	(24,074)
Private-label	1,045,671	(219,697)	2,401,023	(1,761,176)	3,446,694	(1,980,873)
Subtotal	1,586,057	(235,096)	2,830,266	(1,769,870)	4,416,323	(2,004,966)
Total	$1,594,164	$(235,164)	$2,830,266	$(1,769,870)	$4,424,430	$(2,005,034)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of September 30, 2009, 170 of our HTM investments had gross unrealized losses totaling $1.1 billion, with the total estimated fair value of these positions approximating 89.7% of their carrying value. Of these 170 positions, 139 had gross unrealized losses for at least 12 months. As of December 31, 2008, 186 of our HTM investments had gross unrealized losses totaling $2.0 billion, with the total estimated fair value of these positions approximating 68.8% of their carrying value. Of these 186 positions, 127 had gross unrealized losses for at least 12 months.

Redemption Terms
The amortized cost, carrying value, and estimated fair value, as applicable, of HTM securities by contractual maturity as of September 30, 2009 and December 31, 2008 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2009			As of December 31, 2008
	Amortized	Carrying	Estimated	Amortized	Estimated
Year of Maturity	Cost Basis	Value	Fair Value	Cost Basis (1)	Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Due in one year or less	$6,812,267	$6,812,267	$6,817,041	$1,524,889	$1,527,528
Due after one year through five years	405,024	405,024	456,074	628,059	689,602
Due after five years through 10 years	7,629	7,629	7,623	4,622	4,636
Due after 10 years	30,783	30,783	30,961	37,898	38,109
Subtotal	7,255,703	7,255,703	7,311,699	2,195,468	2,259,875
Mortgage-Backed Securities	6,583,829	6,175,644	5,574,121	7,589,423	5,597,322
Total	$13,839,532	$13,431,347	$12,885,820	$9,784,891	$7,857,197

(1)	As of December 31, 2008, the amortized cost basis of HTM securities equaled their carrying value.

Credit Risk
A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities is included in Note 4.

NOTE 4. INVESTMENT CREDIT RISK AND ASSESSMENT FOR OTHER-THAN-TEMPORARY IMPAIRMENT

Credit Risk
Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs), and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination – where the MBS is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.
•
Excess spread – where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the MBS. The spread differential may be used to cover any losses that may occur.

•
Over-collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to cover any losses that may occur.

•
Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the MBS. The bond insurance company is obligated to cover any losses that occur. As of September 30, 2009, the Seattle Bank held $3.4 million in investments with unrealized losses of $1.5 million that had been credit-enhanced by a monoline insurer, MBIA. We also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms.

Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), at their respective purchase dates. The AAA-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization.

The following table summarizes the unpaid principal balance, amortized cost, carrying value, and gross unrealized loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of September 30, 2009.

	As of September 30, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement (1)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$796,494	$790,913	$790,913	$(26,084)	7.33
A
2004 and earlier	30,155	30,254	30,254	(907)	5.68
Total prime	826,649	821,167	821,167	(26,991)	7.27

Alt-A
AAA
2004 and earlier	448,217	446,814	446,814	(30,977)	6.17
2005	4,426	4,435	4,435	(1,817)	46.63
2008	328,115	327,739	327,739	(115,448)	33.16
AA
2004 and earlier	43,579	43,665	43,665	(11,632)	13.70
2005	42,025	42,041	42,041	(24,555)	29.85
A
2004 and earlier	15,283	15,205	15,205	(2,262)	11.30
2005	7,220	7,012	3,406	(3,606)	31.40
2007	77,621	77,621	77,621	(40,989)	44.06
BBB
2005	21,807	21,771	16,345	(10,841)	42.34
2006	49,168	49,168	49,168	(14,812)	54.03
2007	67,909	67,854	67,854	(33,088)	44.68
2008	77,412	76,271	47,866	(28,405)	40.87
BB
2004 and earlier	3,604	3,608	3,608	(985)	21.03
2005	49,074	48,933	41,144	(19,315)	22.95
2006	111,933	105,246	48,520	(56,726)	44.35
2007	397,151	376,293	227,558	(212,913)	42.04
2008	127,688	127,688	127,688	(42,460)	20.97
B
2005	31,982	32,009	32,009	(15,525)	46.30
2006	346,473	297,874	163,306	(134,567)	44.46
2007	118,726	101,898	46,984	(54,913)	40.87
2008	160,449	160,449	160,449	(79,132)	48.31
CCC
2005	104,703	95,613	55,185	(49,602)	38.24
2006	453,070	394,427	249,529	(174,142)	44.68
2007	821,646	736,595	473,299	(383,458)	31.52
CC
2007	227,201	203,469	103,331	(100,139)	45.27
C
2005	7,554	5,666	2,653	(3,014)	9.16
Total Alt-A	4,144,036	3,869,364	2,877,422	(1,645,323)	34.95

Subprime (2)
A
2004 and earlier	2,353	2,341	2,341	(1,250)	100.00
B
2004 and earlier	1,031	1,032	1,032	(292)	100.00
Total Subprime	3,384	3,373	3,373	(1,542)	100.00
Total	$4,974,069	$4,693,904	$3,701,962	$(1,673,856)	30.39

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

(2)	In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities with a total unpaid principal balance of $3.4 million from Alt-A to subprime.

Assessment for Other-than-Temporary Impairment
We evaluate each of our investments in an unrealized loss position for OTTI on at least a quarterly basis. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Based on current information, we determined that for GSE residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on GSE residential MBS are temporary as of September 30, 2009.

Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee (of which the Seattle Bank is a member) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS.  Beginning with the second quarter of 2009 and continuing in the third quarter of 2009, to support consistency among the FHLBanks, we performed our OTTI analysis primarily using the key modeling assumptions provided by the FHLBanks OTTI Governance Committee for the majority of our PLMBS. Further, prior to the third quarter of 2009, the FHLBanks had used indicators, or screens, to determine which individual securities required additional quantitative evaluation using detailed cash flow analysis. Beginning with the third quarter of 2009, the process was changed to select 100% of PLMBS investments in unrealized loss positions, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform (as discussed further below) and approved key assumptions. Seven of our PLMBS investments (with a total unpaid principal balance of $54.9 million) did not have underlying collateral data available for cash flow testing and were thus outside the scope of the OTTI Governance Committee’s key modeling assumptions. The Seattle Bank used alternative procedures to assess these securities for OTTI.

To assess whether the entire amortized cost basis of our PLMBS will be recovered, cash flow analyses are performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 20% over the next nine-to-15 months  Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path as described in the previous paragraph.

In accordance with Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS for the second and third quarters of 2009, utilizing the key modeling assumptions approved by the OTTI Governance Committee. For the three-month period ended September 30, 2009, we completed our OTTI evaluation utilizing the key modeling assumptions approved by the OTTI Governance Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk modeling software, loan data source information, and key modeling assumptions approved by the OTTI Governance Committee. As a result of our OTTI evaluations as of September 30, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain of our PLMBS, including 29 securities that had been identified as other-than-temporarily impaired in previous periods and six additional securities that were newly identified as other-than-temporarily impaired as of September 30, 2009. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery.

For those securities for which an OTTI was determined to have occurred during the third quarter of 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the three months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
	Significant Inputs
	Cumulative Voluntary						Current
	Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.1	10.1-10.1	50.3	50.3-50.3	43.2	43.2-43.2	40.9	40.9-40.9
2007	7.8	5.1-13.8	76.0	32.0-86.7	50.2	43.1-55.0	34.8	11.7-45.4
2006	5.1	2.9-6.8	86.8	77.7-92.3	51.1	43.2-58.7	44.3	40.5-48.4
2005	7.5	5.0-11.8	72.7	40.0-81.6	48.3	32.8-52.5	34.1	9.2-51.2
Total	6.9	2.9-13.8	78.9	32.0-92.3	50.2	32.8-58.7	38.4	9.2-51.2

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following table summarizes key information as of September 30, 2009 and 2008 for the PLMBS on which we have recorded OTTI.

	As of September 30, 2009
	Held-to-Maturity Securities					Available-for Sale Securities
	Unpaid			Gross		Unpaid
	Principal	Amortized	Carrying	Unrealized	Fair	Principal	Amortized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value	Balance	Cost	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728
Total OTTI	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728

	As of December 31, 2008
	Held-to-Maturity Securities
	Unpaid			Gross
	Principal	Amortized	Carrying	Unrealized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$546,478	$546,442	$546,442	$304,243	$242,199
Total OTTI	$546,478	$546,442	$546,442	$304,243	$242,199

(1)	Classification based on originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	This table does not include gross unrealized gains; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

The fair value of the majority of our previously identified OTTI securities improved as of September 30, 2009, compared to June 30, 2009, resulting in minimal additional total OTTI losses, however; we identified six newly other-than-temporarily impaired securities as of September 30, 2009. As a result, we recorded total OTTI losses of $85.0 million and $1.2 billion for the three and nine months ended September 30, 2009. In addition, because our OTTI analysis indicated further deterioration in the cash flows expected to be collected on our previously identified OTTI securities, we recorded additional credit losses into earnings and reduced our OTTI recorded in other comprehensive income. For the three and nine months ended September 30, 2009, we recorded OTTI credit losses totaling $130.1 million and $263.5 million.

On September 30, 2009, the Seattle Bank transferred certain PLMBS with an unpaid principal balance of $1.4 billion and a fair value of $664.7 million from its HTM portfolio to its AFS portfolio. The transferred PLMBS had OTTI credit losses of $94.1 million and $193.7 million for the three and nine months ended September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the issuers' creditworthiness. The Seattle Bank transferred the securities to the AFS portfolio to increase its financial flexibility with respect to these securities, although management has no current plans to sell these or any other other-than-temporarily impaired PLMBS. The total OTTI loss previously recognized for the transferred securities was $782.5 million. Upon transfer, the carrying value of these securities was increased by $108.2 million (and recorded in other comprehensive loss) to reflect the securities at fair value.

Subsequent increases and decreases (if not an additional OTTI) in the fair value of AFS securities and transfers are included in accumulated other comprehensive income (loss). The OTTI recognized in accumulated other comprehensive loss related to HTM securities is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI loss that is recognized in earnings. For the three and nine months ended September 30, 2009, $89.2 million and $169.9 million were accreted from accumulated other comprehensive loss to the carrying value of the securities.

The following table provides the credit and non-credit OTTI losses on our PLMBS securities for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	OTTI	OTTI	Total	OTTI	OTTI	Total
	Related to	Related to All	OTTI	Related to	Related to All	OTTI
Other-than-Temporarily Impaired Securities	Credit Loss	Other Factors	Loss	Credit Loss	Other Factors	Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$130,100	$(45,121)	$84,979	$263,519	$976,654	$1,240,173

Under the FASB guidance in effect prior to January 1, 2009, we recorded total OTTI charges of $49.8 million in our Statement of Operations for the three and nine months ended September 30, 2008, on certain PLMBS in our held-to-maturity portfolio.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2009.

	For the Three Months Ended	For the Nine Months Ended
Credit Loss Component of OTTI	September 30, 2009	September 30, 2009
(in thousands)
Balance, beginning of period (1)	$142,112	$8,693
Additions
Credit losses on securities for which OTTI was not previously recognized	2,511	171,561
Additional OTTI credit losses on securities for which an OTTI loss was
previously recognized (2)	127,589	91,958
Total additions	130,100	263,519
Balance, end of period	$272,212	$272,212

(1)
We adopted new OTTI guidance from the FASB, effective January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our retained earnings as of January 1, 2009, with a corresponding adjustment to other comprehensive loss. This amount represents credit losses remaining in retained earnings related to the adoption of this guidance.

(2)
For the three months ended September 30, 2009, “Additional OTTI credit losses on securities for which an OTTI loss was previously recognized” relates to securities that were also previously determined to be OTTI prior to July 1, 2009. For the nine months ended September 30, 2009, “Additional OTTI credit losses on securities for which an OTTI loss was previously recognized” relates to securities that were also previously determined to be OTTI prior to January 1, 2009.

The remaining securities in our HTM and AFS portfolios have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining HTM securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell these securities prior to their anticipated recovery.

NOTE 5. ADVANCES

For accounting policies and additional information concerning advances, see Note 6 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K as well as Note 11 in this report.

Redemption Terms
We had advances outstanding at interest rates ranging from 0.20% to 8.62% as of September 30, 2009 and from 0.13% to 8.62% as of December 31, 2008. The interest rates on our AHP advances ranged from 2.80% to 5.99% as of September 30, 2009 and December 31, 2008.

The following table summarizes the amount and weighted-average interest rate of our advances by contractual maturity as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Rate	Amount	Rate
(in thousands, except interest rates)
Due in one year or less	$13,365,769	1.88	$24,014,584	2.65
Due after one year through two years	4,214,305	2.44	4,540,058	3.34
Due after two years through three years	1,788,547	2.97	1,679,058	3.83
Due after three years through four years	1,341,451	3.26	1,440,120	3.89
Due after four years through five years	523,367	3.16	1,353,482	3.32
Thereafter	3,200,959	4.35	3,268,677	4.41
Total par value	24,434,398	2.48	36,295,979	3.02
Commitment fees	(677)		(803)
Discount on AHP advances	(84)		(126)
Discount on advances	(4,600)		(5,030)
Hedging adjustments	479,319		653,831
Total	$24,908,356		$36,943,851

Generally, advances prepaid prior to maturity are subject to a prepayment fee. The prepayment fee is required by regulation and is intended to make us financially indifferent to a borrower’s decision to prepay an advance. Prepayment fees received in connection with the restructure of an existing advance are included in “discount on advances.”

We offer putable advances, on which we have a right to terminate at par at our discretion on specific dates, and callable advances, on which our borrower has the right to terminate at par at its discretion on specific dates. We had putable advances outstanding of $4.3 billion and $4.4 billion as of September 30, 2009 and December 31, 2008. We had no callable advances outstanding as of either September 30, 2009 or December 31, 2008. We also offer convertible advances, or advances that initially are variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We have the option on specified dates to cancel a convertible advance with the borrower. We had convertible advances of $370.0 million outstanding as of September 30, 2009 and December 31, 2008.

Interest-Rate Payment Terms
The following table summarizes advances by interest-rate payment terms as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed interest rate	$21,931,355	89.8	$24,844,273	68.5
Variable interest rate	2,133,043	8.7	11,081,706	30.5
Floating-to-fixed convertible rate	370,000	1.5	370,000	1.0
Total par value	$24,434,398	100.0	$36,295,979	100.0

Credit Risk

We have never experienced a credit loss on an advance. Given the current economic environment, some of our members have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. For example, by year-end 2008 and continuing through September 30, 2009, the number of borrowers on our internal credit watch list increased to approximately one-third of our membership, generally as a result of increases in non-performing assets and the need for additional capital. Further, in the nine months ended September 30, 2009, eight of our member institutions failed. All outstanding advances to these members were collateralized and were prepaid by the acquiring institution or the FDIC.

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

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value. We periodically evaluate the percentage of collateral value to take into account market conditions, etc. See “Part I. Item 1. Our Business—Advances—Borrowing Capacity” in our 2008 annual report on Form 10-K for additional information. As of September 30, 2009 and December 31, 2008, we had rights to pledged collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. For the purpose of estimating value, the unpaid balance is used for loans and vendor pricing services are used for securities. As a result, we do not currently expect to incur any credit losses on our advances.

We believe that we have policies and procedures in place to manage credit risk on advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, review of each advance request, verifications of collateral, and continuous monitoring of borrowings and the member’s financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. In the first nine months of 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession. As of September 30, 2009, approximately 15.4% of our borrowers were on a physical possession collateral arrangement. This arrangement generally limits our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We continue to monitor collateral and creditworthiness of our members. Accordingly, we have not currently provided any allowances for losses on advances.

Concentration Risk
As of September 30, 2009, five borrowers held 65.0% of the par value of our outstanding advances, with two borrowers holding 46.2% (Bank of America Oregon, N.A. with 33.2% and JPMorgan Chase Bank, N.A., formerly Washington Mutual Bank, F.S.B., with 13.0%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other member institutions held advances in excess of 10% of our total advances outstanding as of September 30, 2009 or December 31, 2008.

We expect that advance volumes and associated advance interest income which began to decline in the fourth quarter of 2008, will continue to be negatively impacted as a result of the acquisition of our former largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank, N.A., a non-member institution, in October 2008. As of September 30, 2009, approximately 75% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the Federal Reserve’s extension to February 2010 of certain of its liquidity programs may also adversely impact demand for our advances.

NOTE 6. MORTGAGE LOANS HELD FOR PORTFOLIO

For accounting policies and additional information concerning mortgage loans held for portfolio, see Note 7 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

As of September 30, 2009 and December 31, 2008, 87.5% and 87.0% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of September 30, 2009 and December 31, 2008. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes information on our mortgage loans held for portfolio as of September 30, 2009 and December 31, 2008.

	As of	As of
Mortgage Loans Held for Portfolio	September 30, 2009	December 31, 2008
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family mortgage loans	$595,645	$732,644
Fixed interest-rate, long-term*, single-family mortgage loans	3,689,961	4,345,197
Total loan principal	4,285,606	5,077,841
Premiums	35,812	40,823
Discounts	(28,693)	(31,341)
	4,292,725	5,087,323
Allowance for credit losses	(271)
Total mortgage loans held for portfolio, net of allowance
for credit losses	$4,292,454	$5,087,323

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

Credit Risk
As of September 30, 2009, we have never experienced a credit loss on our mortgage loans held for portfolio and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

We conduct a loss reserve analysis for our mortgage loans held for portfolio on a quarterly basis. Based on our analysis as of September 30, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio as of September 30, 2009, and we increased our allowance for credit losses by $14,000 from the $257,000 that had been established as of June 30, 2009.

We believe the combination of the lender risk account and our provision for loan losses is sufficient to absorb expected credit losses inherent in our mortgage loan portfolio as of September 30, 2009. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio.

The following table presents our mortgage loans past due 90 days or more or in foreclosure, as a percentage of par, as of September 30, 2009 and December 31, 2008.

	As of	As of
Mortgage Loans 90-Days Delinquent or in Foreclosure	September 30, 2009	December 31, 2008
(in thousands, except percentages)
Conventional mortgage loan delinquencies	$19,816	$8,898
Conventional mortgage loans outstanding	4,105,614	4,872,474
Conventional mortgage loan delinquencies	0.5%	0.2%
Conventional mortgage loan foreclosures	0.3%	0.1%

Government-insured mortgage loan delinquencies	$33,108	$27,540
Government-insured mortgage loans outstanding	179,992	205,367
Government-insured mortgage loan delinquencies	18.4%	13.4%
Government-insured mortgage loan foreclosures	None	None

As of September 30, 2009, we held six mortgage loans totaling $882,000 classified as real-estate owned. As of December 31, 2008, the Seattle Bank held one mortgage loan totaling $126,000 classified as real-estate owned.

NOTE 7. CONSOLIDATED OBLIGATIONS

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

The following table summarizes the book value, net of discounts and concessions, par value, and weighted-average interest rate for our consolidated obligation discount notes as of September 30, 2009 and December 31, 2008.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of September 30, 2009	$21,678,303	$21,681,920	0.30
As of December 31, 2008	$15,878,281	$15,899,022	1.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms
The following table summarizes our participation in consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Rate	Amount	Rate
(in thousands, except interest rates)
Due in one year or less	$13,463,255	1.38	$22,821,835	3.01
Due after one year through two years	3,863,245	1.88	1,904,000	3.84
Due after two years through three years	2,809,550	3.46	2,176,535	4.27
Due after three years through four years	2,672,000	3.98	2,609,000	4.96
Due after four years through five years	1,973,500	4.47	2,598,000	4.25
Thereafter	4,753,270	5.01	6,028,195	5.40
Total par value	29,534,820	2.67	38,137,565	3.72
Premiums	12,271		15,800
Discounts	(26,213)		(29,981)
Hedging adjustments	233,395		467,015
Total	$29,754,273		$38,590,399

The fair values of bifurcated derivatives relating to $66.0 million and $10.0 million of range consolidated obligation bonds were net liabilities of $834,000 and $290,000 and are included in “hedging adjustments” in the table above.

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks as of September 30, 2009 and December 31, 2008. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor. The following table summarizes our consolidated obligation bond transfers from other FHLBanks as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
Other FHLBanks' Consolidated Obligations	Par Value	Original Net Discount	Par Value	Original Net Discount
(in thousands)
Transfers In
FHLBank of Chicago	$1,014,000	$18,462	$1,074,000	$19,602
Total	$1,014,000	$18,462	$1,074,000	$19,602

We transferred no consolidated obligation bonds to other FHLBanks during the nine months ended September 30, 2009.

The following table summarizes the par value of consolidated obligation bonds outstanding by callable and putable terms as of September 30, 2009 and December 31, 2008.

Par Value of Consolidated Obligation Bonds	As of September 30, 2009	As of December 31, 2008
(in thousands)
Non-callable and non-putable	$21,106,820	$29,609,310
Callable	8,428,000	8,528,255
Total par value	$29,534,820	$38,137,565

    The following table summarizes the par value of consolidated obligation bonds outstanding by year of contractual maturity or next call date as of September 30, 2009 and December 31, 2008.

Term-to-Maturity or Next Call Date	As of September 30, 2009	As of December 31, 2008
(in thousands)
Due in one year or less	$20,466,255	$29,220,090
Due after one year through two years	2,905,245	2,174,000
Due after two years through three years	1,419,550	1,036,535
Due after three years through four years	1,387,000	1,234,000
Due after four years through five years	1,062,500	1,217,000
Thereafter	2,294,270	3,255,940
Total par value	$29,534,820	$38,137,565

Interest-Rate Payment Terms
The following table summarizes the par value of consolidated obligation bonds outstanding by interest-rate payment terms as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Par Value	Percent of Total	Par Value	Percent of Total
(in thousands, except percentages)
Fixed interest rate	$26,269,820	88.9	$24,856,565	65.2
Step-up interest rate	980,000	3.3	50,000	0.1
Variable interest rate	2,219,000	7.6	13,171,000	34.5
Range interest rate	66,000	0.2	60,000	0.2
Total par value	$29,534,820	100.0	$38,137,565	100.0

NOTE 8. CAPITAL

For accounting policies and additional information concerning capital, including applicable regulatory capital requirements, see Note 14 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

Capital Requirements
As of September 30, 2009, we were in compliance with all of our regulatory capital requirements. As of December 31, 2008, due to increases in the market-risk and credit-risk components of our risk-based capital, we were out of compliance with our risk-based capital requirement. The following table shows our statutory and regulatory capital requirements compared to our actual positions.

	As of September 30, 2009		As of December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,591,371	$2,706,235	$2,707,000	$2,547,811
Total capital-to-assets ratio	4.00%	5.30%	4.00%	4.60%
Total regulatory capital *	$2,163,496	$2,865,099	$2,334,468	$2,687,140
Leverage capital-to-assets ratio	5.00%	7.80%	5.00%	6.79%
Leverage capital	$2,704,370	$4,218,217	$2,918,085	$3,961,046

*
Total regulatory capital is defined as the sum of permanent capital, the amounts paid for Class A capital,any general allowance for losses, and any other amount from sources available to absorb losses that the Finance Agency has determined to be appropriate to include in determining total regulatory capital. Total regulatory capital also includes mandatorily redeemable capital stock. Regulatory capital excludes other comprehensive loss, which totaled $995.5 million and $2.9 million as of September 30, 2009 and December 31, 2008. Permanent capital is defined as retained earnings and Class B capital stock.

On July 30, 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

In August 2009, following applicable notice and response, we received a capital classification of undercapitalized from the Finance Agency. An FHLBank with a final capital classification of undercapitalized, such as the Seattle Bank, is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank must submit a capital restoration plan to the Finance Agency, as well as obtain prior approval from the Finance Agency for any new business activities. In addition, the mandatory restrictions include restrictions on asset growth. Although the Finance Agency recognized the initial steps taken by the Seattle Bank in response to the Finance Agency’s preliminary notification, in addition to the reported risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the Finance Agency noted the deterioration in the value of our PLMBS, our accumulated other comprehensive loss stemming from that deterioration, the level of our retained earnings in comparison to the other comprehensive loss, and our market value of equity compared to the par value of outstanding stock.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised proposed capital restoration plan and the Finance Agency approved an extension to December 6, 2009. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Failure to obtain approval of our revised capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our proposed capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions), which could negatively impact demand for our advances, our financial performance, and business in general.

Although as of September 30, 2009 the Seattle Bank met all of our regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the Seattle Bank’s capital classification as undercapitalized. All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including not redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Capital Stock
Class A Stock
Class A capital stock (Class A stock) may be issued, redeemed, repurchased, or transferred between shareholders only at a par value of $100 per share. Class A stock may only be issued to satisfy a member’s advance stock purchase requirement for a new advance and cannot be used to meet its other requirements relating to shareholdings. Class A stock is generally redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank, pursuant to the terms of the Capital Plan. On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, the Board of Directors (Board) of the Seattle Bank suspended the issuance of Class A stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock (Class B stock), which unlike Class A stock, can be used to reduce the Seattle Bank’s risk-based capital deficiency.

Class B Stock
Class B stock can be issued, redeemed, repurchased, or transferred between shareholders only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board.

The following table shows purchase, transfer, and redemption request activity for Class A and B stock (excluding mandatorily redeemable capital stock) for the three and nine months ended September 30, 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$135,135	$1,735,280	$117,853	$1,730,287
New member capital stock purchases		1,054		5,961
Existing member capital stock purchases		514	19,535	4,051
Total capital stock purchases		1,568	19,535	10,012
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals/involuntary redemptions		(18,857)	(2,253)	(22,767)
Voluntary redemptions	(572)		(572)
Total capital stock reclassified to mandatorily redeemable stock	(572)	(18,857)	(2,825)	(22,767)
Cancellation of membership withdrawal		183		262
Transfers of capital stock between unaffiliated members
(previously classified as mandatorily redeemable capital stock)				380
Balance, end of period	$134,563	$1,718,174	$134,563	$1,718,174

During the second quarter of 2009, the Board approved the following actions to encourage stock ownership within our cooperative:

•	Through December 31, 2009, redemption cancellation fees are waived for rescinding notice of intent to withdraw from membership or notice to redeem excess stock;
•	Redemption cancellation fees are waived on transfers of excess Class A or Class B stock from a member or successor to another member; and
•	Issuance of Class A stock to support new advances is suspended.

Mandatorily Redeemable Capital Stock
As of September 30, 2009 and December 31, 2008, 32 and 27 members and former members had requested redemptions of $917.9 million and $896.4 million in Class B stock, which is subject to mandatory redemption with a five-year waiting period from the time of the request and $24.3 million and $21.5 million in Class A stock subject to mandatory redemption with payment subject to a six-month waiting period from the time of the request (assuming we would meet all capital requirements following the redemption). These amounts have been classified within liabilities in the Statements of Condition as “mandatorily redeemable capital stock. Of the $24.3 million of mandatorily redeemable Class A stock, all had passed its statutory six-month redemption date. Because we did not meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we were unable to redeem Class A stock at the end of the statutory six-month redemption period.

The following table summarizes the statutory redemption dates for stock classified as mandatorily redeemable capital stock.

	As of September 30, 2009
Payment due by period	Class A Stock	Class B Stock
(in thousands)
Past redemption date	$24,301	$
Less than one year			122,878
One year through two years			3,914
Two years through three years			13,544
Three years through four years			4,376
Four years through five years			773,143
Total	$24,301		$917,855

Capital Concentration
As of September 30, 2009, one member, Bank of America Oregon, N.A. and one non-member, JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) collectively held 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2008, one member and one non-member, Merrill Lynch Bank USA and JPMorgan Chase Bank, N.A. held 40.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. No other member held more than 10% of our outstanding capital stock, including mandatorily redeemable capital stock, as of these dates. See Note 12 for additional information regarding the July 1, 2009 transfer of stock from Bank of America, NA (BANA) to Bank of America Oregon, N.A.

Dividends
Generally, under the Seattle Bank’s Capital Plan (Capital Plan), our Board can declare and pay dividends, in either cash or stock, from retained earnings or current net earnings. In addition, to meet the Finance Agency’s conditions for the acceptance of our business plan following execution of a written agreement with the Finance Agency in December 2004, our Board adopted a policy on May 18, 2005, suspending indefinitely the declaration or payment of any Class B dividends and providing that any future dividend declaration or payment generally may be made only after prior approval of the Finance Agency. In April 2008, the Finance Agency notified the Seattle Bank of its decision to allow quarterly dividends not to exceed 75% of year-to-date net income calculated in accordance with GAAP. The dividend limitations will remain in effect until we receive written approval from the Finance Agency removing such limitations.

In June 2009, our Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio. As shown in the table below, dividends will be unrestricted, restricted, or suspended depending on policy indicators, with the weakest indicator controlling. These policy indicators overlay rather than replace the Seattle Bank’s existing dividend policy, and will be applied prior to any action taken pursuant to the dividend policy.

Policy Indicator
Dividend Parameters	Suspended	Restricted	Unrestricted
Retained Earnings	< 85% of target	85% <= target <=100%	>= 100%
Market value of equity (MVE) to book value of equity (BVE)	MVE/BVE < 85%	85% <= MVE/BVE <=95%	MVE/BVE > 95%

As of September 30, 2009, our retained earnings target was $641.0 million (retained earnings as of September 30, 2009 was 11.0% of target) and our market value of equity-to-book value of equity ratio was 63.9%.

There can be no assurance of when or if our Board will declare dividends in the future.

For additional information on dividends, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources” of our 2008 annual report on Form 10-K.

Accumulated Other Comprehensive Loss
The following tables provide information regarding the components of other comprehensive loss for the three and nine months ended September 30, 2009 and the components of accumulated other comprehensive loss for the nine months ended September 30, 2009.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2009		2008	2009	2008
(in thousands)
Non-credit portion of OTTI loss on HTM securities	$(80,166)	$		$(1,160,512)	$
Reclassification adjustment into earnings relating to non-credit
portion of OTTI loss on HTM securities	125,287			183,858
Accretion of non-credit portion of OTTI loss on HTM securities	89,203			169,884
HTM securities, net	134,324			(806,770)
Change in unrealized losses on AFS securities	108,243			108,243
Pension benefits	40		(159)	(649)		(159)
Other comprehensive income (loss)	$242,607		$(159)	$(699,176)		$(159)

		Held-To-Maturity	Available-For-Sale
Accumulated Other Comprehensive Loss	Benefit Plans	Securities	Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$	$	$(2,939)
Cumulative effect of adjustment to opening balance relating to
new OTTI guidance		(293,415)		(293,415)
Reclassification of non-credit portion of OTTI loss on HTM securities
to AFS securities		692,000	(692,000)
Net change during the period	(649)	(806,770)	108,243	(699,176)
Accumulated other comprehensive loss, September 30, 2009	$(3,588)	$(408,185)	$(583,757)	$(995,530)

NOTE 9. DERIVATIVES AND HEDGING ACTIVITIES

We recognize derivatives on the Statement of Condition at their fair values, including net cash collateral and accrued interest from counterparties. At inception, we designate each derivative as one of the following:

•	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);
•	a non-qualifying hedge of an asset or liability for asset/liability management purposes (an economic hedge); or
•	a non-qualifying hedge of another derivative that is used to offset other derivatives with non-member counterparties (an intermediary hedge).

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in our Statement of Operations within other loss as “net gain (loss) on derivatives and hedging activities.” For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in “net gain (loss) on derivatives and hedging activities.”

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

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. These amounts are recorded in other loss as “net gain (loss) on derivatives and hedging activities.”

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

Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. Accordingly, we may enter into derivatives that do not necessarily qualify for hedge accounting (i.e., economic hedges or intermediary hedges). We use the following types of derivatives in our interest-rate risk management.

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

Advances
We offer a wide variety of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and/or option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with an interest-rate exchange agreement with terms that offset the advance’s terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.

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

Investments
We invest in U.S. agency and GSE MBS, U.S. agency and GSE obligations, TLGP securities, and the taxable portion of state or local housing finance agency securities, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. Derivatives used to manage these risks are considered freestanding derivatives.

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

Derivative Credit-Risk Exposure and Counterparty Ratings
The Seattle Bank is subject to credit risk because of the potential nonperformance by a counterparty to our interest-rate exchange agreement. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements must include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except in connection with Lehman Brothers Special Financing, Inc. (LBSF) (see below and Note 13), as a result of these risk mitigation initiatives, we have not incurred and do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

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

As of September 30, 2009 and December 31, 2008, our credit risk, taking into consideration master netting arrangements, was approximately $4.2 million and $32.0 million, including $19.2 million and $11.0 million of net accrued interest receivable. We held cash collateral of $16.4 million and no securities from our counterparties as of September 30, 2009. We held no cash collateral and $9.0 million in securities from our counterparties as of December 31, 2008. We do not include the fair value of securities from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require Federal Home Loan Bank System (FHLBank System) debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of September 30, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2009 was $259.3 million, for which we have posted collateral of $56.6 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would not have been required to deliver any additional collateral to our derivative counterparties as of September 30, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing.  As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition.  We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty.  As of both September 30, 2009 and December 31, 2008, 14 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements with five and six counterparties rated “AA-“ or higher from an NRSRO, such as S&P or Moody’s. As of September 30, 2009 and December 31, 2008, 44.2% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five and six counterparties rated “AA-“ or higher from an NRSRO. As of September 30, 2009 and December 31, 2008, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of at least “A” or equivalent. See Note 11 for information concerning nonperformance risk valuation adjustments.

Financial Statement Effect and Additional Financial Information
The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$42,199,811	$291,472	$580,700
Interest-rate caps or floors	10,000	5
Total derivatives designated as hedging instruments	42,209,811	291,477	580,700
Derivatives not designated as hedging instruments
Interest-rate swaps	669,700	13,657	12,289
Interest-rate caps or floors	200,000	59
Total derivatives not designated as hedging instruments	869,700	13,716	12,289
Total derivatives before netting and collateral adjustments	$43,079,511	$305,193	$592,989
Netting adjustments(1)		(284,594)	(284,593)
Cash collateral and related accrued interest		(16,362)	(49,118)
Subtotal netting and collateral adjustments		(300,956)	(333,711)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$4,237	$259,278

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19
Total derivatives designated as hedging instruments	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206
Total derivatives not designated as hedging instruments	976,000	19,198	18,469
Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$694,192
Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)
Subtotal netting and collateral adjustments		(377,350)	(458,775)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $66.0 million and $10.0 million of range consolidated obligation bonds were net liabilities of $834,000 and $290,000 and are not reflected in the table above.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the Statement of Operations for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Components of Net Gain (Loss) on Derivatives and Hedging Activities	2009	2008	2009	2008
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$1,998	$(789)	$(9,278)	$7,942
Total net gain (loss) related to fair value hedge ineffectiveness	1,998	(789)	(9,278)	7,942
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	(10)		(6)	(70)
Interest-rate swaptions				1,630
Interest-rate caps or floors	(36)	(922)	(147)	(758)
Net interest settlements	604	1,161	1,039	2,623
Other		6,108		6,109
Intermediary transactions
Interest-rate swaps	(3)	(1)	(21)	129
Total net gain (loss) related to derivatives not designated as hedging instruments	555	6,346	865	9,663
Net gain (loss) on derivatives and hedging activities	$2,553	$5,557	$(8,413)	$17,605

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	(Loss)/Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(20,488)	$18,792	$(1,696)	$(89,708)
Consolidated obligation bonds	54,897	(52,526)	2,371	64,836
Consolidated obligation discount notes	(3,636)	4,959	1,323	10,065
Total	$30,773	$(28,775)	$1,998	$(14,807)

	For the Three Months Ended September 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(359)	$(3,037)	$(3,396)	$(23,166)
Consolidated obligation bonds	(20,184)	22,559	2,375	53,783
Consolidated obligation discount notes	(227)	459	232	65
Total	$(20,770)	$19,981	$(789)	$30,682

	For the Nine Months Ended September 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(10,560)	$4,847	$(5,713)	$(217,953)
Consolidated obligation bonds	(213,529)	207,445	(6,084)	181,597
Consolidated obligation discount notes	(562)	3,081	2,519	19,016
Total	$(224,651)	$215,373	$(9,278)	$(17,340)

	For the Nine Months Ended September 30, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$3,506	$(5,256)	$(1,750)	$(50,403)
Consolidated obligation bonds	(51,750)	61,210	9,460	141,815
Consolidated obligation discount notes	(227)	459	232	65
Total	$(48,471)	$56,413	$7,942	$91,477

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

NOTE 10. EMPLOYEE RETIREMENT PLANS

For accounting policies and additional information concerning employee retirement plans, see Note 15 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

The Seattle Bank offers to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan, a defined-contribution pension plan, and the Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), defined-benefit pension plans.

The net periodic pension cost for the defined benefit plans was as follows for the three and nine months ended September 30, 2009 and 2008.

Net Periodic Pension Cost for the	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Retirement BEP and SERP	2009	2008	2009	2008
(in thousands)
Service costs	$79	$91	$239	$239
Interest costs	74	80	221	221
Amortization of prior service cost	39	159	118	159
Net periodic pension cost	$192	$330	$578	$619

NOTE 11. ESTIMATED FAIR VALUE

The Seattle Bank records derivative assets and liabilities, AFS securities, and rabbi trust assets (included in other assets), at fair value on the Statement of Condition. In addition, certain other assets, such as HTM securities, are measured at fair value on a nonrecurring basis, as detailed below. For accounting policies and additional information concerning estimated fair values, see Note 16 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

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

Held-to-Maturity and Available-for-Sale Securities
We use prices from independent pricing services (such as Reuters) and, to a lesser extent, non-binding dealer quotes, to determine the fair values of substantially all of our HTM and AFS securities, for disclosure and non-recurring fair value measurements. During the quarter ended September 30, 2009, the Seattle Bank expanded the number of outside pricing sources it employs in its processes to estimate the market value of its MBS in order to conform to the FHLBank System common pricing methodology. The Seattle Bank now employs four, rather than two, independent pricing sources. The Seattle Bank incorporated the new pricing sources into its ongoing practice of comparing and analyzing prices among pricing sources and among comparable securities to ensure that the estimated market values for these securities are reasonable and internally consistent. The Seattle Bank typically employs a centered price from the available pricing sources as the best estimate of market value of each mortgage backed security if there are no inconsistencies or anomalies observed in the pricing inputs. Market values are analyzed daily and any inconsistencies between pricing services or between instruments are reviewed with the pricing services to ensure the estimated market values are reasonable.

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

We are subject to credit risk on derivatives due to nonperformance by the counterparties. To mitigate this risk, we enter into master netting agreements for interest-rate-exchange agreements with highly rated institutions. In addition, we enter into bilateral security exchange agreements with all our derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to long-term counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. The fair values are netted by counterparty where such legal right exists and offset against amounts recognized for collateral arrangements related to that counterparty. If these netted amounts are positive, they are classified as an asset and if negative, a liability. The estimated fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed.  The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.

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

Mandatorily Redeemable Capital Stock
The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by contemporaneous member purchases and transfers at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Our capital stock is not traded and no market mechanism exists for the exchange of capital stock outside our cooperative.

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

Fair Value Hierarchy
Under GAAP, a fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement. Fair value is price in an orderly transaction between market participants for selling an asset or transferring a liability in the principal (or most advantageous) market for the asset or liability. In order to determine the fair value, or exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

•
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity’s own assumptions. We have classified certain AFS and HTM securities, for which we have recorded other-than-temporary impairment charges on a non-recurring basis, as level 3 assets.

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

Fair Value on a Recurring Basis
The following tables present for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
							Netting
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3		Adjustment *
(in thousands)
Available-for-sale securities	$664,728	$		$		$664,728	$
Derivative assets	4,237			305,193			(300,956)
Other assets (rabbi trust)	3,711		3,711
Total assets at fair value	$672,676		$3,711	$305,193		$664,728	$(300,956)

Derivative liabilities	$(259,278)	$		$(592,989)	$		$333,711
Total liabilities at fair value	$(259,278)	$		$(592,989)	$		$333,711

	As of December 31, 2008
						Netting
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Adjustment *
(in thousands)
Derivative assets	$31,984	$		$409,536	$	$(377,552)
Other assets (rabbi trust)	3,247		3,247
Total assets at fair value	$35,231		$3,247	$409,536	$	$(377,552)

Derivative liabilities	$(235,417)	$		$(694,192)	$	$458,775
Total liabilities at fair value	$(235,417)	$		$(694,192)	$	$458,775

*
Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral was $32.8 million as of September 30, 2009 and $81.4 million as of December 31, 2008.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.

Fair Value on a Nonrecurring Basis
We measure certain HTM securities and real estate owned at fair value on a nonrecurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of OTTI).

The following table presents, by hierarchy level, HTM securities and real estate owned for which a nonrecurring change in fair value has been recorded as of September 30, 2009.

	As of September 30, 2009

Non-Recurring Fair Value Measurement	Total	Level 2	Level 3
(in thousands)
Held-to-maturity securities	$104,627	$	$104,627
Real estate owned	840	840
Total assets at fair value	$105,467	$840	$104,627

The fair values of the PLMBS in our HTM portfolio have been determined on the basis of market-based information provided by third-party pricing services. Prior to September 30, 2008, these assets were classified as level 2, as evidenced by observable trades in the market and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led us to conclude that the prices received from pricing services, which are derived from third party proprietary models, are reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, effective September 30, 2008, we consider these to be level 3 inputs.  See “—Financial Asset and Financial Liability Valuation Methodologies—Held-to-Maturity Securities” above for additional information.

Fair Value Summary Tables
The following table summarizes the carrying value and estimated fair values of our financial instruments as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008

		Estimated		Estimated
Estimated Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$8,873	$8,873	$1,395	$1,395
Deposit with other FHLBanks	72	72
Securities purchased under agreements to resell	4,750,000	4,750,000	3,900,000	3,900,096
Federal funds sold	5,862,300	5,862,435	2,320,300	2,320,300
Held-to-maturity securities	13,431,347	12,885,820	9,784,891	7,857,197
Available-for-sale securities	664,728	664,728
Advances	24,908,356	25,041,924	36,943,851	37,110,844
Mortgage loans held for portfolio, net	4,292,454	4,466,241	5,087,323	5,207,494
Accrued interest receivable	110,054	110,054	241,124	241,124
Derivative assets	4,237	4,237	31,984	31,984
Financial Liabilities
Deposits	(284,507)	(284,521)	(582,258)	(582,804)
Securities sold under agreements to repurchase
Consolidated obligations, net:
Discount notes	(21,678,303)	(21,676,836)	(15,878,281)	(15,859,873)
Bonds	(29,754,273)	(30,194,002)	(38,590,399)	(39,073,154)
Mandatorily redeemable capital stock	(942,156)	(942,156)	(917,876)	(917,876)
Accrued interest payable	(196,722)	(196,722)	(337,303)	(337,303)
Derivative liabilities	(259,278)	(259,278)	(235,417)	(235,417)
Other
Commitments to extend credit for advances	(677)	(677)	(803)	(803)
Commitments to issue consolidated obligations		1,262		35,190

NOTE 12. TRANSACTIONS WITH RELATED PARTIES AND OTHER FHLBANKS

Transactions with Members
We are a cooperative whose members own our stock and may receive dividends on their investments in our stock. Virtually all our advances are initially issued to members, and all mortgage loans held for portfolio were purchased from members or former members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances and mortgage loans purchased. Such transactions with members are entered into during the normal course of business.

In addition, we have investments in federal funds sold, interest-bearing deposits, and MBS with members or their affiliates. All investments are transacted at market prices and MBS are purchased through securities brokers or dealers.

For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 2; HTM securities purchased from members or affiliates of certain members, see Note 3; concentration associated with advances, see Note 5; concentration associated with mortgage loans held for portfolio, see Note 6; and concentration associated with capital stock, see Note 8.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of September 30, 2009 and December 31, 2008 and for the nine months ended September 30, 2009 and 2008. Certain disclosures concerning the December 31, 2008 HTM securities purchased from members and their affiliates have been revised from amounts previously disclosed.  Specifically, we have increased HTM securities purchased from members and their affiliates by $88.9 million to $3.3 billion as of December 31, 2008.

	As of	As of
Assets and Liabilities with Members and Affiliates	September 30, 2009	December 31, 2008
(in thousands)
Assets
Cash and due from banks	$338	$386
Securities purchased under agreements to resell	1,250,000
Federal funds sold	480,000	195,300
Available-for-sale securities	224,634
Held-to-maturity securities	2,410,510	3,260,810
Advances*	21,637,313	24,152,434
Mortgage loans held for portfolio	521,770	653,712
Accrued interest receivable	70,303	112,372
Total assets	$26,594,868	$28,375,014

Liabilities
Deposits	$278,817	$569,088
Mandatorily redeemable capital stock	145,308	126,874
Derivative liabilities	134,189	95,066
Other liabilities	2,112	2,096
Total liabilities	$560,426	$793,124
Capital
Capital Stock
Class B stock	$1,713,684	$2,148,968
Class A stock	134,564	317,378
Accumulated other comprehensive loss:
Non-credit portion of OTTI loss on available-sale securities	(180,688)
Non-credit portion of OTTI loss on held-to-maturity securities	(370,206)
Total Capital	$1,297,354	$2,466,346

Other
Notional amount of derivatives	$19,686,649	$12,431,629
Letters of credit	$879,140	$913,858

	For the Nine Months Ended September 30,
Income and Expense with Members and Affiliates	2009	2008
(in thousands)
Interest Income
Advances*	$502,611	$1,008,570
Prepayment fees on advances, net	7,025	21,958
Securities purchased under agreements to resell	1,511	5,889
Federal funds sold	662	10,404
Available-for-sale securities	2,067
Held-to-maturity securities	46,815	81,512
Mortgage loans held for portfolio	22,985	205,167
Other income		37
Total interest income	583,676	1,333,537
Interest Expense
Deposits	876	19,041
Consolidated obligations*	80,930	40,140
Mandatorily redeemable capital stock		448
Total interest expense	81,806	59,629
Net Interest Income	$501,870	$1,273,908
Other Income (Loss)
Service fees	$1,927	$1,344
Net OTTI credit loss	(138,357)	(49,830)
Net (loss) gain on derivatives and hedging activities	(7,878)	4,766
Total other income (loss)	$(144,308)	$(43,720)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.

The following tables set forth information as of September 30, 2009 and December 31, 2008, and for the nine months ended September 30, 2009 and 2008 with respect to transactions with related parties.  Certain disclosures concerning the December 31, 2008 HTM securities purchased from related parties and their affiliates have been revised from amounts previously disclosed.  Specifically, we have increased HTM securities purchased from related parties and their affiliates by $701.7 million to $938.8 million as of December 31, 2008.

	As of	As of
Assets and Liabilities with Related Parties	September 30, 2009	December 31, 2008
(in thousands)
Assets
Cash and due from banks	$338	$
Securities purchased under agreements to resell	3,750,000
Federal funds sold	515,000
Available-for-sale securities	411,956
Held-to-maturity securities	948,075	938,784
Advances*	13,527,200	18,923,217
Mortgage loans held for portfolio	3,761,848	4,421,078
Accrued interest receivable	61,576	142,242
Total assets	$22,975,993	$24,425,321

Liabilities
Deposits	$9,759	$8,676
Mandatorily redeemable capital stock	790,764	772,259
Derivative liabilities	111,348	24,119
Other liabilities	13,901	16,978
Total liabilities	$925,772	$822,032
Capital
Capital Stock
Class B capital stock putable	$829,594	$830,894
Class A capital stock putable	7,174	174,392
Accumulated other comprehensive loss:
Non-credit portion of OTTI loss on available-sale securities	(355,030)
Non-credit portion of OTTI loss on held-to-maturity securities	(37,080)
Total Capital	$444,658	$1,005,286
Other
Notional amount of derivatives	$14,610,725	$6,977,797
Letters of credit	$464,835	$699,176

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Nine Months Ended September 30,
Income and Expense with Related Parties	2009	2008
(in thousands)
Interest Income
Advances*	$353,288		$457,057
Prepayment fees on advances, net	3,813		21,127
Securities purchased under agreements to resell	3,874		2,152
Federal funds sold	272		900
Available-for-sale securities	4,853
Held-to-maturity securities	20,909		5,271
Mortgage loans held for portfolio	157,505		177,618
Total interest income	544,514		664,125
Interest Expense
Deposits	22		1,605
Consolidated obligations*	84,169		11,021
Total interest expense	84,191		12,626
Net Interest Income	$460,323		$651,499
Other Income (Loss)
Service fees	$128	$
Net OTTI credit loss	(118,438)		(49,830)
Net (loss) gain on derivatives and hedging activities	(5,892)		232
Total other income (loss)	$(124,202)		$(49,598)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties
In January 2009, BANA completed the acquisition of Merrill Lynch & Co. (Merrill Lynch). On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch. As part of this restructuring, outstanding advances of $411.2 million and Class B stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Class B stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. Since that date, Bank of America Oregon, N.A. has begun utilizing the transferred Class B stock for new advances with the Seattle Bank.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred its Class A stock and Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A stock is redeemable six months after notification and Class B stock is redeemable five years after notification, subject to certain requirements. As a non-member, JPMorgan Chase Bank, N.A. is not eligible to initiate new advances or renew maturing advances. As of September 30, 2009, approximately 75% of advances outstanding to JPMorgan Chase Bank, N.A., as of December 31, 2008 had matured.

Transactions with Other FHLBanks
Our transactions with other FHLBanks are identified on the face of our financial statements. For additional information on debt transfers to or from other FHLBanks, see Note 7.

NOTE 13. COMMITMENTS AND CONTINGENCIES

For accounting policies and additional information concerning commitments and contingencies, see Note 17 in our 2008 Audited Financials included in our 2008 annual report on Form 10-K.

We have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of September 30, 2009 and December 31, 2008. The par amounts of all the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable, net of interbank holdings, were $1.0 trillion and $1.3 trillion as of September 30, 2009 and December 31, 2008.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a Government-Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act (each, a Lending Agreement). The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of collateral, consisting entirely of advances, totaling $24.4 billion, which provides for maximum borrowings of $21.1 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, no FHLBank had drawn on this available source of liquidity. The Lending Agreement is scheduled to expire on December 31, 2009. For additional information regarding the Lending Agreements, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Capital Resources and Liquidity––Liquidity” in our 2008 annual report on Form 10-K.

Commitments that legally bind and unconditionally obligate us for additional advances totaled $6.5 million and $20.8 million as of September 30, 2009 and December 31, 2008. Commitments generally are for periods of up to 12 months. Standby letters of credit were approximately $879.1 million and $913.9 million as of September 30, 2009 and December 31, 2008. Standby letters of credit as of September 30, 2009 had original terms of 19 days to 7.5 years, with final expiration as late as February 2012. Based on our credit analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into a standby bond purchase agreement with a state housing authority, whereby we agree to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. The bond purchase agreement expires in May 2011. Total commitments for standby bond purchases were $48.7 million and $52.7 million as of September 30, 2009 and December 31, 2008.

As of September 30, 2009 and December 31, 2008, we had no investments that had been traded but not settled. As of September 30, 2009 and December 31, 2008, we had $1.5 billion and $1.1 billion par value in outstanding agreements to issue consolidated obligation bonds.

As of September 30, 2009, we have a fully reserved receivable of $10.4 million from LBSF recorded on our Statement of Condition. In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on the receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

NOTE 14. SUBSEQUENT EVENTS

In connection with preparation of these unaudited financial statements and condensed notes, we evaluated subsequent events after the statement of condition date of September 30, 2009 through November 12, 2009, which is the date the financial statements were issued.

Regulatory Actions and Developments
As described in Note 8, although as of September 30, 2009 the Seattle Bank met all of our regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the Seattle Bank’s capital classification as undercapitalized. All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.  For additional information on our capital classification, see Note 8.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operating results, changes in asset levels, and use of our products. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words “will,” “believe,” “expect,” “intend,” “may,” “could,” “should,” “anticipate,” and words of similar nature are intended in part to help identify forward-looking statements.

Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty which may cause actual results, events, and developments to differ materially from those we currently anticipate. Consequently, there is no assurance that the expected results, events and developments will occur. See “Part II. Item 1A. Risk Factors” of this report for additional information on risks and uncertainties. Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

•
adverse changes in the credit quality, market prices, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•
regulatory requirements and restrictions, including growth restrictions, resulting from our continuing capital classification of “undercapitalized” by the Federal Housing Finance Agency (Finance Agency), a further adverse change in our capital classification, or other actions by the Finance Agency, other governmental bodies, or regulatory agencies;

•
our ability to attract new members and our existing members’ willingness to purchase new or additional capital stock or transact business with us due to, among other things, concerns about our capital classification or our ability to redeem or repurchase capital stock or pay dividends;

•	loss of members and repayment of advances of those members due to institutional failures, consolidations, or withdrawals from membership;
•	adverse changes in the market prices or credit quality of our members’ assets used as collateral for our advances;
•
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions that could result in member or non-member shareholders deciding to record impairment charges on their Seattle Bank capital stock;

•	our ability to obtain applicable regulatory approval to introduce new products and services and successfully manage the risks associated with those products and services;
•
increased operating costs resulting from regulatory actions, economic conditions, credit rating agency actions affecting the Seattle Bank, or legislative changes that could cause us to modify our current structure, policies, or business operations;

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks;
•
adverse changes in investor demand for consolidated obligations or increased competition from the other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities;

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these instruments;

•	negative changes in credit agency ratings applicable to the FHLBanks (including the Seattle Bank) or the Federal Home Loan Bank System (FHLBank System);
•
actions taken by the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC) to stabilize the capital and credit markets;

•	significant increases or decreases in business from or changes in business of our members;
•
changes in laws or regulations that could result in modification of the terms or principal balances of mortgage loans that we own or relating to the collateral underlying our mortgage-backed securities (MBS);

•	changing accounting guidance, including changes relating to financial instruments that are marked to market or hedge accounting criteria, that could adversely affect our financial statements;
•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;
•	changes in global, national, and local economic conditions, including unemployment, inflation, or deflation; and
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

OVERVIEW
This discussion and analysis reviews our financial condition as of September 30, 2009 and December 31, 2008 and our results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three and nine months ended September 30, 2009 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the year ended December 31, 2008 (2008 Audited Financials) included in our 2008 annual report on Form 10-K.

Our financial condition as of September 30, 2009 and our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2009 or for any other future dates or periods.

GENERAL
The Seattle Bank is a federally chartered corporation and one of 12 FHLBanks, which along with the Office of Finance, comprise the FHLBank System. The Seattle Bank is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Any building and loan association, savings and loan association, homestead association, insurance company, savings bank, community development financial institution (CDFI), or federally insured depository institution engaged in residential housing finance located in the Seattle Bank’s district is eligible to apply for membership. Our primary business activity is providing loans (advances) to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the Affordable Housing Program (AHP) and the Community Investment Program (CIP).

Our capital stock is not publicly traded and can be held only by our members, by non-member institutions that acquire capital stock by virtue of acquiring member institutions, or by former members that retain capital stock to support advances or other activity that remains outstanding. All of our members must purchase capital stock in the Seattle Bank. Our capital stock has a par value of $100 per share and is purchased, redeemed, repurchased, and transferred within our cooperative (with our prior approval) only at its par value. Members may redeem excess capital stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice in the case of Class B capital stock (Class B stock) and six months’ written notice in the case of Class A capital stock (Class A stock), assuming the Seattle Bank is in compliance with its capital requirements or other requirements and is not otherwise restricted from redeeming stock by the Finance Agency. All references in this document relating to the Finance Agency include both the Finance Agency and its predecessor FHLBank regulator, the Federal Housing Finance Board, which was abolished as a result of the enactment of the Housing and Economic Recovery Act of 2008.

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

MARKET CONDITIONS
The turmoil in the global financial markets that began in mid-2007 and intensified during 2008 continued to impact borrowing and lending activities during the first nine months of 2009. Although interbank lending continued to improve during the second and third quarters of 2009, indicating modest improvement in global market liquidity, concerns regarding the creditworthiness and nonperformance risks of trade counterparties continued to adversely affect the market value and capitalization of many financial institutions and, in turn, resulted in additional institutional failures, mergers, and consolidations.

During the third quarter of 2009, the U.S. mortgage market continued to experience volatility, including increases in delinquency and foreclosure rates on mortgage loans. As foreclosure moratorium programs instituted in response to rising delinquencies expired and default rates on modified as well as non-modified loans increased, the inventory of foreclosed properties grew during the third quarter of 2009. Although pricing of PLMBS in the secondary PLMBS market improved during the third quarter of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying PLMBS resulted in the recognition of additional OTTI losses by a number of FHLBanks, including the Seattle Bank, during the third quarter of 2009. Further, in the third quarter of 2009, the credit-rating agencies continued to downgrade a significant number of PLMBS, including many owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.

During the first three quarters of 2009, Seattle Bank advances continued to be an important source of liquidity to many of our members as they worked through the changing and difficult financial climate. Our advances balance continued to decline, however, as many of our members reduced their asset balances, experienced increases in customer deposits, and participated in one or more of the regulatory initiatives described above. Member demand continued to be primarily for short-term, fixed interest-rate advances, and we generally funded these advances with short-term funding at favorable interest rates. In addition, advance demand was affected by the failure of eight of our members through November 12, 2009. We believe that the continued deterioration of the U.S. mortgage and commercial real estate markets and increasing delinquencies in consumer credit card debt may result in additional member institution failures during the remainder of 2009 and 2010, which could further negatively impact advance demand.

The difficulties in the housing, credit, and other financial markets, as well as other factors, prompted significant actions by governments, regulatory agencies, and other credit market participants around the world, including in the United States, in 2008 and so far in 2009. For example, during this period, the U.S. Treasury, the Federal Reserve, the FDIC, and the Finance Agency announced a number of major initiatives, including new measures impacting the FHLBank System, its members, and the financial markets, to address liquidity pressures and increase confidence among credit market participants. These initiatives included, for example, passing the American Recovery and Reinvestment Act of 2009 and extending the effective periods of a number of Federal Reserve liquidity programs through February 2010. It is unclear how long it will take for recent legislative and regulatory initiatives to be fully implemented and, when and if implemented, what effects they will ultimately have on the U.S. economy. See “—Recent Regulatory Actions and Developments” below for more information.

FINANCIAL RESULTS AND CONDITION
The Seattle Bank recorded net losses of $93.8 million and $144.3 million for the three and nine months ended September 30, 2009, compared to a net loss of $18.8 million for the three months ended September 30, 2008 and net income of $41.8 million for the nine months ended September 30, 2008. The declines in net income for the three and nine months ended September 30, 2009 were primarily due to significant increases in OTTI credit losses on certain of our PLMBS (further discussed below).

Net interest income increased by $4.7 million and $12.0 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increases in net interest income were primarily driven by more favorable debt funding costs and by increased investment interest income.

Our net loss on early extinguishment of consolidated obligations and operating expenses declined for the three and nine months ended September 30, 2009, compared to the same periods in 2008, and AHP/REFCORP assessments declined for the nine months ended September 30, 2009 compared to the same period in 2008. While these factors improved net income, they were offset by: the OTTI credit losses; decreases in net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2009, compared to the same periods in 2008; and the negative impact of the reversal of 2008 year-to-date AHP/REFCORP assessments for the three months ended September 30, 2008.

As of September 30, 2009, we had total assets of $54.1 billion, total outstanding stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $70.2 million, compared to total assets of $58.4 billion, total outstanding stock (including mandatorily redeemable stock) of $2.8 billion, and an accumulated deficit of $78.9 million as of December 31, 2008. The decrease in assets was primarily due to a lower advances balance. Advances, which peaked at $46.3 billion in September 2008, declined to $24.9 billion as of September 30, 2009. The change from our accumulated deficit as of December 31, 2008 to retained earnings as of September 30, 2009 primarily resulted from our adoption of new OTTI accounting guidance (as described below), under which we recognized a cumulative-effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009 (with a corresponding adjustment to accumulated other comprehensive loss), partially offset by our 2009 year-to-date loss of $144.3 million.

In April 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance for other-than-temporary impairment of securities. This guidance requires, among other things, the separation of an OTTI loss into (a) the amount of the total impairment related to credit loss and (b) the amount of the total impairment related to all other factors (i.e., the “non-credit” component). The amount of the total OTTI loss related to credit loss is recognized in earnings in the statement of income. The amount of the total OTTI loss related to all other factors is recognized in other comprehensive income in the statement of condition. The Seattle Bank adopted this new OTTI accounting guidance effective January 1, 2009.

As a result of our OTTI evaluations as of September 30, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain of our PLMBS, including 29 securities that had been identified as other-than-temporarily impaired in previous periods and six additional securities that were newly identified as other-than-temporarily impaired as of September 30, 2009. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities prior to their anticipated recovery.

The fair value of the majority of our previously identified securities improved as of September 30, 2009, compared to that of June 30, 2009, resulting in minimal additional total OTTI losses, however, we identified six newly other-than-temporarily impaired securities as of September 30, 2009. In addition, because our OTTI analysis indicated further deterioration in the cash flows expected to be collected on our previously identified securities, we recorded additional credit losses into earnings and reduced our OTTI recorded in other comprehensive loss. As a result, we recorded total OTTI losses of $85.0 million and $1.2 billion for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, we recorded OTTI credit losses of $130.1 million and $263.5 million.

Due to the continued deterioration of the U.S. housing market, we could continue to recognize additional OTTI losses on our PLMBS if, among other things, delinquency or loss rates on mortgages continue to increase beyond those already expected, residential real estate values continue to decline beyond our forecasted levels as of September 30, 2009, or the collateral supporting our securities becomes part of a loan modification program. If additional OTTI losses are taken, they could further negatively impact our earnings, other comprehensive loss, and total regulatory and GAAP capital, as well as our compliance with regulatory requirements. The majority of our OTTI losses have been related to non-credit factors, which we currently expect to recover over the terms of the investments. See “––Financial Condition—Investments,” Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” for more information.

Changes in market interest rates and the considerable decline in activity in the PLMBS market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS collateralized by Alt-A mortgage loans. As of September 30, 2009 and December 31, 2008, our net unrealized market value losses were $675.1 million and $2.1 billion, which, in accordance with GAAP, are not reflected in our financial position and operating results. The decrease in our unrealized market value loss is primarily the result of the recognition of the $1.2 billion in total OTTI losses for the nine months ended September 30, 2009 and improvements in the market values of some of our PLMBS. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 63.9% and 22.9% as of September 30, 2009 and December 31, 2008. Our market value of equity may continue to fluctuate significantly until conditions more consistent with past experience return to the financial markets. See Note 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” for additional information on the estimation of fair values.

We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk. For additional information, see “—Financial Condition,” “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and “Part II. Item 1A. Risk Factors,” in this report.

We believe the condition of the U.S. economy will continue to affect and be affected by deterioration in the U.S. housing, commercial real estate, and consumer credit card debt markets, at least through 2009 and early 2010. Going forward, we expect to continue to manage our business in order to meet members’ needs, particularly for liquidity, in varying market conditions, and we have continued to demonstrate our creditworthiness, the ability to access the capital markets, and a strong liquidity position. However, the actions that we have taken and continue to take to manage our members’ needs, as well as our undercapitalized status (as discussed below), have and may continue to negatively impact our financial condition and results of operations. For example, between September 2008 and August 2009, in order to reduce our counterparty credit risk, we limited the number of counterparties and transaction amounts for unsecured investments, resulting in significantly lower 2009 year-to-date interest income from investments and significantly higher capital-to-asset and leverage ratios – although beginning in August 2009, in response to a more stable liquidity environment and in order to maintain capacity for advance demand, we re-established activity with certain counterparties for unsecured investing. In addition, while we continue to assess the impact of legislative, regulatory, and membership changes, we believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

RECENT REGULATORY ACTIONS AND DEVELOPMENTS
On July 30, 2009, the Finance Agency published a proposed rule related to the reconstitution and strengthening of the Office of Finance Board of Directors. The proposed regulation would increase the size of the Office of Finance Board of Directors, create a fully independent audit committee, provide for the creation of other committees and set a method for electing independent directors, along with setting qualifications for these directors. Finance Agency regulation defines the Office of Finance board of directors. Under existing Finance Agency regulation, the Office of Finance Board of Directors is made up of two FHLBank presidents and one independent director. The Finance Agency has proposed that all 12 FHLBank presidents be members of the Office of Finance Board of Directors, along with three to five independent directors. The independent directors would comprise the audit committee of the Office of Finance Board of Directors with oversight responsibility for the combined financial reports. Under the proposed rule, the audit committee of the Office of Finance would be responsible for ensuring that the FHLBanks adopt consistent accounting policies and procedures so that the combined financial reports will continue to be accurate and meaningful.

Also, on July 30, 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

In August 2009, following applicable notice and response, we received a capital classification of undercapitalized from the Finance Agency. An FHLBank with a final capital classification of undercapitalized, such as the Seattle Bank, is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank must submit a capital restoration plan to the Finance Agency, as well as obtain prior approval from the Finance Agency for any new business activities. In addition, the mandatory restrictions include restrictions on asset growth.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised proposed capital restoration plan and the Finance Agency approved an extension to December 6, 2009. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Failure to obtain approval of our revised capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our proposed capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions), which could negatively impact demand for our advances, our financial performance, and business in general.

Although as of September 30, 2009 the Seattle Bank met all of our regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the Seattle Bank’s capital classification as undercapitalized. All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including not redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

See “Part I. Item 1. Business—Statutory Capital Requirements” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are determined not to be adequately capitalized.

In October 2009, the SEC extended the date for non-accelerated filers to comply with the auditor attestation requirement under section 404(b) of the Sarbanes-Oxley Act of 2002. Under the extension, non-accelerated filers must comply with this requirement in annual reports for fiscal years ending on or after June 15, 2010 (December 31, 2010 for the Seattle Bank). We do not expect to take advantage of the extension and plan to include the section 404(b) auditor attestation report in our annual report for the year ending December 31, 2009.

In addition, federal legislation has been proposed that would regulate the U.S. market for financial derivatives by providing for, in certain circumstances, centralized clearing of derivatives, trading of standardized products on regulated exchanges, and regulation of swap dealers and major swap participants. The proposed legislation may also require higher margin and capital requirements for non-standardized derivatives. The proposed legislation, if enacted, could materially affect the FHLBanks’, including the Seattle Bank's, ability to: 1) hedge interest-rate risk exposure, 2) achieve risk management objectives, and 3) act as an intermediary between the FHLBanks’ members and counterparties. We are unsure if, when, or in what form this legislation will ultimately be approved and how it may affect Seattle Bank.

The Seattle Bank is continuing to evaluate the implications of new regulatory and legislative developments, including Finance Agency proposals and actions and other regulations, orders, and reports on our members’ and the Seattle Bank’s business. See “Part II. Item 1A. Risk Factors” in this report.

FINANCIAL HIGHLIGHTS
The following table presents a summary of selected financial information for the Seattle Bank as of and for the periods indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
Selected Financial Data	2009	2009	2009	2008	2008
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$54,087	$49,384	$56,947	$58,362	$76,195
Cash and investments (1)	24,717	16,358	19,965	16,006	24,369
Advances	24,908	28,257	31,848	36,944	46,331
Mortgage loans held for portfolio	4,293	4,571	4,899	5,087	5,211
Deposits and other borrowings	285	778	671	582	1,434
Consolidated obligations	51,432	46,061	53,481	54,469	70,875
Affordable Housing Program (AHP)	10	13	15	16	23
Payable to Resolution Funding Corporation (REFCORP)
Class A stock - putable	135	135	134	118	396
Class B stock - putable	1,718	1,735	1,733	1,730	2,480
Retained earnings (accumulated deficit) (2)	70	164	198	(79)	162
Accumulated other comprehensive loss (2)	(996)	(1,238)	(1,105)	(3)	(1)
Total GAAP capital	927	796	961	1,766	3,037

Statements of Income (for the three month period ended)
Interest income	$183	$223	$315	$485	$523
Net interest income	48	48	74	21	43
Other loss	(127)	(69)	(79)	(264)	(47)
Other expense	14	13	12	13	22
Loss before assessments	(93)	(35)	(16)	(256)	(26)
AHP and REFCORP assessments				(15)	(7)
Net loss	(93)	(35)	(16)	(241)	(19)

Dividends (for the three month period ended)
Dividends paid in cash and stock	$	$	$	$	$9
Annualized dividend rate
Class A stock - putable	0.00%	0.00%	0.00%	0.00%	2.09%
Class B stock - putable	0.00%	0.00%	0.00%	0.00%	1.40%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	-49.38%

Financial Statistics (for the three month period ended)
Return on average equity	-43.94%	-13.58%	-3.64%	-45.58%	-2.75%
Return on average assets	-0.72%	-0.26%	-0.11%	-1.41%	-0.11%
Total average equity to average assets (3)	1.64%	1.92%	3.00%	3.10%	3.96%
Total regulatory capital-to-assets ratio (4)	5.30%	5.99%	5.24%	4.60%	4.18%
Net interest margin (5)	0.34%	0.33%	0.49%	0.12%	0.25%

(1)	Investments may include, among other things, securities purchased under agreements to resell, federal funds sold, and AFS and HTM securities.
(2)
As a result of our adoption of new FASB OTTI guidance, effective January 1, 2009, we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

(3)	Total average equity to average assets ratio is monthly average stock, retained earnings/(accumulated deficit), and accumulated other comprehensive loss, divided by monthly total average assets.
(4)	Total regulatory capital-to-assets ratio is regulatory stock plus retained earnings, divided by the total assets at the end of the period.
(5)	Net interest margin is net interest income divided by average earning assets.

FINANCIAL CONDITION
Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of September 30, 2009 declined from December 31, 2008, to $24.9 billion from $36.9 billion and to 46.1% from 63.3%. These declines primarily resulted from $9.5 billion in maturities of JPMorgan Chase Bank, N.A. advances, prepayments of $2.9 billion in advances by Merrill Lynch Bank USA, generally lower advance activity across our membership, and an increase in our short-term investments portfolio, which includes federal funds sold, certificates of deposit, and securities purchased under agreements to resell. The increase in our short-term investments is primarily intended to provide sufficient liquidity to meet members’ demand for advances, as well as to provide additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of September 30, 2009 and December 31, 2008.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	September 30, 2009	December 31, 2008
(in percentages)
Advances	46.1	63.3
Investments	45.7	27.4
Mortgage loans held for portfolio	7.9	8.7
Other assets	0.3	0.6
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products. In addition, during the third quarter of 2008, the Seattle Bank entered into a lending agreement with the U.S. Treasury (Lending Agreement) to serve as a contingent source of liquidity. As of November 12, 2009, we had not drawn on this available liquidity source. The Lending Agreement is scheduled to expire on December 31, 2009. For additional information regarding the Lending Agreement, see “––Capital Resources and Liquidity––Liquidity.”

The following table summarizes our major categories of liabilities and total GAAP capital as a percentage of total liabilities and GAAP capital as of September 30, 2009 and December 31, 2008.

Major Categories of Liabilities and GAAP Capital	As of	As of
as a Percentage of Total Liabilities and GAAP Capital	September 30, 2009	December 31, 2008
(in percentages)
Consolidated obligations	95.1	93.3
Deposits	0.5	1.0
Other liabilities*	2.7	2.7
Total GAAP capital	1.7	3.0
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.7% and 1.6% as of total liabilities and GAAP capital as of September 30, 2009 and December 31, 2008, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market-value gains or losses. As of September 30, 2009 and December 31, 2008, we had net unrealized market value losses of $675.1 million and $2.1 billion. The decrease in our unrealized market value loss is primarily the result of the recognition of $1.2 billion in OTTI losses for the nine months ended September 30, 2009 and improvements in the market values of some of our PLMBS. Because of these net unrealized market value losses, the ratio of the market value of equity-to-book value of equity was 63.9% and 22.9% as of September 30, 2009 and December 31, 2008. We have elected not to hedge our mortgage-related asset basis risk due to the cost and lack of effective means we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets, liabilities, and equity in more detail below.

ADVANCES
Advances decreased by 32.6%, or $12.0 billion, to $24.9 billion, as of September 30, 2009, compared to December 31, 2008. This decline primarily resulted from $9.5 billion in maturities of JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) advances, advance prepayments of $2.9 billion by Merrill Lynch Bank USA, and generally lower advance activity across our membership.

As of September 30, 2009, five borrowers held 65.0% of the par value of our outstanding advances, with two borrowers holding 46.2% (Bank of America Oregon, N.A. with 33.2% and JPMorgan Chase Bank, N.A. with 13.0%). As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). No other borrower held over 10% of our outstanding advances as of September 30, 2009 or December 31, 2008.

On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to Bank of America, National Association (BANA), a non-member, as part of its purchase of Merrill Lynch, the parent of Merrill Lynch Bank USA. As part of this restructuring, outstanding advances of $411.2 million and Seattle Bank Class B stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member.

We expect that advance volumes and associated advance interest income which began to decline in the fourth quarter of 2008, will be further negatively impacted as a result of the acquisition of our former largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase Bank, N.A., a non-member institution, in October 2008. As of September 30, 2009, approximately 75% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured. Because a large percentage of our advances is held by only a few members and a non-member shareholder, continued changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. In addition, the extension to February 2010 of certain of the Federal Reserve’s liquidity programs may also adversely impact demand for our advances.

The percentage of advances maturing in one year or less decreased to 54.7% as of September 30, 2009, from 66.2% as of December 31, 2008, and the percentage of variable interest-rate advances (including floating-to-fixed convertible advances) as a portion of our total advance portfolio decreased to 10.2% as of September 30, 2009, compared to 31.6% as of December 31, 2008. These changes generally reflect our members’ preference for short-term, fixed interest-rate funding given the current very low, short-term interest rates available in the current environment.

The total weighted-average interest rate on our advance portfolio declined to 2.48% as of September 30, 2009 from 3.02% as of December 31, 2008. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as on our cost of funds (which is the basis for our advance pricing). The lower prevailing market interest rates, as well as our overall lower cost of funds, contributed to significantly lower yields on our advances across all terms-to-maturity.

The following table summarizes our advance portfolio by remaining terms-to-maturity and weighted-average interest rates as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
		Weighted-		Weighted-
		Average		Average
Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Interest Rate	Amount	Interest Rate
(in thousands, except interest rates)
Due in one year or less	$13,365,769	1.88	$24,014,584	2.65
Due after one year through two years	4,214,305	2.44	4,540,058	3.34
Due after two years through three years	1,788,547	2.97	1,679,058	3.83
Due after three years through four years	1,341,451	3.26	1,440,120	3.89
Due after four years through five years	523,367	3.16	1,353,482	3.32
Thereafter	3,200,959	4.35	3,268,677	4.41
Total par value	24,434,398	2.48	36,295,979	3.02
Commitment fees	(677)		(803)
Discount on AHP advances	(84)		(126)
Discount on advances	(4,600)		(5,030)
Hedging adjustments	479,319		653,831
Total	$24,908,356		$36,943,851

For additional information on advances, see Note 5 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” in this report.

Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Although many sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, were either constrained or more expensive than FHLBank advances during the first nine months of 2009, our members generally had less need for our advances as they, among other things, continued their efforts to reduce their asset balances and experienced increases in customer deposits, providing them with additional liquidity. Advances, which peaked at $46.3 billion in September 2008, declined to $36.9 billion as of December 31, 2008 and $24.9 billion as of September 30, 2009.

The Seattle Bank’s advance pricing alternatives include differential pricing, daily market-based pricing, and auction pricing (generally offered two times per week for limited terms, but not offered by us during the third quarter of 2009). We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances.

	For the Nine Months Ended September 30,
Advance Pricing	2009	2008
(in percentages)
Differential pricing	73.0	65.0
Daily market-based pricing	26.3	31.4
Auction pricing	0.7	3.6
Total	100.0	100.0

We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative wholesale funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to increase our advances balance and our lending capacity and improve our ability to generate net income for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with stock, the dividends we pay on our stock, and our members’ ability to have stock repurchased or redeemed by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A stock. Overall, we believe that the availability of the Class A stock, which has a six-month redemption period, as well as our resumption of quarterly dividend payments in December 2006, contributed to our members’ use of our advances in 2008 and early 2009, particularly advances that required new stock purchases. However, as a result of OTTI losses recorded in the third and fourth quarters of 2008 and a risk-based capital deficiency as of December 31, 2008, we suspended dividend payments and Class A stock repurchases in late 2008. In May 2009, to increase our permanent capital, our Board suspended the issuance of Class A stock to support new advances, effective June 1, 2009. After that date, new advances requiring stock purchases have had to be supported by Class B stock, which increases the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured). In August 2009, we received a capital classification of undercapitalized from the Finance Agency based primarily on risk-based capital deficiencies resulting from unrealized market-value losses on our PLMBS. An FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, is subject to a range of mandatory and discretionary restrictions, including restrictions on asset growth and the need to obtain prior approval from the Finance Agency of any new business activity. In addition, an undercapitalized FHLBank needs to submit a capital restoration plan to the Finance Agency for approval. Although we do not believe that these suspensions have thus far significantly adversely affected our advance volumes, we cannot predict when we will be able to resume dividend payments and stock repurchases or how the continuance of these suspensions or the institution of any other restrictions will affect future advance demand.

In March 2009, the FDIC issued a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities. Because our advances are considered secured liabilities by our members, the rule has the effect of increasing our members’ all-in cost of borrowing from the Seattle Bank and may lead to reduced member demand for our advances. It is not clear whether this change has affected advance demand during the third quarter of 2009 or if it will impact advance demand going forward.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2008 annual report on Form 10-K for additional information.

Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2009, we had advances of $11.3 billion outstanding to two borrowers, which represented 46.2% (33.2% and 13.0%) of our total par value of advances outstanding. As of December 31, 2008, we had advances of $20.6 billion outstanding to three borrowers, which represented 56.7% (35.0%, 11.4%, and 10.3%) of our total par value of advances outstanding.

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value. We periodically evaluate the percentage of collateral value to take into account market conditions, etc. As of September 30, 2009 and December 31, 2008, we had rights to collateral (loans, and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, the Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of the member borrower’s assets and consent to our filing a financing statement evidencing the blanket lien, which we do as a standard practice.

Through November 12, 2009, we have never experienced a credit loss on an advance. Given the current economic environment, we expect that some of our member institutions will experience financial difficulties, including failure. As of December 31, 2008 and continuing through October 31, 2009, the number of borrowers on our internal credit watch list increased to approximately one-third of our membership, generally as a result of increases in their non-performing assets and their need for additional capital. Further, in the nine months ended September 30, 2009, eight of our member institutions failed (with no additional member failures through November 12, 2009). All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

We monitor the financial condition of our borrowers. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. In the first nine months of 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession. As of September 30, 2009, approximately 15.4% of our borrowers were on the physical possession collateral arrangement. This arrangement generally limits our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. See “Part I. Item 1. Business—Our Business—Products and Services—Advances,” in our 2008 annual report on Form 10-K for additional information on advances and credit risk management.

Investments
We maintain portfolios of short- and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, securities purchased under agreements to resell, and Temporary Loan Guarantee Program (TLGP) securities, while long-term investments generally include MBS and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying values of our investments as of September 30, 2009 and December 31, 2008.

	As of	As of
Short- and Long-Term Investments	September 30, 2009	December 31, 2008
(in thousands)
Short-Term Investments
Federal funds sold	$5,862,300	$2,320,300
Certificates of deposit	6,603,000
Securities purchased under agreements to resell	4,750,000	3,900,000
Other (TLGP securities)		1,250,000
Total short-term investments	$17,215,300	$7,470,300

Long-Term Investments
Mortgage-backed securities	6,840,372	7,589,423
Other U.S. agency obligations	53,010	64,164
Government-sponsored enterprise obligations	595,233	875,604
State or local housing agency obligations	4,460	5,700
Total long-term investments	$7,493,075	$8,534,891

Between December 31, 2008 and September 30, 2009, we increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ potential demand for advances by leveraging our members’ stock purchases and reinvesting funds from maturing advances and investments. In September 2008, in order to reduce our unsecured counterparty exposure, we modified our investment strategy and began replacing our unsecured short-term investments with secured short-term investments and overnight federal funds sold, which because of the generally lower yields than on unsecured short-term investments and PLMBS, depressed our investment interest income. However, beginning in August 2009, in response to a more stable liquidity environment and in order to maintain capacity for advance demand, we re-established short-term investing activity with certain counterparties (after having slightly increased our unsecured short-term investment activity in March 2009). As of September 30, 2009, our short-term investments increased by 130.4%, to $17.2 billion, from $7.5 billion as of December 31, 2008. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity, investment strategy, and leverage needs, as well as advance balances and market conditions.

For our long-term investment portfolio, we are currently purchasing only GSE or U.S. agency MBS. Our long-term investment portfolio declined by 12.2%, to $7.5 billion, primarily due to principal payments.

Mortgage-Backed Securities
Previously, each FHLBank’s MBS investments were limited at the time a security was purchased, to 300% of the FHLBank’s regulatory capital, which in our case is comprised of capital stock, retained earnings, and mandatorily redeemable capital stock. In March 2008, the Finance Agency adopted a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately, from 300% to 600% of an FHLBank’s regulatory capital, subject to certain requirements. This resolution remains in effect for two years. To date, we have not utilized this increased authority.

Our MBS investments represented 239.0% and 282.4% of our regulatory capital as of September 30, 2009 and December 31, 2008. As of September 30, 2009 and December 31, 2008, our MBS investments included $1.2 billion (both periods) in Fannie Mae MBS and $1.9 billion and $728.0 million in Freddie Mac MBS. As of September 30, 2009, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) and Standard & Poor’s (S&P), totaled $4.7 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments.

On September 30, 2009, we transferred certain of our PLMBS with an amortized cost of $1.2 billion and a fair value of $664.7 million from our HTM portfolio to AFS portfolio. Upon transfer, the carrying value of these securities was increased by $108.2 million (and recorded in other comprehensive income) to reflect the securities at fair value. These transferred PLMBS had OTTI losses recognized during the quarter ended September 30, 2009, which we believe evidences a significant decline in the issuers’ creditworthiness. We transferred the securities to the AFS portfolio to increase our financial flexibility with respect to these securities.

Other U.S. Agency Obligations
Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined slightly as of September 30, 2009 from December 31, 2008, primarily due to principal repayments.

Government-Sponsored Enterprise Obligations
Our investments in GSEs consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Fannie Mae securities totaled $102.9 million and $300.9 million and Freddie Mac securities totaled $193.0 million and $275.6 million as of September 30, 2009 and December 31, 2008. Finance Agency regulations limit any investments in the debt of any one GSE to the lower of 100% of our regulatory capital or the capital of the GSE.

Credit Risk
We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs, based on the credit quality and capital level of the counterparty and the GAAP capital level of the Seattle Bank. As of September 30, 2009, our unsecured credit exposure was $13.1 billion, primarily consisting of $5.9 billion of federal funds sold and $6.6 billion in certificates of deposit. As of December 31, 2008, our unsecured credit exposure was $4.5 billion, primarily consisting of $2.3 billion in federal funds sold and $1.3 billion in TLGP securities. The increase in unsecured credit exposure primarily resulted from our investments in certificates of deposit and federal funds sold.

Our MBS investments consist of agency guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option-ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination – where the MBS is structured such that payments to junior classes are subordinated to senior classes to ensure cash flows to the senior classes.
•
Excess spread – where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the MBS. The spread differential may be used to cover any losses that may occur.

•
Over-collateralization – where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to cover any losses that may occur.

•
Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the MBS. The bond insurance company is obligated to cover any losses that occur. As of September 30, 2009, the Seattle Bank held $3.4 million in investments with unrealized losses of $1.5 million that had been credit-enhanced by a monoline insurer, MBIA. We also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms.

The following table summarizes the carrying value of our long-term investments and their credit ratings as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	AAA or							Below
	Government							Investment
Long-Term Investments by Credit Rating	Agency	AA		A		BBB		Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$634,979	$	$		$		$		$13,264	$648,243
State or local housing investments		4,460								4,460
Residential mortgage-backed securities
Government-sponsored enterprise	3,138,410									3,138,410
Private-label	1,569,901	85,705		128,827		181,233		1,736,296		3,701,962
Total long-term investment securities	$5,343,290	$90,165		$128,827		$$181,233		$1,736,296	$13,264	$7,493,075

	As of September 30, 2009

Long-Term Investments below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Private-label residential mortgage-backed securities	$448,518	$403,781	$778,014	$103,330	$2,653	$1,736,296
Total securities below investment grade	$448,518	$403,781	$778,014	$103,330	$2,653	$1,736,296

	As of December 31, 2008
	AAA or
	Government
Long-Term Investments by Credit Rating	Agency	AA		A		BBB		CCC	Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$	$		$		$		$13,997	$939,768
State or local housing investments	380	5,320								5,700
Residential mortgage-backed securities
Government-sponsored enterprise	2,002,701									2,002,701
Private-label	5,470,426	56,779		38,905		17,694		2,918		5,586,722
Total long-term investment securities	$8,399,278	$62,099		$38,905		$17,694		$$2,918	$13,997	$8,534,891

Between September 30, 2009 and November 12, 2009, one of our PLMBS with an unpaid principal balance of $77.6 million was downgraded to “B” from “A.”

The following table summarizes the unpaid principal balance, amortized cost, carrying value, and gross unrealized loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of September 30, 2009.

	As of September 30, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement (1)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$796,494	$790,913	$790,913	$(26,084)	7.33
A
2004 and earlier	30,155	30,254	30,254	(907)	5.68
Total prime	826,649	821,167	821,167	(26,991)	7.27

Alt-A
AAA
2004 and earlier	448,217	446,814	446,814	(30,977)	6.17
2005	4,426	4,435	4,435	(1,817)	46.63
2008	328,115	327,739	327,739	(115,448)	33.16
AA
2004 and earlier	43,579	43,665	43,665	(11,632)	13.70
2005	42,025	42,041	42,041	(24,555)	29.85
A
2004 and earlier	15,283	15,205	15,205	(2,262)	11.30
2005	7,220	7,012	3,406	(3,606)	31.40
2007	77,621	77,621	77,621	(40,989)	44.06
BBB
2005	21,807	21,771	16,345	(10,841)	42.34
2006	49,168	49,168	49,168	(14,812)	54.03
2007	67,909	67,854	67,854	(33,088)	44.68
2008	77,412	76,271	47,866	(28,405)	40.87
BB
2004 and earlier	3,604	3,608	3,608	(985)	21.03
2005	49,074	48,933	41,144	(19,315)	22.95
2006	111,933	105,246	48,520	(56,726)	44.35
2007	397,151	376,293	227,558	(212,913)	42.04
2008	127,688	127,688	127,688	(42,460)	20.97
B
2005	31,982	32,009	32,009	(15,525)	46.30
2006	346,473	297,874	163,306	(134,567)	44.46
2007	118,726	101,898	46,984	(54,913)	40.87
2008	160,449	160,449	160,449	(79,132)	48.31
CCC
2005	104,703	95,613	55,185	(49,602)	38.24
2006	453,070	394,427	249,529	(174,142)	44.68
2007	821,646	736,595	473,299	(383,458)	31.52
CC
2007	227,201	203,469	103,331	(100,139)	45.27
C
2005	7,554	5,666	2,653	(3,014)	9.16
Total Alt-A	4,144,036	3,869,364	2,877,422	(1,645,323)	34.95

Subprime (2)
A
2004 and earlier	2,353	2,341	2,341	(1,250)	100.00
B
2004 and earlier	1,031	1,032	1,032	(292)	100.00
Total Subprime	3,384	3,373	3,373	(1,542)	100.00
Total	$4,974,069	$4,693,904	$3,701,962	$(1,673,856)	30.39

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

(2)	In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities with a total unpaid principal balance of $3.4 million from Alt-A to subprime.

The following table summarizes the unpaid principal balance, amortized cost, gross unrealized loss, and weighted average collateral delinquency rate of our PLMBS by type of underlying collateral as of September 30, 2009.

	As of September 30, 2009
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Percent of Delinquent Collateral (60+ Days)	Percent of Unpaid Principal Balance Rated AAA
(in thousands, except percentages)
Prime
First lien	$826,649	$821,167	$(26,991)	1.79	96.35
Total prime	826,649	821,167	(26,991)	1.79	96.35

Alt-A
Option ARM	2,582,752	2,381,267	(1,194,220)	42.03	0.17
Other	1,561,284	1,488,097	(451,103)	21.87	49.72
Total Alt-A	4,144,036	3,869,364	(1,645,323)	34.44	18.84

Subprime
First lien	3,384	3,373	(1,542)	12.12
Total subprime	3,384	3,373	(1,542)	12.12

Total	$4,974,069	$4,693,904	$(1,673,856)	29.00	31.71

The following table summarizes the weighted average fair value of our PLMBS as a percentage of unpaid balance by year of issuance and type of underlying collateral as of September 30, 2009 and at each other quarter-end since December 31, 2008.

	As of
Private-Label Mortgage-Backed Securities	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Prime - Year of Issuance
2004 and earlier	96%	95%	93%	91%

Alt-A - Year of Issuance
2004 and earlier	91%	87%	81%	84%
2005	50%	44%	42%	47%
2006	49%	41%	36%	40%
2007	46%	38%	33%	37%
2008	62%	53%	54%	81%
Total Alt-A weighted-average
percentage of unpaid balance	55%	48%	45%	53%

Subprime - Year of Issuance
2004 and earlier	54%	35%	35%	98%

Total private-label mortgage-backed securities weighted-average percentage of unpaid balance	62%	56%	55%	61%

The following table summarizes the unpaid principal balance, gross unrealized losses, and fair values of our PLMBS by interest-rate type and underlying collateral as of September 30, 2009.

	As of September 30, 2009
	Unpaid	Gross
Private-Label Mortgage-Backed Securities	Principal Balance	Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$686,050	$(15,106)	$666,394
Variable	140,599	(11,885)	128,685
Total prime	826,649	(26,991)	795,079

Alt-A
Fixed	135,399	(3,202)	131,712
Variable	4,008,637	(1,642,121)	2,148,280
Total Alt-A	4,144,036	(1,645,323)	2,279,992

Subprime
Variable	3,384	(1,542)	1,831
Total subprime	3,384	(1,542)	1,831

Total private-label mortgage-backed securities	$4,974,069	$(1,673,856)	$3,076,902

Other-Than-Temporary Impairment Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on at least a quarterly basis. As part of this process, we consider our intent to sell each debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Based on current information, we determined that for GSE residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is more likely than not that the Seattle Bank will not be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire cost basis of these securities and have thus concluded that our gross unrealized losses on GSE residential MBS are temporary as of September 30, 2009.

Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee (of which the Seattle Bank is a member) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS.  Beginning with the second quarter of 2009 and continuing in the third quarter of 2009, to support consistency among the FHLBanks, we performed our OTTI analysis primarily using the key modeling assumptions provided by the FHLBanks OTTI Governance Committee for the majority of our PLMBS. Further, prior to the third quarter of 2009, the FHLBanks had used indicators, or screens, to determine which individual securities required additional quantitative evaluation using detailed cash flow analysis. Beginning with the third quarter of 2009, the process was changed to select 100% of PLMBS investments in unrealized loss positions, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform (as discussed further below) and approved key assumptions. Seven of our PLMBS investments (with a total unpaid principal balance of $54.9 million) did not have underlying collateral data available for cash flow testing and were thus outside the scope of the OTTI Governance Committee’s key modeling assumptions. The Seattle Bank used alternative procedures to assess these securities for OTTI.

To assess whether the entire amortized basis of our PLMBS will be recovered, cash flow analyses are performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 20% over the next nine-to-15 months Thereafter, home prices are projected to increase 0% in the first six months, 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path described in the previous paragraph.

In accordance with Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS for the second and third quarters of 2009, utilizing the key modeling assumptions approved by the OTTI Governance Committee. For the three-month period ended September 30, 2009, we completed our OTTI evaluation utilizing the key modeling assumptions approved by the OTTI Governance Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk modeling software, loan data source information, and key modeling assumptions approved by the OTTI Governance Committee. As a result of our OTTI evaluations as of September 30, 2009, we determined that the present value of the cash flows expected to be collected was less than the amortized cost basis of certain of our PLMBS, including 29 securities that had been identified as other-than-temporarily impaired in previous periods and six additional securities that were newly identified as other-than-temporarily impaired as of September 30, 2009. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to their anticipated recovery.

For those securities for which an OTTI was determined to have occurred during the third quarter of 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the three months ended September 30, 2009.

	For the Three Months Ended September 30, 2009
	Significant Inputs
	Cumulative Voluntary						Current
	Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.1	10.1-10.1	50.3	50.3-50.3	43.2	43.2-43.2	40.9	40.9-40.9
2007	7.8	5.1-13.8	76.0	32.0-86.7	50.2	43.1-55.0	34.8	11.7-45.4
2006	5.1	2.9-6.8	86.8	77.7-92.3	51.1	43.2-58.7	44.3	40.5-48.4
2005	7.5	5.0-11.8	72.7	40.0-81.6	48.3	32.8-52.5	34.1	9.2-51.2
Total	6.9	2.9-13.8	78.9	32.0-92.3	50.2	32.8-58.7	38.4	9.2-51.2

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following table summarizes key information as of September 30, 2009 and 2008 for the PLMBS on which we have recorded OTTI.

	As of September 30, 2009
	Held-to-Maturity Securities					Available-for Sale Securities
	Unpaid			Gross		Unpaid
	Principal	Amortized	Carrying	Unrealized	Fair	Principal	Amortized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value	Balance	Cost	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728
Total OTTI	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728

	As of December 31, 2008
	Held-to-Maturity Securities
	Unpaid			Gross
	Principal	Amortized	Carrying	Unrealized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$546,478	$546,442	$546,442	$304,243	$242,199
Total OTTI	$546,478	$546,442	$546,442	$304,243	$242,199

(1)	Classification based on originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	This table does not include gross unrealized gains; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

The fair value of the majority of our previously identified securities improved as of September 30, 2009, compared to June 30, 2009, resulting in minimal additional total OTTI losses; however, we identified six newly other-than-temporarily impaired securities as of September 30, 2009. In addition, because our OTTI analysis indicated further deterioration in the cash flows expected to be collected on our previously identified securities, we recorded additional credit losses into earnings and reduced our OTTI recorded in other comprehensive loss. As a result, we recorded total OTTI losses of $85.0 million and $1.2 billion for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, we recorded OTTI credit losses of $130.1 million and $263.5 million.

On September 30, 2009, the Seattle Bank transferred certain PLMBS with an unpaid principal balance of $1.4 billion and a fair value of $664.7 million from its HTM portfolio to its AFS portfolio. The transferred PLMBS had OTTI credit losses of $94.1 million and $193.7 million for the three months ended September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the issuer’s creditworthiness. The Seattle Bank transferred the securities to the AFS portfolio to increase its financial flexibility with respect to these securities, although management has no current plans to sell these or any other other-than-temporarily impaired PLMBS. The total OTTI loss previously recognized for the transferred securities was $782.5 million. Upon transfer, the carrying value of these securities was increased by $108.2 million (and recorded in other comprehensive loss) to reflect the securities at fair value.

Subsequent increases and decreases (if not an additional OTTI) in the fair value of AFS securities and transfers are included in accumulated other comprehensive income. The OTTI recognized in accumulated other comprehensive loss related to HTM securities will be accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI loss that is recognized in earnings. For the three and nine months ended September 30, 2009, $89.2 million and $169.9 million were accreted from other comprehensive loss to the carrying value of the securities.

The following table provides the credit and non-credit OTTI losses on our PLMBS securities for the three and nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	OTTI	OTTI	Total	OTTI	OTTI	Total
	Related to	Related to All	OTTI	Related to	Related to All	OTTI
Other-than-Temporarily Impaired Securities	Credit Loss	Other Factors	Loss	Credit Loss	Other Factors	Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$130,100	$(45,121)	$84,979	$263,519	$976,654	$1,240,173

Under the FASB guidance in effect prior to January 1, 2009, we recorded total OTTI charges of $49.8 million in our Statement of Operations for the three and nine months ended September 30, 2008, on certain PLMBS in our held-to-maturity portfolio.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2009.

	For the Three Months Ended	For the Nine Months Ended
Credit Loss Component of OTTI	September 30, 2009	September 30, 2009
(in thousands)
Balance, beginning of period (1)	$142,112	$8,693
Additions
Credit losses on securities for which OTTI was not previously recognized	2,511	171,561
Additional OTTI credit losses on securities for which an OTTI loss was
previously recognized (2)	127,589	91,958
Total additions	130,100	263,519
Balance, end of period	$272,212	$272,212

(1)
We adopted new OTTI guidance from the FASB, effective January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our retained earnings as of January 1, 2009, with a corresponding adjustment to other comprehensive loss. This amount represents credit losses remaining in retained earnings related to the adoption of this guidance.

(2)
For the three months ended September 30, 2009, “Additional OTTI credit losses on securities for which an OTTI loss was previously recognized” relates to securities that were also previously determined to be OTTI prior to July 1, 2009. For the nine months ended September 30, 2009, “Additional OTTI credit losses on securities for which an OTTI loss was previously recognized” relates to securities that were also previously determined to be OTTI prior to January 1, 2009.

The remaining securities in our HTM and AFS portfolios have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining HTM securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell these securities prior to their anticipated recovery.

In addition to evaluating our non-agency residential MBS under a base-case (or best estimate) scenario, a cash flow analysis is also performed for these securities under a more stressful housing price scenario. The more stressful scenario is based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines are projected to range from 5% to 25% over the next nine to 15 months. Thereafter, home prices are projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth years, and 3% in each subsequent year. The following table represents the impact to credit-related OTTI for the three months ended September 30, 2009 in a housing price scenario that delays recovery of the housing price index, compared to actual credit-related OTTI recorded, using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

For the Three Months Ended September 30, 2009	Unpaid Principal Balance	Credit-Related OTTI in Net Income	Credit-Related OTTI Using Adverse Housing Price Scenario
(in thousands)
Alt-A (1)	$2,989,749	$130,100	$262,010
Total Private-label MBS	$2,989,749	$130,100	$262,010

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

MORTGAGE LOANS HELD FOR PORTFOLIO
The par value of our mortgage loans held for portfolio consisted of $4.1 billion and $4.9 billion in conventional mortgage loans and $180.0 million and $205.4 million in government-insured mortgage loans as of September 30, 2009 and December 31, 2008. The decrease for the nine months ended September 30, 2009 was due to our receipt of $790.8 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of September 30, 2009 and December 31, 2008, 87.5% and 87.0% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from our formerly largest participating member, Washington Mutual Bank, F.S.B. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of September 30, 2009 and December 31, 2008.

	As of	As of
Mortgage Loan Portfolio Activity	September 30, 2009	December 31, 2008
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,077,841	$5,642,177
Mortgage loans transferred to real-estate owned	(1,476)	(365)
Maturities and principal amount recovered	(790,759)	(563,971)
Mortgage loan par balance at period end	4,285,606	5,077,841
Mortgage loan net premium balance at beginning of the year	9,482	23,393
Net premium on loans transferred to real estate owned	(8)	(2)
Net premium recovery from repurchases	(7)	(21)
Net premium amortization	(2,348)	(13,888)
Mortgage loan net premium balance at period end	7,119	9,482
Mortgage loans held for portfolio	4,292,725	$5,087,323
Allowance for credit losses	(271)
Mortgage loans held for portfolio, net of allowance for credit losses	$4,292,454	$5,087,323

Premium balance as a percent of mortgage loan par amounts	0.17%	0.19%
Average FICO score* at origination	746	746
Average loan-to-value ratio at origination	64.33%	64.26%

*	FICO score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk
As of September 30, 2009, we have not experienced a credit loss on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio. We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of September 30, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio as of September 30, 2009, and we increased our allowance for credit losses by $14,000 from the $257,000 that had been established as of June 30, 2009. We believe the combination of the lender risk account and our provision for loan losses is sufficient to absorb expected credit losses in our mortgage loan portfolio. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio.

The following table presents our mortgage loans past due 90 days or more or in foreclosure, as a percentage of par, as of September 30, 2009 and December 31, 2008.

	As of	As of
Mortgage Loans 90-Days Delinquent or in Foreclosure	September 30, 2009	December 31, 2008
(in thousands, except percentages)

Conventional mortgage loan delinquencies (at par)	$19,816	$8,898
Conventional mortgage loans outstanding (at par)	$4,105,614	$4,872,474
Conventional mortgage loan delinquencies	0.5%	0.2%
Conventional mortgage loan foreclosures	0.3%	0.1%

Government-insured mortgage loan delinquencies (at par)	$33,108	$27,540
Government-insured mortgage loans outstanding (at par)	$179,992	$205,367
Government-insured mortgage loan delinquencies	18.4%	13.4%
Government-insured mortgage loan foreclosures	None	None

As of September 30, 2009, we held six mortgage loans totaling $882,000 classified as real estate owned. As of December 31, 2008, we held one mortgage loan totaling $126,000 classified as real estate owned.

DERIVATIVE ASSETS AND LIABILITIES
We have traditionally used derivatives to hedge advances, consolidated obligations, and mortgage loans under our MPP, and as intermediary swaps for members. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

As of September 30, 2009 and December 31, 2008, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $4.2 million and $32.0 million and derivative liabilities of $259.3 million and $235.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements occurring during the first half of 2009. The differentials between interest receivable and interest payable on some derivatives are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. See Notes 9 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and “—Results of Operations—Other Loss,” for additional information.

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$42,199,811	$291,472	$580,700
Interest-rate caps or floors	10,000	5
Total derivatives designated as hedging instruments	42,209,811	291,477	580,700
Derivatives not designated as hedging instruments
Interest-rate swaps	669,700	13,657	12,289
Interest-rate caps or floors	200,000	59
Total derivatives not designated as hedging instruments	869,700	13,716	12,289
Total derivatives before netting and collateral adjustments	$43,079,511	$305,193	$592,989
Netting adjustments(1)		(284,594)	(284,593)
Cash collateral and related accrued interest		(16,362)	(49,118)
Subtotal netting and collateral adjustments		(300,956)	(333,711)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$4,237	$259,278

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19
Total derivatives designated as hedging instruments	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206
Total derivatives not designated as hedging instruments	976,000	19,198	18,469
Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$694,192
Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)
Subtotal netting and collateral adjustments		(377,350)	(458,775)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

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

Our credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults, net of the value of related collateral. Our maximum counterparty credit risk on our derivatives equals the estimated cost of replacing favorable interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2009 and December 31, 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $4.2 million and $32.0 million, including $19.2 million and $11.0 million of net accrued interest receivable. We held cash collateral of $16.4 million and no securities from our counterparties as of September 30, 2009. We held no cash collateral and $9.0 million in securities from our counterparties as of December 31, 2008. We do not include the fair value of securities from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of September 30, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P, the highest ratings available by an NRSRO. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2009 was $259.3 million, for which we have posted collateral of $56.6 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would not have been required to deliver any additional collateral to our derivative counterparties as of September 30, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	Derivative	Total Net			Net Exposure
	Notional	Exposure at	Collateral		After
Counterparty Credit Exposure by Credit Rating	Amount	Fair Value	Held		Collateral
(in thousands)
AA	$10,920,287	$	$		$
AA–	8,134,333
A+	17,776,542	16,352	16,360	(1)
A	6,248,349	4,237			4,237
Total	$43,079,511	$20,589	$16,360		$4,237

	As of December 31, 2008
	Derivative	Total Net		Net Exposure
	Notional	Exposure at	Collateral	After
Counterparty Credit Exposure by Credit Rating	Amount	Fair Value	Held	Collateral
(in thousands)
AA+	$6,524,654	$	$	$
AA	1,307,816
AA–	10,853,390
A+	7,424,101	31,418	8,961	22,457
A	4,535,483	566		566
Total	$30,645,444	$31,984	$8,961	$23,023

(1)	We hold excess collateral for one counterparty as of Septermber 30, 2009

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty.  As of both September 30, 2009 and December 31, 2008, 14 counterparties represented the total notional amount of our outstanding interest-rate exchange agreements with five and six counterparties rated “AA-“ or higher from an NRSRO, such as S&P or Moody’s. As of September 30, 2009 and December 31, 2008, 44.2% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five and six counterparties rated “AA-“ or higher from and NRSRO. As of September 30, 2009 and December 31, 2008, 100.0% of the notional amount of our outstanding interest-rate exchange agreements were with counterparties with credit ratings of at least “A” or equivalent. See Note 11 in “Part1. Item 1. Financial Statements – Condensed Notes to Financial Statements or information concerning nonperformance risk valuation adjustments.

CONSOLIDATED OBLIGATIONS AND OTHER FUNDING SOURCES
Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations issued on our behalf on which we are the primary obligor. On July 1, 2009, S&P affirmed the Seattle Bank’s long-term counterparty credit rating of “AA+” and improved our ratings outlook from credit watch negative to stable. As of September 30, 2009, our Moody’s rating was “Aaa” with a ratings outlook of stable. On May 7, 2009, Moody’s reaffirmed our long-term rating and outlook. For additional information on the FHLBanks’ consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2008 annual report on Form 10-K.

Consolidated Obligation Discount Notes
Our allocated portion of the FHLBank System’s combined consolidated obligation discount notes outstanding increased by 36.4%, to a par amount of $21.7 billion as of September 30, 2009, from $15.9 billion as of December 31, 2008. During the first six months of 2009, due to the continued volatility and uncertainty in the global capital markets, market demand was primarily for short-term, high-quality financial instruments. As a result, we generally used consolidated obligation discount notes to fund short-term advances and investments. During the third quarter of 2009, the cost to issue consolidated obligation discount notes became less attractive, compared to that of issuing negotiated callable and consolidated obligation bonds (particularly range and step-up consolidated obligation bonds) hedged with interest-rate swaps (i.e., structured funding). As a result, we reduced our use of consolidated obligation discount notes as a proportion of total funding during the third quarter of 2009. When appropriate, we use structured funding to reduce funding costs and manage liquidity and interest-rate risk.

Consolidated Obligation Bonds
Our allocated portion of the par amount of FHLBank System consolidated obligation bonds outstanding decreased 22.6% to a par amount of $29.5 billion as of September 30, 2009, from $38.1 billion as of December 31, 2008. As discussed above, during the third quarter of 2009, we increased our use of structured funding as a percentage of total funding as pricing relating to the issuance of consolidated obligation discount notes became less attrative.

The par amount of variable interest-rate consolidated obligation bonds decreased by $10.0 billion, or 75.4%, to $3.3 billion as of September 30, 2009 from December 31, 2008. The decrease in variable interest-rate consolidated obligation bonds generally corresponded to the decrease in variable interest-rate investments and fixed interest-rate advances swapped to variable interest rates made during the nine months ended September 30, 2009. The interest rates on these consolidated obligation bonds and advances are generally based on the London Interbank Offered Rate (LIBOR).

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

With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes. In the third quarter of 2009, as a result of increased demand for structured funding, we replaced certain of our maturing consolidated obligation bonds and discount notes with structured funding.

Although the balance of our callable consolidated obligation bonds, at $8.4 billion as of September 30, 2009, was essentially unchanged compared to December 31, 2008, the proportion of callable bonds to total funding increased during the third quarter of 2009. The relative changes in our use of callable debt reflects changes in the pricing of unswapped consolidated obligation discount notes relative to callable consolidated obligation bonds with associated interest-rate exchange agreements. As discussed above, during the third quarter of 2009, we increased the use of callable consolidated obligation bonds as part of our increased used of structured funding.

During the three and nine months ended September 30, 2009 and 2008, we called and extinguished certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

The following table summarizes the par value and weighted-average interest rate of the consolidated obligation bonds called and extinguished for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligations Called and Extinguished	2009	2008	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$895,000	$1,946,015	$7,132,255	$14,971,500
Weighted-average interest rate	4.19%	4.81%	4.45%	4.74%

Consolidated Obligations Extinguished
Par value	17,095	10,000	34,170	962,535
Weighted-average interest rate	5.38%	7.38%	5.37%	3.98%
Total par value	$912,095	$1,956,015	$7,166,425	$15,934,035

OTHER FUNDING SOURCES
Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and as a result, these balances fluctuate. Deposits decreased by $297.8 million, to $284.5 million, as of September 30, 2009, compared to December 31, 2008, primarily due to a decrease in demand, overnight, and term deposits. As of September 30, 2009 and December 31, 2008, demand deposits comprised the largest percentage of deposits, representing 88.5% and 66.9% of total deposits. Deposit levels generally vary based on the interest rates paid to our members, our members’ liquidity levels, and market conditions. In addition, to provide short-term, low-cost liquidity, we sell securities under agreements to repurchase those securities. We had no transactions outstanding under such agreements as of September 30, 2009 or December 31, 2008.

Other Liabilities
Other liabilities, primarily consisting of accounts and miscellaneous payable balances, was essentially unchanged as of September 30, 2009, compared to December 31, 2008.

CAPITAL RESOURCES AND LIQUIDITY
Our capital resources consist of stock held by our members and nonmember shareholders, retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Note 8 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources
Our GAAP capital resources decreased by $838.9 million, to $927.4 million, as of September 30, 2009 from the amount as of December 31, 2008. This decrease was primarily driven by OTTI losses on our PLMBS.

Seattle Bank Stock
The Seattle Bank has two classes of stock, Class A stock and Class B, stock as further described below. We reclassify stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. See Notes 1 and 14 in “Part II—Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” of our 2008 annual report on Form 10-K for additional information.

Class A Stock
Class A stock may be issued, redeemed, repurchased, or transferred between shareholders only at a par value of $100 per share. Class A stock may only be issued to satisfy a member’s advance stock purchase requirement for a new advance and cannot be used to meet its other requirements relating to shareholdings. Class A stock is generally redeemable six months after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership and can be repurchased by the Seattle Bank, pursuant to the terms of the Capital Plan. The Board adopted a resolution limiting dividends on Class A stock, if any, to cash payments, subject to any applicable restrictions, and dividends on Class A stock will not necessarily be paid at the same rate as dividends, if any, on Class B stock. As of September 30, 2009 and December 31, 2008, our outstanding Class A stock totaled $158.9 million (of which $24.3 million was classified as mandatorily redeemable stock) and $139.3 million (of which $21.5 million was classified as mandatorily redeemable stock). Of the $24.3 million of mandatorily redeemable Class A stock, all had passed its statutory six-month redemption date. Because we did not meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we were unable to redeem Class A stock at the end of the statutory six-month redemption period.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct our risk-based capital deficiency, the Board suspended the issuance of Class A stock to support new advances, effective June 1, 2009. New advances must be supported by Class B stock, which unlike Class A stock, can be used to increase the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

Class B Stock
Class B stock can be issued, redeemed, repurchased, or transferred between shareholders only at a par value of $100 per share. Class B stock is generally redeemable five years after: (i) written notice from the member; (ii) consolidation or merger of a member with a non-member; or (iii) withdrawal or termination of membership. As of September 30, 2009 and December 31, 2008, our outstanding Class B stock totaled $2.6 billion (including $917.9 million classified as mandatorily redeemable stock) and $2.6 billion (including $896.4 million classified as mandatorily redeemable stock). In addition, as of September 30, 2009 and December 31, 2008, outstanding excess Class B stock redemption requests that were not classified as mandatorily redeemable stock totaled $201.1 million and $195.2 million. All of the Class B stock related to member withdrawals (arising from the acquisition of 18 members by out-of-district institutions, 12 voluntary withdrawal requests, and two redemption requests) has been classified as a liability in  “mandatorily redeemable capital stock” on our Statements of Condition.

The following table shows purchase, transfer, and redemption request activity for Class A and Class B stock classified as shareholder’s equity on the Statement of Condition for the three and nine months ended September 30, 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$135,135	$1,735,280	$117,853	$1,730,287
New member capital stock purchases		1,054		5,961
Existing member capital stock purchases		514	19,535	4,051
Total capital stock purchases		1,568	19,535	10,012
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals/involuntary redemptions		(18,857)	(2,253)	(22,767)
Voluntary redemptions	(572)		(572)
Total capital stock reclassified to mandatorily redeemable stock	(572)	(18,857)	(2,825)	(22,767)
Cancellation of membership withdrawal		183		262
Transfers of capital stock between unaffiliated members
(previously classified as mandatorily redeemable capital stock)				380
Balance, end of period	$134,563	$1,718,174	$134,563	$1,718,174

Effective October 7, 2008, we reclassified Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder that is no longer able to enter into new borrowing arrangements with us and transferred its Class A and Class B stock to mandatorily redeemable capital stock on the Statement of Condition. As of September 30, 2009, this former member held $21.5 million in Class A stock and $750.8 million in Class B stock.

Effective July 1, 2009, in conjunction with its asset and stock transfer to BANA, we reclassified $18.5 million of Merrill Lynch Bank USA’s Class B stock to “mandatorily redeemable capital stock” on our Statement of Condition.

Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock
The Board approved the December 2006 amendments to our Capital Plan with the expectation that they would encourage new borrowing by Seattle Bank members and simplify the terms and provisions of the Capital Plan. Key amendments made to the Capital Plan included provisions for Class A stock and members’ access to an excess stock pool, which before it expired in October 2008, could be used to support certain additional advances without requiring a member to purchase additional stock.

In December 2007, we requested approval from the Finance Agency to remove the 50% limitation it had previously imposed on Seattle Bank dividends and allow us to introduce a modest excess Class B stock repurchase program in 2008. In April 2008, the Finance Agency notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with U.S. GAAP, but not to allow the bank to repurchase excess Class B stock at that time. We retained the ability to redeem Class B stock following the expiration of the statutory five-year redemption period.

In February 2008, we amended our Capital Plan to: (i) allow for transfers of excess stock, at par value, between unaffiliated members, pursuant to the requirements of the Capital Plan; and (ii) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. Allowing the transfer of excess stock between unaffiliated members was designed to provide some flexibility to members with excess stock, given the existing restrictions on repurchases of Class B stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement offers us greater flexibility in our capital management practices, which is critical to effectively managing growth, changes in our advance business, or increasing capital. Any changes to our advance stock purchase requirement would only be applied prospectively to new or renewing advances.

During the first nine months of 2009 and in 2008, the significant reduction in the market value and demand for MBS adversely impacted the unrealized market value loss of the PLMBS held by a number of banks in the FHLBank System, including the Seattle Bank. As a result, a number of FHLBanks voluntarily suspended dividend payments and stock repurchases in order to conserve regulatory and GAAP capital. As a result of these market value declines, we reported unrealized market value losses of $675.1 million and $2.1 billion as of September 30, 2009 and December 31, 2008 and risk-based capital deficiencies as of June 30, 2009, March 31, 2009, and December 31, 2008. During the second quarter of 2009, the Board approved the following actions to encourage stock ownership within our cooperative:

•	Through December 31, 2009, redemption cancellation fees are waived for rescinding notice of intent to withdraw from membership or notice to redeem excess stock;
•	Redemption cancellation fees are waived on transfers of excess Class A or Class B stock from a member or successor to another member; and
•	Issuance of Class A stock to support new advances is suspended.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of any dividends to our members. Our net loss was $93.8 million and $144.3 million for the three and nine months ended September 30, 2009, compared to a net loss of $18.8 million for the three months ended September 30, 2008 and net income of $41.8 million for the nine months ended September 30, 2008.

Dividends
Under our Capital Plan, our Board can declare and pay dividends either in cash or stock (although pursuant to Board resolution, Class A stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Agency issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than 1% of its total assets. As of September 30, 2009, the Seattle Bank had excess stock of $1.4 billion, or 2.5% of total assets.

In May 2005, the Finance Agency accepted our business plan which was initially implemented under the terms of a written agreement with the Finance Agency in December 2004 and subject to our adoption of certain dividend and stock repurchase restrictions. To meet the regulator’s conditions, our Board adopted these policies:

•	suspending indefinitely the declaration or payment of any dividend and providing that any future dividend declaration or payment may be made only after prior approval of the Finance Agency, and
•	suspending indefinitely the repurchase of any Class B stock, except for a limited amount of excess Class B stock repurchases that may be made after prior approval of the Finance Agency.

The termination of the written agreement in January 2007 did not affect the above-described restrictions on Class B stock repurchases. However, in December 2006, we were granted a waiver of certain restrictions on the bank’s authority to pay quarterly cash dividends, within certain parameters, which generally limited dividends to 50% of the current year’s net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target had been met and the Finance Agency had removed our dividend restrictions. In April 2008, the Finance Agency notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends on stock without prior approval by the Finance Agency.

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

Policy Indicator
Dividend Parameters	Suspended	Restricted	Unrestricted
Retained Earnings	< 85% of target	85% <= target <=100%	>= 100%
Market value of equity (MVE) to book value of equity (BVE)	MVE/BVE < 85%	85% <= MVE/BVE <=95%	MVE/BVE > 95%

As of September 30, 2009, retained earnings was 11.0% of target and our MVE/BVE was 63.9% of target.

Retained Earnings/Accumulated Deficit
In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Agency guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, our market risk, credit risk, and operations risk. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. As of September 30, 2009, our retained earnings target was $641.0 million. We continue to work on enhancing our methodology for determining our retained earnings target. Further, as discussed above, in June 2009, the Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends.

We reported retained earnings of $70.2 million as of September 30, 2009, an increase of $149.1 million from the accumulated deficit of $78.9 million as of December 31, 2008, primarily resulting from our adoption of the new OTTI accounting guidance, under which we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009 with a related adjustment to accumulated other comprehensive loss, partially offset by our 2009 year-to-date loss of $144.3 million.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss was $995.5 million as of September 30, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of the FASB’s new OTTI accounting guidance as of January 1, 2009, we recognized a $293.4 million cumulative-effect adjustment as an increase to our retained earnings as of January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. The following tables provide information regarding the components of other comprehensive loss for the three and nine months ended September 30, 2009 and the components of accumulated other comprehensive loss for the nine months ended September 30, 2009.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Comprehensive Income (Loss)	2009		2008	2009	2008
(in thousands)
Non-credit portion of OTTI loss on HTM securities	$(80,166)	$		$(1,160,512)	$
Reclassification adjustment into earnings relating to non-credit
portion of OTTI loss on HTM securities	125,287			183,858
Accretion of non-credit portion of OTTI loss on HTM securities	89,203			169,884
HTM securities, net	134,324			(806,770)
Change in unrealized losses on AFS securities	108,243			108,243
Pension benefits	40		(159)	(649)		(159)
Other comprehensive income (loss)	$242,607		$(159)	$(699,176)		$(159)

		Held-To-Maturity	Available-For-Sale
Accumulated Other Comprehensive Loss	Benefit Plans	Securities	Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$	$	$(2,939)
Cumulative effect of adjustment to opening balance relating to
new OTTI guidance		(293,415)		(293,415)
Reclassification of non-credit portion of OTTI loss on HTM securities
to AFS securities		692,000	(692,000)
Net change during the period	(649)	(806,770)	108,243	(699,176)
Accumulated other comprehensive loss, September 30, 2009	$(3,588)	$(408,185)	$(583,757)	$(995,530)

Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. With the exception of risk-based capital, we were in compliance with all of these statutory capital requirements, which are described below, as of September 30, 2009 and December 31, 2008. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.

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

Only permanent capital, defined as retained earnings and Class B stock (including mandatorily redeemable Class B stock), can satisfy the risk-based capital requirement. Class A stock (including mandatorily redeemable Class A stock) and accumulated other comprehensive losses are not considered permanent capital and, thus, are excluded when determining compliance with risk-based capital requirements. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2009 and December 31, 2008.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	September 30, 2009	December 31, 2008
(in thousands)
Permanent Capital
Class B stock	$1,718,174	$1,730,287
Mandatorily redeemable Class B stock	917,855	896,400
Retained earnings (accumulated deficit)	70,206	(78,876)
Permanent capital	$2,706,235	$2,547,811
Risk-Based Capital Requirement
Credit risk	541,605	154,760
Market risk	1,451,757	1,927,548
Operations risk	598,009	624,692
Risk-based capital requirement	$2,591,371	$2,707,000

Risk-based capital surplus (deficiency)	$114,864	$(159,189)

The decrease in our risk-based capital requirement as of September 30, 2009, compared to December 31, 2008, primarily reflected the decreased market-risk component of our risk-based capital requirement resulting from the improved market values of some of our PLMBS, partially offset by an increased credit-risk component requirement resulting from credit rating downgrades on some of our PLMBS. The operations-risk requirement decreased slightly because it is calculated as a percentage of the sum of the market- and credit-risk components. We expect that our risk-based capital requirement will fluctuate with market conditions.

Regulatory Capital-to-Assets Ratio
We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A stock (including mandatorily redeemable Class A stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum regulatory capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of September 30, 2009, our regulatory capital to assets ratio was 5.30%. Until the capital markets operate more normally, we expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target.

The following table presents our regulatory capital-to-assets ratios as of September 30, 2009 and December 31, 2008.

	As of	As of
Regulatory Capital-to-Assets Ratios	September 30, 2009	December 31, 2008
(in thousands, except percentages)
Minimum Board-approved capital (4.05% of total assets)	$2,190,540	$2,363,648
Total regulatory capital	2,865,099	2,687,140
Regulatory capital-to-assets ratio	5.30%	4.60%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Primarily for the same reasons that resulted in the significant increase in our regulatory capital-to-assets ratio, our leverage ratio also significantly increased as of September 30, 2009 from December 31, 2008.

The following table presents our leverage ratios as of September 30, 2009 and December 31, 2008.

	As of	As of
Leverage Ratios	September 30, 2009	December 31, 2008
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,704,370	$2,918,085
Leverage capital (includes
1.5 weighting factor applicable to permanent capital)	4,218,217	3,961,046
Leverage ratio (leverage capital as a percentage of total assets)	7.80%	6.79%

Capital Classification
On January 30, 2009, the Finance Agency published an interim final rule and on July 30, 2009 published a final rule implementing the PCA provisions of the Housing Act. The rule established four capital classifications for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory restrictions (and discretionary restrictions may be imposed), including institution of a capital restoration plan.

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

In August 2009, we received notification from the Finance Agency that, based on the Seattle Bank’s risk-based capital deficiency as of March 31, 2009, the Seattle Bank’s final capital classification was “undercapitalized.” A similar determination was made by the Finance Agency based on the Seattle Bank’s risk-based capital deficiency as of June 30, 2009. Although the Finance Agency recognized the initial steps taken by the Seattle Bank in response to the Finance Agency’s preliminary notification, in addition to the reported risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the Finance Agency noted the deterioration in the value of our PLMBS, our accumulated other comprehensive loss stemming from that deterioration, the level of our retained earnings in comparison to the other comprehensive loss, and our market value of equity compared to the par value of outstanding stock.

Restrictions applicable to an FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, include a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank must submit a capital restoration plan to the Finance Agency for approval. In addition, the mandatory restrictions include: an asset growth restriction such that current quarter average total assets of the FHLBank may not exceed average total assets of the previous quarter (unless the Director of the Finance Agency determines the increase is consistent with an approved capital restoration plan and meets other requirements); and prior approval by the Finance Agency of any new business activity.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised proposed capital restoration plan and the Finance Agency approved an extension to December 6, 2009. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Failure to obtain approval of our rivsed capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our proposed capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions), which could negatively impact demand for our advances, our financial performance, and business in general.

Although as of September 30, 2009 the Seattle Bank met all of our regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the Seattle Bank’s capital classification as undercapitalized. All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including not redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

See “Part I. Item 1. Business—Statutory Capital Requirements” in our 2008 annual report on Form 10-K for additional information on consequences for FHLBanks that are determined not to be adequately capitalized.

Liquidity
We are required to maintain liquidity in accordance with federal laws and regulations and policies established by our Board. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members’ credit and liquidity needs, while complying with regulatory requirements and Board-established policies, without maintaining excessive holdings of low-yielding liquid investments or incurring unnecessarily high borrowing costs. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and maturities of short-term investments. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased, and securities sold under agreements to repurchase. Member deposits and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions, changes in demand for FHLBank System debt, or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of September 30, 2009 and December 31, 2008.

	As of	As of
Unpledged Qualifying Assets	September 30, 2009	December 31, 2008
(in thousands)
Outstanding debt	$51,432,576	$54,468,680
Aggregate qualifying assets	54,028,184	58,278,884

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, in March 2009, the Finance Agency issued final guidance formalizing its request in the fourth quarter 2008 for increases in liquidity of FHLBanks. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, such as federal funds and securities purchased under agreements to resell, in an amount at least equal to an FHLBank’s anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that, during that time, members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that, during that period, an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. As of September 30, 2009, we held larger-than-normal balances of overnight federal funds and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance and ensure adequate liquidity availability for member advances.

As of September 30, 2009 and December 31, 2008, we were in compliance with all other federal laws and regulations and policies established by our Board relating to liquidity.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (Lending Agreements) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint-and-several liability as all other consolidated obligations. The terms of any borrowing are agreed to at the time of issuance. Loans under a Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009, the Seattle Bank had provided the U.S. Treasury with a listing of advance collateral totaling $24.4 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of November 12, 2009, no FHLBank had drawn on this available source of liquidity. The Lending Agreements are scheduled to expire on December 31, 2009.

For additional information on our statutory liquidity requirements and ending Agreement, see “Part I. Item 1. Business—Regulation—Liquidity Requirements”, in our 2008 annual report on Form 10-K.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of September 30, 2009.

	As of September 30, 2009
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$32,752						$32,752
Consolidated obligation bonds (at par) (1)	20,466,255	$4,324,795		$2,449,500		$2,294,270	29,534,820
Derivative liabilities	259,278						259,278
Mandatorily redeemable capital stock	147,179	17,458		777,519			942,156
Operating leases	3,174	6,602		1,989			11,765
Total contractual obligations	$20,908,638	$4,348,855		$3,229,008		$2,294,270	$30,780,771
Other Commitments
Commitments for additional advances	$2,140	$4,400	$		$		$6,540
Standby letters of credit	761,127	118,013					879,140
Standby bond purchase agreements		48,715					48,715
Unused lines of credit and other commitments	50,000						50,000
Total other commitments	$813,267	$171,128	$		$		$984,395

(1)	Does not include discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
The Seattle Bank recorded net losses of $93.8 million and $144.3 million for the three and nine months ended September 30, 2009, compared to a net loss of $18.8 million for the three months ended September 30, 2008 and net income of $41.8 million for the nine months ended September 30, 2008. The declines in net income from operations for the three and nine months ended September 30, 2009 were primarily due to significant increases in OTTI credit losses on certain of our PLMBS (further discussed in “—Other Income” below).

Net interest income increased by $4.7 million and $12.0 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increases in net interest income were primarily driven by more favorable debt funding costs and by increased investment interest income.

 Our net loss on early extinguishment of consolidated obligations and other expenses declined for the three and nine months ended September 30, 2009, compared to the same periods in 2008, and AHP/REFCORP assessments declined for the nine months ended September 30, 2009 compared to the same period in 2008. While these factors improved net income, they were offset by: the OTTI credit losses; decreases in net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2009, compared to the same periods in 2008; and the negative impact of the reversal of 2008 year-to-date AHP/REFCORP assessments for the three months ended September 30, 2008.

Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Our net interest income consists of interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings. Our net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest-rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income. Between September 30, 2009 and September 30, 2008, the Federal Reserve Open Market Committee reduced its target for the federal funds rate from 2.00% to between 0% and 0.25%, in an effort to stimulate the U.S. economy. As a result of our significant holdings of short-term advances and investments, we expect net interest income to continue to be unfavorably impacted by the lower federal funds rates.

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2009 and 2008. The tables also present interest-rate spread between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, as well as net interest margin (i.e., net interest income divided by the average balance of total interest-earning assets), for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,
	2009			2008
		Interest			Interest
Average Balances, Interest Income and	Average	Income/	Average	Average	Income/	Average
Expense, and Average Yields	Balance	Expense	Yield	Balance	Expense	Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$26,666,215	$76,223	1.13	$37,357,847	$271,872	2.90
Mortgage loans held for portfolio	4,424,916	53,382	4.79	5,284,140	66,070	4.97
Investments (1)	20,298,586	54,245	1.00	25,761,279	184,967	2.86
Other interest-earning assets	60,993	24	0.16	4,080	21	2.04
Total interest-earning assets	51,450,710	183,874	1.39	68,407,346	522,930	3.04

Other assets	194,110			295,334

Total assets	$51,644,820			$68,702,680

Interest-Bearing Liabilities:
Consolidated obligations	$48,645,742	$135,818	1.11	$63,883,881	$471,162	2.93
Deposits	522,659	158	0.12	1,080,071	5,264	1.94
Mandatorily redeemable capital stock	941,972			112,328	390	1.38
Other borrowings	1,436			479,564	2,920	2.42
Total interest-bearing liabilities	$50,111,809	$135,976	1.08	$65,555,844	$479,736	2.91

Other liabilities	685,948			425,532
Capital	847,063			2,721,304

Total liabilities and capital	$51,644,820			$68,702,680

Net interest income before provision for credit losses		$47,898			$43,194

Interest-rate spread			0.31			0.13
Net interest margin			0.34			0.25

	For the Nine Months Ended September 30,
	2009			2008
		Interest			Interest
Average Balances, Interest Income and	Average	Income/	Average	Average	Income/	Average
Expense, and Average Yields	Balance	Expense	Yield	Balance	Expense	Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$31,078,337	$366,360	1.58	$38,544,491	$1,004,342	3.48
Mortgage loans held for portfolio	4,727,960	180,799	5.11	5,440,575	205,341	5.04
Investments (1)	18,677,607	174,070	1.19	23,361,088	552,099	3.16
Other interest-earning assets	123,271	203	0.22	2,092	37	2.35
Total interest-earning assets	54,607,175	721,432	1.74	67,348,246	1,761,819	3.49

Other assets	218,468			362,568

Total assets	$54,825,643			$67,710,814

Interest-Bearing Liabilities:
Consolidated obligations	$51,413,428	$550,206	1.43	$63,107,683	$1,580,248	3.34
Deposits	605,390	885	0.20	1,083,629	19,598	2.42
Mandatorily redeemable capital stock	928,003			92,412	1,008	1.46
Other borrowings	1,665			161,455	2,929	2.42
Total interest-bearing liabilities	$52,948,486	$551,091	1.39	$64,445,179	$1,603,783	3.32

Other liabilities	658,531			573,887
Capital	1,218,626			2,691,748

Total liabilities and capital	$54,825,643			$67,710,814

Net interest income before provision for credit losses		$170,341			$158,036

Interest-rate spread			0.35			0.17
Net interest margin			0.39			0.31

(1)
Investment securities include HTM and AFS securities. The average balances of HTM securities and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.

For the three and nine months ended September 30, 2009, the average composition of our interest-earning assets changed significantly from the same periods in 2008, with decreases in all major asset portfolios. The average balances of our advances and investments decreased, reflecting decreased demand for advances as our borrowers experienced increased customer deposits and reduced their asset balances and our earlier deicsion to limit short-term unsecured investing. The further reduction in mortgage loans held for portfolio reflected our decision in early 2005 to exit the MPP, which led to our discontinuing the purchase of new mortgage loans. Significantly lower prevailing interest rates impacted most of our interest-earning assets and interest-bearing liabilities, but had the most impact on our advance, investment, and consolidated obligation portfolios, where yields declined significantly for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2009 v. 2008			2009 v. 2008
	Increase (Decrease)			Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(62,573)	$(133,076)	$(195,649)	$(166,866)	$(471,116)	$(637,982)
Investments	(26,611)	(104,111)	(130,722)	(78,787)	(299,242)	(378,029)
Mortgage loans held for portfolio	(10,250)	(2,438)	(12,688)	(27,219)	2,677	(24,542)
Other loans	112	(109)	3	230	(64)	166
Total interest income	(99,322)	(239,734)	(339,056)	(272,642)	(767,745)	(1,040,387)
Interest Expense
Consolidated obligations	(92,865)	(242,479)	(335,344)	(251,833)	(778,209)	(1,030,042)
Mandatorily redeemable capital stock	1,703	(2,093)	(390)	908	(1,916)	(1,008)
Deposits	(1,812)	(3,294)	(5,106)	(6,070)	(12,643)	(18,713)
Other borrowings	(1,458)	(1,462)	(2,920)	(1,457)	(1,472)	(2,929)
Total interest expense	(94,432)	(249,328)	(343,760)	(258,452)	(794,240)	(1,052,692)
Change in net interest income before
provision for credit losses	$(4,890)	$9,594	$4,704	$(14,190)	$26,495	$12,305

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased significantly for the three and nine months ended September 30, 2009, compared to the same periods in 2008. For the three and nine months ended September 30, 2009, the decreases were primarily due to significantly lower short-term interest rates.

During the three and nine months ended September 30, 2009, compared to the same periods in 2008, we experienced a larger decrease in the average cost on our interest-bearing liabilities than in the average yield on our interest-earning assets, increasing our interest-rate spread by 18 basis points to 31 and 35 basis points. The improvement of our interest-rate spread primarily resulted from a reduction in the average cost of our consolidated obligations.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Increase/			Percent Increase/
Interest Income	2009	2008	(Decrease)	2009	2008	(Decrease)
(in thousands, except percentages)
Advances	$74,354	$271,851	(72.6)	$358,858	$982,384	(63.5)
Prepayment fees on advances, net	1,869	21	8,800.0	7,502	21,958	(65.8)
Subtotal	76,223	271,872	(72.0)	366,360	1,004,342	(63.5)
Short-term and held-to-maturity investments	54,245	184,966	(70.7)	174,070	552,098	(68.5)
Interest-bearing deposits	24		N/A	203		N/A
Available-for-sale securities		1	(100.0)		1	(100.0)
Mortgage loans held for portfolio	53,382	66,070	(19.2)	180,799	205,341	(12.0)
Loans to other FHLBanks		21	(100.0)		37	(100.0)
Total interest income	$183,874	$522,930	(64.8)	$721,432	$1,761,819	(59.1)

    Total interest income decreased for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to significant decreases in both yields and volumes on advances and investments.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 72.6% and 63.5% for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These declines were due to declines in both yield and average advance volume. The average yield on advances (including prepayment fees) decreased by 177 and 190 basis points to 1.13% and 1.58% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to significant declines in prevailing short-term interest rates. This decline was magnified because our advance portfolio during the first half of 2009 was heavily weighted toward short-term advances. Further, average advance volume declined $10.7 billion and $7.5 billion for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to decreased advance activity with our largest borrowers, although we had generally decreased advance demand across the membership in the first half of 2009.

For the three and nine months ended September 30, 2009, new advances totaled $5.0 billion and $38.0 billion and maturing advances totaled $8.4 billion and $49.9 billion. Advance activity for the three and nine months ended September 30, 2009 was significantly below the advance activity for the same periods in 2008, when new advances totaled $39.3 billion and $101.5 billion and maturing advances totaled $29.6 billion and $100.7 billion.

We expect that advance volumes and associated advance interest income will continue the decline that began in the fourth quarter of 2008 as a result of the acquisition of our then largest member, Washington Mutual Bank, F.S.B. by JPMorgan Chase, a non-member institution. As of September 30, 2009, approximately 75% of advances outstanding to JPMorgan Chase Bank, N.A. as of December 31, 2008 had matured. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

Prepayment Fees on Advances
For the three and nine months ended September 30, 2009, we recorded net prepayment fee income on advances of $1.9 million and $7.5 million, primarily resulting from fees charged to borrowers that prepaid $81.0 million and $3.7 billion in advances. Prepayment fees on hedged advances are partially offset by termination fees charged on the cancellation of interest-rate exchange agreements hedging those advances. Borrowers prepaid $33.2 million and $8.8 billion in advances during the three and nine months ended September 30, 2008, resulting in net prepayment fee income of $21,000 and $22.0 million.

Short-Term and Held-to-Maturity Investments
Interest income from investments, which includes short-term investments and long-term HTM and AFS investments, decreased by 70.7% and 68.5% for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases primarily resulted from significantly lower average yields on investments, a higher proportion of lower-yielding short-term investments to our total investment portfolio, and a lower average balance of total investments during the three and nine months ended September 30, 2009, compared to the same periods in 2008.

Mortgage Loans Held for Portfolio
Interest income from mortgage loans held for portfolio decreased by 19.2% and 12.0% for the three and nine months ended September 30, 2009, compared to the same periods in 2008. These decreases were primarily due to a continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $859.2 million and $712.6 million, to $4.4 billion and $4.7 billion, for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to receipt of principal payments. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Increase/			Percent Increase/
Interest Expense	2009	2008	(Decrease)	2009	2008	(Decrease)
(in thousands, except percentages)

Consolidated obligations - discount notes	$9,826	$150,617	(93.5)	$63,224	$414,881	(84.8)
Consolidated obligations - bonds	125,992	320,545	(60.7)	486,982	1,165,367	(58.2)
Deposits	158	5,264	(97.0)	885	19,598	(95.5)
Securities sold under agreements to repurchase		2,919	(100.0)		2,924	(100.0)
Mandatorily redeemable capital stock		390	(100.0)		1,008	(100.0)
Other borrowings		1	(100.0)		5	(100.0)
Total interest expense	$135,976	$479,736	(71.7)	$551,091	$1,603,783	(65.6)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 93.5% and 84.8% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower prevailing interest rates. Investor demand for high-quality, short-term debt instruments continued to be relatively strong during the third quarter of 2009. The average yield on our consolidated obligation discount notes declined by 208 and 219 basis points for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The average balance of our consolidated obligation discount notes decreased by 29.4%, to $18.5 billion for the three months ended September 30, 2009, compared to the same period in 2008, and decreased by 5.7%, to $20.1 billion, for the nine months ended September 30, 2009, compared to the same period in 2008.

Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 60.7% and 58.2% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the decreased issuances of longer-term consolidated obligation bonds and lower prevailing interest rates. During the third quarter of 2009, demand for longer-term debt generally remained low, which negatively impacted the interest rates on these types of instruments. The average balance of our consolidated obligation bonds decreased by 20.0% and 25.1%, to $30.2 billion and $31.4 billion, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.  Average yields on such bonds declined by 172 and 164 basis points, to 1.66% and 2.08%, for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

Deposits
Interest expense on deposits decreased by 97.0% and 95.5% for the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to decreases of 182 and 222 basis points in the average interest rate paid on deposits and $557.4 million and $478.2 million decreases in the average balance of deposits. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions.

Mandatorily Redeemable Stock
Although the average balance of mandatorily redeemable stock increased by $829.6 million and $835.6 million to $942.0 million and $928.0 million, interest expense was zero for the three and nine months ended September 30, 2009, due to our suspension of dividends.

Effect of Derivatives and Hedging on Net Interest Income
The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30, 2009
Gain/(Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain/(Loss) on Derivatives	(Loss)/Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(20,488)	$18,792	$(1,696)	$(89,708)
Consolidated obligation bonds	54,897	(52,526)	2,371	64,836
Consolidated obligation discount notes	(3,636)	4,959	1,323	10,065
Total	$30,773	$(28,775)	$1,998	$(14,807)

	For the Three Months Ended September 30, 2008
(Loss)/Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(359)	$(3,037)	$(3,396)	$(23,166)
Consolidated obligation bonds	(20,184)	22,559	2,375	53,783
Consolidated obligation discount notes	(227)	459	232	65
Total	$(20,770)	$19,981	$(789)	$30,682

	For the Nine Months Ended September 30, 2009
(Loss)/Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$(10,560)	$4,847	$(5,713)	$(217,953)
Consolidated obligation bonds	(213,529)	207,445	(6,084)	181,597
Consolidated obligation discount notes	(562)	3,081	2,519	19,016
Total	$(224,651)	$215,373	$(9,278)	$(17,340)

	For the Nine Months Ended September 30, 2008
(Loss)/Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss)/Gain on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
(in thousands)
Advances	$3,506	$(5,256)	$(1,750)	$(50,403)
Consolidated obligation bonds	(51,750)	61,210	9,460	141,815
Consolidated obligation discount notes	(227)	459	232	65
Total	$(48,471)	$56,413	$7,942	$91,477

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements had net unfavorable effects on our net interest income for the three and nine months ended September 30, 2009, compared to net favorable effects on our net interest income for the three and nine months ended September 30, 2008. During the three months and nine months ended September 30, 2009 and 2008, we held higher notional balances in interest-rate exchange agreements hedging consolidated obligation bonds and discount notes than those hedging advances. The effective conversion of our advances and consolidated obligations to short-term variable interest rates, combined with changes in short-term interest rates, resulted in decreases in net interest income for the three and nine months ended September 30, 2009 and increases in net interest income for the three and nine months ended September 30, 2008.

Other Loss
Other loss includes member service fees, net OTTI credit-related losses, net realized gain on HTM securities, net gain (loss) on derivatives and hedging activities, net realized loss on the early extinguishment of consolidated obligations, and other miscellaneous (loss) income not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other loss for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Increase/			Percent Increase/
Other Loss	2009	2008	(Decrease)	2009	2008	(Decrease)
(in thousands, except percentages)

Service fees	$845	$453	86.5	$1,989	$1,344	48.0
Net realized (loss) gain from sale of HTM securities			N/A		1,374	(100.0)
Net OTTI credit loss	(130,100)	(49,830)	(161.1)	(263,519)	(49,830)	(428.8)
Net gain (loss) on derivatives and hedging activities	2,553	5,557	(54.1)	(8,413)	17,605	(147.8)
Net realized (loss) gain on early extinguishment of
consolidated obligations	(301)	(2,541)	88.2	(5,268)	(25,213)	79.1
Other income (loss), net	(15)	19	(178.9)	2	(89)	102.2
Total other loss	$(127,018)	$(46,342)	(174.1)	$(275,209)	$(54,809)	(402.1)

Total other loss increased by $80.7 million and $220.4 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to $80.3 million and $213.7 million increases in the credit-related portion of OTTI losses on HTM securities and $3.0 million and $26.0 million increases in net gain (loss) on derivatives and hedging activities. These increases were offset by $2.2 million and $19.9 million decreases in net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net Other-Than-Temporary Impairment Credit Losses
For the three and nine months ended September 30, 2009, we recognized OTTI credit losses related to our PLMBS of $130.1 million and $263.5 million, compared to $49.8 million for the three and nine months ended September 30, 2008.

The following tables summarize key information as of September 30, 2009 and 2008 and for the three and nine months ended September 30, 2009 on the PLMBS on which we recorded OTTI losses in 2009.

	As of September 30, 2009
	Held-to-Maturity Securities					Available-for Sale Securities
	Unpaid			Gross		Unpaid
	Principal	Amortized	Carrying	Unrealized	Fair	Principal	Amortized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value	Balance	Cost	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728
Total OTTI	$827,074	$752,958	$344,773	$408,185	$400,724	$1,447,256	$1,248,485	$664,728

	As of December 31, 2008
	Held-to-Maturity Securities
	Unpaid			Gross
	Principal	Amortized	Carrying	Unrealized	Fair
Other-than-Temporarily Impaired Securities	Balance	Cost	Value (2)	Losses	Value
(in thousands)
Alt -A private-label mortgage-backed securities (1)	$546,478	$546,442	$546,442	$304,243	$242,199
Total OTTI	$546,478	$546,442	$546,442	$304,243	$242,199

(1)	Classification based on originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	This table does not include gross unrealized gains; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
	OTTI	OTTI	Total	OTTI	OTTI	Total
	Related to	Related to All	OTTI	Related to	Related to All	OTTI
Other-than-Temporarily Impaired Securities	Credit Loss	Other Factors	Loss	Credit Loss	Other Factors	Loss
(in thousands)
Alt -A private-label mortgage-backed securities	$130,100	$(45,121)	$84,979	$263,519	$976,654	$1,240,173

Under the FASB guidance in effect prior to January 1, 2009, we recorded total OTTI charges of $49.8 million in our Statement of Operations for the three and nine months ended September 30, 2008, on PLMBS in our held-to-maturity portfolio.

Key inputs and assumptions used to measure the amount of credit loss related to PLMBS include prepayments, default rates and loss severity. To discount expected cash flows expected to be collected, we use the interest rate in effect prior to impairment. See “—Financial Condition—Investments—Other-Than-Temporary Impairment Assessment” for additional information.

Net Realized Gain on Held-to-Maturity Securities
In June 2008, we sold $500.0 million of investments in other FHLBanks’ consolidated obligations, resulting in a net gain of $1.4 million for the nine months ended September 30, 2008. There was no comparable activity for the three or nine months ended September 30, 2009.

Net Gain (Loss) on Derivatives and Hedging Activities
For the three and nine months ended September 30, 2009, we recorded a net gain of $2.6 million and a net loss of $8.4 million on derivatives and hedging activities, compared to net gains of $5.6 million and $17.6 million for the same periods in 2008. These changes are discussed below.

Advances
For the three and nine months ended September 30, 2009, we recognized a net loss of $1.7 million and net loss of $5.7 million, compared to net losses of $3.4 million and $1.7 million for the same periods in 2008.

Consolidated Obligation Bonds
For the three and nine months ended September 30, 2009, we recognized a net gain of $2.4 million and a net loss of $6.1 million, compared to net gains of $2.4 million and $9.5 million for the same periods in 2008.

Consolidated Obligation Discount Notes
For the three and nine months ended September 30, 2009, we recognized net gains of $1.3 million and $2.5 million compared to net gains of $232,000 for the same periods in 2008.

Net gains and losses above on derivative and hedging activities represent ineffectiveness in fair value hedge relationships.

Economic Hedges
For the three and nine months ended September 30, 2009, we recorded net gains of $555,000 and $865,000 compared to net gains of $6.3 million and $9.6 million for the same periods in 2008. These net gains are discussed by derivative type below.

Caps and Floors
As of September 30, 2009, we held $200.0 million notional amount of interest-rate caps that were used to economically hedge changes in the fair value of our assets and liabilities, compared to $260.0 million notional amount of interest-rate caps and $150.0 million notional amount of interest-rate floors as of September 30, 2008. We held no interest-rate floors as of September 30, 2009. Our recorded net losses related to interest-rate caps and floors were $36,000 and $147,000 for the three and nine months ended September 30, 2009, compared to a net loss of $922,000 and $758,000 for the same periods in 2008.

Swaptions
For the nine months ended September 30, 2008, we recorded a net gain of $1.6 million on $850 million notional of swaptions purchased at a cost of $14.4 million to economically hedge the fair value of our mortgage loan portfolio and to reduce our negative convexity of equity. There was no comparable activity during the three months ended September 30, 2008 or for the three and nine months ended September 30, 2009.

Interest-Rate Swaps
For the three and nine months ended September 30, 2009, we recorded net gains of $591,000 and $1.0 million on interest-rate swaps economically hedging our consolidated obligations and advances, compared to net gains of $7.3 million and $8.8 million relating to such interest-rate swaps for the same periods in 2008.

Net Realized Loss on Early Extinguishment of Consolidated Obligations
During the three and nine months ended on September 30, 2009, we recorded net losses of $150,000 and $4.1 million related to calls of consolidated obligations and $152,000 and $1.2 million in net losses on extinguishments of consolidated obligations, net of interest rate exchange agreement cancellations. During the same periods of 2008, we recorded net losses of $114,000 and $8.4 million on consolidated obligation calls and net losses of $2.4 million and $16.9 million on extinguishment of consolidated obligations, net of interest rate exchange agreement cancellations.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligations Called and Extinguished	2009	2008	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$895,000	$1,946,015	$7,132,255	$14,971,500
Weighted-average interest rate	4.19%	4.81%	4.45%	4.74%

Consolidated Obligations Extinguished
Par value	17,095	10,000	34,170	962,535
Weighted-average interest rate	5.38%	7.38%	5.37%	3.98%
Total par value	$912,095	$1,956,015	$7,166,425	$15,934,035

We call and extinguish debt primarily to lower the relative cost of our debt in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, provision for credit loss on receivable, and other items, which consist primarily of mortgage loan administrative fees paid to vendors related to our mortgage loans held for portfolio. The following table presents the components of our other expense for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Increase/			Percent Increase/
Other Expense	2009	2008	(Decrease)	2009	2008	(Decrease)
(in thousands, except percentages)

Operating:
Compensation and benefits	$8,579	$6,240	37.5	$22,173	$18,832	17.7
Occupancy cost	1,316	1,279	2.9	3,595	3,556	1.1
Other operating	3,710	3,199	16.0	10,167	10,008	1.6
Finance Agency	446	502	(11.2)	1,389	1,507	(7.8)
Office of Finance	494	575	(14.1)	1,430	1,462	(2.2)
Provision for credit loss on receivable		10,430	(100.0)		10,430	(100.0)
Other	127	155	(18.1)	407	393	3.6
Total other expense	$14,672	$22,380	(34.4)	$39,161	$46,188	(15.2)

Total other expense decreased by $7.7 million and $7.0 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the $10.4 million charge-off of our outstanding account receivable with LBSF, which filed for bankruptcy protection in October 2008. See “—Financial Condition—Derivative Assets and Liabilities” for more information related to LBSF.

Increased compensation and benefit expense of $2.3 million and $3.3 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, partially offset the overall decrease in other expense.  These increases resulted from increased compensation and benefits expense due to contractor conversions to employees during 2008 and a supplemental employee retirement fund contribution of $1.8 million recorded in September 2009.

Assessments
AHP and REFCORP assessments are calculated based on earnings before assessments. Due to our net losses during the first three quarters of 2009, we had no AHP and REFCORP assessments for the three and nine months ended September 30, 2009, compared to a reversal of previously paid assessments of $6.7 million for the three months ended September 20, 2008 and $15.2 million based on our earnings for the nine months ended September 30, 2008. The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2009 and 2008. The amount shown in REFCORP expense for the nine months ended September 30, 2009 represents an adjustment of 2007 charges recorded in early 2009.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Percent Increase/			Percent Increase/
AHP and REFCORP Assessments	2009	2008	(Decrease)	2009	2008	(Decrease)
(in thousands, except percentages)
AHP	$	$(2,044)	100.0	$	$4,759	(100.0)
REFCORP		(4,697)	100.0	33	10,456	(99.7)
Total assessments	$	$(6,741)	100.0	$33	$15,215	(99.8)

Due to our payment of quarterly REFCORP assessments during 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” in our 2008 annual report on Form 10-K for additional information on our assessments.

RECENTLY ISSUED ACCOUNTING STANDARDS
For information concerning accounting standards issued but not yet adopted, see Note 1 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” in this report.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Estimation of Other-than-Temporary Impairments of Securities
The continued deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk exposure on our PLMBS. Our investments in PLMBS are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and volatile conditions in the credit markets, we monitor the performance of our investment securities classified as HTM or AFS on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with GAAP.

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

We consider whether or not we will recover the entire amortized cost of the security by comparing our best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Beginning with the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee (of which the Seattle Bank is a member) with the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS.  Beginning with the second quarter of 2009 and continuing in the third quarter of 2009, to support consistency among the FHLBanks, we performed our OTTI analysis primarily using key modeling assumptions provided by the FHLBanks OTTI Governance Committee for the majority of our PLMBS. Further, prior to the third quarter of 2009, the FHLBanks had used indicators, or screens, to determine which individual securities required additional quantitative evaluation using detailed cash flow analysis. Beginning with the third quarter of 2009, the process was changed to select 100% of PLMBS investments, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. A minimal number of our PLMBS where underlying collateral data was not available were not able to be cash flow tested and were outside the scope of the OTTI Governance Committee. Alternative procedures were used by the Seattle Bank to assess these securities for OTTI.

To assess whether the entire amortized cost basis of our PLMBS will be recovered, cash flow analyses were performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas, which are based upon an assessment of the individual housing markets.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the new OTTI accounting guidance changes the presentation and amount of the OTTI recognized in the statement of income. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of the total impairment related to all other factors. If a security’s cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of the security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is considered temporary. If we determine that an OTTI exists, we account for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. For debt securities classified as HTM, the OTTI recognized in accumulated comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). We do not accrete the OTTI recognized in accumulated other comprehensive loss for AFS debt securities, because the subsequent measurement basis for these securities is fair value. We update our estimated cash flows for previously OTTI HTM and AFS securities on a regular basis and if significant, favorable changes were to occur, we would adjust yields prospectively, as a change in estimate. See additional discussion regarding the recognition and presentation of OTTI in Note 2 in “Part I. Item 1. Financial Statements – Condensed Notes to Financial Statements” and “––Financial Condition and Results of Operations––Investments–– Credit Risk.”

For accounting policies and additional information regarding, among other things, estimated fair values, see Notes 1, and 11 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” of this report, and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Summary of Critical Accounting Policies and Estimates” included in our 2008 annual report on Form 10-K.

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

Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of derivatives (depending upon the sign of the market value of derivative positions) multiplied by the effective convexity of derivatives, with the net result divided by the market value of equity.

Market Value of Equity/Market Value-of-Equity Sensitivity
Market value of equity is the sum of the present values of the expected future cash flows, whether positive or negative, of each of our assets, liabilities, and derivatives. Market value-of-equity sensitivity is the change in the estimated market value of equity that would result from an instantaneous parallel increase or decrease in the yield curve.

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

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes, however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of September 30, 2009 and December 31, 2008.

	As of	As of
Primary Risk Measures	September 30, 2009	December 31, 2008
Effective duration of equity	7.40	23.59
Effective convexity of equity	(0.26)	(6.18)
Effective key-rate-duration-of-equity mismatch	6.86	16.09
Market value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(7.18%)	(27.24)%
Market value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	8.01%	20.92%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of September 30, 2009, the reduction in the effective duration of equity from that of December 31, 2008, primarily resulted from a decrease in duration contributions of our mortgage-related assets and advances (net of derivatives hedging our advances). Decreases in duration contributions of our consolidated obligation bonds (net of derivatives hedging consolidated obligations) acted to increase our effective duration because consolidated obligations are liabilities and hence their effective durations are reversed. The increase in the effective convexity of equity was primarily caused by reduced negative convexity contribution of our mortgage-related assets, offset by less positive convexity from our advances (including the derivatives hedging the advances) and consolidated obligations (including derivatives hedging consolidated obligations). Effective key-rate-duration-of-equity mismatch decreased as of September 30, 2009 from December 31, 2008, primarily due to the changes described above for our duration-related measures, which were exacerbated by our high market value leverage ratio (i.e., total assets divided by the market value of equity).

Our estimates of our market-value-of-equity sensitivity changes resulting from up 100-basis point changes in interest rates improved as a result of the reduced duration, but the shock values remain elevated due to the very depressed market value of our equity and the resulting high market value leverage ratio as of September 30, 2009 and December 31, 2008.

In the first quarter of 2009, we completed our replacement of the adjusted risk measures used in the third and fourth quarters of 2008 with a more sophisticated disaggregation of our operations to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans. Commencing in mid-January 2009, for market-risk management purposes, we began reporting on a market value basis (i) a credit/liquidity portfolio and (ii) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets, as well as any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This process allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the basis and mortgage book risk measures, just as they previously applied to our adjusted risk measures in the third and fourth quarters of 2008. We were in compliance with these risk management policy limits as of and during the three months ended September 30, 2009.  The following tables summarize our basis and mortgage book risk measures and their respective limits as of September 30, 2009 and our adjusted risk measures as of December 31, 2008.

	As of	Risk Measure
Basis and Mortgage Book Risk Measures and Limits	September 30, 2009	Limit
Effective duration of equity	(0.34)	+/-5.00
Effective convexity of equity	(2.17)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.83	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(0.53%)	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	(0.93%)	+/-4.50%

	As of	Risk Measure
Adjusted Risk Measures and Limits	December 31, 2008	Limit
Effective duration of equity	10.56	+/-5.00
Effective convexity of equity	(9.34)	+/-4.00
Effective key-rate-duration-of-equity mismatch	4.75	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(15.75)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	6.41%	+/-4.50%

For additional information on the adjusted risk measures and limits as of December 31, 2008, see “Part II. Item 7A. Quantative and Qualitative Disclosures about Market Risk––Market Risk Management” In our annual report on Form 10-K.

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

The total notional amount of interest-rate exchange agreements outstanding was $43.1 billion and $30.6 billion as of September 30, 2009 and December 31, 2008. We report our derivatives in the Statements of Condition at their estimated fair value. As of September 30, 2009 and December 31, 2008, we held derivative assets of $4.2 million and $32.0 million, as well as derivative liabilities of $259.3 million and $235.4 million.  See “—Financial Condition – Derivative Assets and Liabilities,” for additional information.

ITEM 4T.  CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
The Seattle Bank’s management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving stated goals under all potential conditions.

As discussed in “Part II. Item 9A(T) – Controls and Procedures” of our 2008 annual report on Form 10-K, our management concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of December 31, 2008 due to a material weakness in our control environment, which also contributed to the existence of additional material weaknesses related to the financial reporting and accounting for PLMBS and amortization of premiums and discounts on HTM securities. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Seattle Bank’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2009, the end of the period covered by this report. Based on this evaluation, our management has concluded that the Seattle Bank’s disclosure controls and procedures were not effective as of September 30, 2009, because one of the previously identified material weaknesses as of December 31, 2008 had not been fully remediated.

The Seattle Bank’s management performed additional analysis and other procedures to ensure that the financial statements contained within this quarterly report on Form 10-Q were prepared in accordance with GAAP. Accordingly, notwithstanding the one remaining material weakness described below, we believe our financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial position, results of operations, and cash flows, for the periods presented.

As of September 30, 2009, we believe, based on our evaluation that the controls we implemented during the first and second quarters of 2009 have been effective for a reasonable period of time, that we have remediated two of our three previously identified material weaknesses. We are in the process of remediating our one remaining material weakness, including the testing of recently implemented controls, by the end of the fourth quarter of 2009. See “—Remediation Activities Related to Previously Identified Material Weaknesses,” for additional information.

MATERIAL WEAKNESSES
Control Environment
As of December 31, 2008, we had not maintained an effective control environment based on the criteria established in the Committee of Sponsoring Organizations (COSO) Framework, and as of September 30, 2009, we had not fully remediated such control environment, specifically:

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

•
We did not establish and maintain an adequate assignment of authority and segregation of duties among members of management. Specifically, a member of senior management and an analyst that participated in OTTI evaluation for PLMBS were members of the department which was also responsible for the purchase of such securities.

The material weakness in our control environment contributed to the existence of the two additional material weaknesses described below, as of December 31, 2008, each of which resulted in adjustments to our preliminary financial statements for the year ended December 31, 2008.

Financial Reporting and Accounting for PLMBS
As of December 31, 2008, we had not designed and maintained effective controls to ensure that financial reporting and accounting for OTTI of PLMBS were in conformity with GAAP. Specifically, we did not utilize an appropriate methodology that included financial models and related assumptions, in determining whether these securities were other than temporarily impaired.  In addition, as of September 30, 2008, we concluded that we did not maintain effective controls over the methodology for evaluating OTTI of PLMBS given the change in risk profile for these securities.

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities
As of December 31, 2008, we had not maintained effective controls to ensure that our amortization of premiums and accretion of discounts on HTM securities were in conformity with GAAP. Specifically, we did not have adequate controls to ensure a sufficient, timely review and approval of significant inputs to our amortization methodology, including controls to ensure that unusual results were appropriately identified, reviewed, and evaluated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Changes in our internal control over financial reporting since December 31, 2008, including the three months ended September 30, 2009, that management believes have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting are described below.

Remediation Activities Relating to Previously Identified Material Weaknesses
During the third quarter of 2009, we completed the remediation and testing of the two material weaknesses described below under Financial Reporting and Accounting for PLMBS and Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities. We continued to make progress on our remediation plan for the third material weakness, related to our general control environment.

Control Environment
We have finalized the implementation of new controls for this material weakness in the third quarter of 2009. During the third quarter, we continued to evaluate and make changes to, our management committee structure to help ensure appropriate oversight and segregation of duties through the participation of key managers from different departments across the organization responsible for developing, benchmarking, and documenting assumptions and processes used for significant accounting estimates and valuations, including identification of key control points. Our analysis and results enhanced our controls and information flow as well as facilitated communication and actions requiring inter-departmental cooperation. Individual elements of the enhancements made to date to our management committee structure are discussed below:

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

•	In May 2009, we established a new Board-level committee, the Risk Committee, to provide enhanced oversight of risk management activities. This committee held its first meeting in July 2009.
•	We implemented changes to our OTTI evaluation process for PLMBS, including the establishment of a new related management committee, as described below.
•	In September 2009, to ensure appropriate oversight, we evaluated the entire committee structure and made enhancements to our documentation of committee responsibilities.

While these changes have all been implemented, management desires to observe the enhancements for a period of time to ensure the changes are effective.

Financial Reporting and Accounting for PLMBS
We implemented the following new controls during the periods indicated. We tested these controls during the first three quarters of 2009 and concluded that this material weakness has been remediated as of September 30, 2009.

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

•
We developed an improved process for identifying and evaluating securities for possible OTTI. Under the direction of our OTTI committee, we perform an initial, security-by-security assessment to identify investments at risk for OTTI at the end of each quarter, based on various quantitative and qualitative criteria. We implemented procedures to regularly validate our data and assumptions for this initial assessment. For securities identified as being at risk, we implemented an improved cash flow modeling approach, as discussed below, in the fourth quarter of 2008. Finally, the OTTI committee reviews the model results and formally documents its conclusions for this inherently complex and subjective evaluation. While we believe the key elements of this new control process were successfully implemented for the fourth quarter of 2008, we put additional controls in place for the first quarter of 2009 to help ensure, for example, that proper segregation exists between those responsible for trading securities and those responsible for running models and analyzing the securities for OTTI. In addition, for the first quarter of 2009, we updated our documentation and procedures to comply with new OTTI accounting guidance issued by the FASB in April 2009.

•
We acquired new software and implemented a more granular cash-flow modeling system in order to improve the reliability and transparency of the data used to evaluate possible other-than-temporary impairment of our at-risk securities. In particular, we are now able to consider loan-level information, including estimated loan-to-value ratios, FICO credit scores, geographic information, and other characteristics. These models estimate future cash flows, including defaults and losses, to help us assess whether the Seattle Bank will collect all contractual cash flows related to a potentially at-risk security. The advanced cash-flow modeling software was successfully implemented for the fourth quarter of 2008 and used as part of our OTTI evaluations for the first, second, and third quarters of 2009, including validation of cash flow analyses performed on our behalf by other FHLBanks in accordance with the Finance Agency guidance described below.

•
During the first quarter of 2009, in addition to implementing new software, we implemented new guidance from our regulator, the Finance Agency, intended to ensure consistency among the FHLBanks relating to OTTI. As discussed below, the Seattle Bank, like other FHLBanks, used and validated key modeling assumptions provided by the FHLBank of San Francisco in performing our OTTI assessment for the first quarter of 2009. During the second quarter of 2009, the FHLBanks formed an FHLBank System OTTI Governance Committee, which was established to create a common set of assumptions and methodologies for OTTI cash flow analysis. The Seattle Bank participated in the FHLBank System OTTI Governance Committee (FHLBank OTTI Governance Committee), which has the responsibility for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections for use in OTTI assessments of PLMBS. We reviewed the assumptions approved by the FHLBank OTTI Governance Committee and determined that they were reasonable before using them for our OTTI assessment for the second and third quarters of 2009. In accordance with the Finance Agency guidance, we engaged the FHLBank of Indianapolis to perform the cash flow analyses for the majority of our PLMBS for the second and third quarters of 2009, utilizing the key modeling assumptions approved by the FHLBank OTTI Governance Committee. We internally validated these analyses employing the specific risk modeling software and loan data source information approved by the FHLBank OTTI Governance Committee.

Amortization of Premiums and Accretion of Discounts on Held-to-Maturity Securities
We have established a specialized management committee to provide oversight over our processes and policies with respect to the amortization of premiums and the accretion of discounts on mortgage-related assets, including HTM debt securities. The charter of this committee, which held its first formal meetings in April 2009, includes approvals of key estimates and modeling assumptions. Membership includes both accounting and treasury, to help improve information and communication flows. We tested these newly implemented controls during the first three quarters of 2009 and concluded that this material weakness has been remediated as of September 30, 2009.

Other Changes in Internal Control Over Financial Reporting
As described in Note 4 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements,” in accordance with the Finance Agency’s OTTI consistency guidance, we are required to use the key modeling assumptions provided by the FHLBank OTTI Governance Committee for the cash flow analysis of our PLMBS, for the purposes of  evaluating OTTI. Such assumptions are material to the determination of OTTI and, in turn, material to the Seattle Bank’s internal control over financial reporting. Accordingly, management has established procedures to review the assumptions approved by the FHLBank OTTI Governance Committee in order to determine whether such assumptions are reasonable. Based on its review, management determined that the assumptions were reasonable and we have utilized the assumptions in connection with our risk model to produce the cash flow analyses used in analyzing credit losses and assessing OTTI. There were no other changes in the Seattle Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Seattle Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS
Our 2008 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2008 annual report on Form 10-K as updated in our quarterly reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

The continued deterioration and uncertainty in the general economy, particularly the U.S. housing and credit markets, has and could continue to adversely impact the market value of our assets and liabilities, particularly our PLMBS, as well as result in additional asset impairment charges that could significantly impact our future financial condition and operating results and restrict the manner in which we run our business.

During the third quarter of 2009, the U.S. mortgage market continued to experience volatility, including increases in delinquency and foreclosure rates on mortgage loans. As foreclosure moratorium programs instituted in response to rising delinquencies expired and default rates on modified as well as non-modified loans increased, the inventory of foreclosed properties grew during the third quarter of 2009. Although pricing of PLMBS in the secondary PLMBS market improved during the third quarter of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying PLMBS resulted in the recognition of additional OTTI losses by a number of FHLBanks, including the Seattle Bank, during the third quarter of 2009. Further, in the third quarter of 2009, the credit-rating agencies continued to downgrade a significant number of PLMBS, including many owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.

We recorded $85.0 million and $1.2 billion of total OTTI losses for the three and nine months ended September 30, 2009 (of which $130.1 million and $263.5 million were related to credit losses), after recording $304.2 million in OTTI losses for the year ended December 31, 2008, related to certain of our PLMBS. In addition to the continued deterioration of the U.S. housing market, we believe that the recent NRSRO ratings downgrades and the changes in accounting rules related to the recognition of other-than-temporary impairments could lead to additional total OTTI or OTTI credit losses on our PLMBS in the future, which, among other things, would negatively affect our financial condition and operating results as well as negatively impact the manner in which we run our business. For additional information, see Note 2 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments,” in this report.

The Finance Agency has determined that the Seattle Bank’s capital classification is “undercapitalized.” An FHLBank that is classified as undercapitalized, such as the Seattle Bank, is subject to a range of mandatory or discretionary restrictions, including limits on asset growth, prior approval by the Finance Agency of any new business activity, and submission of a capital restoration plan. We cannot predict whether or when the Finance Agency will change our capital classification, or if an approved capital restoration plan would include any additional restrictions.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency based primarily on unrealized market-value losses on our PLMBS. An FHLBank whose final capital classification is determined to be undercapitalized, such as the Seattle Bank, is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank needs to submit a capital restoration plan to the Finance Agency. In addition, the mandatory restrictions include on asset growth and prior approval by the Finance Agency of any new business activity. Although we do not believe that the undercapitalized classification determination has affected our ability to meet our members’ liquidity and funding needs, the capital classification could decrease member confidence, which in turn could reduce advance demand and net income should our members elect to use alternative sources of wholesale funding. Further, as a result of the capital classification, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short- or long-term credit ratings. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised proposed capital restoration plan and the Finance Agency approved an extension to December 6, 2009. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Failure to obtain approval of our rivsed capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our proposed capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions), which could negatively impact demand for our advances, our financial performance, and business in general.

Although as of September 30, 2009 the Seattle Bank met all of our regulatory requirements (including the risk-based capital requirement), on November 6, 2009, the Finance Agency reaffirmed the Seattle Bank’s capital classification as undercapitalized. All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including not redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” for additional information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
On September 28, 2009, the Seattle Bank announced that the following three individuals ran unopposed and were elected to the Seattle Bank’s Board as a member director for four-year terms commencing January 1, 2010:

•	Craig A. Dahl, president, chief executive officer and director, Alaska Pacific Bank, Juneau, Alaska. Mr. Dahl currently serves on the Board, and his current term expires on December 31, 2009.
•	Russell J. Lau, vice chairman and chief executive officer, Finance Factors, Ltd., Honolulu, Hawaii. Mr. Lau currently serves on the Board, and his current term expires on December 31, 2009.
•
James G. Livingston, PhD, vice president, Investments Division, Zions First National Bank, West Valley City, Utah. Dr. Livingston currently serves on the Board, and his current term expires on December 31, 2009.

The above directors’ election took place in accordance with the rules governing the election of Federal Home Loan Bank directors specified in the Federal Home Loan Bank Act of 1932, as amended (“Bank Act”) and the related regulations of the Finance Agency. Pursuant to the Bank Act and Finance Agency regulations, the Seattle Bank’s directors are elected by and from the Seattle Bank’s membership.

In addition, as a result of the Finance Agency’s annual designation of directorships for the Federal Home Loan Banks, the Seattle Bank’s Board will be reduced from 17 to 16 directors, effective January 1, 2010. The reduction will eliminate one member director seat in the state of Washington.

On October 19, 2009, Harold B. Gilkey notified the Seattle Bank of his resignation from the Board effective immediately. The Seattle Bank had previously announced that, as a result of the previously noted reduction in the number of director positions at the Seattle Bank, Mr. Gilkey would be leaving the Seattle Bank’s Board of Directors on December 31, 2009.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2009 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.1 *	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

10.2 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation benefit-related exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	November 12, 2009
Richard M. Riccobono
President and Chief Executive Officer

By:	/s/ Christina J. Gehrke	Dated:	November 12, 2009
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer *

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

 EXHIBITS

Exhibit No.	Exhibits

3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2009 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 4, 2009).

10.1 *	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

10.2 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Director or employee compensation benefit-related exhibit.