Form 10-K
period 2010-01-08
Federal Home Loan Bank of Seattle
filed 2010-03-22
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-51406

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2009, the aggregate par value of the shares of capital stock of the registrant was $2,793,326,000. As of February 28, 2010, Seattle Bank had outstanding 1,588,642 shares of its Class A capital stock and 26,373,842 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

3

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

Future results, events, and developments are difficult to predict, and the expectations described in this report, including any forward-looking statements, are subject to risk and uncertainty that may cause actual results, events, and developments to differ materially from those we currently anticipate. Consequently, there is no assurance that the expected results, events, and developments will occur. See “Part I. Item 1A. Risk Factors” of this report for additional information on risks and uncertainties.

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others, the following:

·
adverse changes in credit quality, market prices, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

·
regulatory requirements and restrictions, including growth restrictions, resulting from our capital classification of “undercapitalized” by the Federal Housing Finance Agency (Finance Agency), a further adverse change in our capital classification, or other actions by the Finance Agency, other governmental bodies, or regulatory agencies;

·
our ability to attract new members and our existing members’ willingness to purchase new or additional capital stock or transact business with us due to, among other things, concerns about our capital classification or our ability to redeem or repurchase capital stock or pay dividends;

·	loss of members and repayment of advances made to those members due to institutional failures, consolidations, or withdrawals from membership;

·
adverse changes in the market prices or credit quality of our members’ assets used as collateral for our advances, which could reduce our members’ borrowing capacity or result in an under-secured position on outstanding advances;

·
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions affecting the Seattle Bank or another Federal Home Loan Bank (FHLBank) that could result in member or non-member shareholders deciding to record impairment charges on their Seattle Bank capital stock;

·	our inability to obtain applicable regulatory approval to introduce new products and services and successfully manage the risks associated with those products and services;

·
increased operating costs resulting from regulatory actions, economic conditions, credit rating agency actions affecting the Seattle Bank, or legislative changes that could cause us to modify our current structure, policies, or business operations;

·
adverse changes in investor demand for consolidated obligations or increased competition from the other government-sponsored enterprises (GSEs), including other FHLBanks, as well as corporate, sovereign, and supranational entities;

·
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these instruments;

·	negative changes in credit agency ratings applicable to the FHLBanks (including the Seattle Bank) or the Federal Home Loan Bank System (FHLBank System);

·
actions taken by governmental entities, including the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), affecting the capital and credit markets;

·	significant increases or decreases in business from our members or changes in their business;

·
changes in laws or regulations that could result in modification of the terms or principal balances of mortgage loans that we own or relating to the collateral underlying our mortgage-backed securities (MBS);

·	our failure to identify, manage, mitigate, or remedy risks that could negatively affect our operations, including information system initiatives and internal controls;

·	changing accounting guidance, including changes relating to complex financial instruments, that could adversely affect our financial statements;

·	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;

·	changes in global, national, and local economic conditions, including unemployment, inflation, or deflation; and

·
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

PART I.

ITEM 1. BUSINESS

Overview

The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We make loans, which we call advances, provide letters of credit, accept deposits, and provide securities safekeeping and other services. Previously, we also purchased mortgage loans from participating members through the Mortgage Purchase Program (MPP). During the first quarter of 2005, we decided to exit the MPP.

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

For the year ended December 31, 2009, we reported a net loss of $161.6 million, and as of December 31, 2009, we had total assets of $51.1 billion, total deposits of $339.8 million, and retained earnings of $52.9 million.

The Seattle Bank is one of 12 FHLBanks that, along with the Office of Finance and the Finance Agency, comprise the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of mortgage funding to expand homeownership throughout the nation. The 12 FHLBanks are GSEs of the United States of America. Each FHLBank is a separate entity with its own board of directors, management, and employees. The 12 FHLBanks are located throughout the United States, with each FHLBank responsible for a particular district. The Seattle Bank is responsible for the Twelfth District, which includes the states of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands.

The primary sources of funding for all of the FHLBanks are consolidated obligation bonds and discount notes, which are collectively referred to as consolidated obligations. The Office of Finance, a joint office of the FHLBanks created by the Federal Housing Finance Board (Finance Board) acts as an authorized agent of the FHLBanks, facilitating and executing the issuance of consolidated obligations on behalf of the FHLBanks. The U.S. government does not guarantee, directly or indirectly, the consolidated obligations or other obligations of any of the FHLBanks. Consolidated obligations are the joint and several obligations of the 12 FHLBanks. As of December 31, 2009, the aggregate par value of consolidated obligations outstanding for the FHLBank System was $930.6 billion; however, individual banks are primarily liable for an allocated portion of the consolidated obligations in which they participate. As of December 31, 2009, the Seattle Bank was the primary obligor for $48.2 billion par value of consolidated obligations.

The Finance Board, an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. The Housing and Economic Recovery Act of 2008 (the Housing Act) established the Finance Agency, as the new independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) (together, the Regulated Entities), effective July 30, 2008. The Finance Board was merged into the Finance Agency on October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to actions or regulations of the Finance Agency also include the actions or regulations of the Finance Board where they remain applicable.

Changes in market interest rates, liquidity concerns in the global credit markets, and the considerable decline in activity in the primary and secondary MBS markets since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS. As of December 31, 2009 and 2008, our unrealized market value losses were $479.5 million and $2.1 billion, which, in accordance with accounting principles generally accepted in the United States (GAAP), are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value of our equity to the book value of our equity was estimated at 75.8% and 22.9% as of December 31, 2009 and 2008. For additional information, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2009 and 2008,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Membership and Market

The Seattle Bank is a cooperative that is owned by member financial institutions located within our district. All federally insured depository institutions, community development financial institutions (CDFIs), and insurance companies engaged in residential housing finance located in the Seattle Bank’s district are eligible to apply for membership. Commercial banks and thrifts comprised 73.5% and credit unions comprised 25.5% of our membership.

Eligible institutions must purchase capital stock in the Seattle Bank as a condition of membership. Members generally are assigned a credit line, based on our evaluation of their financial condition at the time they join, and are eligible to receive dividends, when and if payable, on their capital stock investment. Members are subject to activity-based capital stock requirements, which may require them to purchase additional stock if the amount of their Seattle Bank advances increases. All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period after a member is acquired by a non-member.

As of December 31, 2009, the Seattle Bank had 377 members, which represented approximately 43.0% of the financial institutions in our district eligible for membership. We also had 22 non-member shareholders holding capital stock as a result of 15 mergers and acquisitions that are awaiting redemption of their stock by us. Additionally, we had six approved housing associates (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below) that were not required to purchase our stock to use our services within the parameters of our regulations and policies. As of December 31, 2009, seven of our members had requested withdrawal from membership.

During 2009, eight of our members were closed by the FDIC and to date in 2010, an additional eight members have been closed or acquired. In addition, the July 2009 transfers of assets from Merrill Lynch Bank USA, previously a member of the Seattle Bank, to Bank of America, N.A. (BANA) (a non-member), and then to BANA’s subsidiary, Bank of America Oregon, N.A. (a Seattle Bank member), increased our advance and capital stock concentrations with this member. In October 2008, our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase, a non-member institution. We believe that the continued deterioration of the U.S. mortgage and commercial real estate markets and increasing delinquencies in consumer credit card debt will result in additional member institution failures during the remainder of 2010, which could further negatively impact advance demand and membership in the Seattle Bank. During 2009, the Seattle Bank added 13 new members. We believe the continued interest in membership in the Seattle Bank is due to our proven ability to provide liquidity during changing market conditions, such as those that have existed since 2007.

The following tables show the capital stock holdings and the geographic locations of our shareholders, by type, as of December 31, 2009.

Shareholders by Type of Institution	Number of Institutions	Total Value of Capital Stock Held *
(in thousands, except institution count)
Commercial banks	262	$2,182,906
Thrifts	36	441,539
Credit unions	97	162,379
Insurance companies	4	9,370
Total shareholders	399	$2,796,194

*	Includes $946.5 million in mandatorily redeemable capital stock. See Note 16 “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

	Commercial			Insurance
State or Territory	Banks	Thrifts	Credit Unions	Companies	Total
Alaska	5	1	5		11
American Samoa	1				1
Colorado *	1				1
Guam	2	1	2		5
Hawaii	6	2	9		17
Idaho	15	3	3	1	22
Minnesota*	1				1
Montana	57	2	6		65
Nevada*	1				1
North Carolina*	1				1
Ohio*	2				2
Oregon	35	3	21	1	60
South Dakota*	1				1
Utah	33	3	16	1	53
Washington	71	18	31	1	121
Wyoming	30	3	4		37
Total	262	36	97	4	399

*	Out-of-district non-member shareholders holding capital stock, as a result of a merger or acquisition, pending redemption.

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

•
the relatively low rates at which members can borrow from us, which stems from our ability to raise funds in the financial markets at favorable interest rates through the issuance of consolidated obligations, due primarily to the FHLBank System’s “AAA” credit rating;

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the services and educational programs we provide to members; and

•	the dividends we may pay our members.

In addition, we leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations to provide value to our members. We use the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved non-member borrowers (i.e., housing associates, as discussed further below). We also use the proceeds from consolidated obligations on which we are the primary obligor to purchase investments with the goal of achieving market-rate returns on those investments. Interest income from our advances, investments, and mortgage loans held for portfolio, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and any dividends paid to our members.

Our Business

Products and Services

Advances

We make advances to our members and housing associates at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower’s special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and embedded options, such as call or put options. Borrowers pledge mortgage loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure these advances. With the exception of overnight and other very short-term advances, we generally do not make advances of less than $100,000.

As of December 31, 2009, we had 225 member borrowers with par value of outstanding advances totaling $19.3 billion, and five non-member borrowers with outstanding advances totaling $2.6 billion. With the exception of $5.1 million in advances to housing associates, the non-member advances were assumed by a non-member financial institution in conjunction with a merger with or acquisition of a member.

Advances to Members

Advances generally support our members’ mortgage lending activities. In addition, advances made to member community financial institutions may be used for the purpose of providing loans to small businesses, small farms, and small agri-businesses. The Housing Act added secured loans for community development activities as a permitted lending purpose and as eligible collateral for advances to community financial institutions (CFIs). CFIs are financial institutions that, as of the date of the transaction at issue, have had average assets over the last three years of no more than $1.0 billion.

 Advances help our members manage their assets and liabilities and serve as a funding source for a variety of member uses. By providing a low-cost source of liquidity, advances reduce our members’ need to hold low-yielding liquid assets financed with longer-term, more expensive debt, and provide long-term financing to support our members’ balance sheet management strategies. In addition, advances help fund mortgage loans that members may be unable or unwilling to sell in the secondary mortgage market. Advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member’s interest-rate risk associated with holding mortgage loans. Accordingly, advances play an important role in supporting housing markets, including those focused on low- and moderate-income households. Advances also provide competitively priced wholesale funding to smaller community lenders, which typically do not have access to many of the funding alternatives available to larger financial organizations, such as repurchase agreements, commercial paper, and brokered deposits.

Advances to Housing Associates

Under the FHLBank Act, we are permitted to make advances to non-members that are approved under Title II of the National Housing Act, which we also refer to as housing associates. A housing associate must be a government agency or chartered under federal or state law with rights and powers similar to those of a corporation, subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to housing associates as apply to members, housing associates are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. The financial condition of a housing associate must be such that, in our sole opinion, we can safely make advances to the approved non-member borrower.

Types of Advances

The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain options that are affected by market interest rates or that alter the cash flows of the advances. All of our advances, except for returnable advances and very short-term advances, are subject to prepayment fees for payment of principal prior to maturity. We generally determine the amount of fees charged for prepayments using the interest rate, the amount, the remaining time to maturity of the prepaid advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower’s decision to prepay an advance.

The following table summarizes our various advance product offerings as of December 31, 2009.

	Available			Minimum
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets	Dollar Amounts
Variable Interest-Rate Advances
Cash management advances (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Renews automatically unless repaid by the borrower	Based on overnight federal funds rate or our one-day discount note rate and reset daily	None. Balance can be increased or decreased daily
Adjustable interest-rate advances	One to five years	Principal is due at maturity	Resets based on a spread to a specified interest-rate index, e.g., London Interbank Offered Rate (LIBOR) or prime	$100,000
Fixed Interest-Rate Advances
Fixed interest-rate advances	Short-term (seven days to one year) or long-term (one to 30 years)	Principal is due at maturity	No reset	$100,000
Amortizing advances	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis	No reset	$100,000
Structured Advances
Putable advances	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Includes an option for the Seattle Bank to terminate the advance on specific dates throughout the term after a lock-out period	$100,000
Knockout advances (type of putable advance)	One to 10 years	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Advance is automatically cancelled by the Seattle Bank in the event that LIBOR exceeds a pre-determined interest rate on set future dates	$100,000
Capped floater advances	Two to 10 years	Principal is due at maturity	Reset based on a spread to LIBOR and capped at a pre-determined interest rate	$100,000
Floored floater advances	Two to 10 years	Principal is due at maturity	Based on a spread to LIBOR. Should LIBOR decline below a pre-determined interest rate, the advance interest rate will be reduced to an interest rate that reflects LIBOR less the difference between the pre-determined interest rate and LIBOR	$100,000
Floating-to-fixed convertible advances	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	Initially based on a spread to LIBOR. Converts to a fixed interest-rate advance on a pre-determined date. Includes an option for the Seattle Bank to terminate the advance on specific dates throughout the term after a lock-out period	$100,000
Returnable advances	Two to 10 years	Principal is due at maturity. If the Seattle Bank elects to terminate the advance, the member may apply for a new advance at then-current rates	No reset. Includes option for borrower to prepay without penalty the advance on specific dates throughout the term after a lock-out period	$100,000

The types and par amounts of advances outstanding as of December 31, 2009 and the amount of income generated by each advance type for the year ended December 31, 2009 are described in the table below.

	As of December 31, 2009		For the Year Ended December 31, 2009
Advance Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Advances Income *	Percent of Advances Income*
(in thousands, except percentages)
Variable Interest-Rate Advances
Cash management advances	$105,256	0.5	$3,051	0.4
Adjustable interest-rate advances	2,125,236	9.7	59,342	8.2
Fixed Interest-Rate Advances
Fixed interest-rate advances	14,302,515	65.4	421,959	58.7
Amortizing advances	636,459	2.9	32,618	4.5
Structured Advances
Putable advances	4,318,410	19.7	184,667	25.7
Capped floater advances	20,000	0.1	560	0.1
Floating-to-fixed convertible advances	370,000	1.7	17,017	2.4
Total	$21,877,876	100.0	$719,214	100.0

*	Advances income excludes hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees.

   Security Interests

We are required under the FHLBank Act to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. Eligible collateral for member borrowers includes:

•	one- to-four family and multi-family mortgage loans (delinquent for no more than 90 days and securities representing such mortgages;
•	securities issued, insured, or guaranteed by the U.S. government or any of its agencies, such as MBS issued or guaranteed by Government National Mortgage Association (Ginnie Mae);
•	MBS issued or guaranteed by Fannie Mae or Freddie Mac;
•	cash or other deposits in the Seattle Bank; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.

We also have a statutory lien on our member borrowers’ capital stock in the Seattle Bank. Members that are CFIs, as defined by regulation, may also pledge as collateral small business, small farm, small agri-business, or community development activity loans.

     Housing associates are subject to more stringent collateral requirements than member borrowers. For example, for non-members that are not state housing finance agencies, collateral generally is limited to whole first-mortgage loans on improved residential real estate that are insured by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development under Title II of the National Housing Act. Securities that represent a whole interest in the principal and interest payments due on a pool of FHA mortgage loans also are eligible. Housing associates that qualify as state housing finance agencies have collateral requirements that are comparable to those applicable to members. Collateral for housing associates is maintained in the physical possession of the Seattle Bank.

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

Physical Possession	Loans: Yes Securities: Yes	Collateral used in determining borrowing capacity is delivered to us. Securities pledged are delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

We determine the appropriate collateral control category based on a risk analysis of the member borrower, using regulatory financial reports, and other information. In general, collateral needed to meet minimum requirements must be owned by the member borrower, or in certain cases, a member’s affiliate approved by us, and must be identified on the member’s or affiliate’s books and records as being pledged to us. Member borrowers must comply with collateral requirements before we fund an advance. Member borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. In 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to the terms of our advance agreements, we moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of December 31, 2009, 28.9% of our borrowers, representing 20.2% of our outstanding advances, were on the physical possession collateral arrangement.

The Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of their assets and consent to our filing a financing statement evidencing the blanket lien, which we do as a standard practice.

For those member borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral, based on the terms discussed above. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a particular member borrower so warrants. In addition, we generally take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. Should the financial condition of a member decline or become otherwise impaired, we may change the member’s collateral arrangement with us and take possession of the member’s collateral or require that the member provide additional collateral to us. We believe the physical possession collateral arrangement generally limits our credit risk and allows us to continue lending to members whose financial condition has weakened.

Typically, we charge collateral management and safekeeping fees on collateral delivered to the Seattle Bank or its custodians.

Borrowing Capacity

Borrowing capacity depends on the type of collateral provided by a borrower, whether a member or a non-member. The following table shows, for each type of collateral, the borrowing capacity as a percentage of the collateral’s value or balance. To determine the value against which we apply these specified discounts, we generally use discounted cash flows for mortgage loans and a third-party pricing source for securities for which there is an established market. In addition, for members with a weakened financial condition, we utilize a third-party vendor to estimate the liquidation value of such members’ loan collateral.

Type of Collateral	Borrowing Capacity
U.S. Treasury and other government agency* securities	67-97%
U.S. Treasury and other government agency* debentures and non-agency, rated MBS	67-87%
Eligible first-lien single- or multi-family mortgage loans	40-85%
Other eligible collateral and CFI collateral	30-75%

*
Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the United States Department of Agriculture.

Management of Credit Risk

In order to manage the credit risk of our advances, we monitor and assess our member borrowers’ creditworthiness using financial information they provide on a quarterly basis to their regulators, regulatory examination reports, other public information, and information submitted by member borrowers. We perform analyses and reviews of member borrowers whose financial performance does not fall within the key performance parameters defined in our credit monitoring process. We review member borrowers that are exhibiting a weak or deteriorating financial condition or CAMELS ratings in greater detail.

The CAMELS rating system generates a regulatory rating of a financial institution’s overall condition, based on onsite examinations of six factors: capital adequacy, asset quality, management quality, earnings, liquidity, and sensitivity to market risk. Each financial institution’s regulator assigns the institution a score on a scale of 1 (best) to 5 (worst) for each of the six factors, along with a composite or overall rating for a financial institution that is based on a combination of the factors’ scores and an overall evaluation. Financial institutions with a composite rating of 1 or 2 are considered to be high-quality institutions that present few supervisory concerns.

We review and verify collateral pledged by member borrowers according to the member’s financial condition, collateral quality, and other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications.

 Financial information on housing associates is generally limited to annual reports, which include fiscal year-end financial data. Housing associates must provide current financial statements and meet all eligibility tests prior to consideration of borrowing requests. Certifications relating to their status as an eligible housing associate, use of proceeds, and eligibility of collateral are required with each advance. Housing associates that request recurring borrowing facilities are reviewed periodically.

    Concentration and Pricing of Advances

Our advance balances are concentrated with commercial banks and thrift institutions. As of December 31, 2009, five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10% of our outstanding advances. As of December 31, 2009, the weighted average remaining term-to-maturity of these advances was 19.9 months.

 The following table identifies our top five borrowers, the par value of their advance balances and their percentage of our total par value of advances as of December 31, 2009, as well as the income and percentage of our total advance income from these members’ advances outstanding during 2009.

	As of December 31, 2009		For the Year Ended December 31, 2009
Name	Advances at Par Value	Percent of Par Value of Total Advances	Advances Income (1)	Percent of Advances Income (1)
(in thousands, except percentages)
Bank of America Oregon, N.A.	$6,861,485	31.4	$86,059	11.9
Portland, OR
JPMorgan Chase Bank, N.A. (2)	2,169,791	9.9	174,369	24.2
Columbus, OH
Washington Federal Savings and Loan Association	2,050,000	9.4	90,643	12.6
Seattle, WA
Capmark Bank	1,158,144	5.3	25,366	3.5
Midvale, UT
Sterling Savings Bank	1,155,490	5.2	34,931	4.8
Spokane, WA

(1)	Advances income excludes hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees.
(2)
As of October 7, 2008, JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) was classified as a non-member shareholder and is no longer able to enter into new advances or renew existing advances with the Seattle Bank.

We are not subject to any regulatory or other restrictions on concentrations of advances with particular categories of institutions or with individual borrowers. Nevertheless, we monitor our advance activity and provide a variety of information to our Board of Directors (Board) regarding advance balances and activity trends by type of advance, customer, and other relevant measures. Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions have affected and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

The Seattle Bank’s three primary pricing alternatives for our advances are as follows.

•
Differential pricing. Borrowers can request a lower advance rate and, subject to specific criteria and delegated authority, certain Seattle Bank staff members may adjust the pricing levels within specified parameters.

•	Daily market-based pricing. All borrowers receive the same pricing, which is posted on our website.
•
Auction funding pricing. Through this alternative, borrowers can generally borrow at a lower interest rate than the daily market-based pricing posted on our website. Auction funding is typically available two times per week when the Seattle Bank participates in consolidated obligation discount note issuances from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete. The Seattle Bank did not offer auction funding pricing during most of 2009 due to our concern about auction size limitations. We resumed offering auction funding pricing in November 2009.

    The differential pricing option is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The following table summarizes our advance pricing as a percent of new advance activity, excluding cash management advances for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
Advance Pricing	2009	2008	2007
(in percentages)
Differential pricing	92.4	48.6	69.2
Daily market-based pricing	7.6	48.7	19.0
Auction funding pricing		2.7	11.8
Total	100.0	100.0	100.0

The financial market’s volatility that began in mid-2007 shifted much of our advance business from differential pricing to daily market-based pricing. Starting in the second half of 2009, the increasing availability of liquidity alternatives again increased our need to compete via differential pricing. We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all our members.

    The weighted-average interest rate of our advances is highly dependent upon the type of advances within our portfolio, the advances’ origination dates, and the terms to maturity, as well as our cost of funds (upon which our advance pricing is based). Throughout 2009, the federal funds target and effective rates remained relatively stable and very low, at a range of zero to 0.25%. This very low interest-rate environment and member demand for short-term fixed interest-rate advances have contributed to significantly lower weighted-average interest rates on our advances across all terms to maturity.

The table below provides information on the types, weighted-average interest rates, and terms of advances held by our top five borrowers and all other borrowers as of December 31, 2009.

	Top Five Borrowers				All Other Borrowers
Advance Type	Advances Outstanding	Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted-Average Remaining Term(months)	Advances Outstanding	Weighted- Average Interest Rate	Weighted- Average Term (months)	Weighted-Average Remaining Term(months)
(in thousands, except interest rates and months)
Variable Interest-Rate Advances
Cash management advances	$				$105,256	0.72	12.0	5.7
Adjustable interest-rate advances	1,747,036	0.53	43.9	18.4	378,200	0.78	31.3	17.7
Fixed Interest-Rate Advances
Fixed interest-rate advances	9,202,353	1.77	18.4	6.8	5,100,162	2.68	34.9	16.8
Amortizing advances	270,521	5.73	204.7	116.1	365,938	4.07	99.8	60.5
Structured Advances
Putable advances	2,175,000	4.37	117.5	64.8	2,143,410	3.96	91.7	54.7
Capped floater advances					20,000	0.74	60.1	15.9
Floating-to-fixed convertible advances					370,000	4.73	88.3	52.6
Total par value of advances	$13,394,910	2.11	41.6	19.9	$8,482,966	3.04	54.0	29.7

Other Mission-Related Community Investment Programs

We provide direct and indirect support for programs designed to make communities better places to work and live and assist our members in meeting their Community Reinvestment Act responsibilities through these programs. Through our AHP and our Community Investment Program/Economic Development Fund (CIP/EDF), our members have access to grants and subsidized advances and other low-cost funding to help them provide affordable rental and homeownership opportunities and take part in commercial and economic development activities that benefit low- and moderate-income neighborhoods. We also provide subsidy grants and loans to members for community and economic development. We administer and fund the programs described below.

 Affordable Housing Program

Through the AHP, we offer direct subsidies and subsidized advances to member financial institutions that partner with community sponsors to stimulate affordable rental and homeownership opportunities for low- or moderate-income households, which are defined as households with an income at or below 80% of the area’s median income, adjusted for family size. AHP funds can be used to support the acquisition, rehabilitation, or construction of affordable housing, to reduce principal or interest rates on loans, or to assist with downpayment or closing costs. We fund the AHP with approximately 10% of our annual net income, part of which is awarded through a competitive application process and part of which is allocated to our homeownership set-aside program, the Home$tart Program (see below).

Since its inception in 1990 the AHP has provided significant funding for affordable housing development across the Seattle Bank’s district. Through the 2009 competitive application process, the Seattle Bank awarded $2.8 million of AHP subsidy to fund 258 housing units in four states. From 1990 through the end of 2009, we awarded $141.6 million in AHP subsidy to facilitate development of projects to create more than 27,400 housing units through the competitive application process.

The Home$tart Program

The Home$tart Program enables Seattle Bank members to provide first-time homebuyers earning up to 80% of the area's median income with downpayment and closing cost assistance. Through this program, we match a homebuyer’s own financial contributions, providing $3 for every $1 of a homebuyer’s funds, up to $5,000. For homebuyers receiving public housing assistance, we match $2 for every $1 of the homebuyer’s funds, up to $10,000. In 2009, we distributed $3.9 million through the Home$tart Program.

Community Investment Program/Economic Development Fund

We offer advances with reduced rates for qualifying affordable housing and economic development initiatives through our CIP/EDF. These programs provide advance funding, with interest rates up to 30 basis points below our regular advance rates, for terms up to 30 years. Discounted standby letters of credit and interest-rate locks are also available for periods of up to 24 months. Our CIP/EDF advances have been used to build affordable homes, fund multi-family rental projects, construct new roads and bridges, create sewage treatment plants, and finance new small businesses. We committed $90.7 million in CIP/EDF advances in 2009, and as of December 31, 2009, we had $546.3 million in advances outstanding under CIP/EDF programs.

Letters of Credit

The Seattle Bank issues letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are individually structured to meet member needs. As of December 31, 2009, our outstanding letters of credit totaled approximately $932.9 million.

Mortgage Loans Held for Portfolio

Many of our members originate mortgage loans. However, for a variety of reasons, including liquidity, mortgage servicing, and risk management, our members generally have sold their mortgage loans into the secondary mortgage market rather than holding them in their portfolios. We designed the MPP in collaboration with certain other FHLBanks to provide participating members with: (1) an alternative for the sale of whole mortgage loans into the traditional secondary mortgage market, and (2) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members, without the use of any intermediary, such as an intervening trust. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.

In 2005, we ceased entering into new master commitment contracts and have purchased no mortgage loans since 2006. We expect that the balance of our mortgage loans held for portfolio under the MPP will continue to decrease as the remaining mortgage loans are paid off.
Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2009, 87.6% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2009. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality or otherwise impact our outstanding mortgage loans.

    Eligible Loans

Through the MPP, we purchased directly from participating members, fixed interest-rate, fully amortizing, government-insured mortgage loans and conventional, one- to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. The government-insured mortgage loans we purchased are insured by the FHA. As of December 31, 2009, our mortgage loan portfolio was composed of conventional mortgage loans with a par value totaling $3.9 billion and government-insured mortgage loans with a par value totaling $173.0 million. As of December 31, 2009, the MPP portfolio consisted of 27,504 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state and geographic concentration, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2009 and 2008—Mortgage Loans Held for Portfolio.”

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

Management of Credit Risk

Exposure to credit risk on our outstanding mortgage loans is shared between the participating members and the Seattle Bank. We manage our exposure to credit risk with the mortgage assets themselves (i.e., homeowners’ equity) and additional layers of credit enhancements. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (as applicable); and

•	Lender risk account (LRA) for conventional mortgage loans as described below.

In addition to these credit enhancements, until April 25, 2008, we maintained supplemental mortgage insurance to cover losses on our conventional mortgage loans over and above losses covered by the LRA. On April 8, 2008, Standard and Poor’s (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP supplemental mortgage insurance provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our supplemental mortgage insurance policies. The Finance Agency has determined that the Seattle Bank is required to credit enhance its MPP mortgage loans to “AA-“ and we are currently considering options to do so.

No LRA or supplemental mortgage insurance coverage is required for government-insured mortgage loans. For conventional mortgage loans, primary mortgage insurance (as applicable) covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal, original loan-to-value ratio, term, amount of primary mortgage insurance coverage, and characteristics of the loan.

The LRA is a credit enhancement that helps protect us against credit losses on conventional mortgage loans. This account is established to conform to federal regulation covering acquired member asset (AMA) programs. These regulations stipulate that a member is responsible for all expected losses on the mortgage loans it sells to an FHLBank. Funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on the mortgage loans we purchased under a master commitment contract. The participating member’s master commitment contract relating to the MPP specifies the funding level required for the member’s LRA. In accordance with the applicable contract, either the purchase price for the mortgage loans purchased under a member’s master commitment contract was discounted or the monthly amount paid by the member is increased to fund the LRA. If the member’s LRA is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the LRA whether or not any of the purchased mortgage loans are in default.

At the time of purchase, we required each member that sold conventional mortgage loans to us to provide additional credit enhancements, which combined with the LRA, effectively made the purchased mortgage loan portfolio equivalent to an investment that had been highly rated by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s), S&P, or Fitch Ratings (Fitch). This was accomplished, in part, through the participating member’s purchase of supplemental mortgage insurance. We evaluated the proposed conventional mortgage loans to be purchased (either the specific portfolio or a representative sample) to determine the amount of expected losses from the mortgage loans. The amount funded into the LRA by the member was the greater of these expected losses or the minimum required by the supplemental mortgage insurance provider in order to provide supplemental mortgage insurance. As with some of the funding of the LRA, a portion of the monthly interest was set aside to fund the supplemental mortgage insurance premium. If the LRA and the standard supplemental mortgage insurance policy had not combined to provide sufficient loss protection to support the equivalent of an investment-grade rating, the member would have been required to purchase additional supplemental mortgage insurance coverage called SMI Plus. No participating member was required to purchase SMI Plus.

The LRA funds (and until April 2008, any payments made under supplemental mortgage insurance) may be used to offset any losses that may occur over the life of the mortgage loans. Generally, after five years, funds in excess of required LRA balances are distributed to the participating member in accordance with a step-down schedule that is stipulated in each master commitment contract. No LRA balance is required after 11 years. The LRA balances are recorded in other liabilities and totaled $16.3 million as of December 31, 2009.

As a result of the credit enhancements described above, we and our participating members share the credit risk of the mortgage loans sold to us under the MPP. The participating member assumes a first-loss obligation in the event of a mortgage borrower default equivalent to a minimum of the expected losses through its LRA after the exhaustion of the borrower’s equity and any primary mortgage insurance coverage, if required. In addition, prior to April 25, 2008, if the participating member’s LRA was insufficient to cover any losses, then the supplemental mortgage insurance coverage was used. Following April 25, 2008, after the LRA has been exhausted, we assume the credit exposure if the severity of losses exceeds the LRA coverage. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2009 and 2008—Mortgage Loans Held for Portfolio—Credit Risk” for additional information.

Management of Interest-Rate and Prepayment Risk

The market value of the fixed interest-rate mortgage loans that we purchased under the MPP changes as interest rates change. Typically, when interest rates rise, the market value of a fixed interest-rate mortgage loan depreciates, and as interest rates fall, the market value of a fixed interest-rate mortgage loan appreciates. However, because borrowers can generally prepay the loans with no penalty, mortgage loans have inherent prepayment risk. Borrowers may prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower rate or selling their homes. As a result of a borrower’s option to repay a mortgage loan at any time, the term of our investment in a mortgage loan is less predictable. We estimate the propensity of borrowers to prepay their mortgage loans using a third-party vendor prepayment model. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.

Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance a portion of the mortgage loans with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market value of the fixed interest-rate consolidated obligation bonds typically appreciates when rates rise, moving in the opposite direction of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the market value of the fixed interest-rate consolidated obligation bonds typically depreciates when rates fall, whereas the mortgage loans may appreciate in such an environment.

We also manage prepayment risk by financing a portion of the mortgage loans with callable consolidated obligation bonds where we have the option to call or repay the consolidated obligation bonds prior to the stated maturity dates with no penalty. We generally repay or refinance the callable consolidated obligation bonds when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable consolidated obligation bonds may be extended to their maturity dates when interest rates rise.

We may also enter into interest-rate exchange agreements, such as options to purchase interest-rate exchange agreements (swaptions), to further limit the interest-rate and prepayment risk inherent in mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and, therefore, the value of a mortgage loan fluctuates. We may offset this volatility risk by issuing callable consolidated obligation bonds and purchasing swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.

We manage and measure the interest-rate and prepayment risk exposures of the mortgage loans and the associated consolidated obligation bonds and other financial obligations on an overall basis with all other assets, liabilities, and other financial obligations. We use a variety of risk measurement methods and techniques, including effective duration of equity, effective key-rate duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. Each of these methods provides different analytical information that we use to manage our interest-rate risks. We take rebalancing actions based on a number of factors that include these measurement methods. For further discussion, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk Management.”

Although we utilize a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, the mortgage loans outstanding under the MPP continue to expose us to interest-rate volatility and rapid changes in the rate of prepayments.

Investments

We maintain a portfolio of short- and long-term investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions and generally includes overnight and term federal funds, securities purchased under agreements to resell, and interest-bearing certificates of deposit. We also maintain a longer-term investment portfolio, which includes debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody’s or S&P at the time of purchase (although, following purchase, such investments may receive credit rating downgrades), securities issued by other U.S. government agencies, and securities issued by state or local housing authorities. When we refer to MBS in this report, we mean both collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. Collateralized mortgage obligations are MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. Collateralized mortgage obligations may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.

 The Seattle Bank does not have any specific policy covering the level of investments it may make in its members or their affiliates compared to non-members. In general, the Seattle Bank makes investment decisions as to securities of members and their affiliates in accordance with its policies applicable to all investments, which reflect the regulatory restrictions and the credit-risk management policies described below. For short-term investments only, our credit-risk management policies permit the Seattle Bank to require a higher standard of credit quality for non-members and affiliates of members than for members. For example, for short-term investments in non-members or affiliates of members, we may require higher minimum long-term credit ratings than for counterparties that are members, and require non-members or affiliates of members to hold higher amounts of tier-one capital (or equivalent capital measurement) than counterparties that are members. The Seattle Bank believes that the difference in these criteria for short-term investments in members is supported by the fact that the Seattle Bank has a blanket security interest in certain assets of its members.

The following table presents the Seattle Bank’s short- and long-term investments as of December 31, 2009 and 2008.

	As of December 31,
Short- and Long-Term Investments	2009	2008
(in thousands)
Short-Term Investments
Federal funds sold	$10,051,000	$2,320,300
Certificates of deposit	2,903,000
Securities purchased under agreements to resell	3,500,000	3,900,000
Other (TLGP securities)		1,250,000
Total short-term investments	16,454,000	7,470,300
Long-Term Investments
Consolidated obligations of other FHLBanks
Mortgage-backed securities	6,713,582	7,589,423
Other U.S. agency obligations	51,684	64,164
Government-sponsored enterprise obligations	593,380	875,604
State or local housing agency obligations	4,130	5,700
Total long-term investments	7,362,776	8,534,891
Total investments	$23,816,776	$16,005,191

    The table below provides our long-term investments by type and credit rating as of December 31, 2009.

	As of December 31, 2009
	AAA or							Below
	Government							Investment
Long-Term Investments by Credit Rating	Agency	AA			A	BBB		Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$631,794	$		$		$		$	$13,270	$645,064
State or local housing investments			4,130							4,130
Residential mortgage-backed securities
Government-sponsored enterprise	3,202,908									3,202,908
Private-label	1,400,219		83,280		45,748		174,020	1,807,407		3,510,674
Total long-term investment securities	$5,234,921		$87,410		$45,748		$174,020	$1,807,407	$13,270	$7,362,776

Long-Term Investments Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Private-label residential mortgage-backed securities	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407
Total securities below investment grade	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

Prohibited Investments

Under federal regulation, we are prohibited from investing in certain types of securities, including:

•
Instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;
•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Seattle Bank;
•	whole mortgage or other whole loans, or interests in mortgages or loans, other than:
o	those acquired under the MPP,

o	certain investments targeted to low-income persons or communities,

o	certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second-highest credit rating from an NRSRO at the time of purchase,

o
mortgage-related securities or asset-backed securities backed by manufactured housing loans, home equity loans, and pools of commercial and residential mortgage loans that are labeled as subprime or having certain subprime characteristics, and

o	certain foreign housing loans authorized under section 12(b) of the FHLBank Act; and

•	non-U.S. dollar denominated securities.

    Finance Agency regulations further limit our investment in MBS and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us not exceed 300% of our previous month-end capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

•	interest-only or principal-only MBS;
•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment companies; and
•
fixed interest-rate or variable interest-rate MBS at interest rates equal to their contractual cap that, on the trade date, have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points.

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

Management of Credit Risk

We periodically review the financial condition of unsecured investment counterparties to assess whether our investments and asset classifications are appropriate from our risk management perspective. For domestic banks and thrifts, this process may include monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. A securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or be an affiliate of a Seattle Bank member with capital in excess of $100 million. The financial performance of other institutions, such as foreign banks or commercial paper counterparties, is monitored using the credit watch lists of Moody’s, S&P, and Fitch ratings services. In addition, we receive information on credit rating actions, watch-list status changes, and other pertinent data to help ensure that changes in our investment counterparties’ financial condition are monitored.

Our MBS portfolio consists of agency-guaranteed securities and senior tranches of privately issued, prime or Alt-A residential PLMBS, on which we regularly purchased credit enhancements to further reduce our risk of loss on these securities. Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for MBS purchases and are currently purchasing only GSE or U.S. agency MBS for our investment portfolio and expect to continue to do so for the foreseeable future.

    We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date. If neither condition is met, we perform analyses to determine if any of these securities are OTTI.

Based on current information, we believe that for GSE or agency residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses.

For our PLMBS, our evaluation includes estimating projected cash flows that we are likely to collect, based on an assessment of available information about each individual security, the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower, loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of each security. In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.

The following table provides the credit and non-credit OTTI losses on our PLMBS securities for the year ended December 31, 2009. The credit losses on our impaired securities are based on the securities’ expected performance over their contractual maturities, which average approximately 19 years as of December 31, 2009. As of December 31, 2009, we had received all contractual cash flows on our OTTI securities, reflecting our senior credit position and significant credit enhancements on these securities. In February 2010, we experienced a small principal shortfall on one security.

	For the Year Ended December 31, 2009
	OTTI Related to	OTTI Related to	Total OTTI
OTTI Securities	Credit Loss	All Other Factors	Loss
(in thousands)
Alt-A private-label mortgage-backed securities	$311,182	$1,038,643	$1,349,825

See Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2009 and 2008—Investments, and —Critical Accounting Policies and Estimates,” and “Part I. Item 1A. Risk Factors,” for additional information on our OTTI assessments.

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

We generally enter into interest-rate exchange agreements to manage our exposure to changes in interest rates, and these derivatives are an integral component of our risk management activities. Derivatives provide a flexible and cost-effective means to adjust our risk profile in response to changing market conditions. The majority of our interest-rate exchange agreements are putable or callable swaps that we enter into with a number of swap counterparties.

We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in GAAP are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances.

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

Our interest-rate exchange agreement counterparties are highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from Moody’s or S&P as of December 31, 2009. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty’s credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions, watch-list status changes, and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements. In addition, on a quarterly basis, we monitor the credit watch lists of Moody’s, S&P, and Fitch to determine the status of any of our counterparties on these lists.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of Lehman Brothers Special Financing (LBSF) and a guarantor of LBSF’s obligations, filed for protection under Chapter 11 of the United States Bankruptcy Code. LBSF was our counterparty on multiple derivative transactions under an International Swap Dealers Association, Inc. (ISDA) master agreement with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. Unwinding the derivative transactions and netting the value of the collateral due to be returned to us with all other amounts due resulted in a $10.4 million net receivable from LBSF. We recorded a $10.4 million provision for derivative counterparty credit loss on the receivable based on our current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

For more information about the interest-rate exchange agreements and related instruments we use, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivative Assets and Liabilities.”

Deposits

The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk, earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors, such as approved non-member borrowers. Demand deposits comprised 77.4% of our $339.8 million of total deposits as of December 31, 2009.

 As of December 31, 2009, we were in compliance with the FHLBank Act, which requires us to have an amount at least equal to our current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years.

Other Fee-Based Services

We offer a number of fee-based services to our members, including securities safekeeping and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.

Sales and Marketing

 We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about the Seattle Bank’s products and services that can help members attain their business goals. As of December 31, 2009, we had four relationship managers.

Debt Financing

Consolidated Obligations

Federal regulation governs the issuance of debt on behalf of the Seattle Bank and the other FHLBanks and authorizes the FHLBanks to issue debt through the Office of Finance. FHLBanks are not permitted to issue individual debt without Finance Agency approval.

Our primary source of funds is the issuance of consolidated obligations by the Office of Finance on behalf of the FHLBanks. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities of four months to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although individual FHLBanks are primarily liable for the portion of consolidated obligations corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Under Finance Agency regulations, if the principal or interest on any consolidated obligation issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements (Lending Agreements) with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government-Sponsored Enterprise Credit Facility (GSECF), which was designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The Lending Agreements expired on December 31, 2009. As of that date, no FHLBank had utilized this source of liquidity. For additional information regarding the Lending Agreements, see “––Liquidity Requirements—Operational Liquidity Requirement" below.

In addition, in June 2006, the FHLBanks entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement), effective as of July 20, 2006. The FHLBanks and the Office of Finance entered into the Contingency Agreement in response to the Federal Reserve revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement, nor has any FHLBank had to fund payments on our behalf.

Consolidated obligation amounts on which we are primarily liable are recorded as liabilities on our Statements of Condition. Consolidated obligations for which we are the primary obligor outstanding as of December 31, 2009 and 2008 are shown in the table below.

	As of December 31,
Consolidated Obligations Balances	2009	2008
(in thousands)
Bonds	$29,762,229	$38,590,399
Discount notes	18,501,642	15,878,281
Total	$48,263,871	$54,468,680

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

•	other securities that are rated “AAA” or equivalent by an NRSRO.
    The following table presents our compliance with this requirement as of December 31, 2009 and 2008.

	As of December 31,
Unpledged Aggregate Qualifying Assets	2009	2008
(in thousands)
Outstanding debt	$48,263,871	$54,468,680
Aggregate qualifying assets	50,980,587	58,278,884

The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2009.

	For Years Ended December 31,
Computation of Earnings to Fixed Charges	2009(1)	2008(1)	2007	2006	2005
(in thousands, except ratios)
Earnings
(Loss) income before assessments	$(161,609)	$(199,364)	$96,257	$35,087	$2,512
Fixed charges	663,954	2,068,518	2,835,663	2,456,559	1,865,428
Earnings available for fixed charges	$502,345	$1,869,154	$2,931,920	$2,491,646	$1,867,940

Fixed Charges
Interest expense on consolidated obligations	$662,129	$2,042,726	$2,786,847	$2,413,097	$1,822,266
Interest expense on deposits and borrowings	922	25,074	48,267	42,876	41,863
Interest portion of rental expense (2)	903	718	549	586	1,299
Fixed charges	$663,954	$2,068,518	$2,835,663	$2,456,559	$1,865,428
Ratio of earnings to fixed charges			1.03	1.01	1.00

(1)	Earnings were inadequate to cover fixed charges by approximately $161.6 million and $199.4 million for the years ended December 31, 2009 and 2008.
(2)
The interest portion of rental expense does not include $301,000, $193,000, $878,000, and $1.0 million in recoveries in 2009, 2008, 2007, and 2006 of our 2005 lease abandonment costs due to adjustments in projected future rental rates.

Office of Finance

As set forth by federal regulation, the Office of Finance, a joint office of the FHLBanks, has responsibility for facilitating and approving the issuance of consolidated obligations on behalf of and as agent for the FHLBanks. The Office of Finance also:

•	services all outstanding consolidated obligations;
•	serves as a sources of information for FHLBanks on capital market developments;
•	markets the FHLBank System's debt on behalf of the FHLBanks;
•	selects and evaluates underwriters;
•	prepares annual and quarterly reports of the FHLBanks' combined financial results;
•	administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, the entity that services REFCORP's debt instruments; and
•	manages the FHLBanks' relationships with the rating agencies with regard to consolidated obligations.

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

Consolidated obligation bonds are issued in a variety of ways.

•	Negotiation. Bonds can be individually negotiated transactions, using the services of one or more underwriters. Typically, negotiated bonds are fixed interest-rate non-callable, European-style or Bermudan-style callable (one-time or periodic calls), or structured bonds that may be issued simultaneously with an interest-rate exchange agreement. Structured bonds include bonds with customized features, such as coupons that step up, or increase, in the future or bonds whose principal payment is indexed to the principal payment of a specified MBS.

•	Daily Auction. Bonds may be competitively auctioned on a daily basis through a dealer network either in a callable auction for fixed interest-rate, continuously callable (American-style) bonds or through the TAP issue program for non-callable bullet bonds. The TAP issue program aggregates smaller issues with the same maturities into a larger bond issue that reopens or “taps” into the Committee on Uniform Securities Identification Procedures (CUSIP) number of a previously issued group of bonds. Bonds issued in daily auctions are generally in at least $10 million increments, although smaller issuances may be permitted.

•	Global Debt Program. The FHLBank System has a global debt program in which bonds are issued through a syndicate of dealers, or a single dealer, to domestic and international investors in issue sizes ranging from $500 million to $5 billion.

The majority of our consolidated obligation bonds are fixed interest-rate, non-callable bonds negotiated directly with dealers.

    At times, rather than negotiating or auctioning new debt on which it is primarily liable, an FHLBank may negotiate with another FHLBank to transfer existing debt to it. An FHLBank may do so when the terms or yield of the transferred debt are more favorable than could be obtained through the daily auction process. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the lower-cost global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when the term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term to maturity of an asset to be funded than those of the consolidation obligation bonds available in the daily auction.

Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank finds that it is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation bond. For example, if an FHLBank has 10-year non-callable consolidated obligation bonds in excess of the advances or mortgage loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, a second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the FHLBank System issue additional 10-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks; therefore we cannot predict when this funding alternative may be available to us.

In circumstances where we acquire transferred debt from another FHLBank, we negotiate a transfer price directly with the transferring FHLBank. We generally acquire transferred debt with a two-day forward settlement. At settlement, we assume the payment obligations on the transferred debt and receive a cash payment equal to the net settlement value of par, discount or premium, and accrued interest, and notify the Office of Finance of a change in primary obligor for the transferred debt. We did not transfer to or acquire from other FHLBanks any consolidated obligation bonds in 2009. In 2008, the Seattle Bank had net consolidated obligation bond transfers to other FHLBanks totaling $287.2 million. In general, we received this debt at spreads between zero and seven basis points below the costs we would have incurred to have new debt issued on our behalf at the time of the debt transfer transaction. We believe that the transfer price paid by the transferring FHLBank takes into account its related costs, including any hedge termination fees that it may incur. We do not receive any additional amounts relating to hedge termination fees. In addition, it has not been our practice to assume any associated interest-rate exchange agreements in conjunction with our consolidated obligation bond transfers.

We use fixed interest-rate, callable and non-callable consolidated obligation bonds to fund our fixed interest-rate assets, such as advances, mortgage loans, and investments. We also participate in callable debt that is simultaneously swapped to LIBOR, resulting in generally lower-cost financing to support advances. For swapped consolidated obligation bonds, we negotiate directly with one or more underwriters and interest-rate swap counterparties and present the debt to the Office of Finance for its approval and issuance.

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

Liability for Consolidated Obligations

 The consolidated obligations on which the Seattle Bank isthe primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System as of December 31, 2009 and 2008.

	As of December 31,
FHLBank System and Seattle Bank Consolidated Obligations	2009	2008
(in millions, except percentages)
Aggregate par value of FHLBank System consolidated obligation bonds	$732,040	$810,424
Par value of consolidated obligation bonds for which the Seattle Bank is the primary obligor	$29,678	$38,138
Percentage of consolidated obligation bonds for which the Seattle Bank is the primary obligor	4.05%	4.71%
Aggregate par value of FHLBank System consolidated obligation discount notes	$198,577	$441,118
Par value of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	$18,503	$15,899
Percentage of consolidated obligation discount notes for which the Seattle Bank is the primary obligor	9.32%	3.60%

Rating Agency Actions

As of December 31, 2009, S&P’s long-term counterparty credit rating of the Seattle Bank was “AA+” with a ratings outlook of stable and our Moody’s rating was “Aaa” with a ratings outlook of stable. Certain other FHLBanks are also rated AA+ with a stable outlook by S&P as of December 31, 2009. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.”

 Rating agencies may, from time to time, change a rating because of various factors, including operating results or actions taken, business developments, and changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. We cannot provide assurance that S&P, Moody’s, or other rating agencies will not reduce our ratings or those of the FHLBank System or any other FHLBank in the future.

Liquidity Requirements

Liquidity risk is the risk that we may be unable to meet our financial obligations as they come due or meet the funding needs of our members in a timely, cost-effective manner. We are required to maintain liquidity in accordance with federal law and regulations and policies established by our Board. These regulations establish three liquidity requirements: a deposit reserve requirement, a contingency liquidity requirement, and an operational liquidity requirement.

    Deposit Reserve Requirement

The FHLBank Act requires us to hold: (1) investments in obligations of the U.S. government and its agencies, (2) deposits in eligible banks or trust companies, or (3) advances with a maturity not exceeding five years, the sum of which must equal or exceed the amount of our current deposits. We were in compliance with the statutory deposit reserve requirement as of December 31, 2009 and 2008.

Contingency Liquidity Requirements

Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operations requirements when our access to the capital markets, including the consolidated obligation discount note market, is impeded for a maximum of five business days due to a market disruption, operations failure, or problem with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (1) cash, (2) self-liquidating assets, (3) the borrowing capacity of securities available for repurchase or sale, and (4) irrevocable lines of credit from financial institutions rated not lower than the second highest NRSRO credit rating. Contingency liquidity needs include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in the money,” (5) mortgage loan commitments, (6) securities settlements, and (7) a forecast of other contingent obligations. We have satisfied our contingent liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements as of December 31, 2009 and 2008.

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

Operational liquidity needs may include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in the money,” (5) mortgage loan commitments, (6) securities settlements, and (7) a forecast of other contingent obligations. Operational liquidity sources include: (1) cash, (2) self-liquidating assets, (3) consolidated obligations, (4) interbank borrowings, (5) maturing advances, and (6) securities available for repurchase or sale.

We were in compliance with our operational liquidity requirements during 2009 and 2008.

In addition to the liquidity measures discussed above, the Finance Agency issued final guidance in March 2009, formalizing its 2008 request for increases in liquidity of the FHLBanks during the fourth quarter 2008. This final guidance requires us to maintain sufficient liquidity through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that, during that time, our members do not renew any maturing, prepaid, or called advances. The second scenario assumes that we cannot access the capital markets for five days and that during that period, we will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Beginning in the fourth quarter of 2008 and throughout 2009, we held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance and make available adequate liquidity for member advances.

In addition, during the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a GSECF as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. The terms of any borrowing were to be agreed to at the time of issuance. Loans under a Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral could be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The Lending Agreements expired on December 31, 2009, and as of that date, no FHLBank had drawn on that source of liquidity.

REFCORP and AHP

Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the Gramm-Leach-Bliley Act (GLB Act) require that we, along with the other 11 FHLBanks, support the payment of part of the interest on bonds previously issued by REFCORP. The REFCORP assessment amount is determined by calculating GAAP net income before the AHP and REFCORP assessments minus the AHP assessment, then multiplying that amount by 20%.

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

Any FHLBank with a net loss for a quarter is not required to pay the REFCORP assessment for that quarter. The amount by which the REFCORP payment for any quarter exceeds the $75 million benchmark payment is used to simulate the purchase of zero-coupon Treasury bonds to “defease” all or a portion of the most-distant remaining quarterly benchmark payment. The defeased benchmark payments (or portions thereof) can be reinstated if future actual REFCORP payments fall short of the $75 million benchmark payment in any quarter. If total FHLBank System earnings are insufficient in a quarter to meet the $75 million quarterly benchmark payment, previous quarters’ payments that were used to defease future payment requirements could be used to satisfy the current quarter’s obligation. The FHLBank System has historically exceeded its minimum quarterly obligations. The FHLBanks’ aggregate payments through December 31, 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, as of December 31, 2009. The April 15, 2012 date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.

In addition, the FHLBank System must annually set aside for the AHP the greater of $100 million or 10% of its current year’s aggregate net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). In annual periods where an FHLBank’s net earnings are zero or less, the FHLBank’s assessment is zero. However, if the total annual 10% contribution provided by the FHLBanks collectively is less than the minimum $100 million contribution required for FHLBanks as a whole, the shortfall is allocated among the FHLBanks based upon the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks combined. REFCORP determines allocation of this shortfall provided that each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no such shortfall in any of the preceding three years. The actual amount of the AHP contribution is dependent upon both the FHLBanks’ regulatory net income minus payments to REFCORP and the income of the other FHLBanks, thus future contributions are not determinable.

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

Due to our net loss in 2009, we recorded no assessments for AHP and REFCORP for the year ended December 31, 2009, although we did record a small REFCORP expense in 2009 based on an adjustment to 2007 REFCORP charges. In addition, due to our payment of REFCORP assessments during the first and second quarters of 2008, we are currently entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statements of Condition. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2009, 2008, and 2007—Assessments,” and Notes 12 and 13 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” for more information on AHP and REFCORP assessments.

Competition

Advances

We compete for advances business with other sources of funding, including our members’ retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by the cost of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and available collateral.

    In addition, some recent legislative initiatives may adversely affect our competitive position with regard to the cost of our own funding, which we obtain primarily through the issuance of FHLBank consolidated obligations in the debt markets. In particular, U.S. government actions with regard to Freddie Mac and Fannie Mae may result in the debt securities of those entities being more attractive to investors than FHLBank System debt. Any such increase in our funding costs is likely to increase our advance rates and could negatively impact member demand for our advances. Further, taxes or penalties applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.

Debt Issuance

We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products may result in higher debt costs or lower amounts of debt issued by the FHLBanks than historically has been the case. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.

The issuance of callable debt and the simultaneous execution of callable interest-rate exchange agreements that mirror the debt issued has been an important source of competitive funding for us. Accordingly, the availability of markets for callable debt and interest-rate exchange agreements may be an important factor in determining our relative cost of funds. There is considerable competition in the markets for callable debt and for interest-rate exchange agreements among issuers of high-credit quality. There can be no assurance that the current breadth and depth of these markets will be sustained.

See “Part I. Item 1A. Risk Factors,” including those regarding our competition and access to funding.

Employees

 Our employee headcount increased to 154 as of December 31, 2009, compared to 149 as of December 31, 2008. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

Oversight, Audits, and Examinations

Oversight

Effective July 30, 2008, the FHLBanks are supervised and regulated by the Finance Agency. Prior to this date, the Finance Board served as the FHLBanks’ regulator. The Finance Agency is headed by a single Director (sometimes termed the Director) appointed by the President of the United States, by and with the advice and consent of the Senate, to serve a five-year term. The Director must have a demonstrated understanding of financial management or oversight, and have a demonstrated understanding of capital markets, including the mortgage securities markets and housing finance. As of the date of this report, a permanent director has not yet been appointed and confirmed. Edward DeMarco is the acting Director of the Finance Agency.

The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that: (1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and (4) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest.

    The Finance Agency is funded entirely by assessments from the Regulated Entities. In September 2009, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency’s costs and expenses and to maintain a working capital fund.

As discussed in “—Legislative and Regulatory Developments,” in carrying out its responsibilities, the Finance Agency establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Agency conducts on-site examinations (at least annually), as well as other periodic reviews, and from time to time, requests information on specific matters affecting an individual FHLBank or the FHLBank System as a whole. In addition, an FHLBank is  required to submit monthly information on its financial condition and results of operations to the Finance Agency.

Audits and Examinations

As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent registered public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency all receive these audit reports. In addition, we must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accountants on the financial statements.

 The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and any FHLBank, and to decide the extent to which these entities fairly and effectively fulfill their purposes under the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then it must report the results and provide recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct an audit of any financial statements of an FHLBank.

Legislative and Regulatory Developments

Housing and Economic Recovery Act

The Housing Act, enacted in July 2008, was designed to, among other things, address the current housing financial crisis, expand the FHA’s financing authority, and address GSE reform issues. Highlights of significant provisions of the Housing Act that directly affect the Seattle Bank include the following:

•
Creation of a new federal regulatory agency, the Finance Agency, for the FHLBanks, and Fannie Mae and Freddie Mac (the Enterprises), and the Office of Finance, funded entirely by assessments from the Regulated Entities. The regulations, policies and directives of the Finance Board (the FHLBanks’ former regulator) transferred to the Finance Agency.

•	Modifications to the FHLBank board of directors’ requirements relating to composition, election process, and compensation limits.
•	Granting the Secretary of the Treasury temporary authority (through December 31, 2009) to purchase obligations and other securities issued by the Regulated Entities.
•
Authorization of voluntary mergers of FHLBanks with the approval of the Director and permits the Director to liquidate an FHLBank, in either case even if the result is fewer than eight FHLBanks (prior law required that there be no fewer than eight and no more than 12 FHLBanks).

•	Requiring the Director to study and report on other changes regarding the membership and activities of the FHLBanks.

Since the enactment of the Housing Act, the Finance Agency has promulgated regulations regarding several provisions of the Housing Act. Regulations that were proposed or finalized during 2009 and to date in 2010 are summarized below. The Housing Act requires the Director, before issuing any new regulation or taking other agency action of general applicability and future effect relating to the FHLBanks, to take into account the differences between the Regulated Entities, with respect to the FHLBanks including the following features: cooperative ownership structure, missions of providing liquidity to members and affordable housing and community development, capital structure, joint and several liability, and any other differences that the Director considers appropriate. The full effect of the Housing Act on the Seattle Bank and its activities will become known only after the required regulations, orders, and reports are issued, finalized, and implemented.

Capital Regulation

On July 30, 2009, the Finance Agency published a final rule that implements the provisions of the Housing Act. The rule established four capital classifications for FHLBanks and implemented the prompt corrective action (PCA) provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed. The PCA provisions include four capital classifications for the FHLBanks:

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

The Director may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

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

•
It may not permit its average total assets in any calendar quarter to exceed its average total assets during the preceding calendar quarter, unless the Director has approved the FHLBank’s capital restoration plan and has determined that: (1) the increase is consistent with the approved plan, and (2) the ratio of tangible equity to the FHLBank’s total assets is increasing at a rate sufficient to enable the FHLBank to become adequately capitalized within a reasonable time and is consistent with the plan schedule.

•	It may not acquire directly or indirectly any interest in any entity or engage in any business activity, unless certain conditions regarding Director approval are met.
    The Finance Agency is required to monitor the condition of any undercapitalized FHLBank and to monitor the FHLBank’s compliance with its capital restoration plan.

Significantly Undercapitalized FHLBanks

An FHLBank that is classified by the Finance Agency as significantly undercapitalized is subject to mandatory restrictions beyond those that apply to an undercapitalized FHLBank. It may not pay a bonus to any executive officer without the written approval of the Director or compensate an executive officer in excess of the average rate of compensation of that officer during the preceding 12 months without the prior written approval of the Director.

The Finance Agency can also take discretionary actions with regard to a significantly undercapitalized FHLBank. These include:

•	Limiting the increase or requiring a reduction in on- or off-balance sheet obligations of the FHLBank.
•	Limiting the increase or requiring a reduction in assets held.
•	Requiring capital and/or retained earnings to be increased.
•	Modifying, limiting, or terminating any activity of the FHLBank.
•	Taking steps to improve the management at the FHLBank by:
o	Ordering a new election for the FHLBank’s board of directors,

o	Dismissing particular directors or executive officers who held office for more than 180 days prior to the date on which the FHLBank became undercapitalized, and

o	Ordering the FHLBank to hire qualified executive officers, subject to approval by the Director.

•	Reclassifying a significantly undercapitalized FHLBank as a critically undercapitalized FHLBank.

Critically Undercapitalized FHLBanks

An FHLBank that is classified as critically undercapitalized may be subject to the mandatory and discretionary restrictions applicable to undercapitalized and significantly undercapitalized FHLBanks. In addition, the Director has the discretion to appoint a receiver or conservator for a critically undercapitalized FHLBank and must do so in certain designated circumstances. Within 30 days of appointment of a receiver or conservator, the FHLBank may sue to remove the conservator or receiver.

Seattle Bank Capital Classification Status

In August 2009, following applicable notice and response, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised capital restoration plan and the Finance Agency approved an extension to December 6, 2009. Our revised capital restoration plan was submitted on December 5, 2009 and deemed complete by the Finance Agency on January 27, 2010. On February 26, 2010, the Finance Agency notified us that it was extending the time to review the plan by 30 days, as allowed by regulation. We expect to be notified by Finance Agency of its decision on our revised capital restoration plan on or before March 29, 2010. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Failure to obtain approval of our revised capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our revised capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (described in the PCA provisions above), which could negatively impact demand for our advances, our financial performance, and business in general.

Executive Compensation

The Housing Act requires the Director to prohibit an FHLBank (and also prohibits an FHLBank) from providing compensation to its executive officers that is not reasonable and comparable with compensation for employees in similar businesses involving similar duties and responsibilities. In June 2009, the Finance Agency issued a proposed rule under which the Director may review the compensation arrangements for any executive officer of an FHLBank at any time. In determining whether compensation is reasonable and comparable, the Director may consider any factors the Director considers relevant (including any wrongdoing on the part of the executive officer). The Director may not, however, prescribe or set a specified level or range of compensation.

In October 2009, the Finance Agency published guidance regarding sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices including the following: (1) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions; (2) executive incentive compensation should be consistent with sound risk management and preservation of the par value of an FHLBank’s capital stock; (3) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators; (4) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and (5) the board of directors of each FHLBank should promote accountability and transparency in the process of setting compensation. In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive’s compensation is consistent with the above principles. We are unsure if, when, and in what form this regulation will ultimately be issued and how it may affect the Seattle Bank.

Indemnification Payments and Golden Parachute Payments

In September 2008, the Finance Agency issued an interim final regulation relating to “golden parachute” payments and indicated that it would publish a separate rulemaking related to indemnification payments in the future. In January 2009, the Finance Agency issued a final rule setting forth the factors to be considered by the Director in carrying out his or her authority to limit golden parachute payments (golden parachute regulation) to entity-affiliated parties, which include: (1) officers, directors, employees, agents, and controlling shareholders of a Regulated Entity; (2) any shareholder, affiliate, consultant, joint venture partner, and any other person that the Director determines participates in the conduct of the Regulated Entity’s affairs; (3) any independent contractor of a Regulated Entity that knowingly or recklessly participates in any violation of law or regulation, any breach of fiduciary duty, or any unsafe or unsound practice; (4) any not-for-profit corporation that receives its principal funding, on an ongoing basis, from any Regulated Entity; and (5) the Office of Finance.

The golden parachute regulation defines a “golden parachute” payment as any payment (or any agreement to make any payment) in the nature of compensation by any Regulated Entity for the benefit of any current entity-affiliated party that: (1) is contingent on, or by its terms is payable on or after, the termination of such party’s primary employment or affiliation with the Regulated Entity, and (2) is received on or after the date on which one of the following events occurs (a triggering event): (a) the Regulated Entity became insolvent; (b) any conservator or receiver is appointed for the Regulated Entity; or (c) the Director determines that the Regulated Entity is in a troubled condition. Types of payments excluded from the definition of a golden parachute payment include: (1) any payment made pursuant to a retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (2) any payment made pursuant to a bona fide deferred compensation plan or arrangement that the Director determines, by regulation or order, to be permissible; or (3) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party.

   In November 2008, the Finance Agency proposed to amend the golden parachute regulation to include provisions addressing prohibited and permissible indemnification payments (the indemnification regulation). The indemnification regulation would apply only after an administrative proceeding or civil action had been instituted by the Finance Agency through issuance of a notice of charges under regulations issued by the Director. Pursuant to the indemnification regulation, unless an exception applies, no Regulated Entity shall make or agree to make any prohibited indemnification payment (defined as any payment (or any agreement to make any payment) by any Regulated Entity for the benefit of any person who is or was an entity-affiliated party, to pay or reimburse such person for any civil money penalty or judgment resulting from any administrative or civil action instituted by the Finance Agency, or for any other liability or legal expense with regard to any administrative proceeding or civil action instituted by the Finance Agency that results in a final order or settlement pursuant to which such person: (1) is assessed a civil money penalty; (2) is removed from office or prohibited from participating in the conduct of the affairs of the Regulated Entity; or (3) is required to cease and desist from or take certain affirmative actions with respect to the Regulated Entity.

A Regulated Entity may make or agree to make reasonable indemnification payments to an entity-affiliated party with respect to an administrative proceeding or civil action initiated by the Finance Agency, including payment for certain civil money penalties, if: (1) the board of directors of the Regulated Entity, in good faith, determines in writing after due investigation and consideration that the entity-affiliated party acted in good faith and in a manner he or she believed to be in the best interests of the Regulated Entity; (2) the board of directors of the Regulated Entity, in good faith, determines in writing after due investigation and consideration that such payments will not materially adversely affect the safety and soundness of the Regulated Entity; (3) the indemnification payments do not constitute prohibited indemnification payments, as defined above; and (4) the entity-affiliated party agrees in writing to reimburse the Regulated Entity, to the extent not covered by payments from insurance or bonds purchased as set forth above, for that portion of any advanced indemnification payments that subsequently become “prohibited indemnification payments.”

In June 2009, the Finance Agency issued a proposed rule to further amend the golden parachute regulation to address in more detail prohibited and permissible indemnification payments and golden parachute payments. With respect to indemnification payments, the proposed rule essentially re-proposed the November 2008 amendments to the golden parachute regulation, but deleted one provision contained in the proposed amendments, which provided that claims for employee welfare benefits or other benefits that are contingent, even if otherwise vested, when a receiver is appointed for any Regulated Entity, including any contingency for termination of employment, are not provable claims or actual, direct compensatory damage claims against such receiver.

With respect to golden parachute payments, the proposed rule describes more specifically benefits included or excluded from the term golden parachute payment. Under the proposed rule, the golden parachute payments would not include: (1) any payment made pursuant to a pension or retirement plan that is qualified (or is intended within a reasonable period of time to be qualified) under section 401 of the Internal Revenue Code of 1986 or pursuant to a pension or other retirement plan that is governed by the laws of any foreign country; (2) any payment made pursuant to a benefit plan as defined in the proposed rule (which includes employee welfare benefit plans as defined in section 3(1) of the Employee Retirement Income Security Act of 1974); (3) any payment made pursuant to a bona fide deferred compensation plan or arrangement as defined in the proposed rule; (4) any payment made by reason of death or by reason of termination caused by the disability of an entity-affiliated party; (5) any payment made pursuant to a nondiscriminatory severance pay plan or arrangement that provides for payment of severance benefits of generally no more than 12 months’ prior base compensation to all eligible employees upon involuntary termination other than for cause, voluntary resignation, or early retirement, subject to certain exceptions; (6) any severance or similar payment that is required to be made pursuant to a State statute or foreign law that is applicable to all employers within the appropriate jurisdiction (with the exception of employers that may be exempt due to their small number of employees or other similar criteria); or (7) any other payment that the Director determines to be permissible.

In the preamble to the proposed rule, the Finance Agency stated that it intends that the proposed amendments would apply to agreements entered into by a Regulated Entity with an entity-affiliated party on or after the date the regulation is effective.  As discussed in “Part III. Item 11—Executive Compensation”, the Seattle Bank has entered into an employment agreement with its president and chief executive officer. If the proposed amendments were applied to that agreement, the effect of the proposed amendments would be to reduce payments that might otherwise be payable to the president and chief executive officer.

    Corporate Governance of the FHLBanks

The Housing Act modified the corporate governance structure of the FHLBanks. The Finance Agency issued a final rule, effective November 6, 2009, regarding the eligibility and election of FHLBank directors, and the eligibility and election of directors is discussed detailed in “Part III. Item 10––Directors, Executive Officers and Corporate Governance.”

On December 1, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the process by which successor FHLBank directors are chosen after an FHLBank directorship is redesignated to a new state prior to the end of its term as a result of the Finance Agency’s annual designation of FHLBank directorships. Currently, the redesignation of the directorship would create a vacancy on an FHLBank’s board of directors, which vacancy would be filled by the FHLBank’s remaining directors. The proposed amendment would deem the redesignation of the directorship to cause the original directorship to terminate and a new directorship to be created, which new directorship would be filled by an election of the FHLBank’s members.

    FHLBank Board of Directors’ Compensation and Expenses

The Housing Act repealed the prior statutory limits on compensation of directors of FHLBanks. On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBanks of their directors’ compensation and expenses. The proposed rule would specify that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLBank’s board of directors. The compensation paid by an FHLBank to a director would be required to reflect the amount of time the director spent on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. Pursuant to the proposed rule, the Director would review compensation and expenses to be paid by an FHLBank to its directors and could determine that the compensation or expenses were not reasonable. Comments on the proposed rule were due on or before December 7, 2009.

For information regarding the compensation of the Seattle Bank’s directors, see “Part III. Item 11. Executive Compensation—Director Compensation.”

Office of Finance

In August 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, on a proposal to expand the board of directors of the Office of Finance to include the 12 FHLBank presidents (currently, only two of the FHLBank presidents serve on the Office of Finance Board of Directors) and three to five independent directors (currently, the third director of the Office of Finance is required to be a private United States citizen with demonstrated expertise in financial markets). The proposed rule provides that the independent directors would serve as the Office of Finance audit committee and be charged with the oversight of the Office of Finance’s preparation of accurate combined financial reports for the FHLBanks. The proposed rule also gives the audit committee the responsibility to ensure that the FHLBanks adopt consistent accounting policies and procedures. If the FHLBanks are not able to agree on consistent accounting policies and procedures, the audit committee, in consultation with the Finance Agency, may prescribe them. Comments were due on or before November 4, 2009.

Community Development Financial Institutions

On January 5, 2010, the Finance Agency issued a final rule to amend its membership regulations to authorize non-federally insured, CDFI Fund-certified CDFIs to become members of an FHLBank. The newly eligible CDFIs include community development loan funds, venture capital funds, and state-chartered credit unions without federal insurance. The final rule sets out the eligibility and procedural requirements for these CDFIs that wish to become FHLBank members.

Minimum Capital

On February 8, 2010, the Finance Agency published a notice of proposed rulemaking seeking comment on a proposed rule amending the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Safety and Soundness Act) to provide additional authorities for the Finance Agency regarding minimum capital requirements for the Regulated Entities. Among other things, the amendment to the Safety and Soundness Act would authorize the Director to provide for capital levels higher than the minimum levels specified for the FHLBanks and for additional capital and reserve requirements with respect to products or activities, and to temporarily increase an established minimum capital level if the Director determines that an increase is consistent with prudent regulation and the safe and sound operation of an FHLBank. The proposed rule is intended to implement the Director's authority in this regard and sets forth procedures and standards for imposing a temporary increase in the minimum capital levels to address the following factors: current or anticipated declines in the value of assets, the amounts of outstanding MBS, and the ability to access liquidity and funding; credit, market, operational, and other risks; current or projected declines in capital; compliance with regulations, written orders, or agreements; unsafe and unsound operations or practices; housing finance market conditions; level of reserves or retained earnings; initiatives, operations, products, or practices that entail heightened risk; ratio of the market value of equity to the par value of capital stock; or any other conditions as detailed by the Director. The proposed regulation also includes procedures for periodic review and rescission of a temporarily increased minimum capital level. We are currently reviewing the notice of proposed rule making. Comments must be submitted by April 15, 2010.

Liquidations, Voluntary Mergers, and Reduction in the Number of FHLBank Districts

The Housing Act permits any FHLBank to voluntarily merge with another FHLBank with the approval of the Director and the boards of directors of the FHLBanks involved. The Director is required to promulgate regulations establishing the conditions and procedures for the consideration and approval of any voluntary merger, including the procedures for FHLBank member approval. The Director is authorized on 30 days’ prior notice to liquidate or reorganize any FHLBank. An FHLBank that the Director proposes to liquidate or reorganize is entitled to contest the Director’s determination in a hearing on the record in accordance with the provisions of the Administrative Procedures Act. Further, the Director is authorized to reduce the number of FHLBank districts to fewer than eight as a result of the merger of FHLBanks or the Director’s decision to liquidate an FHLBank. Prior law required that there be no fewer than eight and no more than 12 FHLBanks.

Study of Securitization of Home Mortgage Loans by the FHLBanks

Within one year of enactment of the Housing Act, the Director was to provide to Congress a report on a study of securitization of home mortgage loans purchased from member financial institutions under the AMA of the FHLBanks. The Director was required to consider: (1) the benefits and risks associated with securitization of AMA, (2) the potential impact of securitization upon the liquidity in the mortgage and broader credit markets, (3) the ability of the FHLBanks to manage the risks associated with securitization, (4) the impact of such securitization on the existing activities of the FHLBanks, including their mortgage portfolios and advances, and (5) the joint and several liability of the FHLBanks and (6) the cooperative structure of the FHLBank System. In conducting the study, the Director was required to consult with the FHLBanks, the Office of Finance, representatives of the mortgage lending industry, practitioners in the structured finance field, and other experts as needed. In July 2009, the Director provided to Congress the results of the Finance Agency’s study, including policy recommendations based on the Finance Agency’s analysis of the feasibility of the FHLBanks’ issuing MBS and of the benefits and risks associated with such a program. Based on the Finance Agency’s study and findings regarding FHLBank securitization, the Director did not recommend permitting the FHLBanks to securitize mortgages at this time.

Study of FHLBank Advances

Within one year of enactment of the Housing Act, the Director was required to conduct a study and submit a report to Congress regarding the extent to which loans and securities used as collateral to support FHLBank advances are consistent with interagency guidance on nontraditional mortgage products. The study was also required to consider and recommend any additional regulations, guidance, advisory bulletins or other administrative actions necessary to ensure that the FHLBanks are not supporting loans with predatory characteristics. On August 4, 2009, the Finance Agency published the notice of study and recommendations required by the Housing Act with respect to FHLBank collateral for advances and the Interagency Guidance.

   AHP Funds to Support Refinancing of Certain Residential Mortgage Loans

For a period of two years following enactment of the Housing Act, FHLBanks are authorized to use a portion of their AHP funds to support the refinancing of residential mortgage loans owed by families with income at or below 80% of the median income for the areas in which they reside.

In October 2008, the Finance Agency issued an interim final rule amending the AHP regulation to allow an FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan. A loan was eligible to be refinanced with an AHP grant if the loan was secured by a first mortgage on the household’s primary residence and the loan was refinanced under the HOPE for Homeowners Program of the FHA. In August 2009, the Finance Agency issued a second interim final rule, to broaden the scope of the FHLBanks’ mortgage refinancing authority and to allow the FHLBanks greater flexibility in implementing their mortgage refinancing authority. The interim final rule amended the current AHP regulation to allow an FHLBank to temporarily establish a homeownership set-aside program for the use of AHP grants by the FHLBank’s members to assist in the refinancing of a household’s mortgage loan in order to prevent foreclosure.

The interim final rule also authorizes an FHLBank, in its discretion, to set aside annually up to the greater of $4.5 million or 35% of the FHLBank’s annual required AHP contribution to provide funds to members participating in homeownership set-aside programs, including a mortgage refinancing set-aside program, provided that at least one-third of this set-aside amount is allocated to programs to assist first-time homebuyers. An FHLBank may accelerate to its current year’s AHP program (including its set-aside programs) from future annual required AHP contributions an amount up to the greater of $5 million or 20% of the FHLBank’s annual required AHP contribution for the current year. The FHLBank may credit the amount of the accelerated contribution against required AHP contributions over one or more of the subsequent five years. The FHLBanks’ authority under the interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010.

Letters of Credit to Guarantee Municipal Bonds

Under prior law, FHLBanks’ guarantees of municipal bonds were limited to bonds issued to finance housing. Subject to certain conditions, FHLBanks are authorized under the Housing Act to guarantee municipal bonds in connection with the original issuance of a bond during the period from enactment of the Housing Act to December 31, 2010, without regard to the use of the proceeds of such issuances, and to renew or extend any such guarantee.

Minorities, Women, and Diversity in the Workforce

The Housing Act requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. In January 2010, the Finance Agency issued a proposed rule to effect this provision of the Housing Act. Comments on the proposed rule were due on or before March 12, 2010. On March 8, 2010, the comment period was extended until April 26, 2010.

Temporary Authority of the Secretary of the Treasury

The Housing Act granted the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities, if he or she determined that such purchase was necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. For the FHLBanks, this temporary authorization supplemented the existing authority of the Secretary of the Treasury under the FHLB Act to purchase up to $4.0 billion of FHLBank obligations. Since 1977, the Treasury has not owned any of the FHLBanks’ consolidated obligations under this previous authority.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury. The Treasury’s establishment of a GSECF was designed to serve as a contingent source of liquidity for the Regulated Entities. The Lending Agreements terminated on December 31, 2009. None of the FHLBanks borrowed under the Agreements. See “—Liquidity Requirements—Operational Liquidity Requirement” for additional information on the Lending Agreements.

Reporting of Fraudulent Financial Instruments

On June 17, 2009, the Finance Agency issued a proposed rule requiring the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. On January 27, 2010, the Finance Agency promulgated a final rule effective February 26, 2010 which was substantially the same as to the proposed rule. Under the rule, an FHLBank must notify the Director promptly after identifying such fraud or after the FHLBank is notified about such fraud by law enforcement or other government authority. The rule also requires each FHLBank to establish and maintain internal controls and procedures and an operational training program to assure the FHLBank has an effective system to detect and report such fraud. The rule defines “fraud” broadly as a material misstatement, misrepresentation, or omission relied upon by an FHLBank and does not require that the party making the misstatement, misrepresentation or omission have any intent to defraud.

Proposed Derivatives Legislation

Federal legislation has been proposed that would regulate the U.S. market for financial derivatives by providing for, in certain circumstances, centralized clearing of derivatives, trading of standardized products on regulated exchanges, and regulation of swap dealers and major swap participants. The proposed legislation may also require higher margin and capital requirements for non-standardized derivatives. The proposed legislation, if enacted, could materially affect the FHLBanks’, including the Seattle Bank’s, ability to hedge interest-rate exposure and achieve risk management objectives. We are unsure if, when, and in what form this legislation will ultimately be approved and how it may affect the Seattle Bank.

Other Regulatory Developments

    Other-Than-Temporary Impairment

In April and May 2009, the Finance Agency provided the Seattle Bank and the other 11 FHLBanks with guidance regarding the process for determining OTTI with respect to non-agency residential MBS. The goal of the guidance was to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if they are prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Seattle Bank) intended to early adopt the OTTI accounting guidance, the Finance Agency guidance required all FHLBanks to early adopt the Financial Accounting Standards Board's (FASB) OTTI accounting guidance effective January 1, 2009 and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2009 and 2008—Investments—Credit Risk” and Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data––Audited Financial Statements—Notes to Financial Statements” for a detailed discussion of the Finance Agency’s guidance and implementation of OTTI accounting.

ITEM 1A. RISK FACTORS

Following are some of the important risks and uncertainties that we face in our business. These are not the only risks and uncertainties that we may encounter, as others not now known to us or currently deemed immaterial may also materially adversely affect our business. If any of these or other risks or uncertainties occur, our business, including our financial condition and results of operations, could suffer, which, among other things, could affect our ability to provide our members with advances at competitive rates and could affect our ability to pay dividends and redeem or repurchase capital stock. The risks and uncertainties discussed below also include forward-looking statements, and our business, including our actual financial condition and results of operations, may differ substantially from that discussed in this report.

Seattle Bank Risks

Deterioration and uncertainty in the general economy, particularly in the U.S. housing and credit markets, has impacted and could continue to adversely impact the market value of our assets and liabilities, particularly our PLMBS, and result in asset impairment charges that have and could continue to significantly impact our financial condition and operating results and restrict the manner in which we run our business.

The U.S. mortgage market experienced considerable deterioration during 2009, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide. As foreclosure moratorium programs instituted in response to rising delinquencies expired and default rates on modified and non-modified loans increased, the inventory of foreclosed properties grew during 2009, with further increases forecast in 2010. Although in general, there was improvement in prices in the secondary PLMBS market during the second half of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying PLMBS resulted in the recognition of OTTI charges by a number of FHLBanks, including the Seattle Bank, during 2009. In addition, the NRSROs continued to downgrade a significant number of PLMBS, including some investments owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.

Continued deterioration of the U.S. housing market and the economy in general could lead to additional total OTTI losses or OTTI-related credit losses on our PLMBS, which, among other things, would negatively affect our financial condition and operating results and the manner in which we run our business. For additional information, see Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data––Audited Financial Statements––Notes to Financial Statements” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations––Financial Condition as of December 31, 2009 and 2008––Investments,” in this report.

The Finance Agency has determined that the Seattle Bank’s capital classification is “undercapitalized.” An FHLBank that is classified as undercapitalized is subject to a range of mandatory or discretionary restrictions, including limits on asset growth, prior approval by the Finance Agency of any new business activity, and submission of a capital restoration plan. We cannot predict whether or when the Finance Agency will change our capital classification, or what restrictions an approved capital restoration plan would include.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency, based primarily on our failure to meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009. An FHLBank with a final capital classification of undercapitalized is subject to a range of mandatory or discretionary restrictions. For example, the mandatory restrictions require an undercapitalized FHLBank to submit a capital restoration plan to the Finance Agency, limit asset growth, and obtain prior approval by the Finance Agency of any new business activity. Although the Seattle Bank has met all of its regulatory requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to classify the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. Accordingly, our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Although we do not believe that our undercapitalized classification has affected our ability to meet our members’ liquidity and funding needs, it could decrease member confidence, which, in turn, could reduce advance demand and net income should our members choose to use alternative sources of wholesale funding. Further, as a result of the capital classification, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short- or long-term credit ratings. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised capital restoration plan and the Finance Agency approved an extension to December 6, 2009. Our revised capital restoration plan was submitted on December 5, 2009 and deemed complete by the Finance Agency on January 27, 2010. On February 26, 2010, the Finance Agency notified us that it was extending the time to review the plan by 30 days, as allowed by regulation. We expect to be notified by Finance Agency of its decision on our revised capital restoration plan on or before March 29, 2010. It is unknown whether the Finance Agency will approve our revised capital restoration plan, but failure to obtain such approval could result in one or more regulatory actions, including the appointment of a conservator or receiver by the Finance Agency. Finance Agency approval of our revised capital restoration plan could result in additional restrictions for the Seattle Bank, and the Finance Agency could take other regulatory actions, which could negatively impact demand for our advances, our financial performance, and our business in general.

All mandatory actions and restrictions in place as a result of the previous capital classification determination remain in effect, including restrictions on redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval.

Our operating results or financial condition, or regulatory actions taken relating to the Seattle Bank could cause member or non-member shareholders to conclude that their Seattle Bank stock is impaired.

Our capital stock is subject to impairment risk, such that our shareholders could decide to write down the value of their investment in Seattle Bank capital stock based on their analysis of the recoverability of the stock’s $100 par value. Such a determination could follow their review of factors such as the long-term nature of an investment in our capital stock (i.e., Class B capital stock having a five-year statutory redemption period), the Seattle Bank’s current status as “undercapitalized” as determined by the Finance Agency, and the benefits of membership in our cooperative, including, among others, access to liquidity through low-cost funding, access to grants and below-market-rate loans for affordable housing and economic development, services and educational programs provided to members, and potential dividends (which we paid to members when the Seattle Bank met applicable regulatory capital requirements and operating targets).

Should shareholders determine that their investment in the Seattle Bank’s capital stock is impaired, our financial condition, operating results, and business could be negatively affected as, among other things, members may be less willing to do business with the Seattle Bank and the we may not be able to effectively carry out our mission. Further, a potential negative valuation of our capital stock could adversely impact our financial condition and results of operations.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members could have a negative effect on our financial condition and results of operations.

Our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advance business and resulting advance interest income. As of December 31, 2009, five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10% of our outstanding advances. As of December 31, 2009, the weighted average remaining term-to-maturity of these advances was 19.9 months.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In early October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., which assumed the related advances and outstanding capital stock of the Seattle Bank. In connection with the transaction and pursuant to our Capital Plan, we reclassified the membership to that of a non-member shareholder no longer able to enter into new borrowing arrangements with the Seattle Bank. As of December 31, 2009, the Seattle Bank had approximately $2.2 billion of advances outstanding to JPMorgan Chase Bank, N.A., approximately 70% of which mature in the first quarter of 2010.

On January 1, 2009, BANA purchased Merrill Lynch. Bank of America Oregon, N.A., a wholly owned subsidiary of BANA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, were both members of the Seattle Bank. On July 1, 2009, the assets of Merrill Lynch Bank USA were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch. As part of this restructuring, essentially all outstanding advances and Class B capital stock held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member.

The reclassification of our formerly largest member into a non-member shareholder (which cannot take out new advances) and the transfer of Class B capital stock from one large member to our now largest member have significantly changed the potential concentration of our advances among our members, particularly our largest borrowers. These changes may lead to adverse effects on our business, including greater advance concentration risk, lower advance balances and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.

    Exposure to credit risk, including counterparty nonperformance risk, could have a negative impact on our business performance.

We are subject to credit risk from our advances to members, secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, or other events have led and may further lead to member or counterparty defaults or losses on our advances, investments, mortgage loans held for portfolio, or derivative and hedging instruments that could adversely affect our business, including our financial condition and results of operations. For example, in September 2008, LBSF, a counterparty to certain of our derivatives contracts, filed for bankruptcy protection, which led to our recognizing a net $4.2 million loss in connection with that relationship in 2008.

The economic conditions of the past two years have adversely impacted our membership, and the number of members on our internal credit watch list has increased significantly over that period. Although we actively monitor and adjust our members’ (particularly our more troubled members') collateral positions and arrangements relative to their advance balances, continued or rapid deterioration in collateral quality could expose the Seattle Bank to additional credit risk from advances.

In addition, we have invested in PLMBS, the majority of which are collateralized by Alt-A mortgage loans, whose market values have declined significantly since mid-2007 and on which we have taken significant OTTI charges. Should market conditions, collateral credit quality, or performance of the loans underlying our PLMBS continue to deteriorate beyond our current expectations, we could incur additional market value losses on our investments, including additional OTTI charges, which could materially impact our result of operations, retained earnings, future dividend payments, and our ability to repurchase or redeem capital stock.

We also hold a significant amount of short-term investments with a limited number of secured and unsecured counterparties. Although we believe the likelihood of failure of any of these counterparties to be low, any such failure, particularly that of an unsecured counterparty, would have a significant adverse affect on our financial condition and results of operations, as well as our ability to operate our business generally.

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

In 2009, our members’ asset balances and their need for our advances decreased and may further decrease due to, among other things, decreased lending, increased levels of capital needed to support delinquent or defaulting mortgage loans that they hold, and volatility in the housing and credit markets in general. In addition, because demand for our advances is driven in part by our members’ ability to provide adequate collateral for our advances, a substantial amount of which is provided in the form of mortgage loans, which have been negatively impacted by the deteriorating U.S. housing market, members may be limited in their ability to access our advances. Reductions in advance volumes have and will likely continue to reduce our advance interest income.

We face competition for advances, which could adversely affect our net income.

We compete for advances business with other sources of funding, including our members’ retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by the cost of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and available collateral.

In addition, some recent legislative initiatives may adversely affect our competitive position with regard to the cost of our own funding, which we obtain primarily through the issuance of FHLBank consolidated obligations in the debt markets. In particular, U.S. government actions with regard to Freddie Mac and Fannie Mae may result in the debt securities of those entities being more attractive to investors than FHLBank System debt. Any such increase in our funding costs is likely to increase our advance rates and could negatively impact member demand for our advances. Further, taxes or penalties applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.

We use differential pricing as a strategy in fulfilling our core mission of providing liquidity to members through advances, particularly for those members with access to wider range of funding sources, including other FHLBanks. Differential pricing provides that rates on advances meeting specified criteria may be lower for some members than for others, so that the rates on our advances can be competitive with the lower rates available to those members. We believe that the resulting increase in advance volume compensates for any reduction in overall yield due to differential pricing. The financial market’s volatility that began in mid-2007 shifted much of our advance business from differential pricing to daily market-based pricing. Starting in the second half of 2009, the increasing availability of liquidity alternatives again increased our need to compete via differential pricing. However, there can be no assurance that the volume of such advances will adequately compensate us for the reduction in overall yield on such advances, which could negatively affect our financial condition and results of operations, particularly our net income.

We rely on quantitative models (and qualitative analyses) to manage risk, make business decisions, and evaluate our securities for OTTI. Our business could be adversely affected if those models or analyses fail to produce reliable results.

We make significant use of internal and third-party business and financial models to measure and monitor our risk exposures and use the information provided by these models to make decisions relating to strategies, initiatives, transactions, products, risk-based capital requirements, and valuation of our investments. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future advance demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have recently, the data and assumptions used for our models may not keep pace with changing conditions. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions or determinations of OTTI of securities, any of which could adversely affect our earnings, liquidity, capital position, and financial condition.

A sustained period of low interest rates or rapid changes or fluctuations in interest rates could adversely affect our net income if we do not manage our interest-rate risk effectively.

We earn net interest income from the spread between our earning assets and our debt funding costs and from investing our capital by purchasing both short- and long-term investments. While low interest rates reduce earnings on invested capital, spread income is generally only negatively impacted by lower interest rates if we are unable to maintain the spread between the earning assets and debt issuance interest rates. However, low interest rates adversely impact our net interest income in the following three significant ways:

·
The interest income on our variable interest-rate advances and PLMBS investments and the return on our short-term investment portfolio declines as interest rates decline. Because a significant percentage of our assets are mortgage-related or have short terms to maturity, sustained periods of low interest rates have and will continue to negatively impact our net income;

·	Declines in interest rates generally result in increased prepayments on mortgage-related assets such as our higher-yielding mortgage loans held for portfolio; and

·
The amount of additional net income generated by investing our capital is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in 2008 and 2009, negatively impacting our returns on and the availability of suitable investments.

    Further, our net income is affected by fluctuations in interest rates, which may be driven by economic factors. We are exposed to interest-rate risk primarily from the effects of changes in interest rates on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant source of interest-rate risk in our market-risk profile, as changes in interest rates affect both the value of our mortgage-related assets and prepayment rates on those assets. We manage the interest-rate risk of our assets with a combination of debt issuance and derivatives, including interest-rate swaps, interest-rate caps and floors, and swaptions. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. See “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk,” which discusses, among other things, the changes in interest rates in recent years and their effects on our business. We believe our enhanced focus on market-risk measurement and monitoring enables us to manage interest-rate risk more effectively. Nevertheless, a rapid or significant drop in long-term interest rates could result in faster-than-expected prepayments, lower-than-expected yields on mortgage-related assets, and higher-than-expected hedging costs, which could contribute to lower net income.

    Member failures and consolidations may adversely affect our business.

Over the last two years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which, in turn, have increased regulatory scrutiny, capital required to cover non-performing loans, and market value losses on certain securities. The increasing defaults and need to preserve capital have also led to an increase in both the number of financial institution failures and in the number of mergers and consolidations. As a result of such activity, the Seattle Bank lost 10 members in 2008, eight members in 2009, and eight members to date in 2010. If there is a significant increase in the number of member failures and mergers or consolidations, particularly into out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations, as well as our operations generally.

Further, although all of our outstanding advances to member institutions that have failed or merged or consolidated with other institutions were prepaid or assumed by either the FDIC or the applicable acquiring institution, if more members fail and if the FDIC (or another applicable entity) does not promptly repay all of the failed institutions’ obligations to us or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institutions in order to satisfy their obligations to us. Although we regularly monitor the collateral that is pledged to us to ensure that it is sufficient to support our members’ advances, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institutions’ obligations or the operational cost of liquidating the collateral, negatively impacting our financial results and business in general.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our mortgage-related assets may be adversely affected.

Since 2008, as mortgage loans delinquencies and loss severities increased, a number of mortgage servicers announced programs to modify these loans in order to mitigate losses. Such loan modifications included reductions in interest rate or principal. Losses from such loan modifications may be allocated to investors in the MBS collateralized by these loans in the form of lower interest payments or reductions in future principal amounts received.

In addition, many mortgage servicers are contractually required to advance interest and principal payments on delinquent loans serving as collateral in our MBS investments and mortgage loan portfolio, regardless of whether the servicer has received payment from the borrower and provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements combined with decreasing property values in many geographic areas, may result in lower fair values or higher OTTI credit losses on our MBS investments and lower fair values and higher credit losses on our mortgage loans held for portfolio than we previously experienced, negatively impacting our financial condition and results of operations.

We could be negatively affected, directly or through our members, by global, national, and local business and economic conditions, as well as other events that are outside of our control.

Global, national, and local business and economic conditions could become less favorable or could have a more direct and pronounced effect on our business or our members’ businesses than expected. Conditions affecting interest rates, money supply, inflation, and debt and capital markets, including those stemming from legislative actions, such as the American Recovery and Reinvestment Act of 2009 (2009 Stimulus Package), and policies of governmental entities such as the U.S. Treasury and Federal Reserve, can have a significant impact on our operations. Proposals to address deteriorating housing credit market conditions, such as revising bankruptcy laws to enable modifications to mortgage balances or terms could have a significant negative impact on the market value of MBS investments and mortgage loans held for portfolio, impacting both the Seattle Bank and our members.

Continued downward trends in these conditions (or conditions failing to improve) could adversely affect our ability to increase or maintain the quality of our interest-earning assets and increase the costs of our interest-bearing liabilities. For example, the economic downturn and declining property values have caused and could continue to cause higher delinquency and default rates on mortgage loans, and further negatively affect the financial condition of some of our members and the value of our investments, which could adversely impact our business, including advance levels and interest income. Furthermore, natural disasters, acts of terrorism, and other events outside of our control, especially if they occur in our district, could negatively affect us, by damaging our members’ businesses, our operations, the collateral for our advances and mortgage loans, and in other ways. For example, should there be a natural disaster or other event, such as the terrorist attacks on September 11, 2001, that limits or prevents the FHLBank System from accessing the public debt markets for a period of time, our business, including our ability to provide advances to our members, would be significantly affected.

    We rely heavily upon effective information systems and other technology, and failures in these systems could adversely affect our business.

We rely heavily upon effective information systems and other technology to conduct and manage our business, including systems and other technology provided by third parties. Our ability to maintain and upgrade our information systems and technologies is dependent on the continued support capabilities of our third-party providers, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by third parties, we may be unable to effectively conduct and manage our business. For example, in the first quarter of 2009, our primary vendor for data processing services notified us of its intent not to renew our agreement when it expires on December 31, 2010. We are in the process of replacing the essential computing services currently provided by this vendor, but may be negatively impacted if difficulties occur during the transition. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breach, or a third-party service provider’s error could cause such a failure or interruption. Any significant failure or interruption could harm our customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.

FHLBanks and FHLBank System Risks that Affect the Seattle Bank

Our access to funding depends upon demand for the FHLBank System’s debt issuances.

We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products may result in higher debt costs or lower amounts of debt issued by the FHLBanks than historically has been the case. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.

Our primary source of funding is the issuance of consolidated obligations by the Office of Finance on our behalf. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets which are beyond our control. Since mid-2007, severe financial and economic disruptions in the global credit markets and economy and the U.S. and other governments’ actions to mitigate the effects of these disruptions changed the demand for GSE debt, including that of the FHLBank System and, consequently, affected our funding costs and practices. Since the second quarter of 2008, the volatility and cost associated with issuing our long-term consolidated obligation bonds have risen sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers’ reluctance to sponsor, and investors’ reluctance to buy, longer-term GSE debt. This situation, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and FHLBank consolidated obligation discount notes, has increased our reliance on the issuance of consolidated obligation discount notes with maturities of one year or less for our funding. As a result, any significant disruption in the short-term debt markets could have a serious effect on the Seattle Bank. Further, if these conditions continue indefinitely, we may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause us to further increase advance rates, which could adversely affect demand for our advances and our results of operations. Alternatively, funding longer-term assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. If we cannot access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations and the value of Seattle Bank membership.

Our borrowing costs and access to funds also could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to Fannie Mae, Freddie Mac, and the FHLBanks have, at times, created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. Further, related or similar actions could put more pressure on the cost of our consolidated obligations and on our ability to issue our debt. For example, in response to investor and financial concerns, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac in conservatorship and the U.S. Treasury put in place a set of financing agreements to ensure that those GSEs continue to meet their obligations to holders of bonds that they have issued or guaranteed. Investor concerns about U.S. agency debt, including that of the FHLBanks, may ultimately result in higher borrowing costs, which could negatively impact our business.

    Recently enacted legislation and regulations, particularly the Emergency Stabilization Act of 2008 (Stabilization Act) and the Housing Act, or proposed legislation such as GSE reform, as well as the final rule by the FDIC to increase premiums and to increase deposit insurance coverage, could have an adverse impact on the Seattle Bank’s and the other FHLBanks’ financial condition and results of operations.

In March 2009, the FDIC issued a final rule to raise an insured institution’s base assessment rate based upon the institution’s ratio of secured liabilities to domestic deposits. Under the rule, if an institution’s ratio of secured liabilities to domestic deposits is greater than 25%, its assessment rate will increase. However, its assessment rate would never be more than 50% greater than it was before the adjustment. Because our advances are considered secured liabilities by our members, the rule has the effect of increasing the all-in borrowing costs for some of our members, including when borrowing from the Seattle Bank, which may tend to reduce member demand for our advances.

The programs established or to be established under the Stabilization Act, including the Troubled Asset Relief Program (TARP), and the Housing Act, could adversely impact us, but the ultimate impact of such programs and those of proposed legislation or regulation on the Seattle Bank cannot be predicted at this time.

The Seattle Bank and the other FHLBanks are governed by laws and regulations relating to the FHLBank System, changes to which could negatively impact our business.

The FHLBanks are GSEs supervised and regulated by the Finance Agency and subject to rules and regulations promulgated by the Finance Agency. From time to time and particularly over the last two years due to the financial crisis, Congress and regulators have passed or amended legislation, including the FHLBank Act, and regulations that have significantly affected the rights and obligations of the FHLBanks and the manner in which they carry out their housing-finance mission and business operations.

For example, the Housing Act, enacted in July 2008, created a new single regulator for Fannie Mae, Freddie Mac, and the FHLBanks, and addressed other GSE reform issues that have been considered over recent years. The Housing Act, among other things, enables the U.S. Treasury to temporarily increase purchases of debt of Fannie Mae, Freddie Mac, and the FHLBanks, authorizes purchases of equity of Fannie Mae and Freddie Mac, and requires the new regulator to consult with the Federal Reserve on a variety of issues related to safety and soundness. The Housing Act also required the Finance Agency to develop new capital requirements for Fannie Mae, Freddie Mac, and the FHLBanks. The final rule, published in July 2009, established capital adequacy levels for the FHLBanks based on capital-to-assets ratios and specified requirements for FHLBanks that are classified as other than adequately capitalized.

Further, the FHLBanks are limited by charter to specific business and investment opportunities. Laws or regulations limiting or restricting, among other things, new product development, types of acceptable collateral, or membership in the FHLBanks (including the Seattle Bank) could adversely impact the ability of the FHLBank System to continue its mission of providing liquidity and other products and services to its members.

Concerns related to OTTI, restrictions on dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other actions, including downgrades in our credit ratings or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.

The Seattle Bank and several other FHLBanks have reported, and may continue to report, earnings pressures primarily due to impairment charges taken on PLMBS during 2008 and 2009. In 2008 and 2009, the Seattle Bank and several FHLBanks were required to or otherwise voluntarily suspended dividends and capital stock repurchases to preserve capital, prompting significant attention from several major financial news organizations. If the earnings pressures continue, they could raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could result in higher and more volatile debt costs and, possibly, more difficulty in issuing debt, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events were to occur, our advance rates could increase, negatively impacting our advance volumes. In addition, should counterparties perceive that the FHLBank System has a higher credit risk profile, it could cost more to enter into interest-rate exchange agreements, negatively impacting our financial condition and results of operations.

Significantly lower earnings or net losses at other FHLBanks could increase our AHP and REFCORP assessments if we are required to make contributions in order to ensure that the minimum statutory amounts are funded by the FHLBank System.

Annually, the FHLBanks must set aside the greater of $100 million or 10% of regulatory net earnings to fund the AHP. If the total annual income earnings AHP expenses but after REFCORP assessments of the 12 FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10% of its net earnings to meet the minimum $100 million annual AHP contribution. If the Seattle Bank were required to contribute under such a scenario, our additional AHP contribution would reduce our net income.

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

We could become liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.

Although we are primarily liable for the allocated portion of consolidated obligations issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The Finance Agency, at its discretion, may require any FHLBank to make the principal or interest payments due on any FHLBank’s consolidated obligation, even in the absence of a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rata basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations if the Finance Agency decided to make us liable for another FHLBank’s consolidated obligations. Any such liability would negatively affect our financial condition and results of operations, as well as further limit our ability to pay dividends or repurchase or redeem our member capital stock.

In addition, in 2006, the FHLBanks entered into an agreement where in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the agreement. Although no FHLBank has failed to timely fund its principal and interest payments since the agreement was put into place, we could incur increased short-term borrowing costs if we should be required to participate in making such payments under the agreement.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Seattle Bank is subject to legal proceedings arising in the normal course of business. After consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters other than possibly those described below, will have a material impact on our financial condition, results of operations, or cash flows.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to two PLMBS securities (the MS Securities) that the Seattle Bank purchased from, among others, Morgan Stanley & Co., Inc. (MS), in an aggregate original principal amount of approximately $233.5 million. In addition to MS, the defendants in this proceeding include Morgan Stanley Capital, Inc., Redwood Trust, Inc., and Sequoia Residential Funding, Inc. (collectively, the MS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the MS Securities and repurchase of the MS Securities by the MS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the MS Securities received by the Seattle Bank. The Seattle Bank asserts that the MS Defendants made untrue statements and omitted important information in connection with their sale of the MS Securities to the Seattle Bank. On January 22, 2010, the MS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to six PLMBS securities (the CSC Securities) that the Seattle Bank purchased from, among others, Countrywide Securities Corporation (CSC), in an aggregate original principal amount of approximately $461.9 million. In addition to CSC, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (collectively, the CSC Defendants).  The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the CSC Securities and repurchase of the CSC Securities by the CSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the CSC Securities received by the Seattle Bank. The Seattle Bank asserts that the CSC Defendants made untrue statements and omitted important information in connection with their sale of the CSC Securities to the Seattle Bank. On January 25, 2010, the CSC Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. Bank of America Oregon, N.A., which is affiliated with the CSC Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 20.9% of the Seattle Bank’s capital stock as of December 31, 2009.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to two PLMBS securities (the BAS Securities) that the Seattle Bank purchased from, among others, Banc of America Securities LLC (BAS), in an aggregate original principal amount of approximately $135.5 million. In addition to BAS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Banc of America Funding Corporation, and Bank of America Corporation (collectively, the BAS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BAS Securities and repurchase of the BAS Securities by the BAS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BAS Securities received by the Seattle Bank. The Seattle Bank asserts that the BAS Defendants made untrue statements and omitted important information in connection with their sale of the BAS Securities to the Seattle Bank.  On January 25, 2010, the BAS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. Bank of America Oregon, N.A., which is affiliated with the BAS Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 20.9% of the Seattle Bank’s capital stock as of December 31, 2009.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the CSS Securities) that the Seattle Bank purchased from, among others, Credit Suisse Securities (USA) LLC f/k/a Credit Suisse First Boston LLC (CSS), in an aggregate original principal amount of approximately $248.7 million. In addition to CSS, the defendants in this proceeding include Credit Suisse First Boston Mortgage Securities Corp. and Credit Suisse Management LLC f/k/a Credit Suisse First Boston Management LLC (collectively, the CSS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the CSS Securities and repurchase of the CSS Securities by the CSS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the CSS Securities received by the Seattle Bank. The Seattle Bank asserts that the CSS Defendants made untrue statements and omitted important information in connection with their sale of the CSS Securities to the Seattle Bank. On January 27, 2010, the CSS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to one PLMBS security (the DBS Security) that the Seattle Bank purchased from, among others, Deutsche Bank Securities, Inc. (DBS), in an aggregate original principal amount of approximately $63.7 million. In addition to DBS, the defendants in this proceeding include Deutsche Alt-A Securities, Inc. and DB Structured Products, Inc. (collectively, the DBS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the DBS Security and repurchase of the DBS Security by the DBS Defendants for the original purchase price plus 8% per annum (plus related costs), minus distributions on the DBS Security received by the Seattle Bank. The Seattle Bank asserts that the DBS Defendants made untrue statements and omitted important information in connection with their sale of the DBS Security to the Seattle Bank. On January 22, 2010, the DBS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to five PLMBS securities (the GS Securities) that the Seattle Bank purchased from, among others, Goldman, Sachs & Co. (GS), in an aggregate original principal amount of approximately $365.0 million. In addition to GS, the defendants in this proceeding include GS Mortgage Securities Corp. and Goldman Sachs Mortgage Company (collectively, the GS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the GS Securities and repurchase of the GS Securities by the GS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the GS Securities received by the Seattle Bank. The Seattle Bank asserts that the GS Defendants made untrue statements and omitted important information in connection with their sale of the GS Securities to the Seattle Bank. On January 28, 2010, the GS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to one PLMBS security (the ML Security) that the Seattle Bank purchased from, among others, Merrill Lynch, Pierce, Fenner & Smith Inc. (ML), in an aggregate original principal amount of approximately $100.0 million. In addition to ML, the defendants in this proceeding include Merrill Lynch Mortgage Investors, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the ML Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the ML Security and repurchase of the ML Security by the ML Defendants for the original purchase price plus 8% per annum (plus related costs), minus distributions on the ML Security received by the Seattle Bank. The Seattle Bank asserts that the ML Defendants made untrue statements and omitted important information in connection with their sale of the ML Security to the Seattle Bank. On January 25, 2010, the ML Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. Bank of America Oregon, N.A., which is affiliated with the ML Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 20.9% of the Seattle Bank’s capital stock as of December 31, 2009.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the UBS Securities) that the Seattle Bank purchased from, among others, UBS Securities LLC (UBS), in an aggregate original principal amount of approximately $658.6 million.  In addition to UBS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc. (collectively, the UBS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the UBS Securities and repurchase of the UBS Securities by the UBS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the UBS Securities received by the Seattle Bank. The Seattle Bank asserts that the UBS Defendants made untrue statements and omitted important information in connection with their sale of the UBS Securities to the Seattle Bank. On January 25, 2010, the UBS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. Bank of America Oregon, N.A., which is affiliated with CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc., is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 20.9% of the Seattle Bank’s capital stock as of December 31, 2009.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the BC Securities) that the Seattle Bank purchased from, among others, Barclays Capital, Inc. (BC), in an aggregate original principal amount of approximately $661.9 million.  In addition to BC, the defendants in this proceeding include BCAP LLC and Barclays Bank PLC (collectively, the BC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BC Securities and repurchase of the BC Securities by the BC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BC Securities received by the Seattle Bank. The Seattle Bank asserts that the BC Defendants made untrue statements and omitted important information in connection with their sale of the BC Securities to the Seattle Bank. On January 22, 2010, the BC Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to ten PLMBS securities (the BSC Securities) that the Seattle Bank purchased from, among others, Bear, Stearns & Co., Inc. (BSC), in an aggregate original principal amount of approximately $699.4 million. In addition to BSC, the defendants in this proceeding include Structured Asset Mortgage Investments II, Inc. and The Bear Stearns Companies, Inc. (collectively, the BSC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BSC Securities and repurchase of the BSC Securities by the BSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BSC Securities received by the Seattle Bank. The Seattle Bank asserts that the BSC Defendants made untrue statements and omitted important information in connection with their sale of the BSC Securities to the Seattle Bank. On January 25, 2010, the BSC Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. JPMorgan Chase Bank, N.A., which may be deemed affiliated with the BSC Defendants, is not a named defendant in these actions, JPMorgan Chase Bank, N.A. held 27.6% of the Seattle Bank’s capital stock as of December 31, 2009.

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the RBS Securities) that the Seattle Bank purchased from, among others, RBS Securities, Inc. f/k/a Greenwich Capital Markets, Inc. (RBS), in an aggregate original principal amount of approximately $360.0 million. In addition to RBS, the defendants in this proceeding include Greenwich Capital Acceptance, Inc. and RBS Holdings USA, Inc. f/k/a Greenwich Capital Holdings, Inc. (collectively, the RBS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the RBS Securities and repurchase of the RBS Securities by the RBS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the RBS Securities received by the Seattle Bank. The Seattle Bank asserts that the RBS Defendants made untrue statements and omitted important information in connection with their sale of the RBS Securities to the Seattle Bank. On January 27, 2010, the RBS Defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County.

ITEM 4. RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding capital stock is owned by our members, except in limited circumstances (e.g., for a period after a member is acquired by a non-member). We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A capital stock at $100 par value per share six months and Class B capital stock at $100 par value per share five years after receipt of a written request from a member, subject to regulatory, Board, and Capital Plan limitations. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been and are currently unable to redeem or repurchase Class A or Class B capital stock prior to or at the end of the statutory six-month or five-year redemption periods.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct our risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009.

Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A capital stock and Class B capital stock, each of which has a par value of $100 per share. Each class of stock can be issued, redeemed, and repurchased only at par value. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.

As of February 28, 2010, we had 397 shareholders holding 26,373,842 shares of our Class B capital stock and 111 shareholders holding 1,588,642 shares of our Class A capital stock. Of the outstanding shares, 9,208,143 and 263,457 were shares of Class B and Class A capital stock reclassified for financial reporting purposes from capital stock to mandatorily redeemable capital stock liability.

Dividends

Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the Finance Board adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2009, we had excess stock of $1.5 billion or 2.9% of our total assets.

On December 8, 2006, the Director of the Office of Supervision granted us a waiver, at the request of our Board, to resume paying quarterly dividends subject to certain limitations. The waiver related to dividend limitations imposed by our Board as a condition to the Finance Board’s acceptance in 2005 of our business plan. The dividend limitation identified in the waiver generally provides that dividend payments may not exceed 50% of year-to-date GAAP net income. In April 2008, the Finance Board notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” for additional information regarding the dividend limitations and the waiver.

We declared and paid no dividends on our Class A or Class B capital stock during 2009. The following table provides the dividends paid in 2008 on our Class A and Class B capital stock.

	For the Year Ended December 31, 2008
	Class A Capital Stock		Class B Capital Stock
Dividends Paid	Amount	Annualized Dividend Rate	Amount	Annualized Dividend Rate
(in thousands, except percentages)
First quarter	$3,019	4.56	$5,352	1.00
Second quarter	3,089	3.20	7,497	1.40
Third quarter	1,761	2.08	7,517	1.40
Fourth quarter
Total	$7,869	2.31	$20,366	0.95

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

Issuer Purchases of Equity Securities

   In accordance with correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (SEC) dated May 23, 2006, we are exempt from disclosure of unregistered sales of common equity securities or securities issued through the Office of Finance that otherwise would have been required under Item 701 of the SEC’s Regulation S-K. By the same no-action letter, we are also exempt from disclosure of securities repurchases by the issuer that otherwise would have been required under Item 703 of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the Seattle Bank should be read in conjunction with “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements,” as well as the unaudited supplementary data, and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report.

	December 31,
Selected Financial Data	2009		2008	2007	2006	2005
(in millions, except percentages)
Statements of Condition (at year end)
Total assets		$51,094	$58,362	$64,207	$53,501	$52,527
Investments (1)		23,817	16,005	12,538	18,685	23,571
Advances		22,257	36,944	45,525	27,961	21,435
Mortgage loans held for portfolio		4,107	5,087	5,666	6,367	7,216
Allowance for credit losses on mortgage loans		1
Deposits and other borrowings		340	582	964	990	1,194
Consolidated obligations: (2)
Discount notes		18,502	15,878	14,980	1,496	10,621
Bonds		29,762	38,591	44,996	48,041	37,882
Total consolidated obligations		48,264	54,469	59,976	49,537	48,503
Mandatorily redeemable capital stock		946	918	82	69	66
AHP payable		9	16	23	23	31
REFCORP (receivable) payable		(20)		5	2	(3)
Capital stock:
Class A capital stock - putable		133	118	288
Class B, B (1), and B (2) capital stock - putable		1,717	1,730	2,141	2,141	2,133
Total capital stock		1,850	1,848	2,429	2,141	2,133
Retained earnings		52	(79)	149	92	69
Accumulated other comprehensive loss		(909)	(3)	(2)	(2)
Total capital		993	1,766	2,576	2,231	2,202

Statements of Operations (for the year ended)
Net interest income		$215	$179	$171	$77	$97
Provision for credit losses		1
Other (loss) income		(323)	(319)	(28)	3	(28)
Other expense		53	59	46	45	66
(Loss) income before assessments		(162)	(199)	97	35	3
AHP and REFCORP assessments				26	9	1
Net (loss) income		(162)	(199)	71	26	2

Dividends (for the year ended)
Dividends paid in cash and stock (3)	$		$29	$14	$2	$8
Annualized dividend rate:
Class A stock - putable (4)		0.00%	2.31%	5.08%	N/A	N/A
Class B stock - putable (4)		0.00%	0.95%	0.60%	0.10%	N/A
Class B (1) stock - putable (4) (5)		N/A	N/A	N/A	N/A	0.41%
Class B (2) stock - putable (4) (5)		N/A	N/A	N/A	N/A	0.38%
Dividend payout ratio (6)		0.00%	-14.20%	20.30%	8.28%	494.63%

Financial Statistics (for the year ended)
Return on average equity		-13.94%	-7.84%	3.00%	1.16%	0.08%
Return on average assets		-0.30%	-0.29%	0.12%	0.05%	0.00%
Average equity to average assets		2.15%	3.76%	3.98%	4.17%	4.05%
Regulatory capital ratio (7)		5.58%	4.60%	4.14%	4.30%	4.32%
Net interest margin (8)		0.40%	0.27%	0.29%	0.15%	0.19%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, and available-for-sale (AFS) and held-to-maturity (HTM) securities.
(2)
Consolidated obligations are the joint and several obligations of all the FHLBanks. The total amount of the FHLBanks’ outstanding consolidated obligations, net of interbank holdings, was approximately $930.6 billion, $1.3 trillion, $1.2 trillion, $947.3 billion, and $931.7 billion as of December 31, 2009, 2008, 2007, 2006, and 2005.

(3)
Cash dividends of $0, $28.2 million, $14.3 million, $2.1 million, and $23,000 were paid for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. The remainder of the dividends were paid in capital stock.

(4)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(5)	We amended our Capital Plan in December 2006 and outstanding Class B(1) capital stock, and Class B(2) capital stock were converted into Class B stock.
(6)	Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period.
(7)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(8)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This discussion and analysis reviews our financial condition as of December 31, 2009 and 2008 and our results of operations for the years ended December 31, 2009, 2008, and 2007. It should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2009, 2008, and 2007 included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

GENERAL

The Seattle Bank is a federally chartered corporation and one of 12 FHLBanks, which along with the Office of Finance, comprise the FHLBank System. The Seattle Bank is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Any building and loan association, savings and loan association, homestead association, insurance company, savings bank, CDFI, or federally insured depository institution located in the Seattle Bank’s district is eligible to apply for membership. Our primary business activity is providing advances to our members and eligible housing associates. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds, through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need. We fund these grants and loans through the AHP and the CIP.

Our capital stock is not publicly traded and can be held only by our members, by non-member institutions that acquire capital stock by virtue of acquiring member institutions, or by former members whose capital stock has not been redeemed by the Seattle Bank. All of our members must purchase capital stock in the Seattle Bank to support their membership and borrowings. Our capital stock has a par value of $100 per share and is purchased, redeemed, repurchased, and transferred within our cooperative (with our prior approval) only at its par value. Members may redeem excess capital stock, or withdraw from membership and redeem all outstanding capital stock, with five years’ written notice in the case of Class B capital stock and six months’ written notice in the case of Class A capital stock, assuming the Seattle Bank is in compliance with its capital requirements and is not otherwise restricted from redeeming stock by the Finance Agency.

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding source is consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of credit, and general economic conditions.

MARKET CONDITIONS

The turmoil in the global financial markets that began in mid-2007 and intensified during 2008 continued to impact borrowing and lending activities during 2009. Although liquidity improved during 2009, decreasing creditworthiness and increasing nonperformance of counterparties continued to adversely affect the market value and capitalization of many financial institutions and, in turn, resulted in additional institutional failures, mergers, and consolidations.

The U.S. mortgage market experienced considerable deterioration during 2009, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide. As foreclosure moratorium programs instituted in response to rising delinquencies expired and default rates on modified and non-modified loans increased, the inventory of foreclosed properties grew during 2009, with further increases forecast for 2010. Although in general, prices in the secondary PLMBS market improved during the second half of 2009, continued deterioration in the overall credit quality of the mortgage collateral underlying PLMBS resulted in the recognition of OTTI charges by a number of FHLBanks, including the Seattle Bank, during 2009. In addition, in 2009 and early 2010, the NRSROs continued to downgrade a significant number of PLMBS, including some investments owned by the Seattle Bank, indicating the NRSROs' expectations of larger losses than previously forecast on these securities.

These difficulties in the housing, credit, and other financial markets, as well as other factors, prompted significant actions in 2008 and 2009 by governments, regulatory agencies, and other credit market participants around the world, including in the United States. For example, during this period, the U.S. Treasury, the Federal Reserve, and the FDIC announced a number of major initiatives, including new measures impacting the FHLBank System, its members, and the financial markets, to address liquidity pressures and increase confidence among credit market participants. Initiatives including the U.S. Treasury’s TARP, the FDIC’s Treasury Liquidity Guarantee Program (TLGP), the Federal Reserve’s purchases of commercial paper, agency debt securities, and MBS, and the Federal Reserve’s expanded discount window lending, have provided additional sources of liquidity to financial institutions. It is unclear how long it will take for recent legislative and regulatory initiatives to be fully implemented and, when and if implemented, what effects they will ultimately have on the U.S. economy, our member financial institutions, and the Seattle Bank. See “—Regulatory Actions and Developments” below for more information.

During 2009, the difficult economy significantly impacted our members, with many experiencing financial difficulties due to lower earnings and declines in the quality of their assets. As a result, many of our members, with the encouragement of their regulators, delevered their balance sheets to strengthen their capital position. This, along with a number of other factors, including increasing customer deposits, reductions in loan growth, and participation in one or more of the regulatory initiatives described above, or acquisition or merger, generally reduced many of our members’ needs for wholesale funding.

Although Seattle Bank advances continued to be an important source of liquidity to many of our members as they worked through the changing and difficult economic climate, our advances balance declined during 2009 from its peak in September 2008 following a period of strong demand. We believe that our ability to rapidly respond to our members’ changing liquidity needs is a fundamental strength of the FHLBank cooperative structure.

During 2009, members were primarily interested in short-term, fixed interest-rate advances. We generally funded these advances with short-term funding at favorable interest rates. During 2009, investors continued to view short-term FHLBank consolidated obligations as carrying a strong credit profile, which resulted in increased investor demand for consolidated obligation discount notes and short-term consolidated obligation bonds. Because of this strong demand, the cost to issue short-term consolidated obligations generally remained low, although the mix of consolidated obligation discount notes and consolidated obligation bonds varied throughout the year.

During 2009, eight of our members were closed by the FDIC and to date in 2010 an additional eight members have been closed or acquired. In addition, the July 2009 transfers of assets from Merrill Lynch Bank USA, previously a member of the Seattle Bank, to BANA (a non-member), and then to BANA’s subsidiary, Bank of America Oregon, N.A. (a Seattle Bank member), increased our advance and capital stock concentrations with largest members. In October 2008, our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase, a non-member institution. We believe that the continued deterioration of the U.S. mortgage and commercial real estate markets and increasing delinquencies in consumer credit card debt will result in additional member institution failures during the remainder of 2010, which could further negatively impact advance demand. During 2009, the Seattle Bank added 13 new members. We believe the continued interest in membership in the Seattle Bank is due to our proven ability to provide liquidity during changing market conditions, including those volatile conditions that have existed since 2007.

Financial Results and Condition

The Seattle Bank recorded a net loss of $161.6 million for the year ended December 31, 2009, an improvement of $37.8 million, or 18.9%, from our 2008 net loss of $199.4 million. The net loss in 2009 was primarily due to OTTI credit losses of $311.2 million on certain of our PLMBS (further discussed below). Our 2009 results of operations were favorably impacted compared to 2008 results by the following:

•	An increase in net interest income of $36.6 million, primarily due to lower funding costs;

•	A reduction in charges related to early extinguishment of consolidated obligations of $16.1 million; and

•	A reduction in other expenses of $6.4 million, primarily attributable to the 2008 provision for derivative counterparty credit loss resulting from the LBSF bankruptcy.

These improvements in 2009 were partially offset by increased charges on derivatives and hedging activities of $14.7 million.

As of December 31, 2009, we had total assets of $51.1 billion, total outstanding stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $52.9 million, compared to total assets of $58.4 billion, total outstanding stock (including mandatorily redeemable capital stock) of $2.8 billion, and an accumulated deficit of $78.9 million as of December 31, 2008. The decrease in assets was primarily due to our lower advances balance. Advances, which peaked at $46.3 billion in September 2008, declined to $22.3 billion as of December 31, 2009. The change from our accumulated deficit as of December 31, 2008 to retained earnings as of December 31, 2009 primarily resulted from our adoption of new OTTI accounting guidance (as described below), under which we recognized a cumulative-effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009 (with a corresponding adjustment to accumulated other comprehensive loss), partially offset by our 2009 net loss of $161.6 million.

In April 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance for evaluating securities for OTTI. This guidance requires, among other things, the separation of an OTTI loss into (a) the amount of the total impairment related to credit loss and (b) the amount of the total impairment related to all other factors (i.e., the “non-credit” component). The amount of the total OTTI loss related to credit loss is recognized in earnings in the statement of income. The amount of the total OTTI loss related to all other factors is recognized in other comprehensive income in the statement of condition. The Seattle Bank adopted this new OTTI accounting guidance effective January 1, 2009.

Because of continued credit deterioration, additional impairments related to projected credit losses and all other factors (i.e., non-credit losses) were recorded in 2009 on nine securities previously identified as OTTI in 2008. During 2009, we recognized OTTI charges on 31 additional PLMBS. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security’s amortized cost basis. The following table summarizes the credit, non-credit, and total OTTI charges recorded on our PLMBS investments, by year of initial impairment, for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
OTTI Private-Label Mortgage-Backed Securities	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
Newly OTTI during 2009	$(203,511)	$(1,067,656)	$(1,271,167)
Previously OTTI in 2008	(107,671)	29,013	(78,658)
Total OTTI private-label mortgage-backed securities	$(311,182)	$(1,038,643)	$(1,349,825)

Due to the continued deterioration of the U.S. housing market, we could recognize additional OTTI losses on our PLMBS if, among other things, delinquency or loss rates on mortgages continue to increase beyond those already expected, residential real estate values continue to decline beyond our forecasted levels as of December 31, 2009, mortgage loan servicing practices deteriorate, or the collateral supporting our securities becomes part of a loan modification program. If additional OTTI losses are taken, they could further negatively impact our earnings, other comprehensive loss, and total regulatory and GAAP capital, as well as our compliance with regulatory requirements. The majority of our OTTI losses have been related to non-credit factors, which we currently expect to recover over the terms of the investments. See “––Financial Condition as of December 31, 2009 and 2008—Investments,” Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part I. Item 1A. Risk Factors” for more information.

Changes in market interest rates and the continued modest level of activity in the PLMBS market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS collateralized by Alt-A mortgage loans. As of December 31, 2009 and 2008, our net unrealized market value losses were $479.5 million and $2.1 billion, which, in accordance with GAAP, are not reflected in our financial position and operating results. The decreases in our unrealized market value loss is primarily the result of the recognition of the $1.3 billion in total OTTI losses and improvements in the market values of some of our PLMBS for the year ended December 31, 2009. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 75.8% and 22.9% as of December 31, 2009 and 2008. Our market value of equity may continue to fluctuate significantly until conditions more consistent with past experience return to the financial markets. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information on the estimation of fair values.

We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our mortgage-backed securities and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk. For additional information, see “—Financial Condition as of December 31, 2009 and 2008,” “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” and “Part I. Item 1A. Risk Factors,” in this report.

We believe the condition of the U.S. economy will continue to affect and be affected by deterioration in the U.S. housing, commercial real estate, and consumer credit card debt markets, at least through 2010. Going forward, we expect to continue to manage our business in order to meet members’ liquidity and funding needs, in varying market conditions, and maintain our access to the capital markets and strong liquidity position. However, actions we have taken and may take in the future to meet our members’ needs may adversely impact our financial condition and results of operations. In addition, we continue to assess the impact of legislative, regulatory, and membership changes, and believe that some of these changes will negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Legislative and Regulatory Developments

There were a significant number of legislative and regulatory actions and initiatives that were implemented, promulgated, or proposed during 2009, including the regulatory actions summarized below. See “Part I. Item 1. Business—Legislative and Regulatory Developments" and “Part I. Item 1A. Risk Factors” for additional information.

On July 30, 2009, the Finance Agency published a final rule that implemented the PCA provisions of the Housing Act. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

In August 2009, following applicable notice and response, we received a capital classification of undercapitalized from the Finance Agency based primarily on our failure to meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009. An FHLBank with a final capital classification of undercapitalized is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank must submit a capital restoration plan to the Finance Agency, is subject to limitations on asset growth, and must receive approval by the Finance Agency before engaging in any new business activity. Although the Seattle Bank has met all of its regulatory requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly . All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including not redeeming or repurchasing capital stock or paying dividends without Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until it believes that we have demonstrated sustained performance in line with an approved capital restoration plan. As such, our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised capital restoration plan and the Finance Agency approved an extension to December 6, 2009. Our revised capital restoration plan was submitted on December 5, 2009 and deemed complete by the Finance Agency on January 27, 2010. On February 26, 2010, the Finance Agency notified us that it was extending its initial 30-day review period by an additional 30 days, as allowed by regulation. We expect to be notified by Finance Agency of its decision on our revised capital restoration plan on or before March 29, 2010. It is unknown whether or when the Finance Agency will accept our revised proposed capital restoration plan. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions), which could negatively impact demand for our advances, our financial performance, and our business in general. See “Part I. Item 1. Business—Statutory Capital Requirements” in this report for additional information on the PCA provisions for FHLBanks that are determined not to be adequately capitalized.

Financial Condition as of December 31, 2009 and 2008

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of December 31, 2009 declined from December 31, 2008, from $36.9 billion to $22.3 billion and from 63.3% to 43.6%. These declines primarily resulted from $10.5 billion in maturities of JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) advances, prepayments of $2.9 billion in advances by Merrill Lynch Bank USA, and generally lower advance activity across our membership. Advances as a percentage of total assets was further impacted by an increase in our short-term investments portfolio, which includes federal funds sold, certificates of deposit, and securities purchased under agreements to resell. The increase in our short-term investments is primarily intended to provide sufficient liquidity to meet members’ demand for advances, as well as to provide additional investment income.

The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2009 and 2008.

	As of December 31,
Major Categories of Assets as a Percentage of Total Assets	2009	2008
(in percentages)
Advances	43.6	63.3
Investments	46.6	27.4
Mortgage loans held for portfolio	8.0	8.7
Other assets	1.8	0.6
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our equity securities to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total GAAP capital as a percentage of total liabilities and GAAP capital as of December 31, 2009 and 2008.

	As of December 31,
Major Categories of Liabilities and GAAP Capital as a Percentage of Total Liabilities and GAAP Capital	2009	2008
(in percentages)
Consolidated obligations	94.5	93.3
Deposits	0.7	1.0
Other liabilities*	2.9	2.7
Total GAAP capital	1.9	3.0
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.9% and 1.6% of total liabilities and GAAP capital as of December 31, 2009 and 2008, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of December 31, 2009 and 2008, our net unrealized market value losses were $479.5 million and $2.1 billion, which, in accordance with GAAP, are not reflected in our financial position and operating results. The decrease in our unrealized market value loss is primarily the result of the recognition of the $1.3 billion in total OTTI losses and improvements in the market values of some of our PLMBS for the year ended December 31, 2009. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 75.8% and 22.9% as of December 31, 2009 and 2008. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our mortgage-backed securities and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 39.8%, or $14.7 billion, to $22.3 billion, as of December 31, 2009, compared to December 31, 2008. This decline primarily resulted from $10.5 billion in maturities of JPMorgan Chase Bank, N.A. advances, advance prepayments of $2.9 billion by Merrill Lynch Bank USA, and generally lower advance activity across our membership.

As of December 31, 2009, five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted average remaining term-to-maturity of these advances was 19.9 months. As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers holding 56.7% (JPMorgan Chase Bank, N.A. with 35.0%, Bank of America Oregon, N.A. with 11.4%, and Merrill Lynch Bank USA with 10.3%). As of December 31, 2008, the weighted average remaining term-to-maturity of these advances was 13.9 months. No other borrower held over 10% of our outstanding advances as of December 31, 2009 or 2008.

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

In October 2008, our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase, a non-member institution. As of December 31, 2009, $2.2 billion in advances (of which approximately $1.5 billion mature in the first quarter of 2010) remained outstanding to JPMorgan Chase Bank, N.A., a subsidiary of of JPMorgan Chase.

Because a large percentage of our advances is held by only a few members and a non-member shareholder, continued changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

The percentage of advances maturing in one year or less decreased to 56.1% as of December 31, 2009, from 66.2% as of December 31, 2008. Although demand was primarily for short-term advances in 2009, the significant amount of maturing advances during 2009 reduced the overall percentage of advances maturing in one year or less. The percentage of fixed interest-rate (including certain structured advances) as a portion of our total advance portfolio increased to 88.0% as of December 31, 2009, compared to 68.5% as of December 31, 2008. These changes reflect our members’ preference for short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on one- or three-month LIBOR).

The following table summarizes our advance portfolio by type as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Advance Type	Advances Outstanding	Percent of Total Advances Outstanding	Advances Outstanding	Percent of Total Advances Outstanding
(in thousands, except percentages)
Variable Interest-Rate Advances
Cash management advances	$105,256	0.5	$1,116,570	3.1
Adjustable advances	2,125,236	9.7	9,890,136	27.3
Fixed Interest-Rate Advances
Fixed interest-rate advances	14,302,515	65.4	19,683,695	54.2
Amortizing advances	636,459	2.9	768,670	2.1
Structured Advances
Putable advances	4,318,410	19.7	4,391,908	12.1
Capped floater advances	20,000	0.1	75,000	0.2
Floating-to-fixed convertible advances	370,000	1.7	370,000	1.0
Total	$21,877,876	100.0	$36,295,979	100.0

The total weighted-average interest rate on our advance portfolio declined to 2.47% as of December 31, 2009 from 3.02% as of December 31, 2008. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio at the time of measurement, as well as on our cost of funds (which is the basis for our advance pricing). The lower prevailing market interest rates, as well as our overall lower cost of funds, contributed to significantly lower yields on our advances across all terms-to-maturity.

 The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
		Weighted-Average		Weighted-Average
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Interest Rate	Amount	Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,268,149	1.75	$24,014,584	2.65
Due after one year through two years	2,893,358	2.67	4,540,058	3.34
Due after two years through three years	1,850,076	3.03	1,679,058	3.83
Due after three years through four years	1,395,149	3.11	1,440,120	3.89
Due after four years through five years	293,629	3.73	1,353,482	3.32
Thereafter	3,177,515	4.35	3,268,677	4.41
Total par value	21,877,876	2.47	36,295,979	3.02
Commitment fees	(650)		(803)
Discount on AHP advances	(70)		(126)
Discount on advances	(5,840)		(5,030)
Hedging adjustments	385,710		653,831
Total	$22,257,026		$36,943,851

For additional information on advances, see “Part I. Item 1. Business–-Our Business–-Products and Services–-Advances” and Note 8 in ”Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Although many sources of wholesale funding, such as repurchase agreements, commercial paper, and certain other commercial lending arrangements, were either constrained or more expensive than FHLBank advances during much of 2009, our members generally had less need for our advances as they, among other things, continued their efforts to reduce asset balances, experienced increases in customer deposits, and took advantage of liquidity programs offered by, among others, the Federal Reserve, providing them with additional liquidity options.

The Seattle Bank’s advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. (Auction funding pricing is generally offered two times per week and for limited terms, but was not offered by the Seattle Bank during most of 2009 due to our concern about auction size limitations. We resumed offering auction funding in November 2009.) We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing increased significantly in 2009 as a result of improved availability of wholesale funding options to our members, following a decline in 2008, which resulted from the lack of liquidity available in the credit markets.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Advance Pricing	2009	2008	2007
(in percentages)
Differential pricing	92.4	48.6	69.2
Daily market-based pricing	7.6	48.7	19.0
Auction funding pricing		2.7	11.8
Total	100.0	100.0	100.0

The financial market’s volatility that began in mid-2007 shifted much of our advance business from differential pricing to daily market-based pricing. Starting in the second half of 2009, the increasing availability of liquidity alternatives again increased our need to compete via differential pricing. We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all our members.

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members’ ability to have capital stock repurchased or redeemed by us. In December 2006, we implemented amendments to our Capital Plan, including the ability to issue Class A capital stock. Overall, we believe that the availability of the Class A capital stock, which has a six-month redemption period, as well as our resumption of quarterly dividend payments in December 2006, contributed to our members’ use of our advances in 2008 and early 2009, particularly advances that required new stock purchases. However, as a result of OTTI losses recorded in the second half of 2008 and our risk-based capital deficiency as of December 31, 2008, we suspended dividend payments and Class A capital stock repurchases in late 2008. In May 2009, to increase our permanent capital, our Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. After that date, new advances requiring stock purchases have had to be supported by Class B capital stock, which increases the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

In August 2009, we received a capital classification of undercapitalized from the Finance Agency based primarily on risk-based capital deficiencies as of March 31, 2009 and June 30, 2009. An FHLBank with a final capital classification of undercapitalized is subject to a range of mandatory or discretionary restrictions, as discussed previously in “—Overview—Legislative and Regulatory Developments”. Although we do not believe that these restrictions have significantly adversely affected our advance volumes to date, we cannot predict when we will be able to resume dividend payments and stock repurchases or how the continuance of these restrictions or the institution of any other restrictions will affect future advance demand.

In March 2009, the FDIC issued a final rule, effective April 1, 2009, raising an insured institution’s base assessment rate based upon the institution’s ratio of secured liabilities to domestic deposits. Under the rule, if an institution’s ratio of secured liabilities to domestic deposits is greater than 25%, its assessment rate will increase (although its rate would never be more than 50% greater than it was before the adjustment). Because our advances are considered secured liabilities by our members, the rule may have the effect of increasing the all-in borrowing costs for our members, including when borrowing from the Seattle Bank. It is not clear whether this change has affected advance demand during 2009 or if it will impact advance demand going forward.

See “—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” and “Part 1. Item 1A. Risk Factors,” in this report for additional information.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2009 and 2008, we had advances in excess of $1.0 billion outstanding to five and six borrowers.

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value or balance. We periodically evaluate the percentage of collateral value or balance to take into account market conditions. As of December 31, 2009 and 2008, we had rights to collateral (loans, and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for members with a weakened financial condition, we utilize a third party vendor to estimate the liquidation value of such members’ loan collateral. In addition, the Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of the member borrower’s assets and consent to our filing a financing statement evidencing the blanket lien, which we do as a standard practice.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. During 2009, the number of borrowers on our internal credit watch list increased to approximately 45% of our membership, generally as a result of increases in their non-performing assets, declining profitability, and their need for additional capital. Further, in 2009, eight of our member institutions failed and to date in 2010 an additional eight member institutions have failed. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

We monitor the financial condition of our borrowers. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. In 2009 and during the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. As of December 31, 2009, 28.9% of our borrowers were on the physical possession collateral arrangement. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. See “Part I. Item 1. Business—Our Business—Products and Services—Advances” in this report for additional information on advances and credit risk management.

Investments

We maintain portfolios of short-term and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, securities purchased under agreements to resell, and TLGP securities, while long-term investments generally include MBS and agency obligations. Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying value of our investments, both short- and long-term, as of December 31, 2009, 2008, and 2007.

	As of December 31,
Short- and Long-Term Investments	2009	2008	2007
(in thousands)
Short-Term Investments
Federal funds sold	$10,051,000	$2,320,300	$1,551,000
Certificates of deposit	2,903,000
Securities purchased under agreements to resell	3,500,000	3,900,000
Other (TLGP securities)		1,250,000
Total short-term investments	16,454,000	7,470,300	1,551,000
Long-Term Investments
Consolidated obligations of other FHLBanks			2,524,974
Mortgage-backed securities	6,713,582	7,589,423	7,481,891
Other U.S. agency obligations	51,684	64,164	89,082
Government-sponsored enterprise obligations	593,380	875,604	882,059
State or local housing agency obligations	4,130	5,700	8,889
Total long-term investments	7,362,776	8,534,891	10,986,895
Total investments	$23,816,776	$16,005,191	$12,537,895

Between December 31, 2007 and December 31, 2009, we increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ potential demand for advances by leveraging our members’ stock purchases and reinvesting funds from maturing advances and investments. As of December 31, 2009 and 2008, our short-term investments increased by 120.3% and 381.6%, to $16.5 billion and $7.5 billion. We expect that our short-term investment portfolio will continue to fluctuate based on the Seattle Bank’s liquidity, investment strategy, and leverage needs, as well as advance balances and market conditions.

For our long-term investment portfolio, we are currently purchasing only GSE or U.S. agency MBS. Our long-term investment portfolio declined by 13.7% and 22.3%, to $7.4 billion and $8.5 billion as of December 31, 2009 and 2008. For the year ended December 31, 2009, the decrease from the prior period was primarily due to principal payments and recognition of OTTI charges, which reduced the carrying amount of our PLMBS. For the year ended December 31, 2008, the decrease from the prior period was primarily due to the call or sale (within three months of maturity) of $2.5 billion in consolidated obligations of other FHLBanks we held as of December 31, 2007.

Mortgage-Backed Securities

Our MBS investments represented 235.6%, 282.4%, and 281.3% of our regulatory capital as of December 31, 2009, 2008, and 2007. As of December 31, 2009, 2008, and 2007, our investments included $2.0 billion, $728.0 million, and $721.7 million in Freddie Mac MBS and $1.2 billion, $1.3 billion, and $992.1 million in Fannie Mae MBS. As of December 31, 2009, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by an NRSRO, such as Moody’s or S&P, totaled $4.6 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments.

On December 31, 2009 and September 30, 2009, we transferred certain of our PLMBS with an unpaid principal balance of $573.6 million and $1.4 billion and a fair value of $290.6 million and $664.7 million from our HTM portfolio to our AFS portfolio. The transferred PLMBS had OTTI credit losses for the three months ended December 31, 2009 and September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the securities’ creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $351.2 million and $890.8 million as of December 31, 2009 and September 30, 2009. Upon transfer, the carrying value of these securities was increased by $68.2 million and $108.2 million to reflect the securities at fair value (and recorded in accumulated other comprehensive loss).

Other U.S. Agency Obligations

Our investments in other U.S. agency obligations consist primarily of debt securities of government agencies whose debt is guaranteed, directly or indirectly, by the U.S. government. Our investments in other U.S. agency obligations declined as of December 31, 2009 and 2008 from the previous period, primarily due to principal repayments.

Government-Sponsored Enterprise Obligations

Our investments in GSEs consist primarily of unsecured debt securities of Fannie Mae and Freddie Mac. Freddie Mac securities totaled $192.2 million and $275.6 million, and Fannie Mae securities totaled $101.9 million and $300.9 million as of December 31, 2009 and 2008. The declines in our GSE securities were primarily related to principal paydowns and maturities. Finance Agency regulations limit any investments in the debt of any one GSE to the lower of 100% of our regulatory capital or the capital of the GSE.

Credit Risk

We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs (which are limited to the lower of 100% of our total capital or the issuer’s total capital), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of December 31, 2009, our unsecured credit exposure was $13.6 billion, primarily consisting of $10.1 billion of federal funds sold and $2.9 billion in certificates of deposit. As of December 31, 2008, our unsecured credit exposure was $4.5 billion, primarily consisting of $2.3 billion in federal funds sold and $1.3 billion in TLGP securities. The increase in unsecured credit exposure primarily resulted from our investments in federal funds sold and certificates of deposit.

Our MBS investments consist of agency guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option-ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination – where the MBS is structured such that payments to junior classes are subordinated to senior classes to prioritize cash flows to the senior classes.

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

•
Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the MBS. The bond insurance company is obligated to cover any losses that occur. As of December 31, 2009, the Seattle Bank held $3.3 million in investments with unrealized losses of $1.5 million that had been credit-enhanced by a monoline insurer, MBIA. We also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms.

The following table summarizes the carrying value of our long-term investments and their credit ratings as of December 31, 2009 and 2008.

	As of December 31, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA			A	BBB		Below Investment Grade		Unrated	Total
(in thousands)
U.S. agency obligations	$631,794	$		$		$		$		$13,270	$645,064
State or local housing investments			4,130								4,130
Residential mortgage-backed securities
Government-sponsored enterprise	3,202,908										3,202,908
Private-label	1,400,219		83,280		45,748		174,020		1,807,407		3,510,674
Total long-term investment securities	$5,234,921		$87,410		$45,748		$174,020		$1,807,407	$13,270	$7,362,776

	As of December 31, 2009
Long-Term Investments Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Private-label residential mortgage-backed securities	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407
Total securities below investment grade	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

	As of December 31, 2008
Long-Term Investments by Credit Rating	AAA or Government Agency	AA			A	BBB		CCC		Unrated	Total
(in thousands)
U.S. agency obligations	$925,771	$		$		$		$		$13,997	$939,768
State or local housing investments	380		5,320								5,700
Residential mortgage-backed securities
Government-sponsored enterprise	2,002,701										2,002,701
Private-label	5,470,426		56,779		38,905		17,694		2,918		5,586,722
Total long-term investment securities	$8,399,278		$62,099		$38,905		$17,694		$2,918	$13,997	$8,534,891

The following table summarizes the carrying value of our PLMBS that had credit rating downgrades between December 31, 2009 and March 15, 2010.

	Rating Agency Actions Between December 31, 2009 and March 15, 2010
	To
Downgraded Private-Label Mortgage-Backed Securities	BBB	BB		B	CCC	CC
(in thousands)
From AAA	$180,262	$		$31,290	$64,525	$
From A					3,342
From BBB			66,892	55,424	44,768
From BB				192,682	25,907
From B					28,588
From CCC							18,549
Total carrying value	$180,262		$66,892	$279,396	$167,130		$18,549

    The following table summarizes the unpaid principal balance, amortized cost, carrying value, gross unrealized loss; and, for 2009, credit loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of December 31, 2009 and 2008.

	As of December 31, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Credit Loss	Current Weighted-Average Credit Enhancement(1)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$712,186	$707,501	$707,501	$(21,391)	$	7.55
A
2004 and earlier	25,307	25,377	25,377	(707)		5.87
Total prime	737,493	732,878	732,878	(22,098)		7.49
Alt-A
AAA
2004 and earlier	413,547	412,323	412,323	(21,616)		6.29
2005	4,312	4,319	4,319	(1,203)		46.61
2008	313,790	313,431	276,076	(101,990)	(55)	33.26
AA
2004 and earlier	42,310	42,383	42,383	(10,558)		13.70
2005	40,883	40,897	40,897	(20,860)		29.65
A
2004 and earlier	14,835	14,765	14,765	(2,267)		11.66
2005	6,913	6,704	3,342	(3,362)	(208)	31.53
BBB
2005	21,479	21,445	16,380	(9,537)	(30)	42.01
2006	44,768	44,768	44,768	(12,779)		54.92
2007	66,928	66,893	66,893	(33,534)		44.69
2008	74,213	73,058	45,980	(27,308)	(1,141)	40.33
BB
2004 and earlier	3,580	3,583	3,583	(892)		20.30
2005	48,494	48,249	40,786	(17,629)	(244)	22.93
2006	108,616	100,283	55,558	(44,725)	(8,267)	42.90
2007	388,424	361,466	264,073	(159,977)	(26,658)	42.21
2008	122,525	122,525	122,525	(36,882)		20.99
B
2005	30,147	30,177	30,177	(13,104)		45.10
2006	337,685	284,921	167,106	(117,815)	(53,183)	43.90
2007	191,339	170,753	131,310	(76,130)	(20,412)	41.92
2008	154,595	154,595	154,595	(76,844)		46.63
CCC
2005	100,555	90,878	56,481	(42,506)	(9,573)	36.39
2006	444,983	379,342	219,878	(159,464)	(65,092)	44.11
2007	797,711	693,501	441,678	(302,637)	(103,436)	30.80
CC
2007	223,765	193,754	115,512	(78,242)	(29,662)	44.76
C
2005	7,162	5,224	3,131	(2,093)	(1,914)	4.61
Total Alt-A	4,003,559	3,680,237	2,774,519	(1,373,954)	(319,875)	34.69
Subprime (2)
A
2004 and earlier	2,277	2,264	2,264	(1,204)		100.00
B
2004 and earlier	1,013	1,013	1,013	(260)		100.00
Total subprime	3,290	3,277	3,277	(1,464)		100.00
Total	$4,744,342	$4,416,392	$3,510,674	$(1,397,516)	$(319,875)	30.51

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

(2)	In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities (with an unpaid principal of $3.3 million as of December 31, 2009) from Alt-A to subprime.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement (1)
(in thousands, except percentages)
Prime
AAA
2003 and earlier	$1,049,240	$1,043,284	$(89,504)	7.03
2004	262,414	262,730	(21,848)	5.68
Total prime	1,311,654	1,306,014	(111,352)	6.76
Alt-A
AAA
2003 and earlier	427,691	426,436	(68,250)	6.33
2004	227,144	226,514	(33,566)	6.28
2005	265,355	265,398	(144,184)	38.84
2006	1,034,765	941,295	(525,511)	46.89
2007	1,653,643	1,534,623	(928,788)	40.05
2008	770,734	770,146	(143,377)	34.68
AA
2005	22,013	15,153	(745)	21.29
2007	41,626	41,626	(25,048)	40.38
A
2007	79,512	36,316		21.59
BBB
2007	49,628	16,581		14.88
CCC
2005	9,586	2,918		24.20
Total Alt-A	4,581,697	4,277,006	(1,869,469)	35.09
Subprime (2)
A
2003 and earlier	2,595	2,589	(34)	100.00
BBB
2003 and earlier	1,111	1,113	(18)	100.00
Total subprime	3,706	3,702	(52)	100.00
Total	$5,897,057	$5,586,722	$(1,980,873)	28.83

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

(2)
In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities (with an unpaid principal of $3.7 million as of December 31, 2008) from Alt-A to subprime. This classification revision is reflected in the December 31, 2008 information for comparability.

Our gross unrealized losses declined by $583.4 million as of December 31, 2009 from December 31, 2008, primarily due to improvements in market prices on our PLMBS, which are reflected in the carrying value of our AFS securities. However, the percent of collateral greater than 60 days delinquent as of December 31, 2009 significantly increased to 33.1%, from 15.1%, as of December 31, 2008, contributing, in part, to our recognition of OTTI losses on certain of these securities.

The following tables summarize, for our PLMBS in unrealized loss positions, the unpaid principal balance, amortized cost, gross unrealized loss, and weighted average collateral delinquency rate as of December 31, 2009 and 2008. The 2009 table excludes PLMBS with an unpaid principal balance of $138.9 million in an unrealized gain position as of December 31, 2009. We held no PLMBS in an unrealized gain position as of December 31, 2008.

	As of December 31, 2009
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Percent of Delinquent Collateral (60+ Days)	Percent of Unpaid Principal Balance Rated AAA
(in thousands, except percentages)
Prime
First lien	$616,778	$614,896	$(22,098)	2.16	95.9
Total prime	616,778	614,896	(22,098)	2.16	95.9
Alt-A
Option ARM	2,516,104	2,281,467	(994,113)	45.31	0.2
Other	1,469,256	1,380,815	(379,841)	25.13	48.3
Total Alt-A	3,985,360	3,662,282	(1,373,954)	37.87	17.9
Subprime
First lien	3,290	3,277	(1,464)	13.30
Total subprime	3,290	3,277	(1,464)	13.30
Total	$4,605,428	$4,280,455	$(1,397,516)	33.07	28.3

	As of December 31, 2008
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Percent of Delinquent Collateral (60+ Days)	Percent of Unpaid Principal Balance Rated AAA
(in thousands, except percentages)
Prime
First lien	$1,311,654	$1,306,014	$(111,352)	0.64	100.0
Total prime	1,311,654	1,306,014	(111,352)	0.64	100.0
Alt-A
Option ARM	2,760,183	2,659,782	(1,576,184)	24.57	99.2
Other	1,821,514	1,617,224	(293,285)	11.24	90.1
Total Alt-A	4,581,697	4,277,006	(1,869,469)	19.27	95.6
Subprime
First lien	3,706	3,702	(52)	16.01
Total subprime	3,706	3,702	(52)	16.01
Total	$5,897,057	$5,586,722	$(1,980,873)	15.12	96.5

After a decline as of March 31, 2009, the prices of our PLMBS generally increased during 2009, decreasing our unrealized losses. The following table summarizes the weighted average fair value of our PLMBS as a percentage of unpaid balance by year of issuance and type of underlying collateral as of December 31, 2009 and at each other quarter-end since December 31, 2008.

	As of
Private-Label Mortgage-Backed Securities	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Prime - Year of Issuance
2004 and earlier	96%	96%	95%	93%	91%
Alt-A - Year of Issuance
2004 and earlier	92%	91%	87%	81%	84%
2005	55%	50%	44%	42%	47%
2006	51%	49%	41%	36%	40%
2007	50%	46%	38%	33%	37%
2008	63%	62%	53%	54%	81%
Total Alt-A	58%	55%	48%	45%	53%
Subprime - Year of Issuance
2004 and earlier	55%	54%	35%	35%	98%
Total private-label mortgage-backed securities weighted-average percentage of unpaid balance	64%	62%	56%	55%	61%

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance, gross unrealized losses, and fair values of our PLMBS by interest-rate type and underlying collateral as of December 31, 2009 and 2008.

	As of December 31, 2009
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$608,954	$(10,421)	$594,541
Variable	128,539	(11,677)	116,835
Total prime	737,493	(22,098)	711,376
Alt-A
Fixed	126,415	(1,094)	124,903
Variable	3,877,144	(1,372,860)	2,187,867
Total Alt-A	4,003,559	(1,373,954)	2,312,770
Subprime
Variable	3,290	(1,464)	1,813
Total subprime	3,290	(1,464)	1,813
Total private-label mortgage-backed securities	$4,744,342	$(1,397,516)	$3,025,959

	As of December 31, 2008
Private-Label Mortgage-Backed Securities	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$1,099,687	$(86,337)	$1,007,759
Variable	211,967	(25,015)	186,903
Total prime	1,311,654	(111,352)	1,194,662
Alt-A
Fixed	175,672	(15,762)	159,323
Variable	4,406,025	(1,853,707)	2,248,214
Total Alt-A	4,581,697	(1,869,469)	2,407,537
Subprime
Variable	3,706	(52)	3,650
Total subprime	3,706	(52)	3,650
Total private-label mortgage-backed securities	$5,897,057	$(1,980,873)	$3,605,849

Other-Than-Temporary Impairment Assessment

We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are OTTI.

Based on current information, we determined that for agency residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of December 31, 2009.

The FHLBanks’ OTTI Governance Committee, of which all 12 FHLBanks are members, was formed in the second quarter of 2009 and is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning with the second quarter of 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank performed its OTTI analysis primarily using the key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the substantially all of its PLMBS. As part of the Seattle Bank’s quarterly OTTI evaluation, we review and approve all key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee.

Further, beginning in the third quarter of 2009, the FHLBanks’ OTTI Governance Committee elected to perform cash flow analyses on all PLMBS investments, for purposes of OTTI, using the FHLBanks’ common platform (as discussed further below) and agreed-upon key assumptions, rather than screening for at-risk securities. Three of our PLMBS investments (with a total unpaid principal balance of $31.6 million as of December 31, 2009) lacked the loan level collateral data necessary to apply the FHLBanks’ common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools using a proxy for the missing loan-level data results or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on two of our PLMBS investments (with a total unpaid principal balance of $3.3 million as of December 31, 2009) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis which included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

Our evaluation includes estimating projected cash flows that we are likely to collect, based on an assessment of all available information about each individual security, the structure of the security, and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower, loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of each security. In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.

During the quarter ended December 31, 2009, we changed our estimation technique used to determine the present value of estimated cash flows expected to be collected for our variable interest-rate PLMBS. Specifically, we employed a technique that allows us to update the effective interest rate used in our present value calculation, which isolates the subsequent movements in the underlying interest-rate indices from our measurement of credit loss. Prior to this change, we had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time. We recorded an OTTI credit loss of $311.2 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for our variable interest-rate PLMBS. If we had continued to use our previous estimation technique, the OTTI credit losses would have been $335.4 million for the year ended December 31, 2009. The credit losses would not have been materially different from those previously reported had we used the revised present value estimation technique in prior periods.

To assess whether the entire amortized cost basis of our PLMBS will be recovered, cash flow analyses are performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into the first model is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 15% over the next nine-to-15 months; thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model are then input to a second model that allocates the projected loan-level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path as described in the previous paragraph.

In accordance with Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS for the second, third, and fourth quarters of 2009, utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. We completed our quarterly OTTI evaluation utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we independently verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee.

Because of continued credit deterioration, additional impairments related to projected credit losses and all other factors (i.e., non-credit losses) were recorded in 2009 on nine securities previously identified as OTTI in 2008. During 2009, we recognized OTTI charges on 31 additional PLMBS. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security’s amortized cost basis. The following table summarizes the credit, non-credit, and total OTTI charges recorded on our PLMBS investments, by year of initial impairment, for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
OTTI Private-Label Mortgage-Backed Securities	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
Newly OTTI during 2009	$(203,511)	$(1,067,656)	$(1,271,167)
Previously OTTI in 2008	(107,671)	29,013	(78,658)
Total OTTI private-label mortgage-backed securities	$(311,182)	$(1,038,643)	$(1,349,825)

    OTTI credit losses are reported in our Statement of Operations as “net other–than-temporary impairment losses,” and OTTI charges related to non-credit are reported in our Statement of Condition as “accumulated other comprehensive loss – non-credit portion of other-than-temporary losses on held-to-maturity securities” and “accumulated other comprehensive loss – non-credit portion of other-than-temporary losses on available-for-sale securities.”

Subsequent increases and decreases (if not an additional OTTI charge) in the fair value of the AFS securities and transfers of securities from the HTM to AFS portfolio are also included in accumulated other comprehensive loss and totaled $232.5 million for the year ended December 31, 2009. The OTTI loss recognized in other comprehensive loss related to HTM securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of the security. The accretion increases the carrying value of each security and continues until the security is sold or matures or there is an additional OTTI loss that is recognized in earnings. For the year ended December 31, 2009, we accreted $193.9 million of non-credit impairment from accumulated other comprehensive loss to the carrying value of the HTM securities. Certain OTTI securities at December 31, 2009, had either an unrecognized gain (due to an increase in their fair value since their previous OTTI determination) or an unrecognized loss that was less than the credit loss amount. As such, the credit loss amounts (or a portion of the credit loss up to the unrecognized loss) were reclassified from accumulated other comprehensive loss into other loss on the Statement of Operations. The amount was $230.6 million for the year ended December 31, 2009. See “—Financial Condition as of December 31, 2009 and 2008—Capital Resources and Liquidity—Dividends and Retained Earnings—Accumulated Other Comprehensive Loss” for a tabular presentation of our accumulated other comprehensive loss for the years ended December 31, 2009 and 2008.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2009, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS investments in each category shown.

	Significant Inputs
	Cumulative Voluntary						Current
	Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.6	10.1-11.0	47.0	44.5-50.3	42.7	42.2-43.2	34.5	29.7-40.9
2007	14.9	5.1-69.7	72.4	23.8-87.0	47.7	38.6-59.2	35.1	10.2-46.4
2006	8.6	2.9-22.1	84.2	75.7-92.3	48.9	40.6-60.8	44.7	35.6-48.4
2005	12.5	4.2-54.1	71.4	40.0-81.6	45.8	21.7-53.8	33.7	4.6-51.5
Total	12.4	2.9-69.7	76.1	23.8-92.3	48.0	21.7-60.8	38.6	4.6-51.5

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

The following tables summarize key information as of December 31, 2009 and 2008 for the PLMBS on which we have recorded OTTI.

	As of December 31, 2009
	Held-to-Maturity Securities				Available-for-Sale Securities
	Unpaid				Unpaid
	Principal	Amortized	Carrying	Fair	Principal	Amortized	Fair
OTTI Securities	Balance	Cost	Value	Value	Balance	Cost	Value
(in thousands)
Alt-A private-label mortgage-backed securities (1)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

	As of December 31, 2008
	Held-to-Maturity Securities
	Unpaid
	Principal	Amortized	Carrying	Fair
OTTI Securities	Balance	Cost	Value	Value
(in thousands)
Alt-A private-label mortgage-backed securities (1)	$542,302	$240,155	$240,155	$217,124
Total OTTI PLMBS	$542,302	$240,155	$240,155	$217,124

(1)	Classification based on originator’s classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

During 2009, we transferred certain of our PLMBS with an aggregate amortized cost of $1.7 billion and a fair value of $955.4 million at the applicable time of transfer from our HTM portfolio to our AFS portfolio. Upon transfer, the carrying value of these securities was increased by $176.4 million (and recorded in other comprehensive income) to reflect the securities at fair value. These transferred PLMBS had credit-related OTTI losses recognized during the applicable period of transfer, which we believe evidenced a significant decline in the securities’ creditworthiness. We transferred the securities to the AFS portfolio to increase our financial flexibility with respect to these securities. Certain securities with current-period credit-related losses remained in our HTM portfolio due primarily to their moderate level of credit-related OTTI losses.

The following table provides the credit and non-credit OTTI losses on our PLMBS securities for the year ended December 31, 2009. The credit losses on our impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which average approximately 19 years as of December 31, 2009. As of December 31, 2009, we had received all contractual cash flows on our OTTI securities, reflecting our senior credit position and significant credit enhancements on these securities. In February 2010, we experienced a small principal shortfall on one security.

	For the Year Ended December 31, 2009
OTTI Securities	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss
(in thousands)
Alt-A private-label mortgage-backed securities	$311,182	$1,038,643	$1,349,825

Under the FASB guidance in effect prior to January 1, 2009, we recorded total OTTI charges of $304.2 million in our Statement of Operations for the year ended December 31, 2008, on certain PLMBS in our HTM portfolio. We early adopted the current GAAP effective January 1, 2009, and recognized the effects of adoption as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment, as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

In addition to evaluating our PLMBS under a base-case (or best estimate) scenario, a cash flow analysis is also performed for these securities under a more stressful scenario. The more stressful scenario is based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines are projected to range from 5% to 20% over the next nine to 15 months. Thereafter, home prices are projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth years, and 3% in each subsequent year. The following tables represent the impact to credit-related OTTI for the three months and the year ended December 31, 2009 in a housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded, using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of December 31, 2009
	Actual Results - Base Case HPI Scenario			Pro Forma Results - Adverse HPI Scenario
Private-label Mortgage-Backed Securities	Impaired Securities	Unpaid Principal Balance	Q4 2009 OTTI related to credit loss	Impaired Securities	Unpaid Principal Balance	Q4 2009 OTTI related to credit loss
(in thousands, except number of securities)
Alt-A (1)	33	$2,193,314	$47,663	45	$2,957,930	$186,266

	As of December 31, 2009
	Actual Results - Base Case HPI Scenario			Pro Forma Results - Adverse HPI Scenario
Private-label Mortgage-Backed Securities	Impaired Securities	Unpaid Principal Balance	2009 OTTI related to credit loss	Impaired Securities	Unpaid Principal Balance	2009 OTTI related to credit loss
(in thousands, except number of securities)
Alt-A (1)	40	$2,487,957	$311,182	45	$2,957,930	$449,785

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $3.9 billion and $4.9 billion in conventional mortgage loans and $173.0 million and $205.4 million in government-insured mortgage loans as of December 31, 2009 and 2008. The decrease for the year ended December 31, 2009 was due to our receipt of $975.2 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of December 31, 2009 and 2008, 87.6% and 87.0% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from J.P. Morgan Chase, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding stock and mandatorily redeemable capital stock as of December 31, 2009 and 2008. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality or otherwise impact our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of December 31, 2009 and 2008.

	As of December 31,
Mortgage Loan Portfolio Activity	2009	2008
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$5,077,841	$5,642,177
Mortgage loans transferred to real estate owned	(2,644)	(365)
Maturities and principal amount recovered	(975,189)	(563,971)
Mortgage loan par balance at period end	4,100,008	5,077,841
Mortgage loan net premium balance at beginning of the year	9,482	23,393
Net premium on loans transferred to real estate owned	(15)	(2)
Net premium recovery from repurchases	(7)	(21)
Net premium amortization	(2,647)	(13,888)
Mortgage loan net premium balance at period end	6,813	9,482
Mortgage loans held for portfolio	4,106,821	5,087,323
Less: allowance for credit losses on mortgage loans	626
Mortgage loans held for portfolio, net	$4,106,195	$5,087,323

Premium balance as a percent of mortgage loan par amounts	0.17%	0.19%
Average FICO score* at origination	746	746
Average loan-to-value ratio at origination	64.32%	64.26%

*	The FICO® score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk

As of December 31, 2009, we have not experienced a credit loss on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the lender risk accounts) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio.

We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of December 31, 2009, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio as of December 31, 2009. Our allowance for credit losses totaled $626,000 as of December 31, 2009. We had no allowance for credit losses as of December 31, 2008. We believe the combination of the LRA and our allowance for credit losses is sufficient to absorb expected credit losses in our mortgage loan portfolio. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio.

The following table presents changes in our aggregate LRA for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
Lender Risk Account	2009	2008
(in thousands)
Balance as of January 1	$19,080	$20,484
Additions	2,972	3,471
Claims	(194)	(174)
Other reductions (real estate owned, modifications)	(327)
Scheduled distributions	(5,184)	(4,701)
Balance as of December 31	$16,347	$19,080

The following table presents our delinquent mortgage loans, including mortgage loans in foreclosure, as a percentage of par, as of December 31, 2009 and 2008.

	As of December 31,
Mortgage Loans Delinquent or in Foreclosure	2009	2008
(in thousands, except percentages)
Conventional mortgage loans outstanding	$3,927,042	$4,872,474

Conventional mortgage loan delinquencies - 30-59 days	0.9%	0.7%
Conventional mortgage loan delinquencies - 60-89 days	0.3%	0.1%
Conventional mortgage loan delinquencies - Greater than 90 days	0.7%	0.2%
Conventional mortgage loan foreclosures	0.3%	0.1%

Government-insured mortgage loans outstanding	$172,966	$205,367

Government-insured mortgage loan delinquencies - 30-59 days	11.3%	14.6%
Government-insured mortgage loan delinquencies - 60-89 days	6.0%	5.6%
Government-insured mortgage loan delinquencies - Greater than 90 days	20.4%	13.4%
Government-insured mortgage loan foreclosures	None	None

The delinquency rates for our conventional mortgage loans held for portfolio are significantly below the national average delinquency rates. A factor that impacts the delinquency ratio is the age of mortgage loans. It is typical for mortgage delinquencies to increase during the first few years of a mortgage loan portfolio’s life and then decline. Our conventional mortgage loans were originated between 2002 and 2005, and we have added no new mortgage loans to our portfolio since that time. The conventional mortgage loans are considered “seasoned” and reflect lower delinquency rates.

As of December 31, 2009, we had 27 conventional mortgage loans totaling $5.4 million on nonaccrual status and no mortgage loans classified as impaired. As of December 31, 2008, we had no mortgage loans on nonaccrual status or classified as impaired. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than that of the conventional mortgages held in our mortgage loan portfolio and the national averages. This is primarily due to the impact of individual mortgage delinquencies relative to our remaining government-insured mortgage loan portfolio, which had less than 1,700 outstanding mortgage loans as of December 31, 2009. We rely on FHA insurance, which generally provides a 100% guarantee, as well as quality control processes, to protect against credit losses on this portfolio.

As of December 31, 2009 and 2008, we held 14 and one mortgage loans totaling $1.7 million and $126,000 classified as real estate owned and recorded in other assets.

As of December 31, 2009, conventional mortgage loans in our mortgage loans held for portfolio with FICO scores at origination of 660 or lower totaled $82.4 million (1.72% of the portfolio). We believe this measure, which has been stable during the last two years, is further indication that our mortgage loans have a decreased risk of default. Based on available data, we believe that we have limited exposure to loans in our mortgage loan portfolio that are considered to have characteristics of “subprime” or “alternative/nontraditional” loans. In addition, we did not knowingly purchase any loan that violates the terms of our anti-predatory lending policy.

Concentration

Although our mortgage loans held for portfolio are currently dispersed across all fifty states, the District of Columbia, and the U.S. Virgin Islands, our primary geographic concentration is the western United States, and more specifically, in California. The following table represents the geographic concentration of our mortgage loans held for portfolio as of December 31, 2009 and 2008.

	As of December 31,
Region	2009(1)	2008(1)
(in percentages)
Midwest (2)	17.2	16.8
Northeast (3)	20.5	20.5
Southeast (4)	13.8	13.7
Southwest (5)	11.2	11.3
West (6)	37.3	37.7
Total	100.0	100.0

(1)	Percentage calculated based on the unpaid principal balance at the end of each period.
(2)	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
(3)	Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
(4)	Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
(5)	Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
(6)	West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

The following table represents the top five states by concentration of our mortgage loans held for portfolio as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
(in percentages)
California	26.6	26.0
Illinois	7.8	7.6
Washington	5.2	6.0
New York	5.9	5.6
Massachusetts	5.0	5.2
All others	49.5	49.6
Total	100.0	100.0

No single zip code represented more than 0.16% and 0.25% of our mortgage loans held for portfolio outstanding as of December 31, 2009 or 2008.

The median size of our outstanding mortgage loans was approximately $174,000 and $175,000 as of December 31, 2009 and 2008, and these mortgage loans were primarily for single-family homes. The following table presents the property types of the underlying mortgage assets as of December 31, 2009 and 2008.

	As of December 31,
Underlying Mortgage Assets	2009	2008
( in percentages)
Single-family	92.3	92.7
Planned unit development	0.3	0.2
Low-rise condo	7.1	6.8
Multi-family	0.3	0.3
Total	100.0	100.0

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

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including floating to fixed convertible advances and step-up or range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instrument (i.e, the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value on the Statement of Condition and no portion of the contract is designated as a hedging instrument.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

As of December 31, 2009 and 2008, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $3.6 million and $32.0 million and derivative liabilities of $300.0 million and $235.4 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements during the years ended December 31, 2009 and 2008. The differentials between interest receivable and interest payable on derivatives in fair value hedge relationships are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. These differentials are otherwise recorded in other (loss) income, as "net (loss) gain on derivatives and hedging activities." We record all derivative financial instruments in the Statements of Condition at fair value, with changes in the fair value reported in earnings. Ineffectiveness related to fair value hedges, and all changes in fair value for derivative financial instruments used in intermediary or economic hedges, are reported in other (loss) income, as "net (loss) gain on derivatives and hedging activities." See Notes 10 and 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “—Results of Operations for the Years Ended December 31, 2009, 2008, and 2007—Other Loss,” for additional information.

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2009 and 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	240,000	587,519
Netting adjustments(1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Subtotal netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,649	$300,030

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19
Total derivatives designated as hedging instruments	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206
Total derivatives not designated as hedging instruments	976,000	19,198	18,469
Total derivatives before netting and collateral adjustments	$30,645,444	409,334	694,192
Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)
Subtotal netting and collateral adjustments		(377,350)	(458,775)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table details our fair value hedges by accounting designation and type of risk being hedged as of December 31, 2009 and 2008.

Hedging Derivative	Hedged Item	Accounting Designation	Type of Risk Being Hedged	Method of Assessing Hedge Effectiveness	Notional Amount as of December 31, 2009
(in thousands)
Interest-rate swap	Advances	Short-cut	Benchmark	Assumption of no ineffectiveness	$5,739,804
Interest-rate swap	Advances	Long-haul	Benchmark	Rolling regression	9,762,954
Interest-rate swap	Consolidated obligation bonds	Short-cut	Benchmark	Assumption of no ineffectiveness	9,486,000
Interest-rate swap	Consolidated obligation bonds	Long-haul	Benchmark	Rolling regression	9,830,985
Interest-rate swap	Consolidated obligation discount notes	Long-haul	Benchmark	Rolling regression	3,689,802
Interest-rate cap	Capped advance	Long-haul	Benchmark	Rolling regression	10,000

Hedging Derivative	Hedged Item	Accounting Designation	Type of Risk Being Hedged	Method of Assessing Hedge Effectiveness	Notional Amount as of December 31, 2008
(in thousands)
Interest-rate swap	Advances	Short-cut	Benchmark	Assumption of no ineffectiveness	$12,719,362
Interest-rate swap	Advances	Long-haul	Benchmark	Rolling regression	2,335,000
Interest-rate swap	Consolidated obligation bonds	Short-cut	Benchmark	Assumption of no effectiveness	6,636,000
Interest-rate swap	Consolidated obligation bonds	Long-haul	Benchmark	Rolling regression	6,051,545
Interest-rate swap	Consolidated obligation bonds	Long-haul	Benchmark	Rolling regression	1,862,537
Interest-rate cap	Capped advance	Long-haul	Benchmark	Rolling regression	65,000

The notional amount of interest-rate exchange agreements hedging advances using short-cut hedge accounting decreased by $7.0 billion, to $5.7 billion, as of December 31, 2009 from December 31, 2008, primarily as a result of our decreased advance activity during 2009. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting increased by $2.9 billion, to $9.5 billion, as of December 31, 2009 from December 31, 2008, primarily due to increased fixed interest-rate consolidated obligation bond issuances during 2009.

Credit Risk

We are subject to credit risk on our interest-rate exchange agreements, primarily because of the potential nonperformance by a counterparty to an agreement. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except in connection with Lehman Brothers Special Financing (LBSF), as discussed below, as a result of our risk mitigation initiatives, we do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

Our maximum counterparty credit risk on our derivatives equals the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2009 and 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $11.9 million and $32.0 million, including $6.2 million and $11.0 million of net accrued interest receivable. We held cash collateral of $8.3 million and no securities collateral from our counterparties for a net credit risk exposure of $3.6 million as of December 31, 2009. We held no cash collateral and $9.0 million in securities collateral from our counterparties for a net credit risk exposure of $23.0 million as of December 31, 2008. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of December 31, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2009 was $359.5 million, for which we have posted collateral of $117.2 million in the normal course of business. If the Seattle Bank’s stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $141.7 million of collateral to our derivative counterparties as of December 31, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2009 and 2008.

	As of December 31, 2009
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,630,443	$		$		$
AA–	6,360,387
A+	20,346,569		8,592	8,282	(1)		310
A	3,041,846		3,339				3,339
Total	$39,379,245		$11,931	$8,282			$3,649

	As of December 31, 2008
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA+	$6,524,654	$		$		$
AA	1,307,816
AA–	10,853,390
A+	7,424,101		31,418	8,961	(2)		22,457
A	4,535,483		566				566
Total	$30,645,444		$31,984	$8,961			$23,023

(1)	Cash collateral of $8.3 million held as of December 31, 2009 is included in our derivative asset balance.
(2)	Securities collateral of $9.0 million held as of December 31, 2008 is excluded from our derivative asset balance.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under International Swap Dealers Association, Inc. master agreements with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in the establishment of a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established a $10.4 million provision for derivative counterparty credit loss based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

Other than LBSF, we have never experienced a loss on a derivative transaction due to default by a counterparty. We believe that the credit risk on our interest-rate exchange agreements is low because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty. As of both December 31, 2009 and 2008, 13 and 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of December 31, 2009 and 2008, 40.6% and 61.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five and six counterparties rated “AA-“ or higher from and NRSRO. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for information concerning nonperformance risk valuation adjustments.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance, and to a significantly lesser degree, a variety of other funding sources such as our member deposits. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. As of December 31, 2009, S&P’s long-term counterparty credit rating of the Seattle Bank was “AA+” and our ratings outlook was stable. As of December 31, 2009, our Moody’s rating was “Aaa” with a ratings outlook of stable. Certain other FHLBanks are also rated AA+ with a stable outlook by S&P as of December 31, 2009. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.” For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in this report.

The following table summarizes our consolidated obligations by type as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Consolidated Obligations by Type	Par Value	Percent of Total	Par Value	Percent of Total
(in thousands, except percentages)
Bonds
Fixed interest-rate	$23,772,365	49.3	$24,856,565	46.0
Variable interest-rate
Step-up	4,160,000	8.6	50,000	0.1
Variable	1,569,000	3.3	13,171,000	24.4
Range	177,000	0.4	60,000	0.1
Total bonds	29,678,365	61.6	38,137,565	70.6
Discount Notes
Fixed interest-rate	18,502,949	38.4	15,899,022	29.4
Total par value	$48,181,314	100.0	$54,036,587	100.0

Consolidated Obligation Discount Notes

Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 16.4%, to a par amount of $18.5 billion as of December 31, 2009, from $15.9 billion as of December 31, 2008. During 2009, investors continued to view short-term FHLBank consolidated obligations as carrying a strong credit profile, which resulted in increased investor demand for consolidated obligation discount notes and short-term consolidated obligation bonds. Because of this strong demand, the cost to issue short-term consolidated obligations generally remained low. The mix of consolidated obligation discount notes and consolidated obligation bonds varied throughout the year; however, we generally used consolidated obligation discount notes to fund short-term advances and investments during 2009.

Consolidated Obligation Bonds

Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 22.2% to a par amount of $29.7 billion as of December 31, 2009, from $38.1 billion as of December 31, 2008. As discussed above, the mix of consolidated obligation discount notes and consolidated obligation bonds varied throughout the year depending upon investor demand. For example, during the second half of 2009, we increased our use of structured funding (particularly range and step-up consolidated obligation bonds hedged with interest-rate swaps) as a percentage of total funding as pricing relating to the issuance of these financial instruments was more favorable than that of consolidated obligation discount notes. Because investor demand continued to be primarily short-term focused throughout 2009, issuances of consolidated obligation bonds on our behalf of $26.9 billion was essentially flat from that of 2008.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,264,000	1.12	$22,821,835	3.01
Due after one year through two years	3,656,595	1.81	1,904,000	3.84
Due after two years through three years	4,894,000	2.55	2,176,535	4.27
Due after three years through four years	2,772,000	3.10	2,609,000	4.96
Due after four years through five years	2,297,500	3.74	2,598,000	4.25
Thereafter	4,794,270	5.01	6,028,195	5.40
Total par value	29,678,365	2.46	38,137,565	3.72
Premiums	11,388		15,800
Discounts	(25,095)		(29,981)
Hedging adjustments	97,571		467,015
Total	$29,762,229		$38,590,399

    The par amount of fixed interest-rate consolidated obligation bonds decreased by $1.1 billion, to $23.8 billion, from $24.9 billion, as of December 31, 2009 from December 31, 2008, but increased as a percentage of total outstanding consolidated obligations to 49.3% from 46.0%. Variable interest-rate consolidated obligation bonds decreased by $7.4 billion, to $5.9 billion, as of December 31, 2009 from December 31, 2008. The decrease in variable interest-rate consolidated obligation bonds generally corresponded to the decrease in variable interest-rate advances during 2009. The interest rates on these consolidated obligation bonds and advances are generally based on the LIBOR.

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

With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes. In the second half of 2009, as a result of increased demand for structured funding, we replaced certain of our maturing consolidated obligation bonds and discount notes with structured funding. When appropriate, we use structured funding to reduce funding costs and manage liquidity and interest-rate risk.

Our callable consolidated obligation bonds increased by $2.4 billion, to $11.0 billion, as of December 31, 2009, compared to December 31, 2008. Additionally, the proportion of callable bonds to total consolidated obligation bonds significantly increased for the year ended December 31, 2009, to 36.9%, compared to 22.4% in 2008. This was primarily due to the increase in callable step-up and range consolidated obligation bonds used in our structured funding during the second half of 2009.

During 2009 and 2008, we called and extinguished certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called and extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called or extinguished during 2009 and 2008 totaled $12.4 billion and $18.7 billion. See “Results of Operations for the Years Ended December 31, 2009, 2008, and 2007—Other Income—Net (Loss) Gain on Early Extinguishment of Debt” for more information.

OTHER FUNDING SOURCES

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits decreased by $242.5 million, to $339.8 million, as of December 31, 2009, compared to $582.3 million as of December 31, 2008. Demand deposits comprised the largest percentage of deposits, representing 77.4% and 66.9% of deposits as of December 31, 2009 and 2008. In 2009, our deposits declined, in part due to Federal Reserve deposit programs which offered higher interest rates than our programs. Deposit levels generally vary based on the interest rates paid to our members, as well as our members’ liquidity levels and market conditions.

Other Liabilities

Other liabilities, primarily consisting of accounts and miscellaneous payable balances, were essentially unchanged as of December 31, 2009 and 2008, from the previous periods.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members and non-member shareholders (i.e., former members that own capital stock as a result of a merger or acquisition by an institution that is not a member of the Seattle Bank), retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. See Notes 13 and 20 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our GAAP capital decreased by $772.6 million, to $993.7 million, as of December 31, 2009 from December 31, 2008. This decrease was primarily driven by OTTI losses on our PLMBS.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A capital stock and Class B capital stock as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies member purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No	Yes
Statutory redemption period *	Six months	Five years
Total outstanding balance
December 31, 2009	$158,864	$2,637,330
December 31, 2008	$139,329	$2,626,687

*
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct our risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which unlike Class A capital stock, can be used to increase the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As discussed further below, we are currently restricted from redeeming Class  A or Class B capital stock at the end of the six-month or five year statutory redemption period. See Notes 1 and 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.

The following table shows purchase, transfer, and redemption request activity for Class A and Class B capital stock classified within the capital section of the Statements of Condition for the years ended December 31, 2009 and 2008. All activity was transacted at $100 per share.

	For the Years Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$117,853	$1,730,287	$287,449	$2,141,141
New member capital stock purchases		6,187		2,710
Existing member capital stock purchases	19,535	5,125	610,179	400,491
Total capital stock purchases	19,535	11,312	610,179	403,201
Capital stock transferred to mandatory redeemable capital stock:
Withdrawals/involuntary redemptions	(2,253)	(27,257)	(163,876)	(755,159)
Redemption requests subject to substantive penalty				(58,896)
Redemption requests past redemption date	(2,617)
Recissions of redemption requests		1,779
Repurchase/redemption of capital stock			(615,899)
Cancellation of membership withdrawal		646
Transfers of capital stock between unaffiliated members (previously classified as mandatorily redeemable capital stock)		382
Balance, end of period	$132,518	$1,717,149	$117,853	$1,730,287

    The following table details the redemption request activity reported in Class B capital stock balances for the years ended December 31, 2009 and 2008. We had no outstanding Class A capital stock redemption requests that had not been reclassified to mandatorily redeemable capital stock as of December 31, 2009 or 2008.

	As of December 31,
Class B Capital Stock Redemption Requests	2009	2008
(in thousands)
Balance, as of January 1	$195,201	$205,788
Capital stock subject to mandatory redemption	(2,906)	(58,896)
Cancellation of redemption	(4,308)	(77)
New redemptions requests during the year	26,397	48,386
Balance, as of December 31	$214,384	$195,201

    The following table shows the amount of outstanding Class B capital stock redemption requests by year of scheduled redemption as of December 31, 2009 and 2008. The year of redemption in the table is the later of the end of the five-year redemption period or the maturity date of the activity to which the capital stock is related.

	As of December 31,
Class B Capital Stock - Voluntary Redemptions by Date	2009	2008
(in thousands)
Less than one year	$65,163	$
One year through two years	11,482		63,097
Two years through three years	67,511		16,207
Three years through four years	45,897		67,511
Four years through five years	24,331		48,386
Total	$214,384		$195,201

The following table provides the activity for mandatorily redeemable capital stock for the years ended December 31, 2009 and 2008.

	As of December 31,
Mandatorily Redeemable Capital Stock	2009	2008
(in thousands)
Balance, beginning of period	$917,876	$82,345
Capital stock reclassified from equity:
Membership withdrawals/Involuntary redemptions	29,510	919,035
Redemption requests subject to substantive penalty		58,896
Redemption requests past redemption date	2,617
Recissions of redemption requests	(1,779)
Repurchase/redemption of mandatorily redeemable capital stock*	(669)	(142,400)
Cancellation of membership withdrawal	(646)
Transfers of capital stock between unaffiliated members (previously classified as mandatorily redeemable capital stock)	(382)
Balance, end of period	$946,527	$917,876

*	Partial redemption of member’s mandatorily redeemable capital stock balance.

The number of shareholders with mandatorily redeemable capital stock was 34 and 27 as of December 31, 2009 and 2008.

The amounts above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder as a result of its acquisition by JPMorgan Chase. The table also includes the reclassification of $18.5 million of Merrill Lynch Bank USA’s Class B capital stock as a result of its acquisition by Bank of America N.A.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2009 and 2008. The year of redemption in the table is the later of the end of: (1) the applicable six-month (Class A capital stock) or five-year (Class B capital stock) redemption period, or (2) the maturity date of the activity the capital stock is related to if the capital stock relates to the activity-based stock purchase requirement of a non-member. Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock, (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009.  Such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of December 31,
	2009		2008
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock		Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$62,302	$		$
Less than one year		59,332		21,476		63,623
One year through two years		2,994				61,112
Two years through three years		13,544				2,962
Three years through four years		757,648				13,544
Four years through five years		24,361				755,159
Total	$26,346	$920,181		$21,476		$896,400

Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock

The Board approved December 2006 amendments to our Capital Plan with the expectation that they would encourage new borrowing by members of the Seattle Bank and simplify the terms and provisions of the Capital Plan. Key amendments made to the Capital Plan included provisions for Class A capital stock and members’ access to an excess stock pool, which before it expired in October 2008, could be used to support certain additional advances without requiring a member to purchase additional capital stock.

In December 2007, we requested approval from the Finance Agency to remove the 50% limitation it had previously imposed on Seattle Bank dividends and allow us to introduce a modest excess Class B capital stock repurchase program in 2008. In April 2008, the Finance Agency notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP, but did not approve our ability to repurchase excess Class B capital stock at that time. We retained the ability to redeem Class B capital stock following the expiration of the statutory five-year redemption period.

In February 2008, we amended our Capital Plan to: (1) allow for transfers of excess stock, at par value, between unaffiliated members, pursuant to the requirements of the Capital Plan; and (2) increase the range of the member advance stock purchase requirement to between 2.5% and 6.0% of a member’s outstanding principal balance of advances. Allowing the transfer of excess stock between unaffiliated members was designed to provide some flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock. Although we are not presently considering an increase in the member advance stock purchase requirement, the increased range of the member advance stock purchase requirement offers us greater flexibility in our capital management practices, which is critical to effectively managing growth, changes in our advance business, or increasing capital. Any changes to our advance stock purchase requirement would only be applied prospectively to new or renewing advances.

During 2009 and 2008, the significant reduction in the market value and demand for MBS adversely impacted the unrealized market value loss of the PLMBS held by a number of banks in the FHLBank System, including the Seattle Bank. As a result, a number of FHLBanks voluntarily suspended dividend payments and stock repurchases (including the Seattle Bank) in order to conserve regulatory and GAAP capital. As a result of these market value declines, we reported unrealized market value losses of $479.5 million and $2.1 billion as of December 31, 2009 and 2008 and risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009. We were in compliance with our risk-based requirement as of January 31, 2009, and in February 2009, we redeemed $669,000 in Class B capital stock from a former member following the five-year redemption period. We have made no capital stock redemptions since that time.

During the second quarter of 2009, the Board approved the following actions to encourage stock ownership within our cooperative:

•	Through December 31, 2009, redemption cancellation fees were waived for rescinding notice of intent to withdraw from membership or notice to redeem excess stock;
•	Redemption cancellation fees were waived on transfers of excess Class A or Class B capital stock from a member or sucessor to another member, and
•	Issuance of Class A capital stock to support new advances was suspended.
    As a result of these actions, three members rescinded their notices of intent to withdraw from membership and notices to redeem all or a portion of their excess stock and several unaffiliated members transferred capital stock.

See “Notes 1 and 14 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information.

Dividends and Retained Earnings

In general, our retained earnings (or accumulated deficit) represents our accumulated net income or (net loss) after the payment of dividends to our members. We reported retained earnings of $52.9 million as of December 31, 2009, an increase of $131.8 million from the accumulated deficit of $78.9 million as of December 31, 2008, primarily resulting from our adoption of the new OTTI accounting guidance, under which we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009 (with a related adjustment to accumulated other comprehensive loss), partially offset by our 2009 net loss of $161.6 million.

Dividends

Under our Capital Plan, our Board can declare and pay dividends either in cash or stock (although pursuant to Board resolution, Class A capital stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Agency issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than 1% of its total assets. As of December 31, 2009, the Seattle Bank had excess stock of $1.5 billion, or 2.9% of total assets.

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

•
suspending indefinitely the repurchase of any Class B capital stock, except for a limited amount of excess Class B capital stock repurchases that may be made after prior approval of the Finance Agency.

The termination of the written agreement in January 2007 did not affect the above-described restrictions on Class B capital stock repurchases. However, in December 2006, we were granted a waiver of certain restrictions on the bank’s authority to pay quarterly cash dividends, within certain parameters, which generally limited dividends to 50% of the current year’s net income. Under our Board’s policy adopted in December 2006, we were limited to paying dividends no greater than 50% of our year-to-date earnings until, among other things, our retained earnings target had been met and the Finance Agency had removed our dividend restrictions. In April 2008, the Finance Agency notified the Seattle Bank of its decision to raise the ceiling on our permissible dividend payments from 50% to 75% of year-to-date net income calculated in accordance with GAAP. Prior to the receipt of the waiver described above, from May 2005 to December 2006, our Board had indefinitely suspended the declaration and payment of dividends without prior approval by the Finance Agency.

In 2008, through October, we had paid $28.2 million in dividends (including interest on mandatorily redeemable stock), which totaled 67.5% of net income for the nine months ended September 30, 2008. In November 2008, as a result of the significant OTTI charges recorded to the Statement of Operations in the third quarter of 2008, we announced that we would not be paying a fourth quarter 2008 dividend. Through July 2009, we had not resumed paying dividends, due to our year-to-date net losses. In August 2009, the Finance Agency determined that our capital classification was undercapitalized. An FHLBank with this classification is restricted from, among other things, paying dividends and making capital stock repurchases and redemptions without prior Finance Agency approval. We cannot predict when we will resume dividend payments and stock repurchases or redemptions.

In June 2009, the Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio (MVE/BVE). As shown in the table below, dividends will be unrestricted, restricted, or suspended depending on policy indicators, with the weakest indicator controlling the threshold of dividend payments. These policy indicators overlay rather than replace the Seattle Bank’s existing dividend policy, but will be applied prior to any action taken pursuant to the dividend policy.

Policy Indicator
Dividend Parameters	Suspended	Restricted	Unrestricted
Retained Earnings	< 85% of target	85% <= target <=100%	>= 100%
Market value of equity to book value of equity	MVE/BVE < 85%	85% <= MVE/BVE <=95%	MVE/BVE > 95%

As of December 31, 2009, retained earnings was 8.56% of target and our MVE/BVE was 75.8%.

Retained Earnings/(Accumulated Deficit)

In September 2004, our Board adopted a revised retained earnings policy in accordance with Finance Agency guidance. Under this policy, we establish retained earnings targets each quarter based on criteria including, among other things, our market risk, credit risk, and operations risk. In April 2007, the Board approved a revised policy, which added, among other things, a component based on our annual operating expenses, for determining the target level of retained earnings. In January 2010, the Board approved a retained earnings target of $621 million. We continue to work on enhancing our methodology for determining our retained earnings target. Further, as discussed above, in June 2009, the Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will consider the payment of dividends.

We reported retained earnings of $52.9 million as of December 31, 2009, an increase of $131.8 million from the accumulated deficit of $78.9 million as of December 31, 2008, primarily resulting from our adoption of the new OTTI accounting guidance, under which we recognized a cumulative effect adjustment of $293.4 million as an increase to our retained earnings as of January 1, 2009 (with a related adjustment to accumulated other comprehensive loss), partially offset by our 2009 net loss of $161.6 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $908.8 million as of December 31, 2009, compared to $2.9 million as of December 31, 2008. As a result of our adoption of the FASB’s new OTTI accounting guidance as of January 1, 2009, we recognized a $293.4 million cumulative effect adjustment as an increase to our retained earnings as of January 1, 2009, with a corresponding increase to accumulated other comprehensive loss. The following table provides information regarding the components of accumulated other comprehensive loss for the years ended December 31, 2009 and 2008.

		Held-To-Maturity	Available-For-Sale
Accumulated Other Comprehensive Loss	Benefit Plans	Securities	Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$	$	$(2,939)
Cumulative effect of adjustment to opening balance relating to new OTTI guidance		(293,415)		(293,415)
Non-credit portion of OTTI loss		(1,269,210)		(1,269,210)
Reclassification of non-credit portion of OTTI loss on HTM securities transferred to AFS securities		960,321	(960,321)
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss		199,141	31,426	230,567
Accretion of non-credit portion of OTTI loss		193,871		193,871
Change in unrealized losses			232,469	232,469
Pension benefits	(159)			(159)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) capital-to-assets ratio, and (3) leverage capital ratio. With the exception of risk-based capital, we were in compliance with all of these statutory capital requirements, which are described below, as of December 31, 2009 and 2008. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.

Risk-Based Capital

We are required to maintain at all times permanent capital, defined as retained earnings and Class B capital stock (including mandatorily redeemable Class B capital stock), in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations.

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

Only permanent capital can satisfy the risk-based capital requirement. Class A capital stock (including mandatorily redeemable Class A capital stock) and accumulated other comprehensive losses are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements. The Finance Agency has the authority to require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirement, but to date has not exercised such authority.

The following table presents our permanent capital and risk-based capital requirements as of December 31, 2009 and 2008.

	As of December 31,
Permanent Capital and Risk-Based Capital Requirements	2009	2008
(in thousands)
Permanent Capital
Class B capital stock	$1,717,149	$1,730,287
Mandatorily redeemable Class B capital stock	920,181	896,400
Retained earnings (accumulated deficit)	52,897	(78,876)
Permanent capital	2,690,227	2,547,811
Risk-Based Capital Requirement
Credit risk	565,293	154,760
Market risk	1,095,086	1,927,548
Operations risk	498,114	624,692
Risk-based capital requirement	2,158,493	2,707,000
Risk-based capital surplus (deficiency)	$531,734	$(159,189)

The decrease in our risk-based capital requirement as of December 31, 2009, compared to December 31, 2008, primarily reflected the decreased market-risk component of our risk-based capital requirement resulting from the improved market values of many of our PLMBS, partially offset by an increased credit-risk component requirement. Because the credit-risk component is determined by assigning risk-adjusted weightings based on asset type, as a result of credit rating downgrades on some of our PLMBS investments during 2009, our credit-risk component significantly increased as of December 31, 2009, compared to December 31, 2008. The operations-risk requirement decreased because it is calculated as a percentage of the sum of the market- and credit-risk components. We expect that our risk-based capital requirement will fluctuate with market conditions.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with U.S. GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of December 31, 2009, our regulatory capital to assets ratio was 5.58%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target through at least mid-2010.

The following table presents our regulatory capital-to-assets ratios as of December 31, 2009 and 2008.

	As of December 31,
Regulatory Capital-to-Assets Ratios	2009	2008
(in thousands, except percentages)
Minimum regulatory capital	$2,043,779	$2,334,468
Total regulatory capital	2,849,091	2,687,140
Regulatory capital-to-assets ratio	5.58%	4.60%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also significantly increased as of December 31, 2009 from December 31, 2008.

The following table presents our leverage capital ratios as of December 31, 2009 and 2008.

	As of December 31,
Leverage Capital Ratios	2009	2008
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,554,724	$2,918,085
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,194,205	3,961,046
Leverage capital ratio	8.21%	6.79%

Capital Classification

On July 30, 2009, the Finance Agency published a final rule that implemented the PCA provisions of the Housing Act. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (determinations made on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency based primarily on our failure to meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009. An FHLBank whose final capital classification is determined to be undercapitalized is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank needs to submit a capital restoration plan to the Finance Agency and is subject to limitations on asset growth and prior approval by the Finance Agency of any new business activity. Further, mandatory actions and restrictions in place as a result of the capital classification determination remain in effect, including restrictions on redeeming or repurchasing capital stock or paying dividends without prior Finance Agency approval. Although the Seattle Bank has met all of its regulatory requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank’s capital classification as undercapitalized, due in part to the Finance Agency’s concern that modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly.. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until the Finance Agency believes that we have demonstrated sustained performance in line with an approved capital restoration plan. As such, our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised capital restoration plan and the Finance Agency approved an extension to December 6, 2009. Our revised capital restoration plan was submitted on December 5, 2009 and deemed complete by the Finance Agency on January 27, 2010. On February 26, 2010, the Finance Agency notified us that it was extending its initial 30-day review period by an additional 30 days, as allowed by regulation. We expect to be notified by Finance Agency of its decision on our revised capital restoration plan on or before March 29, 2010. It is unknown whether the Finance Agency will accept our revised capital restoration plan. Finance Agency approval of our proposed capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions (as further described in the PCA provisions).

See “Part I. Item 1. Business—Regulations—Capital Status Requirements” for additional information.

Liquidity

We are required to maintain liquidity in accordance with federal laws and regulations, and policies established by our Board. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members’ credit and liquidity needs, while complying with regulatory requirements and Board-established policies. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The following table presents our compliance with this requirement as of December 31, 2009 and 2008.

	As of December 31,
Unpledged Aggregate Qualifying Assets	2009	2008
(in thousands)
Outstanding debt	$48,263,871	$54,468,680
Aggregate qualifying assets	50,980,587	58,278,884

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective in March 2009, formalizing its previous request for increases in liquidity of FHLBanks during the fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to an FHLBank’s anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Beginning in the fourth quarter of 2008 and throughout 2009, we held larger-than-normal balances of overnight federal funds and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance and ensure adequate liquidity availability for member advances.

As of December 31, 2009 and 2008, we were in compliance with all other federal laws and regulations and policies established by our Board relating to liquidity.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into Lending Agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, which was designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The Lending Agreements expired on December 31, 2009. As of that date, no FHLBank had drawn on its Lending Agreement.

For additional information on our statutory liquidity requirements and Lending Agreement, see “Part I. Item 1—Business—Liquidity Requirements” in this report.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of December 31, 2009.

	As of December 31, 2009
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$76,790	$		$		$		$76,790
Consolidated obligation bonds (at par)*	11,264,000		8,550,595		5,069,500		4,794,270	29,678,365
Derivative liabilities	300,030							300,030
Mandatorily redeemable capital stock	147,980		16,538		782,009			946,527
Operating leases	3,190		6,662		1,154			11,006
Total contractual obligations	$11,791,990		$8,573,795		$5,852,663		$4,794,270	$31,012,718
Other Commitments
Commitments for additional advances	$6,540	$		$		$		$6,540
Standby letters of credit	821,331		111,579					932,910
Standby bond purchase agreements			48,715					48,715
Unused lines of credit and other commitments	50,000							50,000
Total other commitments	$877,871		$160,294	$		$		$1,038,165

*  Does not include interest payments on consolidated obligation bonds or discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of December 31, 2009 and 2008, we had $875.0 million and $1.1 billion in agreements outstanding to issue consolidated obligations. We had unsettled interest-exchange agreements with a notional of $525.0 million as of December 31, 2009. We had no unsettled agreements entered into consolidated obligation discount notes as of December 31, 2009 and 2008 or unsettled interest-rate exchange agreements as of December 31, 2008.

In June 2006, the FHLBanks and the Office of Finance entered into the Contingency Agreement effective in July 2006, in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement nor has any FHLBank had to fund payments on our behalf.

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007

The Seattle Bank recorded a net loss of $161.6 million for the year ended December 31, 2009, an improvement of $37.8 million, or 18.9%, from our 2008 net loss of $199.4 million. The net loss in 2009 was primarily due to OTTI credit losses of $311.2 million on certain of our PLMBS. Our 2009 results of operations were favorably impacted compared to 2008 results by the following:

•	An increase in net interest income of $36.6 million, primarily due to lower funding costs;

•	A reduction in charges related to early extinguishment of consolidated obligations of $16.1 million; and

•	A reduction in other expenses of $6.4 million, primarily attributable to the 2008 provision for derivative counterparty credit loss resulting from the LBSF bankruptcy.

These improvements in 2009 were partially offset by increased charges on derivatives and hedging activities of $14.7 million.

The Seattle Bank recorded a net loss of $199.4 million for the year ended December 31, 2008, a decrease of 382.1%, or $270.1 million, from net income of $70.7 million for the year ended December 31, 2007. The decrease in net income for the year ended December 31, 2008 was primarily due to $304.2 million in OTTI charges on certain of our PLMBS, $21.7 million net realized losses on early extinguishment of consolidated obligations, and a $4.2 million net loss on the termination of derivative contracts with LBSF, partially offset by an increase in net interest income resulting from reduced interest expense and higher net prepayment fee income.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income derives from the following two sources: (1) net interest-rate spread (i.e., the interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings); and (2) earnings from capital (i.e., returns on investing interest-free capital). The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. Net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.

After significantly decreasing in 2008, the federal funds target and effective interest rates remained relatively stable and very low, at a range of zero to 0.25% during 2009. Short-term LIBOR also reflected significant declines, but with significantly higher volatility during 2009. Longer-term LIBOR and U.S. Treasury rates declined but remained relatively high. Our earnings from capital, which are primarily generated from short-term investments, have been significantly adversely impacted by the low interest-rate environment of the last two years. The lower prevailing interest rates in 2009 and 2008 also significantly impacted our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios, where yields generally declined significantly for the years ended December 31, 2009 and 2008 from the previous periods. During 2009 and 2008, the spreads on our consolidated obligation bonds and discount notes compared to LIBOR generally narrowed, which contributed to lower debt funding costs and improved net interest spread.

The following table summarizes the various interest-rate indices that impact the Seattle Bank’s interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009, 2008, and 2007.

	Average Rate for Year Ended December 31,			Rate as of December 31,
Market Instrument	2009	2008	2007	2009	2008	2007
(in percentages)
Federal funds effective/target rate	0.16	1.93	5.03	0.05	0.14	3.06
3-month Treasury bill	0.14	1.37	4.45	0.05	0.08	3.24
3-month LIBOR	0.69	2.93	5.30	0.25	1.43	4.70
2-year U.S. Treasury note	0.94	2.00	4.36	1.14	0.77	3.06
5-year U.S. Treasury note	2.18	2.79	4.42	2.68	1.55	3.44
10-year U.S. Treasury note	3.24	3.64	4.63	3.84	2.21	4.03

    The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009, 2008, and 2007. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$29,086,552	$421,449	1.45	$39,521,263	$1,316,571	3.33	$32,657,466	$1,743,037	5.34
Mortgage loans held for portfolio	4,596,574	234,856	5.11	5,368,118	263,475	4.91	6,001,879	300,441	5.01
Investments *	20,888,609	221,749	1.06	22,492,232	666,300	2.96	19,896,810	962,655	4.84
Other interest-earning assets	103,183	217	0.21	5,102	43	0.83	370	19	5.19
Total interest-earning assets	54,674,918	878,271	1.61	67,386,715	2,246,389	3.33	58,556,525	3,006,152	5.13
Other assets	(665,708)			348,025			540,348
Total assets	$54,009,210			$67,734,740			$59,096,873
Interest-Bearing Liabilities
Consolidated obligations	$50,700,570	$662,129	1.31	$63,157,337	$2,042,726	3.23	$54,940,008	$2,786,847	5.07
Deposits	543,453	921	0.17	1,028,082	21,136	2.06	957,550	47,610	4.97
Mandatorily redeemable capital stock	932,687			294,576	617	0.21	80,920	570	0.70
Other borrowings	1,275	1	0.10	137,851	3,321	2.41	1,798	87	4.83
Total interest-bearing liabilities	52,177,985	663,051	1.27	64,617,846	2,067,800	3.20	55,980,276	2,835,114	5.06
Other liabilities	671,932			572,553			764,324
Capital	1,159,293			2,544,341			2,352,273
Total liabilities and capital	$54,009,210			$67,734,740			$59,096,873
Net interest income		$215,220			$178,589			$171,038
Interest-rate spread		$175,110	0.34		$86,287	0.13		$36,922	0.07
Earnings from capital		$40,110	0.06		$92,302	0.14		$134,116	0.22
Net interest margin			0.40			0.27			0.29

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.

For the year ended December 31, 2009, our average assets significantly declined primarily as a result of maturing advances (particularly those of JPMorgan Chase Bank, N.A.) and advance prepayments early in 2009 and generally lower advance demand across our membership. Although our average investment balance declined as of December 31, 2009 compared to December 31, 2008, it increased as a percentage of our total average assets. The reductions in mortgage loans held for portfolio reflected average principal paydowns. As a result of our decision in early 2005 to exit the MPP, we discontinued the purchase of new mortgage loans in 2006.

For the year ended December 31, 2008, the average composition of our interest-earning assets changed significantly from the previous period, as we continued to focus our business on advances, with the average balance of our advances increasing and the average balance of our mortgage loans held for portfolio decreasing. The increase in our advances in 2008 compared to 2007 largely resulted from increased activity with our largest members, although we generally had increased advance demand from across our membership. The increase in our average investment balance in 2008 resulted from our decision to grow our short-term investments portfolio to make available sufficient liquidity to meet our members’ demand for advances as well as to increase our investment income. The reductions in mortgage loans held for portfolio in 2008 reflected average principal paydowns as noted above.

Significantly lower prevailing interest rates in 2009 and 2008 impacted most of our interest-earning assets and interest-bearing liabilities, but led to slightly greater declines in yields on our interest-bearing liabilities than our on our interest-earning assets, which resulted in increased net interest income in each of 2009 and 2008 from the prior periods.

Our net interest spread increased by 21 basis points, to 34 basis points, for the year ended December 31, 2009 and represented 85.0% of the net interest margin, compared to 48.2% of the net interest margin for the year ended December 31, 2008. Earnings on capital decreased by eight basis points, to six basis points, and represented 15.0% of net interest margin, compared to 51.8% for the year ended December 31, 2008. The significant shift in net interest margin contributions was primarily due to investor demand for short-term consolidated obligations and the low interest-rate environment throughout 2009, which significantly reduced our debt funding costs during 2009, partially offset by significantly lower earnings on capital, because our capital is primarily invested in very low yielding short-term instruments.

Our net interest spread increased by six basis points, to 13 basis points, for the year ended December 31, 2008, and represented 48.2% compared to 24.1% for the year ended December 31, 2007. Earnings on capital decreased by eight basis points, to 14 basis points for the year ended December 31, 2008, and represented 51.8% of net interest margin, compared to 75.9% for the previous period. The significant shift in net interest margin contributions was primarily due to the declining interest rate environment during 2008 and investor demand for short-term consolidated obligations, which favorably impacted the average cost of our consolidated obligations, compared to the previous period.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31,			For the Year Ended December 31,
	2009 v. 2008			2008 v. 2007
	Increase (Decrease)			Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(285,060)	$(610,062)	$(895,122)	$316,962	$(743,428)	$(426,466)
Investments	(44,457)	(400,094)	(444,551)	113,317	(409,672)	(296,355)
Mortgage loans held for portfolio	(39,076)	10,457	(28,619)	(31,203)	(5,763)	(36,966)
Other loans	229	(55)	174	52	(28)	24
Total interest income	(368,364)	(999,754)	(1,368,118)	399,128	(1,158,891)	(759,763)
Interest Expense
Consolidated obligations	(343,183)	(1,037,414)	(1,380,597)	372,696	(1,116,817)	(744,121)
Mandatorily redeemable capital stock	422	(1,039)	(617)	671	(624)	47
Deposits	(6,860)	(13,355)	(20,215)	3,277	(29,751)	(26,474)
Other borrowings	(1,680)	(1,640)	(3,320)	3,299	(65)	3,234
Total interest expense	(351,301)	(1,053,448)	(1,404,749)	379,943	(1,147,257)	(767,314)
Change in net interest income	$(17,063)	$53,694	$36,631	$19,185	$(11,634)	$7,551

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

    Both total interest income and total interest expense significantly decreased for the years ended December 31, 2009 and 2008, compared to the previous periods, because of significantly lower short-term interest rates, and for the year ended December 31, 2009, because of significantly lower average interest-earning asset balances. During the years ended December 31, 2009 and 2008, compared to the previous periods, we experienced larger decreases in the average cost on our interest-bearing liabilities than in the average yields on our interest-earning assets, increasing our interest-rate spread by 21 and 6 basis points to 34 and 13 basis points. The improvement of our interest-rate spreads primarily resulted from a reduction in the average cost of our consolidated obligations, and for the year ended December 31, 2008, an increase in the average balance of our advances and short-term investments.

 Interest Income

The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Interest Income	2009	2008	Percent Increase/ (Decrease)	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$413,012	$1,294,570	(68.1)	$1,740,442	(25.6)
Prepayment fees on advances, net	8,437	22,001	(61.7)	2,595	747.8
Subtotal	421,449	1,316,571	(68.0)	1,743,037	(24.5)
Short-term and held-to-maturity investments	221,175	666,299	(66.8)	962,655	(30.8)
Interest-bearing deposits	217	5	4,240.0		N/A
Available-for-sale securities	574	1	57,300.0		N/A
Mortgage loans held for portfolio	234,856	263,475	(10.9)	300,441	(12.3)
Loans to other FHLBanks and other		38	(100.0)	19	100.0
Total interest income	$878,271	$2,246,389	(60.9)	$3,006,152	(25.3)

    Total interest income decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to significant decreases in yields on advances and investments and to decreases in advance and investment volumes.

Total interest income decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to significant decreases in yields on advances and investments, partially offset by increases in advance and investment volumes.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 68.1% for the year ended December 31, 2009, compared to the previous period, primarily due to significant declines in average yields and average balances. Our average advance balance decreased by $10.4 billion, representing a 26.4% decline, primarily due to advance maturities (particularly those of JPMorgan Chase Bank, N.A.) and advance prepayments in early 2009 and generally lower advance demand across our membership.

Interest income from advances, excluding prepayment fees on advances, decreased 25.6% for the year ended December 31, 2008, compared to the previous period, as interest income from higher average advance balances was more than offset by reductions in interest income due to significant declines in average yields. Our average advance balance increased by $6.8 billion, representing a 21.0% growth, for the year ended December 31, 2008, compared to the previous period, primarily resulting from increases in advance activity with our largest members, although general advance activity across our membership also increased.

For the year ended December 31, 2009, new advances totaled $42.7 billion and maturing advances totaled $57.2 billion, which was significantly lower than in the previous period. Advance activity for the year ended December 31, 2008 included new advances totaling $146.8 billion and maturing advances totaling $155.9 billion, and was significantly above the advance activity for the previous period, when new advances totaled $98.4 billion and maturing advances totaled $81.0 billion. The average yield on advances, including prepayment fees on advances, decreased by 188 basis points to 1.45% for the year ended December 31, 2009, compared to a decrease of 201 basis points to 3.33% for the year ended December 31, 2008, compared to the previous period. For both years, these decreases were primarily due to significant declines in prevailing short-term interest rates and the significant proportion of short-term advances to our total average advance balances.

A significant percentage of our advances are concentrated with a few large members and one non-member. Changes in this group’s borrowing decisions have and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See “—Financial Condition as of December 31, 2009 and 2008—Advances” for additional information.

Prepayment Fees on Advances

For the years ended December 31, 2009 and 2008, we recorded net prepayment fee income of $8.4 million and $22.0 million, primarily resulting from fees charged to borrowers that prepaid $3.9 billion and $9.0 billion in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances. The large amount of prepayment fee income for the year ended December 31, 2008, primarily resulted from advances prepayments by Merrill Lynch Bank USA in early 2008.

Investments

Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 66.7% for the year ended December 31, 2009, compared to the previous period. This decrease primarily resulted from lower average yields on investments, lower average investment balances, and a higher proportion of lower-yielding short-term investments to our total investment portfolio. The average yield on our investments declined by 190 basis points, to 1.06%, and the average balance of our investments declined by $1.6 billion to $20.9 billion, for the year ended December 31, 2009, compared to the previous period.

Interest income from investments decreased by 30.8% for the year ended December 31, 2008, compared to the previous period. This decrease primarily resulted from lower average yields on investments and a higher proportion of lower-yielding short-term investments to our total investment portfolio, partially offset by a higher average investment balance. The average yield on our investments declined by 188 basis points, to 2.96%, and the average balance of investments increased by $2.6 billion to $22.5 billion, for the year ended December 31, 2008, compared to the previous period.

Between December 31, 2008 and September 30, 2009, we increased our short-term investment portfolio to provide for sufficient liquidity to meet members’ potential demand for advances by leveraging our members’ stock purchases and reinvesting funds from maturing advances and investments. In September 2008, in order to reduce our unsecured counterparty exposure, we modified our investment strategy and began replacing our unsecured short-term investments with secured short-term investments and overnight federal funds sold, which because of the generally lower yields than on unsecured short-term investments and PLMBS, depressed our investment interest income. However, beginning in August 2009, in response to a more stable liquidity environment and in order to maintain capacity for advance demand, we reestablished unsecured short-term investing activity with certain counterparties (after having slightly increased our unsecured short-term investment activity in March 2009).

    Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 10.9% and 12.3% for the years ended December 31, 2009 and 2008, compared to the previous periods. The decreases were primarily due to continued declines in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $771.5 million to $4.6 billion, for the year ended December 31, 2009, compared to the year ended December 31, 2008, and by $633.8 million, to $5.4 billion, for the year ended December 31, 2008, compared to the previous period, primarily due to receipt of principal payments. The yield on our mortgage loans held for portfolio increased by 20 basis points and declined by 10 basis points for the years ended December 31, 2009 and 2008, compared to the prior periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of December 31, 2009, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio as of December 31, 2009. We recorded provision for loan losses totaling $626,000 for the year ended December 31, 2009. We recorded no provision for loan losses for the years ended December 31, 2008 or 2007.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Interest Expense	2009	2008	Percent Increase/ (Decrease)	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$67,891	$501,419	(86.5)	$308,781	62.4
Consolidated obligations - bonds	594,238	1,541,307	(61.4)	2,478,066	(37.8)
Deposits	921	21,136	(95.6)	47,610	(55.6)
Securities sold under agreements to repurchase		3,314	(100.0)	22	14,963.6
Mandatorily redeemable capital stock		617	(100.0)	570	8.2
Other borrowings	1	7	(85.7)	65	(89.2)
Total interest expense	$663,051	$2,067,800	(67.9)	$2,835,114	(27.1)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 86.5% for the year ended December 31, 2009, compared to the previous period, primarily due to lower prevailing interest rates and a lower average balance on our consolidated obligation discount notes during 2009. Although we utilized a higher proportion of consolidated obligation discount notes than consolidated obligation bonds during 2009, lower overall funding activity during 2009 resulted in the lower consolidated obligation discount note average balances. Interest expense on consolidated obligation discount notes increased by 62.4% for the year ended December 31, 2008, compared to the previous period, primarily due to an increase in the proportion of outstanding short-term, lower-cost consolidated obligation discount notes to our total outstanding consolidated obligations, partially offset by lower prevailing interest rates. The average balance of our consolidated obligation discount notes decreased by 8.5%, to $19.7 billion, and the average yield on such notes declined by 198 basis points to 0.35% for the year ended December 31, 2009, compared to the previous period. The average balance of our consolidated obligation discount notes increased by 237.4%, to $21.5 billion, and the average yield on such discount notes declined by 252 basis points to 2.33%, for the year ended December 31, 2008, compared to the previous period. Investor demand for high-quality, short-term debt instruments was strong during 2009 and most of 2008, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 61.4% for the year ended December 31, 2009, compared to the previous period, primarily due to the decreased issuances of consolidated obligation bonds and lower prevailing interest rates. The average balance of our consolidated obligation bonds decreased by 25.5%, to $31.0 billion and average yield on such bonds declined by 179 basis points, to 1.91%, for the year ended December 31, 2009, compared to the previous period.

Interest expense on consolidated obligation bonds decreased by 37.8% for the year ended December 31, 2008, compared to the previous period, primarily due to the decreased issuances of longer-term consolidated obligation bonds as a proportion of our total outstanding consolidated obligations and lower prevailing interest rates. During much of 2008, demand for longer-term debt was low, which negatively impacted the interest rates on these types of instruments. The average balance of our consolidated obligation bonds decreased by 14.2%, to $41.7 billion, and average yield on such bonds declined by 140 basis points, to 3.70%, for the year ended December 31, 2008, compared to the previous period.

Deposits

Interest expense on deposits decreased by 95.6% for the year ended December 31, 2009, compared to the previous period, primarily due to a 189 basis point decrease in the average interest rate paid on deposits and a decrease of $484.6 million in the average balance of deposits. Interest expense on deposits decreased by 55.6% for the year ended December 31, 2008, compared to previous period, primarily due to a 291 basis point decrease in the average interest rate paid on deposits, partially offset by a $70.5 million increase in the average balance of deposits. Deposit levels generally vary based on our members’ liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

Securities Sold Under Agreements to Repurchase and Other Borrowings

We did not utilize securities sold under agreements to repurchase as a funding source during 2009. Interest expense on securities sold under agreements to repurchase increased significantly to $3.3 million for the year ended December 31, 2008, compared to the previous period, primarily due to our use of these agreements as a short-term funding alternative. We use these agreements when we believe it to be financially advantageous to do so.

Mandatorily Redeemable Capital Stock

We recorded no interest expense on mandatorily redeemable capital stock for the year ended December 31, 2009, due to our suspension of dividend payments in late 2008. Our average mandatorily redeemable stock balance increased by $638.1 million, to $932.7 million for the year ended December 31, 2009. Interest expense on mandatorily redeemable capital stock increased by 8.2% for the year ended December 31, 2008, compared to the previous period, primarily due to the increase in the average balances of mandatorily redeemable capital stock outstanding, partially offset by the lower rates paid on dividends during 2008. The average balance of mandatorily redeemable capital stock increased by $213.7 million, to $294.6 million, for the year ended December 31, 2008, compared to the previous period. The increases in the average balances of mandatorily redeemable capital stock for the years ended December 31, 2009 and 2008 were primarily due to the October 2008 reclassification of Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder as a result of its acquisition by JPMorgan Chase.

Effect of Derivatives and Hedging on Net Interest Income

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting their fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, the table below would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest rates changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in this table. For additional information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk.”

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for years ended December 31, 2009, 2008, and 2007.

	For the Year Ended December 31, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$16,128	$(21,134)	$(5,006)	$(306,710)
Consolidated obligation bonds	(322,122)	311,393	(10,729)	255,719
Consolidated obligation discount notes	(10,048)	12,684	2,636	28,986
Total	$(316,042)	$302,943	$(13,099)	$(22,005)

	For the Year Ended December 31, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(63,117)	$67,083	$3,966	$(64,558)
Consolidated obligation bonds	164,618	(170,703)	(6,085)	165,383
Consolidated obligation discount notes	12,776	(15,860)	(3,084)	(3,652)
Total	$114,277	$(119,480)	$(5,203)	$97,173

	For the Year Ended December 31, 2007
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(16,015)	$15,923	$(92)	$44,324
Consolidated obligation bonds	155,427	(157,847)	(2,420)	(64,446)
Total	$139,412	$(141,924)	$(2,512)	$(20,122)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements reduced our net interest income for the years ended December 31, 2009 and 2007, compared to a net favorable effect on our net interest income for the year ended December 31, 2008. The effect on net interest income from derivatives activity primarily reflects the net effects of (1) converting fixed-interest rate advances to variable interest-rate advances and (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest-rates.  See “—Financial Condition as of December 31, 2009 and 2008—Derivative Assets and Liabilities” for additional information.

Other (Loss) Income

Other (loss) income includes member service fees, net realized gain (loss) on sale of held-to-maturity securities, net other-than-temporary impairment loss, net (loss) gain on derivatives and hedging activities, net realized (loss) gain on early extinguishment of consolidated obligations, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net (loss) gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other (loss) income for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Other (Loss) Income	2009	2008	Percent Increase/ (Decrease)	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$2,714	$1,873	44.9	$1,676	11.8
Net realized gain (loss) from sale of held-to-maturity securities	1,370	1,374	(0.3)	(5,705)	124.1
Net OTTI loss	(311,182)	(304,243)	(2.3)		N/A
Net (loss) gain on derivatives and hedging activities	(10,502)	4,225	(348.6)	(2,319)	(282.2)
Net realized (loss) on early extinguishment of
consolidated obligations	(5,584)	(21,714)	74.3	(22,498)	(3.5)
Other income (loss), net	3	(57)	105.3	357	(116.0)
Total other (loss) income	$(323,181)	$(318,542)	(1.5)	$(28,489)	1,018.1

Total other loss increased by $4.6 million for the year ended December 31, 2009, compared to the previous period, primarily due to a $14.7 million increase in net loss on derivatives and hedging activities and a $6.9 million increase in OTTI charges recorded in earnings. These additional losses were partially offset by reduced net loss on early extinguishment of consolidated obligations of $16.1 million for the year ended December 31, 2009, compared to the previous period.

Total other loss increased by $290.1 million for the year ended December 31, 2008, compared to the previous period, primarily due to a $304.2 million increase in realized losses on held-to-maturity securities for other-than-temporary impairment charges. Total other loss was favorably impacted by a $7.1 million increase in net realized gain (loss) on sale of held-to-maturity securities, a $6.5 million increase in net gain (loss) on derivatives and hedging activities, and a $784,000 decrease in net realized (loss) gain on early extinguishment of consolidated obligations.

The significant changes in other (loss) income are discussed in more detail below.

Net Realized Gain (Loss) on Sale of Held-to-Maturity Securities

For the year ended December 31, 2009, we sold $21.8 million of securities that were within 90 days of maturity or that had paid down to less than 85% of original principal, resulting in a net gain of $1.4 million. For the year ended December 31, 2008, we sold $502.1 million of securities within 90 days of maturity, resulting in a net gain of $1.4 million. For the year ended December 31, 2007, we sold $1.8 billion of investments in consolidated obligations of other FHLBanks resulting in a net loss of $4.4 million and $200.0 million in other agency securities, resulting in a net loss of $1.3 million, all of which were within 90 days of maturity.

Net OTTI Loss

As of December 31, 2009 and 2008, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized OTTI charges of $311.2 million and $304.2 million in our Statement of Operations for the years ended December 31, 2009 and 2008. We did not have any similar charges for the year ended December 31, 2007. We adopted the current guidance on accounting for OTTI effective January 1, 2009 and recognized the effects of adoption as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in 2008, we recorded a $293.4 million cumulative effect adjustment as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

The credit losses on our OTTI PLMBS are based on such securities’ expected performance over their contractual maturities, which average approximately 19 years as of December 31, 2009.

See “—Financial Condition as of December 31, 2009 and 2008,” “—Critical Accounting Policies and Estimates,” Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part I. Item 1A. Risk Factors,” for additional information regarding our OTTI securities.

Net (Loss) Gain on Derivatives and Hedging Activities

For the year ended December 31, 2009, we recorded an increase of $14.7 million in our total net (loss) gain on derivatives and hedging activities, compared to the previous period. For the year ended December 31, 2008, we recorded an increase of $6.5 million in our total net gain (loss) on derivatives and hedging activities, compared to the previous period.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the Statement of Operations for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Components of Net (Loss) Gain on Derivatives and Hedging Activities	2009	2008	2007
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$(13,099)	$(5,203)	$(2,512)
Total net (loss) gain related to fair value hedge ineffectiveness	(13,099)	(5,203)	(2,512)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	44	(1,065)	212
Interest-rate swaptions		1,630	(615)
Interest-rate caps or floors	(160)	(988)	505
Net interest settlements	2,733	2,718	97
Other		6,109
Intermediary transactions
Interest-rate swaps	(20)	1,024	(6)
Total net gain related to derivatives not designated as hedging instruments	2,597	9,428	193
Net (loss) gain on derivatives and hedging activities	$(10,502)	$4,225	$(2,319)

See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition as of December 31, 2009 and 2008—Derivative Assets and Liabilities,” and Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for additional information on our interest-rate exchange agreements.

Net Realized (Loss) Gain on Early Extinguishment of Consolidated Obligation Bonds

From time to time, we early extinguish consolidated obligations by exercising our rights to call bonds or by reacquiring such bonds on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. During the year ended December 31, 2009, we recorded net losses of $1.2 million on open-market extinguishments of consolidated obligations and net losses of $4.4 million related to calls of consolidated obligations, net of fees on interest-rate exchange agreement cancellations. During the years ended December 31, 2008 and 2007, we recorded net losses of $12.7 million and $20.8 million on open-market extinguishments of consolidated obligations and net losses of $9.0 million and $1.7 million related to calls of consolidated obligations, net of fees on interest rate exchange agreement cancellations.

The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Consolidated Obligations Called and Extinguished	2009	2008	2007
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$12,356,255	$17,408,180	$18,360,500
Weighted-average interest rate	3.46%	4.72%	5.40%

Consolidated Obligations Extinguished
Par value	34,170	1,337,445	847,710
Weighted-average interest rate	5.37%	4.31%	5.62%
Total par value	$12,390,425	$18,745,625	$19,208,210

We early extinguish debt primarily to economically lower the relative cost of our debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. We continue to review our consolidated obligation portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.

See “Part II. Item 7A. Qualitative and Quantitative Disclosures about Market Risk” for additional information regarding our risk management strategy.

Other Expense

Other expense includes operating expenses, Finance Agency/Finance Board and Office of Finance assessments, provision for derivative counterparty credit loss, and other items, which consist primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Other Expense	2009	2008	Percent Increase/ (Decrease)	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$28,666	$25,577	12.1	$22,786	12.2
Occupancy cost	4,895	4,727	3.6	4,428	6.8
Other operating	14,933	14,104	5.9	14,621	(3.5)
Finance Agency/Finance Board	2,069	2,003	3.3	1,736	15.4
Office of Finance	1,930	2,024	(4.6)	1,678	20.6
Provision for derivative counterparty credit loss		10,430	(100.0)
Other	529	546	(3.1)	1,043	(47.7)
Total other expense	$53,022	$59,411	(10.8)	$46,292	28.3

Other expense decreased by $6.4 million for the year ended December 31, 2009, compared to the previous period, and increased by $13.1 million for the year ended December 31, 2008, compared to the previous period, primarily due to the affects of a $10.4 million charge off of our outstanding receivable with LBSF that filed for bankruptcy protection in October 2008. See “––Financial Condition as of December 31, 2009 and 2008––Derivative Assets and Liabilities” for more information related to LBSF.

In addition, compensation and benefits expense increased by $3.1 million and $2.8 million for the years ended December 31, 2009 and 2008, compared to the previous periods. Our employee headcount increased to 154 as of December 31, 2009, compared to 150 and 135 as o f December 31, 2008 and 2007, primarily due to conversions of contractors to employees during 2008.

Finance Agency/Finance Board and Office of Finance expenses represent costs allocated to us by the Finance Agency/Finance Board and Office of Finance calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. See Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on the calculation of these assessments.

Assessments

Due to our 2009 and 2008 net losses, we recorded no AHP or REFCORP assessments on pre-assessment earnings for the years ended December 31, 2009 or 2008. The amount shown in REFCORP expense for the year ended December 31, 2009 represents an adjustment of 2007 charges recorded in early 2009. Our assessments for AHP and REFCORP for the year ended December 31, 2007 were based on pre-assessment earnings in 2007. The table below presents our AHP and REFCORP assessments for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
AHP and REFCORP Assessments	2009			2008	Percent Increase/ (Decrease)	2007	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$		$		N/A	$7,916	(100.0)
REFCORP		33			N/A	17,668	(100.0)
Total assessments		$33	$		N/A	$25,584	(100.0)

Due to our payment of quarterly REFCORP assessments during 2008, as of December 31, 2009, we are entitled to a refund of $19.7 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” and Notes 14 and 15 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information on our assessments.

Summary of Critical Accounting Policies and Estimates

Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make assumptions and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. We believe that the following accounting policies and estimates are the most critical to the preparation of our financial statements and related disclosures.

Estimated Fair Values of Financial Instruments

We use fair value measurements to record adjustments to certain of our financial assets and liabilities, such as those in hedge relationships, and to provide fair value disclosures. Certain of our assets and liabilities, principally derivatives, are recorded at fair value on the Statements of Condition on a recurring basis. From time to time, we may also be required to record other financial assets, such as OTTI securities, at fair value on a nonrecurring basis.

Fair value is defined in GAAP as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants in the principal (or most advantageous) market for that asset or liability. GAAP establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value measurements, our policy is to maximize the use of observable inputs and to minimize the use of unobservable inputs.

When available, we use quoted market prices to determine fair value. If such prices are not available, we use non-binding dealer quotes for similar assets or liabilities or discounted cash flow models that use market-based, observable inputs such as volatility factors and interest-rate yield curves. Pricing models and their underlying assumptions are based on our best estimates of discount rates, prepayment speeds, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of our assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income. In addition, if market-observable inputs for model-based techniques are not available, we may be required to make judgments about the value that market participants would assign to an asset or liability.

We use prices from independent pricing services and, to a lesser extent, non-binding dealer quotes to determine the fair values of substantially all of our HTM and AFS securities, for disclosure and non-recurring fair value measurements. During the quarter ended September 30, 2009, we expanded the number of outside pricing sources we employ in our processes to estimate the market value of our MBS to conform to the FHLBank System common pricing methodology. We now employ four, rather than two, independent pricing sources. We incorporated the new pricing sources into our ongoing practice of comparing and analyzing prices among different pricing sources and comparable securities to ensure that the estimated market values for these securities are reasonable and internally consistent. We typically use a centered price from the available pricing sources as our best estimate of the market value for each MBS if there are no inconsistencies or anomalies observed in the pricing inputs. Market values are analyzed daily and any inconsistencies between pricing services or between instruments are reviewed with the pricing services to ensure the estimated market values are reasonable. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. We have gained an understanding of the information used by these third-party pricing sources to develop estimated market values.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO, geographical concentration, etc.), other broker indications, pricing trends, and our independent knowledge of the security’s collateral characteristics (e.g. geographical concentration, delinquencies, foreclosures and real estate owned).

Additional information concerning our use of fair value measurements, including valuation methodologies and other disclosures, is provided in Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

Estimation of OTTI of Securities

For impaired debt securities, the FASB’s new OTTI accounting guidance which we adopted effective January 1, 2009, requires an entity to assess whether: (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If neither condition is met, we perform cash flow analyses to determine if we expect to recover the entire amortized cost basis of the debt security.

In instances in which we determine that a credit loss exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into (a) the amount of the total impairment related to the credit loss, or the credit component, and (b) the amount of the total impairment related to all other factors, or non-credit component. The amount of the credit component is recognized in earnings. The amount of the non-credit component is recognized in accumulated other comprehensive loss. If there is no credit loss, any impairment is considered temporary.

If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in accumulated other comprehensive loss prior to the determination of OTTI and its fair value. Credit losses related to previously OTTI securities where the carrying value is less than the fair value are reclassified out of accumulated other comprehensive loss and charged to earnings.

The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. Upon subsequent evaluation of a previously OTTI debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis, as a change in estimate, if there is a significant increase in the security’s expected cash flows. For debt securities classified as HTM, the OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in accumulated other comprehensive loss because the subsequent measurement basis for these securities is fair value. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

We estimate projected cash flows that we are likely to collect, based on an assessment of all available information about each individual security, the structure of the security, and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower, loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of each security. In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.  For our variable interest-rate PLMBS, we use a forward interest-rate curve to project the future estimated cash flows.

During the quarter ended December 31, 2009, we changed our estimation technique used to determine the present value of estimated cash flows expected to be collected for our variable interest-rate PLMBS. Specifically, we employed a technique that allows us to update the effective interest rate used in our present value calculation, which isolates the subsequent movements in the underlying interest-rate indices from our measurement of credit loss. Prior to this change, we had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time. We recorded an OTTI credit loss of $311.2 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for our variable interest-rate PLMBS. If we had continued to use our previous estimation technique, the OTTI credit losses would have been $335.4 million for the year ended December 31, 2009. The credit losses would not have been materially different from those previously reported had we used the revised present value estimation technique in prior periods.

The FHLBanks’ OTTI Governance Committee (of which all 12 FHLBanks are members) was formed in the second quarter of 2009 and is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning in the second quarter and continuing throughout 2009, we performed our OTTI analysis using the key modeling assumptions provided by the FHLBanks OTTI Governance Committee for substantially all of our PLMBS. Further, prior to the third quarter of 2009, the FHLBanks had used indicators, or screens, to determine which individual securities required additional quantitative evaluation using detailed cash flow analysis. Beginning with the third quarter of 2009, the FHLBanks’ OTTI Governance Committee elected to perform cash flow analysis on all PLMBS investments, for purposes of assessing OTTI, using the FHLBanks’ common platform and agreed-upon key assumptions, rather than screening for at-risk securities. Three of our PLMBS investments (with a total unpaid principal balance of $31.6 million as of December 31, 2009) lacked the loan level collateral data necessary to apply the FHLBanks’ common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools using a proxy for the missing loan-level data results or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on two of our PLMBS investments (with a total unpaid principal balance of $3.3 million as of December 31, 2009) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis which included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

To assess whether the entire amortized cost basis of our PLMBS will be recovered, cash flow analyses are performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into this model is the forecast of future housing price changes for the relevant states and core-based statistical areas, which are based upon an assessment of the individual housing markets.

The month-by-month projections of future loan performance derived from the first model are input into a second model that allocates the projected loan-level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. For a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.

In accordance with Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS for the second, third, and fourth quarters of 2009, utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. We based our OTTI evaluations for the second, third and fourth quarters of 2009 on these key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we independently verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. Our OTTI evaluation for the first quarter of 2009 was based on our own modeling assumptions and internally generated cash flow analyses utilizing the same risk-modeling software and loan data source information subsequently approved and used by the FHLBanks for the second, third and fourth quarters of 2009.

See additional discussion regarding the recognition and presentation of OTTI in Note 7 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

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

Accounting for derivatives under GAAP requires us to make certain judgments, assumptions and estimates, including:

•	Determining whether a hedging relationship qualifies for hedge accounting

•	Identifying and analyzing the need to bifurcate an embedded derivative

•	Assessing the effectiveness of hedging relationships

•	Developing fair value measurements (see “—Estimated Fair Values of Financial Instruments” above)

In accordance with GAAP, we report all derivative financial instruments in the Statements of Condition at fair value, regardless of whether the derivative qualifies for hedge accounting. As we do not currently engage in cash flow hedging, all changes in the fair values of our derivatives are recorded in current period earnings. Changes in the fair values of derivatives that do not qualify for hedge accounting, or that do not exactly offset changes in value of hedged items, may lead to volatility in our Statements of Operations, particularly during turbulent conditions in the financial and credit markets.

We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to approval and implementation. This analysis includes validation of the expected accounting treatment under GAAP, effectiveness testing methods, an initial evaluation of expected hedge effectiveness, valuation sources and methodologies, and operational procedures and controls. At the inception of each hedge transaction, we formally document the hedge relationship, including our risk management objective and hedge strategy, the hedging instrument and hedged item, and the methods we will use to assess and measure hedge effectiveness.

We have also established processes to evaluate financial instruments, such as debt instruments and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP.

Hedges that we determine qualify for hedge accounting under GAAP are generally designated as fair value hedges. In a fair value hedge, a derivative hedges our exposure to changes in the fair value of an asset or liability. Such changes may be designated as either overall fair value, or the portion of the change that is attributable to a particular risk, such as changes in a benchmark interest rate. In a fair value hedge, we record, in current earnings, the change in the fair value of the hedged item that is attributable to changes in the hedged risk. We also record the full change in the fair value of the related derivative in current earnings. The difference between the change in fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk represents hedge ineffectiveness.

Certain fair value hedge relationships meet, at inception, the strict criteria in GAAP for use of the short-cut method of accounting. Under the short-cut method, we assume (provided that an ongoing basis exists for concluding that the hedge relationship is expected to be highly effective) that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk, in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our Statements of Operations.

The long-haul method of accounting also requires that we assess effectiveness on an ongoing basis over the life of the hedge. We perform effectiveness testing at least quarterly to ensure that the hedging instrument’s changes in fair value are offsetting the hedged item’s changes in fair value within the parameters set forth in GAAP. If, based on our effectiveness testing, a designated hedging relationship ceases to be highly effective during its life, we prospectively discontinue hedge accounting. When hedge accounting is discontinued, we cease recording fair value adjustments to the hedged item while continuing to record changes in the fair value of the derivative in current earnings. Previously recorded fair value hedge adjustments to the hedged item are amortized to earnings over its remaining life.

Changes in the fair value of derivatives that do not qualify at inception for hedge accounting under GAAP and are thus not designated as fair value hedges (e.g., economic hedges) are recorded in current earnings, on a freestanding basis.

Additional information concerning our hedging activities and related accounting is provided in Note __ in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part II. Item 7A.Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk” in this report.

Amortization of Premiums and Accretion of Discounts

The following discussion excludes the accretion of interest income and accumulated other comprehensive loss related to OTTI debt securities. See “—Estimation of OTTI of Securities” for related discussion.

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

For certain mortgage-related assets, we use a commercially available prepayment model and independent third-party pricing sources, including a source that provides data on cash flows, as the basis for estimated future principal prepayments, which we may adjust from time to time when appropriate. This model uses a number of market factors, such as historical mortgage rates and housing turnover ratios, as the basis for the prepayment calculation, and we are provided monthly market factor updates from the prepayment model vendor. Use of different prepayment models can result in different amounts of premium amortization and discount accretion. We review the data generated from the model against model data from the previous period, as well as against commercially available prepayment rate information and the periodic changes in prepayment rates to ensure the reasonableness of the data in light of market conditions.

Determination of Allowances for Credit Losses

We regularly evaluate our requirement for an allowance on advances and mortgage loans previously purchased under the MPP. This evaluation is subjective and requires us to make estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We would establish an allowance if an event were to occur that would make it probable that all principal and interest due for an advance or mortgage loan would not be collected and the resulting losses were estimable.

Advances

Our advances are collateralized by permissible collateral (as defined in federal statute and regulations) and the Seattle Bank benefits from statutory preferences as a creditor that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default, and (2) the available collateral would have to deteriorate in value prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2009 and 2008, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances in the future. Based on the foregoing, we determined that no provision for credit losses on advances was necessary as of December 31, 2009 or 2008.

Mortgage Loans

We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent losses, comparing the inherent losses to credit enhancements, and establishing general or specific reserves if necessary. We believe that we have adequate policies and procedures in place to effectively manage our mortgage loan credit risk effectively. We estimate loan losses based on our projection of loan losses inherent in the mortgage loan portfolio as of the Statement of Condition date. Any allowance for loan losses is reported as a separate line item in the Statement of Condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses, including consideration of credit enhancements.

Until 2006, we acquired both FHA and conventional fixed-rate mortgage loans under our MPP. FHA mortgage loans are U.S. government insured and, therefore, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans by: (1) having the related real estate as collateral, which effectively includes the borrower’s equity; (2) credit enhancements including primary mortgage insurance, if applicable; and (3) the member’s lender risk account (and until April 25, 2008, supplemental mortgage insurance, when, after the credit downgrade of our supplemental mortgage provider, MGIC, we cancelled our policies). The Finance Agency has determined that the Seattle Bank is required to credit enhance our MPP mortgage loans to “AA-“ and we are currently considering options to do so.

For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between approximately 65% and 80% based upon the original appraisal and depending on original loan-to-value ratios, term, amount of primary mortgage insurance coverage, and characteristics of the loans. Once the borrower’s equity and primary mortgage insurance are exhausted, the participating member’s lender risk account provides credit loss coverage for conventional mortgage loans purchased until it is exhausted. We assume the credit exposure if the severity of losses were to exceed the lender risk account coverage.

Our review of credit enhancements (in addition to any primary mortgage insurance, if applicable) includes the lender risk accounts. The conventional loans are associated with specific master commitment contracts and their related lender risk accounts and are considered in such groups when we evaluate credit quality.

Based on our analysis, as of December 31, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio, and we established an allowance for credit losses of $626,000 related to our conventional mortgage loans held for portfolio. No such allowance was deemed necessary as of December 31, 2008. Losses in excess of the estimated liquidation value of collateral held, the primary mortgage insurance (if applicable), and the lender risk account would be recognized as credit losses for financial reporting purposes.

The lender risk account is recorded in “other liabilities” in the Statement of Condition and totaled $16.3 million and $19.1 million as of December 31, 2009 and 2008.

For more information concerning our application of these and other accounting policies, see Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” included in this report.

Recently Issued and Adopted Accounting Standards and Interpretations

For a discussion of recently issued and adopted accounting standards and interpretations, including their expected effects on future periods, see Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

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

•
Repricing risk occurs when assets and liabilities reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. In isolation, repricing risk assumes that all interest rates change by the same magnitude; however, differences in the timing of the repricing of assets and liabilities can cause spreads between assets and liabilities to diverge.

•
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

•	Option risk results from the optionality embedded in certain of our assets and liabilities, such as prepayable mortgage-related instruments.

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

Measurement of Market Risk

We monitor and manage our market risk on a daily basis through a variety of measures. Our Board oversees our risk management policy through four primary risk measures that assist us in monitoring and managing our market risk exposures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. These policy measures are described below. We manage our market risk using the policy limits set for each of these measures.

    Effective Duration/Effective Duration of Equity

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

Our advances result in reduced interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance we generally enter contemporaneously into interest-rate swaps that hedge any optionality that may be embedded in each advance. Our short-term investments have short terms to maturity and low durations, which cause their market values to have reduced sensitivity to changes in market conditions.

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. As of December 31, 2008, due to our significantly decreased market value of equity, we were out of compliance with our primary risk measures. The following table summarizes our primary risk measures as of December 31, 2009 and 2008.

	As of December 31,		Risk Measure
Primary Risk Measures	2009	2008	Limit
Effective duration of equity	0.28	23.59	+/-5.00
Effective convexity of equity	0.77	(6.18)	+/-4.00 - +/-5.00 *
Effective key-rate-duration-of-equity mismatch	1.80	16.09	+/-3.50
Market value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(0.57)%	(27.24)%	+/-4.50%
Market value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	0.37%	20.92%	+/-4.50%

*	The risk measure limit for the effective convexity of equity was +/-5.00 as of 12/31/09 and +/-4.00 as of 12/31/08 ..

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of December 31, 2009, the reduction in the effective duration of equity from that of December 31, 2008, primarily resulted from a decrease in duration contributions of our mortgage-related assets and advances (net of derivatives hedging our advances), offset by a decrease in duration contributions of our consolidated obligation bonds (net of derivatives hedging consolidated obligations). The net effect of the changes in the asset and liability portfolios resulted in a very small duration of equity as of December 31, 2009.

    The increase in the effective convexity of equity as of December 31, 2009 from December 31, 2008 was primarily caused by the reduced negative convexity of our mortgage-related assets, partially offset by a smaller decrease in positive convexity from our advances (including the derivatives hedging the advances) and consolidated obligations (including derivatives hedging consolidated obligations).

Effective key-rate-duration-of-equity mismatch decreased as of December 31, 2009 from December 31, 2008, primarily due to the changes described above for our duration-related measures. The mismatch as of December 31, 2008 was exacerbated by our high market value leverage ratio (i.e., total assets divided by the market value of equity). Market value of equity has since improved substantially during 2009, substantially decreasing the mismatch as of December 31, 2009.

Our estimates of our market-value-of-equity sensitivity changes resulting from 100-basis point changes in interest rates improved as of December 31, 2009 from December 31, 2008 as a result of the reduced duration and the improvement in the base market value of our equity.

In the first quarter of 2009, we completed our replacement of the adjusted risk measures used in the third and fourth quarters of 2008 with a more sophisticated disaggregation of our operations to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans. Commencing in mid-January 2009, for market-risk management purposes, we began reporting on a market value basis (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets, along with any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This process allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the basis and mortgage book risk measures, just as they previously applied to our adjusted risk measures in the third and fourth quarters of 2008. We were in compliance with these risk management policy limits as of and for the year ended December 31, 2009.  The following tables summarize our basis and mortgage book risk measures and their respective limits as of December 31, 2009 and our adjusted risk measures as of December 31, 2008.

Basis and Mortgage Book Risk Measures and Limits	As of December 31, 2009	Risk Measure Limit
Effective duration of equity	0.45	+/-5.00
Effective convexity of equity	(0.40)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.26	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(0.87)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	0.11%	+/-4.50%

Adjusted Risk Measures and Limits	As of December 31, 2008	Risk Measure Limit
Effective duration of equity	10.56	+/-5.00
Effective convexity of equity	(9.34)	+/-4.00
Effective key-rate-duration-of-equity mismatch	4.75	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(15.75)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	6.41%	+/-4.50%

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

The total notional amount of interest-rate exchange agreements outstanding was $39.4 billion and $30.6 billion as of December 31, 2009 and 2008. We report our derivatives in the Statements of Condition at their estimated fair value. As of December 31, 2009 and 2008, we held derivative assets of $3.6 million and $32.0 million, as well as derivative liabilities of $300.0 million and $235.4 million.  See “—Financial Condition as od December 31, 2009 and 2008—Derivative Assets and Liabilities” for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle:

In our opinion, the accompanying statements of condition and the related statements of operations, of changes in capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Pricewaterhouse Coopers, LLP

Seattle, Washington
March 19, 2010

FEDERAL HOME LOAN BANK OF SEATTLE

STATEMENTS OF CONDITION

	As of	As of
	December 31, 2009	December 31, 2008
(in thousands, except par value)
Assets
Cash and due from banks (Note 3)	$731,430	$1,395
Deposits with other FHLBanks	32
Securities purchased under agreements to resell (Note 4)	3,500,000	3,900,000
Federal funds sold	10,051,000	2,320,300
Available-for-sale securities (Note 5)	976,870
Held-to-maturity securities* (Note 6)	9,288,906	9,784,891
Advances (Note 8)	22,257,026	36,943,851
Mortgage loans held for portfolio	4,106,821	5,087,323
Less: allowance for credit losses on mortgage loans	626
Mortgage loans held for portfolio, net (Note 9)	4,106,195	5,087,323
Accrued interest receivable	123,586	241,124
Premises, software, and equipment, net	14,836	14,228
Derivative assets (Note 10)	3,649	31,984
Other assets	40,953	36,594
Total Assets	$51,094,483	$58,361,690
Liabilities
Deposits (Note 11):
Interest-bearing	$339,800	$582,258
Total deposits	339,800	582,258
Consolidated obligations, net (Note 13):
Discount notes	18,501,642	15,878,281
Bonds	29,762,229	38,590,399
Total consolidated obligations, net	48,263,871	54,468,680
Mandatorily redeemable capital stock (Note 16)	946,527	917,876
Accrued interest payable	207,842	337,303
Affordable Housing Program (AHP) payable (Note 14)	8,628	16,210
Derivative liabilities (Note 10)	300,030	235,417
Other liabilities	34,037	37,621
Total liabilities	50,100,735	56,595,365
Commitments and contingencies (Note 20)
Capital (Note 16)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 17,171 and 17,302 shares as of December 31, 2009 and 2008	1,717,149	1,730,287
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,325 and 1,179 shares as of December 31, 2009 and 2008	132,518	117,853
Total capital stock	1,849,667	1,848,140
Retained earnings (accumulated deficit)	52,897	(78,876)
Accumulated other comprehensive loss:
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities (Note 7)	(696,426)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 7)	(209,292)
Pension benefits (Note 17)	(3,098)	(2,939)
Total accumulated other comprehensive loss	(908,816)	(2,939)
Total capital	993,748	1,766,325
Total Liabilities and Capital	$51,094,483	$58,361,690

*	Fair values of held-to-maturity securities were $8,884,890 and $7,857,197 as of December 31, 2009 and 2008.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
(in thousands)
Interest Income
Advances	$413,012	$1,294,570	$1,740,442
Prepayment fees on advances, net	8,437	22,001	2,595
Interest-bearing deposits	217	5
Securities purchased under agreements to resell	7,621	18,612	13,236
Federal funds sold	8,197	195,014	336,022
Available-for-sale securities	574	1
Held-to-maturity securities	205,357	452,673	613,397
Mortgage loans held for portfolio	234,856	263,475	300,441
Loans to other FHLBanks		38	19
Total interest income	878,271	2,246,389	3,006,152
Interest Expense
Consolidated obligations - discount notes	67,891	501,419	308,781
Consolidated obligations - bonds	594,238	1,541,307	2,478,066
Deposits	921	21,136	47,610
Securities sold under agreements to repurchase		3,314	22
Mandatorily redeemable capital stock and other borrowings	1	624	635
Total interest expense	663,051	2,067,800	2,835,114
Net Interest Income	215,220	178,589	171,038
Provision for credit losses	626
Net Interest Income after Provision for Credit Losses	214,594	178,589	171,038
Other (Loss) Income
Total other-than-temporary impairment (OTTI) losses (Note 7)	(1,349,825)	(304,243)
Portion of OTTI losses recognized in other comprehensive loss	1,038,643
Net OTTI loss recognized in income	(311,182)	(304,243)
Net realized gain (loss) from sale of held-to-maturity securities	1,370	1,374	(5,705)
Net (loss) gain on derivatives and hedging activities	(10,502)	4,225	(2,319)
Net realized loss on early extinguishment of consolidated obligations	(5,584)	(21,714)	(22,498)
Service fees	2,714	1,873	1,676
Other, net	3	(57)	357
Total other (loss) income	(323,181)	(318,542)	(28,489)
Other Expense
Operating:
Compensation and benefits	28,666	25,577	22,786
Other operating	19,828	18,831	19,049
Finance Agency/Finance Board	2,069	2,003	1,736
Office of Finance	1,930	2,024	1,678
Provision for derivative counterparty credit loss		10,430
Other, net	529	546	1,043
Total other expense	53,022	59,411	46,292
(Loss) Income Before Assessments	(161,609)	(199,364)	96,257
Assessments
AHP			7,916
REFCORP	33		17,668
Total assessments	33		25,584
Net (Loss) Income	$(161,642)	$(199,364)	$70,673

    The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE

STATEMENTS OF CAPITAL

	Class A Capital Stock*			Class B Capital Stock*		Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
For the Years Ended December 31, 2009, 2008 and 2007	Shares		Par Value	Shares	Par Value	Deficit)	(Loss) Income	Capital
(amounts and shares in thousands)
Balance, December 31, 2006		$		21,410	$2,140,997	$92,397	$(2,090)	$2,231,304
Proceeds from sale of capital stock	3,192		319,215	132	13,267			332,482
Repurchase/redemption of capital stock	(318)		(31,766)					(31,766)
Net shares reclassified to mandatorily redeemable capital stock				(131)	(13,123)			(13,123)
Comprehensive income:
Net income						70,673		70,673
Pension benefits (Note 17)							670	670
Total comprehensive income								71,343
Cash dividends on capital stock						(14,347)		(14,347)
Balance, December 31, 2007	2,874		$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	6,102		610,179	4,032	403,201			1,013,380
Repurchase/redemption of capital stock	(6,159)		(615,899)					(615,899)
Net shares reclassified to mandatorily redeemable capital stock	(1,638)		(163,876)	(8,141)	(814,055)			(977,931)
Comprehensive loss:
Net loss						(199,364)		(199,364)
Pension benefits							(1,519)	(1,519)
Total comprehensive loss								(200,883)
Cash dividends on capital stock						(28,235)		(28,235)
Balance, December 31, 2008	1,179		$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Proceeds from sale of capital stock	195		19,535	113	11,312			30,847
Net shares reclassified to mandatorily redeemable capital stock	(49)		(4,870)	(244)	(24,450)			(29,320)
Comprehensive income (loss):
Net loss						(161,642)		(161,642)
Non-credit portion of other-than-temporary impairment (OTTI) loss on available-for-sale securities:
Non-credit portion of OTTI losses on available-for-sale securities, including non-credit OTTI losses transferred from held-to-maturity securities							(960,321)	(960,321)
Net unrealized gain on available-for-sale securities							232,469	232,469
Reclassification adjustment of non-credit portion of OTTI losses included in net loss relating to available-for-sale securities							31,426	31,426
Total non-credit portion of OTTI loss on available-for-sale securities							(696,426)
Non-credit portion of OTTI losses on held-to-maturity securities:
Cumulative effect of adjustment relating to amended OTTI guidance (Notes 1)						293,415	(293,415)
Net non-credit portion of OTTI losses on held-to-maturity securities							(1,269,210)	(1,269,210)
Reclassification adjustment of non-credit portion of OTTI losses included in net loss relating to held-to-maturity securities							199,141	199,141
Accretion of non-credit portion of OTTI losses on held-to-maturity securities							193,871	193,871
Reclassification of non-credit portion of OTTI losses from held-to-maturity to available-for-sale securities							960,321	960,321
Total non-credit portion of OTTI loss on held-to-maturity securities							(209,292)
Pension benefits							(159)	(159)
Total comprehensive loss								(774,104)
Balance, December 31, 2009	1,325		$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748

*	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2009	2008	2007
(in thousands)
Operating Activities
Net (loss) income	$(161,642)	$(199,364)	$70,673
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	(140,245)	(32,406)	94,098
Net other-than-temporary impairment loss	311,182	304,243
Change in net fair value adjustment on derivative and hedging activities	(4,118)	365,544	325
Loss on extinguishment of consolidated obligations	5,584	21,714	22,498
(Gain) loss on sale of held-to-maturity securities	(1,370)	(1,374)	5,705
Provision for credit losses and other	641	83	147
Net change in:
Accrued interest receivable	117,538	71,277	10,937
Other assets	483	99	852
Accrued interest payable	(129,461)	(186,133)	(44,313)
Other liabilities	(10,637)	(29,309)	4,233
Total adjustments	149,597	513,738	94,482
Net cash (used in) provided by operating activities	(12,045)	314,374	165,155
Investing Activities
Net change in:
Interest-bearing deposits	22,006	(81,422)
Deposits with other FHLBanks	(32)
Securities purchased under agreements to resell	400,000	(3,900,000)
Federal funds sold	(7,730,700)	(769,300)	1,281,000
Premises, software and equipment	(4,212)	(4,491)	(2,294)
Available-for-sale securities:
Proceeds from long-term	32,947	1,940
Purchases of long-term		(1,940)
Held-to-maturity securities:
Net (decrease) increase in short-term	(1,653,000)	(1,248,361)	2,165,000
Proceeds from maturities of long-term	2,179,830	3,082,226	2,973,110
Proceeds from sale of long-term	23,179	502,093	1,944,295
Purchases of long-term	(1,990,244)	(1,426,047)	(2,225,219)
Advances:
Proceeds	57,159,433	155,910,709	81,038,685
Made	(42,740,537)	(146,849,470)	(98,406,532)
Mortgage loans held for portfolio:
Principal collected	975,237	563,992	693,697
Net cash provided by (used in) investing activities	6,673,907	5,779,929	(10,538,258)

FEDERAL HOME LOAN BANK OF SEATTLE

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2009		2008	2007
(in thousands)
Financing Activities
Net change in:
Deposits		$(234,177)	$(415,489)		$(6,214)
Net proceeds from issuance of consolidated obligations:
Discount notes		996,786,930	1,132,223,046		507,328,323
Bonds		26,892,145	26,013,440		36,788,026
Bonds transferred from other FHLBanks					93,444
Payments for maturing and retiring consolidated obligations:
Discount notes		(994,035,561)	(1,131,309,414)		(493,915,935)
Bonds		(35,371,342)	(32,545,304)		(39,965,355)
Bonds transferred to other FHLBanks			(287,230)		(235,642)
Proceeds from issuance of capital stock		30,847	1,013,380		332,482
Payments for redemption of mandatorily redeemable capital stock		(669)
Payments for interest on mandatorily redeemable capital stock			(142,400)		165
Payments for repurchase/redemption of capital stock			(615,899)		(31,766)
Cash dividends paid			(28,235)		(14,347)
Net cash (used in) provided by financing activities		(5,931,827)	(6,094,105)		10,373,181
Net increase in cash and cash equivalents		730,035	198		78
Cash and cash equivalents at beginning of the period		1,395	1,197		1,119
Cash and cash equivalents at end of the period		$731,430	$1,395		$1,197

Supplemental Disclosures
Interest paid		$792,512	$2,253,934		$2,879,262
AHP payments, net		$7,582	$6,815		$7,650
REFCORP assessments paid	$		$24,363		$14,555
Transfers from mortgage loans to real estate owned		$2,523	$364		$737
Non-cash transfers of OTTI held-to-maturity securities to available-for-sale securities		$778,893		$

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

The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. All members must purchase stock in the Seattle Bank. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock to support business transactions still carried on our Statement of Condition. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member. All holders of our capital stock may receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). Any building and loan association, savings and loan association, homestead association, insurance company, savings bank, CDFI, or federally insured depository institution engaged in residential housing finance and located in the Seattle Bank’s district is eligible to apply for membership. State and local housing authorities (housing associates) that meet certain statutory or regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and, as such, are not allowed to hold capital stock.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks’ Office of Finance (Office of Finance) through July 29, 2008. The Housing and Economic Recovery Act of 2008 (the Housing Act) established the Federal Housing Finance Agency (Finance Agency), as the new independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008. The Finance Board was merged into the Finance Agency on October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency (sometimes referred to as the Director), any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency’s principal purpose as it relates to the FHLBanks is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that: (1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (2) each FHLBank complies with the rules, regulations, guidelines, and orders issued under the Federal Housing Enterprises Financial Safety and Soundness Act (Safety and Soundness Act) and the FHLBank Act; (3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Safety and Soundness Act and the FHLBank Act; and (4) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest.

The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.

The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the FHLBanks’ debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members, to invest in federal funds, repurchase agreements, and mortgage-related assets, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of other-than-temporary impairments of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premium and accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as collateralized financings.

Investment Securities

We classify investment securities as available for sale (AFS) or held to maturity (HTM) at the date of acquisition. Purchases and sales of securities are recorded on a trade-date basis.

We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our Statements of Condition and carry them at cost, adjusted for periodic principal payments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using a level-yield methodology.

Changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. On December 31, 2009 and September 30, 2009, we transferred certain of our OTTI private-label mortgage-backed securities (PLMBS) from HTM to AFS based on evidence of a decline in the issuers’ creditworthiness (see Note 5).

In addition, for the purpose of the classification of securities, sales of securities occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the years ended December 31, 2009, 2008, and 2007, we realized $1.4 million and $1.4 million of gains and $5.7 million of losses on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale. In 2008, we sold our remaining $500.0 million investment in consolidated obligations of other FHLBanks.

We classify certain investments as AFS and carry them at fair value.

Except as discussed below with respect to amortization of OTTI non-credit losses, we amortize purchase premiums and accrete purchase discounts on mortgage-backed securities (MBS) using the retrospective level-yield method (the retrospective method) over the estimated cash flows of the securities. The retrospective method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on our other investments using a level-yield methodology to the contractual maturity of the securities.

We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other (loss) income.

    Investment Securities – Other-than-Temporary Impairment

We evaluate our AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred on an impaired security under any of the following circumstances:

·	We intend to sell the debt security;

·	If, based on available evidence, we believe that it is more likely than not that we will be required to sell the debt security before the recovery of its amortized cost basis; or

·	We do not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither of the first two conditions is met, we perform cash flow analyses to determine if the third condition above exists.

In instances in which we determine that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into (a) the amount of the total impairment related to the credit loss (i.e., the credit component) and (b) the amount of the total impairment related to all other factors (i.e., the non-credit component). The amount of the total impairment related to credit loss is recognized in earnings.

If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in accumulated other comprehensive loss prior to the determination of OTTI and its fair value. Credit losses related to previously OTTI securities where the carrying value is less than the fair value are reclassified out of accumulated other comprehensive loss and charged to earnings.

The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. For debt securities classified as HTM, the OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). We do not accrete the OTTI recognized in accumulated other comprehensive loss for AFS debt securities, because the subsequent measurement basis for these securities is fair value. We update our estimated cash flows for previously OTTI HTM and AFS securities on a regular basis, and if significant, favorable changes were to occur, we adjust yields prospectively, as a change in estimate.

Prior to adoption of current GAAP on investment securities, in all cases, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the statement of condition date. Losses were considered other than temporary if it was probable that we would not receive all of an investment’s contractual principal and interest. As part of this analysis, we assessed our intent and ability to hold our HTM securities until recovery of any unrealized losses. We early adopted the current GAAP effective January 1, 2009 and recognized the effects of adoption as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment, as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

Advances

We report advances to members or housing associates net of unearned commitment fees, discounts and premiums, including discounts on advances related tothe AHP, and hedging adjustments, as discussed below. We amortize the premiums and accrete the discounts on advances to interest income using a level-yield methodology to contractual maturity of the advance. We record interest on advances to income as earned.

Following the requirements of the FHLBank Act, we obtain sufficient collateral on advances to protect us from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with us, and other eligible real estate-related assets. As Note 8 more fully describes, community financial institutions, which for the purposes of advances were redefined by the Housing Act to include community development activities, are eligible to pledge expanded statutory collateral. We evaluate the creditworthiness of our members and housing associates on an ongoing basis and classify as impaired any advance for which we believe it is probable that all principal and interest due will not be collected according to its contractual terms. We have not incurred a credit loss on an advance, and no advances have been classified as impaired for the years ended December 31, 2009 and 2008. As a result, the accrual of interest has not been discontinued on any advance. Based upon our analysis of the credit standing of our members and the collateral held as security for our advances, we believe that an allowance for credit losses on our advances is unnecessary as of December 31, 2009.

Commitment Fees

 We defer commitment fees for advances and begin amortizing them to interest income at the time an advance is issued, using a straight-line methodology over the term of the advance. Our straight-line amortization of commitment fees does not result in an amount that is materially different from the amount that would have been recognized using a level-yield methodology. If an advance is not originated under the commitment, the fee is recognized in other income when the commitment expires. We record commitment fees for standby letters of credit as a deferred credit in other liabilities when we receive the fees and accrete them using a straight-line methodology over the term of the standby letter of credit. Based upon past experience, we believe that the likelihood that standby letters of credit will be drawn upon is remote.

Prepayment Fees

We charge prepayment fees when a borrower prepays certain advances before the original maturity. We generally record prepayment fees net of fair value hedging basis adjustments as “prepayment fees on advances, net” in the interest income section of the Statements of Operations. In cases in which we fund a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance by the same member, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it represents a new advance. If the new advance qualifies as a modification of the existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. This amortization is recorded in advance interest income.

For prepaid advances that are components of effective hedging relationships, we terminate the hedging relationships upon prepayment and record the associated basis adjustments, adjusted for the prepayment fees, in interest income. If we fund a new advance to a member concurrent with or within a short period of time before or after the prepayment of a previous advance to that member, we evaluate whether the new advance qualifies as a modification of the original hedged advance. If the new advance qualifies as a modification of the original hedged advance, the cumulative hedge adjustments and the prepayment fees on the original advance are included in the carrying amount of the modified advance and are amortized into interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other (loss) income. However, if we determine that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the net fees are recorded as “prepayment fees on advances, net” in the interest income section of the Statements of Operations.

Mortgage Loans Held for Portfolio, Net

We historically purchased mortgage loans created or acquired by members as a service to our members through the MPP. In 2005, we announced that we were exiting the MPP and have not purchased any mortgage loans since 2006.

Under the MPP, we invested in government-guaranteed/insured mortgage loans, i.e., mortgage loans insured or guaranteed by the Federal Housing Administration (FHA), and conventional residential mortgage loans purchased directly from our participating members. We have managed the liquidity and interest-rate risk (including prepayment risk) and optionality of the mortgage loans, while our participating members have either retained or released the servicing activities to third parties. We and our participating members share the credit risk on the conventional mortgage loans. The participating members have assumed credit losses up to contractually specified credit-enhancement obligation amounts.

Accounting for Mortgage Loans Held in Portfolio

We classify mortgage loans as held for portfolio and, accordingly, report them at their principal amount outstanding, net of unamortized premiums and unaccreted discounts, and basis adjustments on mortgage loans initially classified as mortgage loan commitments. We have the intent and ability to hold these mortgage loans to maturity.

We defer and amortize premiums and accrete discounts paid to and received from our participating members and basis adjustments as interest income, using the retrospective method. We aggregate the mortgage loans by similar characteristics (i.e., type, maturity, coupon rate, and acquisition date) in determining prepayment estimates for the retrospective method of amortization.

We place a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due, unless the mortgage loan is well-secured and in the process of collection. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. As of December 31, 2009, we have 27 conventional mortgage loans totaling $5.4 million on nonaccrual status. An FHA mortgage loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the mortgage loan and the contractual obligation of the mortgage loan servicer to absorb a portion of credit loss. We perform periodic reviews of our mortgage loan portfolio to identify inherent losses at the statement of condition date and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations, such as past performance, current performance, loan portfolio characteristics, other collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses may consist of: (1) reviewing specifically identified loans; (2) reviewing homogeneous pools of residential mortgage loans; and/or (3) estimating credit losses in the remaining portfolio. The estimation of credit losses in the remaining mortgage loan portfolio involves assessing the effect of current economic trends and other factors on the allowance for loan losses and assessing a factor for the margin for imprecision, if necessary. Any actual loss that may occur may be more or less than the estimated loss for a specific mortgage loan. Primary mortgage insurance (PMI) and any credit enhancement are factored into the allowance for loan loss determination, provided collection is determined to be probable.

As a result of this analysis, we have determined that the credit enhancement provided by our members was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio. Our Statements of Condition reflect an allowance for loan losses of $626,000 as of December 31, 2009 and no allowance for loan losses as of December 31, 2008.

MPP Credit Enhancement

To cover the expected losses on conventional mortgage loans originated or acquired by a participating member, we established a lender risk account (LRA) in an amount sufficient to cover expected losses on the pool of mortgages. The LRA funds are used to offset any losses that may occur. Each lender risk account was funded either up front as a portion of the purchase proceeds or by a modification to the yield on the mortgage loans purchased such that a portion of the member’s monthly payment is designated for the LRA. After five years, funds in excess of required LRA balances are distributed to the member in accordance with a step-down schedule that is stipulated in each master commitment contract. No LRA balance is required after 11 years. The LRA balances are recorded in other liabilities and totaled $16.3 million and $19.1 million as of December 31, 2009 and 2008.

    In addition to the expected losses covered by the LRA, until April 25, 2008, the Seattle Bank maintained supplemental mortgage insurance as an enhancement to cover losses over and above losses covered by the LRA. This coverage served to further limit our exposure to losses. On April 8, 2008, Standard & Poor’s (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our supplemental mortgage insurance provider, from “AA-” to “A” with a negative outlook. On April 25, 2008, we exercised our contractual right and cancelled our supplemental mortgage insurance policies. The Finance Agency has determined that the Seattle Bank is required to credit enhance its MPP mortgage loans to “AA-“ and we are currently considering options to do so.

Premises, Software, and Equipment

We record premises, software, and equipment at cost, less accumulated depreciation and amortization. Our accumulated depreciation and amortization related to premises, software, and equipment was $13.7 million and $13.0 million as of December 31, 2009 and 2008. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets, ranging from three to 10 years. We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We amortize major software and equipment maintenance over the maintenance period. We capitalize improvements but expense ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software, and equipment was $2.9 million, $2.6 million, and $2.8 million, for the years ended December 31, 2009, 2008, and 2007. We include gains and losses on the disposal of premises, software, and equipment in other (loss) income. The net realized gain (loss) on disposal of premises, software, and equipment was $2,000, $(132,000), and $(147,000) for the years ended December 31, 2009, 2008, and 2007.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2009 and 2008, we had $12.0 million and $10.2 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $1.5 million, $991,000, and $848,000 for the years ended December 31, 2009, 2008, and 2007.

Derivatives

All derivatives are recognized on the Statements of Condition at their fair values. We have elected to report derivative assets and liabilities on the Statements of Condition net of cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:

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

    An economic hedge is a derivative, used to hedge specific or non-specific underlying assets, liabilities, or firm commitments, that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other (loss) income as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such standalone derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the Statements of Cash Flows.

We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts of the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect our operating results. These amounts are recorded in other (loss) income as “net gain (loss) on derivatives and hedging activities.” We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2009, 2008, and 2007.

The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedging instruments are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. The differentials between interest receivables and payables on derivatives on economic and intermediary hedges are recognized in other (loss) income as “net gain (loss) on derivatives and hedging activities.”

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including floating to fixed convertible advances and step-up or range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria, including but not limited to formal documentation of the hedging relationship and an expectation of being highly effective, they are eligible for hedge accounting, and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires us to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long haul” method of hedge accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting, in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative.

We typically execute derivatives at the same time as the hedged advances or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We define market settlement conventions for advances to be five business days or less and for consolidated obligations to be 30 calendar days or less, using a next-business-day convention. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the conditions for applying the shortcut method of hedge accounting provided all the other conditions for applying the shortcut method of hedge accounting are also met.

We record derivatives on the trade date and the associated hedged item on the settlement date. Hedge accounting begins on the trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the changes in the fair value of the hedged item. On the settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.

We discontinue hedge accounting prospectively when: (1) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining term to maturity (or next put date, if applicable) of the hedged item using a level-yield methodology. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Concessions on Consolidated Obligations

Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued we assume. Concessions paid on consolidated obligations bonds are deferred and amortized, using a level-yield methodology, over the terms to maturity of the consolidated obligation bonds. We amortize the concessions on consolidated obligation discount notes using the straight-line method over the term of the related notes due to their short-term nature. Our amortization of concessions on discount notes does not result in an amount that is materially different from a level-yield methodology. Unamortized concessions were $13.1 million and $10.9 million as of December 31, 2009 and 2008 and are included in “other assets” on the Statements of Condition. Amortization of concessions is included in consolidated obligation interest expense and totaled $7.1 million, $7.5 million, and $5.4 million, for the years ended December 31, 2009, 2008, and 2007.

Discounts and Premiums on Consolidated Obligations

 We accrete the discounts on consolidated obligation discount notes to interest expense using the straight-line method over the term of the related notes due to their short-term nature. Our accretion of discounts on consolidated obligation discount notes does not result in an amount that is materially different than a level-yield methodology. We accrete the discounts and amortize the premiums on consolidated obligation bonds to interest expense using a level-yield methodology over the terms to maturity.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability when: (1) a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, (2) we determine the penalty the member would incur for rescinding the redemption request to be substantive because the member’s shares then meet the definition of a mandatorily redeemable financial instrument; or (3) the statutory redemption date on a redemption request passes without our redeeming the capital stock. When the penalty (which is based on dividends paid) for rescinding a redemption request is not substantive, we do not reclassify the stock related to a redemption request from equity to a mandatory redeemable liability. However, when circumstances change (e.g., a dividend is paid), we re-evaluate the rescission penalty and, if necessary, make the appropriate reclassification. If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to capital.

Reclassifications are recorded at fair value. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reflected as interest expense in the Statements of Operations. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow on the Statements of Cash Flows.

Finance Agency/Finance Board Expenses

The FHLBanks funded the costs of operating the Finance Board and fund a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to us based on our percentage of total combined FHLBank regulatory capital plus retained earnings through July 29, 2008. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks is allocated to us based on the pro rata share of the annual assessments (which are based on the ratio of our minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank). We pay an amount equal to one-half of our annual assessment twice each year.

Office of Finance Expenses

We are assessed for a portion of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP. We charge the required funding for the AHP to earnings and establish a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We generally make AHP subsidies available to our members directly. We may also issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the interest-rate on comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 14 for more information.

Resolution Funding Corporation (REFCORP)

Although exempt from ordinary federal, state, and local taxation except for local real estate tax, we are required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 15 for more information.

Estimated Fair Values

For most of our financial instruments, we employ observable market inputs to model prices and generate estimated fair values. For investment securities, we use pricing services to the extent possible. However, some of our investment securities lack an available trading market characterized as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For those instruments, we use pricing services and/or internal models employing significant estimates and present value calculations when determining estimated fair values. Note 18 details the estimated fair values of our financial instruments.

Cash Flows

In the Statement of Cash Flows, we consider non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents, but instead are treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2009 and 2008 presentations. The net change in short-term held-to-maturity securities has been separated from changes in long-term held-to-maturity securities on the Statements of Cash Flows for the year ended December 31, 2007.

Note 2—Recently Issued and Adopted Accounting Standards and Interpretations

Recently Adopted Accounting Standards and Interpretations

Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value

In August 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurement of liabilities. The amended guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of an identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; and/or (2) another valuation technique that is consistent with the fair value measurement principles under GAAP, such as the income approach, a present value measurement technique, or a market approach. The fair value determined under these valuation techniques should reflect the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our adoption of this guidance on October 1, 2009 did not have a material effect on our financial condition, results of operations, or cash flows.

Codification of Accounting Standards

In June 2009, the FASB established the Accounting Standards CodificationTM (Codification or FASB ASC) as the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which remain authoritative for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue accounting standards updates (ASUs) which are not authoritative in their own right. New ASUs will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. The Codification is effective for interim and annual periods ended after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, our adoption of the Codification effective September 30, 2009 had no impact on our financial condition, results of operations, or cash flows.

Disclosure and Accounting for Subsequent Events

In May 2009, the FASB issued guidance establishing general standards of accounting and disclosure for events that occur after the statement of condition date but before financial statements are issued or available to be issued. The guidance sets forth the period after the statement of condition date during which management should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements and also addresses the circumstances under which an entity should recognize events or transactions occurring after the statement of condition date and the disclosures that an entity should make. Our adoption of this guidance effective June 30, 2009 increased our financial disclosures, but had no effect on our financial condition, results of operations, or cash flows.

In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.

Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions that Are Not Orderly

In April 2009, the FASB issued guidance providing additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. Our adoption of this guidance for the quarter ended March 31, 2009 had no material impact on our financial condition, results of operations, or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance requiring disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate fair value, in interim as well as annual financial statements. We adopted this guidance for the quarter ended March 31, 2009 with no effect on our financial condition, results of operations, cash flows, or existing interim disclosures.

Recognition and Presentation of Other-than-Temporary Impairments

In April 2009, the FASB issued guidance amending GAAP for debt securities regarding OTTI. The guidance clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities in the financial statements. In addition, the guidance expands and increases the frequency of existing disclosures about OTTI and requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a rollforward of credit losses each period.

We early adopted this guidance as of January 1, 2009 and recognized the effects of application as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment, as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

Enhanced Disclosures about Derivative Instruments and Hedging Activities

In March 2009, the FASB issued guidance intended to enhance disclosures on the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. Our adoption of this guidance as of January 1, 2009 resulted in additional financial statement disclosures (see Note 10), but did not impact our financial condition, results of operations, or cash flows.

Fair Value Measurement of Non-Financial Assets and Liabilities

In February 2008, the FASB issued guidance delaying the effective date, by one year, for the application of fair value measurement guidance on non-financial assets and liabilities, except for items that are recognized or disclosed in the financial statements on a recurring basis. Application of the guidance as of January 1, 2009 to our non-financial assets and liabilities, which consisted primarily of real estate owned, did not have a significant effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards and Interpretations Not Yet Effective

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued amended guidance for the fair value measurements and disclosures requiring a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, this guidance requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Seattle Bank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Seattle Bank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide amended disclosures for any previous periods presented for comparative purposes. Our adoption of this amended guidance will result in increased annual and interim financial statement disclosures but will not affect our financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. Under the new guidance, an entity must consolidate a VIE if it determines it is the primary beneficiary of that VIE. An entity qualitatively assesses whether it is the primary beneficiary of a VIE based on whether it (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses or receive benefits from the VIE that could be significant to the VIE. This guidance also requires that an entity continually evaluate whether it is the primary beneficiary of a VIE. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. Our investments in VIEs may include, but are not limited to, senior interests in PLMBS. We are currently evaluating the effects of this new guidance, which is effective as of the beginning of the first reporting period beginning after November 15, 2009 (January 1, 2010 for the Seattle Bank). Our evaluation includes reconsideration of our consolidation conclusions with respect to VIEs, particularly our investments in PLMBS where subordinate tranches have been adversely affected by credit losses. However, based on our preliminary analysis as of December 31, 2009, we do not expect adoption of this guidance as of January 1, 2010 to significantly impact our financial condition, results of operations, or cash flows.

   Accounting for Transfers of Financial Assets

In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, introduces the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred, changes the requirements for derecognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of the first reporting period beginning after November 15, 2009 (January 1, 2010 for the Seattle Bank). Our adoption of this guidance as of January 1, 2010 did not impact our financial condition, results of operations, or cash flows.

Note 3—Cash and Due from Banks

We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $205,000 and $340,000 for the years ended December 31, 2009 and 2008. In addition, we maintained average required balances with the Federal Reserve Bank of San Francisco of $1.0 million for each of the years ended December 31, 2009 and 2008. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Note 4—Securities Purchased Under Agreements to Resell

We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets in the Statement of Condition. Our third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (i) remit to us an equivalent amount of cash or (ii) place an equivalent amount of additional securities with our safekeeping agent, or the dollar value of the resale agreement will be decreased accordingly. As of December 31, 2009 and 2008, we held $3.5 billion and $3.9 billion of securities purchased under agreements to resell.

Note 5—Available-for-Sale Securities

On December 31, 2009 and September 30, 2009, we transferred certain of our PLMBS with an unpaid principal balance of $573.6 million and $1.4 billion and a fair value of $290.6 million and $664.7 million from its HTM portfolio to its AFS portfolio. The transferred PLMBS had OTTI credit losses for the three months ended December 31, 2009 and September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the securities’ creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $351.2 million and $890.8 million as of December 31, 2009 and September 30, 2009. Upon transfer, the carrying value of these securities was increased by $68.2 million and $108.2 million to reflect the securities at fair value (and recorded in accumulated other comprehensive loss)

Major Security Types

The following table summarizes our AFS securities as of December 31, 2009.

	As of December 31, 2009
Available-for-Sale Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Estimated Fair Value
(in thousands)
Residential Mortgage-Backed Securities
Private-label	$1,673,296	$(928,895)	$232,469	$976,870
Total	$1,673,296	$(928,895)	$232,469	$976,870

(1)	The amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and previous OTTI recognized in earnings.

The amortized cost of our PLMBS classified as AFS includes net purchase discounts of $14,000, credit losses of $312.8 million, and OTTI-related accretion adjustments of $1.9 million as of December 31, 2009.

As of December 31, 2009, we held $454.5 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. These securities were transferred from our HTM portfolio on December 31, 2009 and September 30, 2009. See Note 19 for additional information concerning these related parties.

The following table presents a reconciliation of the accumulated other comprehensive loss related to AFS securities as of December 31, 2009.

As of
Accumulated Other Comprehensive Loss Related to AFS Securities	December 31, 2009
(in thousands)
OTTI loss recognized in accumulated other comprehensive loss	$928,895
Subsequent unrealized changes in fair value	(232,469)
Accumulated other comprehensive loss related to AFS securities	$696,426

Unrealized Losses on Available-for-Sale Securities

The following table summarizes our AFS securities with unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009. The unrealized losses include other-than-temporary impairments recognized in other comprehensive loss and gross unrecognized holding gains and losses, as applicable.

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Residential Mortgage-Backed Securities
OTTI private-label	$	$	$976,870	$(696,426)	$976,870	$(696,426)
Total	$	$	$976,870	$(696,426)	$976,870	$(696,426)

Interest Rate Payment Terms

The following table details interest-rate payment terms for the amortized cost of investment securities classified as AFS as of December 31, 2009.

As of
Interest Rate Payment Terms	December 31, 2009
(in thousands)
Amortized Cost of Residential Mortgage-Backed Securities
Collateralized mortgage obligations:
Variable	$1,673,296
Total	$1,673,296

Credit Risk

A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 7.

Note 6—Held-to-Maturity Securities

On December 31, 2009 and September 30, 2009, the Seattle Bank transferred certain PLMBS from its HTM portfolio to its AFS portfolio (see Note 5).

Major Security Types

The following tables summarize our HTM securities as of December 31, 2009 and 2008.

	As of December 31, 2009
Held-to-Maturity Securities	Amortized Cost Basis(1)	OTTI Recognized in Other Comprehensive Loss (2)		Carrying Value(3)	Gross Unrecognized Holding Gains(4)	Gross Unrecognized Holding Losses(4)		Estimated Fair Value
(in thousands)
Certificates of deposit (5)	$2,903,000	$		$2,903,000	$73	$		$2,903,073
Other U.S. agency obligations (6)	51,684			51,684	835		(2)	52,517
Government-sponsored enterprises (7)	593,380			593,380	48,096			641,476
State or local housing agency obligations	4,130			4,130				4,130
Subtotal	3,552,194			3,552,194	49,004		(2)	3,601,196
Residential Mortgage-Backed Securities
Government-sponsored enterprises (7)	3,198,679			3,198,679	35,587		(3,981)	3,230,285
Other U.S. agency obligations(6)	4,229			4,229	91			4,320
Private-label	2,743,096		(209,292)	2,533,804	7,083		(491,798)	2,049,089
Subtotal	5,946,004		(209,292)	5,736,712	42,761		(495,779)	5,283,694
Total	$9,498,198		$(209,292)	$9,288,906	$91,765		$(495,781)	$8,884,890

	As of December 31, 2008
Held-to-Maturity Securities	Amortized Cost Basis (3)	Gross Unrealized Gains(4)	Gross Unrealized Losses (4)	Estimated Fair Value
(in thousands)
Other U.S. agency obligations (6)	$64,164	$876	$(68)	$64,972
Government-sponsored enterprises (7)	875,604	62,480		938,084
State or local housing agency obligations	5,700	1		5,701
Other (8)	1,250,000	1,118		1,251,118
Subtotal	2,195,468	64,475	(68)	2,259,875
Residential Mortgage-Backed Securities
Government-sponsored enterprises (7)	1,997,942	12,855	(24,074)	1,986,723
Other U.S. agency obligations (6)	4,759	10	(19)	4,750
Private-label	5,586,722		(1,980,873)	3,605,849
Subtotal	7,589,423	12,865	(2,004,966)	5,597,322
Total	$9,784,891	$77,340	$(2,005,034)	$7,857,197

(1)
In accordance with the FASB’s new accounting guidance for OTTI, effective January 1, 2009, the amortized cost basis includes unpaid principal balance, unamortized purchase premiums and discounts, and OTTI charges recognized in earnings.

(2)	See Note 16 for a reconciliation of the accumulated other comprehensive loss related to HTM securities as of December 31, 2009.
(3)	Prior to the FASB’s new accounting guidance for OTTI, effective January 1, 2009, amortized cost equaled carrying value.
(4)
Gross unrecognized holding gains (losses) represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.

(5)	Consists of certificates of deposit that meet the definition of a debt security.
(6)	Primarily consists of Government National Mortgage Association (Ginnie Mae) or Small Business Association (SBA) investment pools.
(7)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or Tennessee Valley Authority (TVA).
(8)	Consists of promissory notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

The amortized cost of our MBS investments classified as HTM included purchase discounts of $34.9 million, purchase premiums of $2.2 million, and credit losses and OTTI-related accretion adjustments of $7.2 million as of December 31, 2009.

As of December 31, 2008, the amortized cost of our MBS investments classified as HTM included purchase discounts of $26.2 million, purchase premiums of $3.2 million, and OTTI losses of $302.1 million.As of December 31, 2009, we had $54.5 million par value in securities pledged as collateral to banks and major broker-dealers under bilateral collateral agreements that cannot be sold or repledged.

As of December 31, 2009 and 2008, we held $846.0 million and $938.8 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board.  See Note 19 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008. The gross unrealized losses include other-than-temporary impairments recognized in other comprehensive loss and gross unrecognized holding losses.

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Other U.S. agency obligations (1)	$219	$	$370	$(2)	$589	$(2)
Subtotal	219		370	(2)	589	(2)
Residential Mortgage-Backed Securities
Government-sponsored enterprises (2)	1,053,968	(2,436)	161,728	(1,545)	1,215,696	(3,981)
Other U.S. agency obligations	5				5
Temporarily impaired private-label	48,550	(779)	1,574,190	(490,788)	1,622,740	(491,567)
OTTI private-label			289,781	(209,523)	289,781	(209,523)
Subtotal	1,102,523	(3,215)	2,025,699	(701,856)	3,128,222	(705,071)
Total	$1,102,742	$(3,215)	$2,026,069	$(701,858)	$3,128,811	$(705,073)

	As of December 31, 2008
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
Held-to-Maturity Securities in Unrealized Loss Positions	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(in thousands)
Other U.S. agency obligations (1)	$8,107	$(68)	$	$	$8,107	$(68)
Subtotal	8,107	(68)			8,107	(68)
Residential Mortgage-Backed Securities
Other U.S. agency obligations (1)	4,118	(19)			4,118	(19)
Government-sponsored enterprises (2)	536,268	(15,380)	429,243	(8,694)	965,511	(24,074)
Private-label	1,045,671	(219,697)	2,401,023	(1,761,176)	3,446,694	(1,980,873)
Subtotal	1,586,057	(235,096)	2,830,266	(1,769,870)	4,416,323	(2,004,966)
Total	$1,594,164	$(235,164)	$2,830,266	$(1,769,870)	$4,424,430	$(2,005,034)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of December 31, 2009, 134 of our investment positions had gross unrealized losses totaling $705.1 million, with the total estimated fair value of these positions approximating 86.5% of their carrying value. Of these 134 positions, 118 positions had gross unrealized losses for at least 12 months. As of December 31, 2008, 186 of our investment positions had gross unrealized losses totaling $2.0 billion, with the total estimated fair value of these positions approximating 68.8% of their carrying value. Of these 186 positions, 127 positions had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of HTM securities by contractual maturity as of December 31, 2009 and 2008 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2009			As of December 31, 2008
	Amortized	Carrying	Estimated	Amortized	Estimated
Year of Maturity	Cost Basis	Value	Fair Value	Cost Basis (1)	Fair Value
(in thousands)
Non-Mortgage-Backed Securities
Due in one year or less	$3,110,275	$3,110,275	$3,113,427	$1,524,889	$1,527,528
Due after one year through five years	405,104	405,104	450,565	628,059	689,602
Due after five years through 10 years	13,221	13,221	13,364	4,622	4,636
Due after 10 years	23,594	23,594	23,840	37,898	38,109
Subtotal	3,552,194	3,552,194	3,601,196	2,195,468	2,259,875
Mortgage-Backed Securities	5,946,004	5,736,712	5,283,694	7,589,423	5,597,322
Total	$9,498,198	$9,288,906	$8,884,890	$9,784,891	$7,857,197

(1)	As of December 31, 2008, the amortized cost basis of HTM securities equaled their carrying value.

Interest Rate Payment Terms

The following table details interest-rate payment terms for the amortized cost of investment securities classified as held to maturity as of December 31, 2009 and 2008.

	As of December 31,
Interest Rate Payment Terms	2009	2008
(in thousands)
Amortized Cost of Held-To-Maturity Securities, excluding Mortgage-Backed Securities
Fixed	$3,515,379	$2,153,327
Variable	36,815	42,141
Amortized Cost of Mortgage-Backed Securities
Pass-through securities:
Fixed	37,224	74,388
Variable	139,693	195,551
Collateralized mortgage obligations:
Fixed	1,596,384	2,495,053
Variable	4,172,703	4,824,431
Total	$9,498,198	$9,784,891

Realized Gains and Losses on Sales and Calls of Held-to-Maturity Securities

During the years ended December 31, 2009, 2008, and 2007, we realized $1.4 million and $1.4 million of gains and $5.7 million of losses on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale. Such sales are considered maturities for the purposes of security classification. In 2008, we sold our remaining $500.0 million investment in consolidated obligations of other FHLBanks.

Credit Risk

A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities is included in Note 7.

Note 7—Investment Credit Risk and Assessment for Other-than-Temporary Impairment

Credit Risk

Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination – where the MBS is structured such that payments to junior classes are subordinated to senior classes to prioritize cash flows to the senior classes.

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

•
Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the MBS. The bond insurance company is obligated to cover any losses that occur. As of December 31, 2009, the Seattle Bank held $3.3 million in investments with unrealized losses of $1.5 million that had been credit-enhanced by a monoline insurer, MBIA. We also have additional credit enhancements on these securities such that we expect to collect all amounts due according to their contractual terms.

Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or S&P, at their respective purchase dates. The AAA-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization.

The following tables summarize the unpaid principal balance, amortized cost, carrying value, and gross unrealized loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of December 31, 2009 and 2008.

	As of December 31, 2009
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Credit Loss	Current Weighted-Average Credit Enhancement(1)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$712,186	$707,501	$707,501	$(21,391)		$7.55
A
2004 and earlier	25,307	25,377	25,377	(707)		5.87
Total prime	737,493	732,878	732,878	(22,098)		7.49
Alt-A
AAA
2004 and earlier	413,547	412,323	412,323	(21,616)		6.29
2005	4,312	4,319	4,319	(1,203)		46.61
2008	313,790	313,431	276,076	(101,990)	(55)	33.26
AA
2004 and earlier	42,310	42,383	42,383	(10,558)		13.70
2005	40,883	40,897	40,897	(20,860)		29.65
A
2004 and earlier	14,835	14,765	14,765	(2,267)		11.66
2005	6,913	6,704	3,342	(3,362)	(208)	31.53
BBB
2005	21,479	21,445	16,380	(9,537)	(30)	42.01
2006	44,768	44,768	44,768	(12,779)		54.92
2007	66,928	66,893	66,893	(33,534)		44.69
2008	74,213	73,058	45,980	(27,308)	(1,141)	40.33
BB
2004 and earlier	3,580	3,583	3,583	(892)		20.30
2005	48,494	48,249	40,786	(17,629)	(244)	22.93
2006	108,616	100,283	55,558	(44,725)	(8,267)	42.90
2007	388,424	361,466	264,073	(159,977)	(26,658)	42.21
2008	122,525	122,525	122,525	(36,882)		20.99
B
2005	30,147	30,177	30,177	(13,104)		45.10
2006	337,685	284,921	167,106	(117,815)	(53,183)	43.90
2007	191,339	170,753	131,310	(76,130)	(20,412)	41.92
2008	154,595	154,595	154,595	(76,844)		46.63
CCC
2005	100,555	90,878	56,481	(42,506)	(9,573)	36.39
2006	444,983	379,342	219,878	(159,464)	(65,092)	44.11
2007	797,711	693,501	441,678	(302,637)	(103,436)	30.80
CC
2007	223,765	193,754	115,512	(78,242)	(29,662)	44.76
C
2005	7,162	5,224	3,131	(2,093)	(1,914)	4.61
Total Alt-A	4,003,559	3,680,237	2,774,519	(1,373,954)	(319,875)	34.69
Subprime (2)
A
2004 and earlier	2,277	2,264	2,264	(1,204)		100.00
B
2004 and earlier	1,013	1,013	1,013	(260)		100.00
Total subprime	3,290	3,277	3,277	(1,464)		100.00
Total	$4,744,342	$4,416,392	$3,510,674	$(1,397,516)	$(319,875)	30.51

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

(2)
In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities with an unpaid principal balance of $3.3 million as of December 31, 2009 from Alt-A to subprime.

	As of December 31, 2008
Private-Label Mortgage-Backed Securities Ratings	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Current Weighted-Average Credit Enhancement (1)
(in thousands, except percentages)
Prime
AAA
2003 and earlier	$1,049,240	$1,043,284	$(89,504)	7.03
2004	262,414	262,730	(21,848)	5.68
Total prime	1,311,654	1,306,014	(111,352)	6.76
Alt-A
AAA
2003 and earlier	427,691	426,436	(68,250)	6.33
2004	227,144	226,514	(33,566)	6.28
2005	265,355	265,398	(144,184)	38.84
2006	1,034,765	941,295	(525,511)	46.89
2007	1,653,643	1,534,623	(928,788)	40.05
2008	770,734	770,146	(143,377)	34.68
AA
2005	22,013	15,153	(745)	21.29
2007	41,626	41,626	(25,048)	40.38
A
2007	79,512	36,316		21.59
BBB
2007	49,628	16,581		14.88
CCC
2005	9,586	2,918		24.20
Total Alt-A	4,581,697	4,277,006	(1,869,469)	35.09
Subprime (2)
A
2003 and earlier	2,595	2,589	(34)	100.00
BBB
2003 and earlier	1,111	1,113	(18)	100.00
Total subprime	3,706	3,702	(52)	100.00
Total	$5,897,057	$5,586,722	$(1,980,873)	28.83

(1)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss.

(2)
In the second quarter of 2009, the Seattle Bank revised the classification at origination of two securities with a principal balance of $3.7 million as of December 31, 2008 from Alt-A to subprime. This classification revision is reflected in the December 31, 2008 information for comparability.

   The following table summarizes the carrying value of our PLMBS that had credit rating downgrades between December 31, 2009 and March 15, 2010.

	Rating Agency Actions Between December 31, 2009 and March 15, 2010
	To
Downgraded Private-Label Mortgage-Backed Securities	BBB	BB		B	CCC	CC
(in thousands)
From AAA	$180,262	$		$31,290	$64,525	$
From A					3,342
From BBB			66,892	55,424	44,768
From BB				192,682	25,907
From B					28,588
From CCC							18,549
Total carrying value	$180,262		$66,892	$279,396	$167,130		$18,549

Assessment for Other-than-Temporary Impairment

We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such investment security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Based on current information, we believe that for agency residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of December 31, 2009.

The FHLBanks’ OTTI Governance Committee, of which all 12 FHLBanks are members, was formed in the second quarter of 2009 and is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning with the second quarter of 2009 and continuing throughout 2009, to support consistency among the FHLBanks, each FHLBank performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for substantially all of its PLMBS. As part of the Seattle Bank’s quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee.

Further, beginning in the third quarter of 2009, the FHLBanks’ OTTI Governance Committee elected to perform cash flow analyses on all PLMBS investments, for purposes of assessing OTTI, using the FHLBanks’ common platform (as discussed further below) and agreed-upon key assumptions, rather than screening for at-risk securities. Three of our PLMBS investments (with a total unpaid principal balance of $31.6 million as of December 31, 2009) lacked the loan level collateral data necessary to apply the FHLBanks’ common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools using a proxy for the missing loan-level data results or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on two of our PLMBS investments (with a total unpaid principal balance of $3.3 million as of December 31, 2009) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis which included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

Our evaluation includes estimating projected cash flows that we are likely to collect, based on an assessment of available information about each individual security, the structure of the security, and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower, loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of each security. In performing a detailed cash flow analysis, we identify our best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred.  For our variable interest-rate PLMBS, we use a forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.

During the quarter ended December 31, 2009, we changed our estimation technique used to determine the present value of estimated cash flows expected to be collected for our variable interest-rate PLMBS. Specifically, we employed a technique that allows us to update the effective interest rate used in our present value calculation, which isolates the subsequent movements in the underlying interest-rate indices from our measurement of credit loss. Prior to this change, we had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time. We recorded an OTTI credit loss of $311.2 million for the year ended December 31, 2009, which incorporates the use of the revised present value estimation technique for our variable interest-rate PLMBS. If we had continued to use our previous estimation technique, the OTTI credit losses would have been $335.4 million for the year ended December 31, 2009. The credit losses would not have been materially different from those previously reported had we used the revised present value estimation technique in prior periods.

To assess whether the entire amortized cost basis of our PLMBS will be recovered, cash flow analyses are performed using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input into the first model is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 15% over the next nine-to-15 months; thereafter, home prices are projected to remain flat in the first six months, and to increase 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model are then input to a second model that allocates the projected loan-level cash flows to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path as described in the previous paragraph.

In accordance with Finance Agency guidance, we engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS for the second, third, and fourth quarters of 2009, utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. We based our OTTI evaluations for the second, third and fourth quarters of 2009 on these key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee and the cash flow analyses provided by the Indianapolis Bank. In addition, we independently verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. Our OTTI evaluation for the first quarter of 2009 was based on our own modeling assumptions and internally generated cash flow analyses utilizing the same risk-modeling software and loan data source information subsequently approved and used by the FHLBanks for the second, third and fourth quarters of 2009.

Because of the continued credit deterioration in the PLMBS market, additional impairments related to credit loss and all other factors were recorded in 2009 on nine securities previously identified as other-than-temporarily impaired in 2008. In addition, during 2009, we recognized OTTI charges on 31 additional PLMBS. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before the anticipated recovery of each security’s amortized cost basis. We recognized OTTI charges of $311.2 million for the year ended December 31, 2009 related to the credit losses on PLMBS, which are reported in the Statement of Operations as “net other–than-temporary impairment losses,” and impairment related to all other factors of $1.0 billion, which is included in the Statement of Condition as “accumulated other comprehensive loss – noncredit portion of other-than-temporary losses on held-to-maturity securities” and “accumulated other comprehensive loss – noncredit portion of other-than-temporary losses on available-for-sale securities.” Subsequent increases and decreases (if not an additional OTTI charge) in the fair value of the AFS securities and transfers are also included in accumulated other comprehensive loss. Increases in the fair value of the AFS securities and transfers reduced the total accumulated other comprehensive loss by $232.5 million for the year ended December 31, 2009. The OTTI loss recognized in other comprehensive loss related to HTM securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of the security. That accretion increases the carrying value of each security and continues until the security is sold or matures, or there is an additional OTTI loss that is recognized in earnings. For the year ended December 31, 2009, we accreted $193.9 million of noncredit impairment from accumulated other comprehensive loss to the carrying value of the HTM securities. Credit losses related to previously OTTI securities where the carrying value was less than fair value were reclassified out of accumulated other comprehensive loss and charged to earnings. The amount was $230.6 million for the year ended December 31, 2009.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2009 (i.e., securities for which we determined that it was more likely than not that the entire amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS investments in each category shown.

	Significant Inputs
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.6	10.1-11.0	47.0	44.5-50.3	42.7	42.2-43.2	34.5	29.7-40.9
2007	14.9	5.1-69.7	72.4	23.8-87.0	47.7	38.6-59.2	35.1	10.2-46.4
2006	8.6	2.9-22.1	84.2	75.7-92.3	48.9	40.6-60.8	44.7	35.6-48.4
2005	12.5	4.2-54.1	71.4	40.0-81.6	45.8	21.7-53.8	33.7	4.6-51.5
Total	12.4	2.9-69.7	76.1	23.8-92.3	48.0	21.7-60.8	38.6	4.6-51.5

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

Many of our remaining investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.

The following table summarizes key information as of December 31, 2009 and 2008 for the PLMBS on which we have recorded OTTI.

	As of December 31, 2009
	Held-to-Maturity Securities				Available-for-Sale Securities
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
(in thousands)
Alt-A private-label mortgage-backed securities (1)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

	As of December 31, 2008
	Held-to-Maturity Securities
Other-than-Temporarily Impaired Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
(in thousands)
Alt-A private-label mortgage-backed securities (1)	$542,302	$240,155	$240,155	$217,124
Total OTTI PLMBS	$542,302	$240,155	$240,155	$217,124

(1)	Classification based on originator’s classification at the time of origination or classification by an NRSRO upon issuance of the MBS.
(2)	Carrying value of HTM securities does not include gross unrealized gains; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

On December 31, 2009 and September 30, 2009, we transferred certain of our PLMBS with an unpaid principal balance of $573.6 million and $1.4 billion and a fair value of $290.6 million and $664.7 million from our HTM portfolio to our AFS portfolio. The transferred PLMBS had OTTI credit losses for the three months ended December 31, 2009 and September 30, 2009, which the Seattle Bank considers to be evidence of a significant deterioration in the securities’ creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $351.2 million and $890.8 million as of December 31, 2009 and September 30, 2009. Upon transfer, the carrying value of these securities was increased by $68.2 million and $108.2 million to reflect the securities at fair value (and recorded in accumulated other comprehensive loss).

The following table provides the credit and non-credit OTTI losses on our PLMBS securities for the year ended December 31, 2009.

	For the Year Ended December 31, 2009
Other-than-Temporarily Impaired Securities	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI Loss
(in thousands)
Alt-A private-label mortgage-backed securities	$311,182	$1,038,643	$1,349,825

Under the FASB guidance in effect prior to January 1, 2009, we recorded total OTTI charges of $304.2 million in our Statement of Operations for the year ended December 31, 2008, on certain PLMBS in our HTM portfolio.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the year ended December 31, 2009.

Credit Loss Component of OTTI	For the Year Ended December 31, 2009
(in thousands)
Balance, beginning of period (1)	$8,693
Additions
Credit losses on securities for which OTTI was not previously recognized	203,511
Additional OTTI credit losses on securities for which an OTTI loss was
previously recognized (2)	107,671
Total additions	311,182
Reductions
Increases in cash flows expected to be collected, recognized over the remaining life
of the securities	(762)
Balance, end of period (3)	$319,113

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

(2)
For the year ended December 31, 2009, “Additional OTTI credit losses on securities for which an OTTI loss was previously recognized” relates to securities that were also previously determined to be OTTI prior to January 1, 2009.

(3)	Excludes passage of time adjustment of $1.9 million for the year ended December 31, 2009.

Note 8—Advances

Redemption Terms

We had advances outstanding, including AHP advances, at interest rates ranging from 0.11% to 8.22% as of December 31, 2009 and 0.13% to 8.62% as of December 31, 2008. Interest rates on our AHP advances ranged from 2.80% to 5.99% as of both December 31, 2009 and 2008.  See Note 14 for more information on AHP advances.

The following table summarizes the amount and weighted average interest rate of our advances by contractual maturity as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
		Weighted-Average		Weighted-Average
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Interest Rate	Amount	Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,268,149	1.75	$24,014,584	2.65
Due after one year through two years	2,893,358	2.67	4,540,058	3.34
Due after two years through three years	1,850,076	3.03	1,679,058	3.83
Due after three years through four years	1,395,149	3.11	1,440,120	3.89
Due after four years through five years	293,629	3.73	1,353,482	3.32
Thereafter	3,177,515	4.35	3,268,677	4.41
Total par value	21,877,876	2.47	36,295,979	3.02
Commitment fees	(650)		(803)
Discount on AHP advances	(70)		(126)
Discount on advances	(5,840)		(5,030)
Hedging adjustments	385,710		653,831
Total	$22,257,026		$36,943,851

  We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a prepayment fee (which may be zero) that is intended to make us financially indifferent to a borrower’s decision to prepay an advance.  We had no callable advances outstanding as of December 31, 2009 or 2008.

We also offer putable and convertible advances. With a putable advance, we have the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase above the interest rate on the putable advance. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $4.3 billion and $4.4 billion as of December 31, 2009 and 2008.

Convertible advances are initially variable interest-rate advances and then, on a predetermined date, convert to fixed interest-rate advances. We also have the option on specified dates to cancel the advance with the member. We had convertible advances of $370.0 million outstanding as of both December 31, 2009 and 2008.

The following table summarizes the par value of advances by year of maturity, next put date for putable advances, or conversion date for convertible advances as of December 31, 2009 and 2008.

	As of December 31,
Year of Contractual Maturity or Next Put/Convert Date	2009	2008
(in thousands)
Due in one year or less	$15,078,543	$26,638,478
Due after one year through two years	3,157,979	4,679,558
Due after two years through three years	1,473,076	1,943,680
Due after three years through four years	1,522,649	1,073,120
Due after four years through five years	243,629	1,475,982
Thereafter	402,000	485,161
Total par value	$21,877,876	$36,295,979

Security Terms

We lend to financial institutions involved in housing finance within our district according to federal statutes, including the FHLBank Act. The FHLBank Act requires us to obtain sufficient collateral on advances to protect against losses and permits us to accept the following as eligible collateral on such advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits, and other eligible real estate-related assets. Seattle Bank capital stock owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the Seattle Bank. Community financial institutions are defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the Consumer Price Index). Community financial institutions are eligible under expanded statutory collateral rules to pledge as collateral for advances small business, small farm, and small agricultural loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. The Housing Act also adds secured loans for “community development activities” as a permitted purpose and as eligible collateral for advances to community financial institutions.

As of December 31, 2009 and 2008, we had rights to collateral with an estimated value greater than the related outstanding advances. The estimated value of the collateral required to secure each borrower’s obligations is calculated by applying collateral discounts, or haircuts. On the basis of the financial condition of the borrower, the type of security agreement, and other factors, we require a borrower to execute a written security agreement and impose one of two requirements to protect our secured collateral:

(1)	allowing the borrower to retain possession of the collateral assigned to us with the borrower agreeing to hold such collateral for the benefit of the Seattle Bank; or

(2)	requiring the borrower specifically to assign or deliver such collateral to us or our safekeeping agent.

Credit Risk

We have never experienced a credit loss on an advance. Given the current economic environment, some of our members have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. For example, through December 31, 2009, the number of borrowers on our internal credit watch list increased to approximately 45% of our membership, generally as a result of increases in non-performing assets and the need for additional capital. Further, during 2009, eight of our members failed and through February 2010, an additional seven members institutions failed. All outstanding advances to these members were collateralized and were assumed or repaid by the acquiring institution or the FDIC.

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

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value or balance. We periodically evaluate the percentage of collateral value or balance to take into account market conditions, and other factors. We believe that we have policies and procedures in place to manage credit risk on advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral, and monitoring of borrowings and the member’s financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. During 2009 and the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession. As of December 31, 2009, 28.9% of our borrowers, representing 20.2% of our outstanding advances, were on a physical possession collateral arrangement. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We continue to monitor collateral and creditworthiness of our members. Accordingly, we have not provided any allowances for losses on advances because we believe it is not probable that we will be unable to collect all amounts due according to the contractual terms of the agreements.

Concentration Risk

Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2009, five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four holding less than 10% of outstanding advances. As of December 31, 2009, the weighted average remaining term-to-maturity of these advances was 19.9 months. As of December 31, 2008, five borrowers held 68.4% of the par value of our outstanding advances, with three borrowers, (JPMorgan Chase Bank N.A. with 35.0%, Merrill Lynch Bank USA with 10.3%, and Bank of America Oregon, N.A., with 11.4%). As of December 31, 2008, the weighted average remaining term-to-maturity of these advances was 13.9 months.

As of December 31, 2009 and 2008, we had $13.4 billion and $26.0 billion in advances outstanding that were greater than $1.0 billion per borrower. These advances were made to five and six borrowers and represented 60.2% and 70.3% of total advances outstanding. We held sufficient collateral to cover the advances to these institutions, and as a result, we do not expect to incur any credit losses on these advances.

Because a large concentration of our advances is held by only a few members and a non-member shareholder, changes in this group’s borrowing decisions can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 19 for additional information on borrowers holding 10% or more of our outstanding capital stock.

Interest-Rate Payment Terms

The following table summarizes the par value of advances by interest-rate payment terms as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Amount	Percent of Total Advances	Amount	Percent of Total Advances
(in thousands, except percentages)
Fixed	$19,257,384	88.0	$24,844,273	68.5
Variable	2,250,492	10.3	11,081,706	30.5
Floating-to-fixed convertible	370,000	1.7	370,000	1.0
Total par value	$21,877,876	100.0	$36,295,979	100.0

Prepayment Fees

We record prepayment fees received from members on prepaid advances net of any fair value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements.

The net amount of prepayment fees is reflected as interest income in our Statement of Operations. Gross advance prepayment fees received from members were $10.4 million, $40.7 million, and $3.4 million, for the years ended December 31, 2009, 2008, and 2007.

Note 9—Mortgage Loans Held for Portfolio, Net

We historically purchased single-family mortgage loans from members as a service to our members through our MPP. These mortgage loans are primarily serviced by the participating members and are either guaranteed or insured by federal agencies or credit enhanced by the participating members. In 2005, we announced that we were exiting the MPP and have purchased no mortgage loans since 2006.

As of December 31, 2009 and 2008, 87.6% and 87.0% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2009 and 2008. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality or otherwise impact our outstanding mortgage loans. For more information, see Note 19.

The following table presents information on our mortgage loans held for portfolio as of December 31, 2009 and 2008.

	As of December 31,
Mortgage Loans Held for Portfolio, Net	2009	2008
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family	$558,390	$732,644
Fixed interest-rate, long-term*, single-family	3,541,618	4,345,197
Total loan principal	4,100,008	5,077,841
Premiums	37,068	40,823
Discounts	(30,255)	(31,341)
Mortgage loans held for portfolio, before allowance for credit losses	4,106,821	5,087,323
Less: Allowance for credit losses on mortgage loans	626
Total mortgage loans held for portfolio, net	$4,106,195	$5,087,323

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

The following table details the par value of our mortgage loans held for portfolio as of December 31, 2009 and 2008.

	As of December 31,
Par Amount of Mortgage Loans Held for Portfolio	2009	2008
(in thousands)
Government-guaranteed/insured	$172,966	$205,367
Conventional	3,927,042	4,872,474
Total par value	$4,100,008	$5,077,841

The following table details our allowance for credit losses on mortgage loans for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Allowance for Credit Losses on Mortgage Loans	2009		2008	2007
(in thousands)
Balance at beginning of period	$		$	$
Provision for credit losses		626
Balance at end of period		$626	$	$

    As of December 31, 2009, we had 27 conventional mortgage loans totaling $5.4 million on nonaccrual status and no mortgage loans classified as impaired. As of December 31, 2008, we had no mortgage loans on nonaccrual status or classified as impaired. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

As of December 31, 2009 and 2008, we held 14 and one mortgage loans totaling $1.7 million and $126,000 classified as real estate owned and recorded in other assets.

Our conventional mortgage loans are supported by primary mortgage insurance, as applicable, the LRA (see Note 1), and the associated property as collateral. The following table presents changes in the LRA for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
Lender Risk Account	2009	2008
(in thousands)
Balance as of January 1	$19,080	$20,484
Additions	2,972	3,471
Claims	(194)	(174)
Other reductions (real estate owned, modifications)	(327)
Scheduled distributions	(5,184)	(4,701)
Balance as of December 31	$16,347	$19,080

The following table presents our delinquent mortgage loans and mortgage loans in foreclosure, as a percentage of par amount, as of December 31, 2009 and 2008.

	As of December 31,
Mortgage Loans Delinquent or in Foreclosure	2009	2008
(in thousands, except percentages)
Conventional mortgage loans outstanding	$3,927,042	$4,872,474

Conventional mortgage loan delinquencies - 30-59 days	0.9%	0.7%
Conventional mortgage loan delinquencies - 60-89 days	0.3%	0.1%
Conventional mortgage loan delinquencies - Greater than 90 days	0.6%	0.2%
Conventional mortgage loan foreclosures	0.3%	0.1%

Government-insured mortgage loans outstanding	$172,966	$205,367

Government-insured mortgage loan delinquencies - 30-59 days	11.3%	14.6%
Government-insured mortgage loan delinquencies - 60-89 days	6.0%	5.6%
Government-insured mortgage loan delinquencies - Greater than 90 days	20.4%	13.4%
Government-insured mortgage loan foreclosures	None	None

Note 10—Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency policy, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged assets and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

We generally use derivatives to:

•
reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond (structured funding)

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

Interest-Rate Caps and Floors

In an interest-rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (floor) price. We use caps and floors to offset advance features and for asset/liability management. Caps and floors are designed as protection against the interest rate on a variable interest-rate asset or liability rising above or falling below a certain level.

Interest-rate swaps are generally used to manage interest-rate exposures and swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.

Application of Interest-Rate Exchange Agreements

We use interest-rate exchange agreements in the following ways:

•	By designating them as a fair value hedge of an associated financial instrument or firm commitment;

•	In asset/liability management (as either an economic or intermediary hedge).

    We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the statement of condition; or (2) firm commitments. We also formally assess (both at the hedge’s inception and at least quarterly thereafter) whether the derivatives in hedging relationships have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. We typically use regression analysis to assess the effectiveness of our hedges.

Types of Hedged Items

We are exposed to interest-rate risk on advances, mortgage loans held for portfolio, investments, consolidated obligations, and intermediary positions.

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

When issuing a convertible advance, we purchase an option from a member that allows us to convert the advance from a variable interest rate to a fixed interest rate or to terminate on a specified date(s). The initial interest rate on a convertible advance is lower than a comparable maturity fixed interest-rate advance that does not have the conversion feature. When we make a putable advance, we effectively purchase a put option from the member, allowing us the right to terminate the advance at our discretion. We generally hedge a convertible or a putable advance by entering into a cancelable interest-rate exchange agreement where we pay a fixed interest rate and receive a variable interest rate based on a market index, typically LIBOR. The swap counterparty can cancel the interest-rate exchange agreement on the put dates, which would normally occur in a rising interest-rate environment, at which time we would generally terminate the advance. This type of hedge is accounted for as a fair value hedge.

We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate. When we make a capped advance, we typically purchase an offsetting interest-rate cap from a broker. This type of hedge is accounted for as a fair value hedge.

We may hedge a firm commitment for a forward settling advance through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.

Mortgage Loans Held for Portfolio

The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these assets, depending on changes in estimated prepayment speeds. In addition, to the extent that we purchased mortgage loans at premiums or discounts, net income is affected by extensions or contractions in the expected maturities of these assets. We seek to manage the interest-rate and prepayment risk associated with mortgage loans primarily through debt issuance. We use both callable and noncallable debt to attempt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives with changes in their fair value recorded in current-period earnings.

Investments

We invest in MBS, U.S. agency and GSE obligations, and the taxable portion of state or local housing finance agency securities, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. Derivatives used to manage these risks are accounted for as freestanding derivatives with changes in their fair value recorded in current period earnings.

Consolidated Obligations

While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

Intermediation

We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts of the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The net result of the accounting for these transactions does not significantly affect our operating results.

Managing Credit Risk on Derivatives

The Seattle Bank is subject to credit risk because of the potential nonperformance by counterparties to our interest-rate exchange agreements. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Except in connection with Lehman Brothers Special Financing, Inc. (LBSF) (see below), as a result of these risk mitigation initiatives, we have not incurred and do not currently anticipate any additional credit losses on our interest-rate exchange agreements.

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

Our maximum credit risk is the estimated cost of replacing interest-rate exchange agreements in net asset positions, assuming the counterparty defaults and the related collateral, if any, is of no value to us. The determination of maximum credit risk excludes circumstances where our pledged collateral to a counterparty exceeds our net position.

As of December 31, 2009 and 2008, our maximum credit risk, taking into consideration master netting arrangements, was approximately $11.9 million and $32.0 million, including $6.2 million and $11.0 million of net accrued interest receivable. We held cash collateral of $8.3 million and no securities collateral from our counterparties for a net collateralized balance of $3.6 million as of December 31, 2009. We held no cash collateral and $9.0 million in securities collateral from our counterparties for a net collateralized balance of $23.0 million as of December 31, 2008. Our maximum credit risk varies based upon outstanding balances with counterparties and associated agreed upon collateral delivery levels. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. See Note 20 for information concerning nonperformance risk valuation adjustments.

Certain of our interest-rate exchange agreements include provisions that require Federal Home Loan Bank System (FHLBank System) debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of December 31, 2009, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2009 was $359.5 million, for which we have posted collateral of $117.2 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $141.7 million of collateral to our derivative counterparties as of December 31, 2009. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

In September 2008, Lehman Brothers Holdings, Inc. (LBHI), the parent company of LBSF and a guarantor of LBSF’s obligations, filed for bankruptcy protection. LBSF was our counterparty on multiple derivative transactions under an International Swap Dealers Association, Inc. (ISDA) master agreement with a total notional amount of $3.5 billion at the time of the LBHI bankruptcy filing. As a result, we notified LBSF of our intent to early terminate all outstanding derivative positions with LBSF, unwound such positions, and established a receivable position, netting the value of the collateral due to be returned to us with all other amounts due, which resulted in a $10.4 million net receivable from LBSF (before provision) included in other assets in the Statement of Condition. We also established an offsetting provision for credit loss on receivable based on management’s current estimate of the probable amount that will be realized in settling our derivative transactions with LBSF. In September 2009, we filed claims of $10.4 million against LBHI and LBSF in bankruptcy court.

Financial Statement Effect and Additional Financial Information

The following table summarizes the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2009 and 2008. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	$240,000	$587,519
Netting adjustments(1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Subtotal netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$3,649	$300,030

	As of December 31, 2008
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$29,604,444	$390,117	$675,723
Interest-rate caps or floors	65,000	19
Total derivatives designated as hedging instruments	29,669,444	390,136	675,723
Derivatives not designated as hedging instruments
Interest-rate swaps	716,000	18,992	18,469
Interest-rate caps or floors	260,000	206
Total derivatives not designated as hedging instruments	976,000	19,198	18,469
Total derivatives before netting and collateral adjustments	$30,645,444	$409,334	$694,192
Netting adjustments(1)		(377,350)	(377,350)
Cash collateral and related accrued interest			(81,425)
Subtotal netting and collateral adjustments		(377,350)	(458,775)
Derivative assets and derivative liabilities as reported on the
Statement of Condition		$31,984	$235,417

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $212.0 million and $10.0 million of range consolidated obligation bonds as of December 31, 2009 and 2008 were net liabilities of $148,000 and $290,000 and are not reflected in the table above.

The following table presents the components of net (loss) gain on derivatives and hedging activities as presented in the Statement of Operations for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
Components of Net (Loss) Gain on Derivatives and Hedging Activities	2009	2008	2007
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$(13,099)	$(5,203)	$(2,512)
Total net (loss) gain related to fair value hedge ineffectiveness	(13,099)	(5,203)	(2,512)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	44	(1,065)	212
Interest-rate swaptions		1,630	(615)
Interest-rate caps or floors	(160)	(988)	505
Net interest settlements	2,733	2,718	97
Other		6,109
Intermediary transactions
Interest-rate swaps	(20)	1,024	(6)
Total net gain related to derivatives not designated as hedging instruments	2,597	9,428	193
Net (loss) gain on derivatives and hedging activities	$(10,502)	$4,225	$(2,319)

The following table presents, by type of hedged item, the (loss) gain on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$16,128	$(21,134)	$(5,006)	$(306,710)
Consolidated obligation bonds	(322,122)	311,393	(10,729)	255,719
Consolidated obligation discount notes	(10,048)	12,684	2,636	28,986
Total	$(316,042)	$302,943	$(13,099)	$(22,005)

	For the Year Ended December 31, 2008
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(63,117)	$67,083	$3,966	$(64,558)
Consolidated obligation bonds	164,618	(170,703)	(6,085)	165,383
Consolidated obligation discount notes	12,776	(15,860)	(3,084)	(3,652)
Total	$114,277	$(119,480)	$(5,203)	$97,173

	For the Year Ended December 31, 2007
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness(1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(16,015)	$15,923	$(92)	$44,324
Consolidated obligation bonds	155,427	(157,847)	(2,420)	(64,446)
Total	$139,412	$(141,924)	$(2,512)	$(20,122)

(1)	Reported in other (loss) income
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 11—Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members.

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on deposits for the years ended December 31, 2009 and 2008 were 0.17% and 2.06%.

The following table details our deposits as of December 31, 2009 and 2008.

	As of December 31,
Deposits	2009	2008
(in thousands)
Interest bearing
Demand and overnight	$263,010	$389,411
Term	76,790	192,847
Total interest bearing	339,800	582,258
Total deposits	$339,800	$582,258

The aggregate amount of term deposits with a denomination of $100,000 or more was $76.7 million and $192.7 million as of December 31, 2009 and 2008.

Note 12—Securities Sold Under Agreements to Repurchase

We occasionally sell securities under agreements to repurchase those securities. The amounts received under these agreements represent short-term borrowings and are classified as liabilities on the Statement of Condition. When we enter into such agreements, we deliver securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, we generally deliver additional securities to the dealer. As of December 31, 2009 and 2008, we had no securities sold under agreements to repurchase.

Note 13—Consolidated Obligations

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

    In June 2006, the FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement) effective in July 2006, in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks. Under the Contingency Agreement, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments in the manner described in the Contingency Agreement. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement nor has any FHLBank had to fund payments on our behalf.

The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $930.6 billion and $1.3 trillion as of December 31, 2009 and 2008. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2009 and 2008.

At times, rather than participating in the daily auction process or negotiating directly with an underwriter and then notifying the Office of Finance of the specific debt issuance required, an FHLBank may negotiate with another FHLBank to transfer an existing consolidated obligation. This may occur when the terms or yield of the transferred debt are more favorable than what could be obtained through the daily auction process. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when their term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidated obligation bonds available in the daily auction.

Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation. For example, if an FHLBank has ten-year non-callable consolidated obligation bonds in excess of the advances or mortgage loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, the second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the FHLBank System issue additional ten-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks and therefore, we cannot predict when this funding alternative will be available to us.

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

With respect to interest payments, consolidated obligation bonds on which we are the primary obligor may also have the following terms:

Step-up consolidated obligation bonds pay interest at increasing fixed interest rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates; and

Range consolidated obligation bonds pay interest based on the number of days a specified index is within/outside of a specified range. The computation of the variable interest rate differs for each consolidated obligation bond issue, but the consolidated obligation bonds generally pay zero interest or a minimal interest rate if the specified index is outside the specified range.

These types of consolidated obligations bonds contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. See Note 1 for additional information.

Interest-Rate Payment Terms

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Interest-Rate Payment Terms	Par Value	Percent of Total	Par Value	Percent of Total
(in thousands, except percentages)
Fixed	$23,772,365	80.1	$24,856,565	65.2
Step-up	4,160,000	14.0	50,000	0.1
Variable	1,569,000	5.3	13,171,000	34.5
Range	177,000	0.6	60,000	0.2
Total par value	$29,678,365	100.0	$38,137,565	100.0

Redemption Terms

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
		Weighted-Average		Weighted-Average
Terms-to-Maturity and Weighted-Average Interest Rates	Amount	Interest Rate	Amount	Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,264,000	1.12	$22,821,835	3.01
Due after one year through two years	3,656,595	1.81	1,904,000	3.84
Due after two years through three years	4,894,000	2.55	2,176,535	4.27
Due after three years through four years	2,772,000	3.10	2,609,000	4.96
Due after four years through five years	2,297,500	3.74	2,598,000	4.25
Thereafter	4,794,270	5.01	6,028,195	5.40
Total par value	29,678,365	2.46	38,137,565	3.72
Premiums	11,388		15,800
Discounts	(25,095)		(29,981)
Hedging adjustments	97,571		467,015
Total	$29,762,229		$38,590,399

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks as of December 31, 2009 and 2008. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. We account for consolidated obligation bonds transferred out as debt extinguishments, as the receiving FHLBank becomes the primary obligor for these consolidated obligations. The following table summarizes our consolidated obligation bond transfers from other FHLBanks as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Other FHLBanks' Consolidated Obligations	Par Value	Original Net Discount	Par Value	Original Net Discount
(in thousands)
Transfers In
FHLBank of Chicago	$1,014,000	$18,462	$1,074,000	$19,602
Total	$1,014,000	$18,462	$1,074,000	$19,602

The following table summarizes our outstanding consolidated obligation bonds by callable terms as of December 31, 2009 and 2008.

	As of December 31,
Par Value of Consolidated Obligation Bonds	2009	2008
(in thousands)
Non-callable	$18,727,565	$29,609,310
Callable	10,950,800	8,528,255
Total par value	$29,678,365	$38,137,565

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity or next call date as of December 31, 2009 and 2008.

	As of December 31,
Term-to-Maturity or Next Call Date	2009	2008
(in thousands)
Due in one year or less	$21,689,800	$29,220,090
Due after one year through two years	1,875,795	2,174,000
Due after two years through three years	1,674,000	1,036,535
Due after three years through four years	1,217,000	1,234,000
Due after four years through five years	927,500	1,217,000
Thereafter	2,294,270	3,255,940
Total par value	$29,678,365	$38,137,565

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original maturities up to 365 days. Consolidated obligation discount notes are issued at less than their face amount and redeemed at par value when they mature.

The following summarizes our outstanding consolidated obligation discount notes as of December 31, 2009 and 2008.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of December 31, 2009	$18,501,642	$18,502,949	0.23
As of December 31, 2008	$15,878,281	$15,899,022	1.14

*	The consolidated obligation discount notes’ weighted-average interest rate represents an implied rate.

Note 14—Affordable Housing Program

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct subsidies and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin from the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 15.

The FHLBank Act permitted an FHLBank to accelerate from a subsequent year’s required annual AHP contribution for use in the current year an amount up to the greater of $2 million or 20% of its required annual AHP contribution for the current year. In August 2009, AHP regulations were amended to allow an FHLBank to increase the maximum amount that an FHLBank may accelerate in any one year to the greater of $5 million or 20% of the FHLBank’s required annual contribution for the current year. The amount of the accelerated contribution may be credited against required contributions over one or more of the subsequent five years.

If an FHLBank experienced a net loss during a quarter, but still had net earnings for the year, its obligation to the AHP would be calculated based on its year-to-date net earnings. If the FHLBank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, it would have no obligation to the AHP for the year because each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks’ aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. Aggregate contributions exceeded $100 million in 2009, 2008, and 2007.

If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such application during the years ended December 31, 2009, 2008, and 2007.

As a result of our 2009 and 2008 net losses, we recorded no AHP expense for the years ended December 31, 2009 or 2008. The following table summarizes our AHP liability for 2009 and 2008.

	For the Years Ended December 31,
AHP Liability	2009	2008
(in thousands)
AHP liability, as of January 1	$16,210	$23,025
Subsidy usage, net	(7,582)	(6,815)
AHP liability, as of December 31	$8,628	$16,210

We had outstanding principal in AHP-related advances of $1.6 million and $1.7 million as of December 31, 2009 and 2008.

Note 15—Resolution Funding Corporation

Each FHLBank is required to pay to REFCORP 20% of its income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. We accrue our REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 14. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by each FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If an FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the REFCORP for the year.

As a result of our 2009 and 2008 net losses, we recorded no REFCORP assessments for the years ended December 31, 2009 and 2008. The $33,000 reflected in REFCORP expense for the year ended December 31, 2009 represents an adjustment of 2007 assessments recorded in early 2009. As a result of quarterly assessments paid to REFCORP in the first half of 2008 and our subsequent annual net losses, as of December 31, 2009 and 2008, we have a receivable from REFCORP totaling $19.7 million, which is recorded in “other assets” on our Statements of Condition. As directed by the U.S. Treasury, we will use our overpayment as a credit against future REFCORP assessments over an indefinite period of time. As we use these credits against future assessments, our deferred asset will be reduced until it has been exhausted. If any amount of the deferred asset remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that we will be able to collect on our remaining deferred asset.

The Finance Agency is required to extend the term of the FHLBank’s obligation to REFCORP for each calendar quarter in which the FHLBank’s quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment for the second quarter of 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.

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

Note 16—Capital

The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.

Capital Plan

Our Capital Plan provides for two classes of capital stock, Class A and Class B, each of which has a par value of $100 per share. Each class of capital stock can be issued, redeemed, and repurchased only at par value. The terms and conditions for ownership of our Class A and Class B capital stock are discussed below.

Seattle Bank Capital Stock

Class B Capital Stock

Class B capital stock can be issued, redeemed, repurchased or transferred between members or from other holders of Seattle Bank Class B capital stock only at a par value of $100 per share. Class B capital stock is generally redeemable five years after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions adopted by our Board.

Class A Capital Stock

Class A capital stock may be issued, redeemed, repurchased or transferred between members or from other holders of Seattle Bank Class A capital stock only at a par value of $100 per share. Class A capital stock may only be issued to members to satisfy a member’s advance stock purchase requirement for: (1) a new advance or (2) renewal of an existing advance initially supported by the excess stock pool, and only in the case where a member has no excess stock available to support a new advance or to renew an existing advance. Class A capital stock is redeemable in cash on six months’ written notice to the Seattle Bank and can be repurchased by the Seattle Bank subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions adopted by our Board. A member can only use Class A capital stock to meet its member advance stock purchase requirement and cannot use it to meet its other requirements relating to stockholdings.

The following table shows purchase, transfer, and redemption request activity for Class A and B capital stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2009 and 2008.

	For the Years Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$117,853	$1,730,287	$287,449	$2,141,141
New member capital stock purchases		6,187		2,710
Existing member capital stock purchases	19,535	5,125	610,179	400,491
Total capital stock purchases	19,535	11,312	610,179	403,201
Capital stock transferred to mandatory redeemable capital stock:
Withdrawals/involuntary redemptions	(2,253)	(27,257)	(163,876)	(755,159)
Redemption requests subject to substantive penalty				(58,896)
Redemption requests past redemption date	(2,617)
Recissions of redemption requests		1,779
Repurchase/redemption of capital stock			(615,899)
Cancellation of membership withdrawal		646
Transfers of capital stock between unaffiliated members (previously classified as mandatorily redeemable capital stock)		382
Balance, end of period	$132,518	$1,717,149	$117,853	$1,730,287

Voting

Each member has the right to vote its capital stock for the election of directors to the board of the Seattle Bank, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.

Board Actions Regarding Capital Stock

During the second quarter of 2009, the Board approved the following actions to encourage stock ownership within our cooperative:

•	Through December 31, 2009, redemption cancellation fees were waived for rescinding notice of intent to withdraw from membership or notice to redeem excess capital stock;
•	Redemption cancellation fees were waived on transfers of excess Class A or Class B capital stock from a member or successor to another member; and
•	Issuance of Class A capital to support new advances was suspended.
    Total Capital Stock Purchase Requirements

Members are required to hold capital stock equal to the greater of:

•	$500 or 0.50% of the member's home mortgage loans and mortgage loan pass-through securities (membership requirement); or
•
The sum of the requirement fo advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock requirement).

    Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock, and until December 31, 2007, could use the excess stock pool (discussed below) to meet its advance stock purchase requirement.

For the years ended December 31, 2009 and 2008, the member advance stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved the change to the Seattle Bank’s capital plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.

Excess Stock Pool

In December 2006, we implemented a number of amendments to our Capital Plan, including access to an excess stock pool. Our members’ access to the excess stock pool to satisfy their respective total advance stock purchase requirement for new or renewing advances was suspended effective December 31, 2007. As of December 31, 2008, all advances that had been capitalized using the excess stock pool had matured. The excess stock pool expired on October 1, 2008.

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

In addition, in December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of December 31, 2009, we had excess capital stock of $1.5 billion, or 2.9%, of our total assets.

In June 2009, our Board approved two new thresholds or policy indicators that must be met before the Seattle Bank will pay dividends. The policy indicators include attainment of 85% of the Seattle Bank’s retained earnings target and attainment of an 85% market value of equity to book value of equity ratio. As shown in the table below, dividends will be unrestricted, restricted, or suspended depending on policy indicators, with the weakest indicator controlling. These policy indicators overlay rather than replace the Seattle Bank’s existing dividend policy, and will be applied prior to any action taken pursuant to the dividend policy.

Policy Indicator
Dividend Parameters	Suspended	Restricted	Unrestricted
Retained Earnings	< 85% of target	85% <= target <=100%	>= 100%
Market value of equity to book value of equity	MVE/BVE < 85%	85% <= MVE/BVE <=95%	MVE/BVE > 95%

As of December 31, 2009, our retained earnings target was $618.0 million (retained earnings as of December 31, 2009 was 8.56% of target) and our market value of equity-to-book value of equity ratio was 75.8%. There can be no assurance of when or if our Board will declare dividends in the future.

Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: (1) risk-based capital, (2) total capital, and (3) leverage capital. First, under the risk-based capital requirement, we must maintain at all times permanent capital, defined as Class B capital stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. Second, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.

As of December 31, 2008, due to the significant decline in the market value of our PLMBS, we were out of compliance with our risk-based capital requirement. Under Finance Agency regulations, an FHLBank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock.

The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,158,493	$2,690,227	$2,707,000	$2,547,811
Total capital-to-assets ratio	4.00%	5.58%	4.00%	4.60%
Total regulatory capital *	$2,043,779	$2,849,091	$2,334,468	$2,687,140
Leverage capital-to-assets ratio	5.00%	8.21%	5.00%	6.79%
Leverage capital	$2,554,724	$4,194,205	$2,918,085	$3,961,046

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

Capital Classification Determination

On July 30, 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing Act. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

In August 2009, following applicable notice and response, we received a capital classification of undercapitalized from the Finance Agency based primarily on our failure to meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009. An FHLBank with a final capital classification of undercapitalized is subject to a range of mandatory or discretionary restrictions. For example, an undercapitalized FHLBank must submit a capital restoration plan to the Finance Agency, is subject to limitations on asset growth, and must receive approval by the Finance Agency before engaging in any new business activity. Although the Seattle Bank has met all of its regulatory requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including not redeeming or repurchasing capital stock or paying dividends without Finance Agency approval. The Finance Agency also indicated that it would not change our capital classification to adequately capitalized until it believes that we have demonstrated sustained performance in line with an approved capital restoration plan. As such, our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our proposed plan and required us to submit a new plan by October 31, 2009. We subsequently requested an extension in order to prepare a revised capital restoration plan and the Finance Agency approved an extension to December 6, 2009. Our revised capital restoration plan was submitted on December 5, 2009 and deemed complete by the Finance Agency on January 27, 2010. On February 26, 2010, the Finance Agency notified us that it was extending its initial 30-day review period by an additional 30 days, as allowed by regulation.
We expect to be notified by Finance Agency of its decision on our revised capital restoration plan on or before March 29, 2010. It is unknown whether the Finance Agency will accept our revised proposed capital restoration plan. In addition, the Finance Agency could take other regulatory actions, including, among other things, limiting the increase or requiring a reduction in the Seattle Bank’s on- or off-balance sheet obligations, and requiring capital and retained earnings to be increased.

Membership

The GLB Act made membership voluntary for all members. Members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divesture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.

Capital Concentration

As of December 31, 2009, one member and one former member, Bank of America, Oregon and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) held 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock. As of December 31, 2008, one member and one former member, Merrill Lynch Bank USA and JPMorgan Chase Bank, N.A. held 40.7% of our total outstanding capital stock, including mandatorily redeemable capital stock. For more information on the acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase, see Note 19.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from capital to a liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as capital because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request, or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the statutory redemption date passes without our redeeming the capital stock or the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the Statement of Operations. We recorded no interest expense on mandatorily redeemable capital stock for the year ended December 31, 2009 because we did not declare dividends during 2009. For the years ended December 31, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $617,000 and $570,000 were recorded as interest expense. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statement of Cash Flows.

As of December 31, 2009 and 2008, we had $920.2 million and $896.4 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our continuing to meet all regulatory capital requirements. As of December 31, 2009 and 2008, we had $26.3 million $21.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our continuing to meet regulatory capital requirements. These amounts have been classified as liabilities in the Statements of Condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.’s capital stock due to its acquisition by JPMorgan Chase, a non-member.

The following table details the activity recorded in “mandatorily redeemable capital stock” on the Statements of Condition for the years ended December 31, 2009 and 2008.

	As of December 31,
Mandatorily Redeemable Capital Stock	2009	2008
(in thousands)
Balance, beginning of period	$917,876	$82,345
Capital stock reclassified from equity:
Membership withdrawals/Involuntary redemptions	29,510	919,035
Redemption requests subject to substantive penalty		58,896
Redemption requests past redemption date	2,617
Recissions of redemption requests	(1,779)
Repurchase/redemption of mandatorily redeemable capital stock*	(669)	(142,400)
Cancellation of membership withdrawal	(646)
Transfers of capital stock between unaffiliated members (previously classified as mandatorily redeemable capital stock)	(382)
Balance, end of period	$946,527	$917,876

*	Partial redemption of member’s mandatorily redeemable capital stock balance.

The number of stockholders holding mandatorily redeemable capital stock was 34 and 27 as of December 31, 2009 and 2008.

Consistent with our Capital Plan, we are not required to redeem membership stock until six months (Class A capital stock) or five years (Class B capital stock) after a membership is terminated or we receive notice of withdrawal. However, if membership is terminated due to merger or consolidation, we recalculate the merged institution’s membership stock requirement following such termination and the stock may be deemed excess stock (defined as stock held by a member or former member in excess of that institution’s minimum investment requirement) subject to repurchase at our discretion. We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2009 and 2008. The year of redemption in the table is the later of the end of the six-month or five-year redemption periods or the maturity date of the activity the capital stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (i.e., a former member that withdrew from membership, merged into or was otherwise acquired by a non-member). Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009 and such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of December 31,
	2009		2008
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock		Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$62,302	$		$
Less than one year		59,332		21,476		63,623
One year through two years		2,994				61,112
Two years through three years		13,544				2,962
Three years through four years		757,648				13,544
Four years through five years		24,361				755,159
Total	$26,346	$920,181		$21,476		$896,400

   A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period at which time it is reclassified to capital stock from mandatorily redeemable capital stock. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.

Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock

As of December 31, 2009 and 2008, 48 and 46 members requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements.

The following table details the redemption request activity reported in Class B capital stock balances for the years ended December 31, 2009 and 2008. We had no outstanding Class A capital stock redemption requests that had not been reclassified to mandatorily redeemable capital stock as of December 31, 2009 or 2008.

	As of December 31,
Class B Capital Stock Redemption Requests	2009	2008
(in thousands)
Balance, as of January 1	$195,201	$205,788
Capital stock subject to mandatory redemption	(2,906)	(58,896)
Cancellation of redemption	(4,308)	(77)
New redemptions requests during the year	26,397	48,386
Balance, as of December 31	$214,384	$195,201

The following table shows the amount of outstanding Class B capital stock redemption requests by year of scheduled redemption as of December 31, 2009 and 2008. The year of redemption in the table is the later of the end of the five-year redemption period or the maturity date of the activity to which the capital stock is related.

	As of December 31,
Class B Capital Stock - Voluntary Redemptions by Date	2009	2008
(in thousands)
Less than one year	$65,163	$
One year through two years	11,482		63,097
Two years through three years	67,511		16,207
Three years through four years	45,897		67,511
Four years through five years	24,331		48,386
Total	$214,384		$195,201

Statutory and Regulatory Restrictions on Capital Stock Redemption

In accordance with the FHLBank Act, each class of our capital stock is considered putable, or redeemable, by our members. However, there are significant statutory and regulatory restrictions on our obligation, or right, to redeem the outstanding capital stock, including the following:

During the second quarter of 2009, the Board approved the following actions to encourage stock ownership within our cooperative:

•
We may not redeem any capital stock if, following such redemption, we would fail to satisfy our minimum capital requirements (i.e., a capital-to-asset ratio requirement and a risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, no capital stock may be redeemed if such redemption would result in the Seattle Bank becoming undercapitalized so that only a minimal portion of outstanding capital stock qualifies for redemption consideration.

•
We may not redeem any capital stock without approval of the Finance Agency if either our Board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or are expected to continue.

•
We may not redeem or repurchase shares of capital stock from any member if: (1) the principal or interest due on any consolidated obligation on which we are primary obligor has not been paid in full; (2) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (3) we notify the Finance Agency that we cannot provide the foregoing certification or project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; or (4) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations or enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

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

In addition to possessing the authority to prohibit capital stock redemptions, our Board has the right to call for our members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act. Our Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the Seattle Bank as an alternative to purchasing capital stock.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if we are, among other things, undercapitalized), the Seattle Bank is either liquidated or forced to merge with another FHLBank, the redemption value of the capital stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank shareholders.

Further, the GLB Act states that we may repurchase, in our sole discretion (and as long as applicable statutory and regulatory requirements are met), any member’s stock holdings that exceed the required amount.

Accumulated Other Comprehensive Loss

The following table provides information regarding the components of accumulated other comprehensive loss as of December 31, 2009 and 2008.

		Held-To-Maturity	Available-For-Sale
Accumulated Other Comprehensive Loss	Benefit Plans	Securities	Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$	$	$(2,939)
Cumulative effect of adjustment to opening balance relating to
new OTTI guidance		(293,415)		(293,415)
Reclassification of non-credit portion of OTTI loss on HTM securities
transferred to AFS securities		960,321	(960,321)
Other comprehensive loss:
Pension benefits	(159)			(159)
Non-credit portion of OTTI loss on HTM securities		(1,269,210)		(1,269,210)
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss		199,141	31,426	230,567
Accretion of non-credit portion of OTTI loss on HTM securities		193,871		193,871
Change in unrealized losses on AFS securities			232,469	232,469
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)

Note 17— Employee Retirement Plans

As of December 31, 2009, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.

Qualified Defined-Benefit Multi-Employer Plan

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined-benefit pension plan. The plan covers substantially all of our officers and employees hired before January 1, 2004. Funding and administrative costs of the Pentegra DB Plan charged to operating expenses were $4.4 million, $3.0 million, and $2.1 million for the years ended December 31, 2009, 2008, and 2007. The Pentegra DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Seattle Bank are not presented herein.

Qualified Defined-Contribution Retirement Plans

We offer two defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees’ eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $662,000, $577,000, and $510,000 for the years ended December 31, 2009, 2008, and 2007. The second plan covers substantially all officers and employees hired after December 31, 2003. Our contributions to the second plan are equal to a percentage of the participating employee’s eligible compensation. Contributions to the plan were $390,000, $285,000, and $210,000 for the years ended December 31, 2009, 2008, and 2007.

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

Thrift BEP

Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees’ deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2009 and 2008 and was $730,000 and $452,000. Operating expense includes employer match and accrued earnings of $172,000, ($83,000), and $65,000 for the years ended December 31, 2009, 2008, and 2007.

Retirement BEP

Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $5.5 million and $4.6 million as of December 31, 2009 and 2008. Operating expense includes deferred compensation and accrued earnings of $893,000, $636,000, and $561,000 for the years ended December 31, 2009, 2008, and 2007.

SERP

Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $668,000 and $423,000 as of December 31, 2009 and 2008. Operating expense includes deferred compensation and accrued earnings of $203,000, $140,000, and $74,000 for the years ended December 31, 2009, 2008, and 2007.

The following table summarizes our obligations and funded status of the Retirement BEP and our SERP plans as of December 31, 2009 and 2008.

	As of December 31,
Funded Status of the Retirement BEP and SERP	2009	2008
(in thousands)
Change in benefit obligation
Benefit obligation, as of January 1	$4,994	$2,691
Service cost	413	325
Interest cost	408	295
Plan amendments:
Prior service cost base adjustment	884	250
Actuarial (gain) loss	(450)	1,464
Benefits paid	(115)	(31)
Benefit obligation, as of December 31	$6,134	$4,994

Funded Status	$(6,134)	$(4,994)

The amounts included in “other liabilities” on the Statements of Condition for our Retirement BEP and SERP plans were $6.1 million and $5.0 million as of December 31, 2009 and 2008.

The following table summarizes the amounts recognized in accumulated other comprehensive loss as of December 31, 2009 and 2008.

	As of December 31,
Accumulated Other Comprehensive Loss	2009	2008
(in thousands)
Net actuarial loss	$157	$614
Prior service cost	2,941	2,325
Accumulated other comprehensive loss	$3,098	$2,939

 The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $3.2 million and $2.4 million as of December 31, 2009 and 2008.

The following table summarizes the components of the net periodic pension cost for our Retirement BEP and SERP plans and other amounts recognized in other comprehensive loss for the years ended December 31, 2009, 2008, and 2007.

	For the Years Ended December 31,
Net Periodic Pension Cost and Other Comprehensive Loss for the Retirement BEP and SERP	2009	2008	2007
(in thousands)
Net periodic pension cost:
Service cost	$413	$325	$210
Interest cost	408	295	179
Amortization of prior service cost	267	149	135
Amortization of net loss (gain)	8	(1)
Curtailment and settlement loss			117
Total net periodic pension cost	1,096	768	641
Other changes in benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(450)	1,464	(1,065)
Prior service cost	884	203	210
Amortization of net (gain) loss	(8)	1
Amortization of prior service cost	(267)	(149)	135
Total recognized in other comprehensive loss	159	1,519	(720)
Total recognized in net periodic pension cost and other comprehensive loss	$1,255	$2,287	$(79)

During the years ended December 31, 2009 and 2008, no curtailment loss was realized. We realized curtailment losses, net of settlement losses, of $117,000 as a result of the termination and retirement of certain highly compensated employees during the year ended December 31, 2007.

The following table summarizes the estimated net actuarial cost and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year.

Estimate
Estimated Amortization	For the Year Ending
from Accumulated Other Comprehensive Loss	December 31, 2010
(in thousands)
Prior service cost	$269
Total estimated amortization	$269

The measurement date used to determine the current year’s benefit obligation was December 31, 2009.

The following table summarizes the key assumptions used for the actuarial calculations to determine benefit for our Retirement BEP and SERP plans as of December 31, 2009 and 2008.

Projected Benefit Obligation	As of December 31,
Key Assumptions and Actuarial Calculations	2009	2008
(in percentages)
Discount rate	6.10	6.38
Salary increases	5.00	5.00

The 2009 and 2008 discount rates used to determine the benefit obligation of the Retirement BEP and SERP plans were determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. For 2009, the present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2009 for years one through 30. For 2008, the present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve at December 31, 2008, for years one through 30. For years 31 and beyond, due to significant decreases in the discount curve beyond 30 years, we calculated a single yield to be used after 30 years based on the entire yield curve. We then solved for the single discount rate that produced the same present value.

The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2009, 2008, and 2007.

Net Periodic Pension Cost	For the Years Ended December 31,
Key Assumptions and Actuarial Calculations	2009	2008	2007
(in percentages)
Discount rate	6.38	6.64	5.75
Salary increases	5.00	5.00	5.00

We established a rabbi trust to fund our supplemental retirement plans. In 2009, we contributed $656,000 to the rabbi trust. We made no contributions to the rabbi trust in 2008.

The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2009.

Estimated Future
Years	Benefit Payments
(in thousands)
2010	$31
2011	30
2012	30
2013	29
2014	28
2015-2019	598

Note 18—Estimated Fair Values

The Seattle Bank records derivative assets and liabilities, AFS securities, and rabbi trust assets (included in other assets), at fair value on the Statement of Condition. In addition, certain other assets, such as HTM securities and real estate owned, are measured at fair value on a non-recurring basis, as detailed below. Fair value is a market-based measurement and is defined as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date, considered from the perspective of a market participant that hold the asset or owes the liability. In general, the transaction price will equal the exit price and therefore represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, an entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

Fair Value Hierarchy

Under GAAP, a fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability. Fair value is the price in an orderly transaction between market participants for selling an asset or transferring a liability in the principal (or most advantageous) market for the asset or liability. In order to determine the fair value, or exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity’s own assumptions. We have classified our AFS and certain HTM securities, for which we have recorded other-than-temporary impairment charges on a non-recurring basis, as level 3 assets.

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

Fair Value on a Recurring Basis

The following tables present for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition as of December 31, 2009 and 2008.

	As of December 31, 2009
								Netting
Recurring Fair Value Measurement	Total	Level 1		Level 2		Level 3		Adjustment *
(in thousands)
Available-for-sale securities	$976,870	$		$			$976,870	$
Derivative assets	3,649				240,000			(236,351)
Other assets (rabbi trust)	3,704		3,704
Total assets at fair value	$984,223		$3,704		$240,000		$976,870	$(236,351)

Derivative liabilities	$(300,030)	$			$(587,519)	$		$287,489
Total liabilities at fair value	$(300,030)	$			$(587,519)	$		$287,489

	As of December 31, 2008
						Netting
Recurring Fair Value Measurement	Total	Level 1		Level 2	Level 3	Adjustment *
(in thousands)
Derivative assets	$31,984	$		$409,536	$	$(377,552)
Other assets (rabbi trust)	3,247		3,247
Total assets at fair value	$35,231		$3,247	$409,536	$	$(377,552)

Derivative liabilities	$(235,417)	$		$(694,192)	$	$458,775
Total liabilities at fair value	$(235,417)	$		$(694,192)	$	$458,775

*
Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral was $8.3 million and $81.4 million as of December 31, 2009 and 2008.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities.

The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008.

	Available-for-Sale
Fair Value Measurements Using Signficant Unobservable Inputs	PLMBS
(in thousands)
Balance as of December 31, 2008	$		$
Transfers from HTM to AFS securities (1)
Carrying value at date of transfer		778,893
Fair value increase upon transfer		176,458
Total transfers from HTM to AFS securities				955,351
Gains or losses (realized/unrealized) on changes in fair value included in earnings				(31,426)
Gains or losses (unrealized) in accumulated other comprehensive loss (2)				87,437
Settlements				(34,492)
Balance as of December 31, 2009				$976,870

(1)
During 2009, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a fair value of $955.4 million at the time of transfer. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer. As of December 31, 2009, the fair value of these securities continued to be determined using significant unobservable inputs (Level 3).

(2)	Amount excludes initial adjustment to the carrying value of the securities transferred to our AFS portfolio from our HTM portfolio in 2009.

Fair Value on a Non-Recurring Basis

We measure certain HTM securities and real estate owned at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of December 31, 2009 and recognized OTTI charges on those securities during the year ended December 31, 2009.
The HTM securities shown in the table below had a carrying value prior to impairment of $303.8 million. The table excludes impaired securities where the carrying value is less than fair value as of December 31, 2009. Additionally, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it classified as HTM.

The following table presents, by hierarchy level, HTM securities and real estate owned for which a non-recurring change in fair value has been recorded as of December 31, 2009.

	As of December 31, 2009

Non-Recurring Fair Value Measurements	Total	Level 2		Level 3
(in thousands)
Held-to-maturity securities	$194,127	$		$194,127
Real estate owned	1,732		1,732
Total assets at fair value	$195,859		$1,732	$194,127

	As of December 31, 2008

Fair Value Hierarchy	Total	Level 2	Level 3
(in thousands)
Held-to-maturity securities	$159,156	$	$159,156
Total assets at fair value	$159,156	$	$159,156

The fair values of the PLMBS in our HTM portfolio have been determined on the basis of market-based information provided by third-party pricing services. Prior to September 30, 2008, these assets were classified as level 2, as evidenced by observable trades in the market and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led us to conclude that the prices received from pricing services, which are derived from third party proprietary models, are reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, effective September 30, 2008, we consider these to be level 3 inputs.  See “—Financial Asset and Financial Liability Valuation Methodologies—Held-to-Maturity and Available-for-Sale Securities” above for additional information.

Financial Asset and Financial Liability Valuation Methodologies

The following estimated fair value amounts have been determined using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of December 31, 2009 and 2008. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table included in this note does not represent an estimate of overall market value of the Seattle Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Outlined below are the valuation methodologies for our financial assets and financial liabilities.

Cash and Due From Banks

The estimated fair value approximates the recorded carrying value.

    Securities Purchased Under Agreements to Resell/Securities Sold Under Agreements to Repurchase

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

Held-to-Maturity and Available-for-Sale Securities

We use prices from independent pricing services and, to a lesser extent, non-binding dealer quotes, to determine the fair values of substantially all of our HTM and AFS securities, for disclosure and non-recurring fair value measurements. During the third quarter of 2009, in an effort to achieve consistency among all the FHLBanks in determining the fair value of MBS, the FHLBanks formed the FHLBank System MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for MBS. As of December 31, 2009, all FHLBanks adopted this fair value methodology for PLMBS (residential, commercial, manufactured housing loans and home equity loan investments) and eight FHLBanks (including the Seattle Bank) adopted it for all other MBS. The remaining four FHLBanks expect to adopt the fair value methodology for all other MBS in a future financial reporting period.

Under this fair value methodology approved by the MBS Pricing Governance Committee, each FHLBank requests prices for either all MBS, or only for PLMBS, as applicable, from four specific third-party vendors and depending on the number of prices received for each security, selects a median or average price as defined by the fair value methodology. This methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., a security’s price is outside of established variance thresholds or the third-party vendors do not provide a price for a security), an FHLBank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. Prices for MBS held in common with other FHLBanks are reviewed for consistency. In adopting this common fair value methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

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

Generally, pricing services’ values and broker quotes obtained on level 3 instruments are indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO, geographical information, etc.), other broker indications, pricing trends, as well as our independent knowledge of the security’s collateral characteristics (e.g. geographical information, delinquencies, foreclosures and real estate owned).

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

Mortgage Loans Held for Portfolio

The estimated fair values for mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices can, however, change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

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

We are subject to credit risk on derivatives due to potential nonperformance by our counterparties. To mitigate this risk, we enter into master netting agreements for interest-rate-exchange agreements with highly rated institutions. In addition, we enter into bilateral security exchange agreements with all our derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to long-term counterparty credit ratings to limit our net unsecured credit exposure to these counterparties. The fair values are netted by counterparty where such legal right exists and offset against amounts recognized for collateral arrangements related to that counterparty. If these netted amounts are positive, they are classified as an asset and if negative, a liability. The estimated fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed.  The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.

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

Commitments

The estimated fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. The estimated fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties.

Fair Value Summary Table

   The following table summarizes the carrying value and estimated fair values of our financial instruments as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008

Estimated Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$731,430	$731,430	$1,395	$1,395
Deposit with other FHLBanks	32	32
Securities purchased under agreements to resell	3,500,000	3,500,020	3,900,000	3,900,096
Federal funds sold	10,051,000	10,051,096	2,320,300	2,320,300
Held-to-maturity securities	9,288,906	8,884,890	9,784,891	7,857,197
Available-for-sale securities	976,870	976,870
Advances	22,257,026	22,368,341	36,943,851	37,110,844
Mortgage loans held for portfolio, net	4,106,195	4,251,866	5,087,323	5,207,494
Accrued interest receivable	123,586	123,586	241,124	241,124
Derivative assets	3,649	3,649	31,984	31,984
Financial Liabilities
Deposits	(339,800)	(339,801)	(582,258)	(582,804)
Consolidated obligations, net:
Discount notes	(18,501,642)	(18,501,216)	(15,878,281)	(15,859,873)
Bonds	(29,762,229)	(30,095,231)	(38,590,399)	(39,073,154)
Mandatorily redeemable capital stock	(946,527)	(946,527)	(917,876)	(917,876)
Accrued interest payable	(207,842)	(207,842)	(337,303)	(337,303)
Derivative liabilities	(300,030)	(300,030)	(235,417)	(235,417)
Other
Commitments to extend credit for advances	(649)	(649)	(803)	(803)
Commitments to issue consolidated obligations		8,938		35,190

Note 19—Transactions with Related Parties and other FHLBanks

Transactions with Members

We are a cooperative whose members own our stock and may receive dividends on their investments in our stock. Virtually all our advances are initially issued to members, and all mortgage loans held for portfolio were purchased from members or former members. We also maintain demand deposit accounts, primarily to facilitate settlement activities that are directly related to advances. Such transactions with members are entered into during the normal course of business.

In addition, we have investments in federal funds sold, interest-bearing deposits, and MBS with members or their affiliates. All investments are transacted at market prices and MBS are purchased through securities brokers or dealers.

For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 5; HTM securities purchased from members or affiliates of certain members, see Note 6; concentration associated with advances, see Note 8; concentration associated with mortgage loans held for portfolio, see Note 9; and concentration associated with capital stock, see Note 16.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007. Certain disclosures concerning the December 31, 2008 HTM securities purchased from members and their affiliates have been revised from amounts previously disclosed. Specifically, we have increased HTM securities purchased from members and their affiliates by $88.9 million, to $3.3 billion, as of December 31, 2008.

	As of December 31,
Assets and Liabilities with Members and Affiliates	2009	2008
(in thousands)
Assets
Cash and due from banks	$200	$386
Securities purchased under agreements to resell	3,000,000
Federal funds sold	512,000	195,300
Available-for-sale securities	513,083
Held-to-maturity securities	1,161,517	3,260,810
Advances*	20,003,762	24,152,434
Mortgage loans held for portfolio	149,489	653,712
Accrued interest receivable	71,821	112,372
Total assets	$25,411,872	$28,375,014
Liabilities
Deposits	$334,892	$569,088
Mandatorily redeemable capital stock	89,468	126,874
Derivative liabilities	162,626	95,066
Other liabilities	977	2,096
Total liabilities	587,963	793,124
Capital
Capital stock:
Class B capital stock-putable	1,717,149	1,730,287
Class A capital stock-putable	132,518	117,853
Accumulated other comprehensive loss:
Non-credit portion of OTTI losses on available-for-sale securities	(358,290)
Non-credit portion of OTTI losses on held-to-maturity securities	(150,229)
Total capital	$1,341,148	$2,466,346
Other
Notional amount of derivatives	$18,564,767	$12,431,629
Letters of credit	$932,910	$913,858

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Years Ended December 31,
Income and Expense with Members and Affiliates	2009	2008	2007
(in thousands)
Interest Income
Advances*	$662,093	$1,230,149	$1,728,432
Prepayment fees on advances, net	7,959	22,001	2,595
Securities purchased under agreements to resell	2,363	11,858	2,964
Federal funds sold	796	10,246	24,515
Available-for-sale securities	14
Held-to-maturity securities	60,414	145,995	99,865
Mortgage loans held for portfolio	30,018	214,839	299,405
Other income		38	19
Total interest income	763,657	1,635,126	2,157,795
Interest Expense
Deposits	911	20,561	46,451
Consolidated obligations*	117,659	57,506	7,804
Mandatorily redeemable capital stock		397	439
Total interest expense	118,570	78,464	54,694
Net Interest Income	645,088	1,556,662	2,103,101
Other (Loss) Income
Service fees	2,644	1,873	1,676
Net OTTI credit loss	(162,048)	(93,026)
Net (loss) gain on derivatives and hedging activities	(13,672)	5,292	(5,502)
Total other (loss) income	$(173,076)	$(85,861)	$(3,826)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other similar transactions, although the Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.

    The following tables set forth information as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 with respect to transactions with related parties.  Certain disclosures concerning the December 31, 2008 HTM securities purchased from related parties and their affiliates have been revised from amounts previously disclosed.  Specifically, we have increased HTM securities purchased from related parties and their affiliates by $701.7 million, to $938.8 million, as of December 31, 2008.

	As of December 31,
Assets and Liabilities with Related Parties	2009	2008
(in thousands)
Assets
Cash and due from banks	$200	$
Securities purchased under agreements to resell	500,000
Available-for-sale securities	454,457
Held-to-maturity securities	846,041		938,784
Advances*	9,790,069		18,923,217
Mortgage loans held for portfolio	3,593,551		4,421,078
Accrued interest receivable	70,535		142,242
Total assets	$15,254,853		$24,425,321
Liabilities
Deposits	$16,641		$8,676
Mandatorily redeemable capital stock	790,764		772,259
Derivative liabilities	156,553		24,119
Other liabilities	14,170		16,978
Total liabilities	978,128		822,032
Capital
Capital stock:
Class B capital stock-putable	737,698		598,767
Class A capital stock-putable	4,784		6,112
Accumulated other comprehensive loss:
Non-credit portion of OTTI losses on available-for-sale securities	(312,390)
Non-credit portion of OTTI losses on held-to-maturity securities	(45,347)
Total capital	$384,745		$1,005,286
Other
Notional amount of derivatives	$12,198,343		$6,977,797
Letters of credit	$269,259		$699,176

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Years Ended Decemer 31,
Income and Expense with Related Parties	2009	2008	2007
(in thousands)
Interest Income
Advances*	$398,570	$627,638	$1,086,759
Prepayment fees on advances, net	4,135	21,854
Securities purchased under agreements to resell	4,120	6,807
Federal funds sold	329	1,098	9,064
Available-for-sale securities	462
Held-to-maturity securities	31,459	11,125	19,497
Mortgage loans held for portfolio	203,791	229,538	260,632
Total interest income	642,866	898,060	1,375,952
Interest Expense
Deposits	22	1,652	1,186
Consolidated obligations*	114,943	13,764	7,476
Total interest expense	114,965	15,416	8,662
Net Interest Income	527,901	882,644	1,367,290
Other (Loss) Income
Service fees	134	191
Net OTTI credit loss	(136,346)	(102,416)
Net (loss) gain on derivatives and hedging activities	(8,025)	(1,549)	(278)
Total other (loss) income	$(144,237)	$(103,774)	$(278)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties

In January 2009, Bank of America, N.A. (BANA) completed the acquisition of Merrill Lynch & Co. (Merrill Lynch). On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch. As part of this restructuring, outstanding advances of $411.2 million and Class B stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Class B stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. Since that date, Bank of America Oregon, N.A. has begun utilizing the transferred Class B stock for new advances with the Seattle Bank.

In September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. Effective October 7, 2008, we reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred its Class A stock and Class B stock to “mandatorily redeemable capital stock” on the Statement of Condition. Per our Capital Plan, Class A stock is redeemable six months after notification and Class B stock is redeemable five years after notification, subject to certain requirements. As a non-member, JPMorgan Chase Bank, N.A. is not eligible to initiate new advances or renew maturing advances. As of December 31, 2009, we had $2.2 billion in advances outstanding to JPMorgan Chase Bank, N.A., approximately 70% of which mature in the first quarter of 2010.

Transactions with Other FHLBanks

For the years ended December 31, 2008 and 2007 we earned interest income of $23.1 million and $109.6 million on other FHLBanks’ consolidated obligations included in our held-to-maturity securities portfolio. We held no investments in other FHLBanks’ consolidated obligations for the year ended December 31, 2009. For additional information on debt transfers to or from other FHLBanks, see Note 13.

Note 20—Commitments and Contingencies

As described in Note 13, consolidated obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009 and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so.

We determined it was not necessary to recognize a liability for the fair value of the FHLBank’s joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2009 and 2008. The par amounts of the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable were approximately $930.6.0 billion and $1.3 trillion as of December 31, 2009 and 2008.

During the third quarter of 2008, the Seattle Bank and each of the other 11 FHLBanks entered into lending agreements with the U.S. Treasury in connection with the U.S. Treasury’s establishment of a government-sponsored enterprise credit facility (GSECF), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF were considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowing were to be agreed to at the time of issuance. Loans under a Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank advances to members and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral could be increased or decreased (subject to the approval of the U.S. Department of Treasury (U.S. Treasury)) at any time through the delivery of an updated listing of collateral. The GSECF expired on December 31, 2009. No FHLBank drew on this available source of liquidity prior to expiration.

Commitments that legally bind us for additional advances totaled $6.5 million and $20.8 million as of December 31, 2009 and 2008. Commitments generally are for periods up to 12 months.

Standby letters of credit are executed for members for a fee. Standby letters of credit are generally short-term financing arrangements (approximately 61% of our standby letters of credit have terms of one year or less) between the Seattle Bank and a member. If the Seattle Bank is required to make payment for a beneficiary’s draw, that amount is converted into a collateralized advance to the member.

The following table summarizes our outstanding standby letters of credit as of December 31, 2009 and 2008.

	As of December 31,
Standby Letters of Credit	2009	2008
(in thousands, except years)
Outstanding notional	$932,910	$913,858
Original terms	20 days to 7.5 years	6 days to 10 years
Final expiration year	2012	2011
Commitment notional	$50,000	$50,000
Original terms	2 years	2 years
Final expiration year	2010	2010

Unearned fees for standby letter of credit transactions as well as the fair value of the guarantees related to standby letters of credit, are recorded in other liabilities and were $275,000 and $204,000 as of December 31, 2009 and 2008. Based on our credit analyses and collateral requirements, we did not consider it necessary to have any provision for credit losses on these commitments. Commitments are fully collateralized at the time of issuance (see Note 8).

We monitor the creditworthiness of our standby letters of credit based on an evaluation of the guaranteed entity. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that result in an internal credit rating.

We have entered into standby bond purchase agreements with state housing authorities within our district, whereby for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. The bond purchase commitments entered into by us expire in May 2011, although some are renewable at our option. Total commitments for standby bond purchases were $48.7 million and $52.7 million as of December 31, 2009 and 2008, with one state housing authority. During 2008, we were required to purchase one bond under this agreement, which we subsequently resold to the remarketing agent. In 2009, we were not required to purchase any bonds under these agreements. Based on our credit analysis as of December 31, 2009, we do not consider it necessary to have a provision for credit losses on these agreements.

We generally execute derivatives with major banks and broker-dealers and enter into master agreements containing specific bilateral collateral requirements based upon applicable counterparty credit ratings and dollar thresholds. As of December 31, 2009 and 2008, we had no securities pledged as collateral that could be sold or repledged.

We charged to operating expenses net rental costs of $2.5 million, $2.3 million, and $2.5 million for the years ended December 31, 2009, 2008, and 2007. The following table summarizes our future minimum rentals as of December 31, 2009.

Future Minimum Lease Commitments	Minimum Commitment
(in thousands)
2010	$3,190
2011	3,304
2012	3,358
2013	1,154
Total	$11,006

    Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on our results of operations.

As of December 31, 2009 and 2008, there were no investments that had been traded but not settled. We entered into agreements to issue $875.0 million and $1.1 billion par value of consolidated obligation bonds as of December 31, 2009 and 2008. We had unsettled interest-exchange agreements with a notional of $525.0 million as of December 31, 2009. We had no unsettled agreements entered into consolidated obligation discount notes as of December 31, 2009 and 2008 or unsettled interest-rate exchange agreements as of December 31, 2008.

We are subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not believe that the ultimate liability, if any, arising out of these matters will have a material effect on our financial condition or results of operations.

Notes 1, 6, 8, 11, 12, 13, 14, 15, and 16 discuss other commitments and contingencies.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data

    Quarterly supplementary financial data for each full quarter in the years ended December 31, 2009 and 2008 are included in the tables below:

	2009 Quarter Ended
Quarterly Financial Data	December 31		September 30		June 30		March 31
(in thousands, except per share data)

Interest income		$156,839		$183,874		$222,326		$315,232
Interest expense		111,960		135,976		174,247		240,868
Net interest income		44,879		47,898		48,079		74,364
Provision for credit losses on mortgage loans held for portfolio		355		14		257
Net interest income after provision for credit losses		44,524		47,884		47,822		74,364
Net OTTI loss recognized in income		(47,663)		(130,100)		(61,751)		(71,668)
Other non-interest (loss) income		(309)		3,082		(7,890)		(6,882)
Total non-interest (loss) income *		(47,972)		(127,018)		(69,641)		(78,550)
Non-interest expense		13,861		14,672		12,483		12,006
Loss before assessments		(17,309)				(34,302)		(16,192)
Assessments								33
Net (loss) income		$(17,309)		$(93,806)		$(34,302)		$(16,225)

Class B dividends per share	$		$		$		$
Class A dividends per share	$		$		$		$

	2008 Quarter Ended
Quarterly Financial Data	December 31		September 30	June 30	March 31
(in thousands, except per share data)

Interest income		$484,570	$522,930	$533,002	$705,887
Interest expense		464,017	479,736	482,910	641,137
Net interest income		20,553	43,194	50,092	64,750
Net OTTI loss recognized in income		(254,413)	(49,830)
Other non-interest (loss) income		(9,320)	3,488	1,366	(9,833)
Total non-interest (loss) income *		(263,733)	(46,342)	1,366	(9,833)
Non-interest expense		13,223	22,380	11,800	12,008
(Loss) income before assessments		(256,403)	(25,528)	39,658	42,909
Assessments		(15,215)	(6,741)	10,552	11,404
Net (loss) income		$(241,188)	$(18,787)	$29,106	$31,505

Class B dividends per share	$		$0.35	$0.35	$0.25
Class A dividends per share	$		$0.52	$0.80	$1.14

Investment Securities

Supplementary financial data on our investment securities are included in the table below.

Held-to-Maturity Securities

The tables below present the composition of our held-to-maturity securities by major security type as of December 31, 2009 and 2008, and the maturity yield as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted-Average Yield
(in thousands, except percentages)
Other U.S. Agency Obligations
Within one year	$2,706	7.77	$
After one year but within five years	16,293	6.09	27,343	6.38
After five year but within 10 years	13,221	1.21	4,622	3.00
After 10 years	19,464	1.68	32,199	2.22
Total	$51,684	2.88	$64,164	4.04
Government-Sponsored Enterprises
Within one year	$204,569	2.95	$274,888	3.50
After one year but within five years	388,811	6.07	600,716	5.02
Total	$593,380	5.01	$875,604	4.53
State or Local Housing Agency Obligations
After 10 years	$4,130	0.64	$5,700	2.17
Total	$4,130	0.64	$5,700	2.17
Other
Within one year	$2,903,000	0.18	$1,250,000	1.36
Total	$2,903,000	0.18	$1,250,000	1.36
Mortgage-Backed Securities
Within one year	$5	8.39	$
After one year but within five years	8,239	4.26	13,811	4.31
After five year but within 10 years	647,116	2.27	361,526	4.04
After 10 years	5,081,352	2.18	7,214,086	2.53
Total	$5,736,712	2.20	$7,589,423	2.60

Available-for-Sale Securities

The tables below present the composition of our available-for-sale securities by major security type as of December 31, 2009 and 2008, and the maturity yield as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
	Carrying Value	Weighted-Average Yield	Carrying Value	Weighted-Average Yield
(in thousands, except percentages)
Mortgage-Backed Securities
After 10 years	$976,870	3.08	$
Total	$976,870	3.08	$

Maturities of Member Term Deposits

The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2009 and 2008.

	As of December 31,
	2009	2008
(in thousands)
Within three months	$75,660	$156,305
After three months but within six months	800	22,700
After six months but within 12 months	250	13,675
Total	$76,710	$192,680

Short-Term Borrowings

Borrowings with original maturities of one year or less are considered short-term. The following is a summary of short-term borrowings as of December 31, 2009 and 2008.

	As of December 31,
	2009		2008
(in thousands, except percentages)
Consolidated Obligation Discount Notes
Outstanding balance at year-end		$18,501,642		$15,878,281
Weighted-average interest rate at year-end		0.23%		1.14%
Daily average outstanding balance for the year		$19,666,307		$21,488,466
Weighted-average interest rate for the year		0.35%		2.33%
Highest outstanding balance at any month end		$23,487,016		$30,293,397

Other Short-Term Borrowings
Outstanding balance at year-end	$		$
Weighted-average interest rate at year-end
Daily average outstanding balance for the year		$1,275		$137,851
Weighted-average interest rate for the year		0.10%		2.41%

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

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

The Seattle Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2009 based on the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2009.

The effectiveness of the Seattle Bank’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Report of Independent Registered Accounting Firm” of this report.

Changes in Internal Control Over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2009 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. Other than the remediation of the material weakness discussed below, there were no changes in internal control over financial reporting for the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

Remediation Activities Relating to Previously Identified Material Weakness

As of December 31, 2008, we had not maintained an effective control environment based on the criteria established in the COSO Framework, and as of September 30, 2009, we had not fully remediated such control environment, specifically:

·
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

·
We did not establish and maintain an adequate assignment of authority and segregation of duties among members of management. Specifically, a member of senior management and an analyst that participated in OTTI evaluation for PLMBS were members of the department which was also responsible for the purchase of such securities.

We implemented new control enhancements to address this material weakness during the first nine months of 2009.  For example, we evaluated and made changes to our management committee structure to help ensure appropriate oversight and segregation of duties through the participation of key managers from different departments across the organization responsible for developing, benchmarking, and documenting assumptions and processes used for significant accounting estimates and valuations, including identification of key control points.  New control enhancements included:

·
During the first quarter of 2009, we established specialized management committees to oversee our processes and policies with respect to (1) the amortization of premiums and the accretion of discounts on mortgage-related assets and (2) derivative strategies and documentation, effectiveness testing, and accounting and disclosure requirements for derivatives and hedging.

In April 2009, we made certain changes to our senior management team, including the hiring of a new chief risk officer and the appointment of a new chief operating officer, which were intended in part to strengthen our risk management.

·	In May 2009, we established a new Board-level committee, the Risk Committee, to provide enhanced oversight of risk management activities. This committee held its first meeting in July 2009.

·
During the first and second quarters of 2009, we implemented changes to our OTTI evaluation process for PLMBS, including the establishment of a new OTTI management committee at the Seattle Bank and participation in an FHLB System OTTI committee.

·	In September 2009, to ensure appropriate oversight, we evaluated the entire committee structure and made enhancements to our documentation of committee responsibilities.

During the fourth quarter of 2009, we tested and evaluated the operation of the control enhancements we had made during the first three quarters of 2009 to our control environment and concluded that the material weakness related to our control environment had been remediated as of December 31, 2009.

ITEM 9B.  OTHER INFORMATION

Under the FHLBank Act, no matters are submitted to shareholders for a vote except the election of the Seattle Bank’s directors. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance” for a discussion of the election process and information relating to our current directors. See our Current Report on Form 8-K filed with the SEC on September 28, 2009 for more information relating to the election of member directors Craig A. Dahl, Russell J. Lau, and James G. Livingston and our Current Report on Form 8-K filed with the SEC on November 20, 2009 for more information relating to the election of independent and public interest directors Frederick C. Kiga and Cynthia A. Parker.

Our chief counsel, Gerard J. Champagne, has notified the Seattle Bank of his intention to retire effective April 15, 2010.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Governance

The Housing Act, enacted in July 2008, included provisions that modify the governance requirements, including eligibility, compensation, and elections for FHLBank boards of directors. Specifically, the Housing Act changed the appointive director positions to non-member independent director positions elected on a district-wide basis and requires that two-fifths (2/5) of an FHLBank board be non-member independent directors.

The Seattle Bank’s Board comprises non-member independent directors and directors elected from member institutions. Eligibility for election to the Board and continuing service on the Board are determined by Finance Agency regulations. Each director must be a citizen of the United States. Each non-member independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a member of the Seattle Bank. A non-member independent director may not serve as an officer of any FHLBank or as a director, officer, or employee of any member of the Seattle Bank. At least two independent directors must also qualify as public interest directors. Public interest directors must have more than four years experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, an independent director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.

On June 1, 2009, the Finance Agency completed its annual designation regarding the size and composition of directorships for the FHLBanks. As a result of the Finance Agency’s designation, effective January 1, 2010, the size of the Seattle Bank’s board of directors was reduced from 17 to 16 and the number of member directors decreased from 10 to nine, eliminating one member director seat in the State of Washington.

The terms of directorship are four years, except in certain instances where a shorter term would allow for the implementation of staggered expiration of director terms so that only a percentage of the board is elected in any given year. Directors are subject to limits on the number of consecutive terms they may serve, in so far as a director who has served three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.

Our current Board comprises seven independent directors and nine member directors. Three of the independent directors also serve as public interest directors. Each of the member director positions is allocated to a specific state in our district, and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. Of our nine member director positions, two are allocated to Washington, and one is allocated to each of the other states in our district (including, in the case of Hawaii, certain U.S. territories). We hold elections each year for the member director positions that will become vacant at yearend. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each member director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.

Independent directors are nominated by our Board in consultation with the Seattle Bank’s Affordable Housing Advisory Council after review of candidate eligibility and qualifications. Prior to placing a name on the ballot, we submit nominee qualifications to the Finance Agency for review. Nominees are elected on a district-wide basis, with the nominee receiving the most votes being declared the winner. Nominees must receive at least 20% of the number of votes eligible to be cast. If an unopposed nominee receives less than 20% of eligible votes, a new election will be conducted. The Seattle Bank implemented the independent director election process for director terms beginning January 1, 2009.

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

For additional information regarding Finance Agency action relating to FHLBank director eligibility and election, see “Part I. Item 1. Business—Legislative and Regulatory Developments—Housing and Economic Recovery Act—Corporate Governance of the FHLBanks.”

The Board has adopted a code of ethics for the Seattle Bank’s employees, including the president and chief executive officer, chief financial officer, chief accounting and administrative officer, controller, and individuals performing similar functions, which establishes conduct standards and policies to promote an honest and ethical work environment. This code of ethics is available on the Seattle Bank’s website at www.fhlbsea.com/ourcompany/corporategovernance/, and the Seattle Bank will disclose any applicable waivers granted under its code of ethics at such website address.

See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence" for information on our standing audit committee, its financial expert, and audit committee member independence.

Directors

Information regarding the current directors of the Seattle Bank as of March 19, 2010 is provided below.

		Bank Director	Expiration of	Board Position and
Name	Age	Since	Term as Director	Committee Membership
William V. Humphreys	62	2006	December 31, 2012	Chairman; Executive (Chair); Audit and Compliance; Governance, Budget and Compensation
Craig E. Dahl	60	2004	December 31, 2013	Vice Chair; Executive (Vice Chair); Audit and Compliance; Financial Operations and Affordable Housing
Les AuCoin(2)	67	2007	December 31, 2012	Governance, Budget and Compensation; Financial Operations and Affordable Housing
Mike Daly	58	2002	December 31, 2010	Executive; Financial Operations and Affordable Housing; Governance, Budget and Compensation
Marianne M. Emerson (1)	62	2008	December 31, 2010	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Daniel R. Fauske (1)	59	2004	December 31, 2010	Executive; Financial Operations and Affordable Housing
Frederick C. Kiga(2)	57	2007	December 31, 2011	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Russell J. Lau	57	2005	December 31, 2013	Financial Operations and Affordable Housing (Chair); Risk (Vice Chair); Executive
James G. Livingston	44	2007	December 31, 2013	Audit and Compliance; Financial Operations and Affordable Housing
William A. Longbrake	67	2002	December 31, 2010	Governance, Budget and Compensation (Chair); Executive; Risk
Cynthia A. Parker(2)	56	2007	December 31, 2013	Audit and Compliance (Vice Chair); Risk
Park Price	67	2006	December 31, 2010	Financial Operations and Affordable Housing (Vice Chair); Audit and Compliance; Risk
Donald V. Rhodes	74	2005	December 31, 2012	Risk (Chair); Governance, Budget and Compensation (Vice Chair); Executive
Jack T. Riggs, M.D. (1)	55	2004	December 31, 2010	Audit and Compliance; Governance, Budget and Compensation
David F. Wilson(2)	63	2007	December 31, 2012	Governance, Budget and Compensation; Risk
Gordon Zimmerman	47	2007	December 31, 2011	Audit and Compliance (Chair); Executive; Risk

(1)	Appointed by the Finance Agency.
(2)	Independent director elected in 2008 or 2009

The following is a biographical summary of the business experience of each of our directors as of March 19, 2010. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.

William V. Humphreys has served as a director of the Seattle Bank since 2006 and as chairman since January 2010. Mr. Humphreys has served as president and chief executive officer of Citizens Bank in Corvallis, Oregon, a commercial banking services provider, since 1996 and as president and chief executive officer of Citizens Bancorp, a publicly traded bank holding company, since 1997. He serves as a director of Citizens Bancorp. Mr. Humphreys currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

Craig E. Dahl has served as a director of the Seattle Bank since 2004 and as vice chair since May 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and a director of Alaska Pacific Bancshares, Inc. and its wholly owned subsidiary, Alaska Pacific Bank, each federally chartered savings banks. Mr. Dahl currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

Les AuCoin has served as a director of the Seattle Bank since 2007. Prior to his retirement, from 1996 to 1998, Mr. AuCoin served as president and chief executive officer of the Oregon Health Sciences Foundation, a nonprofit organization providing philanthropic support for Oregon Health Sciences University. From 1998 to 2002 he served as the Glenn L. Jackson Professor of Political Science at Southern Oregon University. Mr. AuCoin was previously a member of the Seattle Bank’s Board from 1994 to 2000.

    Mike Daly has served as a director of the Seattle Bank since 2002 and previously served as chair from May 2005 through December 2009. In 1981, Mr. Daly opened First State Bank, an independent community bank in Wheatland, Wyoming, where he serves as chairman of the board. Since 1985, Mr. Daly has served as chairman, president, and chief executive officer of Wheatland Bankshares, Inc., a single bank holding company that owns 100% of First State Bank.

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

Frederick C. Kiga has served as a director of the Seattle Bank since 2007. In February 2010, Mr. Kiga began serving as director of tax policy for Amazon.com, Inc., an online retailer. From 2007 until February 2010 he was vice president for government relations and global corporate citizenship for the Boeing Company, an aerospace company. Mr. Kiga served as director of corporate and government relations for the Russell Investment Group, an investment company, in Tacoma, Washington from 2003 through 2007. In August 2003, he served as chief of staff to Washington State Governor Gary Locke.

Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004.

James G. Livingston has served as a director of the Seattle Bank . From 2001 to 2003, Dr. Riggs served as Lieutenant Governor of Idaho.

David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has owned Wilson Construction LLC, a residential construction company, since 1997 and has served as chairman of the Idaho Housing and Finance Association since December 2009 and as a commissioner since 1995.

    Gordon Zimmerman has served as a director of the Seattle Bank’s Board since 2since 2007. Mr. Livingston has served as vice president in the investments division at Zions First National Bank, a national banking association, since 2005. Mr. Livingston served as director of financial research at Ziff Brothers Investments, a hedge fund, from 2001 through 2004.

William A. Longbrake has served as a director of the Seattle Bank since 2002. Mr. Longbrake has served as a director of First Financial Northwest, Inc., a savings and loan holding company, and its subsidiary, First Savings Bank Northwest, a chartered stock savings bank, since 2008. Mr. Longbrake previously served in a variety of positions at Washington Mutual, Inc., a national financial services company, including serving as its vice chair and chief enterprise risk officer from 2002 to 2004, and as its vice chair and chief financial officer from 1999 to 2002.

Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, since 2008. Ms. Parker has recently been appointed President and CEO of Bridge Housing, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco. Ms. Parker previously served as senior vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008.

Park Price has served as a director of the Seattle Bank since 2006. Mr. Price has served as chief executive officer of the Bank of Idaho, an independent community bank, since December 2009, as its president since 2003 and as a director since 1999. He was owner and president of Park Price Motor Company, an automotive dealer, in Pocatello, Idaho, from 1979 to 2003.

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

Jack T. Riggs, M.D. has served as a director of the Seattle Bank since 2004. Dr. Riggs has also served as chief executive officer of Pita Pit USA, Inc., a restaurant chain, since 2005. Dr. Riggs was a partner in the Northern Idaho Medical Care Centers, PLLC, an urgent-care medical practice, from 1981 until October 2008007. Mr. Zimmerman has served as the president and a director of Community Bank, Inc., in Ronan, Montana, since 2003. From 1998 to 2003, he served as chief financial officer, president, and a board member of Pend Oreille Bank in Sandpoint, Idaho.

Executive Officers

The following table sets forth information about the executive officers of the Seattle Bank as of March 19, 2010.

			Seattle Bank
			Employee
Executive Officer	Age	Capacity in Which Served	Since
Richard M. Riccobono	52	President and Chief Executive Officer	2005
Vincent L. Beatty	50	Senior Vice President, Chief Financial Officer	2004
Gerard J. Champagne	58	Senior Vice President, Chief Counsel	2008
Christina J. Gehrke	45	Senior Vice President, Chief Accounting and Administrative Officer	1998
Steven R. Horton	49	Senior Vice President, Chief Operating Officer	1992
John P. McMurray	51	Senior Vice President, Chief Risk Officer	2009
Lisa A. Grove	46	Vice President, Director of Audit	2004

Richard M. Riccobono has served as president and chief executive officer of the Seattle Bank since May 2007. From August 2005 until May 2007, Mr. Riccobono served as executive vice president, chief operating officer of the Seattle Bank. From 1989 until 2005, Mr. Riccobono served at the Office of Thrift Supervision (OTS), including as deputy director from 1998 until 2005. Prior to his tenure at the OTS, he served in various positions at the FHLBank of Atlanta and FHLBank of Boston. Mr. Riccobono currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.

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

Gerard J. Champagne has served as senior vice president, chief counsel of the Seattle Bank since March 2008 and as external counsel to the Seattle Bank since 2005. Prior to his retirement in 2004, Mr. Champagne served in a number of positions at the Federal Home Loan Bank of Boston, including executive vice president, general counsel. Mr. Champagne has notified the Seattle Bank of his intention to retire effective April 15, 2010.

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

Steven R. Horton has served as senior vice president, chief operating officer of the Seattle Bank since May 2009. Mr. Horton served as the Seattle Bank’s senior vice president, chief risk officer from July 2005 until May 2009. From October 2004 until July 2005, Mr. Horton served as senior vice president, interim chief financial officer of the Seattle Bank. In addition, from 2003 until November 2004, Mr. Horton served as senior vice president, chief credit officer of the Seattle Bank and from 1992 to 2003 as vice president and manager of the Seattle Bank’s asset/liability management group.

John P. McMurray has served as senior vice president and chief risk officer of the Seattle Bank since May 2009.  From December 2008 until May 2009, Mr. McMurray worked with the Seattle Bank as a consultant, focusing on improvements to the Seattle Bank's OTTI processes.  From September 2007 until November 2008, Mr. McMurray was employed by JPMorgan Chase & Co., a national financial services company, and Washington Mutual, Inc., whose banking operations were acquired by JPMorgan Chase in late 2008. Mr. McMurray joined Washington Mutual as chief credit officer in August 2007 and was chief enterprise risk officer from April 2008 until November 2008. On September 26, 2008, Washington Mutual, Inc. filed a petition for Chapter 11 protection in the United States Bankruptcy Court for the District of Delaware. Mr. McMurray's previous positions included senior roles, including chief risk officer, at national financial services companies Countrywide Financial Corp. and Bank of America Corp. (following its acquisition of Countrywide) from 2003 until September 2007.

Lisa A. Grove has served as vice president, director of auditing since July 2007 and acting director of auditing from May 2007 to July 2007. Ms. Grove served as assistant vice president and audit services manager from May 2006 to May 2007 and as an audit project manager from 2004 to May 2006. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Inc. as an audit manager from 1999 to 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Process

The Seattle Bank does not utilize compensation policies or practices creating risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the bank. This Compensation Discussion and Analysis generally describes our compensation policies and practices that are applicable for our executive management included in “Part III. Item 10. Directors, Executive Officers, and Corporate Governance—Executive Officers. Our named executive officers include our president and chief executive officer, our chief financial officer, our chief accounting and administrative officer, and our other two most highly compensated officers.

The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s compensation philosophy and objectives, while promoting accountability and transparency in the process of setting compensation, and the Governance, Budget and Compensation Committee of the Board (GBC Committee) is responsible for overseeing our compensation and benefits programs. In carrying out its responsibilities, the Board and the GBC Committee may rely on the assistance and advice of our management and other advisors as needed.

The following table summarizes the responsibilities with regard to the Seattle Bank’s executive compensation and benefits and the party or parties responsible for each task.

	Board of Directors	Governance, Budget and Compensation Committee	Executive Committee	President and Chief Executive Officer
Establishes overall structure of the Seattle Bank's compensation and benefit programs (e.g., the compensation program's three components described below)	X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide incentive goals and targets		X
Approves bank-wide incentive goals, targets, and payout percentages under incentive programs	X
Establishes individual performance goals and evaluates performance for			President and Chief Executive Officer	Other Executive Officers*
Recommends base salary and merit increases for			President and Chief Executive Officer	Other Executive Officers*
Approves merit increases or other base salary adjustments and changes to other compensation and benefit packages for		Other Executive Officers*	President and Chief Executive Officer

*	“Other Executive Officers” refers to our executive officers, including our named executive officers, other than the president and chief executive officer.

Finance Agency Oversight

The Housing Act provides the Director of the Finance Agency the authority to prevent an FHLBank from paying compensation to its executive officers, including its named executive officers, that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Since October 2008, the FHLBanks have been required to submit all compensation actions involving a named executive officer to the Finance Agency for a review of reasonableness at least four weeks prior to a final decision by the Board and the GBC and Executive Committees, as applicable, on that compensation. In addition, the Finance Agency has proposed certain regulations that may impact named executive officer compensation, including regulations regarding “golden parachute” payments and indemnification payments.

In October 2009, the Finance Agency also released guidance outlining principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at an FHLBank should be reasonable and comparable to that of similar positions at similar businesses and consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years. We are currently reviewing our executive compensation plans to ensure that they are consistent with the Finance Agency's current and proposed regulations and guidance, including principles regarding sound risk management and emphasis on long-term incentive compensation. See “Part I. Item 1. Business—Legislative and Regulatory Developments” for additional information on the guidance and proposed regulations.

In February 2010, the Seattle Bank submitted to the Finance Agency the proposed 2009 incentive award amounts for the named executive officers following Board approval (subject to the Finance Agency’s review and non-objection). Following expiration of the Finance Agency’s four-week review period, long-term incentive awards were provisionally credited to the named executive officers.  For 2009, as described below, no annual incentive awards were paid to the named executive officers.

Proposed 2010 merit increases for the named executive officers will be reviewed by the Board in late March 2010 and if approved, submitted to the Finance Agency. Upon review and non-objection of the Finance Agency, merit increases for the named executive officers will be implemented retroactive to January 1, 2010.

Executive Compensation Program Objectives

We believe that attracting and retaining talented executives is essential to the achievement of the Seattle Bank’s mission and strategically aligned goals (as discussed further below). The Seattle Bank’s total compensation program, which includes base salary, annual and long-term cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits, is fair, market-driven, performance-based, and rewards our executives for the quality of their stewardship in the attainment of the Seattle Bank’s mission, annual and long-term business strategies, and individual performance objectives.

We draw our executives from broad industry groups (primarily in corporate banking and risk management) and a wide geographic area. In determining compensation levels for each executive officer position, we utilize the FHLBank System Key Position Survey, which provides senior and middle management compensation data from the 12 FHLBanks, and is prepared annually by Riemer Consulting, an independent compensation consultant. In addition, for 2009, the Board engaged McLagan Partners, Inc., a nationally recognized global compensation consulting firm, to provide compensation data on positions that are similar in scope, experience, complexity, and responsibilities to particular positions at the Seattle Bank. This data consists of compensation composites for executive positions from a large number of companies within general industry categories, such as U.S. major market corporate banking and risk management. A representative sample of companies included in the composite compensation data is shown below. However, reliance is not made on any single company as only composite data is provided by McLagan Partners, Inc. and reviewed by the Seattle Bank.

AIB Capital Markets	Commerzbank	PNC Bank
Australia & New Zealand Banking Group	Dexia	Rabobank Nederland
Bank Hapoalim	Fannie Mae	RBS/Citizens Bank
Bank of America	Fifth Third Bank	Regions Financial Corporation
Bank of the West	Fortis Financial Services LLC	Royal Bank of Canada
Bank of New York Mellon	Freddie Mac	Royal Bank of Scotland
The Bank of Nova Scotia	GE Commercial Finance	Royal Bank of Scotland (including ABN AMRO)
Bank of Tokyo - Mitsubishi UFJ	HSBC Bank	Skandinaviska Enskilda Banken
Bayerische Landesbank	HSBC Corporate Global Banking & Markets	Societe Generale
BMO Financial Group	ING	Sovereign Bank
BNP Paribus	JP Morgan Chase	Standard Chartered Bank
Branch Banking & Trust Co.	KBC Bank	State Street Bank & Trust Company
Brown Borthers Harriman & Co.	KeyCorp	SunTrust Banks
Calyon	Lloyds Banking Group	SVB Financial Group
Capital One	Marshall & Ilsley Corporation	Synovus
CIBC World Markets	Mitsubishi UFJ Trust & Banking Corporation	The Sumitomo Trust & Banking Co., Ltd.
The CIT Group	Mizuho Corporate Bank, Ltd.	Union Bank of California
Citi Global Consumer Group	National Australia Bank	Wachovia Corporation
Citigroup	Natixis	Wells Fargo Bank
Citizens Bank	Nord/LB

    Total compensation for our named executive officers, including base salary, cash incentives, and retirement plans, is generally set comparable to the median total compensation for matched positions in the approximate peer group, and may be adjusted above or below market depending upon experience, qualifications, and responsibilities. We believe that this level of compensation will allow us to attract and retain highly qualified executives to the Seattle Bank. Individual elements of compensation are not targeted at a particular benchmark due to differences in number and type of components included within compensation program structures. For example, stock and stock options, which are often a key element at many public companies, are not an available compensation element at the Seattle Bank because our stock can only be sold or purchased by our members at par value.

Elements of the Executive Compensation Program

Our executive compensation program consists of in-service benefits, including cash-based compensation (base salary and short- and long-term incentives) and retirement benefits, health and welfare benefits, and severance benefits. As noted above, we are precluded from offering equity-based compensation and consequently, we rely on a mix of non-equity compensation elements to attract, retain, and reward executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.

Base Salary

Base salary is a fundamental component of our executive compensation program and helps ensure that we are successful in attracting and retaining executives. Base salary levels are determined using a combination of factors including:

•	FHLBank System Key Position Survey;

•	position-specific composite compensation data from our compensation consultant; and

•	an individual’s experience and education relative to the responsibilities of the position.

Generally, the FHLBank System Key Position Survey data is given more weight in the determination of base salary due to similarities in the business models and job functions and responsibilities at the other FHLBanks. However, because our compensation philosophy is based on total compensation and is market-driven (median-based), we also consider U.S. major market corporate banking and risk management composite data and an executive’s experience and education in determining base salary. For example, to attract and retain an executive with significant experience in a particular area of expertise, a higher base salary than would be indicated by the FHLBank System Key Position Survey or the composite market data may be offered or paid. Further, increases to base salary may also vary between executives. For example, an executive whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive an adjustment to compensation, such as a larger merit increase than another executive whose total compensation is at or above his or her relevant market-based total compensation. The president and chief executive officer has an employment agreement that provides for a minimum base salary which was similarly determined using the FHLBank System Key Position Survey data and composite compensation data provided by McLagan Partners, Inc.

At the beginning of each year, the Executive Committee reviews and gives consideration to changes in base salary for our president and chief executive officer and the GBC Committee reviews and gives consideration to changes in base salary changes for our other executive officers, including our other named executive officers. These changes are based upon a review of the FHLBank System Key Position Survey data, market data, and, in the case of executive officers other than the president and chief executive officer, recommendations from the president and chief executive officer on individual performance and contributions to the achievement of the Seattle Bank’s goals and objectives, as discussed in more detail in “Short-Term and Long-Term Cash-Based Incentive Compensation Plans—Short-Term Cash-Based Incentive Compensation Plans” below. For 2009, due primarily to the financial performance of the Seattle Bank, our named executive officers did not receive any base salary increases.

Short-Term and Long-Term Cash-Based Incentive Compensation Plans

We maintain short- and long-term cash-based incentive compensation plans for certain of our employees, including our named executive officers. Our cash-based incentive compensation awards are designed to incentivize and reward our named executive officers’ contributions to our annual business objectives and longer-term strategic goals.

Short-Term Cash-Based Incentive Compensation Plans

We maintain the following short-term cash-based incentive compensation plans for our named executive officers:

•	Bank Incentive Compensation Plan - Annual Plan for the President and Chief Executive Officer (Annual CEO BICP); and

•	Bank Incentive Compensation Plan - Annual Plan for Exempt Staff and Officers (Annual BICP), from which the president and chief executive officer is excluded from participation.

Short-term cash-based incentive opportunity is based on a percentage of a named executive officer’s earned base salary, which percentages vary among individuals based on title, job responsibilities, ability to impact the achievement of the Seattle Bank’s objectives, and other factors. Payouts under the Annual CEO BICP or Annual BICP depend upon a named executive officer’s award opportunity level and ultimate achievement of pre-established bank-wide goals, which strategically align with the Seattle Bank’s mission, and individual performance goals. Although the Executive Committee or the GBC Committee may, in its discretion, modify this requirement, the Annual CEO BICP and Annual BICP require an overall achievement of a minimum, or threshold, performance of the bank-wide goal(s) to trigger payment of awards, regardless of achievement of individual performance goals. Following the one-year award period, if overall, the bank-wide goals have been achieved at the threshold level, the bank-wide incentive award for each goal is determined based on a linear approach at or between threshold and target, or target and maximum, and is adjusted based on an evaluation of individual performance using one of the following categories: more is expected; meets all goals; exceeds expectations; and recognized enterprise performance. No Annual CEO BICP or Annual BICP award is generally paid to named executive officers who do not meet their individual performance goals, even if the bank-wide goal(s) have been achieved. The named executive officer must be in the employ of the Seattle Bank on the payment date under the incentive plan to receive any incentive compensation for the period. The incentive plan payments are generally made in February of the year following the end of the annual incentive period.

When selecting the bank-wide goals, our Board considers, among other things, our strategic plan, operational initiatives that are key to our growth, risk management, and member service. When developing the achievement levels for such goals, the GBC Committee also considers the relative difficulty of achievement. Historically, the bank-wide goals were tied directly to the bank's advances growth and profitability. However, in light of the volatility that the U.S. economy has recently experienced, the Board recognized that growth in advances and profitability was increasingly influenced by factors outside of management’s control. The Board believes that incentive compensation programs should be designed to reward management for the quality of their stewardship and should not result in windfalls or penalties stemming from external developments that could not have been reasonably anticipated or altered. Accordingly, in 2009 the Board shifted the Seattle Bank’s incentive compensation goals to a qualitative approach based on measures that focused on managing mission effectiveness with members, enterprise risk (safety and soundness), and enterprise value. The Board felt that it was very important to focus management on these goals in a volatile and difficult environment, especially if profitability and advance growth were to deteriorate because of market conditions. The incentive goals were structured so that target and maximum achievement levels were possible to attain but would require considerable, even extraordinary, effort.

For 2009, both the short-term and long-term cash-based incentive compensation plans had three equally weighted goals, which are detailed in the table below.

Goal	Achievement Level	Required Action
Mission Effectiveness	Threshold	Operate with no unusual restrictions on providing liquidity to members
	Target	Achievement of Threshold level plus: Keep membership fully informed of issues facing the Seattle Bank cooperative
	Maximum	Achievement of Target level plus: Member retention, new member, and advance profitability goals specified by the Board
Enterprise Risk	Threshold	Develop and implement plans to remediate outstanding examination and control environment issues to the satisfaction of the Board
	Target	Achievement of Threshold level plus: Remediate outstanding examination and control environment issues to the satisfaction of the Board
	Maximum	Achievement of Target level plus: Reduce regulatory restrictions on the Seattle Bank
Enterprise Value	Threshold	Maintain the value of the Seattle Bank's capital stock
	Target	Achivement of Threshold level plus: Develop and implement retained earnings and capital plans and work toward resolving capital stock redemption and dividend restrictions to the satisfaction of the Board
	Maximum	Achievement of Target level plus: Resolve capital classification and capital stock redemption and dividend restrictions to the satisfaction of the Board

Consistent with our bank-wide goals of mission effectiveness, enterprise risk, and enterprise value noted above, the 2009 individual goals for our named executive officers under the Annual CEO BICP or Annual BICP, as applicable, included one or more of the following, based on their positions’ area of responsibility:

•
Improve relationships and communications with members, the Finance Agency, and/or the Seattle Bank’s external accounting firm; maintain effective leadership (supporting mission effectiveness bank-wide goal)

•
Remediate material weaknesses and regulatory examination comments; establish a risk framework to identify and assess risk; improve the control environment to reduce potential for further regulatory examination and control issues; implement systems to replace critical aging systems (supporting enterprise risk bank-wide goal)

•	Develop business and capital management plan; increase advance usage and improve business activity (supporting enterprise value bank-wide goal)

Individual goals assigned to each named executive officer were evenly weighted (e.g., a named executive officer with two individual goals: 50% weighting for each goal; a named executive officer with three individual goals: 33% weighting for each goal).

The following table provides the range of total award opportunity for the named executive officers for 2009, expressed as a percentage of base salary.

		Total Annual Award Opportunity as a Percent of Base Salary
		Bankwide Goal Attainment
Position	Individual Performance	Threshold	Target	Maximum
President and Chief Executive Officer	Recognized enterprise performance	35%	45%	60%
	Exceeds expectations	25%	35%	45%
	Meets all goals	20%	25%	35%
	More is expected	0%	0%	0%

Other Named Executive Officers	Recognized enterprise performance	30%	40%	50%
	Exceeds expectations	20%	30%	40%
	Meets all goals	15%	20%	30%
	More is expected	0%	0%	0%

For 2009, although the level of achievement of the bank-wide goals would have resulted in awards under the Annual CEO BICP and Annual BICP, the Board, pursuant to the GBC and Executive Committees’ recommendations, exercised its discretionary authority to approve no payouts under the Annual CEO BICP or Annual BICP to the Seattle Bank’s executive management team, including our named executive officers. In making its decision, the Board considered a number of factors, including but not limited to: concerns about member and public perceptions of incentive payments to executives in a year in which the Seattle Bank recorded a substantial net loss, and regulatory guidance suggesting that a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years.

Long-Term Cash-Based Incentive Compensation Plan

The Long-Term Bank Incentive Compensation Plan (Long-Term BICP) is a long-term cash-based incentive compensation plan designed to retain executive talent by providing a competitive total cash compensation package relative to the market and rewarding the named executive officers for achievement of bank-wide goals over a three-year performance period. A performance period under the Long-Term BICP begins as of January 1 of each calendar year and is comprised of three one-year interim performance periods, each of which is one calendar year long. In order to receive the compensation award, an executive must remain in the employ of the Seattle Bank until the end of the three-year performance period.

Similar to our Annual BICPs, Long-Term BICP awards are based on bank-wide achievement of goals at threshold, target, and maximum levels; however, unlike the Annual BICPs, there is no adjustment for achievement of individual performance goals. For our named executive officers, award opportunities under our Long-Term BICP are calculated as a percentage of base salary as follows: 15% at threshold, 30% at target, and 45% at maximum, interpolated for attainment between levels. Base award opportunities are provided each performance period equal to a percentage of an executive’s annual base salary at the beginning of the performance period. For the 2009 component of the performance periods running from 2007-2009, 2008-2010, and 2009-2011, the performance goals are the same as those discussed above for the Annual BICPs. For the same reasons discussed under “Short-Term Cash-Based Incentive Compensation Plans,” bank-wide goals for 2009 under the Long-Term BICP shifted from a quantitative to a more qualitative approach.

At the end of each calendar year or interim performance period, achievement of the performance measures is assessed at threshold, target, or maximum (or on a linear approach if performance falls between the levels), and periodic plan awards are provisionally determined. Final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. No awards are paid out until after the three-year performance period has ended. If we fail to achieve an overall threshold level for the performance measure(s) in any interim performance period, no award will be made for that interim performance period unless approved by the GBC (or Executive Committee, in the case of the president and chief executive officer). Since a new performance period is established each year, participants may participate in overlapping performance periods at one time.

Under the Long-Term BICP, the Board may consider events that, in the opinion and discretion of the Board, are outside the significant influence of the plan participants and are likely to have a significant unanticipated effect, whether positive or negative, on the Seattle Bank’s operating or financial results, including, without limit, changes in financial strategies or policies, or a significant change in Seattle Bank membership. In determining the achievement level of the 2009 bank-wide goals for the named executive officers, the Board considered the qualitative nature of the goals and the efforts of the named executive officers in achieving those goals, as well as regulatory and economic influences on the operating results of the Seattle Bank. After considering all of these factors, the Board determined that the overall achievement level of the 2009 bank-wide goals for the Seattle Bank’s named executive officers was between target and maximum.

Currently, the named executive officers are participating in the 2008-2010 performance period, the 2009-2011 performance period, and the 2010-2012 performance period. Compensation for the performance period under the Long-Term BICP that began in 2007 was paid in March 2010 and was based on the following performance results: 2007 – maximum, 2008 – threshold, and 2009 – between target and maximum (as discussed above). The value of the amounts earned during 2009 with respect to performance periods then in progress, but not yet payable, is disclosed in the “Non-Equity Incentive Plan Compensation” column of the “2009 Summary Compensation Table” and related footnotes to that table.

Business Risk

The GBC Committee considered how continuing volatility in the U.S. economy might affect the Seattle Bank’s executive compensation program in order to ensure that it does not induce our named executive officers to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards at the expense of member interests.

The GBC Committee believes that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. For example, each of the Annual BICPs and the Long-Term BICP includes provisions such that, should the Finance Agency identify an unsafe or unsound practice or condition at the Seattle Bank, depending upon the severity of the practice or condition, a named executive officer generally may receive no or a limited portion of his or her award otherwise earned under the Annual BICP or Long-Term BICP. The Board, in its sole discretion, may take into consideration mitigating factors to approve the awards.

Retirement Plan Benefits

The Seattle Bank offers its employees, including its named executive officers, one of three retirement plans depending upon the employee’s start date. Employees who started prior to January 1, 2004 or were hired/rehired on or after January 1, 2004 but previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), are eligible to participate in the Pentegra DB Plan. Those employees whose employment began on or after January 1, 2004, and did not previously participate in the Pentegra DB Plan, are eligible to participate in the 401(k) Contribution Plus Savings Plan (Contribution Plus Plan), or if approved by the GBC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, which is separate from the Contribution Plus Plan, and matches employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees and named executive officers a fair and competitive compensation package.

In addition, we offer certain executive officers, including our named executive officers, the supplemental retirement plans described below that coordinate with the defined benefit and defined contribution plans noted above.

Additional Retirement Plans

Messrs. Riccobono, Horton, and Champagne and Ms. Gehrke participate in the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP), a non-qualified defined-benefit pension plan. Because Mr. Beatty joined the Seattle Bank after January 1, 2004 and did not previously participate in the Pentegra DB Plan, following approval by the GBC Committee, he participates in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP. The Retirement BEP and SERP preserve and restore the full pension benefits for their participants which, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan or the Contribution Plus Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan or the Contribution Plus Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of accumulated benefits are disclosed in the “2009 Pension Benefits” section below.

    Deferred Compensation Plan

Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides certain executives with an opportunity to defer up to 25% of their base salary and annual incentive compensation (as long as the executive elected to defer a portion of the annual incentive compensation by June 30th of the applicable performance period), plus receive employer matching contributions, into a bookkeeping account. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the Seattle Bank’s 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits, which due to certain limitations under the IRC, are not payable under our 401(k) plan and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “2009 Non-Qualified Deferred Compensation” table and narrative below.

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

In addition, in July 2009, all officers of the Seattle Bank, including our named executive officers, entered into indemnification agreements that identify the indemnification contract rights for each indemnitee, including, among other things, advancement of expenses.

Severance

We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. The president and chief executive officer has severance terms identified in his employment agreement, as described below. Provided that eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “Potential Payments Upon Termination or Change in Control” below.

Compensation Committee Report

The Governance, Budget and Compensation Committee and the Executive Committee of the Board of Directors have reviewed and discussed the Compensation Discussion and Analysis for the fiscal year 2009 with management and, based on the review and discussion, the committees have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Seattle Bank’s Annual Report on Form 10-K.

Governance, Budget and Compensation Committee

William A. Longbrake, chair

Donald V. Rhodes, vice chair

Les AuCoin

Mike Daly

Marianne Emerson

William V. Humphreys

Frederick C. Kiga

Jack Riggs

David F. Wilson

Executive Committee

William V. Humphreys, chair

Craig E. Dahl, vice chair

Mike C. Daly

Daniel R. Fauske

Russell J. Lau

William A. Longbrake

Donald V. Rhodes

Gordon Zimmerman

The following sections and tables provide a summary of cash and certain other amounts from the Seattle Bank paid to or earned by our named executive officers for the year ended December 31, 2009. The information is presented in accordance with SEC regulations, which in some cases requires disclosure of amounts that actually may be paid in future years and, with respect to the increase in the present value of future pension payments, even though such increase is not cash compensation paid this year to a named executive officer and even though the actual pension benefits payable to a named executive officer will ultimately depend upon a number of factors, including when the named executive officer retires, his or her compensation at retirement, and in some cases, the number of years the named executive officer lives following his or her retirement. Therefore, it is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis." The narrative preceding the tables and the footnotes accompanying each table are integral parts of each table.

2009 Summary Compensation Table

The following table sets forth compensation earned in 2009 by our named executive officers. In 2009, our named executive officers were our president and chief executive officer; our chief financial officer; our chief accounting and administrative officer; and our two other most highly paid executive officers who were serving as executive officers at the end of 2009.

Annual compensation includes amounts deferred at the election of the named executive officers.

						Change in Pension Value
						and Non-Qualified
					Non-Equity	Deferred
Name and					Incentive Plan	Compensation		All Other
Principal Position	Year	Salary	Bonus (1)		Compensation (2)	Earnings (3)		Compensation (11)		Total
(in dollars)
Richard M. Riccobono	2009	$514,100	$		$317,125		$(4)	$52,740	(12)	$883,965
President and Chief Executive Officer	2008	514,100			192,857	318,593		37,503		1,063,053
	2007	445,251			341,688	251,581	(5)	37,275		1,075,795

Vincent L. Beatty	2009	275,134			145,195		(6)	17,390		437,719
Senior Vice President,	2008	267,491			77,038	58,509		14,555		417,593
Chief Financial Officer	2007	218,360		3,100	117,244	26,527	(7)	11,235		376,466

Christina J. Gehrke	2009	258,060			139,529	50,775		20,463		468,827
Senior Vice President,	2008	258,060			111,493	111,391	(8)	38,814	(13)	519,758
Chief Accounting and	2007	202,693			113,679	37,000		15,130		368,502
Administrative Officer

Gerard J. Champagne	2009	264,000			126,127	146,395		7,260		543,782
Senior Vice President,
Chief Counsel

Steven R. Horton	2009	310,421			173,435	44,806		23,282		551,944
Senior Vice President,	2008	300,408			131,078	175,300		26,786		633,572
Chief Operating Officer	2007	286,103			202,826	39,975	(9)/(10)	24,044		552,948

(1)	Represents an additional incentive award, in connection with specific projects or other objectives of a unique, challenging and time-sensitive nature that were not granted pursuant to a formal plan.
(2)
Represents for 2009, amounts earned during 2009 under the Long-Term BICP for the 2007-2009 performance period and amounts earned during 2009 but not yet payable under the Long-Term BICP’s 2008-2010 and 2009-2011 performance periods. Under the Long-Term BICP, achievement of performance measures is evaluated annually and the final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. The portions of awards reported as earned during 2009 but not yet payable for such year are scheduled to be paid only upon completion of the applicable three-year performance period, subject to the named executive officer’s continued employment until that time, and approval by the GBC and Executive Committees prior to any payments to the named executive officer. As described in the Compensation, Discussion and Analysis, no payments were made to the named executive officers under the Annual CEO BICP or Annual BICP for 2009. The following table summarizes the amounts earned by each named executive officer in 2009 under the Seattle Bank’s non-equity incentive compensation plans.

		Annual CEO	Long-Term BICP	Long-Term BICP	Long-Term BICP
		BICP/Annual	2007-2009	2008-2010	2009-2011
Named Executive Officer	Year	BICP	Performance Period	Performance Period	Performance Period	Total
(in dollars)
Richard M. Riccobono	2009	$	$103,881	$106,622	$106,622	$317,125
Vincent L. Beatty	2009		40,243	52,476	52,476	145,195
Christina J. Gehrke	2009		43,739	46,570	49,220	139,529
Gerard J. Champagne	2009			63,063	63,064	126,127
Steven R. Horton	2009		56,913	58,261	58,261	173,435

(3)
Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP, as applicable. No above market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.

(4)
Mr. Riccobono’s 2009 pension value and non-qualified deferred compensation earnings declined by $25,495. The present value of Mr. Riccobono’s Retirement BEP as of December 31, 2009 declined by $217,495, compared to December 31, 2008, which more than offset the $192,000 increase in the present value of his Pentegra DB Plan for the same dates.

(5)
The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Riccobono’s change in pension value as $73,631 for 2007. In 2008, it was determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Riccobono’s Retirement BEP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures were calculated using the corrected assumptions, the total annual change in pension value for 2007 increased by $177,950 to $251,581 and the present value of Mr. Riccobono’s accumulated pension benefits for 2007 increased by $523,255 to $1,505,255. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Riccobono’s 2007 “Total” column, which increased to the corrected number of $1,075,795 for 2007.

(6)
Mr. Beatty’s 2009 pension value and non-qualified deferred compensation earnings declined by $2,545 due a decline in the present value of Mr. Beatty’s SERP as of December 31, 2009, compared to December 31, 2008.

(7)
The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Beatty’s change in pension value as $37,680 for 2007. In 2008, it was determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Beatty’s SERP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures were calculated using the corrected assumptions, the total annual change in pension value for 2007 decreased by $11,153 to $26,527 and the present value of Mr. Beatty’s accumulated pension benefits for 2007 increased by $35,518 to $90,722. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Beatty’s 2007 “Total” column, which increased to the corrected number of $376,466. Mr. Beatty initially joined the SERP on January 1, 2007, with a balance of zero. For 2007, the amount shown reflects one year of credited service. However, because the SERP uses the years of credited service, during 2007 an additional $64,195 (which includes an adjustment of $46,671 from the $17,524, disclosed in our 2007 Annual Report on Form 10-K as discussed above) was credited to Mr. Beatty’s individual SERP balance to reflect 2.4 years of credited service prior to 2007.

(8)
Ms. Gehrke initially joined the Retirement BEP on January 1, 2008, with a balance of zero. For 2008, the amount shown reflects one year of credited service. However, because the Retirement BEP uses the years of credited service under the Pentegra DB Plan, during 2008 an additional $70,412 was credited to Ms. Gehrke’s individual Retirement BEP balance to reflect 9.4 years of credited service prior to 2008

(9)
For 2007, the amount shown reflects Mr. Horton’s earnings in his Pentegra DB Plan. During 2007, a correction of $(54,222) reduced our liability and Mr. Horton’s individual Retirement BEP balance due to a correction to years of credited service prior to 2007.

(10)
The Seattle Bank’s 2007 Annual Report on Form 10-K reported Mr. Horton’s change in pension value as $49,000 for 2007. In 2008, it was determined that the assumptions used by our third-party actuary in calculating the present value of Mr. Horton’s Retirement BEP pension value and the resulting annual change in pension value were not consistent with the assumptions used in our financial statements. When the 2007 figures were calculated using the corrected assumptions, the total annual change in pension value for 2007 decreased by $9,025 to $39,975 and the present value of Mr. Horton’s accumulated pension benefits for 2007 increased by $93,351 to $712,521. Because the change in pension value is a component of the “Total” column, these changes also affect the amount that was reported in our 2007 Annual Report on Form 10-K for Mr. Horton’s 2007 “Total” column, which increased to the corrected numbers of $552,948 for 2007.

(11)
Represents company contributions to the 401(k) and Thrift BEP defined contribution plans, as well as perquisites for named executive officers. Except for Mr. Riccobono, the total value of all perquisites to a named executive officer in 2009 did not exceed $10,000.

(12)
The amount shown in the “All Other Compensation” column for Mr. Riccobono comprises $35,666 of company contributions to Mr. Riccobono’s 401(k) and Thrift BEP, $12,000 car allowance, and $5,075 in office parking and airline club membership.

(13)
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

2009 Grants of Plan-Based Awards

The following table provides information regarding awards that could have been earned in 2009 by our named executive officers under the Annual CEO BICP (for the president and chief executive officer) and the Annual BICP (for named executive officers other than the president and chief executive officer). The table also discloses the total estimated awards that may be earned under the Long-Term BICP during the 2009-2011 performance period. The amounts payable under the Long-Term BICP are not paid until after the end of the three-year performance period, subject to the named executive officer’s continued employment at the Seattle Bank until the end of the performance period.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Type of Award	Bank-wide Goal: Threshold	Bank-wide Goal: Target	Bank-wide Goal: Maximum
(in dollars)
Richard M. Riccobono	Annual CEO BICP	$102,820	$179,935	$308,460
	Long-Term BICP	77,115	154,230	231,345
Vincent L. Beatty	Annual BICP	41,270	82,540	137,567
	Long-Term BICP	41,270	82,540	123,810
Christina J. Gehrke	Annual BICP	38,709	77,418	129,030
	Long-Term BICP	38,709	77,418	116,127
Gerard J. Champagne	Annual BICP	39,600	79,200	132,000
	Long-Term BICP	39,600	79,200	118,800
Steven R. Horton	Annual BICP	46,563	93,126	155,211
	Long-Term BICP	45,061	90,122	135,184

(1)
For additional information about payouts, refer to the short-term and long-term cash-based incentive compensation plan information discussed in “Short-Term and Long-Term Cash-Based Incentive Compensation Plans” in the Compensation Discussion and Analysis above.

Employment Agreements with Management

Employment Agreement with Richard M. Riccobono

In February 2007, we entered into an employment agreement with Richard M. Riccobono, effective May 1, 2007. The initial term of the employment agreement as president and chief executive officer was for two years and eight months, at which time the agreement could be renewed for successive one-year periods as mutually agreed to by the Executive Committee of the Board and Mr. Riccobono. On December 30, 2009, the Executive Committee and Mr. Riccobono mutually agreed to renew his employment agreement for a one (1) year period effective January 1, 2010, with all the same terms.  Mr. Riccobono’s previous employment agreement with the Seattle Bank as executive vice president and chief operating officer was in place until April 30, 2007 when he became president and chief executive officer. The current employment agreement provides for an initial salary of $485,000 per year. Mr. Riccobono’s salary is reviewed at the end of each calendar year, but may not be decreased during the term of the agreement. Mr. Riccobono is entitled to severance payments upon a termination of employment without cause or a change in control of the Seattle Bank. These payments are described in greater detail under “Potential Payments upon Termination or Change in Control—Severance Policy—Severance Benefits for Richard M. Riccobono.”

No other named executive officers have an employment agreement with us.

2009 Pension Benefits

The following table provides information for each of our named executive officers regarding the actuarial present value of the officer’s accumulated benefit and years of credited service under the Pentegra DB Plan, the Retirement BEP, and the SERP as of December 31, 2009. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

			Present Value
		Number of Years	of Accumulated	Payments During
Name	Plan Name (1)	Credited Service (2)	Benefit	Last Fiscal Year
(in dollars, except years)
Richard M. Riccobono	Pentegra DB Plan	23.6	$723,000	$
	Retirement BEP	23.6	1,075,353
Vincent L. Beatty	SERP	5.4	146,686
Christina J Gehrke	Pentegra DB Plan	11.4	271,000
	Retirement BEP	11.4	58,578
Gerard J. Champage	Pentegra DB Plan	23.7	216,000
	Retirement BEP	23.7	308,005
Steven R. Horton	Pentegra DB Plan	20.7	610,000
	Retirement BEP	20.7	322,627

(1)
The benefits provided under the Retirement BEP are initially calculated on a gross basis to include benefits provided by the Pentegra DB Plan. The benefits under the Pentegra DB Plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Retirement BEP. See Note 17 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statement”s for more information about the assumptions used to quantify the present value of the accumulated benefit.

(2)
For the purposes of calculating the Retirement BEP balances for our named executive officers, we use years of credited service in the Pentegra DB Plan to determine their Retirement BEP present value of accumulated benefit balance. Messrs. Riccobono and Champage were entitled to carry their years of credited service earned at other employers that participate in the Pentegra DB Plan over to the Retirement BEP. Messrs. Riccobono and Horton joined the Retirement BEP on January 1, 2006. Ms. Gehrke joined the Retirement BEP on January 1, 2008, and Mr. Champagne joined the Retirement BEP on August 1, 2008.

Pentegra Defined Benefit Plan

We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple employer defined-benefit pension plan. In general, only employees who were hired by us prior to January 1, 2004, or who were hired after January 1, 2004 but previously participated in the Pentegra DB Plan at another participating financial institution, are eligible to participate in the Pentegra DB Plan. Accordingly, of our named executive officers, only Messrs. Riccobono, Horton, and Champagne and Ms. Gehrke are eligible to participate in this plan. The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. For 2009, the IRC annual compensation limit was $245,000 and remains unchanged for 2010. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan. However, none of the named executive officers has accrued benefits in excess of that limit.

A participant in the Pentegra DB Plan vests in his or her benefit under the plan in accordance with the following schedule.

Years of Service	Vested Percentage
Less than 2 years of service	0%
2 years of service	20%
3 years of service	40%
4 years of service	60%
5 years of service	80%
6 or more years of service	100%

In addition, a participant will become 100% vested in his or her benefit under the Pentegra DB Plan, regardless of the participant's years of service, if he or she attains age 65 (the Pentegra DB Plan's normal retirement age) or dies or becomes disabled while in our employ or the employ of another participating financial institution that is a participating employer in the Pentegra DB Plan.

The benefit formula described above calculates the participant's normal retirement benefit in the plan's "normal" form of payment, which provides monthly benefit payments to the participant for the remainder of his or her life (i.e., a straight life annuity) and a death benefit payable to the participant's beneficiary following the participant's death. If the participant is still employed by us or a participating financial institution at the time of his or her death, then the death benefit is a lump sum equal to 100% of the participant's last 12 months of compensation, plus an additional 10% of such compensation for each year of credited service completed by the participant, up to a maximum death benefit equal to 300% of such compensation for 20 or more years of service, plus a refund of his or her contributions, if any, with interest. The participant's beneficiary may elect to receive this death benefit in installments or in a straight life annuity payable for the remainder of the beneficiary's life, instead of receiving it in a lump sum. If the participant dies after his or her employment has terminated, then the death benefit is equal to 12 times the participant's annual retirement benefit less any benefit payments made to the participant prior to his or her death.

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

Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant's 65th birthday and the date the participant's employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. If the participant has a combined age and service of at least 70 years, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. Messrs. Riccobono and Champagne are eligible for early retirement benefit payments with a 1.5% annual reduction and Mr. Horton and Ms. Gehrke are eligible for early retirement benefit payments with a 3.0% annual reduction. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.

If a participant's employment terminates prior to his 65th birthday due to his or her disability, then the participant will be entitled to an annual disability retirement benefit under the Pentegra DB Plan in lieu of his or her normal retirement benefit. The amount of the annual disability retirement benefit will be equal to the greater of (i) the normal retirement benefit the participant had accrued as of the date of his or her termination (unreduced for early commencement) and (ii) 30.0% of his or her average annual compensation for the five highest consecutive calendar years during the participant's years of credited service. However, in no event will the disability benefit exceed the amount of the benefit the participant would have accrued had he or she remained in our employment until his or her 65th birthday. This disability benefit will begin when the participant establishes that he or she is disabled and will be payable for as long as the participant remains disabled. If a participant ceases to be disabled, then his or her normal retirement benefit will be reinstated (subject to reduction for early commencement, as described above).

Retirement BEP

The Retirement BEP is a non-qualified defined benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GBC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the named executive officers, only Messrs. Riccobono, Horton, and Champagne and Ms. Gehrke participated in the Retirement BEP as of December 31, 2009.

Participants vest in their benefits under the Retirement BEP at the same time, and to the same extent, as they vest in their benefits under the Pentegra DB Plan. A participant’s benefit under the Retirement BEP will be distributed to the participant upon the participant’s retirement or other termination of employment in the form of a lifetime annuity, with a death benefit payable in a lump sum to the participant’s beneficiary upon the participant’s death. The amount of the death benefit is equal to 12 times the participant’s annual benefit less the amount actually paid to the participant. (The same death benefit will be paid to the beneficiary of any participant who dies before his or her benefits under the Retirement BEP are paid or commence to be paid.) However, the participant may elect to have his or her benefits under the Retirement BEP distributed in a different form. The optional forms of benefit under the Retirement BEP are the same as those provided under the Pentegra DB Plan and are all actuarially equivalent to the normal form of payment (described above). In 2008, we amended the Retirement BEP and elected to “grandfather” benefits that were accrued and vested under the Retirement BEP as of December 31, 2004. This means that only benefits that were accrued or that became vested after December 31, 2004 are subject to IRC Section 409A’s requirements. Accordingly, a participant may make separate distribution elections with respect to the portion of his or her benefit that was accrued and vested as of December 31, 2004 and the portion of his or her benefit that was accrued or that became vested after December 31, 2004.

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

The GBC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2004 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the named executive officers, only Mr. Beatty participated in the SERP as of December 31, 2009.

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

Additional Pension Benefit

In addition to the benefits shown in the “2009 Pension Benefits” Table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66, or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. It will be paid from the Pentegra DB Plan to the extent it does not cause the executive's benefit under the Pentegra DB Plan to exceed applicable IRC limits and from the Retirement BEP to the extent it would cause such benefits to exceed those limits.

2009 Non-Qualified Deferred Compensation

The following table provides information for each of our named executive officers regarding aggregate contributions by the named executive officer and us and aggregate earnings for 2009 and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. All named executive officers participated in the Thrift BEP during 2009.

Name	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	December 31, 2009(1)
(in dollars)
Richard M. Riccobono	$14,138	$26,990	$21,292	$132,831
Vincent L. Beatty	4,127	2,751	4,034	22,519
Christina J. Gehrke	75,585	13,548	28,899	186,539
Gerard J. Champagne	77,092	6,600	12,516	120,473
Steven R. Horton	13,018	4,731	12,276	70,491

(1)	Of the amounts in this column, the following amounts have also been reported in the “2009 Summary Compensation Table” for 2009, 2008, and 2007.

	Reported for	Previously Reported	Previously Reported
Name	2009	for 2008	for 2007
(in dollars)
Richard M. Riccobono	$41,128	$41,200	$30,929
Vincent L. Beatty	6,878	7,236	3,003
Christina J. Gehrke	89,133	81,078
Gerard J. Champagne	83,692
Steven R. Horton	17,749	26,035	18,359

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

In addition, each year, each Thrift BEP participant's account is credited with notional investment earnings at the rate earned by the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The GBC Committee determines which executive officers are eligible to participate in the Thrift BEP. All of the named executive officers are eligible to participate in the Thrift BEP as of December 31, 2009. Participants in the Thrift BEP are fully vested in the amounts credited to their accounts under the Thrift BEP at all times. A participant's Thrift BEP account will be distributed to the participant (or his or her beneficiary, in the event of the participant's death) upon the participant's termination of employment in either a lump sum or in installment payments over a period of up to ten years (as elected by the participant or beneficiary, as applicable). In 2008, we amended our Thrift BEP and elected to “grandfather” the portion of each participant’s account that is attributable to deferrals and matching contributions made on or before December 31, 2004. This means that only the portion of a participant’s account that is attributable to deferrals and matching contributions made after December 31, 2004 is subject to IRC Section 409A’s requirements. Accordingly, a participant may make separate distribution elections with respect to the portion of his or her account attributable to deferrals and matching contributions made prior to 2005 and the portion of his or her account attributable to deferrals and matching contributions after December 31, 2004. (The participant’s beneficiary may only elect the form of payment for the portion of the participant’s account that is attributable to deferrals and matching contributions made prior to 2005. The portion of the participant’s account that is attributable to deferrals and matching contributions made after 2004 is distributed to the beneficiary in the form elected by the participant.) If the participant or beneficiary, as applicable, does not elect a form of distribution with respect to either portion of the participant’s account, then that portion of the participant’s account will be distributed in installment payments over a period of 10 years.

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

For purposes of the severance plan, without cause means that the reason for termination does not relate to the employee’s performance, work habits, conduct, ability to meet job standards, or the employee’s compliance with the Seattle Bank policies, including our code of conduct.

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

2009 Post-Employment Compensation

The following table provides post-employment compensation information for each of our named executive officers, assuming involuntary termination without cause or a change in control as of December 31, 2009. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, or SERP that are described in “2009 Pension Benefits” and payments under the Thrift BEP described in “2009 Non-Qualified Deferred Compensation”). Our named executive officers would not receive any other special benefits without specific Board action. The amounts identified below for our named executive officers do not include amounts that might be awarded under our cash-based incentive compensation plans because the named executive officers would not be entitled to any such awards without first being nominated for an award by the president and chief executive officer and Board approval, or, in the case of the president and chief executive officer, by the Executive Committee and Board approval. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officer	Months of Severance	Severance(1)	Months of Health & Welfare	Health & Welfare(2)	Outplacement	Total
(in dollars)
Involuntary termination without cause:
Richard M. Riccobono	12.0	$514,100	18.0	$27,202		$541,302
Vincent L. Beatty	2.5	57,320	2.5	3,778	5,000	66,098
Christina J. Gehrke	5.5	118,278	5.5	7,769	5,000	131,047
Gerard J. Champagne	2.0	44,000	2.0	3,022	5,000	52,022
Steve R. Horton	8.5	219,882	8.5	12,846	5,000	237,728

Change in control:
Richard M. Riccobono	24.0	1,028,200	18.0	27,202		1,055,402

(1)	Represents the sum of continuing payments for the months of severance indicated, except for Mr. Riccobono’s change in control severance, which is a lump sum payment.
(2)	Represents continuing payments of medical, dental, and vision coverage for the months indicated.

Director Compensation

Effective for 2009 compensation of the FHLBank directors, the Housing Act amended section 7(i) of the FHLBank Act, eliminating maximum limits on FHLBank director compensation and requiring approval of director compensation by the Finance Agency. Under the revised regulations, payments made to directors in compliance with pre-determined limits on annual directors’ compensation and the standards set forth in the regulations are deemed to be approved by the Finance Agency for purposes of section 7(i) of the FHLBank Act. In accordance with the revised regulations, the Seattle Bank established a formal policy governing the compensation and expense reimbursements payable to its directors for 2009.

In 2009, each director of the Seattle Bank was compensated for his or her performance of official bank business, including participation at board and committee meetings and performance of other required duties. These duties include time spent: (1) preparing for, attending, and participating in meetings; (2) participating in any necessary telephonic meetings; (3) chairing meetings as appropriate; (4) reviewing materials sent to directors on a periodic basis; (5) attending other related events such as management conferences, FHLBank system meetings, and director training; and (6) fulfilling the responsibilities of directors.

Director compensation consists of monthly payments subject to satisfactory performance and the limitations described above. Fees are paid monthly subject to the GBC’s periodic review of performance and compliance with the Seattle Bank’s director attendance guidelines. In consultation with the chairman, if attendance does not meet the guidelines, the GBC will refer the matter to the Board with a recommendation to discontinue monthly payments or to continue monthly payments along with the basis for its recommendation. The Board shall make the final determination.

In connection with setting director compensation for 2009, the Seattle Bank participated in an FHLBank system review of director compensation which included a director compensation study prepared by McLagan Partners, Inc. The study included separate analyses of director compensation for small asset size commercial banks, Farm Credit Banks, and S&P 1500 companies. The study recommended setting baseline annual compensation at the lower-end of the commercial bank benchmarks with additional compensation amounts for the chair, vice chair, and committee chair positions. Our Board followed the study’s recommendation and set 2009 annual compensation for directors near the lower end of the median level of director compensation for smaller-sized commercial banks. The director compensation amounts for 2009 are set forth in the table below.

Board Position	Monthly Compensation	Annual Compensation
(In dollars)
Chair	$5,000	$60,000
Vice chair	4,583	55,000
Audit and Compliance Committee chair	4,583	55,000
Other committee chair	4,350	52,200
Director	3,750	45,000

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

In addition, during 2009, each director was eligible for reimbursement of up to $3,000 to attend director training. Directors also were reimbursed for reasonable Seattle Bank-related travel expenses. Total directors’ fees and reimbursed training and travel expenses paid by us were $876,000 for the year ended December 31, 2009. These fees compensate directors for the time spent reviewing board and committee materials, preparing for board and committee meetings, participating in other board and committee activities, and for attending board and committee meetings.

2009 Director Compensation Table

The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2009.

Name	Paid in Cash	Total
(In dollars)

William V. Humphreys	$45,000	$45,000
Craig E. Dahl	55,000	55,000
Les AuCoin	45,000	45,000
Mike Daly	60,000	60,000
Marianne M. Emerson	45,000	45,000
Daniel R. Fauske	45,000	45,000
Harold. Gilkey	36,048	36,048
Frederick C. Kiga	45,000	45,000
Russell J. Lau	52,200	52,200
James G. Livingston	45,000	45,000
William A. Longbrake	52,200	52,200
Cynthia A. Parker	45,000	45,000
Park Price	45,000	45,000
Donald V. Rhodes *	18,739	18,739
Jack T. Riggs, M.D.	45,000	45,000
David F. Wilson	49,200	49,200
Gordon Zimmerman	45,000	45,000

* In 2009, Mr. Rhodes elected to receive director compensation at 2008 levels.

There were no changes to the Seattle Bank’s director compensation policy for 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Seattle Bank is a member-owned financial cooperative. All of our capital stock is owned by our members, with some limited exceptions (for example, for a period after a member is acquired by a non-member). As of December 31, 2009, the Seattle Bank had 399 shareholders holding a total of 26,373,302 shares of Class B capital stock, including 9,201,813 shares of mandatorily redeemable Class B capital stock, and 1,588,642 shares of Class A capital stock, including 263,457 shares of mandatorily redeemable Class A capital stock.

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2009.

Member Name	Class A Shares Held	Class B Shares Held	Percentage of Total Outstanding Shares
(in shares, except percentages)
JPMorgan Chase Bank, N.A.* 1111 Polaris Parkway Columbus, OH 43240	214,762	7,507,824	27.6
Bank of America Oregon, N.A. 121 S.W. Morrison Street Portland, OR 97204		5,840,770	20.9
Washington Federal Savings and Loan Association 425 Pike Street Seattle, WA 98101		1,425,757	5.1

*	Non-member shareholder of the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock. The following table presents our outstanding capital stock held by members as of December 31, 2009 with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percentage of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd. 1164 Bishop Street Honolulu, HI 96813	Russell J. Lau (2)	1,353	1,031,916	3.7
Zions First National Bank One South Main Street Salt Lake City, UT 84111	James G. Livingston	14,572	371,247	1.4
First Saving Bank NW 201 Wells Avenue South Renton, WA 98057-2131	William A. Longbrake	27,422	46,706	*
Heritage Bank 201 Fifth Avenue, S.W Olympia, WA 98501	Donald V. Rhodes	3,390	32,267	*
Alaska Pacific Bank 2094 Jordan Avenue Juneau, AK 99801	Craig E. Dahl		17,839	*
Community Bank 63239 U.S. Highway 93 Ronan, MT 59864	Gordon Zimmerman		15,871	*
Citizens Bank 275 S.W. Third Street Corvallis, OR 97339	William V. Humphreys	719	9,046	*
Bank of Idaho 399 N. Capital Avenue Idaho Falls, ID 83402	Park Price		5,794	*
First State Bank 1405-16th Street Wheatland, WY 82201	Mike C. Daly	388	5,521	*

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 977,641 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the president and chief executive officer.

Limitations on Beneficial Ownership of Seattle Bank Capital Stock

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A beneficial owner of a security includes any person who, directly or indirectly, holds (1) voting power and/or (2) investment power over the security. Under federal law and regulations, individuals cannot own shares of FHLBank capital stock, and accordingly, no Seattle Bank director or officer owns or may own capital stock of the Seattle Bank. Furthermore, each director disclaims any beneficial ownership of all shares of capital stock of the Seattle Bank held by members with which the director is affiliated.

Our members are limited to voting on the election of our Board. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance.” The maximum number of votes that a member may cast is equal to the number of shares of capital stock the member was required to hold on December 31 of the preceding year, but may not exceed the average amount of capital stock required to be held by members in the same state as of that date. Independent directors are elected by members on a district-wide basis. In addition, each member is eligible to vote for the open member director seats only in the state in which its principal place of business is located. Accordingly, none of the members listed above nor any individual director affiliated with any of such members holds significant voting power over the election of our Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Seattle Bank is a member owned financial cooperative. All of our outstanding capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a non-member). We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our members. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons who are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no Board representation. All non-ordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Financial Operations and Affordable Housing Committee. See Note 19 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.

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

As of the date of this report, the Seattle Bank has 16 directors, nine of whom were elected from and by our members, four of whom are independent directors elected by our members, and three of whom were appointed by the Finance Agency prior to the enactment of the Housing Act. None of the directors is an “inside” director; that is, none of the directors is a Seattle Bank employee or officer. Further, the directors are prohibited from personally owning stock or stock options in the Seattle Bank. Each of the elected member directors, however, is a senior officer or director of a member of the Seattle Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Agency’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of January 31, 2010, each of the Seattle Bank’s directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GBC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent, as of January 31, 2010.

After applying the NYSE independence standards to each of our directors, the Board determined that, as of January 31, 2010, elected member directors Dahl, Daly, Humphreys, Livingston, Price, Rhodes, and Zimmerman, and appointed/elected independent directors AuCoin, Emerson, Fauske, Kiga, Parker, Riggs, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.

The Board has a standing Audit and Compliance Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE independence standards applicable for audit committee members. In addition, the Board determined that GBC Committee member Longbrake was not independent under the NYSE independence standards applicable for compensation committee members due to business transacted by the Seattle Bank with member institutions affiliated with him. Further, the Board determined that director Zimmerman was an audit committee financial expert within the meaning of the SEC rules, and as of January 31, 2010, was independent under NYSE independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2009 and 2008, by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2009	2008
(dollars in thousands)
Audit fees	$1,223	$1,158
Audit-related fees	4	38
All other fees	2	7
Total	$1,229	$1,203

    Audit fees during the years ended December 31, 2009 and 2008 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements and internal control over financial reporting of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.

 Audit-related fees for the years ended December 31, 2009 and 2008 were for assurance and related services, and consultations with management as to the accounting treatments of specific products and transactions.

 All other fees for the years ended December 31, 2009 and 2008 were for non-attestation advisory services, primarily for a financial literature subscription service.

 The Seattle Bank is exempt from all federal, state, and local taxation on income. No tax fees were paid during the years ended December 31, 2009 and 2008.

 On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by the Seattle Bank’s independent registered public accounting firm. In addition, the chair or vice chair of the Audit and Compliance Committee has been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s independent registered public accounting firm and reports any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting.

All 2009 audit fees were approved pursuant to the process described above.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) Financial Statements

See listing of financial statements as set forth in Part II. Item 8, of this annual report on Form 10-K.

(b) Exhibits

Exhibit No.	Exhibits
3.1
Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

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

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 20, 2009).

10.3 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 20, 2009).

10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.5 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.6 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.7 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 20, 2009).

10.8 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of November 23, 1991, amended effective as of January 1, 2008 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 27, 2009).

10.9 *
Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of July 1, 1994, amended effective as of January 1, 2005 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 27, 2009.

10.10 *
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

Exhibit No.	Exhibits
10.12
Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

10.13 *
Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective March 21, 1997 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the SEC on March 27, 2009).

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.15
Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.16 *	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

10.17 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

* Director or employee compensation benefit-related exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	March 19, 2010
Richard M. Riccobono
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vincent L. Beatty	Dated:	March 19, 2010
Vincent L. Beatty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 19, 2010
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

By:	/s/ Richard M. Riccobono	Dated:	March 19, 2010
Richard M. Riccobono
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vincent L. Beatty	Dated:	March 19, 2010
Vincent L. Beatty
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 19, 2010
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer*)
By:	/s/ William V. Humphreys	Dated:	March 19, 2010
William V. Humphreys, Chair
By:	/s/ Craig E. Dahl	Dated:	March 19, 2010
Craig E. Dahl, Vice Chair

By:	/s/ Les AuCoin	Dated:	March 19, 2010
Les AuCoin, Director
By:	/s/ Mike Daly	Dated:	March 19, 2010
Mike Daly, Director
By:	/s/ Marianne M. Emerson	Dated:	March 19, 2010
Marianne M. Emerson, Director
By:	/s/ Daniel R. Fauske	Dated:	March 19, 2010
Daniel R. Fauske, Director
By:	/s/ Frederick C. Kiga	Dated:	March 19, 2010
Frederick C. Kiga, Director
By:	/s/ Russell J. Lau	Dated:	March 19, 2010
Russell J. Lau, Director
By:	/s/ James G. Livingston	Dated:	March 19, 2010
James G. Livingston, Ph.D., Director
By:	/s/ William A. Longbrake	Dated:	March 19, 2010
William A. Longbrake, Director
By:	/s/ Cynthia A. Parker	Dated:	March 19, 2010
Cynthia A. Parker, Director
By:	/s/ Park Price	Dated:	March 19, 2010
Park Price, Director
By:	/s/ Donald V. Rhodes	Dated:	March 19, 2010
Donald V. Rhodes, Director
By:	/s/ Jack T. Riggs	Dated:	March 19, 2010
Jack T. Riggs, M.D., Director
By:	/s/ David F. Wilson	Dated:	March 19, 2010
David F. Wilson, Director
By:	/s/ Gordon Zimmerman	Dated:	March 19, 2010
Gordon Zimmerman, Director

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	EXHIBITS
3.1
Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

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

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Richard M. Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for President and CEO as of January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 20, 2009).

10.3 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 20, 2009).

10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2006 (incorporated by reference to Exhibit 10.15 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.5 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.6 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2007).

10.7 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Incentive Plan as of January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed with the SEC on May 20, 2009).

10.8 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of November 23, 1991, amended effective as of January 1, 2008 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 27, 2009).

10.9 *
Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of July 1, 1994, amended effective as of January 1, 2005 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 27, 2009.

10.10 *
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

10.13 *
Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective March 21, 1997 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the SEC on March 27, 2009).

10.14	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.15
Purchase Price and Terms Letter between Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.16 *	Separation and Release Agreement between the Federal Home Loan Bank of Seattle and John W. Blizzard (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 15, 2009).

10.17 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).

12.1	Computation of Earnings to Fixed Charges.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Seattle Audit Committee Report.

*  Director or employee compensation benefit-related exhibit.