Form 10-Q
period 2010-05-11
Federal Home Loan Bank of Seattle
filed 2010-05-12
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2010, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,386,148 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION
(Unaudited)

	As of March 31, 2010	As of December 31, 2009
(in thousands, except par value)
Assets
Cash and due from banks	$1,150	$731,430
Deposits with other FHLBanks	45	32
Securities purchased under agreements to resell	7,500,000	3,500,000
Federal funds sold	8,999,080	10,051,000
Available-for-sale securities (Note 2)	2,640,537	976,870
Held-to-maturity securities* (Note 3)	8,755,759	9,288,906
Advances (Note 5)	19,865,353	22,257,026
Mortgage loans held for portfolio	3,923,910	4,106,821
Less: Allowance for credit losses on mortgage loans	368	626
Mortgage loans held for portfolio, net (Note 6)	3,923,542	4,106,195
Accrued interest receivable	78,273	123,586
Premises, software, and equipment, net	14,323	14,836
Derivative assets (Note 7)	5,295	3,649
Other assets	39,087	40,953
Total Assets	$51,822,444	$51,094,483
Liabilities
Deposits:
Interest-bearing	$371,117	$339,800
Total deposits	371,117	339,800
Consolidated obligations, net (Note 8):
Discount notes	17,467,151	18,501,642
Bonds	30,734,042	29,762,229
Total consolidated obligations, net	48,201,193	48,263,871
Mandatorily redeemable capital stock (Note 9)	948,393	946,527
Accrued interest payable	146,376	207,842
Affordable Housing Program (AHP) payable	7,539	8,628
Derivative liabilities (Note 7)	308,423	300,030
Other liabilities	788,219	34,037
Total liabilities	50,771,260	50,100,735
Commitments and contingencies (Note 13)
Capital (Note 9)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 17,155 and 17,171 shares as of March 31, 2010 and December 31, 2009	1,715,457	1,717,149
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,325 shares as of both March 31, 2010 and December 31, 2009	132,519	132,518
Total capital stock	1,847,976	1,849,667
Retained earnings	58,964	52,897
Accumulated other comprehensive loss (Note 9)	(855,756)	(908,816)
Total capital	1,051,184	993,748
Total Liabilities and Capital	$51,822,444	$51,094,483

*	Fair values of held-to-maturity securities were $8,456,929 and $8,884,890 as of March 31, 2010 and December 31, 2009.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
(in thousands)
Interest Income
Advances	$46,131	$175,245
Prepayment fees on advances, net	2,607	3,988
Interest-bearing deposits	17	27
Securities purchased under agreements to resell	1,641	2,591
Federal funds sold	3,770	1,448
Available-for-sale securities	3,755
Held-to-maturity securities	40,627	68,293
Mortgage loans held for portfolio	49,633	63,640
Total interest income	148,181	315,232
Interest Expense
Consolidated obligations - discount notes	4,321	31,615
Consolidated obligations - bonds	102,305	208,772
Deposits	45	481
Total interest expense	106,671	240,868
Net Interest Income	41,510	74,364
Benefit for credit losses	(428)
Net Interest Income after Benefit for Credit Losses	41,938	74,364
Other (Loss) Income
Total OTTI losses (Note 4)	(57,254)	(895,195)
Portion of OTTI losses recognized in other comprehensive loss	37,614	823,527
Net OTTI loss recognized in income	(19,640)	(71,668)
Net gain (loss) on derivatives and hedging activities	4,017	(2,941)
Net realized loss on early extinguishment of consolidated obligations	(3,916)	(4,526)
Service fees	673	572
Other, net	2	13
Total other loss	(18,864)	(78,550)
Other Expense
Operating:
Compensation and benefits	7,587	6,652
Other operating	5,808	4,229
Federal Housing Finance Agency	681	496
Office of Finance	644	484
Other, net	96	145
Total other expense	14,816	12,006
Income (Loss) before Assessments	8,258	(16,192)
Assessments
AHP	674
REFCORP	1,517	33
Total assessments	2,191	33
Net Income (Loss)	$6,067	$(16,225)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL
(Unaudited)

For the Three Months Ended	Class A Capital Stock*		Class B Capital Stock*		Retained	Accumulated Other Comprehensive	Total
March 31, 2010 and 2009	Shares	Par Value	Shares	Par Value	Earnings	Loss	Capital
(amounts and shares in thousands)
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative-effect adjustment (Note 9)					293,415	(293,415)
Proceeds from sale of capital stock	188	18,820	43	4,318			23,138
Net shares reclassified to mandatorily redeemable capital stock	(22)	(2,253)	(15)	(1,512)			(3,765)
Comprehensive loss:
Net loss					(16,225)		(16,225)
Other comprehensive loss (Note 9)						(808,842)	(808,842)
Total comprehensive loss							(825,067)
Balance, March 31, 2009	1,345	$134,420	17,330	$1,733,093	$198,314	$(1,105,196)	$960,631
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock			2	174			174
Net shares reclassified to mandatorily redeemable capital stock		1	(18)	(1,866)			(1,865)
Comprehensive income:
Net income					6,067		6,067
Other comprehensive income (Note 9)						53,060	53,060
Total comprehensive income							59,127
Balance, March 31, 2010	1,325	$132,519	17,155	$1,715,457	$58,964	$(855,756)	$1,051,184

*	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
(in thousands)
Operating Activities
Net income (loss)	$6,067	$(16,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	(44,398)	(59,371)
Net OTTI loss	19,640	71,668
Change in net fair value adjustment on derivative and hedging activities	44,303	(28,414)
Loss on extinguishment of consolidated obligations	3,916	4,526
Benefit for credit losses and other	(259)	(3)
Net change in:
Accrued interest receivable	45,313	99,219
Other assets	3,616	(568)
Accrued interest payable	(61,466)	(119,230)
Other liabilities	(5,933)	(3,787)
Total adjustments	4,732	(35,960)
Net cash provided by (used in) operating activities	10,799	(52,185)
Investing Activities
Net change in:
Interest-bearing deposits	20,006	43,845
Deposits with other FHLBanks	(13)	(65)
Securities purchased under agreements to resell	(4,000,000)	(1,100,000)
Federal funds sold	1,051,920	(1,871,200)
Premises, software and equipment	(290)	(2,196)
Available-for-sale securities:
Proceeds from long-term	45,712
Purchases of long-term	(793,641)
Held-to-maturity securities:
Net increase (decrease) in short-term	114,000	(1,845,000)
Proceeds from maturities of long-term	436,407	545,002
Purchases of long-term	(137,274)	(178,672)
Advances:
Proceeds	9,201,755	26,133,145
Made	(6,830,630)	(21,112,400)
Mortgage loans held for portfolio:
Principal collected	179,443	186,762
Net cash (used in) provided by investing activities	(712,605)	799,221

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
(in thousands)
Financing Activities
Net change in:
Deposits	32,817		89,188
Net proceeds from issuance of consolidated obligations:
Discount notes	267,338,358		141,514,120
Bonds	12,522,759		11,314,822
Payments for maturing and retiring consolidated obligations:
Discount notes	(268,334,582)		(135,315,357)
Bonds	(11,588,000)		(18,372,250)
Proceeds from issuance of capital stock	174		23,138
Payments for redemption of mandatorily redeemable capital stock			(669)
Net cash used in financing activities	(28,474)		(747,008)
Net (decrease) increase in cash and cash equivalents	(730,280)		28
Cash and cash equivalents at beginning of the period	731,430		1,395
Cash and cash equivalents at end of the period	$1,150		$1,423

Supplemental Disclosures
Interest paid	$168,138		$360,099
AHP payments, net	$1,763		$908
Transfers from mortgage loans to real estate owned	$1,273		$266
Non-cash transfers of OTTI held-to-maturity securities to available-for-sale securities	$77,327	$

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation, Use of Estimates, and Recently Adopted and Issued Accounting Standards

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2009 audited financial statements and related notes (2009 Audited Financial Statements) included in the 2009 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of March 31, 2010 and the operating results for the three months ended March 31, 2010 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2010.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Actual results could differ significantly from these estimates.

Recently Adopted Accounting Standards and Interpretations

Disclosure and Accounting for Subsequent Events

In February 2010, the Financial Accounting Standards Board (FASB) amended its guidance on subsequent events to remove the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB’s guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued amended guidance related to the disclosure of fair value measurements. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, this guidance requires new disclosures, on a gross basis, relating to purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3), and clarifies existing disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Seattle Bank), except for the new Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Seattle Bank), and for interim periods within those fiscal years. Our adoption of this amended guidance resulted in increased financial statement disclosures (see Note 11) but did not affect our financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. Under the new guidance, an entity must consolidate a VIE if it determines it is the primary beneficiary of that VIE. An entity qualitatively assesses whether it is the primary beneficiary of a VIE based on whether it (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses or receive benefits from the VIE that could be significant to the VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. Our involvement with VIEs may include, but is not limited to, investments in senior interests in private-label mortgage-backed securities (PLMBS). This new accounting guidance became effective for the Seattle Bank on January 1, 2010. We have evaluated our investments in VIEs that we held as of January 1, 2010 and March 31, 2010 and have determined that consolidation is not required since we are not the primary beneficiary of any VIE. Our evaluation included reconsideration of our consolidation conclusions with respect to VIEs, particularly our investments in PLMBS where subordinate tranches have been adversely affected by credit losses. Although adoption of this guidance as of January 1, 2010 had no impact on our financial condition, results of operations, or cash flows, we are required under the guidance to continually evaluate whether we have become the primary beneficiary of a VIE.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, introduces the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred, changes the requirements for de-recognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective as of the beginning of the first reporting period beginning after November 15, 2009 (January 1, 2010 for the Seattle Bank). Our adoption of this guidance as of January 1, 2010 did not impact our financial condition, results of operations, or cash flows.

Note 2—Available-for-Sale Securities

    On March 31, 2010, we transferred certain of our PLMBS with an unpaid principal balance of $139.2 million and a fair value of $77.3 million from our held-to-maturity (HTM) portfolio to our available-for-sale (AFS) portfolio. The transferred PLMBS had other-than-temporary impairment (OTTI) credit losses for the three months ended March 31, 2010, which the Seattle Bank considers to be evidence of a significant deterioration in the securities’ creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $66.2 million as of March 31, 2010.

Major Security Types

The following tables summarize our AFS securities as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss		Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (2)	$350,000	$		$		$(2)	$349,998
Temporary Liquidity Guarantee Program (TLGP) securities (3)	1,202,791					(635)	1,202,156
Residential MBS
PLMBS	1,748,228		(971,290)		311,445		1,088,383
Total	$3,301,019		$(971,290)		$311,445	$(637)	$2,640,537

	As of December 31, 2009
AFS Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(in thousands)
Residential MBS
PLMBS	$1,673,296	$(928,895)	$232,469	$	$976,870
Total	$1,673,296	$(928,895)	$232,469	$	$976,870

(1)	The amortized cost basis includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	Consists of Federal Farm Credit Bank (FFCB) bonds that are guaranteed by the Federal Agriculture Mortgage Corporation.
(3)	Consists of promissory notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost of our PLMBS classified as AFS includes accretable discounts of $1.2 million and OTTI credit losses of $331.9 million as of March 31, 2010. The amortized cost of our PLMBS classified as AFS includes accretable discounts of $1.9 million and OTTI credit losses of $312.8 million as of December 31, 2009. See Note 9 for a tabular presentation of accumulated other comprehensive loss on AFS securities for the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, we held $1.7 billion and $454.5 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. These securities were transferred from our HTM portfolio on March 31, 2010 and during 2009. See Note 12 for additional information concerning these related parties.

Unrealized Losses on Available-for-Sale Securities

The following tables summarize our AFS securities with unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009. The unrealized losses include OTTI recognized in other comprehensive loss and gross unrecognized holding gains and losses, as applicable.

	As of March 31, 2010
	Less than 12 months		12 months or more				Total
AFS Securities in Unrealized Loss Positions	Estimated Fair Value	Unrealized Losses	Estimated Fair Value		Unrealized Losses		Estimated Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$349,998	$(2)	$		$		$349,998	$(2)
TLGP securities	1,202,156	(635)					1,202,156	(635)
Residential MBS
PLMBS				1,088,383		(659,845)	1,088,383	(659,845)
Total	$1,552,154	$(637)		$1,088,383		$(659,845)	$2,640,537	$(660,482)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(in thousands)
Residential MBS
PLMBS	$	$	$976,870	$(696,426)	$976,870	$(696,426)
Total	$	$	$976,870	$(696,426)	$976,870	$(696,426)

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of AFS securities by contractual maturity as of March 31, 2010 and December 31, 2009 are shown below.

	As of March 31, 2010			As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Carrying Value	Estimated Fair Value	Amortized Cost Basis		Carrying Value		Estimated Fair Value
(in thousands)
Non-MBS
Due after one year through five years	$1,552,791	$1,552,154	$1,552,154	$		$		$
Subtotal	1,552,791	1,552,154	1,552,154
MBS	1,748,228	1,088,383	1,088,383		1,673,296		976,870		976,870
Total	$3,301,019	$2,640,537	$2,640,537		$1,673,296		$976,870		$976,870

Credit Risk

A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 4.

Note 3—Held-to-Maturity Securities

On March 31, 2010 and during 2009, the Seattle Bank transferred certain PLMBS from its HTM portfolio to its AFS portfolio (see Note 2).

Major Security Types

The following tables summarize our HTM securities as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Recognized in Other Comprehensive Loss (2)		Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Estimated Fair Value
(in thousands)
Certificates of deposit (4)	$2,789,000	$		$2,789,000	$1	$(11)	$2,788,990
Other U.S. agency obligations (5)	44,804			44,804	687	(19)	45,472
GSE obligations (6)	591,514			591,514	46,279		637,793
State or local housing agency obligations	4,105			4,105			4,105
Subtotal	3,429,423			3,429,423	46,967	(30)	3,476,360
Residential Mortgage-Backed Securities (MBS)
GSEs (6)	3,090,658			3,090,658	43,490	(1,412)	3,132,736
Other U.S. agency obligations (5)	4,133			4,133	101		4,234
PLMBS	2,423,847		(192,302)	2,231,545	7,735	(395,681)	1,843,599
Subtotal	5,518,638		(192,302)	5,326,336	51,326	(397,093)	4,980,569
Total	$8,948,061		$(192,302)	$8,755,759	$98,293	$(397,123)	$8,456,929

	As of December 31, 2009
HTM Securities	Amortized Cost Basis (1)	OTTI Recognized in Other Comprehensive Loss (2)		Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)		Estimated Fair Value
(in thousands)
Certificates of deposit (4)	$2,903,000	$		$2,903,000	$73	$		$2,903,073
Other U.S. agency obligations (5)	51,684			51,684	835		(2)	52,517
GSE obligations (6)	593,380			593,380	48,096			641,476
State or local housing agency obligations	4,130			4,130				4,130
Subtotal	3,552,194			3,552,194	49,004		(2)	3,601,196
Residential MBS
GSEs (6)	3,198,679			3,198,679	35,587		(3,981)	3,230,285
Other U.S. agency obligations (5)	4,229			4,229	91			4,320
PLMBS	2,743,096		(209,292)	2,533,804	7,083		(491,798)	2,049,089
Subtotal	5,946,004		(209,292)	5,736,712	42,761		(495,779)	5,283,694
Total	$9,498,198		$(209,292)	$9,288,906	$91,765		$(495,781)	$8,884,890

(1)	The amortized cost basis includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 9 for a reconciliation of the accumulated other comprehensive loss related to HTM securities as of March 31, 2010 and 2009.
(3)
Gross unrecognized holding gains (losses) represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.

(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) or Small Business Association (SBA) investment pools.
(6)	Primarily consists of securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), or Tennessee Valley Authority (TVA).

The amortized cost of our MBS investments classified as HTM with no OTTI losses included purchase discounts of $30.4 million and purchase premiums of $1.9 million as of March 31, 2010. The amortized cost of our MBS classified as HTM with OTTI losses included net accretable premiums of $55,000 and OTTI credit losses of $7.3 million as of March 31, 2010. The amortized cost of our MBS investments classified as HTM with no OTTI losses included purchase discounts of $34.9 million and purchase premiums of $2.2 million as of December 31, 2009. The amortized cost of our MBS classified as HTM with OTTI losses included net accretable discounts of $49,000 and OTTI credit losses of $7.1 million as of December 31, 2009.

   As of March 31, 2010 and December 31, 2009, we held $770.4 million and $846.0 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board.  See Note 12 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009. The gross unrealized losses include OTTI charges recognized in other comprehensive loss and gross unrecognized holding losses.

	As of March 31, 2010
	Less than 12 months		12 months or more				Total
HTM Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value		Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Certificates of deposit	$2,284,989	$(11)	$		$		$2,284,989	$(11)
Other U.S. agency obligations (1)	5,682	(18)		360		(1)	6,042	(19)
Subtotal	2,290,671	(29)		360		(1)	2,291,031	(30)
Residential MBS
GSEs (2)	422,404	(1,412)					422,404	(1,412)
Other U.S. agency obligations (1)	1						1
Temporarily impaired PLMBS	45,107	(726)					45,107	(726)
OTTI PLMBS				1,581,195		(587,257)	1,581,195	(587,257)
Subtotal	467,512	(2,138)		1,581,195		(587,257)	2,048,707	(589,395)
Total	$2,758,183	$(2,167)		$1,581,555		$(587,258)	$4,339,738	$(589,425)

	As of December 31, 2009
	Less than 12 months			12 months or more		Total
HTM Securities in Unrealized Loss Positions	Estimated Fair Value	Gross Unrealized Losses		Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations (1)	$219	$		$370	$(2)	$589	$(2)
Subtotal	219			370	(2)	589	(2)
Residential MBS
GSEs (2)	1,053,968		(2,436)	161,728	(1,545)	1,215,696	(3,981)
Other U.S. agency obligations (1)	5					5
Temporarily impaired PLMBS	48,550		(779)	1,574,190	(490,788)	1,622,740	(491,567)
OTTI PLMBS				289,781	(209,523)	289,781	(209,523)
Subtotal	1,102,523		(3,215)	2,025,699	(701,856)	3,128,222	(705,071)
Total	$1,102,742		$(3,215)	$2,026,069	$(701,858)	$3,128,811	$(705,073)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of March 31, 2010, 131 of our HTM investment positions had gross unrealized losses totaling $589.4 million, with the total estimated fair value of these positions approximating 91.7% of their carrying value. Of these 131 positions, 105 positions had gross unrealized losses for at least 12 months. As of December 31, 2009, 134 of our investment positions had gross unrealized losses totaling $705.1 million, with the total estimated fair value of these positions approximating 86.5% of their carrying value. Of these 134 positions, 118 positions had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of HTM securities by contractual maturity as of March 31, 2010 and December 31, 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2010			As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Carrying Value	Estimated Fair Value	Amortized Cost Basis	Carrying Value	Estimated Fair Value
(in thousands)
Non-MBS
Due in one year or less	$2,993,898	$2,993,898	$2,995,782	$3,110,275	$3,110,275	$3,113,427
Due after one year through five years	399,621	399,621	444,373	405,104	405,104	450,565
Due after five years through 10 years	12,815	12,815	12,904	13,221	13,221	13,364
Due after 10 years	23,089	23,089	23,301	23,594	23,594	23,840
Subtotal	3,429,423	3,429,423	3,476,360	3,552,194	3,552,194	3,601,196
MBS	5,518,638	5,326,336	4,980,569	5,946,004	5,736,712	5,283,694
Total	$8,948,061	$8,755,759	$8,456,929	$9,498,198	$9,288,906	$8,884,890

Credit Risk

A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities is included in Note 4.

Note 4—Investment Credit Risk and Assessment for Other-than-Temporary Impairment

Credit Risk

Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, or losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more forms of credit protection, including subordination, excess spread, over-collateralization, and, to an immaterial extent, insurance wraps.

Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or Standard and Poor's (S&P), at their respective purchase dates. The AAA-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization.

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

Based on current information, we believe that for agency residential MBS, the strength of the issuers’ guarantees through direct obligations or U.S. government support is sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of March 31, 2010.

The FHLBanks’ OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning with the second quarter of 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for substantially all of its PLMBS. As part of the Seattle Bank’s quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee.

Beginning with the third quarter of 2009, we have performed OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks’ common platform and approved assumptions, rather than screening for at-risk securities. Five of our PLMBS could not be analyzed using the standard process. Three of these securities (with a total unpaid principal balance of $27.0 million as of March 31, 2010) lacked the loan level collateral data necessary to apply the FHLBanks’ common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools using a proxy for the missing loan-level data results or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on the other two securities (with a total unpaid principal balance of $3.2 million as of March 31, 2010) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis which included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

Our evaluation includes estimating cash flows that we are likely to collect, taking into account the loan-level characteristics and structure of each security and certain modeling assumptions as determined by the FHLBanks’ OTTI Governance Committee. In performing a detailed cash flow analysis, we identify our best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.

We perform our OTTI cash flow analyses using third-party models that consider borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas, which are based upon an assessment of the relevant housing markets. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 12% over the next six-to-12 months; thereafter, home prices are projected to remain flat for six months and to increase 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.

In accordance with Finance Agency guidance, since the second quarter of 2009, we have engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS, utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. In addition, the FHLBank of San Francisco (San Francisco Bank) provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and with fair values below amortized cost. We based our OTTI evaluations for the first quarter of 2010 on these approved assumptions and the cash flow analyses provided by the Indianapolis and San Francisco Banks. In addition, we independently verified the majority of cash flows modeled by the Indianapolis Bank, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. Our OTTI evaluation for the first quarter of 2009 was based on our own modeling assumptions and internally generated cash flow analyses utilizing the same risk-modeling software and loan data source information subsequently approved and used by the FHLBanks beginning in the second quarter of 2009.

Because of the continued credit deterioration in the PLMBS market, additional OTTI charges related to credit losses were recorded for the three months ended March 31, 2010 on 25 securities identified as other-than-temporarily impaired in prior periods and on one newly identified security. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. We recognized OTTI charges of $19.6 million and $71.7 million for the three months ended March 31, 2010 and 2009 related to the credit losses on PLMBS, which are reported in the statements of operations as “net OTTI loss recognized in income,” and impairment related to all other factors (i.e., non-credit losses) of $37.6 million and $823.5 million, which is included in the statements of condition as “accumulated other comprehensive loss – non-credit portion of OTTI losses on HTM securities” and “accumulated other comprehensive loss – non-credit portion of OTTI losses on AFS securities.” Increases in the fair value of the AFS securities and transfers from HTM to AFS reduced our total accumulated other comprehensive loss by $79.0 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, we accreted $12.2 million of non-credit impairment from accumulated other comprehensive loss to the carrying value of the HTM securities. Credit losses related to previously OTTI securities where the carrying value was less than fair value were reclassified out of accumulated other comprehensive loss and charged to earnings. The amount was $17.6 million and $14.6 million for the three months ended March 31, 2010 and 2009. We recorded no transfers or non-credit OTTI accretion for the three months ended March 31, 2009. See Note 9 for a tabular presentation of accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages for all PLMBS in each category shown.

	Significant Inputs
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.78	10.57-11.08	49.40	45.4-52.25	41.93	39.47-45.38	33.57	28.79-40.29
2007	7.46	5.32-11.77	77.60	36.63-86.9	52.38	43.47-59.3	35.42	9.18-44.28
2006	5.17	3.51-8.41	86.60	72.24-91.39	53.63	47.11-61.94	43.05	37.68-47.85
2005	8.46	6.86-12.14	70.36	45.34-80.1	47.14	34.2-53.76	31.60	0-50.78
Total Alt-A	6.94	3.51-12.14	78.47	36.63-91.39	51.86	34.2-61.94	37.75	0-50.78

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

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

The following table summarizes key information as of March 31, 2010 and December 31, 2009 for the PLMBS on which we have recorded OTTI.

	As of March 31, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
(in thousands)
Alt-A PLMBS (2)	$450,556	$443,272	$250,970	$257,353	$2,081,376	$1,748,228	$1,088,383
Total OTTI PLMBS	$450,556	$443,272	$250,970	$257,353	$2,081,376	$1,748,228	$1,088,383

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator’s classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Credit Loss Component of OTTI	2010	2009
(in thousands)
Balance, beginning of period	$319,113	$8,693	(1)
Additions
Credit losses on securities for which OTTI was not previously recognized	37	29,234
Additional OTTI credit losses on securities for which an OTTI loss was previously recognized (2)	19,603	42,434
Total additions	19,640	71,668
Reductions
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(280)
Balance, end of period	$338,473	$80,361

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

(2)	Relates to securities that were also previously determined to be OTTI prior to the beginning of the period.

Note 5—Advances

Redemption Terms

We had advances outstanding, including AHP advances, at interest rates ranging from 0.19% to 8.22% as of March 31, 2010 and from 0.11% to 8.22% as of December 31, 2009. Interest rates on our AHP advances ranged from 3.75% to 5.99% as of March 31, 2010 and 2.80% to 5.99% as of December 31, 2009. The following table summarizes our advances outstanding as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$9,147,351	1.37	$12,268,149	1.75
Due after one year through two years	4,161,318	1.95	2,893,358	2.67
Due after two years through three years	1,659,426	3.18	1,850,076	3.03
Due after three years through four years	880,430	3.09	1,395,149	3.11
Due after four years through five years	570,175	3.32	293,629	3.73
Thereafter	3,086,082	4.38	3,177,515	4.35
Total par value	19,504,782	2.26	21,877,876	2.47
Commitment fees	(632)		(650)
Discount on AHP advances	(58)		(70)
Discount on advances	(3,580)		(5,840)
Hedging adjustments	364,841		385,710
Total	$19,865,353		$22,257,026

The following table summarizes our advances by interest-rate payment terms as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Advance Outstanding by Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Par Value of Advances Outstanding	Percent of Total Advances Outstanding
(in thousands, except percentages)
Variable Interest-Rate Advances
Cash management advances	$360,888	1.9	$105,256	0.5
Adjustable advances	2,222,737	11.4	2,125,236	9.7
Fixed Interest-Rate Advances
Fixed interest-rate advances	11,915,969	61.1	14,302,515	65.4
Amortizing advances	573,778	2.9	636,459	2.9
Structured Advances
Putable advances	4,041,410	20.7	4,318,410	19.7
Capped floater advances	20,000	0.1	20,000	0.1
Floating-to-fixed convertible advances	370,000	1.9	370,000	1.7
Total par value	$19,504,782	100.0	$21,877,876	100.0

Credit Risk

   Our credit risk from advances is concentrated in commercial banks and savings institutions. Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value or balance. We periodically evaluate the percentage of collateral value or balance to take into account market conditions. As of March 31, 2010 and December 31, 2009, we had rights to collateral (loans and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for members with a weakened financial condition, we utilize a third party vendor to assist us in estimating the liquidation value of such members’ loan collateral.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. As of March 31, 2010 and December 31, 2009, the number of borrowers on our internal credit watch list was approximately 41% and 45% of our membership, generally as a result of increases in their non-performing assets, declining profitability, and their need for additional capital. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. As of March 31, 2010, 28% of our borrowers were on the physical possession collateral arrangement, representing approximately 20% of outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. Further, so far in 2010, ten of our member institutions have failed. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

See “Part I. Item 1. Business—Our Business—Products and Services—Advances” in our 2009 annual report on Form 10-K for additional information on our advances and credit risk management.

We have not provided any allowances for losses on advances because we believe it is not probable that we will be unable to collect all amounts due according to the contractual terms of the agreements. As of March 31, 2010 and December 31, 2009, we had no advances that were past due or on nonaccrual status.

Concentration Risk

Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As March 31, 2010, our top five borrowers held 59.1% of the par value of our outstanding advances, with our top two borrowers holding 44.4% (Bank of America Oregon, N.A. with 33.9% and Washington Federal Savings and Loan with 10.5%) and the other three borrowers each holding less than 10%. As of March 31, 2010, the weighted average remaining term-to-maturity of these advances was approximately 24 months. As of December 31, 2009, our top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four each holding less than 10% of outstanding advances. As of December 31, 2009, the weighted average remaining term-to-maturity of these advances was approximately 20 months.

As of March 31, 2010 and December 31, 2009, we had $9.8 billion and $13.4 billion in advances outstanding that were greater than $1.0 billion per borrower. These advances were made to three and five borrowers and represented 50.1% and 60.2% of total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 12 for additional information on borrowers holding 10% or more of our outstanding capital stock.

Prepayment Fees

We record prepayment fees received from members on prepaid advances net of any fair value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $6.9 million and $4.1 million for the three months ended March 31, 2010 and 2009.

Note 6—Mortgage Loans Held for Portfolio, Net

The following tables summarize our mortgage loans held for portfolio as of March 31, 2010 and December 31, 2009.

Mortgage Loans Held for Portfolio, Net	As of March 31, 2010	As of December 31, 2009
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family	$520,863	$558,390
Fixed interest-rate, long-term*, single-family	3,398,264	3,541,618
Total loan principal	3,919,127	4,100,008
Premiums	33,222	37,068
Discounts	(28,439)	(30,255)
Subtotal - Mortgage loans held for portfolio, before allowance for credit losses	3,923,910	4,106,821
Less: Allowance for credit losses on mortgage loans	368	626
Total mortgage loans held for portfolio, net	$3,923,542	$4,106,195

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

Par Amount of Mortgage Loans Held for Portfolio	As of March 31, 2010	As of December 31, 2009
(in thousands)
Government-guaranteed/insured	$167,054	$172,966
Conventional	3,752,073	3,927,042
Total par value	$3,919,127	$4,100,008

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of March 31, 2010 and December 31, 2009, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio. Our allowance for credit losses totaled $368,000 and $626,000 as of March 31, 2010 and December 31, 2009. We reduced our allowance and recorded a benefit for credit losses of $428,000 for the three months ended March 31, 2010, based on our analysis, which considers estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We believe the combination of the LRA and our allowance for credit losses is sufficient to absorb expected credit losses in our mortgage loan portfolio. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio. The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to “AA-,“ and we are continuing to explore alternatives to do so.

As of March 31, 2010, we had 17 conventional mortgage loans totaling $3.5 million on nonaccrual status and no mortgage loans classified as impaired. As of December 31, 2009, we had 27 conventional mortgage loans totaling $5.4 million on nonaccrual status and no mortgage loans classified as impaired. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

    As of March 31, 2010 and December 31, 2009, we held 12 and 14 mortgage loans totaling $1.6 million and $1.7 million classified as real estate owned and recorded in other assets.

The following table presents our delinquent mortgage loans and mortgage loans in foreclosure, as a percentage of par amount, as of March 31, 2010 and December 31, 2009.

Mortgage Loans Delinquent or in Foreclosure	As of March 31, 2010	As of December 31, 2009
(in thousands, except percentages)
Conventional mortgage loans outstanding	$3,752,073	$3,927,042

Conventional mortgage loan delinquencies - 30-59 days	1.0%	0.9%
Conventional mortgage loan delinquencies - 60-89 days	0.3%	0.3%
Conventional mortgage loan delinquencies - Greater than 90 days	0.8%	0.6%
Conventional mortgage loan foreclosures	0.3%	0.3%

Government-insured mortgage loans outstanding	$167,054	$172,966

Government-insured mortgage loan delinquencies - 30-59 days	12.5%	11.3%
Government-insured mortgage loan delinquencies - 60-89 days	4.7%	6.0%
Government-insured mortgage loan delinquencies - Greater than 90 days	20.7%	20.4%
Government-insured mortgage loan foreclosures	None	None

As of March 31, 2010 and December 31, 2009, approximately 88% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of March 31, 2010 and December 31, 2009. For more information, see Note 12.

Note 7—Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency policy, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. Finance Agency regulation and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments.

We generally use derivatives to:

•
reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond (structured funding);

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;
•
preserve an interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation bond;

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

Interest-Rate Swaps

An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed interest rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount based on a variable interest-rate index for the same period of time. The variable interest-rate index in most of our interest-rate exchange agreements is the London Interbank Offered Rate (LIBOR).

Swaptions

A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity against future interest-rate changes on instruments with embedded options. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the statements of condition; or (2) firm commitments. We also formally assess (both at the hedge’s inception and at least quarterly thereafter) whether the derivatives in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We typically use regression analysis to assess the effectiveness of our hedges.

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

Investments

We invest in MBS, U.S. agency and GSE obligations, and the taxable portion of state or local housing finance agency securities, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. We may manage the risk arising from changing market prices of our AFS securities by matching the cash inflows on the AFS security with the cash outflows on an interest-rate exchange agreement. For AFS securities that have been hedged and qualify as a fair value hedge, we record the portion of the change in value related to the risk being hedged in other (loss) income as “net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivative, and the remainder of the change in accumulated other comprehensive loss as “net unrealized gains (losses) on AFS securities." Derivatives used to manage the interest-rate and prepayment risks associated with our HTM and non-hedged AFS securities are accounted for as freestanding derivatives with changes in their fair value recorded in current period earnings.

Consolidated Obligations

While consolidated obligations are the joint and several obligations of the Federal Home Loan Banks (FHLBanks), each FHLBank has consolidated obligations for which it is the primary obligor. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

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

Managing Credit Risk on Derivatives

The Seattle Bank is subject to credit risk because of the potential nonperformance by counterparties to our interest-rate exchange agreements. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. We do not anticipate any credit losses on our interest-rate exchange agreements.

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

We define our maximum credit risk as the estimated cost of replacing interest-rate exchange agreements in net asset positions, assuming the counterparty defaults and the related collateral, if any, is of no value to us. The determination of maximum credit risk excludes circumstances where our pledged collateral to a counterparty exceeds our net position.

As of March 31, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $15.1 million and $11.9 million, including $11.3 million and $6.2 million of net accrued interest receivable. We held cash collateral of $9.8 million and $8.3 million from our counterparties for net credit risk exposures of $5.3 million and $3.6 million as of March 31, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of March 31, 2010 or December 31, 2009. Our maximum credit risk varies based upon outstanding balances with counterparties and associated agreed upon collateral delivery levels. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions, including the level and slope of the yield curve. See Note 11 for information concerning nonperformance risk valuation adjustments.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of March 31, 2010, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2010 was $306.8 million, for which we have posted collateral of $85.7 million in the normal course of business. If the Seattle Bank’s individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $140.3 million of collateral to our derivative counterparties as of March 31, 2010. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

    We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$32,062,133	$160,188	$491,107
Interest-rate caps or floors	10,000
Total derivatives designated as hedging instruments	32,072,133	160,188	491,107
Derivatives not designated as hedging instruments
Interest-rate swaps	663,200	6,606	8,451
Interest-rate caps or floors	200,000	1
Total derivatives not designated as hedging instruments	863,200	6,607	8,451
Total derivatives before netting and collateral adjustments	$32,935,333	166,795	499,558
Netting adjustments (1)		(151,718)	(151,718)
Cash collateral and related accrued interest		(9,782)	(39,417)
Subtotal netting and collateral adjustments		(161,500)	(191,135)
Derivative assets and derivative liabilities as reported on the statement of condition		$5,295	$308,423

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	240,000	587,519
Netting adjustments(1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Subtotal netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $256.0 million and $212.0 million of range consolidated obligation bonds as of March 31, 2010 and December 31, 2009 were net assets of $3.4 million and net liabilities of $148,000 and are not reflected in the tables above.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Components of Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$259	$(2,869)
Total net gain (loss) related to fair value hedge ineffectiveness	259	(2,869)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	(11)	2
Interest-rate caps or floors	(46)	(184)
Net interest settlements	3,815	128
Intermediary transactions
Interest-rate swaps		(18)
Total net gain (loss) related to derivatives not designated as hedging instruments	3,758	(72)
Net gain (loss) on derivatives and hedging activities	$4,017	$(2,941)

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Effectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$396	$180	$576	$(78,329)
Consolidated obligation bonds	49,853	(50,620)	(767)	68,228
Consolidated obligation discount notes	(2,727)	3,177	450	2,642
Total	$47,522	$(47,263)	$259	$(7,459)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	For the Three Months Ended March 31, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Effectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$4,282	$(8,445)	$(4,163)	$(55,491)
Consolidated obligation bonds	(58,897)	58,843	(54)	58,102
Consolidated obligation discount notes	(6,878)	8,226	1,348	3,931
Total	$(61,493)	$58,624	$(2,869)	$6,542

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 8—Consolidated Obligations

Consolidated obligations consist of consolidated obligation bonds and consolidated obligation discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives. Although consolidated obligations are the joint and several liability of the FHLBanks, we record on our statements of condition only that portion for which we are the primary obligor. The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $870.9 billion and $930.6 billion as March 31, 2010 and December 31, 2009.

Consolidated Obligation Discount Notes

    Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2010 and December 31, 2009.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of March 31, 2010	$17,467,151	$17,469,326	0.11
As of December 31, 2009	$18,501,642	$18,502,949	0.23

*	Represents an implied rate.

Consolidated Obligation Bonds

The following table summarizes our outstanding consolidated obligation bonds outstanding by contractual maturity as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
		Weighted-		Weighted-
		Average		Average
		Interest		Interest
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Rate	Amount	Rate
(in thousands, except interest rates)
Due in one year or less	$7,505,985	1.06	$11,264,000	1.12
Due after one year through two years	6,740,110	1.06	3,656,595	1.81
Due after two years through three years	5,724,500	2.35	4,894,000	2.55
Due after three years through four years	3,128,000	2.87	2,772,000	3.10
Due after four years through five years	2,301,500	3.43	2,297,500	3.74
Thereafter	5,218,270	4.83	4,794,270	5.01
Total par value	30,618,365	2.31	29,678,365	2.46
Premiums	10,607		11,388
Discounts	(24,011)		(25,095)
Hedging adjustments	129,081		97,571
Total	$30,734,042		$29,762,229

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. The following table summarizes our consolidated obligation bonds outstanding that were transferred in from other FHLBanks as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Other FHLBanks' Consolidated Obligations	Par Value	Original Net Premium (Discount)	Par Value	Original Net Premium (Discount)
(in thousands)
Transfers In
FHLBank of Chicago	$998,000	$(18,577)	$1,014,000	$18,462
Total	$998,000	$(18,577)	$1,014,000	$18,462

We transferred no consolidated obligation bonds to other FHLBanks during the three months ended March 31, 2010 or 2009.

Our consolidated obligation bonds outstanding consisted of the following as of March 31, 2010 and December 31, 2009.

Par Value of Consolidated Obligation Bonds	As of March 31, 2010	As of December 31, 2009
(in thousands)
Non-callable	$15,813,565	$18,727,565
Callable	14,804,800	10,950,800
Total par value	$30,618,365	$29,678,365

    The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2010 and December 31, 2009.

Term-to-Maturity or Next Call Date	As of March 31, 2010	As of December 31, 2009
(in thousands)
Due in one year or less	$18,425,785	$21,689,800
Due after one year through two years	5,284,310	1,875,795
Due after two years through three years	2,669,500	1,674,000
Due after three years through four years	1,118,000	1,217,000
Due after four years through five years	841,500	927,500
Thereafter	2,279,270	2,294,270
Total par value	$30,618,365	$29,678,365

Interest-Rate Payment Terms

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$21,172,365	69.1	$23,772,365	80.1
Step-up	5,620,000	18.4	4,160,000	14.0
Variable	3,600,000	11.8	1,569,000	5.3
Range	226,000	0.7	177,000	0.6
Total par value	$30,618,365	100.0	$29,678,365	100.0

Note 9—Capital

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No	Yes
Statutory redemption period *	Six months	Five years
Total outstanding balance
March 31, 2010	$158,865	$2,637,504
December 31, 2009	$158,864	$2,637,330

*
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which unlike Class A capital stock, is included in the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership, attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemptions have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive, as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As discussed further below, we are currently restricted from redeeming Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period.

The following table presents purchase, transfer, and redemption request activity for Class A and B capital stock (excluding mandatorily redeemable capital stock) for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases				3,873
Existing member capital stock purchases		174	18,820	445
Total capital stock purchases		174	18,820	4,318
Capital stock transferred to mandatory redeemable capital stock:
Withdrawals/involuntary redemptions	1	(1,233)	(2,253)	(1,512)
Redemption requests past redemption date		(633)
Balance, end of period	$132,519	$1,715,457	$134,420	$1,733,093

Dividends

As a result of our undercapitalized classification, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future.

Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: (1) risk-based capital, (2) total capital, and (3) leverage capital. First, under the risk-based capital requirement, we must maintain at all times permanent capital, defined as Class B capital stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. Second, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,206,363	$2,696,468	$2,158,493	$2,690,227
Total capital-to-assets ratio	4.00%	5.51%	4.00%	5.58%
Total regulatory capital	$2,072,898	$2,855,333	$2,043,779	$2,849,091
Leverage capital-to-assets ratio	5.00%	8.11%	5.00%	8.21%
Leverage capital	$2,591,122	$4,203,567	$2,554,724	$4,194,205

 Capital Classification Determination

As further discussed in our 2009 annual report on Form 10-K, in July 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The PCA provisions established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested and received an extension to prepare a revised capital restoration plan. Our revised capital restoration plan was submitted on December 5, 2009 and then deemed complete, but not approved, by the Finance Agency. On February 26, 2010, the Finance Agency notified us that it was extending the time it wanted to review the plan by 30 days, as allowed by regulation. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying steps we will take to resume repurchases and redemptions of member capital stock. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented. Failure to obtain approval of our revised capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency.

Although we have met all of our regulatory capital requirements (including our risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that even modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level, as well as concern that the value of property underlying the mortgages we own has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on our asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Capital Concentration

As of March 31, 2010 and December 31, 2009, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statement of operations. We recorded no interest expense on mandatorily redeemable capital stock for the three months ended March 31, 2010 or 2009 because we did not declare dividends during 2010 or 2009. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statement of cash flows.

As of March 31, 2010 and December 31, 2009, we had $922.0 million and $920.2 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of both March 31, 2010 and December 31, 2009 we had $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.’s capital stock due to its acquisition by JPMorgan Chase & Co. (JPMorgan Chase), a non-member.

The following table details the activity recorded in “mandatorily redeemable capital stock” on the statements of condition for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Mandatorily Redeemable Capital Stock	2010	2009
(in thousands)
Balance, beginning of period	$946,527	$917,876
Capital stock reclassified from equity:
Membership withdrawals/Involuntary redemptions	1,233	3,765
Redemption requests past redemption date	633
Repurchase/redemption of mandatorily redeemable capital stock*		(669)
Balance, end of period	$948,393	$920,972

*	Partial redemption of member’s mandatorily redeemable capital stock balance.

The number of shareholders holding mandatorily redeemable capital stock was 39 and 34 as of March 31, 2010 and December 31, 2009.

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

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009 and such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of March 31, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$73,105	$26,346	$62,302
Less than one year		51,099		59,332
One year through two years		14,476		2,994
Two years through three years		126		13,544
Three years through four years		759,103		757,648
Four years through five years		24,138		24,361
Total	$26,346	$922,047	$26,346	$920,181

A member may cancel or revoke its written notice of redemption or withdrawal from membership prior to the end of the five-year redemption period at which time it is reclassified to capital stock from mandatorily redeemable capital stock. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.

Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock

As of March 31, 2010 and December 31, 2009, 48 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. During the three months ended March 31, 2010 and 2009, Seattle Bank members requested redemptions totaling $953,000 and $954,000 of Class B capital stock and $698,000 and $572,000 of Class A capital stock.

The following table shows the amount of outstanding Class A and Class B capital stock redemption requests by year of scheduled redemption as of March 31, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

	As of March 31, 2010		As of December 31, 2009
Class A and Class B Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$698	$67,427	$	$65,163
One year through two years		8,584		11,482
Two years through three years		67,511		67,511
Three years through four years		46,850		45,897
Four years through five years		24,331		24,331
Total	$698	$214,703	$	$214,384

Accumulated Other Comprehensive Loss

The following table provides information regarding the components of accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities		AFS Securities		Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$		$		$(2,939)
Cumulative-effect adjustment relating to new OTTI guidance			(293,415)			(293,415)
Non-credit portion of OTTI loss			(823,527)			(823,527)
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss			14,646			14,646
Pension benefits	39					39
Balance, March 31, 2009	$(2,900)		$(1,102,296)	$		$(1,105,196)
Balance, December 31, 2009	$(3,098)		$(209,292)		$(696,426)	$(908,816)
Non-PLMBS
Unrealized loss on AFS securities					(637)	(637)
OTTI PLMBS
Non-credit portion of OTTI loss			(55,181)			(55,181)
Reclassification of non-credit portion of OTTI loss on securities transferred to AFS			59,179		(59,179)
Reclassification adjustment into earnings of non-credit portion of OTTI loss			783		16,783	17,566
Accretion of non-credit portion of OTTI loss			12,209			12,209
Subsequent unrealized changes in fair value					78,977	78,977
Pension benefits	126					126
Balance, March 31, 2010	$(2,972)		$(192,302)		$(660,482)	$(855,756)

Note 10—Employer Retirement Plans

The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Net Periodic Pension Cost for Supplemental Retirement Plans	2010	2009
(in thousands)
Service cost	$103	$80
Interest cost	103	73
Amortization of prior service cost	67	39
Total	$273	$192

Note 11—Estimated Fair Values

The Seattle Bank records derivative assets and liabilities, AFS securities, and rabbi trust assets (included in other assets), at fair value on the statement of condition. In addition, certain other assets, such as HTM securities and real estate owned, are measured at fair value on a non-recurring basis, as detailed below. Fair value is a market-based measurement and is defined as the price that would be received for selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, an entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

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

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives and AFS TLGP and FFCB securities as level 2 assets and liabilities.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity’s own assumptions. We have classified our PLMBS AFS and certain HTM securities, on which we have recorded OTTI charges and related fair value measurements on a non-recurring basis, as level 3 assets.

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

Fair Value on a Recurring Basis

The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
Recurring Fair Value Measurement	Total	Level 1		Level 2		Level 3		Netting Adjustment *
(in thousands)
AFS securities:
PLMBS	$1,088,383	$		$			$1,088,383	$
TLGP securities	1,202,156				1,202,156
FFCB bonds	349,998				349,998
Derivative assets (interest-rate related)	5,295				166,795				(161,500)
Other assets (rabbi trust)	3,696		3,696
Total assets at fair value	$2,649,528		$3,696		$1,718,949		$1,088,383		$(161,500)

Derivative liabilities (interest-rate related)	$(308,423)	$			$(499,558)	$			$191,135
Total liabilities at fair value	$(308,423)	$			$(499,558)	$			$191,135

	As of December 31, 2009
								Netting
Recurring Fair Value Measurement	Total	Level 1		Level 2		Level 3		Adjustment *
(in thousands)
AFS securities	$976,870	$		$			$976,870	$
Derivative assets (interest-rate related)	3,649				240,000			(236,351)
Other assets (rabbi trust)	3,704		3,704
Total assets at fair value	$984,223		$3,704		$240,000		$976,870	$(236,351)

Derivative liabilities (interest-rate related)	$(300,030)	$			$(587,519)	$		$287,489
Total liabilities at fair value	$(300,030)	$			$(587,519)	$		$287,489

*
Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions with cash collateral held or placed with the same counterparties. The total cash collateral held by the Seattle Bank was $9.8 million and $8.3 million as of March 31, 2010 and December 31, 2009.

For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2010.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on the statement of condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2010. We held no assets or liabilities measured at fair value using significant unobservable inputs for the three months ended March 31, 2009.

AFS PLMBS
Fair Value Measurements Using Significant Unobservable Inputs	For the Three Months Ended March 31, 2010
(in thousands)
Balance as of December 31, 2009	$976,870
Transfers from HTM to AFS securities (1)	77,327
Gains or losses (realized/unrealized) on changes in fair value included in earnings	(16,783)
Gains or losses (unrealized) in accumulated other comprehensive loss	95,760
Settlements	(44,791)
Balance as of March 31, 2010	$1,088,383

(1)
On March 31, 2010, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a fair value of $77.3 million at the time of transfer. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer.

Fair Value on a Non-Recurring Basis

We measure certain HTM securities and real estate owned at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of March 31, 2010 and 2009 and recognized OTTI charges on those securities during the three months ended March 31, 2010 and December 31, 2009.

The HTM securities shown in the tables below had carrying values prior to impairment of $192.9 million and $303.8 million as of March 31, 2010 and December 31, 2009. The tables exclude impaired securities where the carrying value is less than fair value as of March 31, 2010 and 2009. Additionally, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.

The following table presents, by hierarchy level, HTM securities and real estate owned for which a non-recurring change in fair value has been recorded as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010

Non-Recurring Fair Value Measurements	Total	Level 2		Level 3
(in thousands)
HTM securities	$143,591	$		$143,591
Real estate owned	1,595		1,595
Total assets at fair value	$145,186		$1,595	$143,591

	As of December 31, 2009

Fair Value Hierarchy	Total	Level 2		Level 3
(in thousands)
Held-to-maturity securities	$194,127	$		$194,127
Real estate owned	1,732		1,732
Total assets at fair value	$195,859		$1,732	$194,127

Significant Inputs of Recurring and Non-Recurring Fair Value Measurements

The following represents the significant inputs used to determine fair value of those instruments carried on the statement of condition at fair value using Level 2 or Level 3 inputs. These disclosures do not differentiate between recurring and non-recurring fair value measurements. A description of the valuation methodologies and techniques are disclosed below for all financial instruments under the section entitled “Fair Value Methodologies and Techniques.”

Investment Securities – Non-MBS

We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market.

Investment Securities – MBS

For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including, but not limited, to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2010, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of March 31, 2010 fell within Level 3 of the fair value hierarchy.

Derivative Assets and Liabilities

The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Interest-related derivatives use the LIBOR swap curve and market-based expectations of future interest rate volatility implied from current market prices for similar options.

Fair Value Methodologies & Techniques

The following estimated fair value amounts have been determined using available market information and management’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of March 31, 2010 and December 31, 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table included in this note does not represent an estimate of overall market value of the Seattle Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

HTM and AFS Securities

Our valuation methodologies for HTM and AFS securities are detailed in “Significant Inputs of Recurring and Non-Recurring Fair Value Measurements” above.

Advances

The estimated fair value of advances is determined by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. For advances with embedded options, additional market-based inputs are obtained from derivatives dealers. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period, adjusted for a target spread.

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

Derivative Assets and Liabilities

Our valuation methodology for derivative assets and liabilities is detailed in “Significant Inputs of Recurring and Non-Recurring Fair Value Measurements” above. The estimated fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.

Deposits

We determine the estimated fair values of member institution deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We estimate the fair values of our consolidated obligations using internal valuation models with market observable inputs. Our internal valuation models use standard valuation techniques. For fair values of consolidated obligations without embedded options, the models use market-based yield curve inputs, referred to as the CO curve, obtained from the Office of Finance. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculate the fair value of the consolidated obligations, using the present value of expected cash flows that use discount rates that are based on replacement funding rates for liabilities with similar terms.

Mandatorily Redeemable Capital Stock

The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by contemporaneous member purchases and transfers at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Our capital stock is not traded, and no market mechanism exists for the exchange of capital stock outside our cooperative.

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

Fair Value Summary Table

   The following table summarizes the carrying value and estimated fair values of our financial instruments as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Estimated Fair Values	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,150	$1,150	$731,430	$731,430
Deposit with other FHLBanks	45	45	32	32
Securities purchased under agreements to resell	7,500,000	7,499,998	3,500,000	3,500,020
Federal funds sold	8,999,080	8,999,065	10,051,000	10,051,096
AFS securities	2,640,537	2,640,537	976,870	976,870
HTM securities	8,755,759	8,456,929	9,288,906	8,884,890
Advances	19,865,353	19,970,956	22,257,026	22,368,341
Mortgage loans held for portfolio, net	3,923,542	4,093,420	4,106,195	4,251,866
Accrued interest receivable	78,273	78,273	123,586	123,586
Derivative assets	5,295	5,295	3,649	3,649
Financial Liabilities
Deposits	(371,117)	(371,112)	(339,800)	(339,801)
Consolidated obligations, net:
Discount notes	(17,467,151)	(17,466,863)	(18,501,642)	(18,501,216)
Bonds	(30,734,042)	(31,118,493)	(29,762,229)	(30,095,231)
Mandatorily redeemable capital stock	(948,393)	(948,393)	(946,527)	(946,527)
Accrued interest payable	(146,376)	(146,376)	(207,842)	(207,842)
Derivative liabilities	(308,423)	(308,423)	(300,030)	(300,030)
Other
Commitments to extend credit for advances	(632)	(632)	(649)	(649)
Commitments to issue consolidated obligations	(2,882,783)	(2,871,703)		8,938

Note 12—Transactions with Related Parties and other FHLBanks

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

For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 2; HTM securities purchased from members or affiliates of certain members, see Note 3; concentration associated with advances, see Note 5; concentration associated with mortgage loans held for portfolio, see Note 6; and concentration associated with capital stock, see Note 9.

The following tables set forth information with respect to the Seattle Bank’s outstanding transactions with members and their affiliates as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.

	As of	As of
Assets and Liabilities with Members and Affiliates	March 31, 2010	December 31, 2009
(in thousands)
Assets
Cash and due from banks	$150	$200
Securities purchased under agreements to resell	4,000,000	3,000,000
Federal funds sold	839,000	512,000
AFS securities	1,360,164	513,083
HTM securities	959,436	1,161,517
Advances*	19,141,185	20,003,762
Mortgage loans held for portfolio	144,606	149,489
Accrued interest receivable	49,228	71,821
Total assets	$26,493,769	$25,411,872

Liabilities
Deposits	$367,554	$334,892
Mandatorily redeemable capital stock	90,101	89,468
Derivative liabilities	159,048	162,626
Other liabilities	902	977
Total liabilities	617,605	587,963
Capital
Capital stock:
Class B capital stock	1,715,457	1,717,149
Class A capital stock	132,519	132,518
Accumulated other comprehensive loss:
Non-credit portion of OTTI losses on AFS securities	(387,288)	(358,290)
Non-credit portion of OTTI losses on HTM securities	(136,746)	(150,229)
Total capital	$1,323,942	$1,341,148

Other
Notional amount of derivatives	$14,377,040	$18,564,767
Letters of credit	$1,008,770	$932,910

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Members and Affiliates	2010	2009
(in thousands)
Interest Income
Advances*	$79,322	$129,932
Prepayment fees on advances, net	2,482	3,558
Securities purchased under agreements to resell	1,184	364
Federal funds sold	283	230
AFS securities	2,162
HTM securities	6,631	23,103
Mortgage loans held for portfolio	1,934	7,572
Total interest income	93,998	164,759
Interest Expense
Deposits	44	479
Consolidated obligations*	(34,317)	(22,859)
Total interest expense	(34,273)	(22,380)
Net Interest Income	128,271	187,139
Other (Loss) Income
Service fees	663	555
Net OTTI credit loss	(9,640)	(40,643)
Net loss on derivatives and hedging activities	(3,872)	(1,957)
Total other loss	(12,849)	(42,045)

*	Includes the effect of associated derivatives with members or their affiliates.

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

    The following tables set forth information as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 with respect to transactions with related parties.

	As of	As of
Assets and Liabilities with Related Parties	March 31, 2010	December 31, 2009
(in thousands)
Assets
Cash and due from banks	$150	$200
Securities purchased under agreements to resell	4,000,000	500,000
Federal funds sold	906,000
AFS securities	1,685,242	454,457
HTM securities	770,363	846,041
Advances*	7,992,920	9,790,069
Mortgage loans held for portfolio	3,431,360	3,593,551
Accrued interest receivable	35,046	70,535
Total assets	$18,821,081	$15,254,853

Liabilities
Deposits	$13,155	$16,641
Mandatorily redeemable capital stock	790,764	790,764
Derivative liabilities	138,765	156,553
Other liabilities	14,396	14,170
Total liabilities	957,080	978,128
Capital
Capital stock:
Class B capital stock	737,698	737,698
Class A capital stock	4,784	4,784
Accumulated other comprehensive loss:
Non-credit portion of OTTI losses on AFS securities	(270,134)	(312,390)
Non-credit portion of OTTI losses on HTM securities	(32,234)	(45,347)
Total capital	$440,114	$384,745
Other
Notional amount of derivatives	$7,448,165	$12,198,343
Letters of credit	$267,966	$269,259

*	Includes the effect of associated derivatives with members or their affiliates.

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2010	2009
(in thousands)
Interest Income
Advances*	$11,978	$106,371
Prepayment fees on advances, net	35	2,721
Securities purchased under agreements to resell	630	1,085
Federal funds sold	31	95
AFS securities	2,018
HTM securities	4,301	11,322
Mortgage loans held for portfolio	43,562	55,864
Total interest income	62,555	177,458
Interest Expense
Deposits	1	13
Consolidated obligations*	(21,715)	(24,451)
Total interest expense	(21,714)	(24,438)
Net Interest Income	84,269	201,896
Other (Loss) Income
Service fees	28	43
Net OTTI credit loss	(12,659)	(29,866)
Net loss on derivatives and hedging activities	(10)	(2,617)
Total other loss	(12,641)	(32,440)

*	Includes the effect of associated derivatives with members or their affiliates.

Transactions Affecting Related Parties

In January 2009, Bank of America, N.A. (BANA) completed the acquisition of Merrill Lynch & Co. (Merrill Lynch). On July 1, 2009, the assets of Merrill Lynch Bank USA, previously a member of the Seattle Bank, were transferred to BANA, a non-member, as part of its purchase of Merrill Lynch. As part of this restructuring, outstanding advances of $411.2 million and Class B stock of $146.3 million held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member. This acquisition increased the concentration of advances and capital stock outstanding with this member.

In September 2008, in a transaction facilitated by the FDIC, our then largest member, Washington Mutual Bank, F.S.B. was acquired by JPMorgan Chase, a non-member. In October 2008, JPMorgan Chase notified the Seattle Bank that it had merged Washington Mutual Bank, F.S.B. into a non-member entity, JPMorgan Chase Bank, N.A., that assumed the fully collateralized, related advances and capital stock of the Seattle Bank. We then reclassified the membership to that of a non-member shareholder that is no longer able to enter into new borrowing arrangements with the Seattle Bank and transferred its Class A capital stock and Class B capital stock to mandatorily redeemable capital stock.  As of March 31, 2010, we had $651.8 million in advances outstanding to JPMorgan Chase Bank, N.A.

Transactions with Other FHLBanks

For information on debt transfers to or from other FHLBanks, see Note 8.

Note 13—Commitments and Contingencies

As described in Note 8, consolidated obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2010 and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so.

We determined it was not necessary to recognize a liability for the fair value of the FHLBanks' joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks’ consolidated obligations as of March 31, 2010 and December 31, 2009. The par amounts of the FHLBanks’ outstanding consolidated obligations for which we are jointly and severally liable were approximately $870.9 billion and $930.6 billion as of March 31, 2010 and December 31, 2009.

Commitments that legally bind us for additional advances totaled $4.4 million and $6.5 million as of March 31, 2010 and December 31, 2009. Commitments generally are for periods up to 12 months.

The following table summarizes our outstanding standby letters of credit as of March 31, 2010 and December 31, 2009.

Outstanding Standby Letters of Credit	As of March 31, 2010	As of December 31, 2009
(in thousands, except years)
Outstanding notional	$1,008,770	$932,910
Original terms	2 days to 7.5 years	20 days to 7.5 years
Final expiration year	2012	2012
Commitment notional	$52,000	$50,000
Original terms	1 to 2 years	2 years
Final expiration year	2012	2010

     Based on our analyses and collateral requirements, we do not consider it necessary to have any provision for credit losses on these commitments.

We have entered into standby bond purchase agreements with state housing authorities within our district, whereby for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. The bond purchase commitments entered into by us expire in May 2011, although some are renewable at our option. Total commitments for standby bond purchases were $46.3 million and $48.7 million as of March 31, 2010 and December 31, 2009, with one state housing authority. Based on our analysis as of March 31, 2010, we do not consider it necessary to have a provision for credit losses on these agreements.

As of March 31, 2010, we had $754.3 million in investment securities traded but not settled. As of March 31, 2010 and December 31, 2009 we had $2.4 billion and $875.0 million in agreements outstanding to issue consolidated obligation bonds. We had $482.8 million in unsettled agreements to enter into consolidated obligation discount notes as of March 31, 2010 and no such agreements as of December 31, 2009. We had unsettled interest-exchange agreements with a notional of $2.3 billion and $525.0 million as of March 31, 2010 and December 31, 2009.

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K. After consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

Note 14—Subsequent Events

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional membership stock as a result of our annual membership stock recalculation. These transfers, which will occur in May 2010, will be transacted at par value of $100 per share and are expected to total approximately $2.5 million.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

·
adverse changes in credit quality, market prices, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

·
regulatory requirements and restrictions, including growth restrictions, resulting from our capital classification of undercapitalized by the Federal Housing Finance Agency (Finance Agency), a further adverse change in our capital classification, or other actions by the Finance Agency, other governmental bodies, or regulatory agencies;

·
our ability to attract new members and our existing members’ willingness to purchase new or additional capital stock or transact business with us due to, among other things, concerns about our capital classification, our ability to redeem or repurchase capital stock or pay dividends, or pending litigation adverse to the interests of certain potential or existing members;

·	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;
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

·
our failure to identify, manage, mitigate, or remedy risks that could negatively affect our operations, including information technology initiatives (such as the outsourcing of our information technology functions) and internal controls;

·	our inability to obtain applicable regulatory approval to introduce new products and services or successfully manage the risks associated with those products and services;
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

·
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these assets;

·	negative changes in credit agency ratings applicable to the FHLBanks (including the Seattle Bank) or the Federal Home Loan Bank System (FHLBank System);
·
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), affecting the capital and credit markets;

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

Overview

This discussion and analysis reviews our financial condition as of March 31, 2010 and December 31, 2009 and our results of operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three months ended March 31, 2010 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the years ended December 31, 2009, 2008, and 2007 (2009 Audited Financial Statements) included in our 2009 annual report on Form 10-K.

Our financial condition as of March 31, 2010 and our results of operations for the three months ended March 31, 2010 are not necessarily indicative of the financial condition and the operating results that may be expected as of or for the year ending December 31, 2010 or for any other future dates or periods.

General

The Seattle Bank is a federally chartered corporation and one of 12 FHLBanks, which along with the Office of Finance, comprise the FHLBank System. The Seattle Bank is a cooperative that is owned by member financial institutions located within our district, which includes Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Membership is limited to regulated depositories, insurance companies, and community development financial institutions located in the Seattle Bank’s district. Our primary business activity is providing advances to our shareholder members and eligible non-shareholder housing associates, such as state housing finance agencies. We also work with our members and a variety of other entities, including for-profit and nonprofit organizations, to provide affordable housing and community economic development, through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need.

Our capital stock is not publicly traded and can be held only by our members, by non-member institutions that acquire our capital stock through the acquisition of member institutions, or by former members whose capital stock has not been redeemed by the Seattle Bank. All of our members must purchase capital stock in the Seattle Bank to support their membership and borrowings. Our capital stock has a par value of $100 per share and is purchased, redeemed, repurchased, and transferred within our cooperative (with our prior approval) only at its par value.

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding derives from consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of credit, and general economic conditions.

Market Conditions

Although capital markets have not returned to the pre-credit crisis conditions of early 2007, credit conditions during the first quarter of 2010 continued the previous year’s modest trend of improvement. However, ongoing uncertainty in the financial markets and increasing financial institution failures have continued to negatively impact the nation’s financial institutions, including the Seattle Bank and its members.

The U.S. mortgage and commercial real-estate markets continued to deteriorate during the first quarter of 2010, with, among other things, delinquency and foreclosure rates on mortgage loans remaining high nationwide. The inventory of foreclosed properties increased further during the first quarter of 2010, with additional increases forecast for the remainder of the year. Although, in general, prices in the secondary PLMBS market have recovered somewhat from their lows in 2007, 2008, and early 2009, continued deterioration in the overall credit quality of the mortgages underlying PLMBS resulted in the further recognition of OTTI charges by a number of FHLBanks, including the Seattle Bank, during the first three months of 2010. In addition, during the first quarter of 2010, the credit rating agencies further downgraded a significant number of PLMBS, including some securities owned by the Seattle Bank, indicating their expectations of greater losses than previously forecast on these securities.

Although certain sectors of the U.S. economy continued to experience difficulty, U.S. government agencies, in response to overall improving economic conditions, began discontinuing a number of programs originally implemented in order to stabilize and improve the financial markets, particularly the U.S. credit market, during the first quarter of 2010. For example, in February 2010, the Federal Reserve discontinued a number of programs, including the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Term Securities Lending Facility. Further, the Federal Reserve completed its purchase of $175 billion in GSE (including FHLBank System) debt securities. However, investor concerns over the potential impact of the withdrawal of these programs, as well as the increased concerns regarding the stability of a number of foreign countries’ economies, resulted in some increased volatility in the U.S. credit markets during the first quarter of 2010, negatively impacting our debt funding costs. It is unclear what the longer-term impact of the discontinuance of these stabilization and liquidity programs will be on the U.S. economy as a whole, and more specifically, the Seattle Bank and its members.

During the first quarter of 2010, the difficult economy continued to impact our members, with many experiencing financial difficulties due to continued low earnings or losses and declines in the quality of their assets. As a result, many of our members, with the encouragement of their regulators, have reduced the sizes of their balance sheets to strengthen their capital positions. This, along with increasing customer deposits, reductions in loan growth, or acquisition or merger, generally reduced our members’ needs for wholesale funding. Although Seattle Bank advances continued to be an important source of liquidity to many of our members as they worked through the difficult economic climate, our advances balance has declined so far in 2010 from the end of 2009.

Member demand continued to be primarily for short-term, fixed interest-rate advances during the first quarter of 2010. Partially due to the relatively higher amount of debt issued by other GSEs to fund their mortgage buy-back programs, as well as the increased credit market volatility discussed above, the FHLBank System’s, including the Seattle Bank’s, cost of funds was negatively impacted. Opportunities to issue favorably priced structured funding and short-term consolidated obligation discount notes were more limited than was generally the case in 2009. For the Seattle Bank, relatively higher debt funding costs, combined with reduced advance volumes and the prevailing very low interest-rate environment, resulted in reduced net interest income for the three months ended March 31, 2010.

To date in 2010, ten of our members have been closed by the FDIC. We believe that the continued deterioration of the U.S. mortgage and commercial real estate markets and increasing delinquencies in consumer credit card debt will result in additional member institution failures during the remainder of 2010, which could further negatively impact advance demand.

Financial Results and Condition

The Seattle Bank recorded net income of $6.1 million for the three months ended March 31, 2010, an increase of $22.3 million, or 137.4%, from our net loss of $16.2 million for the same period in 2009. This improvement in net income was primarily due to changes in credit-related charges recorded in earnings on PLMBS classified as OTTI (discussed below), as the Seattle Bank recorded $19.6 million in additional OTTI credit losses on its PLMBS during the first quarter of 2010, compared to $71.7 million in OTTI credit losses for the same period in 2009. Our results of operations for the three months ended March 31, 2010 were also favorably impacted by an improvement of $7.0 million in net gain (loss) on derivatives and hedging activities. Net interest income for the three months ended March 31, 2010 declined significantly to $41.5 million, from $74.4 million for the same period in 2009, primarily due to lower advance volumes and returns on invested capital, as well as higher debt funding costs.

As of March 31, 2010, we had total assets of $51.8 billion, total outstanding regulatory capital stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $59.0 million, compared to total assets of $51.1 billion, total outstanding capital stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $52.9 million as of December 31, 2009. The increase in assets was due to an increase in our investment balances. Advances declined to $19.9 billion as of March 31, 2010, from $22.3 billion, as of December 31, 2009.

Because of continued credit deterioration for the three months ended March 31, 2010, additional OTTI related to projected credit losses was recorded on 25 securities previously identified as OTTI in prior periods. We also recognized credit and non-credit OTTI charges on one additional PLMBS in the first quarter of 2010. The following table summarizes the credit, non-credit, and total OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three months ended March 31, 2010.

	For the Three Months Ended March 31, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the first quarter of 2010	$(37)	$(48,264)	$(48,301)
PLMBS identified as OTTI in prior periods	(19,603)	10,650	(8,953)
Total OTTI PLMBS	$(19,640)	$(37,614)	$(57,254)

We could recognize additional OTTI losses on our PLMBS in the future if, among other things, actual or forecasted delinquency, foreclosure, or loss severity rates on mortgages increase beyond our current expectations, residential real estate values continue to decline beyond our forecasted levels as of March 31, 2010, mortgage loan servicing practices deteriorate, or the collateral supporting our securities becomes part of one or more loan modification programs. If additional OTTI losses are taken, they could further negatively impact our earnings, other comprehensive loss, and regulatory and total capital, as well as our compliance with regulatory requirements. The majority of our OTTI losses have been related to non-credit factors, and we currently expect to recover the non-credit portion of these losses over the terms of the investments. Net non-credit OTTI losses, which totaled $852.1 million and $905.7 million as of March 31, 2010 and December 31, 2009, are recorded in accumulated other comprehensive loss on our statements of condition. See “––Financial Condition—Investments," Note 4 in “Part I. Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report for more information.

Credit concerns and the continued modest level of activity in the PLMBS market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS collateralized by Alt-A mortgage loans. As of March 31, 2010 and December 31, 2009, our net unrealized market value losses were $396.4 million and $479.5 million, which, in accordance with generally accepted accounting principles (GAAP), are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 80.2% and 75.8% as of March 31, 2010 and December 31, 2009. Our market value of equity may continue to fluctuate significantly until conditions more consistent with past experience return to the financial markets.

We believe the condition of the U.S. economy will continue to affect and be affected by the weak U.S. housing and commercial real estate markets and consumer credit issues, at least through 2010. Going forward, we expect to continue to manage our business in order to meet members’ liquidity and funding needs, in varying market conditions, and to maintain our access to the capital markets and strong liquidity position. However, actions we have taken and may take in the future to meet our members’ needs may adversely impact our financial condition and results of operations. In addition, we continue to monitor the impact of legislative, regulatory, and membership changes, and believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Recent Legislative and Regulatory Developments

A number of legislative and regulatory actions and initiatives affecting the FHLBanks and the Seattle Bank were implemented, promulgated, or proposed during 2009 and 2010, including the regulatory actions summarized below. See “Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2009 annual report on Form 10-K for additional information.

Capital Classification

As further discussed in our 2009 annual report on Form 10-K, in July 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The PCA provisions established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested and received an extension to prepare a revised capital restoration plan. Our revised capital restoration plan was submitted on December 5, 2009 and then deemed complete, but not approved, by the Finance Agency. On February 26, 2010, the Finance Agency notified us that it was extending the time it wanted to review the plan by 30 days, as allowed by regulation. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying steps we will take to resume repurchases and redemptions of member capital stock. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented.

Although we have met all of our regulatory capital requirements (including our risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that even modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level, as well as concern that the value of property underlying the mortgages we own has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on our asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized unless the Finance Agency determines otherwise.

Minimum Capital

On February 8, 2010, the Finance Agency published a notice of proposed rulemaking seeking comment on a proposed rule amending the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Safety and Soundness Act) to provide additional authorities for the Finance Agency regarding minimum capital requirements for the FHLBanks, Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the Regulated Entities). Among other things, the amendment to the Safety and Soundness Act would authorize the Director of the Finance Agency (Director) to provide for capital levels higher than the minimum levels specified for the FHLBanks and for additional capital and reserve requirements with respect to products or activities, and to temporarily increase an established minimum capital level if the Director determines that an increase is consistent with prudent regulation and the safe and sound operation of an FHLBank. The proposed rule is intended to implement the Director's authority in this regard and sets forth procedures and standards for imposing a temporary increase in the minimum capital levels to address the following factors: current or anticipated declines in the value of assets, the amounts of outstanding MBS, and the ability to access liquidity and funding; credit, market, operational, and other risks; current or projected declines in capital; compliance with regulations, written orders, or agreements; unsafe and unsound operations or practices; housing finance market conditions; level of reserves or retained earnings; initiatives, operations, products, or practices that entail heightened risk; ratio of the market value of equity to the par value of capital stock; or any other conditions as detailed by the Director. The proposed regulation also includes procedures for periodic review and rescission of a temporarily increased minimum capital level. The Seattle Bank joined a number of FHLBanks in submitting a comment letter on the proposed rule-making prior to the April 15, 2010 comment due date.

Minorities, Women, and Diversity in the Workforce

The Housing Act requires each Regulated Entity to establish or designate an Office of Minority and Women Inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices. In January 2010, the Finance Agency issued a proposed rule to effect this provision of the Housing Act. The Seattle Bank submitted a comment letter on the proposed rule-making prior to the April 26, 2010 comment due date.

Membership Requirements

In 2001, staff of the Federal Housing Finance Board, the predecessor to the Finance Agency as regulator of the FHLBanks, issued a Regulatory Interpretation that an insured institution applying for membership in an FHLBank could count securities qualifying as “residential mortgage loans” that were held through repurchase agreements (i.e., securities purchased under agreements to resell) toward satisfaction of the membership requirement that the institution have “10% of assets in residential mortgage loans.” Effective March 9, 2010, the Finance Agency issued an Agency Order rescinding that Regulatory Interpretation. This rescission may negatively impact the ability of insured institutions to become members of an FHLBank.

Secured Lending by FHLBanks to Members and Their Affiliates

The Housing Act expanded the types of eligible collateral that community financial institution (CFI) members may pledge to secure FHLBank advances to include secured loans for community development activities and to allow FHLBanks to make long-term advances to CFI members for purposes of financing community development activities. In February 2010, the Finance Agency published a notice of proposed rulemaking, with a request for comments, on a proposal to amend the advances regulations to allow the activity contemplated by the Housing Act and define “community development,” “community development loan,” and other related terms necessary to implement the provisions. The proposed rule would also make a change to the advances regulation to incorporate what the Finance Agency characterizes as a long-standing policy that any form of secured lending by an FHLBank to a member of the FHLBank System is deemed to be an advance and extend that policy to cover secured lending transactions by an FHLBank to affiliates of members. The broad language of these last changes would effectively block the ability of the FHLBanks to invest in reverse repurchase agreements, limiting certain investment, liquidity management, and risk management transactions. The Seattle Bank submitted a comment letter on the proposed rule-making prior to the April 26, 2010 comment due date.

FHLBank Board of Directors’ Compensation and Expenses

The Housing Act repealed the prior statutory limits on compensation of FHLBank directors, and on May 5, 2010, a new rule regarding FHLBank directors’ compensation and expenses became effective. The rule specifies that each FHLBank may pay its directors reasonable compensation for their time and their necessary expenses in the performance of their duties, as determined by the FHLBank’s board of directors. The compensation paid by an FHLBank to a director must reflect the amount of time the director spent on official FHLBank business, subject to reduction, as necessary, to reflect lesser attendance or performance at board or committee meetings during a given year. Pursuant to the rule, the Director of the Finance Agency will review compensation and expenses to be paid by an FHLBank to its directors and could determine that the compensation or expenses are not reasonable.

Pending Legislation on Financial System Reform

In March 2010, the Senate Committee on Banking, Housing, and Urban Affairs (Senate Banking Committee) approved the Restoring American Financial Stability Act of 2010 (Financial Stability Act). The Financial Stability Act, was meant to, among other things:

·	create a consumer financial protection agency, housed within the Federal Reserve;
·	create an inter-agency oversight council that would identify and regulate systemically-important financial institutions;
·
end “too big to fail” financial firms, by creating a safe way to liquidate failed financial firms, imposing new capital and leverage requirements, updating the Federal eserve’s authority to allow system-wide support but no longer prop up individual firms, and establishing rigorous standards and supervision to protect the economy and American consumers, investors and businesses;

·	eliminate loopholes and abusive practices for over-the-counter derivatives, asset-backed securities, hedge funds, mortgage brokers and payday lenders;
·	streamline bank supervision to create clarity and accountability, while protecting the dual banking system that supports community banks;
·	provide shareholders with a non-binding vote on executive compensation;
·	provide for tougher rules for transparency and accountability for credit rating agencies to protect investors and businesses;
·	strengthen regulatory oversight and empower regulators to aggressively pursue financial fraud, conflicts of interest and manipulation of the financial system.

Depending on whether the Financial Stability Act, comparable legislation passed by the U.S. House of Representatives, or other legislation with similar content, is signed into law, the FHLBanks’ business operations, funding costs, rights, obligations, and the manner in which FHLBanks carry out their housing-finance mission may be affected. For example, regulations on the over-the-counter derivatives market that may be issued under the legislation could materially affect an FHLBank’s ability to hedge its interest-rate risk exposure from advances, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. In addition, provisions in the proposed Financial Stability Act would prohibit the FHLBanks from lending an amount that exceeds 25% of an FHLBank’s capital stock and surplus to a single member financial institution. This limitation could cause a significant decrease in the aggregate amount of FHLBank advances, affect the ability of the FHLBanks to raise funds in the capital markets and increase advance rates for FHLBanks’ member financial institutions. The FHLBanks cannot predict whether any such legislation will be enacted and, if enacted, the content of any such legislation, and therefore, cannot predict the effects of such legislation.

Director Composition of the Office of Finance

In May 2010, the Finance Agency published in the Federal Register a final rule that will change the governance of the Office of Finance. The Office of Finance is responsible for issuing consolidated obligations on behalf of the 12 FHLBanks, serves as their fiscal agent, and prepares disclosure materials associated with the marketing and sale of that debt, including the FHLBank System’s quarterly and annual combined financial reports. Under the new rule, which becomes effective 30 days after publication, the Office of Finance’s board of directors will expand from the current three members to 17 members, consisting of the president of each of the 12 FHLBanks, as well as five independent directors, each of whom must be a United States citizen and have no material financial relationship to the FHLBank System. The rule provides that the five independent directors will serve as the Office of Finance’s audit committee and gives the audit committee increased authority over the form and content of the information that the FHLBanks provide to the Office of Finance for use in the combined financial reports.

The following table presents selected financial data for the Seattle Bank for the periods indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
Selected Financial Data	2010	2009	2009	2009	2009
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$51,822	$51,094	$54,087	$49,384	$56,947
Investments (1)	27,896	23,817	24,717	16,358	19,965
Advances	19,865	22,257	24,908	28,257	31,848
Mortgage loans held for portfolio, net (2)	3,924	4,107	4,293	4,571	4,899
Deposits and other borrowings	371	340	285	778	671
Consolidated obligations, net:
Discount notes	17,467	18,502	21,678	16,078	22,023
Bonds	30,734	29,762	29,754	29,983	31,458
Total consolidated obligations, net	48,201	48,264	51,432	46,061	53,481
Mandatorily redeemable capital stock	948	946	942	921	921
AHP payable	8	9	10	13	15
REFCORP receivable	(18)	(20)	(20)	(20)	(20)
Capital stock:
Class A capital stock - putable	133	133	135	135	134
Class B capital stock - putable	1,715	1,717	1,718	1,735	1,733
Total capital stock	1,848	1,850	1,853	1,870	1,867
Retained earnings	58	52	70	164	198
Accumulated other comprehensive loss	(855)	(909)	(996)	(1,238)	(1,105)
Total capital	1,051	993	927	796	961

Statements of Operations (for the three month period ended)
Interest income	$148	$157	$183	$223	$315
Net interest income	42	45	48	48	74
Other loss	(19)	(48)	(127)	(69)	(79)
Other expense	15	14	14	13	12
Income (loss) before assessments	8	(18)	(93)	(35)	(16)
AHP and REFCORP assessments	2
Net income (loss)	6	(18)	(93)	(35)	(16)

Financial Statistics (for the three month period ended)
Return on average equity	2.34%	-6.98%	-43.94%	-13.58%	-3.64%
Return on average assets	0.05%	-0.13%	-0.72%	-0.26%	-0.11%
Average equity to average assets	2.04%	1.91%	1.64%	1.92%	3.00%
Regulatory capital ratio (3)	5.51%	5.58%	5.30%	5.99%	5.24%
Net interest margin (4)	0.33%	0.35%	0.34%	0.33%	0.49%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, available-for-sale (AFS) and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans held for portfolio, net includes allowance for credit losses of $368,000, $626,000, $271,000, $257,000, and $0 for the quarters ended March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, and March 31, 2009.
(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of March 31, 2010 declined from December 31, 2009, to $19.9 billion from $22.3 billion, and to 38.3% from 43.6%. These declines primarily resulted from $1.5 billion in maturities of JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.) advances and generally lower advance activity across our membership. Advances as a percentage of total assets was further impacted by an increase in our short- and long-term investment portfolios. The increase in our investments is primarily intended to maintain sufficient liquidity to meet members’ demand for advances, as well as to provide returns on our members’ invested capital.

The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2010 and December 31, 2009.

Major Categories of Assets as a Percentage of Total Assets	As of March 31, 2010	As of December 31, 2009
(in percentages)
Advances	38.3	43.6
Investments	53.8	46.6
Mortgage loans held for portfolio	7.6	8.0
Other assets	0.3	1.8
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock  to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2010 and December 31, 2009.

Major Categories of Liabilities and Capital as a Percentage of Total Liabilities and Capital	As of March 31, 2010	As of December 31, 2009
(in percentages)
Consolidated obligations	93.0	94.5
Deposits	0.7	0.7
Other liabilities*	4.3	2.9
Total capital	2.0	1.9
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 1.8% and 1.9% of total liabilities and capital as of March 31, 2010 and December 31, 2009, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of March 31, 2010 and December 31, 2009, our net unrealized market value losses were $396.4 million and $479.5 million, which, in accordance with GAAP, are not reflected in our financial position and operating results. Because of our net unrealized market value losses, the ratio of the market value to the book value of our equity was estimated at 80.2% and 75.8% as of March 31, 2010 and December 31, 2009. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 10.7%, or $2.4 billion, to $19.9 billion, as of March 31, 2010, compared to December 31, 2009. This decline primarily resulted from $1.5 billion in maturities of JPMorgan Chase Bank, N.A. advances and generally lower advance activity across our membership.

Our advances balance has declined from its peak of $46.3 billion in September 2008 to its current level primarily because of the following:

·
In October 2008, our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase & Co. (JPMorgan Chase), a non-member institution. As of March 31, 2010, approximately $650 million of the $15.7 billion in advances outstanding as of September 2008 remained outstanding with this non-member institution.

·	Member demand for advances declined, in part due to increased retail deposit levels and members’ focus on improving capital ratios and maintaining available liquidity.
·	Since the beginning of 2009, 18 members have been part of an FDIC- or National Credit Union Administration facilitated merger, acquisition, or closure, reducing our membership and lending base.
·	The credit markets and availability of liquidity have significantly improved and continued to improve during the first quarter of 2010, providing additional wholesale funding options to our members.

Because a large percentage of our advances is held by a limited number of borrowers, changes in this group’s borrowing decisions have and can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

As of March 31, 2010, our top five borrowers held 59.1% of the par value of our outstanding advances, with the top two borrowers holding 44.4% (Bank of America Oregon, N.A. with 33.9% and Washington Federal Savings and Loan with 10.5%) and the other three borrowers each holding less than 10%. As of March 31, 2010, the weighted average remaining term-to-maturity of the advances outstanding to these members was approximately 24 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted average remaining term to maturity advances outstanding to these members was approximately 20 months.

Although member demand primarily was for short-term advances in the first quarter of 2010 and throughout 2009, the percentage of advances maturing in one year or less decreased to 46.9% as of March 31, 2010, from 56.1% as of December 31, 2009, and the balance of advances maturing between one and two years increased as of March 31, 2010 from December 31, 2009. The percentage of fixed interest-rate advances (including certain structured advances) as a portion of our total advance portfolio decreased slightly to 84.8% as of March 31, 2010, compared to 88.0% as of December 31, 2009. These high percentages reflect our members’ continued preference for short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).

The following table summarizes our advance portfolio by type as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Amount	Percent of Par Value	Amount	Percent of Par Value
(in thousands, except percentages)
Fixed	$16,531,157	84.8	$19,257,384	88.0
Variable	2,603,625	13.3	2,250,492	10.3
Floating-to-fixed convertible	370,000	1.9	370,000	1.7
Total par value	$19,504,782	100.0	$21,877,876	100.0

    The total weighted-average interest rate on our advance portfolio declined to 2.26% as of March 31, 2010, from 2.47% as of December 31, 2009. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing). The very low prevailing market interest rates contributed to generally significantly lower yields on our advances across most terms-to-maturity.

 The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$9,147,351	1.37	$12,268,149	1.75
Due after one year through two years	4,161,318	1.95	2,893,358	2.67
Due after two years through three years	1,659,426	3.18	1,850,076	3.03
Due after three years through four years	880,430	3.09	1,395,149	3.11
Due after four years through five years	570,175	3.32	293,629	3.73
Thereafter	3,086,082	4.38	3,177,515	4.35
Total par value	19,504,782	2.26	21,877,876	2.47
Commitment fees	(632)		(650)
Discount on AHP advances	(58)		(70)
Discount on advances	(3,580)		(5,840)
Hedging adjustments	364,841		385,710
Total	$19,865,353		$22,257,026

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Although many sources of wholesale funding generally continued to be more expensive than FHLBank advances during the first quarter of 2010, many of our members had less need for our advances as they, among other things, continued their efforts to reduce asset balances, experienced increases in customer deposits, and, early in the quarter, took advantage of liquidity programs offered by, among others, the Federal Reserve.

The Seattle Bank’s advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. (Auction funding pricing is generally offered two times per week and for limited terms.) We may also offer featured advances from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing remained basically unchanged in the three months ended March 31, 2010, compared to the same period in 2009.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Advance Pricing	2010	2009
(in percentages)
Differential pricing	90.6	91.8
Daily market-based pricing	9.0	8.2
Auction pricing	0.4
Total	100.0	100.0

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

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our ability to repurchase or redeem our members’ capital stock. As a result of our undercapitalized classification by the Finance Agency, we have been and continue to be, among other things, restricted from redeeming capital stock or paying dividends. Although we do not believe that these restrictions have significantly adversely affected our advance volumes to date, we cannot predict when we will be able to resume dividend payments and stock repurchases or how the continuance of these restrictions or the institution of any other restrictions will affect future advance demand. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Plan Amendments and Board Policies Regarding Seattle Bank Stock” in our 2009 annual report on Form 10-K for additional information.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2010 and December 31, 2009, we had $9.8 billion and $13.4 billion in total advances in excess of $1.0 billion per borrower outstanding to three and five borrowers.

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral’s value or balance. We periodically evaluate this percentage to take into account market conditions. As of March 31, 2010 and December 31, 2009, we had rights to collateral (loans and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members’ loan collateral.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. As of March 31, 2010 and December 31, 2009, the number of borrowers on our internal credit watch list was approximately 41% and 45% of our membership, generally as a result of increases in their non-performing assets, declining profitability, and need for additional capital. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower’s collateral, or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. As of March 31, 2010, 28% of our borrowers were on the physical possession collateral arrangement, representing approximately 20% of outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. So far in 2010, ten of our member institutions were closed by the FDIC. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

For additional information on advances, see Note 5 in ”Part I. Item 1. Financial Statements” in this report and “Part I. Item 1. Business–-Our Business–-Products and Services–-Advances” in our 2009 annual report on Form 10-K.

Investments

We maintain portfolios of short- and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, and securities purchased under agreements to resell, while long-term investments generally include MBS, agency obligations, and Temporary Liquidity Guarantee Program (TLGP) securities (with maturities greater than one year). Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying value of our short- and long-term investments as of March 31, 2010 and December 31, 2009.

	As of	As of
Short- and Long-Term Investments	March 31, 2010	December 31, 2009
(in thousands)
Short-Term Investments
Federal funds sold	$8,999,080	$10,051,000
Certificates of deposit	2,789,000	2,903,000
Securities purchased under agreements to resell	7,500,000	3,500,000
Total short-term investments	19,288,080	16,454,000
Long-Term Investments
MBS	6,414,719	6,713,582
Other U.S. agency obligations	44,804	51,684
GSE obligations	941,512	593,380
State or local housing agency obligations	4,105	4,130
TLGP securities	1,202,156
Total long-term investments	8,607,296	7,362,776
Total investments	$27,895,376	$23,816,776

Between December 31, 2009 and March 31, 2010, we increased our short- and long-term investment portfolios to maintain sufficient liquidity to meet members’ potential demand for advances and to provide a return on members’ capital. As of March 31, 2010, our short-term investments increased by 17.2%, to $19.3 billion, from $16.5 billion, as of December 31, 2009. Our long-term investment portfolio increased by 16.9%, to $8.6 billion, as of March 31, 2010, from $7.4 billion, as of December 31, 2009. The increase was primarily due to purchases of TLGP securities and GSE obligations. We expect that the size and compositions of our investment portfolios will fluctuate based on the Seattle Bank’s liquidity, investment strategy, and leverage needs, as well as advance balances and market conditions.

Our MBS investments represented 224.7% and 235.6% of our regulatory capital as of March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, our investments included $1.8 billion and $2.0 billion in Freddie Mac MBS and $1.3 billion and $1.2 billion in Fannie Mae MBS. As of March 31, 2010, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investor Service (Moody’s) or Standard & Poor’s (S&P), totaled $4.1 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments.

On March 31, 2010, we transferred certain of our PLMBS with an unpaid principal balance of $139.2 million and a fair value of $77.3 million from our HTM portfolio to our AFS portfolio. The transferred PLMBS had OTTI credit losses for the three months ended March 31, 2010, which the Seattle Bank considers to be evidence of a significant deterioration in the securities’ creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $66.2 million as of March 31, 2010.

Our investments in GSEs consist primarily of unsecured debt securities of Federal Farm Credit Bank (FFCB), Fannie Mae, and Freddie Mac. Our FFCB securities totaled $350.0 million as of March 31, 2010, and we held no FFCB securities as of December 31, 2009. Freddie Mac securities totaled $191.3 million and $192.2 million as of March 31, 2010 and December 31, 2009, and Fannie Mae securities totaled $101.9 million as of both March 31, 2010 and December 31, 2009.

During the first quarter of 2010, in order to reduce our unsecured short-term investment balance, we purchased $1.2 billion in long-term TLGP securities, which are guaranteed by the FDIC. These securities, which we classified as AFS, mature in June 2012.

Credit Risk

We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than the U.S. government or GSEs (which are limited to the lower of 100% of our total capital or the issuer’s total capital), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of March 31, 2010, our unsecured credit exposure was $13.8 billion, primarily consisting of $9.0 billion of federal funds sold and $2.8 billion in certificates of deposit. As of December 31, 2009, our unsecured credit exposure was $13.6 billion, primarily consisting of $10.1 billion of federal funds sold and $2.9 billion in certificates of deposit.

Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option-ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more forms of credit protection, including subordination, excess spread, over-collateralization, and, to a much lesser extent, insurance wrap features.

The following table summarizes the carrying value of our long-term investments and their credit ratings as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
Long-Term Investments by Credit Rating	AAA or Government Agency	AA			A	BBB		Below Investment Grade		Unrated	Total
(in thousands)
U.S. agency obligations	$973,416	$		$		$		$		$12,900	$986,316
State or local housing investments			4,105								4,105
Other	1,202,156										1,202,156
Residential MBS
GSEs	3,094,791										3,094,791
PLMBS	1,004,335		80,639		35,727		175,422		2,023,805		3,319,928
Total long-term investment securities	$6,274,698		$84,744		$35,727		$175,422		$2,023,805	$12,900	$8,607,296

	As of March 31, 2010
Long-Term Investments Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
PLMBS	$325,825	$734,630	$822,754	$137,845	$2,751	$2,023,805
Total securities below investment grade	$325,825	$734,630	$822,754	$137,845	$2,751	$2,023,805

	As of December 31, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA			A	BBB		Below Investment Grade		Unrated	Total
(in thousands)
U.S. agency obligations	$631,794	$		$		$		$		$13,270	$645,064
State or local housing investments			4,130								4,130
Residential MBS
GSE obligations	3,202,908										3,202,908
PLMBS	1,400,219		83,280		45,748		174,020		1,807,407		3,510,674
Total long-term investment securities	$5,234,921		$87,410		$45,748		$174,020		$1,807,407	$13,270	$7,362,776

	As of December 31, 2009
Long-Term Investments Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
PLMBS	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407
Total securities below investment grade	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

The following tables summarize the unpaid principal balance, amortized cost, carrying value, gross unrealized loss, and life-to-date credit loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
PLMBS Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Credit Loss (1)		Weighted-Average Credit Enhancement (2)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$625,237	$621,303	$621,303	$(15,125)	$		7.79
A
2004 and earlier	19,569	19,609	19,609	(416)			6.40
Total prime	644,806	640,912	640,912	(15,541)			7.75
Alt-A
AAA
2004 and earlier	379,848	378,811	378,811	(13,779)			6.40
2005	4,213	4,221	4,221	(1,070)			46.56
AA
2004 and earlier	41,023	41,092	41,092	(9,416)			13.55
2005	39,534	39,547	39,547	(14,267)			29.63
A
2004 and earlier	13,978	13,913	13,913	(1,874)			11.87
BBB
2005	11,800	11,768	7,094	(4,807)		(30)	50.78
2008	168,328	168,328	168,328	(53,728)			35.45
BB
2004 and earlier	2,394	2,397	2,397	(399)			26.54
2006	32,635	32,331	16,848	(15,483)		(304)	42.40
2007	189,152	189,113	189,113	(92,995)			44.57
2008	117,467	117,467	117,467	(34,164)			43.17
B
2005	85,492	85,267	78,346	(31,588)		(244)	30.89
2006	300,342	254,663	157,816	(96,848)		(46,780)	44.04
2007	442,206	393,953	275,548	(153,529)		(47,667)	41.47
2008	248,950	247,609	221,919	(106,303)		(1,141)	21.00
CCC
2005	104,849	94,851	59,548	(42,586)		(9,917)	34.81
2006	581,925	490,716	323,291	(176,661)		(90,876)	43.47
2007	737,904	642,075	376,854	(265,222)		(95,234)	31.58
2008	99,184	98,250	63,061	(35,189)		(934)	28.79
CC
2007	262,025	217,076	137,845	(79,231)		(44,257)	38.42
D
2005	6,421	4,509	2,751	(1,758)		(2,131)	0
Total Alt-A	3,869,670	3,527,957	2,675,810	(1,230,897)		(339,515)	34.51
Subprime
A
2004 and earlier	2,217	2,205	2,205	(1,125)			100.00
B
2004 and earlier	1,001	1,001	1,001	(265)			100.00
Total Subprime	3,218	3,206	3,206	(1,390)			100.00
Total	$4,517,694	$4,172,075	$3,319,928	$(1,247,828)		$(339,515)	30.74

(1)	The credit loss represents life-to-date credit-related OTTI recognized in earnings.
(2)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

	As of December 31, 2009
PLMBS Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Gross Unrealized Loss	Credit Loss (1)		Weighted-Average Credit Enhancement (2)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$712,186	$707,501	$707,501	$(21,391)	$		$7.55
A
2004 and earlier	25,307	25,377	25,377	(707)			5.87
Total prime	737,493	732,878	732,878	(22,098)			7.49
Alt-A
AAA
2004 and earlier	413,547	412,323	412,323	(21,616)			6.29
2005	4,312	4,319	4,319	(1,203)			46.61
2008	313,790	313,431	276,076	(101,990)		(55)	33.26
AA
2004 and earlier	42,310	42,383	42,383	(10,558)			13.70
2005	40,883	40,897	40,897	(20,860)			29.65
A
2004 and earlier	14,835	14,765	14,765	(2,267)			11.66
2005	6,913	6,704	3,342	(3,362)		(208)	31.53
BBB
2005	21,479	21,445	16,380	(9,537)		(30)	42.01
2006	44,768	44,768	44,768	(12,779)			54.92
2007	66,928	66,893	66,893	(33,534)			44.69
2008	74,213	73,058	45,980	(27,308)		(1,141)	40.33
BB
2004 and earlier	3,580	3,583	3,583	(892)			20.30
2005	48,494	48,249	40,786	(17,629)		(244)	22.93
2006	108,616	100,283	55,558	(44,725)		(8,267)	42.90
2007	388,424	361,466	264,073	(159,977)		(26,658)	42.21
2008	122,525	122,525	122,525	(36,882)			20.99
B
2005	30,147	30,177	30,177	(13,104)			45.10
2006	337,685	284,921	167,106	(117,815)		(53,183)	43.90
2007	191,339	170,753	131,310	(76,130)		(20,412)	41.92
2008	154,595	154,595	154,595	(76,844)			46.63
CCC
2005	100,555	90,878	56,481	(42,506)		(9,573)	36.39
2006	444,983	379,342	219,878	(159,464)		(65,092)	44.11
2007	797,711	693,501	441,678	(302,637)		(103,436)	30.80
CC
2007	223,765	193,754	115,512	(78,242)		(29,662)	44.76
C
2005	7,162	5,224	3,131	(2,093)		(1,914)	4.61
Total Alt-A	4,003,559	3,680,237	2,774,519	(1,373,954)		(319,875)	34.69
Subprime (2)
A
2004 and earlier	2,277	2,264	2,264	(1,204)			100.00
B
2004 and earlier	1,013	1,013	1,013	(260)			100.00
Total Subprime	3,290	3,277	3,277	(1,464)			100.00
Total	$4,744,342	$4,416,392	$3,510,674	$(1,397,516)		$(319,875)	30.51

(1)	The credit loss represents life-to-date credit-related OTTI recognized in earnings.
(2)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

Our gross unrealized losses declined by $149.7 million as of March 31, 2010 from December 31, 2009, primarily due to improvements in market prices on our PLMBS. However, the percent of collateral greater than 60 days delinquent as of March 31, 2010 on our PLMBS in unrealized loss positions increased to 36.4%, from 33.1%, as of December 31, 2009, contributing, in part, to our recognition of OTTI losses on certain of our PLMBS during the first quarter of 2010.

The following tables summarize, for our PLMBS in unrealized loss positions, the unpaid principal balance, amortized cost, gross unrealized loss, and weighted average collateral delinquency rate as of March 31, 2010 and December 31, 2009. The tables exclude PLMBS with an unpaid principal balance of $219.0 million and $138.9 million in unrealized gain positions as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
PLMBS in Gross Unrealized Loss Positions	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Percent of Delinquent Collateral (60+ Days)	Percent of Unpaid Principal Balance Rated AAA
(in thousands, except percentages)
Prime
First lien	$463,142	$461,666	$(15,541)	2.45	95.77
Total prime	463,142	461,666	(15,541)	2.45	95.77
Alt-A
Option ARM	2,458,009	2,206,958	(898,914)	48.11	0.17
Other	1,374,338	1,283,980	(331,983)	26.96	24.92
Total Alt-A	3,832,347	3,490,938	(1,230,897)	40.52	9.05
Subprime
First lien	3,218	3,206	(1,390)	14.38
Total subprime	3,218	3,206	(1,390)	14.38
Total PLMBS in gross unrealized loss positions	$4,298,707	$3,955,810	$(1,247,828)	36.40	18.38

	As of December 31, 2009
PLMBS in Gross Unrealized Loss Positions	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Loss	Percent of Delinquent Collateral (60+ Days)	Percent of Unpaid Principal Balance Rated AAA
(in thousands, except percentages)
Prime
First lien	$616,778	$614,896	$(22,098)	2.16	95.9
Total prime	616,778	614,896	(22,098)	2.16	95.9
Alt-A
Option ARM	2,516,104	2,281,467	(994,113)	45.31	0.2
Other	1,469,256	1,380,815	(379,841)	25.13	48.3
Total Alt-A	3,985,360	3,662,282	(1,373,954)	37.87	17.9
Subprime
First lien	3,290	3,277	(1,464)	13.30
Total subprime	3,290	3,277	(1,464)	13.30
Total	$4,605,428	$4,280,455	$(1,397,516)	33.07	28.3

The prices of our PLMBS have generally increased since March 31, 2009, decreasing our unrealized losses as of March 31, 2010. The following table summarizes the weighted average fair value of our PLMBS as a percentage of unpaid balance by year of issuance and type of underlying collateral as of March 31, 2010 and at each other quarter-end since March 31, 2009.

	As of	As of	As of	As of	As of
Weighted Average Fair Value	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Prime - Year of Issuance
2004 and earlier	97%	96%	96%	95%	93%
Alt-A - Year of Issuance
2004 and earlier	94%	92%	91%	87%	81%
2005	59%	55%	50%	44%	42%
2006	54%	51%	49%	41%	36%
2007	52%	50%	46%	38%	33%
2008	63%	63%	62%	53%	54%
Total Alt-A	60%	58%	55%	48%	45%
Subprime - Year of Issuance
2004 and earlier	56%	55%	54%	35%	35%
Total PLMBS weighted-average percentage of fair value	65%	64%	62%	56%	55%

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance, gross unrealized losses, and fair values of our PLMBS by interest-rate type and underlying collateral as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
PLMBS by Interest-Rate Type	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$529,013	$(5,860)	$520,096
Variable	115,793	(9,681)	106,088
Total prime	644,806	(15,541)	626,184
Alt-A
Fixed	116,205	(362)	115,532
Variable	3,753,465	(1,230,535)	2,188,450
Total Alt-A	3,869,670	(1,230,897)	2,303,982
Subprime
Variable	3,218	(1,390)	1,816
Total subprime	3,218	(1,390)	1,816
Total PLMBS	$4,517,694	$(1,247,828)	$2,931,982

	As of December 31, 2009
PLMBS by Interest-Rate Type	Unpaid Principal Balance	Gross Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$608,954	$(10,421)	$594,541
Variable	128,539	(11,677)	116,835
Total prime	737,493	(22,098)	711,376
Alt-A
Fixed	126,415	(1,094)	124,903
Variable	3,877,144	(1,372,860)	2,187,867
Total Alt-A	4,003,559	(1,373,954)	2,312,770
Subprime
Variable	3,290	(1,464)	1,813
Total subprime	3,290	(1,464)	1,813
Total PLMBS	$4,744,342	$(1,397,516)	$3,025,959

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

Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers’ guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of March 31, 2010.

The FHLBanks’ OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. As part of the Seattle Bank’s quarterly OTTI evaluation, we review and approve all key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. Five of our PLMBS could not be analyzed using the standard process. Three of these securities (with a total unpaid principal balance of $27.0 million as of March 31, 2010) lacked the loan level collateral data necessary to apply the FHLBanks’ common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools using a proxy for the missing loan-level data results or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on the other two securities (with a total unpaid principal balance of $3.2 million as of March 31, 2010) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis that included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

Our evaluation includes estimating cash flows that we are likely to collect, taking into account the loan-level characteristics and structure of each security, and certain modeling assumptions as determined by the FHLBanks’ OTTI Governance Committee. In performing a detailed cash flow analysis, we identify our best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.

We perform our OTTI cash flow analyses using third-party models that consider borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas, which are based upon an assessment of the relevant housing markets. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 12% over the next six-to-12 months; thereafter, home prices are projected to remain flat for six months and to increase 0.5% in the next six months, 3% in the second year, and 4% in each subsequent year.

We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a best estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.

In accordance with Finance Agency guidance, since the second quarter of 2009, we have engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our PLMBS, utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee. In addition, the FHLBank of San Francisco (San Francisco Bank) provided the expected cash flows for all PLMBS that are commonly held among the FHLBanks (owned by two or more FHLBanks) with fair values below amortized cost. We completed our quarterly OTTI evaluation utilizing the key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee and the cash flow analyses provided by the Indianapolis and San Francisco Banks. In addition, we independently verified the cash flow analyses as modeled by the Indianapolis Bank, employing the specified risk-modeling software, loan data information, and key modeling assumptions approved by the FHLBanks’ OTTI Governance Committee.

Because of continued credit deterioration as of March 31, 2010, additional OTTI credit losses were recorded in the first quarter of 2010 on 25 securities previously identified as OTTI in prior periods. We also recognized an OTTI charge on one additional PLMBS in the first quarter of 2010. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31, 2010
Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the first quarter of 2010	$(37)	$(48,264)	$(48,301)
PLMBS identified as OTTI in prior periods	(19,603)	10,650	(8,953)
Total impaired PLMBS	$(19,640)	$(37,614)	$(57,254)

	For the Three Months Ended March 31, 2009
Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the first quarter of 2009	$(29,234)	$(793,056)	$(822,290)
PLMBS identified as OTTI in prior periods	(42,434)	(30,471)	(72,905)
Total impaired private-label mortgage-backed securities	$(71,668)	$(823,527)	$(895,195)

OTTI credit losses are reported in our statement of operations as “net OTTI loss recognized in income,” and OTTI charges related to non-credit losses are reported in our statement of condition as “accumulated other comprehensive loss – non-credit portion of OTTI losses on held-to-maturity securities” and “accumulated other comprehensive loss – non-credit portion of OTTI losses on available-for-sale securities.”

Subsequent increases in the fair value of the previously OTTI AFS securities are also included in other comprehensive loss totaled $79.0 million for the three months ended March 31, 2010. The OTTI loss recognized in other comprehensive loss related to HTM securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of the security. The accretion increases the carrying value of each security and continues until the security is sold or matures or there is an additional OTTI loss that is recognized in earnings. For the three months ended March 31, 2010, we accreted $12.2 million of non-credit OTTI from accumulated other comprehensive loss to the carrying value of the HTM securities. Certain previously OTTI securities experienced an additional credit loss at March 31, 2010 but had either a fair value that was greater than carrying value or a total current-period OTTI loss that was less than the credit loss. For these securities, credit loss amounts of $17.6 million and $14.6 million were reclassified from accumulated other comprehensive loss to earnings for the three months ended March 31, 2010 and 2009. We recorded no transfers or non-credit OTTI accretion for the three months ended March 31, 2009. See “—Financial Condition—Capital Resources and Liquidity—Dividends and Retained Earnings—Accumulated Other Comprehensive Loss” for a tabular presentation of our accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.78	10.57-11.08	49.40	45.4-52.25	41.93	39.47-45.38	33.57	28.79-40.29
2007	7.46	5.32-11.77	77.60	36.63-86.9	52.38	43.47-59.3	35.42	9.18-44.28
2006	5.17	3.51-8.41	86.60	72.24-91.39	53.63	47.11-61.94	43.05	37.68-47.85
2005	8.46	6.86-12.14	70.36	45.34-80.1	47.14	34.2-53.76	31.60	0-50.78
Total Alt-A	6.94	3.51-12.14	78.47	36.63-91.39	51.86	34.2-61.94	37.75	0-50.78

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following tables summarize key information as of March 31, 2010 and December 31, 2009 for the Alt-A PLMBS on which we have recorded OTTI.

	As of March 31, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
(in thousands)
Alt-A PLMBS (2)	$450,556	$443,272	$250,970	$257,353	$2,081,376	$1,748,228	$1,088,383
Total OTTI PLMBS	$450,556	$443,272	$250,970	$257,353	$2,081,376	$1,748,228	$1,088,383

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Estimated Fair Value	Unpaid Principal Balance	Amortized Cost	Estimated Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator’s classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which average approximately 19 years as of March 31, 2010. As of March 31, 2010, with the exception of $242,000 on one security, we had received all contractual cash flows on our OTTI securities, reflecting our senior credit position and significant credit enhancements on these securities.

In addition to evaluating our PLMBS under a base-case scenario, we also perform a cash flow analysis for these securities under a more stressful scenario. The more stressful scenario is based on a housing price forecast that is five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines are projected to range from 5% to 17% over the next six to 12 months. Thereafter, home prices are projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth years, and 3% in each subsequent year. The following table represents the impact to credit-related OTTI for the three months ended March 31, 2010 in a housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded, using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of March 31, 2010
	Actual Results - Base-Case HPI Scenario			Pro-forma Results - Adverse HPI Scenario
PLMBS	Impaired Securities	Unpaid Principal Balance	Q1 2010 OTTI related to credit loss	Impaired Securities	Unpaid Principal Balance	Q1 2010 OTTI related to credit loss
(in thousands, except number of securities)
Alt-A (1)	26	$1,795,843	$(19,640)	43	$2,862,543	$(163,891)

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $3.8 billion and $3.9 billion in conventional mortgage loans and $167.1 million and $173.0 million in government-insured mortgage loans as of March 31, 2010 and December 31, 2009. The decrease for the three months ended March 31, 2010 was due to our receipt of $179.4 million in principal payments. As a result of our decision to exit the Mortgage Purchase Program (MPP) in 2005, we ceased entering into new master commitment contracts and terminated all open contracts.

As of March 31, 2010 and December 31, 2009, approximately 88% of our outstanding mortgage loan portfolio consisted of mortgage loans originally purchased from Washington Mutual Bank, F.S.B. (now JPMorgan Chase Bank, N.A.) This former member owned more than 10% of our total outstanding stock and mandatorily redeemable capital stock as of March 31, 2010 and December 31, 2009. The acquisition of Washington Mutual Bank, F.S.B. by JPMorgan Chase has not impacted and we do not expect such acquisition to impact the credit quality of, or otherwise impact, our outstanding mortgage loans.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of March 31, 2010 and December 31, 2009.

	As of	As of
Mortgage Loan Portfolio Activity	March 31, 2010	December 31, 2009
(in thousands, except percentages and FICO scores)
Mortgage loan par balance at beginning of the year	$4,100,008	$5,077,841
Mortgage loans transferred to real-estate owned	(1,439)	(2,644)
Maturities and principal amount recovered	(179,442)	(975,189)
Mortgage loan par balance at period end	3,919,127	4,100,008
Mortgage loan net premium balance at beginning of the year	6,813	9,482
Net premium on loans transferred to real estate owned	(6)	(15)
Net premium recovery from repurchases	(1)	(7)
Net premium amortization	(2,023)	(2,647)
Mortgage loan net premium balance at period end	4,783	6,813
Mortgage loans held for portfolio	3,923,910	4,106,821
Less: allowance for credit losses	368	626
Mortgage loans held for portfolio, net of allowance for credit losses	$3,923,542	$4,106,195

Premium balance as a percent of mortgage loan par amounts	0.12%	0.17%
Average FICO score* at origination	746	746
Average loan-to-value ratio at origination	64.35%	64.32%

*	The FICO® score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk

As part of our business plan, we have been exiting the MPP since early 2005. However, this decision has not impacted and we do not expect that this decision will impact the credit risk of our mortgage loans held for portfolio.

As of March 31, 2010, we have not experienced a credit loss (for which we were not reimbursed from the lender risk accounts (LRA)) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of March 31, 2010 and December 31, 2009, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio. Our allowance for credit losses totaled of $368,000 and $626,000 as of March 31, 2010 and December 31, 2009. We reduced our allowance and recorded a benefit for credit losses of $428,000 for the three months ended March 31, 2010, based on our analysis, which considers estimates and assumptions concerning such factors as future cash flows, losses based on past experience, and economic conditions. We believe the combination of the LRA and our allowance for credit losses is sufficient to absorb expected credit losses in our mortgage loan portfolio. We believe we have policies and procedures in place to appropriately manage the credit risk relating to our mortgage loans held for portfolio. The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to “AA-“, and we are continuing to explore alternatives to do so.

The following table presents our delinquent mortgage loans, including mortgage loans in foreclosure, as a percentage of par, as of March 31, 2010 and December 31, 2009.

	As of	As of
Mortgage Loans Delinquent or in Foreclosure	March 31, 2010	December 31, 2009
(in thousands, except percentages)
Conventional mortgage loans outstanding	$3,752,073	$3,927,042

Conventional mortgage loan delinquencies - 30-59 days	1.0%	0.9%
Conventional mortgage loan delinquencies - 60-89 days	0.3%	0.3%
Conventional mortgage loan delinquencies - Greater than 90 days	0.8%	0.6%
Conventional mortgage loan foreclosures	0.3%	0.3%

Government-insured mortgage loans outstanding	$167,054	$172,966

Government-insured mortgage loan delinquencies - 30-59 days	12.5%	11.3%
Government-insured mortgage loan delinquencies - 60-89 days	4.7%	6.0%
Government-insured mortgage loan delinquencies - Greater than 90 days	20.7%	20.4%
Government-insured mortgage loan foreclosures	None	None

As of March 31, 2010 and December 31, 2009, we had 17 and 27 conventional mortgage loans totaling $3.5 million and $5.4 million on nonaccrual status and no mortgage loans classified as impaired. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than that of the conventional mortgages held in our mortgage loan portfolio and the national averages. This is primarily due to the impact of individual mortgage delinquencies relative to our remaining government-insured mortgage loan portfolio, which had fewer than 1,700 outstanding mortgage loans as of March 31, 2010. We rely on FHA insurance, which generally provides a 100% guarantee, as well as quality control processes, to protect against credit losses on this portfolio.

As of March 31, 2010 and December 31, 2009, 12 and 14 mortgage loans totaling $1.6 million and $1.7 million were classified as real estate owned and recorded in other assets.

Derivative Assets and Liabilities

We have traditionally used derivatives to hedge advances, consolidated obligations, and mortgage loans under our MPP. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We classify these types of interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty, under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings.

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including floating-to-fixed convertible advances and step-up or range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value on the statement of condition and no portion of the contract is designated as a hedging instrument.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

As of March 31, 2010 and December 31, 2009, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $5.3 million and $3.6 million and derivative liabilities of $308.4 million and $300.0 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of outstanding interest-rate exchange agreements and entry into new interest-rate exchange agreements during the three months ended March 31, 2010. The differentials between interest receivable and interest payable on derivatives in fair value hedge relationships are recognized as adjustments to the income or expense of the designated underlying advances, consolidated obligations, or other financial instruments. These differentials are otherwise recorded in other (loss) income, as "net gain(loss) on derivatives and hedging activities." We record all derivative financial instruments in the statements of condition at fair value, with changes in fair value reported in earnings. Ineffectiveness related to fair value hedges and all changes in fair value for derivative financial instruments used in intermediary or economic hedges are reported in other (loss) income, as "net gain (loss) on derivatives and hedging activities." See Notes 7 and 11 in “Part I. Item 1. Financial Statements” and “—Results of Operations for the Three Months Ended March 31, 2010 and 2009—Other (Loss) Income” in this report for additional information.

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$32,062,133	$160,188	$491,107
Interest-rate caps or floors	10,000
Total derivatives designated as hedging instruments	32,072,133	160,188	491,107
Derivatives not designated as hedging instruments
Interest-rate swaps	663,200	6,606	8,451
Interest-rate caps or floors	200,000	1
Total derivatives not designated as hedging instruments	863,200	6,607	8,451
Total derivatives before netting and collateral adjustments	$32,935,333	166,795	499,558
Netting adjustments (1)		(151,718)	(151,718)
Cash collateral and related accrued interest		(9,782)	(39,417)
Subtotal netting and collateral adjustments		(161,500)	(191,135)
Derivative assets and derivative liabilities as reported on the statement of condition		$5,295	$308,423

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	240,000	587,519
Netting adjustments(1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Subtotal netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The notional amount of interest-rate exchange agreements hedging advances using short-cut hedge accounting decreased to $4.9 billion, from $5.7 billion, as of March 31, 2010 from December 31, 2009, primarily as a result of hedged advance maturities since March 31, 2009. We expect the amount of short-cut hedged advances to continue to decline as we have discontinued the use of the short-cut hedge accounting designation on new advance hedging relationships. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $4.3 billion, from $9.5 billion, as of March 31, 2010 from December 31, 2009, primarily due to decreased issuances of bullet consolidated obligations and increased step-up interest-rate consolidated obligation bond issuances during 2010. The short-cut hedge accounting designation is used on bullet consolidated obligations. All other hedged consolidated obligation bonds are designated to receive long-haul hedge accounting treatment.

Credit Risk

We are subject to credit risk on our interest-rate exchange agreements, primarily because of potential counterparty nonperformance. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of our risk mitigation initiatives, we do not currently anticipate any credit losses on our current interest-rate exchange agreements.

We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $15.1 million and $11.9 million, including $11.3 million and $6.2 million of net accrued interest receivable. We held cash collateral of $9.8 million and $8.3 million from our counterparties for net credit risk exposures of $5.3 million and $3.6 million as of March 31, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of March 31, 2010 or December 31, 2009. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of March 31, 2010, the FHLBank System’s consolidated obligations were rated “Aaa/P-1” by Moody’s and “AAA/A-1+” by S&P. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2010 was $306.8 million, for which we have posted collateral of $85.7 million in the normal course of business. If the Seattle Bank’s stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $140.3 million of collateral to our derivative counterparties as of March 31, 2010. Our credit rating has not changed since 2008, although the Seattle Bank was briefly placed on credit watch negative by S&P between June 5, 2009 and July 1, 2009.

Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,897,236	$		$		$
AA–	5,100,920
A+	15,439,508		9,769	9,781	(1)
A	2,497,669		5,295				5,295
Total	$32,935,333		$15,064	$9,781			$5,295

	As of December 31, 2009
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value		Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,630,443	$		$		$
AA–	6,360,387
A	20,346,569		8,592	8,282	(2)		310
A	3,041,846		3,339				3,339
Total	$39,379,245		$11,931	$8,282			$3,649

(1)
Cash collateral of $9.8 million held as of March 31, 2010 is included in our derivative asset balance. As of March 31, 2010, we held $12,000 of cash collateral for one counterparty in excess of our net exposure at fair value.

(2)	Cash collateral of $8.3 million held as of December 31, 2009 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality and also have collateral agreements in place with each counterparty. As of both March 31, 2010 and December 31, 2009, 13 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of March 31, 2010 and December 31, 2009, 45.5% and 40.6% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are the consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser degree, a variety of other funding sources such as our member deposits and our FFCB and TLGP securities classified as AFS investments. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. As of March 31, 2010, S&P’s long-term counterparty credit rating of the Seattle Bank was “AA+” and our ratings outlook was stable. As of March 31, 2010, our Moody’s rating was “Aaa” with a ratings outlook of stable. Certain other FHLBanks were also rated "AA+" with a stable outlook by S&P as of March 31, 2010. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System’s long-term and short-term consolidated obligations “AAA/A-1+” and Moody’s rates them “Aaa/P-1.” For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2009 annual report on Form 10-K.

The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2010 and December 31, 2009.

	As of	As of
Consolidated Obligation Balances	March 31, 2010	December 31, 2009
(in thousands)
Bonds	$30,734,042	$29,762,229
Discount notes	17,467,151	18,501,642
Total	$48,201,193	$48,263,871

Consolidated Obligation Discount Notes

Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 5.6%, to a par amount of $17.5 billion as of March 31, 2010, from $18.5 billion as of December 31, 2009. During 2009, we purchased limited long-term investments, focusing primarily on overnight or short-term investments funded with similar term debt. Our purchase of $1.6 billion in longer-term TLGP and FFCB investments during the first quarter of 2010 reduced our relative requirements for overnight and short-term consolidated obligation discount notes to fund such short-term investments. However, our use of consolidated obligation discount notes to fund our short-term investment portfolio during the first quarter of 2010 resulted in issuances of consolidated obligation discount notes on our behalf of $267.3 billion for the three months ended March 31, 2010, compared to $141.5 billion for the same period in 2009.

Consolidated Obligation Bonds

Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased 3.2% to a par amount of $30.6 billion as of March 31, 2010, from $29.7 billion, as of December 31, 2009. As noted above, we purchased $1.6 billion of long-term investments funded with consolidated obligation bonds during the first quarter of 2010. Although we were the primarily obligor on $3.5 billion in new step-up consolidated obligation bonds during the first quarter of 2010, during the latter half of the quarter, partially due to the relatively higher volume of agency debt issued by other GSEs to fund their mortgage buy-back programs, as well as the increased credit market volatility, opportunities to issue favorably priced structured funding (consolidated obligation bonds with options issued in tandem with interest-rate swaps with offsetting options) were generally more limited. Still, however, issuances of consolidated obligation bonds on our behalf increased to $12.5 billion for the three months ended March 31, 2010, from $11.3 billion for the same period in 2009. The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$21,172,365	69.1	$23,772,365	80.1
Step-up	5,620,000	18.4	4,160,000	14.0
Variable	3,600,000	11.8	1,569,000	5.3
Range	226,000	0.7	177,000	0.6
Total par value	$30,618,365	100.0	$29,678,365	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) increased by $3.5 billion, to $9.4 billion, as of March 31, 2010 from December 31, 2009, primarily due to the issuance of step-up consolidated obligation bonds. The interest rates on these consolidated obligation bonds and advances are generally based on LIBOR.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
		Weighted-Average		Weighted-Average
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Interest Rate	Amount	Interest Rate
(in thousands, except interest rates)
Due in one year or less	$7,505,985	1.06	$11,264,000	1.12
Due after one year through two years	6,740,110	1.06	3,656,595	1.81
Due after two years through three years	5,724,500	2.35	4,894,000	2.55
Due after three years through four years	3,128,000	2.87	2,772,000	3.10
Due after four years through five years	2,301,500	3.43	2,297,500	3.74
Thereafter	5,218,270	4.83	4,794,270	5.01
Total par value	30,618,365	2.31	29,678,365	2.46
Premiums	10,607		11,388
Discounts	(24,011)		(25,095)
Hedging adjustments	129,081		97,571
Total	$30,734,042		$29,762,229

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

With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes. When appropriate, we use structured funding to reduce our funding costs and manage liquidity and interest-rate risk.

Our callable consolidated obligation bonds outstanding increased by $3.9 billion, to $14.8 billion, as of March 31, 2010, compared to December 31, 2009. Additionally, the proportion of callable bonds to total consolidated obligation bonds significantly increased for the three months ended March 31, 2010, to 48.4%, compared to 36.9% for the same period in 2009. This was primarily due to the increase in callable step-up and range consolidated obligation bonds used in our structured funding during the second half of 2009 and the first quarter of 2010.

During the first quarters of 2010 and 2009, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called during the three months ended March 31, 2010 and 2009 totaled $4.6 billion and $5.0 billion. See “Results of Operations for the Three Months Ended March 31, 2010 and 2009—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and, as a result, these balances fluctuate. Deposits increased by $31.3 million, to $371.1 million as of March 31, 2010, compared to $339.8 million as of December 31, 2009. Demand deposits comprised the largest percentage of deposits, representing 87.0% and 77.4% of deposits as of March 31, 2010 and December 31, 2009. Our deposits balance generally has declined since 2008, in part due to Federal Reserve deposit programs that offered higher interest rates than our programs. Deposit levels generally vary based on the interest rates paid to our members, as well as on our members’ liquidity levels and market conditions.

Other Liabilities

Other liabilities, primarily consisting of accounts and miscellaneous payable balances, increased by $754.2 million as of March 31, 2010 from December 31, 2009, primarily due to $754.3 million in investment securities traded but not settled.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members, former members, and non-member shareholders (i.e., former members that own capital stock as a result of a merger or acquisition by an institution that is not a member of the Seattle Bank), retained earnings, and other comprehensive loss. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our total capital increased by $57.4 million, to $1.1 billion, as of March 31, 2010 from December 31, 2009. This increase was primarily driven by improvements in the fair value of our AFS securities and by our net income of $6.1 million for the three months ended March 31, 2010.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No	Yes
Statutory redemption period *	Six months	Five years
Total outstanding balance
March 31, 2010	$158,865	$2,637,504
December 31, 2009	$158,864	$2,637,330

*
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

On May 12, 2009, as part of the Seattle Bank’s efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which, unlike Class A capital stock, is included in the Seattle Bank’s permanent capital (against which our risk-based capital requirement is measured).

We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership, attains non-member status through merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemptions have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission (defined as the greater of (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As discussed further below, we are currently restricted from redeeming Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period.

The following table shows purchase, transfer, and redemption request activity for Class A and Class B capital stock classified within the capital section of the statements of condition for the three months ended March 31, 2010 and 2009. All activity was transacted at $100 per share.

	For the Three Months Ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
Capital Stock Activity	Capital Stock	Capital Stock	Capital Stock	Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases				3,873
Existing member capital stock purchases		174	18,820	445
Total capital stock purchases		174	18,820	4,318
Capital stock transferred to mandatory redeemable capital stock:
Withdrawals/involuntary redemptions	1	(1,233)	(2,253)	(1,512)
Redemption requests past redemption date		(633)
Balance, end of period	$132,519	$1,715,457	$134,420	$1,733,093

During each of the three months ended March 31, 2010 and 2009, one Seattle Bank member requested redemptions totaling $953,000 and $954,000 of Class B capital stock and one and two Seattle Bank members requested redemptions totaling $698,000 and $572,000 of Class A capital stock.

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional membership stock as a result of our annual membership stock recalculation. These transfers, which will occur in May 2010, will be transacted at par value of $100 per share and are expected to total approximately $2.5 million.

The following table shows the amount of outstanding Class A and Class B capital stock redemption requests by year of scheduled redemption as of March 31, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

	As of March 31, 2010		As of December 31, 2009
Class A and Class B Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$698	$67,427	$	$65,163
One year through two years		8,584		11,482
Two years through three years		67,511		67,511
Three years through four years		46,850		45,897
Four years through five years		24,331		24,331
Total	$698	$214,703	$	$214,384

The following table provides the activity for mandatorily redeemable capital stock for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Mandatorily Redeemable Capital Stock Activity	2010	2009
(in thousands)
Balance, beginning of period	$946,527	$917,876
Capital stock reclassified from equity:
Membership withdrawals/Involuntary redemptions	1,233	3,765
Redemption requests past redemption date	633
Repurchase/redemption of mandatorily redeemable capital stock*		(669)
Balance, end of period	$948,393	$920,972

*	Partial redemption of member’s mandatorily redeemable capital stock balance.

The number of shareholders with mandatorily redeemable capital stock was 39 and 34 as of March 31, 2010 and 2009.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured. Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009. Such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of March 31, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$73,105	$26,346	$62,302
Less than one year		51,099		59,332
One year through two years		14,476		2,994
Two years through three years		126		13,544
Three years through four years		759,103		757,648
Four years through five years		24,138		24,361
Total	$26,346	$922,047	$26,346	$920,181

The amounts in the last two tables above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.’s membership to that of a non-Seattle Bank member shareholder as a result of its acquisition by JPMorgan Chase. These tables also include the reclassification of $18.5 million of Merrill Lynch Bank USA’s Class B capital stock as a result of its acquisition by Bank of America, N.A.

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $59.0 million as of March 31, 2010, compared to $52.9 million as of December 31, 2009.

Dividends

Under our Capital Plan, our Board can declare and pay dividends either in cash or stock (although pursuant to Board resolution, Class A capital stock dividends must be paid in cash) from retained earnings or current net earnings. Finance Agency regulation prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than 1% of its total assets. As of March 31, 2010, the Seattle Bank had excess stock of $1.6 billion, or 3.1% of total assets.

As a result of our undercapitalized classification, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future.

Retained Earnings

We reported retained earnings of $59.0 million as of March 31, 2010, an increase of $6.1 million from $52.9 million as of December 31, 2009, due to our net income for the three months ended March 31, 2010. Under our retained earnings policy, in January 2010, the Board approved a retained earnings target of $621 million.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was $855.8 million as of March 31, 2010, compared to $908.8 million as of December 31, 2009. The following table provides information regarding the components of accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities		AFS Securities		Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$		$		$(2,939)
Cumulative-effect adjustment relating to new OTTI guidance			(293,415)			(293,415)
Non-credit portion of OTTI loss			(823,527)			(823,527)
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss			14,646			14,646
Pension benefits	39					39
Balance, March 31, 2009	$(2,900)		$(1,102,296)	$		$(1,105,196)
Balance, December 31, 2009	$(3,098)		$(209,292)		$(696,426)	$(908,816)
Non-PLMBS:
Unrealized loss on AFS securities					(637)	(637)
OTTI PLMBS:
Non-credit portion of OTTI loss			(55,181)			(55,181)
Reclassification of non-credit portion of OTTI loss on securities transferred from HTM to AFS			59,179		(59,179)
Reclassification adjustment into earnings of non-credit portion of OTTI loss			783		16,783	17,566
Accretion of non-credit portion of OTTI loss			12,209			12,209
Subsequent unrealized changes in fair value					78,977	78,977
Pension benefits	126					126
Balance, March 31, 2010	$(2,972)		$(192,302)		$(660,482)	$(855,756)

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We were in compliance with all of these statutory capital requirements, which are described below, as of March 31, 2010 and December 31, 2009. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.

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

•
Market risk is the potential for financial loss due to the increase or decrease in the value or price of an asset or liability resulting from broad movements in prices, such as interest rates. The market-risk requirement is determined by adding the market value of the portfolio at risk from movements in interest-rate fluctuations and the amount, if any, by which the current market value of our total capital is less than 85% of the book value of our total capital. We calculate the market value of our portfolio at risk and the current market value of our total capital by using an internal model. Our modeling approach and underlying assumptions are subject to Finance Agency review and approval.

•
Operations risk is the potential for unexpected financial loss due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operations risk requirement is determined as a percentage of the market risk and credit risk requirements. The Finance Agency has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

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

The following table presents our permanent capital and risk-based capital requirements as of March 31, 2010 and December 31, 2009.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	March 31, 2010	December 31, 2009
(in thousands)
Permanent Capital
Class B capital stock	$1,715,457	$1,717,149
Mandatorily redeemable Class B capital stock	922,047	920,181
Retained earnings	58,964	52,897
Permanent capital	$2,696,468	$2,690,227
Risk-Based Capital Requirement
Credit risk	$718,367	$565,293
Market risk	978,835	1,095,086
Operations risk	509,161	498,114
Risk-based capital requirement	$2,206,363	$2,158,493

Risk-based capital surplus	$490,105	$531,734

The increase in our risk-based capital requirement as of March 31, 2010, compared to December 31, 2009, primarily reflected the increased credit-risk component of our risk-based capital requirement, which is determined by assigning risk-adjusted weightings based on asset type. As a result of credit rating downgrades on some of our PLMBS during the first quarter of 2010, our credit-risk component increased as of March 31, 2010, compared to December 31, 2009. Our market-risk component decreased due to the improved market values of many of our PLMBS. The operations-risk requirement increased slightly because it is calculated as a percentage of the sum of the credit- and market-risk components. We expect that our risk-based capital requirement will fluctuate with market conditions; however, we have reported risk-based capital surpluses since September 2009.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of March 31, 2010, our regulatory capital-to-assets ratio was 5.51%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target through at least mid-2010.

The following table presents our regulatory capital-to-assets ratios as of March 31, 2010 and December 31, 2009.

	As of	As of
Regulatory Capital-to-Assets Ratios	March 31, 2010	December 31, 2009
(in thousands, except percentages)
Minimum regulatory capital	$2,072,898	$2,043,779
Total regulatory capital	2,855,333	2,849,091
Regulatory capital-to-assets ratio	5.51%	5.58%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also decreased as of March 31, 2010 from December 31, 2009.

    The following table presents our leverage capital ratios as of March 31, 2010 and December 31, 2009.

	As of	As of
Leverage Capital Ratios	March 31, 2010	December 31, 2009
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,591,122	$2,554,724
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,203,567	4,194,205
Leverage capital ratio	8.11%	8.21%

Capital Classification

As discussed in detail in our 2009 annual report on Form 10-K and in “—Overview—Legislative and Regulatory Developments” in this report, in August 2009, we received a capital classification of undercapitalized from the Finance Agency based primarily on our failure to meet our risk-based capital requirement as of March 31, 2009 and June 30, 2009. In connection with our capital classification, we submitted a proposed capital restoration plan to the Finance Agency in August 2009, which we have subsequently modified to incorporate feedback from the Finance Agency and recent financial performance. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our revised capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement to our revised capital restoration plan in the form of a business plan specifying steps the Seattle Bank will take to resume repurchases and redemptions of member capital stock. It is unknown whether the Finance Agency will accept our revised capital restoration plan.

Although the Seattle Bank has met all of its regulatory capital requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that even modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized unless the Finance Agency determines otherwise.

See “Part I. Item 1. Business—Regulations—Capital Status Requirements” in our 2009 annual report on Form 10-K for additional information.

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

Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, FFCB and TLGP securities classified as AFS investments, and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2010 and December 31, 2009.

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective in March 2009, formalizing its previous request for increases in liquidity of FHLBanks during the fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, in an amount at least equal to an FHLBank’s anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Since the fourth quarter of 2008, we have held larger-than-normal balances of overnight federal funds and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency’s liquidity guidance and ensure adequate liquidity availability for member advances.

As of March 31, 2010 and December 31, 2009, we were in compliance with all federal laws and regulations and policies established by our Board relating to liquidity.

For additional information on our statutory liquidity requirements, see “Part I. Item 1—Business—Liquidity Requirements” in our 2009 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of March 31, 2010.

	As of March 31, 2010
	Payment Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years		3 to 5 Years		Thereafter		Total
(in thousands)
Member term deposits	$48,365	$		$		$		$48,365
Consolidated obligation bonds (at par)*	7,505,985		12,464,610		5,429,500		5,218,270	30,618,365
Derivative liabilities	308,423							308,423
Mandatorily redeemable capital stock	942,664		3,552		2,177			948,393
Operating leases	3,194		6,698		320			10,212
Total contractual obligations	$8,808,631		$12,474,860		$5,431,997		$5,218,270	$31,933,758
Other Commitments
Commitments for additional advances	$4,400	$		$		$		$4,400
Standby letters of credit	639,723		369,047					1,008,770
Standby bond purchase agreements			46,255					46,255
Unused lines of credit and other commitments			52,000					52,000
Total other commitments	$644,123		$467,302	$		$		$1,111,425

*  Does not include interest payments on consolidated obligation bonds or discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of March 31, 2010, we had $754.3 million in investment securities traded but not settled. As of March 31, 2010, we had $2.4 billion in unsettled agreements to issue consolidated obligation bonds, and $482.8 million in unsettled agreements to enter into consolidated obligation discount notes. We had unsettled interest-exchange agreements with a notional of $2.3 billion as of March 31, 2010.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The Seattle Bank recorded net income of $6.1 million for the three months ended March 31, 2010, an increase of $22.3 million, or 137.4%, from our net loss of $16.2 million for the same period in 2009. This improvement in net income was primarily due to changes in credit-related charges recorded in earnings on PLMBS classified as OTTI (discussed below), as the Seattle Bank recorded $19.6 million in additional OTTI credit losses on its PLMBS during the first quarter of 2010, compared to $71.7 million in OTTI credit losses for the same period in 2009. Our results of operations for the three months ended March 31, 2010 were also favorably impacted by an improvement of $7.0 million in net gain (loss) on derivatives and hedging activities. Net interest income for the three months ended March 31, 2010 declined significantly to $41.5 million, from $74.4 million for the same period in 2009, primarily due to lower advance volumes and returns on invested capital, as well as higher debt funding costs.

Net Interest Income

Net interest income is the primary performance measure for our ongoing operations. Our net interest income derives from the following two sources: (1) net interest-rate spread (i.e., the interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets); and (2) earnings from capital (i.e., returns on investing interest-free capital). The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. Net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.

The federal funds target and effective interest rates remained stable and very low during the first quarter of 2010. The other indices in the table below were stable until mid-February when the LIBOR and U.S. Treasury curves began steepening and became more volatile for the remainder of the first quarter of 2010.

Our earnings from capital, which are primarily generated from short-term investments, continued to be adversely impacted by the low interest-rate environment. The lower prevailing interest rates during 2010 and 2009 also significantly impacted our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios, where yields declined significantly for the three months ended March 31, 2010 from the previous period. During 2010 and 2009, the favorable spreads on our consolidated obligation bonds and discount notes compared to LIBOR generally narrowed, contributing to higher debt funding and re-funding costs, while our short-term investments generally remained at or near the federal funds effective rate. The combination of these factors contributed to a lower net interest spread and a lower net interest margin.

The following table summarizes the various interest-rate indices that impacted the Seattle Bank’s interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009 and the ending rates as of March 31, 2010 and December 31, 2009.

	Average Rate		Ending Rate
	For the Three Months Ended		As of	As of
Market Instrument	March 31, 2010	March 31, 2009	March 31, 2010	December 31, 2009
(in percentages)
Federal funds effective/target rate	0.14	0.19	0.09	0.05
3-month Treasury bill	0.10	0.19	0.15	0.05
3-month LIBOR	0.26	1.24	0.29	0.25
2-year U.S. Treasury note	0.90	0.89	1.02	1.14
5-year U.S. Treasury note	2.41	1.75	2.54	2.68
10-year U.S. Treasury note	3.70	2.70	3.83	3.84

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$21,243,694	$48,738	0.93	$36,702,021	$179,233	1.98
Mortgage loans held for portfolio	4,012,354	49,633	5.02	5,016,411	63,640	5.15
Investments *	26,727,962	49,793	0.76	18,371,268	72,332	1.60
Other interest-earning assets	51,254	17	0.14	53,880	27	0.20
Total interest-earning assets	52,035,264	148,181	1.15	60,143,580	315,232	2.13
Other assets	(653,143)			(33,523)
Total assets	$51,382,121			$60,110,057

Interest-Bearing Liabilities
Consolidated obligations	$48,269,116	106,626	0.89	$56,082,752	240,387	1.74
Deposits	339,573	45	0.05	633,932	481	0.31
Mandatorily redeemable capital stock	947,046			919,382
Other borrowings	123			2,904		0.06
Total interest-bearing liabilities	49,555,858	106,671	0.87	57,638,970	240,868	1.69
Other liabilities	775,505			664,908
Capital	1,050,758			1,806,179
Total liabilities and capital	$51,382,121			$60,110,057
Net interest income		$41,510			$74,364

Interest-rate spread		$34,450	0.28		$61,236	0.44
Earnings from capital		7,060	0.05		13,128	0.05

Net interest margin		$41,510	0.33		$74,364	0.49

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.

For the three months ended March 31, 2010, our average assets significantly declined primarily as a result of maturing advances (particularly those of JPMorgan Chase Bank, N.A.) and generally lower advance demand across our membership. Our average investment balance significantly increased both in total and as a percentage of our total average assets as of March 31, 2010, compared to the previous period due to the increase in average investments and the decline in average advances. The reductions in mortgage loans held for portfolio reflected average principal paydowns because we have purchased no mortgage loans since 2006.

Very low short-term prevailing interest rates in the first quarter of 2010 and throughout 2009 significantly impacted most of our interest-earning assets and interest-bearing liabilities, but led to larger declines in yields on our interest-earning assets than on our interest-bearing liabilities, particularly for the first quarter of 2010. This factor, in combination with our significantly lower advances volume, resulted in decreased net interest income in the three months ended March 31, 2010, compared to the previous period.

Our net interest margin declined by 16 basis points, to 33 basis points, for the three months ended March 31, 2010. Net interest margin contributions from net interest spread and earnings from capital remained basically the same for the three months ended March 31, 2010, compared to the same period in 2009, with net interest spread comprising 83.0% and 82.3% of net interest margin and earnings on capital comprising 17.0% and 17.7% of net interest for the three months ended March 31, 2010 and 2009.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010 v. 2009
	Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(57,771)	$(72,724)	$(130,495)
Investments	24,870	(47,409)	(22,539)
Mortgage loans held for portfolio	(12,455)	(1,552)	(14,007)
Other loans	(1)	(9)	(10)
Total interest income	(45,357)	(121,694)	(167,051)
Interest Expense
Consolidated obligations	(29,868)	(103,893)	(133,761)
Deposits	(157)	(279)	(436)
Other borrowings
Total interest expense	(30,025)	(104,172)	(134,197)
Change in net interest income	$(15,332)	$(17,522)	$(32,854)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three months ended March 31, 2010, compared to the previous period, because of significantly lower average interest rates earned on our average assets and incurred on our average liabilities. Further, the large decrease in our average advances balance and the decrease in the average balance of our mortgage loans held for portfolio, although somewhat offset by an increased average investments balance, led to decreased net interest income.

Interest Income

The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Interest Income	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$46,131	$175,245	(73.7)
Prepayment fees on advances, net	2,607	3,988	(34.6)
Subtotal	48,738	179,233	(72.8)
Investments	49,810	72,359	(31.2)
Mortgage loans held for portfolio	49,633	63,640	(22.0)
Total interest income	$148,181	$315,232	(53.0)

Interest income decreased significantly for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to significant decreases in advances volumes and yields on advances and investments, and to a lesser extent due to decreased mortgage volumes.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 73.7% for the three months ended March 31, 2010, compared to the previous period, primarily due to significant declines in average yields and average balances. Our average advance balance decreased by $15.5 billion, to $21.2 billion, representing a 42.1% decline, primarily due to advance maturities (particularly those of JPMorgan Chase Bank, N.A.) and generally lower advance demand across our membership.

For the three months ended March 31, 2010, new advances totaled $6.8 billion and maturing advances totaled $9.2 billion, which was significantly lower than in the same period in 2009. Advance activity for the three months ended March 31, 2009 included new advances totaling $21.1 billion and maturing advances totaling $26.1 billion. The average yield on advances, including prepayment fees on advances, decreased by 105 basis points to 0.93% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease was primarily due to the maturity of higher yielding advances between March 31, 2010 and 2009 and the significant proportion of short-term advances to our total average advance balances.

A significant percentage of our advances are still concentrated with a few large members. Changes in this group’s borrowing decisions have affected and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See “—Financial Condition—Advances” for additional information.

Prepayment Fees on Advances

For the three months ended March 31, 2010 and 2009, we recorded net prepayment fee income of $2.6 million and $4.0 million, primarily resulting from fees charged to borrowers that prepaid $569.9 million and $3.4 billion in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances.

Investments

Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 31.2% for the three months ended March 31, 2010, compared to the previous period. This decrease primarily resulted from lower average yields on investments, partially offset by a higher average investment balance. The average yield on our investments declined by 84 basis points, to 0.76%, and the average balance of our investments increased by $8.4 billion to $26.7 billion, for the three months ended March 31, 2010, compared to the previous period.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 22.0% for the three months ended March 31, 2010, compared to the previous period. The decrease was primarily due to continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $1.0 billion to $4.0 billion, for the three months ended March 31, 2010, compared to the previous period, primarily due to receipt of principal payments. The yield on our mortgage loans held for portfolio decreased by 13 basis points for the three months ended March 31, 2010, compared to the prior period. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis on a quarterly basis. Based on our analysis of our mortgage loan portfolio as of March 31, 2010, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio as of March 31, 2010. We recorded a benefit for credit losses of $428,000 for the three months ended March 31, 2010, based on our analysis, which considers estimates and assumptions concerning factors such as future cash flows, losses based on past experience, and economic conditions. See”—Financial Condition—Mortgage Loans Held for Portfolio” for more information.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Interest Expense	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$4,321	$31,615	(86.3)
Consolidated obligations - bonds	102,305	208,772	(51.0)
Deposits	45	481	(90.6)
Total interest expense	$106,671	$240,868	(55.7)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 86.3% for the three months ended March 31, 2010, compared to the previous period, primarily due to a lower average balance on our consolidated obligation discount notes during the first quarter of 2010 and the very low prevailing short-term interest rate environment. The average balance of our consolidated obligation discount notes decreased by 19.0%, to $17.6 billion, and the average yield on such notes declined by 49 basis points to 0.10% for the three months ended March 31, 2010, compared to the previous period. The average cost of funds declined in absolute terms with strong investor demand for high-quality, short-term debt instruments during the three months ended March 31, 2010 and 2009, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 51.0% for the three months ended March 31, 2010, compared to the previous period, primarily due to the lower prevailing interest rates. The average balance of our consolidated obligation bonds decreased by 10.7%, to $30.6 billion, and the average yield on such bonds declined by 112 basis points, to 1.35%, for the three months ended March 31, 2010, compared to the previous period.

Deposits

Interest expense on deposits decreased by 90.6% for the three months ended March 31, 2010, primarily due to a 26 basis point decrease in the average interest rate paid on deposits and a decrease of $294.4 million in the average balance of deposits, compared to the previous period. Deposit levels generally vary based on our members’ liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

Mandatorily Redeemable Capital Stock

We recorded no interest expense on mandatorily redeemable capital stock for the three months ended March 31, 2010 or 2009, due to our suspension of dividend payments in late 2008. Our average mandatorily redeemable stock balance increased by $27.7 million, to $947.0 million, for the three months ended March 31, 2010, compared to the same period in 2009. This increase in the average balance of mandatorily redeemable capital stock was primarily due to the reclassification to mandatorily redeemable capital stock of capital stock subject to voluntary redemption requests upon reaching statutory redemption dates. We are currently restricted from redeeming capital stock due to our capital classification.

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

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Effectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$396	$180	$576	$(78,329)
Consolidated obligation bonds	49,853	(50,620)	(767)	68,228
Consolidated obligation discount notes	(2,727)	3,177	450	2,642
Total	$47,522	$(47,263)	$259	$(7,459)

	For the Three Months Ended March 31, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Effectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$4,282	$(8,445)	$(4,163)	$(55,491)
Consolidated obligation bonds	(58,897)	58,843	(54)	58,102
Consolidated obligation discount notes	(6,878)	8,226	1,348	3,931
Total	$(61,493)	$58,624	$(2,869)	$6,542

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements reduced our net interest income for the three months ended March 31, 2010, compared to a net favorable effect on our net interest income for the same period in 2009. The effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances and (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates.  See “—Financial Condition—Derivative Assets and Liabilities” in this report for additional information.

Other (Loss) Income

Other (loss) income includes member service fees, net OTTI loss recognized in income, net gain (loss) on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves.

The following table presents the components of our other (loss) income for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Other (Loss) Income	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$673	$572	17.7
Total OTTI	(57,254)	(895,195)	93.6
Portion of OTTI losses recognized in other comprehensive loss	37,614	823,527	(95.4)
Net OTTI loss recognized in income	(19,640)	(71,668)
Net gain (loss) on derivatives and hedging activities	4,017	(2,941)	236.6
Net realized loss on early extinguishment of consolidated obligations	(3,916)	(4,526)	13.5
Other, net	2	13	(84.6)
Total other loss	$(18,864)	$(78,550)	76.0

Total other (loss) income improved by $59.7 million for the three months ended March 31, 2010, compared to the previous period, primarily due to $19.6 million in credit-related OTTI charges recorded in earnings during the first quarter of 2010 compared to $71.7 million in the same period of 2009, a $7.0 million increase in net gain (loss) on derivatives and hedging activities, and a $610,000 improvement in our net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net OTTI Loss Recognized in Income

As of March 31, 2010 and 2009, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $19.6 million and $71.7 million in our statements of operations for the three months ended March 31, 2010 and 2009. These credit losses on our OTTI PLMBS were based on such securities’ expected performance over their contractual maturities, which averaged approximately 20 years and 19 years as of March 31, 2010 and 2009.

    See “—Financial Condition,” Note 4 in “Part I. Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.

Net Gain (Loss) on Derivatives and Hedging Activities

For the three months ended March 31, 2010, we recorded an increase of $7.0 million in our total net gain (loss) on derivatives and hedging activities, compared to the previous period. The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Components of Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$259	$(2,869)
Total net (loss) gain related to fair value hedge ineffectiveness	259	(2,869)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	(11)	2
Interest-rate caps or floors	(46)	(184)
Net interest settlements	3,815	128
Intermediary transactions
Interest-rate swaps		(18)
Total net gain (loss) related to derivatives not designated as hedging instruments	3,758	(72)
Net gain (loss) on derivatives and hedging activities	$4,017	$(2,941)

See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition—Derivative Assets and Liabilities,” and Note 7 in “Part I. Item 1. Financial Statements” in this report for additional information.

Net Realized Loss on Early Extinguishment of Consolidated Obligations

From time to time, we early extinguish consolidated obligations by exercising our rights to call bonds or by reacquiring such bonds on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called for the three months ended March 31, 2010 and 2009. We did not reacquire any bonds on the open market during the three months ended March 31, 2010 or 2009.

	For the Three Months Ended March 31,
Consolidated Obligations Called and Extinguished	2010	2009
(in thousands, except interest rates)
Par value	$4,571,000	$4,967,255
Weighted-average interest rate	2.18%	4.59%

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

Other Expense

Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, which consist primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
Other Expense	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,587	$6,652	14.1
Occupancy cost	1,289	1,167	10.5
Other operating	4,519	3,062	47.6
Finance Agency	681	496	37.3
Office of Finance	644	484	33.1
Other	96	145	(33.8)
Total other expense	$14,816	$12,006	23.4

Other expense increased by $2.8 million for the three months ended March 31, 2010, compared to the previous period, primarily due to increased compensation and benefits and other operating expense. Compensation and benefits expense increased by $935,000 for the three months ended March 31, 2010, compared to the previous period. Other operating expense increased by $1.6 million for the three months ended March 31, 2010, compared to the previous period, primarily due to increased consulting and legal fees of $1.2 million.

In April 2010, the Seattle Bank made a strategic decision to outsource its information technology functions to a third-party information technology service provider. We expect to complete the transition from our current in-house and outsourced providers to our new service provider by the end of 2010.

Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. See Note 1 in our 2009 Audited Financial Statements in our 2009 annual report on Form 10-K for more information on the calculation of these assessments.

Assessments

Our assessments for AHP and REFCORP are based on our net earnings before assessments. We recorded total assessments of $2.2 million for the three months ended March 31, 2010, compared to $33,000 for the same period in 2009 (which reflected an adjustment of 2007 charges recorded in early 2009). We reported a net loss in the first quarter of 2009 and did not record any then-current period assessment. The table below presents our AHP and REFCORP assessments for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
AHP and REFCORP Assessments	2010		2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$674	$		N/A
REFCORP	1,517		33	4,497.0
Total assessments	$2,191		$33	6,539.4

Due to our payment of quarterly REFCORP assessments during 2008, as of March 31, 2010, we are entitled to a refund of $18.2 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” and Notes 14 and 15 in our 2009 Audited Financial Statements included in our 2009 annual report on Form 10-K for additional information on our assessments.

Critical Accounting Policies and Estimates

Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make assumptions and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our critical accounting policies and estimates are described in “Part II. Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in our 2009 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of fair values of financial instruments and OTTI of securities, accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determinations of allowances for credit losses. During the three months ended March 31, 2010, there were no significant changes to our critical accounting policies, or to the judgment and estimates used in applying them.

Recently Issued and Adopted Accounting Guidance

See Note 1 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.

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

•
Basis risk results from assets we purchase and liabilities we incur having different interest-rate markets. For example, the LIBOR interbank swap market influences many asset and derivative interest rates, while the agency debt market influences the interest rates on our consolidated obligations.

•
Option risk results from the fact that we have purchased and sold options either directly through derivative contracts or indirectly by having options embedded within financial assets and liabilities. Option risk arises from the differences between the option to be exercised and incentives to exercise those options. The mismatch in the option terms, exercise incentives, and market conditions that influence the value of the options can affect our net interest margin and our market value.

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

Measurement of Market Risk

We monitor and manage our market risk on a daily basis through a variety of measures. Our Board oversees our risk management policy through four primary risk measures that assist us in monitoring and managing our market risk exposures: effective duration of equity, effective key-rate-duration-of-equity mismatch, effective convexity of equity, and market value-of-equity sensitivity. These policy measures are described below. We manage our market risk using the policy limits set for each of these measures.

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

Our method of managing advances results in lower interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance we generally enter contemporaneously into interest-rate swaps that hedge any optionality that may be embedded in each advance. Our short-term investments have short terms to maturity and low durations, which cause their market values to have lower sensitivity to changes in market conditions.

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of March 31, 2010 and December 31, 2009.

Primary Risk Measures	As of March 31, 2010	As of December 31, 2009
Effective duration of equity	0.02	0.28
Effective convexity of equity	0.40	0.77
Effective key-rate-duration-of-equity mismatch	2.37	1.80
Market value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(0.69%)	(-0.57)%
Market value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	0.41%	0.37%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2010, the reduction in the effective duration of equity from that of December 31, 2009 primarily resulted from decreases in duration contributions of our advances (net of derivatives hedging our advances) and mortgage-related assets, offset by increases in duration contributions of our consolidated obligation bonds (net of derivatives hedging consolidated obligations).

The decrease in the effective convexity of equity as of March 31, 2010 from December 31, 2009 was primarily caused by the increased negative convexity of our mortgage-related assets, which was partially offset by increases in the positive convexity from our consolidated obligations (including derivatives hedging consolidated obligations).

Effective key-rate-duration-of-equity mismatch increased as of March 31, 2010 from December 31, 2009, primarily due to the changes described above for our duration-related measures.

The estimated changes of our market-value-of-equity sensitivity resulting from 100-basis point changes in interest rates between March 31, 2010 and December 31, 2009 were a result of changes in the composition of our statement of condition.

For market-risk management purposes, we disaggregate our operations into the following portfolios to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets and any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank’s remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This disaggregation allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the basis and mortgage book risk measures. We were in compliance with these risk management policy limits as of March 31, 2010 and December 31, 2009.  The following tables summarize our basis and mortgage book risk measures and their respective limits as of March 31, 2010 and December 31, 2009.

	As of	As of	Risk Measure
Basis and Mortgage Book Risk Measures and Limits	March 31, 2010	December 31, 2009	Limit
Effective duration of equity	(0.17)	0.45	+/-5.00
Effective convexity of equity	(0.92)	(0.40)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.96	1.26	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(-0.62)%	(-0.87)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	(-0.61)%	0.11%	+/-4.50%

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

The total notional amount of interest-rate exchange agreements outstanding was $32.9 billion and $39.4 billion as of March 31, 2010 and December 31, 2009. We report our derivatives in the statements of condition at their estimated fair value. As of March 31, 2010 and December 31, 2009, we held derivative assets of $5.3 million and $3.6 million, as well as derivative liabilities of $308.4 million and $300.0 million. See “—Financial Condition—Derivative Assets and Liabilities” for additional information.

ITEM 4.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Seattle Bank’s management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank’s disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. There were no changes in internal control over financial reporting for the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K.

After consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our 2009 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2009 annual report on Form 10-K.

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

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested and received an extension to prepare a revised capital restoration plan. Our revised capital restoration plan was submitted on December 5, 2009 and then deemed complete, but not approved, by the Finance Agency. On February 26, 2010, the Finance Agency notified us that it was extending the time it wanted to review the plan by 30 days, as allowed by regulation. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying steps we will take to resume repurchases and redemptions of member capital stock. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented. Failure to obtain approval of our revised capital restoration plan could result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions which could negatively impact demand for our advances, our financial performance, and business in general.

Although the Seattle Bank has met all of its regulatory capital requirements (including the risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, due in part to the Finance Agency’s concern that even modest declines in the values of our PLMBS could cause our risk-based capital to fall below the required level as well as concern that the value of property subject to mortgages owned by the Seattle Bank has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on our asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized unless the Finance Agency determines otherwise.

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

We rely heavily upon effective information systems and other technology, much of it provided by third parties, and failures in these systems could adversely affect our business.

We rely heavily upon effective information systems and other technology to conduct and manage our business, including a significant amount of systems and other technology provided by third parties. Our ability to maintain and upgrade our information systems and technologies is dependent on the continued support capabilities of our third-party providers, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by third parties (most notably our third-party providers), we may be unable to effectively conduct and manage our business. For example, in the first quarter of 2009, our primary vendor for data processing services notified us of its intent not to renew our agreement when it expires on December 31, 2010. Subsequently, in April 2010, we decided to outsource substantially all of our information technology services to a third-party vendor and expect the transition to be complete by the end of 2010. However, our information technology systems may be negatively impacted if difficulties occur during the transition or our third-party provider does not provide the expected level of service. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breach, or a third-party’s error could cause such a failure or interruption. Any significant failure or interruption could harm our business, customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.

The loss of large members with significant amounts of advance business or the loss of substantial advance business from those members or potential large members could have a negative effect on our financial condition and results of operations.

Our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advance business and resulting advance interest income. As of March 31, 2010, five borrowers held 59.1% of the par value of our outstanding advances, with two borrowers holding 44.4% and the other three borrowers each holding less than 10% of our outstanding advances.

To illustrate this risk, in September 2008, in a transaction facilitated by the FDIC, Washington Mutual Bank, F.S.B., once our largest member, was acquired by JPMorgan Chase, a non-member. In early October 2008, because of internal restructuring at JPMorgan Chase, we reclassified that membership to that of a non-member shareholder no longer able to enter into new borrowing arrangements with the Seattle Bank. As of March 31, 2010, substantially all of JPMorgan Chase’s advances had matured (approximately $650 million of advances remain outstanding). Further, in January 2009, BANA purchased Merrill Lynch. Bank of America Oregon, N.A., a wholly owned subsidiary of BANA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, were at the time both members of the Seattle Bank. As part of an internal restructuring, essentially all outstanding advances and Class B capital stock held by Merrill Lynch Bank USA were transferred to BANA. Immediately subsequent to the asset transfer, BANA transferred substantially all of the Seattle Bank Class B capital stock to its subsidiary, Bank of America Oregon, N.A., a Seattle Bank member.

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

In addition, in December 2009, the Seattle Bank filed a number of complaints in Washington state court against various entities relating to its purchase of certain PLMBS, including some members and potential members (and some of their affiliates), which actions continue. Further, the Seattle Bank has a significant concentration of advances and capital stock balances with members that are affiliates of several large bank holding companies that may, at some point, become parties to these complaints. Should these large bank holding companies direct their affiliates to reduce their activity with the Seattle Bank or should certain potential members be unwilling to become members due to these legal actions, our business, including our financial condition and results of operations, could be negatively impacted.

Recently enacted legislation and regulations, such as the Housing Act, or proposed legislation, such as GSE and financial system reform, could have an adverse impact on the Seattle Bank’s and the other FHLBanks’ business, including financial condition and results of operations.

The FHLBanks are GSEs organized under the authority of the FHLBank Act and, as such, are governed by federal laws and regulations of the Finance Agency, an independent agency within the executive branch of the federal government. From time to time, Congress has amended the FHLBank Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations, such as through the enactment of the Housing Act in 2008. New or modified legislation enacted by Congress, such as the Financial Stability Act, or regulations adopted by the Finance Agency could have a negative effect on the FHLBanks’ (including the Seattle Bank) ability to conduct business or their costs of doing business.

See “—Overview—Legislative and Regulatory Developments” for additional information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

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

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated: May 12, 2010
Richard M. Riccobono
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated: May 12, 2010
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer *)

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