Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Seattle
filed 2010-08-10
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2010
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

 Registrant's telephone number, including area code: (206) 340-2300
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of July 31, 2010, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,394,268 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION
(Unaudited)

	As of	As of
	June 30, 2010	December 31, 2009
(in thousands, except par value)
Assets
Cash and due from banks	$1,251	$731,430
Deposits with other FHLBanks	31	32
Securities purchased under agreements to resell	6,250,000	3,500,000
Federal funds sold	3,922,237	10,051,000
Available-for-sale securities (Note 2)	8,329,713	976,870
Held-to-maturity securities * (Note 3)	7,217,188	9,288,906
Advances (Note 5)	18,466,904	22,257,026
Mortgage loans held for portfolio	3,762,131	4,106,821
Less: Allowance for credit losses on mortgage loans	1,794	626
Mortgage loans held for portfolio, net (Note 6)	3,760,337	4,106,195
Accrued interest receivable	87,351	123,586
Premises, software, and equipment, net	14,267	14,836
Derivative assets (Note 7)	12,290	3,649
Other assets	42,033	40,953
Total Assets	$48,103,602	$51,094,483
Liabilities
Deposits:
Interest-bearing	$342,990	$339,800
Total deposits	342,990	339,800
Consolidated obligations, net (Note 8):
Discount notes	11,359,284	18,501,642
Bonds	33,933,303	29,762,229
Total consolidated obligations, net	45,292,587	48,263,871
Mandatorily redeemable capital stock (Note 9)	953,105	946,527
Accrued interest payable	170,693	207,842
Affordable Housing Program (AHP) payable	6,847	8,628
Derivative liabilities (Note 7)	213,717	300,030
Other liabilities	35,059	34,037
Total liabilities	47,014,998	50,100,735
Commitments and contingencies (Note 13)
Capital (Note 9)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 17,121 and 17,171 shares as of June 30, 2010 and December 31, 2009	1,712,085	1,717,149
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,325 shares as of both June 30, 2010 and December 31, 2009	132,519	132,518
Total capital stock	1,844,604	1,849,667
Retained earnings	67,165	52,897
Accumulated other comprehensive loss (Note 9)	(823,165)	(908,816)
Total capital	1,088,604	993,748
Total Liabilities and Capital	$48,103,602	$51,094,483

*	Fair values of held-to-maturity securities were $7,069,350 and $8,884,890 as of June 30, 2010 and December 31, 2009.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(in thousands)
Interest Income
Advances	$43,634	$109,259	$89,765	$284,504
Prepayment fees on advances, net	10,339	1,645	12,946	5,633
Interest-bearing deposits	17	152	34	179
Securities purchased under agreements to resell	2,313	2,165	3,954	4,756
Federal funds sold	4,154	1,400	7,924	2,848
Available-for-sale securities	7,612	—	11,367	—
Held-to-maturity securities	43,563	43,928	84,190	112,221
Mortgage loans held for portfolio	46,758	63,777	96,391	127,417
Loans to other FHLBanks	1	—	1	—
Total interest income	158,391	222,326	306,572	537,558
Interest Expense
Consolidated obligations - discount notes	5,781	21,783	10,102	53,398
Consolidated obligations - bonds	102,647	152,218	204,952	360,990
Deposits	60	246	105	727
Total interest expense	108,488	174,247	215,159	415,115
Net Interest Income	49,903	48,079	91,413	122,443
Provision for credit losses	1,596	257	1,168	257
Net Interest Income after Provision for Credit Losses	48,307	47,822	90,245	122,186
Other (Loss) Income
Total other-than-temporary impairment (OTTI) losses (Note 4)	(87,982)	(259,999)	(145,236)	(1,155,194)
Portion of OTTI losses recognized in other comprehensive loss	41,176	198,248	78,790	1,021,775
Net OTTI loss recognized in income	(46,806)	(61,751)	(66,446)	(133,419)
Net gain (loss) on derivatives and hedging activities	23,125	(8,025)	27,142	(10,966)
Net realized loss on early extinguishment of consolidated obligations	(1,917)	(441)	(5,833)	(4,967)
Service fees	722	572	1,395	1,144
Other, net	(3)	4	(1)	17
Total other loss	(24,879)	(69,641)	(43,743)	(148,191)
Other Expense
Operating:
Compensation and benefits	7,838	6,942	15,425	13,594
Other operating	7,092	4,507	12,900	8,736
Federal Housing Finance Agency	611	447	1,292	943
Office of Finance	514	452	1,158	936
Other, net	(3,789)	135	(3,693)	280
Total other expense	12,266	12,483	27,082	24,489
Income (Loss) before Assessments	11,162	(34,302)	19,420	(50,494)
Assessments
AHP	911	—	1,585	—
REFCORP	2,050	—	3,567	33
Total assessments	2,961	—	5,152	33
Net Income (Loss)	$8,201	$(34,302)	$14,268	$(50,527)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL
(Unaudited)

For the Six Months Ended June 30, 2010 and 2009	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative-effect adjustment (Note 9)	—	—	—	—	293,415	(293,415)	—
Proceeds from sale of capital stock	195	19,535	85	8,444	—	—	27,979
Net shares reclassified to mandatorily redeemable capital stock	(23)	(2,253)	(34)	(3,451)	—	—	(5,704)
Comprehensive loss:
Net loss	—	—	—	—	(50,527)	—	(50,527)
Other comprehensive loss (Note 9)	—	—	—	—	—	(941,783)	(941,783)
Total comprehensive loss							(992,310)
Balance, June 30, 2009	1,351	$135,135	17,353	$1,735,280	$164,012	$(1,238,137)	$796,290
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	15	1,514	—	—	1,514
Net shares reclassified to mandatorily redeemable capital stock	—	1	(65)	(6,578)	—	—	(6,577)
Comprehensive income:
Net income	—	—	—	—	14,268	—	14,268
Other comprehensive income (Note 9)	—	—	—	—	—	85,651	85,651
Total comprehensive income							99,919
Balance, June 30, 2010	1,325	$132,519	17,121	$1,712,085	$67,165	$(823,165)	$1,088,604

*	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
(in thousands)
Operating Activities
Net income (loss)	$14,268	$(50,527)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	(61,475)	(93,105)
Net OTTI credit loss	66,446	133,419
Change in net fair value adjustment on derivative and hedging activities	21,223	7,912
Loss on early extinguishment of consolidated obligations	5,833	4,967
Provision for credit losses	1,168	257
Net change in:
Accrued interest receivable	36,235	101,814
Other assets	(3,591)	1
Accrued interest payable	(37,149)	(124,924)
Other liabilities	3,044	(8,028)
Total adjustments	31,734	22,313
Net cash provided by (used in) operating activities	46,002	(28,214)
Investing Activities
Net change in:
Interest-bearing deposits	30,294	23,603
Deposits with other FHLBanks	1	(37)
Securities purchased under agreements to resell	(2,750,000)	(100,000)
Federal funds sold	6,128,763	(717,700)
Premises, software and equipment	(1,081)	(3,424)
Available-for-sale securities:
Proceeds from long-term	101,966	—
Purchases of long-term	(7,115,301)	—
Held-to-maturity securities:
Net increase (decrease) in short-term	1,182,019	(764,000)
Proceeds from maturities of long-term	989,152	1,199,147
Purchases of long-term	(404,427)	(779,744)
Advances:
Proceeds	19,884,526	41,493,027
Made	(16,054,867)	(33,010,701)
Mortgage loans held for portfolio:
Principal collected	337,942	516,749
Net cash provided by investing activities	2,328,987	7,856,920

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
(in thousands)
Financing Activities
Net change in:
Deposits	18,510	201,513
Net proceeds on derivative contracts with financing elements	10,161	—
Net proceeds from issuance of consolidated obligations:
Discount notes	449,127,206	451,608,307
Bonds	24,020,331	14,963,754
Payments for maturing and retiring consolidated obligations:
Discount notes	(456,224,590)	(451,329,841)
Bonds	(20,058,300)	(23,300,111)
Proceeds from issuance of capital stock	1,514	27,979
Payments for redemption of mandatorily redeemable capital stock	—	(669)
Net cash used in financing activities	(3,105,168)	(7,829,068)
Net decrease in cash and cash equivalents	(730,179)	(362)
Cash and cash equivalents at beginning of the period	731,430	1,395
Cash and cash equivalents at end of the period	$1,251	$1,033

Supplemental Disclosures
Interest paid	$252,308	$540,039
AHP payments, net	$3,366	$3,363
Transfers from mortgage loans to real estate owned	$1,797	$749
Non-cash transfers of OTTI held-to-maturity securities to available-for-sale securities	$193,270	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation, Use of Estimates, and Recently Adopted and Issued Accounting Standards

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2009 audited financial statements and related notes (2009 Audited Financial Statements) included in the 2009 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2010 or for any other future dates or periods.

We have evaluated subsequent events for potential recognition or disclosure through the filing date of this report on Form 10-Q.

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

Recently Adopted Accounting Standards

Disclosure and Accounting for Subsequent Events

In February 2010, the Financial Accounting Standards Board (FASB) amended its guidance on subsequent events to remove the requirement for Securities and Exchange Commission (SEC) filers to disclose the date through which an entity has evaluated subsequent events, for both issued and revised financial statements. This amendment alleviates potential conflicts between the FASB's guidance and the reporting rules of the SEC. Our adoption of this amended guidance, which was effective upon issuance, had no effect on our financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures—Improving Disclosures about Fair
Value Measurements

In January 2010, the FASB issued amended guidance related to the disclosure of fair value measurements. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, this guidance requires new disclosures, on a gross basis, relating to purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3), and clarifies existing disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Seattle Bank), except for the new Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Seattle Bank), and for interim periods within those fiscal years. Our adoption of this amended guidance resulted in increased financial statement disclosures (see Note 11) but did not affect our financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. Under the new guidance, an entity must consolidate a VIE if it determines it is the primary beneficiary of that VIE. An entity qualitatively assesses whether it is the primary beneficiary of a VIE based on whether it (1) has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) has the obligation to absorb losses or receive benefits from the VIE that could be significant to the VIE. The guidance also requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. Our involvement with VIEs may include, but is not limited to, investments in senior interests in private-label mortgage-backed securities (PLMBS). This new accounting guidance became effective for the Seattle Bank on January 1, 2010. We have evaluated our investments in VIEs and have determined that consolidation is not required since we are not the primary beneficiary of any VIE. Our evaluation included reconsideration of our consolidation conclusions with respect to VIEs, particularly our investments in PLMBS where subordinate tranches have been adversely affected by credit losses. Although adoption of this guidance had no impact on our financial condition, results of operations, or cash flows, we are required under the guidance to continually evaluate whether we have become the primary beneficiary of a VIE.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, introduces the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred, changes the requirements for de-recognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance was effective as of the beginning of the first reporting period beginning after November 15, 2009 (January 1, 2010 for the Seattle Bank). Our adoption of this guidance did not impact our financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Effective

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In June 2010, the FASB issued amended guidance for receivables that requires enhanced, disaggregated disclosures about the credit quality of financing receivables and the allowance for credit losses. In addition, the amended guidance requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The new disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Seattle Bank). The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Seattle Bank). We are currently evaluating the increased annual and interim financial statement disclosure requirements of the amended guidance but do not expect its adoption to affect our financial condition, results of operations, or cash flows.

Note 2—Available-for-Sale Securities

On June 30, 2010, we transferred certain of our PLMBS with an unpaid principal balance of $221.1 million and a fair value of $120.7 million from our held-to-maturity (HTM) portfolio to our available-for-sale (AFS) portfolio. The transferred PLMBS had significant OTTI credit losses for the three months ended June 30, 2010, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $117.6 million as of June 30, 2010.

Major Security Types

The following tables summarize our AFS securities as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (2)	$3,523,473	$—	$2,655	$(658)	$3,525,470
Temporary Liquidity Guarantee Program (TLGP) securities (3)	3,589,689	—	9,966	(142)	3,599,513
Residential Mortgage-Backed Securities (MBS)
PLMBS	1,864,402	(1,026,810)	367,138	—	1,204,730
Total	$8,977,564	$(1,026,810)	$379,759	$(800)	$8,329,713

	As of December 31, 2009
AFS Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Residential MBS
PLMBS	$1,673,296	$(928,895)	$232,469	$—	$976,870
Total	$1,673,296	$(928,895)	$232,469	$—	$976,870

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	Consists of Federal Farm Credit Bank (FFCB) bonds that are guaranteed by the Federal Agriculture Mortgage Corporation and obligations issued by Federal Home Loan Mortgage Corporation (Freddie Mac).
(3)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost of our PLMBS classified as AFS includes net accretable discounts of $381.8 million as of June 30, 2010. The amortized cost of our PLMBS classified as AFS includes net accretable discounts of $314.6 million as of December 31, 2009. See Note 9 for a tabular presentation of accumulated other comprehensive loss on AFS securities for the six months ended June 30, 2010.

 As of June 30, 2010, gross unrealized gains on our GSE obligations and TLGP securities include net fair value hedging gains of $6.5 million. We did not hedge any AFS securities as of December 31, 2009. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net realized and unrealized gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivative. The remainder of the change in fair value of the hedged AFS securities as well as the change in fair value of the non-hedged AFS securities is recorded in accumulated other comprehensive loss as "net unrealized gain (loss) on available-for-sale securities."

As of June 30, 2010 and December 31, 2009, we held $2.0 billion and $454.5 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 12 for additional information concerning these related parties.

Unrealized Losses on Available-for-Sale Securities

The following tables summarize our AFS securities with unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009. The total unrealized losses amounts in the tables below will not agree to the total gross unrealized losses amount included in the Major Security Types table. The total unrealized losses amounts include noncredit-related OTTI losses recorded in accumulated other comprehensive loss and subsequent unrealized changes in fair value related to other-than-temporarily impaired securities.

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$1,454,309	$(658)	$—	$—	$1,454,309	$(658)
TLGP securities	282,627	(142)	—	—	282,627	(142)
Residential MBS
PLMBS	—	—	1,204,730	(659,672)	1,204,730	(659,672)
Total	$1,736,936	$(800)	$1,204,730	$(659,672)	$2,941,666	$(660,472)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Residential MBS
PLMBS	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)
Total	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)

As of June 30, 2010, 42 of our AFS investment positions had gross unrealized losses totaling $660.5 million, including 34 positions with gross unrealized losses for at least 12 months. As of December 31, 2009, 28 of our investment positions had gross unrealized losses totaling $696.4 million, all of which had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of AFS securities by contractual maturity as of June 30, 2010 and December 31, 2009 are shown below.

	As of June 30, 2010		As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS
Due in less than one year	$505,157	$504,833	$—	$—
Due after one year through five years	6,570,939	6,581,585	—	—
Due after five years through ten years	37,066	38,565	—	—
Subtotal	7,113,162	7,124,983	—	—
MBS	1,864,402	1,204,730	1,673,296	976,870
Total	$8,977,564	$8,329,713	$1,673,296	$976,870

Credit Risk

A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 4.

Note 3—Held-to-Maturity Securities

On June 30, 2010, the Seattle Bank transferred certain PLMBS from its HTM portfolio to its AFS portfolio (see Note 2).

Major Security Types

The following tables summarize our HTM securities as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,721,000	$—	$1,721,000	$65	$(6)	$1,721,059
Other U.S. agency obligations (5)	43,602	—	43,602	564	(19)	44,147
GSE obligations (6)	489,819	—	489,819	46,908	—	536,727
State or local housing agency obligations	3,925	—	3,925	—	(1)	3,924
Subtotal	2,258,346	—	2,258,346	47,537	(26)	2,305,857
Residential MBS
Other U.S. agency (5)	23,043	—	23,043	184	—	23,227
GSEs (6)	3,039,951	—	3,039,951	48,877	(249)	3,088,579
PLMBS	2,061,764	(165,916)	1,895,848	9,381	(253,542)	1,651,687
Subtotal	5,124,758	(165,916)	4,958,842	58,442	(253,791)	4,763,493
Total	$7,383,104	$(165,916)	$7,217,188	$105,979	$(253,817)	$7,069,350

	As of December 31, 2009
HTM Securities	Amortized Cost Basis (1)	OTTI Recognized in Accumulated Other Comprehensive Loss (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$2,903,000	$—	$2,903,000	$73	$—	$2,903,073
Other U.S. agency obligations (5)	51,684	—	51,684	835	(2)	52,517
GSE obligations (6)	593,380	—	593,380	48,096	—	641,476
State or local housing agency obligations	4,130	—	4,130	—	—	4,130
Subtotal	3,552,194	—	3,552,194	49,004	(2)	3,601,196
Residential MBS
Other U.S. agency (5)	4,229	—	4,229	91	—	4,320
GSEs (6)	3,198,679	—	3,198,679	35,587	(3,981)	3,230,285
PLMBS	2,743,096	(209,292)	2,533,804	7,083	(491,798)	2,049,089
Subtotal	5,946,004	(209,292)	5,736,712	42,761	(495,779)	5,283,694
Total	$9,498,198	$(209,292)	$9,288,906	$91,765	$(495,781)	$8,884,890

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 9 for a reconciliation of the accumulated other comprehensive loss related to HTM securities as of June 30, 2010 and 2009.
(3)	Represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) or Small Business Association (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Federal National Mortgage Association (Fannie Mae), or Tennessee Valley Authority (TVA).

The amortized cost of our MBS investments classified as HTM with no OTTI losses included purchase discounts of $21.8 million and purchase premiums of $1.5 million as of June 30, 2010 and purchase discounts of $34.9 million and purchase premiums of $2.2 million as of December 31, 2009. The amortized cost of our MBS classified as HTM with OTTI losses included net accretable discounts of $4.3 million and $7.1 million as of June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009, we held $559.9 million and $846.0 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009. The gross unrealized losses include OTTI charges recognized in other comprehensive loss and gross unrecognized holding losses.

	As of June 30, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Certificates of deposit	$1,003,994	$(6)	$—	$—	$1,003,994	$(6)
Other U.S. agency obligations (1)	5,474	(18)	351	(1)	5,825	(19)
State or local housing agency obligations	2,209	(1)	—	—	2,209	(1)
Subtotal	1,011,677	(25)	351	(1)	1,012,028	(26)
Residential MBS
GSEs (2)	258,959	(249)	—	—	258,959	(249)
Temporarily impaired PLMBS	71,227	(372)	988,804	(253,170)	1,060,031	(253,542)
OTTI PLMBS	—	—	237,641	(165,916)	237,641	(165,916)
Subtotal	330,186	(621)	1,226,445	(419,086)	1,556,631	(419,707)
Total	$1,341,863	$(646)	$1,226,796	$(419,087)	$2,568,659	$(419,733)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations (1)	$219	$—	$370	$(2)	$589	$(2)
Subtotal	219	—	370	(2)	589	(2)
Residential MBS
Other U.S. agency	5	—	—	—	5	—
GSEs (2)	1,053,968	(2,436)	161,728	(1,545)	1,215,696	(3,981)
Temporarily impaired PLMBS	48,550	(779)	1,574,190	(490,788)	1,622,740	(491,567)
OTTI PLMBS	—	—	289,781	(209,523)	289,781	(209,523)
Subtotal	1,102,523	(3,215)	2,025,699	(701,856)	3,128,222	(705,071)
Total	$1,102,742	$(3,215)	$2,026,069	$(701,858)	$3,128,811	$(705,073)

(1)	Primarily consists of Ginnie Mae or SBA investment pools.
(2)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, or TVA.

As of June 30, 2010, 111 of our HTM investment positions had gross unrealized losses totaling $419.7 million, with the total estimated fair value of these positions approximating 91.2% of their carrying value. Of these 111 positions, 89 positions had gross unrealized losses for at least 12 months. As of December 31, 2009, 134 of our investment positions had gross unrealized losses totaling $705.1 million, with the total estimated fair value of these positions approximating 86.5% of their carrying value. Of these 134 positions, 118 positions had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost, carrying value, and estimated fair value, as applicable, of HTM securities by contractual maturity as of June 30, 2010 and December 31, 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2010			As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Carrying Value	Fair Value	Amortized Cost Basis	Carrying Value	Fair Value
(in thousands)
Non-MBS
Due in one year or less	$1,824,093	$1,824,093	$1,824,780	$3,110,275	$3,110,275	$3,113,427
Due after one year through five years	399,108	399,108	445,640	405,104	405,104	450,565
Due after five years through 10 years	12,712	12,712	12,797	13,221	13,221	13,364
Due after 10 years	22,433	22,433	22,640	23,594	23,594	23,840
Subtotal	2,258,346	2,258,346	2,305,857	3,552,194	3,552,194	3,601,196
MBS	5,124,758	4,958,842	4,763,493	5,946,004	5,736,712	5,283,694
Total	$7,383,104	$7,217,188	$7,069,350	$9,498,198	$9,288,906	$8,884,890

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

Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The AAA-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization.

Assessment for Other-than-Temporary Impairment

We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such investment security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.

Based on current information, we believe that for agency residential MBS, the strength of the issuers' guarantees through direct obligations or U.S. government support is sufficient to protect us from credit losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of June 30, 2010.

The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI of PLMBS. Beginning with the second quarter of 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of the Seattle Bank's quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.

Beginning with the third quarter of 2009, we have performed OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions, rather than screening for at-risk securities. Five of our PLMBS could not be analyzed using the standard process. Three of these securities (with a total unpaid principal balance of $22.7 million as of June 30, 2010) lacked the loan-level collateral data necessary to apply the FHLBanks' common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools, using a proxy for the missing loan-level data results, or utilizing alternative cash flow models. We were unable to perform a cash flow analysis on the other two securities (with a total unpaid principal balance of $3.1 million as of June 30, 2010) because the available information was not sufficient for detailed testing. To determine that these securities were not OTTI, we performed a qualitative analysis which included consideration of such factors as credit ratings, the duration and extent of the impairment, any credit enhancement, and certain collateral-related characteristics, such as FICO scores.

Our evaluation includes estimating cash flows that we are likely to collect, taking into account loan-level characteristics and structure of each security and certain modeling assumptions determined by the FHLBanks' OTTI Governance Committee. In performing a detailed cash flow analysis, we identify our best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a spread-adjusted forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.

We perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas, which are based upon an assessment of the relevant housing markets. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 12% over the next three-to-nine months; thereafter, home prices are projected to remain flat for six months and to increase 0.5% in the following six months, 3% in the second year, and 4% in each subsequent year.

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

In accordance with Federal Housing Finance Agency (Finance Agency) guidance, since the second quarter of 2009, we have engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS, utilizing the key modeling assumptions approved by the FHLBanks' OTTI Governance Committee. In addition, the FHLBank of San Francisco (San Francisco Bank) has provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and with fair values below amortized cost. We based our OTTI evaluations for the second quarter of 2010 on these approved assumptions and the cash flow analyses provided by the Indianapolis and San Francisco Banks. In addition, we independently verified the cash flows modeled by the Indianapolis and San Francisco Banks, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks' OTTI Governance Committee. Our OTTI evaluation for the first quarter of 2009 was based on our own modeling assumptions and internally generated cash flow analyses utilizing the same risk-modeling software and loan data source information subsequently approved and used by the FHLBanks beginning in the second quarter of 2009.

Because of increased actual and/or forecast credit deterioration as of June 30, 2010, additional OTTI credit losses were recorded in the second quarter of 2010 on 35 securities identified as OTTI in prior reporting periods. We also recognized an OTTI charge on two additional PLMBS in the second quarter of 2010. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$1,342	$85,619	$86,961	$3,798	$131,465	$135,263
PLMBS identified as OTTI in prior periods	45,464	(44,443)	1,021	62,648	(52,675)	9,973
Total	$46,806	$41,176	$87,982	$66,446	$78,790	$145,236

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$7,293	$249,502	$256,795	$74,874	$1,004,211	$1,079,085
PLMBS identified as OTTI in prior periods	54,458	(51,254)	3,204	58,545	17,564	76,109
Total	$61,751	$198,248	$259,999	$133,419	$1,021,775	$1,155,194

Credit-related OTTI charges are recorded in current-period earnings on the statement of operations, and non-credit losses are recorded on the statement of condition within accumulated other comprehensive loss. Certain of our current period credit losses were related to previously OTTI securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of accumulated other comprehensive loss and charged to earnings. Accumulated other comprehensive loss was also impacted by non-credit losses on newly OTTI securities, transfers of certain OTTI HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. Accumulated other comprehensive loss decreased by $85.7 million for the six months ended June 30, 2010 and increased by $1.2 billion for the same period in 2009. See Note 9 for a tabular presentation of accumulated other comprehensive loss for the six months ended June 30, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended June 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages for all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss for the Three Months Ended June 30, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.2	10.2-10.2	48.9	48.9-48.9	45.8	45.8-45.8	40.1	40.1-40.1
2007	7.2	4.7-13.8	79.0	35.4-89.5	53.4	45.6-61.1	37.8	7.3-44.9
2006	5.4	4.6-6.7	86.6	76.9-89.8	54.7	50.4-63.6	42.6	36.8-47.6
2005	8.3	7.3-10.6	72.8	56.4-79.4	49.9	42.7-56.7	30.9	0-50.4
Total	6.8	4.6-13.8	80.3	35.4-89.8	53.4	42.7-63.6	39.1	0-50.4

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

Many of our remaining investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery.

The following table summarizes key information as of June 30, 2010 and December 31, 2009 for the 43 PLMBS on which we have recorded OTTI during the life of the security (i.e. impaired as of or prior to June 30, 2010 or December 31, 2009).

	As of June 30, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
(in thousands)
Alt-A PLMBS (2)	$400,552	$396,216	$230,300	$237,641	$2,246,178	$1,864,402	$1,204,730
Total OTTI PLMBS	$400,552	$396,216	$230,300	$237,641	$2,246,178	$1,864,402	$1,204,730

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Credit Loss Component of OTTI	2010	2009	2010	2009
(in thousands)
Balance, beginning of period	$338,473	$80,361	$319,113	$8,693	(1)
Additions
Credit losses on securities for which OTTI was not previously recognized	1,342	7,293	3,798	74,874
Additional OTTI credit losses on securities for which an OTTI loss was previously recognized (2)	45,464	54,458	62,648	58,545
Total additions	46,806	61,751	66,446	133,419
Reductions
Increases in cash flows expected to be collected, recognized over the remaining life of the securities	(53)	—	(333)	—
Balance, end of period	$385,226	$142,112	$385,226	$142,112

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

Note 5—Advances

Redemption Terms

We had advances outstanding, including AHP advances, at interest rates ranging from 0.17% to 8.22% as of June 30, 2010 and from 0.11% to 8.22% as of December 31, 2009. Interest rates on our AHP advances ranged from 3.75% to 5.99% as of June 30, 2010 and 2.80% to 5.99% as of December 31, 2009. The following table summarizes our advances outstanding as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,790,059	1.44	$12,268,149	1.75
Due after one year through two years	5,706,556	1.65	2,893,358	2.67
Due after two years through three years	1,470,810	2.96	1,850,076	3.03
Due after three years through four years	578,860	3.35	1,395,149	3.11
Due after four years through five years	525,036	3.24	293,629	3.73
Thereafter	2,974,377	4.37	3,177,515	4.35
Total par value	18,045,698	2.23	21,877,876	2.47
Commitment fees	(611)		(650)
Discount on AHP advances	(54)		(70)
Discount on advances	(2,602)		(5,840)
Hedging adjustments	424,473		385,710
Total	$18,466,904		$22,257,026

The following table summarizes our advances by interest-rate payment terms as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Advance Outstanding by Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Par Value of Advances Outstanding	Percent of Total Advances Outstanding
(in thousands, except percentages)
Variable Interest-Rate Advances
Cash management advances	$172,627	1.0	$105,256	0.5
Adjustable-rate advances	2,082,736	11.5	2,125,236	9.7
Fixed Interest-Rate Advances
Fixed interest-rate advances	11,129,955	61.7	14,302,515	65.4
Amortizing advances	546,970	3.0	636,459	2.9
Structured Advances
Putable advances	3,713,410	20.5	4,318,410	19.7
Capped floater advances	30,000	0.2	20,000	0.1
Floating-to-fixed convertible advances	370,000	2.1	370,000	1.7
Total par value	$18,045,698	100.0	$21,877,876	100.0

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. A member's borrowing capacity is based upon the type of collateral (loans and/or securities) pledged and is calculated as a percentage of the collateral's value or balance. As of June 30, 2010 and December 31, 2009, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. So far in 2010, 15 of our member institutions have failed. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

See “Part I. Item 1. Business—Our Business—Products and Services—Advances” in our 2009 annual report on Form 10-K for additional information on our advances and credit risk management.

We have not provided any allowances for losses on advances because we believe it is probable that we will be able to collect all amounts due according to the contractual terms of the agreements. As of June 30, 2010 and December 31, 2009, we had no advances that were past due or on nonaccrual status.

Concentration Risk

Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2010, our top five borrowers held 64.1% of the par value of our outstanding advances, with the top two borrowers holding 50.5% (Bank of America Oregon, N.A. with 39.1% and Washington Federal Savings and Loan with 11.4%) and the other three borrowers each holding less than 10%. As of June 30, 2010, the weighted average remaining term-to-maturity of the advances outstanding to these members was approximately 24 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted average remaining term to maturity advances outstanding to these members was approximately 20 months.

We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 12 for additional information on borrowers holding 10% or more of our outstanding capital stock.

Prepayment Fees

We record prepayment fees received from members on prepaid advances net of any fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $32.6 million and $39.0 million for the three and six months ended June 30, 2010, and $1.7 million and $5.8 million for the same periods in 2009.

Note 6—Mortgage Loans Held for Portfolio, Net

The following tables summarize our mortgage loans held for portfolio as of June 30, 2010 and December 31, 2009.

	As of	As of
Mortgage Loans Held for Portfolio, Net	June 30, 2010	December 31, 2009
(in thousands)
Real Estate
Fixed interest-rate, medium-term*, single-family	$486,151	$558,390
Fixed interest-rate, long-term*, single-family	3,273,902	3,541,618
Total loan principal	3,760,053	4,100,008
Premiums	22,142	37,068
Discounts	(20,064)	(30,255)
Mortgage loans held for portfolio, before allowance for credit losses	3,762,131	4,106,821
Less: Allowance for credit losses on mortgage loans	1,794	626
Total mortgage loans held for portfolio, net	$3,760,337	$4,106,195

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	June 30, 2010	December 31, 2009
(in thousands)
Government-guaranteed/insured	$160,690	$172,966
Conventional	3,599,363	3,927,042
Total loan principal	$3,760,053	$4,100,008

 Our allowance for credit losses represents management's estimate of the probable losses inherent in our mortgage loans held for portfolio. As a part of our quarterly review, we increased loss severity assumptions on our prime collateral which resulted in an increase in our required allowance as of June 30, 2010. The following table summarizes our allowance for credit losses for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for Credit Losses on Mortgage Loans	2010	2009	2010	2009
(in thousands)
Balance at beginning of period	$198	$—	$626	$—
Provision for credit losses	1,596	257	1,168	257
Balance at end of period	$1,794	$257	1,794	257

The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to “AA-," and we are continuing to explore alternatives to do so.

As of June 30, 2010, we had 41 conventional mortgage loans totaling $7.6 million on nonaccrual status and no individually impaired mortgage loans. As of December 31, 2009, we had 27 conventional mortgage loans totaling $5.4 million on nonaccrual status and no individually impaired mortgage loans. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2010 and December 31, 2009, 11 and 14 mortgage loans totaling $1.4 million and $1.7 million were classified as real estate owned and recorded in other assets.

As of June 30, 2010 and December 31, 2009, approximately 88% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 12.

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
Types of Interest-Rate Exchange Agreements
 Our risk management policy establishes guidelines for the use of derivatives, including the amount of statement of condition exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We use the following types of derivatives in our interest-rate risk management.

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

Interest-rate swaps are generally used to manage interest-rate exposures and swaptions; caps and floors are generally used to manage interest-rate and volatility exposures.

Application of Interest-Rate Exchange Agreements

We use interest-rate exchange agreements in the following ways: 1) by designating them as a fair value hedge of an associated financial instrument or firm commitment; or 2) in asset/liability management (as either an economic or intermediary hedge).
We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets and liabilities on the statements of condition; or (2) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We typically use regression analysis to assess the effectiveness of our hedges.

We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP.

Types of Hedged Items

We are exposed to interest-rate risk on virtually all of our assets and liabilities, including advances, mortgage loans held for portfolio, investments, consolidated obligations, and intermediary positions.

Advances

We offer a wide variety of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and/or option characteristics of certain advances to more closely match the characteristics of our funding. In general, medium- and longer-term fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with an interest-rate exchange agreement with terms that offset the advance's terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.

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

Mortgage Loans Held for Portfolio

The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected timing of the repayment of these assets, depending on changes in estimated prepayment speeds. In addition, to the extent that we purchased mortgage loans at premiums or discounts, net income is affected by extensions or contractions in the expected maturities of these assets. We seek to manage the interest-rate and prepayment risk associated with mortgage loans primarily through debt issuance. We use both callable and noncallable debt to attempt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives with changes in their fair value recorded in current-period earnings.

Investments

We invest in MBS, U.S. agency and GSE obligations, and the taxable portion of state or local housing finance agency securities, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives, such as swaptions. We may manage the risk arising from changing market prices of our AFS securities by matching the cash inflows on the AFS security with the cash outflows on an interest-rate exchange agreement. For AFS securities that have been hedged as part of a qualifying fair value hedging relationship, we record the portion of the change in value related to the risk being hedged in other (loss) income as “net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivative, and we record the remainder of the change in other comprehensive loss as “net unrealized gains (losses) on AFS securities.” Derivatives used to manage the interest-rate and prepayment risks associated with our HTM and non-hedged AFS securities are accounted for as freestanding derivatives with changes in their fair value recorded in current period earnings.

Consolidated Obligations

While consolidated obligations are the joint and several obligations of the Federal Home Loan Banks (FHLBanks), each FHLBank has consolidated obligations for which it is the primary obligor. We enter into derivatives to hedge the interest-rate risk associated with our specific debt issuances. We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Federal Home Loan Banks' Office of Finance (Office of Finance) issues a fixed interest-rate consolidated obligation for the Seattle

Bank, and we concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to mirror in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges. This intermediation within the financial markets permits us to raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations in the financial markets.

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

Managing Credit Risk on Derivatives

The Seattle Bank is subject to credit risk because of the potential nonperformance by counterparties to our interest-rate exchange agreements. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other collateral arrangements to mitigate the risk. We manage counterparty credit risk through credit analysis and collateral management. We require agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. We do not anticipate any credit losses on our interest-rate exchange agreements.

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

We define our "maximum counterparty credit risk" as the estimated cost of replacing interest-rate exchange agreements in net asset positions, assuming the counterparty defaults and the related collateral, if any, is of no value to us. The determination of maximum credit risk excludes circumstances where our pledged collateral to a counterparty exceeds our net position.

As of June 30, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $35.9 million and $11.9 million, including $23.0 million and $6.2 million of net accrued interest receivable. We held cash collateral of $23.6 million and $8.3 million from our counterparties for net credit risk exposures of $12.3 million and $3.6 million as of June 30, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of June 30, 2010 or December 31, 2009. Our maximum credit risk varies based upon outstanding balances with counterparties and associated agreed- upon collateral delivery levels. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions. See Note 11 for information concerning nonperformance risk valuation adjustments.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of June 30, 2010, the FHLBank System's consolidated obligations were rated “Aaa/P-1” by Moody's and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2010 was $242.8 million, for which we have posted collateral of $29.1 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $107.1 million of collateral to our derivative counterparties as of June 30, 2010.

In 2008, as a result of the bankruptcy of Lehman Brothers Holdings, Inc. (LBHI), we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. In June 2010, as a result of negotiations with the bankruptcy administrator for LBSF and based on market indications of sales of Lehman receivables to third parties, we decreased our allowance for credit losses on receivables by $3.9 million.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$35,363,149	$274,650	$485,473
Interest-rate caps or floors	20,000	298	—
Total derivatives designated as hedging instruments	35,383,149	274,948	485,473
Derivatives not designated as hedging instruments
Interest-rate swaps	508,200	6,552	2,978
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	708,200	6,552	2,978
Total derivatives before netting and collateral adjustments	$36,091,349	281,500	488,451
Netting adjustments (1)		(245,607)	(245,607)
Cash collateral and related accrued interest		(23,603)	(29,127)
Total netting and collateral adjustments		(269,210)	(274,734)
Derivative assets and derivative liabilities as reported on the statement of condition		$12,290	$213,717

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4	—
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47	—
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	240,000	587,519
Netting adjustments (1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Total netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $201.0 million and $212.0 million of range consolidated obligation bonds as of June 30, 2010 and December 31, 2009 were net liabilities of $1.9 million and $148,000 and are not reflected in the tables above.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$19,193	$(8,407)	$19,452	$(11,276)
Total net gain (loss) related to fair value hedge ineffectiveness	19,193	(8,407)	19,452	(11,276)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	28	2	17	4
Interest-rate caps or floors	(1)	73	(47)	(111)
Net interest settlements	3,905	307	7,720	435
Intermediary transactions
Interest-rate swaps	—	—	—	(18)
Total net gain related to derivatives not designated as hedging instruments	3,932	382	7,690	310
Net gain (loss) on derivatives and hedging activities	$23,125	$(8,025)	$27,142	$(10,966)

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,464)	$28,282	$(3,182)	$(63,264)
AFS securities	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	190,666	(168,445)	22,221	69,114
Consolidated obligation discount notes	171	(244)	(73)	50
Total	$153,107	$(133,914)	$19,193	$4,408

	For the Three Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$5,646	$(5,500)	$146	$(72,754)
Consolidated obligation bonds	(209,529)	201,128	(8,401)	58,660
Consolidated obligation discount notes	9,952	(10,104)	(152)	5,020
Total	$(193,931)	$185,524	$(8,407)	$(9,074)

	For the Six Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,068)	$28,462	$(2,606)	$(141,593)
AFS securities	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	240,519	(219,065)	21,454	137,342
Consolidated obligation discount notes	(2,556)	2,933	377	2,692
Total	$200,629	$(181,177)	$19,452	$(3,051)

	For the Six Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$9,928	$(13,945)	$(4,017)	$(128,245)
Consolidated obligation bonds	(268,426)	259,971	(8,455)	116,762
Consolidated obligation discount notes	3,074	(1,878)	1,196	8,951
Total	$(255,424)	$244,148	$(11,276)	$(2,532)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three and six months ended June 30, 2010 reflects an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of June 30, 2010 and are expected to continue to remain effective prospectively. See Note 11 for additional information on fair value measurement of derivatives.

Note 8—Consolidated Obligations

Consolidated obligations consist of consolidated obligation bonds and consolidated obligation discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives. Although consolidated obligations are the joint and several liability of the FHLBanks, we record on our statements of condition only that portion for which we are the primary obligor. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $846.5 billion and $930.6 billion as of June 30, 2010 and December 31, 2009.

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of June 30, 2010 and December 31, 2009.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of June 30, 2010	$11,359,284	$11,362,278	0.14
As of December 31, 2009	$18,501,642	$18,502,949	0.23

*	Represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,764,745	1.00	$11,264,000	1.12
Due after one year through two years	7,849,550	1.23	3,656,595	1.81
Due after two years through three years	4,014,000	2.18	4,894,000	2.55
Due after three years through four years	3,013,000	3.21	2,772,000	3.10
Due after four years through five years	2,099,500	2.99	2,297,500	3.74
Thereafter	4,908,270	4.72	4,794,270	5.01
Total par value	33,649,065	2.06	29,678,365	2.46
Premiums	10,249		11,388
Discounts	(22,984)		(25,095)
Hedging adjustments	296,973		97,571
Total	$33,933,303		$29,762,229

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. The following table summarizes our consolidated obligation bonds outstanding that were transferred from other FHLBanks as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Other FHLBanks' Consolidated Obligations	Par Value	Original Net Premium (Discount)	Par Value	Original Net Premium (Discount)
(in thousands)
Transfers In
FHLBank of Chicago	$998,000	$(18,577)	$1,014,000	$(18,462)
Total	$998,000	$(18,577)	$1,014,000	$(18,462)

We transferred no consolidated obligation bonds to other FHLBanks during the six months ended June 30, 2010 or 2009.

Our consolidated obligation bonds outstanding consisted of the following as of June 30, 2010 and December 31, 2009.

	As of	As of
Par Value of Consolidated Obligation Bonds	June 30, 2010	December 31, 2009
(in thousands)
Non-callable	$19,229,065	$18,727,565
Callable	14,420,000	10,950,800
Total par value	$33,649,065	$29,678,365

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of June 30, 2010 and December 31, 2009.

	As of	As of
Term-to-Maturity or Next Call Date	June 30, 2010	December 31, 2009
(in thousands)
Due in one year or less	$20,878,745	$21,689,800
Due after one year through two years	6,784,550	1,875,795
Due after two years through three years	1,754,000	1,674,000
Due after three years through four years	1,253,000	1,217,000
Due after four years through five years	899,500	927,500
Thereafter	2,079,270	2,294,270
Total par value	$33,649,065	$29,678,365

Interest-Rate Payment Terms

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$24,752,065	73.5	$23,772,365	80.1
Step-up	4,496,000	13.4	4,160,000	14.0
Variable	4,000,000	11.9	1,569,000	5.3
Capped variable	200,000	0.6	—	—
Range	201,000	0.6	177,000	0.6
Total par value	$33,649,065	100.0	$29,678,365	100.0

Note 9—Capital

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance
June 30, 2010	$158,865	$2,638,844
December 31, 2009	$158,864	$2,637,330

(1)
On May 12, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which unlike Class A capital stock, is included in the Seattle Bank's permanent capital (against which our risk-based capital requirement is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership, attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemptions have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive, as it is based on the forfeiture of future dividends. If circumstances change, such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the Federal Home Loan Bank Act of 1932, as amended, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As discussed further below, we are currently restricted from redeeming Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period.

The following table presents purchase, transfer, and redemption request activity for Class A and B capital stock (excluding mandatorily redeemable capital stock) for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended June 30,
	2010		2009
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases	—	—	—	3,873
Existing member capital stock purchases	—	1,514	19,535	4,571
Total capital stock purchases	—	1,514	19,535	8,444
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	2,486	—	381
Cancellation of membership withdrawal requests	1	660	—	79
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	—	(1,740)	(2,253)	(3,911)
Redemption requests past redemption date	—	(7,984)	—	—
Net transfers from (to) mandatorily redeemable capital stock	1	(6,578)	(2,253)	(3,451)
Balance, end of period	$132,519	$1,712,085	$135,135	$1,735,280

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional membership stock as a result of our annual membership stock recalculation. These transfers, which primarily occurred in May 2010, were transacted at par value of $100 per share and totaled $2.5 million.

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

The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$2,024,282	$2,706,009	$2,158,493	$2,690,227
Total capital-to-assets ratio	4.00%	5.96%	4.00%	5.58%
Total regulatory capital	$1,924,144	$2,864,874	$2,043,779	$2,849,091
Leverage capital-to-assets ratio	5.00%	8.77%	5.00%	8.21%
Leverage capital	$2,405,180	$4,217,879	$2,554,724	$4,194,205

 Capital Classification Determination

As further discussed in our 2009 annual report on Form 10-K, in July 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The PCA provisions established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are deemed not to be adequately capitalized. The Finance Agency determines each FHLBank's capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested and received an extension to prepare a revised capital restoration plan. Our revised capital restoration plan was submitted on December 5, 2009 and then deemed complete, but not approved, by the Finance Agency. On February 26, 2010, the Finance Agency notified us that it was extending the time it wanted to review the plan by 30 days, as allowed by regulation. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying the steps we would take with the goal of resuming repurchases and redemptions of member capital stock. We expect to submit the business plan in mid-August 2010. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented. Failure to obtain approval of our revised capital restoration plan could, among other actions, result in the appointment of a conservator or receiver by the Finance Agency.

Although we have met all of our regulatory capital requirements (including our risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, most recently by letter dated June 28, 2010, in which the Finance Agency gave as its reason that the value of property underlying the mortgages we own has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on our asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized until the Finance Agency determines otherwise.

Capital Concentration

As of June 30, 2010 and December 31, 2009, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the six months ended June 30, 2010 or 2009 because we did not declare dividends during 2010 or 2009. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statement of cash flows.

As of June 30, 2010 and December 31, 2009, we had $926.8 million and $920.2 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of both June 30, 2010 and December 31, 2009 we had $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase & Co. (JPMorgan Chase), a non-member.

The number of shareholders holding mandatorily redeemable capital stock was 49 and 34 as of June 30, 2010 and December 31, 2009.

Consistent with our Capital Plan, we are not required to redeem membership stock until five years after a membership is terminated or we receive notice of withdrawal. However, if membership is terminated due to merger or consolidation, we recalculate the merged institution's membership stock requirement following such termination and the stock may be deemed excess stock (defined as stock held by a member or former member in excess of that institution's minimum investment requirement) subject to repurchase at our discretion. We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption (six months for Class A or five years for Class B) or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions described below.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activities (i.e., outstanding advances or Mortgage Purchase Program (MPP) mortgage loans) have matured. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 and our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009 and such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of June 30, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$127,457	$26,346	$62,302
Less than one year	—	3,439	—	59,332
One year through two years	—	14,185	—	2,994
Two years through three years	—	147	—	13,544
Three years through four years	—	759,082	—	757,648
Four years through five years	—	22,449	—	24,361
Total	$26,346	$926,759	$26,346	$920,181

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

Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock

As of June 30, 2010 and December 31, 2009, 45 and 48 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. During the six months ended June 30, 2010 and 2009, Seattle Bank members requested redemptions totaling $806,000 and $4.2 million of Class B capital stock and $698,000 and $2.6 million of Class A capital stock.

The following table shows the amount of outstanding Class A and Class B capital stock redemption requests by year of scheduled redemption as of June 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

	As of June 30, 2010		As of December 31, 2009
Class A and Class B Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$698	$61,122	$—	$65,163
One year through two years	—	71,702	—	11,482
Two years through three years	—	30,346	—	67,511
Three years through four years	—	22,922	—	45,897
Four years through five years	—	21,113	—	24,331
Total	$698	$207,205	$—	$214,384

Accumulated Other Comprehensive Loss

The following table provides information regarding the components of accumulated other comprehensive loss for the six months ended June 30, 2010 and 2009.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$—	$—	$(2,939)
Cumulative-effect adjustment relating to new OTTI guidance	—	(293,415)	—	(293,415)
Non-credit portion of OTTI loss	—	(1,080,346)	—	(1,080,346)
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss	—	58,571	—	58,571
Accretion of non-credit portion of OTTI loss	—	80,681	—	80,681
Pension benefits	(689)	—	—	(689)
Balance, June 30, 2009	$(3,628)	$(1,234,509)	$—	$(1,238,137)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS
Unrealized loss on AFS securities	—	—	5,328	5,328
OTTI PLMBS
Non-credit portion of OTTI loss	—	(141,057)	—	(141,057)
Reclassification of non-credit portion of OTTI loss on securities transferred from HTM to AFS	—	155,278	(155,278)	—
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss	—	4,904	57,363	62,267
Accretion of non-credit portion of OTTI loss	—	24,251	—	24,251
Subsequent unrealized changes in fair value	—	—	134,669	134,669
Pension benefits	193	—	—	193
Balance, June 30, 2010	$(2,905)	$(165,916)	$(654,344)	$(823,165)

Note 10—Employer Retirement Plans

The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2010	2009	2010	2009
(in thousands)
Service cost	$102	$80	$205	$160
Interest cost	102	74	205	147
Amortization of prior service cost	67	40	134	79
Total	$271	$194	$544	$386

Note 11—Fair Value Measurement

The Seattle Bank records derivative assets and liabilities, AFS securities, and rabbi trust assets (included in other assets), at fair value on the statement of condition. In addition, certain other assets, such as HTM securities and real estate owned, are measured at fair value on a non-recurring basis, as detailed below. The fair value amounts have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of June 30, 2010 and December 31, 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table included in this Note does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Hierarchy

Under GAAP, a fair value hierarchy is used to prioritize the valuation techniques and the inputs to the valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability. Fair value is the price in an orderly transaction between market participants for selling an asset or transferring a liability in the principal (or most advantageous) market for the asset or liability. In order to determine the fair value, or exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is our application of the fair value hierarchy on our assets and liabilities measured as fair value on the Statements of Condition.

Level 1 — instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets. We have classified certain money market funds that are held in a rabbi trust as Level 1 assets.

Level 2 — instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives and non-MBS AFS securities as Level 2 assets and liabilities.

Level 3 — instruments for which the inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity's own assumptions. We have classified our PLMBS AFS and certain HTM securities, on which we have recorded OTTI charges and related fair value measurements on a non-recurring basis, as Level 3 assets.

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

For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the six months ended June 30, 2010.

Valuation Techniques and Significant Inputs

Cash and Due From Banks

The fair value approximates the carrying value.

Securities Purchased Under Agreements to Resell/Securities Sold Under Agreements to Repurchase

The fair value of overnight agreements approximates the recorded carrying value. The fair value for agreements with terms to maturity in excess of one day is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for agreements with similar terms.

Federal Funds Sold

The fair value of overnight federal funds sold approximates the carrying value. The fair value of term federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Investment Securities — Non-MBS

We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market.

Investment Securities — MBS

For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2010, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of June 30, 2010 fell within Level 3 of the fair value hierarchy.

Advances

The fair value of advances is determined by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. For advances with embedded options, additional market-based inputs are obtained from derivatives dealers. The discount rates used in these calculations are the consolidated obligation rates for instruments with similar terms as of the last business day of the period, adjusted for a target spread.

In accordance with Finance Agency regulation, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not incorporate prepayment risk.

Mortgage Loans Held for Portfolio

The fair values of mortgage loans are determined based on quoted market prices for similar mortgage loans. These prices can, however, change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in prepayment rates often have a material effect on the fair value estimates. Since these underlying prepayment assumptions are made at a specific point in time, they are susceptible to material changes in the near term.

Accrued Interest Receivable and Payable

The fair value approximates the carrying value.

Derivative Assets and Liabilities

The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Interest-related derivatives use the LIBOR swap curve and market-based expectations of future interest rate volatility implied from current market prices for similar options. In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three and six months ended June 30, 2010 reflects an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of June 30, 2010 and are expected to continue to remain effective prospectively. In addition, the fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.

Deposits

We determine the fair values of member institution deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations

We determine the fair values of our consolidated obligations using internal valuation models with market observable inputs. Our internal valuation models use standard valuation techniques. For fair values of consolidated obligations without embedded options, the models use market-based yield curve inputs, referred to as the CO (i.e. consolidated obligations) curve, obtained from the Office of Finance. This curve is constructed using the U.S. Department of the Treasury Curve as a base curve, which is then adjusted by adding indicative spreads obtained largely from market observable sources. The market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculate the fair value of the consolidated obligations, using the present value of expected cash flows that use discount rates that are based on replacement funding rates for liabilities with similar terms.

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

Commitments

The fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. The fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties.

Fair Value on a Recurring Basis

The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our Statements of Condition as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment *
(in thousands)
AFS securities:
PLMBS	$1,204,730	$—	$—	$1,204,730	$—
TLGP securities	3,599,513	—	3,599,513	—	—
GSE obligations	3,525,470	—	3,525,470	—	—
Derivative assets (interest-rate related)	12,290	—	281,500	—	(269,210)
Other assets (rabbi trust)	3,338	3,338	—	—	—
Total assets at fair value	$8,345,341	$3,338	$7,406,483	$1,204,730	$(269,210)
Derivative liabilities (interest-rate related)	$(213,717)	$—	$(488,451)	$—	$274,734
Total liabilities at fair value	$(213,717)	$—	$(488,451)	$—	$274,734

	As of December 31, 2009
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment *
(in thousands)
AFS securities	$976,870	$—	$—	$976,870	$—
Derivative assets (interest-rate related)	3,649	—	240,000	—	(236,351)
Other assets (rabbi trust)	3,704	3,704	—	—	—
Total assets at fair value	$984,223	$3,704	$240,000	$976,870	$(236,351)
Derivative liabilities (interest-rate related)	$(300,030)	$—	$(587,519)	$—	287,489
Total liabilities at fair value	$(300,030)	$—	$(587,519)	$—	$287,489

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2010. We held no assets or liabilities measured at fair value using significant unobservable inputs for the six months ended June 30, 2009.

AFS PLMBS
Fair Value Measurements Using Significant Unobservable Inputs	For the Six Months Ended June 30, 2010
(in thousands)
Balance as of December 31, 2009	$976,870
Transfers from HTM to AFS securities (1)	198,012
Realized/unrealized gains or (losses) on changes in fair value included in earnings	(57,463)
Unrealized gains or (losses) in accumulated other comprehensive loss	187,291
Settlements	(99,980)
Balance as of June 30, 2010	$1,204,730

(1)
In 2010, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a total fair value of $198.0 million at the time of transfers. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer.

Fair Value on a Non-Recurring Basis

We measure certain HTM securities and real estate owned at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of June 30, 2010 and 2009 and recognized OTTI charges on those securities during the six months ended June 30, 2010 and 2009.

The HTM securities shown in the tables below had carrying values prior to impairment of $136.6 million and $303.8 million as of June 30, 2010 and December 31, 2009. The tables exclude impaired securities where the carrying value is less than fair value as of June 30, 2010 and December 31, 2009. Additionally, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.

The following table presents, by hierarchy level, HTM securities and real estate owned for which a non-recurring change in fair value has been recorded as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$78,813	$—	$78,813
Real estate owned	1,391	1,391	—
Total assets at fair value	$80,204	$1,391	$78,813

	As of December 31, 2009
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$194,127	$—	$194,127
Real estate owned	1,732	1,732	—
Total assets at fair value	$195,859	$1,732	$194,127

Fair Value Summary Table

The following table summarizes the carrying value and fair values of our financial instruments as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,251	$1,251	$731,430	$731,430
Deposit with other FHLBanks	31	31	32	32
Securities purchased under agreements to resell	6,250,000	6,249,999	3,500,000	3,500,020
Federal funds sold	3,922,237	3,922,334	10,051,000	10,051,096
AFS securities	8,329,713	8,329,713	976,870	976,870
HTM securities	7,217,188	7,069,350	9,288,906	8,884,890
Advances	18,466,904	18,611,868	22,257,026	22,368,341
Mortgage loans held for portfolio, net	3,760,337	4,010,875	4,106,195	4,251,866
Accrued interest receivable	87,351	87,351	123,586	123,586
Derivative assets	12,290	12,290	3,649	3,649
Financial Liabilities
Deposits	(342,990)	(342,990)	(339,800)	(339,801)
Consolidated obligations, net:
Discount notes	(11,359,284)	(11,358,612)	(18,501,642)	(18,501,216)
Bonds	(33,933,303)	(34,466,324)	(29,762,229)	(30,095,231)
Mandatorily redeemable capital stock	(953,105)	(953,105)	(946,527)	(946,527)
Accrued interest payable	(170,693)	(170,693)	(207,842)	(207,842)
Derivative liabilities	(213,717)	(213,717)	(300,030)	(300,030)
Other
Commitments to extend credit for advances	(612)	(612)	(649)	(649)
Commitments to issue consolidated obligations	(1,719,682)	(1,712,954)	—	8,938

Note 12—Transactions with Related Parties and other FHLBanks

Transactions with Members

We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Seattle Bank's capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with the Seattle Bank's capital plan or regulatory requirements (see Note 9 for additional information).

All of our advances are initially issued to members and approved housing associates, and all mortgage loans held for portfolio were initially purchased from members. We also maintain demand deposit accounts, primarily to facilitate settlement activities that are directly related to advances. Such transactions with members are entered into during the normal course of business. In addition, we may enter into investments in federal funds sold, securities purchased under agreements to resell, certificates of deposit, and MBS with members or their affiliates. Our MBS investments are purchased through securities brokers or dealers, and all investments are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.

Transactions with Related Parties

For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider instances where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions as other similar transactions and do not involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.

The following tables set forth significant outstanding balances and the corresponding income effect as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009 with respect to transactions with related parties.

	As of	As of
Balances with Related Parties	June 30, 2010	December 31, 2009
(in thousands)
Assets
Securities purchased under agreements to resell	$500,000	$500,000
Federal funds sold	194,000
AFS securities	2,006,886	454,457
HTM securities	599,899	846,041
Advances (par value)	8,402,651	9,790,069
Mortgage loans held for portfolio	3,293,607	3,593,551
Liabilities and Capital
Deposits	37,013	16,641
Mandatorily redeemable capital stock	790,764	790,764
Class B capital stock	737,698	737,698
Class A capital stock	4,784	4,784
Other comprehensive loss - non-credit OTTI	(367,009)	(357,737)
Notional amount of derivatives	8,347,205	12,198,343

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Income and Expense with Related Parties	2010	2009	2010	2009
(in thousands)
Income
Advances, net *	$3,905	$136,867	$15,918	$245,959
Securities purchased under agreements to resell	1,098	1,445	1,728	2,530
Federal funds sold	142	57	173	152
AFS securities	3,188	—	5,206	—
HTM securities	4,225	7,906	8,526	19,228
Mortgage loans held for portfolio	43,075	54,535	86,637	110,399
Net OTTI credit loss	(25,598)	(31,150)	(38,257)	(61,016)
Total	30,035	169,660	79,931	317,252
Expense
Deposits	4	3	5	16
Total	4	3	5	16

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks

From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. The following table summarizes our loans to or from other FHLBanks, including principal amounts loaned and repaid and interest earned and paid, during the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Loans from to Other FHLBanks and Related Interest	2010	2009	2010	2009
(in thousands)
Loans from the Seattle Bank
Principal loaned	$135,000	$—	$165,000	$—
Principal repaid	135,000	—	165,000	—
Interest income earned	1	—	1	—
Loans to the Seattle Bank
Principal loaned	—	50,000	—	300,000
Principal repaid	—	50,000	—	300,000
Interest income paid	—	—	—	1

In addition, as of June 30, 2010 and December 31, 2009, $31,000 and $32,000 was on deposit with the Federal Home Loan Bank of Chicago, for shared FHLBank System expenses.

We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 8.

Note 13—Commitments and Contingencies

As described in Note 8, consolidated obligations are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2010 and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so.

We determined it was not necessary to recognize a liability for the fair value of the FHLBanks' joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' consolidated obligations as of June 30, 2010 and December 31, 2009. The par amounts of the FHLBanks' outstanding consolidated obligations for which we are jointly and severally liable were approximately $846.5 billion and $930.6 billion as of June 30, 2010 and December 31, 2009.

Commitments that legally bind us for additional advances totaled $4.4 million and $6.5 million as of June 30, 2010 and December 31, 2009. Commitments generally are for periods up to 12 months.

The following table summarizes our outstanding standby letters of credit as of June 30, 2010 and December 31, 2009.

	As of	As of
Outstanding Standby Letters of Credit	June 30, 2010	December 31, 2009
(in thousands, except years)
Outstanding notional	$951,601	$932,910
Original terms	29 days to 7.5 years	20 days to 7.5 years
Final expiration year	2012	2012
Commitment notional	$50,000	$50,000
Original terms	2 years	2 years
Final expiration year	2012	2010

Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.

We have entered into standby bond purchase agreements with state housing authorities within our district, whereby for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities' bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. The bond purchase commitments entered into by us expire in May 2011, although some are renewable at our option. Total commitments for standby bond purchases were $46.3 million and $48.7 million as of June 30, 2010 and December 31, 2009, with one state housing authority. Based on our analysis as of June 30, 2010, we do not consider it necessary to have an allowance for credit losses on these agreements.

As of June 30, 2010 and December 31, 2009 we had $1.1 billion and $875.0 million in agreements outstanding to issue consolidated obligation bonds. We had $609.7 million in unsettled agreements to enter into consolidated obligation discount notes as of June 30, 2010 and no such agreements as of December 31, 2009. We had unsettled interest-rate exchange agreements with a notional of $670.0 million and $525.0 million as of June 30, 2010 and December 31, 2009.

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K. After consultations with legal counsel, other than as may result from the legal proceedings referenced in the preceding sentence, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows. Also see "Part II. Item 1. Legal Proceedings" in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
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
•
significant changes in business from our members;
•
loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;
•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or transact business with us due to, among other things, concerns about our capital classification, our ability to redeem or repurchase capital stock or pay dividends, or pending litigation adverse to the interests of certain potential or existing members;
•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances, which could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;
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
•
our inability to obtain applicable regulatory approval to introduce new products and services or successfully manage the risks associated with those products and services;
•
regulatory actions, changes affecting credit rating agencies, rating agency actions (including ratings changes) affecting the Seattle Bank or the Federal Home Loan Bank System (FHLBank System), or legislative changes that could cause us to modify our current structure, policies, or business operations;
•
adverse changes in investor demand for consolidated obligations or increased competition from other government-sponsored enterprises (GSEs), including other FHLBanks, as well as corporate, sovereign, and supranational entities;
•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these assets;
•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the

Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), affecting the capital and credit markets;
•
changes in laws or regulations that could result in modification of the terms or principal balances of mortgage loans that we own or that collateralize our mortgage-backed securities (MBS);
•
changing accounting guidance, including changes relating to financial instruments, that could adversely affect our financial statements;
•
the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations;
•
changes in global, national, and local economic conditions, including unemployment, inflation, or deflation; and
•
events such as terrorism, natural disasters, or other catastrophic events that could disrupt the financial markets where we obtain funding, our borrowers' ability to repay advances, the value of the collateral that we hold, or our ability to conduct business in general.

These cautionary statements apply to all related forward-looking statements, wherever they appear in this report. We do not undertake to update any forward-looking statements that we make in this report or that we may make from time to time.

Overview

This discussion and analysis reviews our financial condition as of June 30, 2010 and December 31, 2009 and our results of operations for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three and six months ended June 30, 2010 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the years ended December 31, 2009, 2008, and 2007 (2009 Audited Financial Statements) included in our 2009 annual report on Form 10-K.

Our financial condition as of June 30, 2010 and our results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2010 or for any other future dates or periods.

General

The federally chartered Seattle Bank is a cooperative that is owned by member financial institutions located within the region we serve. Membership is limited to regulated depositories, insurance companies, and community development financial institutions located within our region. Our primary business activity is providing advances to our members and eligible non-shareholder housing associates. We also work with our members and other entities to provide affordable housing and community economic development, through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need.

Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding derives from consolidated obligations issued by the Federal Home Loan Banks' Office of Finance (Office of Finance) on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf and jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of credit, and general economic conditions.

Market Conditions

During the first half of 2010, the U.S. economy continued the previous year's trend of modest recovery, although persistent unemployment, high levels of residential and commercial mortgage delinquencies and foreclosures, and uncertainty regarding inflation or deflation continued to negatively impact the recovery. Further, during the second quarter of 2010, concerns about sovereign debt and credit stability in certain European countries increased volatility in the global credit markets and resulted in sharp increases in short-term interbank lending rates and investor demand for perceived lower-risk investments, favorably impacting demand for U.S. agency debt securities, including those of the FHLBank System.

The overall credit quality of mortgages underlying PLMBS continued to decline during the second quarter of 2010, resulting in further recognition of OTTI charges by a number of financial institutions, including the Seattle Bank and other FHLBanks. In addition, credit rating agencies further downgraded, and continued to review for possible downgrade, a significant number of PLMBS, including some securities owned by the Seattle Bank, indicating the rating agencies' expectations of greater losses than previously forecast for these securities.

During the first half of 2010, many financial institutions (including a number of Seattle Bank members) reported weak earnings or losses and further deterioration in the quality of their assets. As a result, a number of these financial institutions, with the encouragement of their regulators, reduced the sizes of their balance sheets to strengthen their capital positions. This, in combination with high levels of retail customer deposits and low consumer loan demand, has in turn resulted in a significant decline in advance demand at the Seattle Bank and across the FHLBank System. Further, a significant number of financial institutions with membership in the FHLBank System (including 15 members of the Seattle Bank) have been merged, acquired, or closed by the FDIC to date in 2010, with additional mergers, acquisitions, or closures projected for the remainder of the year (which would further negatively impact advance demand).

Financial Results and Condition

Our business is substantially driven by our members' ability and willingness to lend to their customers. As of June 30, 2010, we had total assets of $48.1 billion, total outstanding regulatory capital stock (including mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $67.2 million, compared to total assets of $51.1 billion, total outstanding regulatory capital stock (including mandatorily redeemable capital stock) of $2.8 billion and retained earnings of $52.9 million as of December 31, 2009. Our asset mix changed significantly during the first six months of the year. Our outstanding advances declined to $18.5 billion as of June 30, 2010, from $22.3 billion as of December 31, 2009, primarily due to the maturing of $1.5 billion of advances outstanding to JPMorgan Chase Bank, N.A. (a non-member) and the prepayment of $1.2 billion in advances by our members. Further, because we are currently unable to redeem or repurchase capital stock or declare dividends due to our continued capital classification of “undercapitalized,” we leveraged our capital not currently required to support advances by increasing our investments during the first six months of 2010. This use of capital allowed us to generate interest income on outstanding capital. Between December 31, 2009 and June 30, 2010, we shifted a significant portion of our investment portfolio from unsecured short-term instruments to secured and/or implicitly/explicitly U.S. government guaranteed short- or longer-term instruments. For example, we significantly reduced our unsecured short-term investments with domestic branches of foreign counterparties due to the recent credit volatility in Europe in favor of purchasing U.S. agency, GSE, and Temporary Liquidity Guarantee Program (TLGP) securities and securities purchased under agreements to resell. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand from members, we can use the newly purchased longer-term securities in short-term borrowing transactions as securities sold under agreements to repurchase. Further, we have classified the newly purchased longer-term securities as available for sale (AFS), which allows us to sell the securities should the need arise.

The Seattle Bank recorded net income of $8.2 million and $14.3 million for the three and six months ended June 30, 2010, an increase of $42.5 million and $64.8 million from net losses of $34.3 million and $50.5 million for the same periods in 2009. The improvements in net income were primarily due to net gains of $23.1 million and $27.1 million, including an $11.6 million positive effect from a change in estimate for derivative instrument valuations, on our derivatives and hedging activities for the three and six months ended June 30, 2010, compared to net losses of $8.0 million and $11.0 million for the same periods in 2009. Our results of operations for the three and six months ended June 30, 2010 were also favorably impacted by advance prepayment fees of $10.3 million and $12.9 million, compared to $1.6 million and $5.6 million for the same periods in 2009, improved debt funding costs, which resulted from a widening of the spread between London Interbank Offered Rate (LIBOR) and our cost of funds during the second quarter of 2010, and a reduction in our allowance for credit losses on receivables (established in 2008 as a result of the bankruptcy of Lehman Brothers Holdings, Inc. (LBHI)) of $3.9 million. Our results of operations for the three and six months ended June 30, 2010 were negatively impacted by additional OTTI credit losses recorded in earnings; however, these amounts were significantly lower than those recorded in the same periods in 2009. We recorded $46.8 million and $66.4 million in additional OTTI credit losses on our PLMBS for the three and six months ended June 30, 2010, compared to $61.8 million and $133.4 million for the same periods in 2009.

For the three months ended June 30, 2010, we recorded additional OTTI charges related to projected credit losses on 35 securities identified as other than temporarily impaired in prior reporting periods. We also recognized credit and non-credit OTTI charges on two additional PLMBS in the second quarter of 2010. The following table summarizes the credit, non-credit, and total OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2010.

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$1,342	$85,619	$86,961	$3,798	$131,465	$135,263
PLMBS identified as OTTI in prior periods	45,464	(44,443)	1,021	62,648	(52,675)	9,973
Total	$46,806	$41,176	$87,982	$66,446	$78,790	$145,236

We could continue to recognize additional OTTI losses on our PLMBS if, among other things, actual or forecasted delinquency, foreclosure, or loss severity rates on mortgages increase beyond our current expectations, residential real estate values continue to decline beyond our forecasted levels, mortgage loan servicing practices deteriorate, voluntary prepayments decline, or the collateral supporting our securities becomes part of one or more loan modification programs. If additional OTTI losses are taken, they could further negatively impact our earnings, other comprehensive loss, and regulatory and total capital, as well as our compliance with regulatory requirements. The majority of the total OTTI losses we have recorded to date have been related to non-credit factors, and we currently expect to recover the non-credit portion of the OTTI losses over the terms of our 43 impaired investments. Non-credit OTTI losses, which totaled $825.6 million and $905.7 million as of June 30, 2010 and December 31, 2009, are recorded in accumulated other comprehensive loss on our statements of condition. See “—Financial Condition—Investments,” Notes 4 and 9 in “Part I. Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report for more information.

Credit concerns and the continued modest level of activity in the PLMBS market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS collateralized by Alt-A mortgage loans. As of June 30, 2010 and December 31, 2009, the net unrealized market value losses on our entire portfolio of assets and liabilities were $277.9 million and $479.5 million, which, in accordance with generally accepted accounting principles (GAAP), are not reflected in our financial position and operating results.

We believe the condition of the U.S. economy will continue to affect and be affected by the weak U.S. residential and commercial real estate markets and consumer credit issues, at least through 2010. Seattle Bank advances have served and are expected to continue to serve as an important source of liquidity for many of our members as they work through the difficult economic climate. Going forward, we expect to continue to manage our business to meet our members' liquidity and funding needs in the varying market conditions, and to maintain our access to the capital markets and strong liquidity position. The actions we have taken and may take to meet our members' needs, however, may adversely impact our financial condition and results of operations. In addition, we continue to monitor the impact of legislative, regulatory, and membership changes, and we believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

The following table presents selected financial data for the Seattle Bank for the periods indicated.

Selected Financial Data	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$48,104	$51,822	$51,094	$54,087	$49,384
Investments (1)	25,719	27,896	23,817	24,717	16,358
Advances	18,467	19,865	22,257	24,908	28,257
Mortgage loans held for portfolio, net (2)	3,760	3,924	4,107	4,293	4,571
Deposits and other borrowings	343	371	340	285	778
Consolidated obligations, net:
Discount notes	11,359	17,467	18,502	21,678	16,078
Bonds	33,933	30,734	29,762	29,754	29,983
Total consolidated obligations, net	45,292	48,201	48,264	51,432	46,061
Mandatorily redeemable capital stock	953	948	946	942	921
AHP payable	7	8	9	10	13
REFCORP payable (receivable)	(16)	(18)	(20)	(20)	(20)
Capital stock:
Class A capital stock - putable	133	133	133	135	135
Class B capital stock - putable	1,712	1,715	1,717	1,718	1,735
Total capital stock	1,845	1,848	1,850	1,853	1,870
Retained earnings	66	58	52	70	164
Accumulated other comprehensive loss	(822)	(855)	(909)	(996)	(1,238)
Total capital	1,089	1,051	993	927	796

Statements of Operations (for the three months ended)
Interest income	$158	$148	$157	$183	$223
Net interest income	49	42	45	48	48
Other loss	(25)	(19)	(48)	(127)	(69)
Other expense	12	15	14	14	13
Income (loss) before assessments	11	8	(18)	(93)	(35)
AHP and REFCORP assessments	3	2	—	—	—
Net income (loss)	8	6	(18)	(93)	(35)

Financial Statistics (for the three months ended)
Return on average equity	2.93%	2.34%	(6.98)%	(43.94)%	(13.58)%
Return on average assets	0.06%	0.05%	(0.13)%	(0.72)%	(0.26)%
Average equity to average assets	2.19%	2.04%	1.91%	1.64%	1.92%
Regulatory capital ratio (3)	5.96%	5.51%	5.58%	5.30%	5.99%
Net interest margin (4)	0.39%	0.33%	0.35%	0.34%	0.33%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.8 million, $368,000, $626,000, $271,000, and $257,000 for the quarters ended June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, and June 30, 2009.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of June 30, 2010 declined from December 31, 2009, to $18.5 billion from $22.3 billion, and to 38.4% from 43.6%. These declines were primarily due to $1.5 billion in maturities of JPMorgan Chase Bank, N.A. (a non-member) advances, prepayment of $1.2 billion in advances by our members, and generally lower advance activity across our membership. Advances as a percentage of total assets was further impacted by an increase in our investment portfolio. The increase in our investments is primarily intended to maintain sufficient liquidity to meet members' demand for advances, as well as to generate interest income on our members' invested capital.

The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2010 and December 31, 2009.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	June 30, 2010	December 31, 2009
(in percentages)
Advances	38.4	43.6
Investments	53.5	46.6
Mortgage loans held for portfolio	7.8	8.0
Other assets	0.3	1.8
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of June 30, 2010 and December 31, 2009.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	June 30, 2010	December 31, 2009
(in percentages)
Consolidated obligations	94.2	94.5
Deposits	0.7	0.7
Other liabilities *	2.9	2.9
Total capital	2.2	1.9
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.0% and 1.9% of total liabilities and capital as of June 30, 2010 and December 31, 2009, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of June 30, 2010 and December 31, 2009, our net unrealized market value losses were $277.9 million and $479.5 million, which, in accordance with GAAP, are not reflected in our financial position and operating results. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 17.0%, or $3.8 billion, to $18.5 billion, as of June 30, 2010, compared to December 31, 2009. This decline primarily resulted from maturities of $1.5 billion of JPMorgan Chase Bank, N.A. advances, prepayments of $1.2 billion in advances from our members, and generally lower advance activity across our membership.

Our advances balance has declined from its peak of $46.3 billion in September 2008 to its current level primarily because of the following:

•
Our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase & Co., which then transferred all outstanding advances and capital stock to JPMorgan Chase Bank, N.A., a non-member institution. As of June 30, 2010, approximately $650 million of the $15.7 billion in advances outstanding as of September 2008 remained outstanding with this non-member institution.
•
Member demand for advances declined, in part due to decreased loan demand, increased retail deposit levels, and members' focus on improving capital ratios and maintaining available liquidity.
•
Since the beginning of 2009, 23 members have been part of an FDIC- or National Credit Union Administration-facilitated merger, acquisition, or closure, reducing our membership and lending base.
•
Although there was increased volatility during the second quarter of 2010, the credit markets and availability of liquidity have generally improved, providing additional wholesale funding options to our members.

Because a large percentage of our advances is held by a limited number of borrowers, changes in this group's borrowing decisions have affected and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

As of June 30, 2010, our top five borrowers held 64.1% of the par value of our outstanding advances, with the top two borrowers holding 50.5% (Bank of America Oregon, N.A. with 39.1% and Washington Federal Savings and Loan with 11.4%) and the other three borrowers each holding less than 10%. As of June 30, 2010, the weighted average remaining term-to-maturity of the advances outstanding to these members was approximately 24 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted average remaining term to maturity advances outstanding to these members was approximately 20 months.

Although member demand generally was for short-term advances in the first half of 2010, the percentage of outstanding advances maturing in one year or less decreased to 37.6% as of June 30, 2010, from 56.1% as of December 31, 2009, and the balance of advances maturing between one and two years increased as of June 30, 2010 from December 31, 2009. Although the percentage of fixed interest-rate advances (including certain structured advances, i.e., advances that include optionality) as a portion of our total advance portfolio decreased slightly to 85.2% as of June 30, 2010, compared to 88.0% as of December 31, 2009, these high percentages reflect our members' continued preference for short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment, as well as the maturing of $1.5 billion in fixed interest-rate advances outstanding to JPMorgan Chase Bank, N.A. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month LIBOR).

The following table summarizes our advance portfolio by type as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Amount	Percent of Par Value	Amount	Percent of Par Value
(in thousands, except percentages)
Fixed	$15,390,335	85.2	$19,257,384	88.0
Variable	2,285,363	12.7	2,250,492	10.3
Floating-to-fixed convertible	370,000	2.1	370,000	1.7
Total par value	$18,045,698	100.0	$21,877,876	100.0

The total weighted-average interest rate on our advance portfolio declined to 2.23% as of June 30, 2010, from 2.47% as of December 31, 2009. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing). The very low prevailing market interest rates contributed to generally significantly lower yields on our advances across most terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,790,059	1.44	$12,268,149	1.75
Due after one year through two years	5,706,556	1.65	2,893,358	2.67
Due after two years through three years	1,470,810	2.96	1,850,076	3.03
Due after three years through four years	578,860	3.35	1,395,149	3.11
Due after four years through five years	525,036	3.24	293,629	3.73
Thereafter	2,974,377	4.37	3,177,515	4.35
Total par value	18,045,698	2.23	21,877,876	2.47
Commitment fees	(611)		(650)
Discount on AHP advances	(54)		(70)
Discount on advances	(2,602)		(5,840)
Hedging adjustments	424,473		385,710
Total	$18,466,904		$22,257,026

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Although many sources of wholesale funding generally continued to be more expensive than FHLBank advances during the second quarter of 2010, many of our members had less need for our advances as they, among other things, continued their efforts to reduce asset balances and experienced increases in retail customer deposits.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended
	June 30,
Advance Pricing	2010	2009
(in percentages)
Differential pricing	90.7	92.5
Daily market-based pricing	9.1	7.5
Auction pricing	0.2	0
Total	100.0	100.0

For additional information on advance pricing, see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and 2008—Financial Condition—Advances” in our 2009 annual report on Form 10-K.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2010 and December 31, 2009, we had $9.1 billion and $13.4 billion in total advances in excess of $1.0 billion per borrower outstanding to two and five borrowers.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. As of June 30, 2010 and December 31, 2009, the number of institutions on our internal credit watch list was approximately 49% and 45% of our membership, generally as a result of increases in their non-performing assets, declining profitability, the need for additional capital, and adverse economic conditions.

Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral, or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. As of June 30, 2010, 23% of our borrowers were on the physical possession collateral arrangement, representing approximately 23% of outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. So far in 2010, 15 of our member institutions have been closed by the FDIC. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC.

Borrowing capacity depends upon the type of collateral provided by a borrower, and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage to take into account market conditions. As of June 30, 2010 and December 31, 2009, we had rights to collateral (loans and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for certain members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral.

For additional information on advances, see Note 5 in ”Part I. Item 1. Financial Statements” in this report and “Part I. Item 1. Business—Our Business—Products and Services—Advances” in our 2009 annual report on Form 10-K.

Investments

We maintain portfolios of short- and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, certificates of deposit, and securities purchased under agreements to resell, while long-term investments generally include MBS, agency obligations, and TLGP securities (with maturities greater than one year). Investment levels generally depend upon our liquidity and leverage needs, including demand for our advances.

The following table summarizes the carrying value of our short- and long-term investments as of June 30, 2010 and December 31, 2009.

	As of	As of
Short- and Long-Term Investments	June 30, 2010	December 31, 2009
(in thousands)
Short-Term Investments
Federal funds sold	$3,922,237	$10,051,000
Certificates of deposit	1,721,000	2,903,000
Securities purchased under agreements to resell	6,250,000	3,500,000
Total short-term investments	11,893,237	16,454,000
Long-Term Investments
MBS	6,163,572	6,713,582
Other U.S. agency obligations	43,602	51,684
GSE obligations	4,015,289	593,380
State or local housing agency obligations	3,925	4,130
TLGP securities	3,599,513	—
Total long-term investments	13,825,901	7,362,776
Total investments	$25,719,138	$23,816,776

As of June 30, 2010, our short-term investments decreased by 27.7%, to $11.9 billion, from $16.5 billion, as of December 31, 2009. Our long-term investment portfolio increased by 87.8%, to $13.8 billion, as of June 30, 2010, from $7.4 billion, as of December 31, 2009. During the first six months of 2010, we shifted a significant portion of our investment portfolio from unsecured short-term instruments to secured and/or implicitly/explicitly U.S. government guaranteed short- or longer-term instruments. For example, we significantly reduced our unsecured short-term investments with domestic branches of foreign counterparties due to the recent credit volatility in Europe in favor of purchasing U.S. agency, GSE, and TLGP securities and securities purchased under agreements to resell. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand, the newly purchased longer-term securities may be used in short-term borrowing transactions as securities sold under agreements to repurchase. Further, we have classified the newly purchased longer-term securities as AFS, which allows us to sell the securities should the need arise. We expect that the size and compositions of our investment portfolios will fluctuate based on the Seattle Bank's liquidity, investment strategy, and leverage needs, as well as advance balances and market conditions.

Our MBS investments represented 215.1% and 235.6% of our regulatory capital as of June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, our MBS investments included $1.9 billion and $2.0 billion in Federal Home Loan Mortgage Corporation (Freddie Mac) MBS and $1.2 billion and $1.2 billion in Federal National Mortgage Association (Fannie Mae) MBS. As of June 30, 2010, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), totaled $4.0 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments.

On June 30, 2010, we transferred certain of our PLMBS with an unpaid principal balance of $221.1 million and a fair value of $120.7 million from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses for the three months ended June 30, 2010, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. The total OTTI loss previously recognized for the transferred securities was $117.6 million as of June 30, 2010.

Our investments in GSEs consist primarily of unsecured debt securities of Federal Farm Credit Bank (FFCB), Fannie Mae, and Freddie Mac. Our FFCB securities totaled $1.2 billion as of June 30, 2010, and we held no FFCB securities as of December 31, 2009. Freddie Mac securities totaled $2.5 billion and $192.2 million as of June 30, 2010 and December 31, 2009. Fannie Mae securities totaled $101.9 million as of December 31, 2009. We held no Fannie Mae securities as of June 30, 2010. During the first half of 2010, we purchased $3.6 billion in long-term TLGP securities, which are guaranteed by the FDIC.

Credit Risk

We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital or the issuer's total capital) or the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of June 30, 2010, our unsecured credit exposure was $13.4 billion, primarily consisting of $3.9 billion of federal funds sold, $1.7 billion in certificates of deposit, $1.2 billion in FFCB securities, $2.4 billion in Freddie Mac securities and $3.6 billion in TLGP securities. As of December 31, 2009, our unsecured credit exposure was $13.6 billion, primarily consisting of $10.1 billion of federal funds sold and $2.9 billion in certificates of deposit.

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

The following table summarizes the carrying value of our long-term investments and their credit ratings as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
Long-Term Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$4,045,985	$—	$—	$—	$—	$12,906	$4,058,891
State or local housing investments	—	3,925	—	—	—	—	3,925
Other	3,599,513	—	—	—	—	—	3,599,513
Residential MBS
Other U.S. agency	23,043	—	—	—	—	—	23,043
GSEs	3,039,951	—	—	—	—	—	3,039,951
PLMBS	913,245	71,343	32,488	170,153	1,913,349	—	3,100,578
Total long-term investment securities	$11,621,737	$75,268	$32,488	$170,153	$1,913,349	$12,906	$13,825,901

	As of June 30, 2010
Long-Term Investments Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
PLMBS	$116,653	$678,864	$984,692	$130,678	$2,462	$1,913,349
Total securities below investment grade	$116,653	$678,864	$984,692	$130,678	$2,462	$1,913,349

	As of December 31, 2009
Long-Term Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
U.S. agency obligations	$631,794	$—	$—	$—	$—	$13,270	$645,064
State or local housing investments	—	4,130	—	—	—	—	4,130
Residential MBS
Other U.S. agency	4,229	—	—	—	—	—	4,229
GSEs	3,198,679	—	—	—	—	—	3,198,679
PLMBS	1,400,219	83,280	45,748	174,020	1,807,407	—	3,510,674
Total long-term investment securities	$5,234,921	$87,410	$45,748	$174,020	$1,807,407	$13,270	$7,362,776

	As of December 31, 2009
Long-Term Investments Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
PLMBS	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407
Total securities below investment grade	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

 The following tables summarize the unpaid principal balance, amortized cost, carrying value, unrealized loss, and life-to-date credit loss of our PLMBS by credit rating and year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
PLMBS Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Credit Loss (1)	Weighted-Average Credit Enhancement (2)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$559,926	$558,078	$558,079	$(9,284)	$—	8.0
A
2004 and earlier	15,454	15,503	15,503	(332)	—	6.8
Total prime	575,380	573,581	573,582	(9,616)	—	7.9
Alt-A
AAA
2004 and earlier	351,850	351,219	351,219	(8,506)	—	6.5
2005	3,940	3,947	3,947	(894)	—	46.7
AA
2004 and earlier	39,640	39,705	39,705	(7,014)	—	13.6
2005	31,638	31,639	31,638	(11,621)	—	32.9
A
2004 and earlier	13,440	13,395	13,395	(1,133)	—	12.2
2005	1,453	1,454	1,454	(260)	—	11.8
BBB
2005	17,011	16,932	12,505	(5,554)	(87)	38.9
2008	157,649	157,649	157,648	(40,342)	—	35.4
BB
2004 and earlier	2,137	2,138	2,138	(331)	—	28.5
2006	31,802	31,497	16,893	(13,874)	(303)	41.1
2007	184,616	183,241	97,622	(85,619)	(1,342)	44.6
B
2005	83,877	83,205	76,753	(27,857)	(690)	30.3
2006	293,976	243,534	154,522	(89,012)	(52,160)	43.5
2007	431,167	374,634	273,671	(134,347)	(55,835)	41.4
2008	173,085	172,930	172,930	(67,203)	—	42.8
CCC
2005	101,795	90,041	63,368	(33,424)	(11,759)	33.6
2006	567,465	467,581	317,624	(157,716)	(99,926)	42.6
2007	713,087	607,974	387,374	(220,600)	(104,611)	31.2
2008	275,818	273,716	216,326	(83,564)	(2,206)	28.0
CC
2007	255,076	198,932	130,678	(68,254)	(55,194)	37.8
D
2005	5,783	4,098	2,462	(1,637)	(2,208)	—
Total Alt-A	3,736,305	3,349,461	2,523,872	(1,058,762)	(386,321)	34.2
Subprime
A
2004 and earlier	2,145	2,136	2,136	(1,116)	—	100.0
B
2004 and earlier	987	988	988	(255)	—	100.0
Total Subprime	3,132	3,124	3,124	(1,371)	—	100.0
Total PLMBS	$4,314,817	$3,926,166	$3,100,578	$(1,069,749)	$(386,321)	30.8

(1)	The credit loss represents life-to-date credit-related OTTI recognized in earnings.
(2)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

	As of December 31, 2009
PLMBS Ratings	Unpaid Principal Balance	Amortized Cost	Carrying Value	Unrealized Loss	Credit Loss (1)	Weighted-Average Credit Enhancement (2)
(in thousands, except percentages)
Prime
AAA
2004 and earlier	$712,186	$707,501	$707,501	$(20,795)	$—	7.6
A
2004 and earlier	25,307	25,377	25,377	(707)	—	5.9
Total prime	737,493	732,878	732,878	(21,502)	—	7.5
Alt-A
AAA
2004 and earlier	413,547	412,323	412,323	(21,582)	—	6.3
2005	4,312	4,319	4,319	(1,203)	—	46.6
2008	313,790	313,431	276,076	(101,990)	(55)	33.3
AA
2004 and earlier	42,310	42,383	42,383	(10,558)	—	13.7
2005	40,883	40,897	40,897	(20,860)	—	29.7
A
2004 and earlier	14,835	14,765	14,765	(2,267)	—	11.7
2005	6,913	6,704	3,342	(3,231)	(208)	31.5
BBB
2005	21,479	21,445	16,380	(9,537)	(30)	42.0
2006	44,768	44,768	44,768	(12,779)	—	54.9
2007	66,928	66,893	66,893	(33,534)	—	44.7
2008	74,213	73,058	45,980	(27,308)	(1,141)	40.3
BB
2004 and earlier	3,580	3,583	3,583	(892)	—	20.3
2005	48,494	48,249	40,786	(17,629)	(244)	22.9
2006	108,616	100,283	55,558	(43,647)	(8,267)	42.9
2007	388,424	361,466	264,073	(159,977)	(26,658)	42.2
2008	122,525	122,525	122,525	(36,882)	—	21.0
B
2005	30,147	30,177	30,177	(13,104)	—	45.1
2006	337,685	284,921	167,106	(117,814)	(53,183)	43.9
2007	191,339	170,753	131,310	(76,131)	(20,412)	41.9
2008	154,595	154,595	154,595	(76,844)	—	46.6
CCC
2005	100,555	90,878	56,481	(37,263)	(9,573)	36.4
2006	444,983	379,342	219,878	(159,464)	(65,092)	44.1
2007	797,711	693,501	441,678	(302,636)	(103,436)	30.8
CC
2007	223,765	193,754	115,512	(78,242)	(29,662)	44.8
C
2005	7,162	5,224	3,131	(2,093)	(1,914)	4.6
Total Alt-A	4,003,559	3,680,237	2,774,519	(1,367,467)	(319,875)	34.7
Subprime (2)
A
2004 and earlier	2,277	2,264	2,264	(1,204)	—	100.0
B
2004 and earlier	1,013	1,013	1,013	(260)	—	100.0
Total Subprime	3,290	3,277	3,277	(1,464)	—	100.0
Total PLMBS	$4,744,342	$4,416,392	$3,510,674	$(1,390,433)	$(319,875)	30.5

(1)	The credit loss represents life-to-date credit-related OTTI recognized in earnings.
(2)
The current weighted-average credit enhancement is the weighted average percent of par value of subordinated tranches and over-collateralization currently in place that will absorb losses before our investments incur a loss.

The prices of our PLMBS have generally increased since June 30, 2009, decreasing our unrealized losses by $320.7 million as of June 30, 2010 compared to the balance as of December 31, 2009. The following table summarizes the weighted average fair value of our PLMBS as a percentage of unpaid balance by year of issuance and type of underlying collateral as of June 30, 2010 and at each quarter-end since June 30, 2009.

	As of	As of	As of	As of	As of
Weighted Average Fair Value	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Prime - Year of Issuance
2004 and earlier	98%	97%	96%	96%	95%
Alt-A - Year of Issuance
2004 and earlier	96%	94%	92%	91%	87%
2005	61%	59%	55%	50%	44%
2006	54%	54%	51%	49%	41%
2007	54%	52%	50%	46%	38%
2008	68%	63%	63%	62%	53%
Total Alt-A	61%	60%	58%	55%	48%
Subprime - Year of Issuance
2004 and earlier	56%	56%	55%	54%	35%
Total PLMBS weighted-average percentage of fair value	66%	65%	64%	62%	56%

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance, unrealized losses, and fair values of our PLMBS by interest-rate type and underlying collateral as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
PLMBS by Interest-Rate Type	Unpaid Principal Balance	Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$467,629	$(2,097)	$463,751
Variable	107,751	(7,519)	100,214
Total prime	575,380	(9,616)	563,965
Alt-A
Fixed	107,242	473	107,512
Variable	3,629,063	(1,059,235)	2,183,187
Total Alt-A	3,736,305	(1,058,762)	2,290,699
Subprime
Variable	3,132	(1,371)	1,753
Total subprime	3,132	(1,371)	1,753
Total PLMBS	$4,314,817	$(1,069,749)	$2,856,417

	As of December 31, 2009
PLMBS by Interest-Rate Type	Unpaid Principal Balance	Unrealized Losses	Fair Value
(in thousands)
Prime
Fixed	$608,954	$(9,825)	$594,541
Variable	128,539	(11,677)	116,835
Total prime	737,493	(21,502)	711,376
Alt-A
Fixed	126,415	(1,094)	124,903
Variable	3,877,144	(1,366,373)	2,187,867
Total Alt-A	4,003,559	(1,367,467)	2,312,770
Subprime
Variable	3,290	(1,464)	1,813
Total subprime	3,290	(1,464)	1,813
Total PLMBS	$4,744,342	$(1,390,433)	$3,025,959

Other-Than-Temporary Impairment Assessment

We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such debt security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are OTTI.

Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of June 30, 2010.

The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning with the second quarter of 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of the Seattle Bank's quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.

The process for analyzing credit losses and determining OTTI for our PLMBS is detailed in Note 4 in "Part I. Item 1. Financial Statements" in this report.

Because of increased actual and/or forecast credit deterioration as of June 30, 2010, additional OTTI credit losses were recorded in the second quarter of 2010 on 35 securities identified as OTTI in prior reporting periods. We also recognized an OTTI charge on two additional PLMBS in the second quarter of 2010. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$1,342	$85,619	$86,961	$3,798	$131,465	$135,263
PLMBS identified as OTTI in prior periods	45,464	(44,443)	1,021	62,648	(52,675)	9,973
Total	$46,806	$41,176	$87,982	$66,446	$78,790	$145,236

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$7,293	$249,502	$256,795	$74,874	$1,004,211	$1,079,085
PLMBS identified as OTTI in prior periods	54,458	(51,254)	3,204	58,545	17,564	76,109
Total	$61,751	$198,248	$259,999	$133,419	$1,021,775	$1,155,194

Credit-related OTTI charges are recorded in current period earnings on the statement of operations and non-credit losses are recorded on the statement of condition within accumulated other comprehensive loss. Certain of our current-period credit losses were related to previously other-than-temporarily securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of accumulated other comprehensive loss and charged to earnings for the three and six months ended June 30, 2010. Accumulated other comprehensive loss was also impacted by non-credit losses on newly other-than-temporarily securities, transfers of certain other-than-temporarily HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. Accumulated other comprehensive loss decreased by $85.7 million for the six months ended June 30, 2010 and increased by $1.2 billion for the same period in 2009. See Note 9 in "Part I. Item 1. Financial Statements" in this report for a tabular presentation of accumulated other comprehensive loss for the six months ended June 30, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended June 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for the Three Months Ended June 30, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A
2008	10.2	10.2-10.2	48.9	48.9-48.9	45.8	45.8-45.8	40.1	40.1-40.1
2007	7.2	4.7-13.8	79.0	35.4-89.5	53.4	45.6-61.1	37.8	7.3-44.9
2006	5.4	4.6-6.7	86.6	76.9-89.8	54.7	50.4-63.6	42.6	36.8-47.6
2005	8.3	7.3-10.6	72.8	56.4-79.4	49.9	42.7-56.7	30.9	0-50.4
Total	6.8	4.6-13.8	80.3	35.4-89.8	53.4	42.7-63.6	39.1	0-50.4

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following tables summarize key information as of June 30, 2010 and December 31, 2009 for the 43 PLMBS on which we have recorded OTTI charges life to date (i.e. impaired as of or prior to June 30, 2010 or December 31, 2009).

	As of June 30, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
(in thousands)
Alt-A PLMBS (2)	$400,552	$396,216	$230,300	$237,641	$2,246,178	$1,864,402	$1,204,730
Total OTTI PLMBS	$400,552	$396,216	$230,300	$237,641	$2,246,178	$1,864,402	$1,204,730

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost	Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which average approximately 18 years as of June 30, 2010. Through June 30, 2010, only one of the securities we own has suffered an actual cash loss, in the amount of $547,000.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 4 of "Part I. Item 1. Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario. The more stressful scenario is based on a housing price forecast that is five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines are projected to range from 5% to 17% over the next three to nine months beginning on April 1, 2010. Thereafter, home prices are projected to increase 0% in the first year, 1% in the second year, 2% in the third and fourth years, and 3% in each subsequent year. The following table represents the impact to credit-related OTTI for the three months ended June 30, 2010 in a housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded, using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of June 30, 2010
	Actual Results - Base-Case HPI Scenario			Pro-forma Results - Adverse HPI Scenario
PLMBS	Impaired Securities	Unpaid Principal Balance	Q2 2010 OTTI related to credit loss	Impaired Securities	Unpaid Principal Balance	Q2 2010 OTTI related to credit loss
(in thousands, except number of securities)
Alt-A *	37	$2,244,039	$46,806	45	$2,808,399	$202,634

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $3.6 billion and $3.9 billion in conventional mortgage loans and $160.7 million and $173.0 million in government-insured mortgage loans as of June 30, 2010 and December 31, 2009. The decrease for the six months ended June 30, 2010 was due to our receipt of $337.9 million in principal payments. As a result of our decision in 2005 to exit the Mortgage Purchase Program (MPP), we ceased entering into new master commitment contracts and terminated all open contracts.

As of June 30, 2010 and December 31, 2009, approximately 88% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 12 in "Part I. Item 1. Financial Statements" in this report.

The following table summarizes the activity and other information related to our mortgage loan portfolio as of June 30, 2010 and December 31, 2009.

	As of	As of
Mortgage Loan Portfolio Activity	June 30, 2010	December 31, 2009
(in thousands, except percentages and FICO * scores)
Mortgage loan par balance at beginning of the year	$4,100,008	$5,077,841
Mortgage loans transferred to real-estate owned	(2,014)	(2,644)
Maturities and principal amount recovered	(337,941)	(975,189)
Mortgage loan par balance at period end	3,760,053	4,100,008
Mortgage loan net premium balance at beginning of the year	6,840	9,482
Net premium on loans transferred to real estate owned	(1)	(15)
Net premium recovery from repurchases	1	(7)
Net premium amortization	(4,762)	(2,647)
Mortgage loan net premium balance at period end	2,078	6,813
Mortgage loans held for portfolio	3,762,131	4,106,821
Less: allowance for credit losses	1,794	626
Mortgage loans held for portfolio, net of allowance for credit losses	$3,760,337	$4,106,195

Premium balance as a percent of mortgage loan par amounts	0.06%	0.17%
Average FICO score* at origination	745	746
Average loan-to-value ratio at origination	64.35%	64.32%

*	The FICO® score is a standardized, statistical credit score used as an indicator of borrower credit risk.

Credit Risk

As of June 30, 2010, we have not experienced a credit loss for which we were not reimbursed from the lender risk accounts (LRA) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a part of our second quarter 2010 analysis, we increased the loss severity assumptions on our prime collateral, which resulted in an increase in our required allowance as of June 30, 2010. We recorded a provision for credit losses of $1.6 million and $1.2 million for the three and six months ended June 30, 2010, compared to $257,000 for both of the same periods in 2009. Our allowance for credit losses totaled $1.8 million and $626,000 as of June 30, 2010 and December 31, 2009.

The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to "AA-," and we are continuing to explore alternatives to do so.

The following table presents our delinquent mortgage loans, including mortgage loans in foreclosure, as a percentage of par, as of June 30, 2010 and December 31, 2009.

	As of	As of
Mortgage Loans Delinquent or in Foreclosure	June 30, 2010	December 31, 2009
(in percentages)
Conventional mortgage loan delinquencies - 30-59 days	0.7%	0.9%
Conventional mortgage loan delinquencies - 60-89 days	0.3%	0.3%
Conventional mortgage loan delinquencies - Greater than 90 days	0.8%	0.6%
Conventional mortgage loan foreclosures	0.2%	0.3%

Government-insured mortgage loan delinquencies - 30-59 days	11.1%	11.3%
Government-insured mortgage loan delinquencies - 60-89 days	4.6%	6.0%
Government-insured mortgage loan delinquencies - Greater than 90 days	19.4%	20.4%
Government-insured mortgage loan foreclosures	None	None

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio, as well as national averages. This is primarily due to the relative impact of individual mortgage delinquencies on our outstanding balance of government-insured mortgage loans (fewer than 1,600 of these mortgage loans outstanding) as of June 30, 2010. We rely on Federal Housing Administration insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.

As of June 30, 2010 and December 31, 2009, we had 41 and 27 conventional mortgage loans totaling $7.6 million and $5.4 million on nonaccrual status and no individual mortgage loans classified as impaired. Mortgage loans, other than those evaluated in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2010 and December 31, 2009, 11 and 14 mortgage loans totaling $1.4 million and $1.7 million were classified as real estate owned and recorded in other assets.

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

We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of June 30, 2010 and December 31, 2009, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $12.3 million and $3.6 million and derivative liabilities of $213.7 million and $300.0 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of our outstanding interest-rate exchange agreements and our entry into new agreements during the first half of 2010.

The following tables summarize the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of June 30, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$35,363,149	$274,650	$485,473
Interest-rate caps or floors	20,000	298	—
Total derivatives designated as hedging instruments	35,383,149	274,948	485,473
Derivatives not designated as hedging instruments
Interest-rate swaps	508,200	6,552	2,978
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	708,200	6,552	2,978
Total derivatives before netting and collateral adjustments	$36,091,349	281,500	488,451
Netting adjustments *		(245,607)	(245,607)
Cash collateral and related accrued interest		(23,603)	(29,127)
Total netting and collateral adjustments		(269,210)	(274,734)
Derivative assets and derivative liabilities as reported on the statement of condition		$12,290	$213,717

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4	—
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47	—
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments	$39,379,245	240,000	587,519
Netting adjustments *		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Total netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The notional amount of interest-rate exchange agreements hedging advances using short-cut hedge accounting decreased to $4.1 billion as of June 30, 2010, from $5.7 billion, as of December 31, 2009, primarily as a result of the maturing of hedged advances since December 31, 2009. We expect the amount of short-cut hedged advances to continue to decline as we have discontinued the use of the short-cut hedge accounting designation on new advance hedging relationships. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $7.2 billion as of June 30, 2010, from $9.5 billion, as of December 31, 2009, primarily due to decreased issuances of bullet consolidated obligations and increased step-up interest-rate consolidated obligation bond issuances during 2010.

Credit Risk

We are exposed to credit risk on our interest-rate exchange agreements, primarily because of potential counterparty nonperformance. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of our risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.

We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $35.9 million and $11.9 million, including $23.0 million and $6.2 million of net accrued interest receivable. We held cash collateral of $23.6 million and $8.3 million from our counterparties for net credit risk exposures of $12.3 million and $3.6 million as of June 30, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of June 30, 2010 or December 31, 2009. We do not include the fair value of securities collateral from our counterparties in our derivative asset or liability balances. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of June 30, 2010, the FHLBank System's consolidated obligations were rated “Aaa/P-1” by Moody's and “AAA/A-1+” by S&P. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2010 was $242.8 million, for which we posted collateral of $29.1 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $107.1 million of additional collateral to our derivative counterparties as of June 30, 2010.

Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$10,969,762	$—	$—		$—
AA-	5,530,560	1,788	—		1,788
A+	16,892,358	34,105	23,603	(1)	10,502
A	2,698,669	—	—		—
Total	$36,091,349	$35,893	$23,603		$12,290

	As of December 31, 2009
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,630,443	$—	$—		$—
AA-	6,360,387	—	—		—
A+	20,346,569	8,592	8,282	(2)	310
A	3,041,846	3,339	—		3,339
Total	$39,379,245	$11,931	$8,282		$3,649

(1)	Cash collateral of $23.6 million held as of June 30, 2010 is included in our derivative asset balance.
(2)	Cash collateral of $8.3 million held as of December 31, 2009 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality and have collateral agreements in place with each counterparty. As of both June 30, 2010 and December 31, 2009, 13 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of June 30, 2010 and December 31, 2009, 45.7% and 40.6% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.

In 2008, as a result of the bankruptcy of LBHI, we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. In June 2010, as a result of negotiations with the bankruptcy administrator for LBSF and market indications of sales of Lehman receivables to third parties, we reduced our allowance for credit losses on receivables by $3.9 million.

See “—Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009—Other (Loss) Income” in this report for additional information.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, a variety of other funding sources such as our member deposits and our non-PLMBS securities classified as AFS investments. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. On July 2, 2010, S&P affirmed the Seattle Bank's “AA+/A-1” counterparty credit rating and revised the Seattle Bank's outlook to negative. The Seattle Bank is rated “Aaa” by Moody's. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System's long-term and short-term consolidated obligations “AAA/A-1+” and Moody's rates them “Aaa/P-1.” For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2009 annual report on Form 10-K.

The following table summarizes the carrying value of our consolidated obligations by type as of June 30, 2010 and December 31, 2009.

	As of	As of
Consolidated Obligations	June 30, 2010	December 31, 2009
(in thousands)
Discount notes	$11,359,284	$18,501,642
Bonds	33,933,303	29,762,229
Total	$45,292,587	$48,263,871

Consolidated Obligation Discount Notes

Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 38.6%, to a par amount of $11.4 billion as of June 30, 2010, from $18.5 billion as of December 31, 2009. In the first half of 2010, our purchase of $7.1 billion in longer-term U.S. agency, GSE, and TLGP securities significantly reduced our relative requirements for consolidated obligation discount notes as these purchases were primarily funded with consolidated obligation bonds. During 2009, we primarily invested in overnight or short-term instruments funded with similar term consolidated obligation discount notes.

Consolidated Obligation Bonds

Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased 13.4% to a par amount of $33.6 billion as of June 30, 2010, from $29.7 billion, as of December 31, 2009. As previously noted, we purchased $7.1 billion of long-term investments funded with consolidated obligation bonds during the first half of 2010. Although we were the primary obligor on $5.8 billion in new step-up consolidated obligation bonds during the first half of 2010, opportunities to issue favorably priced structured funding (consolidated obligation bonds with options issued in tandem with interest-rate swaps with offsetting options) were generally more limited in 2010 than in 2009. However, issuances of consolidated obligation bonds on our behalf increased to $24.0 billion for the six months ended June 30, 2010, from $15.0 billion for the same period in 2009. The following table summarizes our consolidated obligation bonds by interest-rate type as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$24,752,065	73.5	$23,772,365	80.1
Step-up	4,496,000	13.4	4,160,000	14.0
Variable	4,000,000	11.9	1,569,000	5.3
Capped variable	200,000	0.6	—	—
Range	201,000	0.6	177,000	0.6
Total par value	$33,649,065	100.0	$29,678,365	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) increased by $3.0 billion, to $8.9 billion, as of June 30, 2010 from December 31, 2009, primarily due to favorable execution costs for these types of instruments during certain periods in 2010. The interest rates on these consolidated obligation bonds are generally based on LIBOR.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,764,745	1.00	$11,264,000	1.12
Due after one year through two years	7,849,550	1.23	3,656,595	1.81
Due after two years through three years	4,014,000	2.18	4,894,000	2.55
Due after three years through four years	3,013,000	3.21	2,772,000	3.10
Due after four years through five years	2,099,500	2.99	2,297,500	3.74
Thereafter	4,908,270	4.72	4,794,270	5.01
Total par value	33,649,065	2.06	29,678,365	2.46
Premiums	10,249		11,388
Discounts	(22,984)		(25,095)
Hedging adjustments	296,973		97,571
Total	$33,933,303		$29,762,229

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

With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.

Our callable consolidated obligation bonds outstanding increased by $3.5 billion, to $14.4 billion, as of June 30, 2010, compared to December 31, 2009. Additionally, the proportion of callable bonds to total consolidated obligation bonds significantly increased for the six months ended June 30, 2010, to 42.9%, compared to 20.6% for the same period in 2009. This was primarily due to the increase in callable step-up and range consolidated obligation bonds used in our structured funding during the first half of 2010 and the second half of 2009.

During the six months ended June 30, 2010 and 2009, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called and extinguished during the six months ended June 30, 2010 and 2009 totaled $12.2 billion and $6.3 billion. See “—Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and as a result, these balances fluctuate. Deposits increased by $3.2 million, to $343.0 million as of June 30, 2010, compared to $339.8 million as of December 31, 2009. Demand deposits comprised the largest percentage of deposits, representing 95.0% and 77.4% of deposits as of June 30, 2010 and December 31, 2009. Our deposits balance generally has declined since 2008, in part due to Federal Reserve deposit programs that offered higher interest rates than our programs. Deposit levels generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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

Capital Resources

Our total capital increased by $94.9 million, to $1.1 billion, as of June 30, 2010 from December 31, 2009. This increase was primarily driven by improvements in the fair value of our AFS securities and by our net income of $14.3 million for the six months ended June 30, 2010.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance
June 30, 2010	$158,865	$2,638,844
December 31, 2009	$158,864	$2,637,330

(1)
On May 12, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board of Directors (Board) suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which, unlike Class A capital stock, is included in the Seattle Bank's permanent capital.

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional membership stock as a result of our annual membership stock recalculation. These transfers, which primarily occurred in May 2010, were transacted at par value of $100 per share and totaled $2.5 million.

The following table presents purchase, transfer, and redemption request activity for Class A and B capital stock (excluding mandatorily redeemable capital stock) for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended June 30,
	2010		2009
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases	—	—	—	3,873
Existing member capital stock purchases	—	1,514	19,535	4,571
Total capital stock purchases	—	1,514	19,535	8,444
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	2,486	—	381
Cancellation of membership withdrawal requests	1	660	—	79
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	—	(1,740)	(2,253)	(3,911)
Redemption requests past redemption date	—	(7,984)	—	—
Net transfers from (to) mandatorily redeemable capital stock	1	(6,578)	(2,253)	(3,451)
Balance, end of period	$132,519	$1,712,085	$135,135	$1,735,280

During the six months ended June 30, 2010 and 2009, one and three Seattle Bank members requested redemptions totaling $806,000 and $4.2 million of Class B capital stock and two and four Seattle Bank members requested redemptions totaling $698,000 and $2.6 million of Class A capital stock. The following table shows the amount of outstanding Class A and Class B capital stock redemption requests by year of scheduled redemption as of June 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

	As of June 30, 2010		As of December 31, 2009
Class A and Class B Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$698	$61,122	$—	$65,163
One year through two years	—	71,702	—	11,482
Two years through three years	—	30,346	—	67,511
Three years through four years	—	22,922	—	45,897
Four years through five years	—	21,113	—	24,331
Total	$698	$207,205	$—	$214,384

As of June 30, 2010 and December 31, 2009, we had $926.8 million and $920.2 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of both June 30, 2010 and December 31, 2009 we had $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured; therefore, actual excess stock may vary from amounts listed in the table below. Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. Because of our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009 which resulted in our undercapitalized classification, we have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009. Such restriction from redeeming or repurchasing capital stock without Finance Agency approval remains in effect.

	As of June 30, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$26,346	$127,457	$26,346	$62,302
Less than one year	—	3,439	—	59,332
One year through two years	—	14,185	—	2,994
Two years through three years	—	147	—	13,544
Three years through four years	—	759,082	—	757,648
Four years through five years	—	22,449	—	24,361
Total	$26,346	$926,759	$26,346	$920,181

The number of shareholders with mandatorily redeemable capital stock was 49 and 34 as of June 30, 2010 and December 31, 2009. The amounts in the table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a non-Seattle Bank member shareholder as a result of its acquisition by a non-member institution. These tables also include the reclassification of $18.5 million of Merrill Lynch Bank USA's Class B capital stock as a result of its acquisition by Bank of America, N.A. (BANA).

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $67.2 million as of June 30, 2010, compared to $52.9 million as of December 31, 2009.

Dividends

 As a result of our undercapitalized classification, we are currently unable to declare or pay dividends without approval of the Finance Agency. In addition, Board-approved dividend policy limitations restrict the payment of dividends unless certain market value and retained earnings targets are met. There can be no assurance of when or if our Board will declare dividends in the future. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—-Dividends and Retained Earnings" in our 2009 annual report on Form 10-K.

Retained Earnings

We reported retained earnings of $67.2 million as of June 30, 2010, an increase of $14.3 million from $52.9 million as of December 31, 2009, due to our net income for the six months ended June 30, 2010. Under our retained earnings policy, in April 2010, the Board approved a retained earnings target of $290 million.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss was $823.2 million as of June 30, 2010, compared to $908.8 million as of December 31, 2009. See Note 9 in "Part I. Item 1. Financial Statements" in this report for a tabular presentation of accumulated other comprehensive loss for the six months ended June 30, 2010 and 2009.

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of June 30, 2010 and December 31, 2009. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.

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

The following table presents our permanent capital and risk-based capital requirements as of June 30, 2010 and December 31, 2009.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	June 30, 2010	December 31, 2009
(in thousands)
Permanent Capital
Class B capital stock	$1,712,085	$1,717,149
Mandatorily redeemable Class B capital stock	926,759	920,181
Retained earnings	67,165	52,897
Permanent capital	$2,706,009	$2,690,227
Risk-Based Capital Requirement
Credit risk	$705,552	$565,293
Market risk	851,588	1,095,086
Operations risk	467,142	498,114
Risk-based capital requirement	$2,024,282	$2,158,493
Risk-based capital surplus	$681,727	$531,734

The decrease in our risk-based capital requirement as of June 30, 2010, compared to December 31, 2009, primarily reflected the decreased market-risk component, which declined as a result of improved market values on our PLMBS. This decrease was partially offset by an increase in the credit-risk component of our risk-based capital requirement, which is determined by assigning risk-adjusted weightings based on asset type. As a result of credit rating downgrades on some of our PLMBS during the first half of 2010, our credit-risk component increased as of June 30, 2010, compared to December 31, 2009. The operations-risk requirement decreased slightly because it is calculated as a percentage of the sum of the credit- and market-risk components. We expect that our risk-based capital requirement will fluctuate with market conditions; however, we have reported risk-based capital surpluses since September 2009.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of June 30, 2010, our regulatory capital-to-assets ratio was 5.96%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target at least through the end of 2010.

The following table presents our regulatory capital-to-assets ratios as of June 30, 2010 and December 31, 2009.

	As of	As of
Regulatory Capital-to-Assets Ratios	June 30, 2010	December 31, 2009
(in thousands, except percentages)
Minimum regulatory capital	$1,924,144	$2,043,779
Total regulatory capital	2,864,874	2,849,091
Regulatory capital-to-assets ratio	5.96%	5.58%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of June 30, 2010 from December 31, 2009.

The following table presents our leverage capital ratios as of June 30, 2010 and December 31, 2009.

	As of	As of
Leverage Capital Ratios	June 30, 2010	December 31, 2009
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,405,180	$2,554,724
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,217,879	4,194,205
Leverage capital ratio	8.77%	8.21%

Capital Classification

As further discussed in our 2009 annual report on Form 10-K, in July 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The PCA provisions established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are deemed not to be adequately capitalized. The Finance Agency determines each FHLBank's capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009. The Finance Agency determined that it was unable to approve our plan and required us to submit a new plan by October 31, 2009. We subsequently requested and received an extension to prepare a revised capital restoration plan. Our revised capital restoration plan was submitted on December 5, 2009 and then deemed complete, but not approved, by the Finance Agency. On February 26, 2010, the Finance Agency notified us that it was extending the time it wanted to review the plan by 30 days, as allowed by regulation. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying the steps we would take with the goal of resuming repurchases and redemptions of member capital stock. We expect to submit the business plan in mid-August 2010. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented.

Although we have met all of our regulatory capital requirements (including our risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, most recently by letter dated June 28, 2010, in which the Finance Agency gave as its reason that the value of property underlying the mortgages we own has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on our asset growth, and our need to obtain Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized unless the Finance Agency determines otherwise.

See "Part II. Item 1A. Risk Factors" in this report and “Part I. Item 1. Business—Regulations—Capital Status Requirements” in our 2009 annual report on Form 10-K for additional information.

Liquidity

We are required to maintain liquidity in accordance with federal laws and regulations, and policies established by our Board. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members' credit and liquidity needs, while complying with regulatory requirements and Board-established policies. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future normal operating financial commitments.

Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, non-PLMBS securities classified as AFS, and capital are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies as needed. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of June 30, 2010 and December 31, 2009.

We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective in March 2009, formalizing its previous request for increases in liquidity of FHLBanks during the fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, in an amount at least equal to an FHLBank's anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank's protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Since the fourth quarter of 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency's liquidity guidance and ensure adequate liquidity availability for member advances.

As of June 30, 2010 and December 31, 2009, we were in compliance with all federal laws and regulations and policies established by our Board relating to liquidity.

For additional information on our statutory liquidity requirements, see “Part I. Item 1—Business—Liquidity Requirements” in our 2009 annual report on Form 10-K.

Contractual Obligations and Other Commitments

The following table presents our contractual obligations and commitments as of June 30, 2010.

	As of June 30, 2010
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Member term deposits	$17,301	$—	$—	$—	$17,301
Consolidated obligation bonds (at par) *	11,764,745	11,863,550	5,112,500	4,908,270	33,649,065
Derivative liabilities	213,717	—	—	—	213,717
Mandatorily redeemable capital stock	157,242	14,332	781,531	—	953,105
Operating leases	3,224	6,177	15	—	9,416
Total contractual obligations	$12,156,229	$11,884,059	$5,894,046	$4,908,270	$34,842,604
Other Commitments
Commitments for additional advances	$4,400	$—	$—	$—	$4,400
Standby letters of credit	605,558	346,043	—	—	951,601
Standby bond purchase agreements	46,255	—	—	—	46,255
Unused lines of credit and other commitments	—	50,000	—	—	50,000
Total other commitments	$656,213	$396,043	$—	$—	$1,052,256

*	Does not include interest payments on consolidated obligation bonds or discount notes and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of June 30, 2010, we had $1.1 billion in unsettled agreements to issue consolidated obligation bonds and $609.7 million in unsettled agreements to enter into consolidated obligation discount notes. We had unsettled interest-exchange agreements with a notional amount of $670.0 million as of June 30, 2010.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

The Seattle Bank recorded net income of $8.2 million and $14.3 million for the three and six months ended June 30, 2010, an increase of $42.5 million and $64.8 million from net losses of $34.3 million and $50.5 million for the same periods in 2009. The improvements in net income were primarily due to net gains of $23.1 million and $27.1 million, including an $11.6 million positive effect from a change in estimate for derivative instrument valuations, on our derivatives and hedging activities for the three and six months ended June 30, 2010, compared to net losses of $8.0 million and $11.0 million for the same periods in 2009. Our results of operations for the three and six months ended June 30, 2010 were also favorably impacted by advance prepayment fees of $10.3 million and $12.9 million, compared to $1.6 million and $5.6 million for the same periods in 2009, improved debt funding costs, which resulted from a widening of the spread between LIBOR and our cost of funds during the second quarter of 2010, and a reduction in our allowance for credit losses on receivables (established in 2008 as a result of the bankruptcy of LBHI) of $3.9 million. Our results of operations for the three and six months ended June 30, 2010 were negatively impacted by additional OTTI credit losses recorded in earnings; however, these amounts were significantly lower than those recorded in the same periods in 2009. We recorded $46.8 million and $66.4 million in additional OTTI credit losses on our PLMBS for the three and six months ended June 30, 2010, compared to $61.8 million and $133.4 million for the same periods in 2009.

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

Our earnings from capital, which historically have been primarily generated from short-term investments, continued to be adversely impacted by the prevailing very low interest-rate environment. (In the second quarter of 2010, we shifted a significant portion of our invested capital to longer-term investments.) The lower prevailing interest rates during 2010 and 2009 also significantly impacted our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios, where yields declined significantly for the three and six months ended June 30, 2010 from the previous periods. During the second quarter of 2010, spreads on our consolidated obligation bonds and discount notes compared to LIBOR significantly improved from those experienced during the first quarter of 2010 and during much of 2009, contributing to lower debt funding costs and improved spread income. Yields on our short-term investments generally remained at or near the federal funds effective rate. Although the combination of these factors contributed to a higher net interest spread and a higher net interest margin for the three months ended June 30, 2010, net interest spread and net interest margin declined for the six months ended June 30, 2010, compared to the same periods in 2009.

The following table summarizes the various interest-rate indices that impacted the Seattle Bank's interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2010 and 2009 and the ending rates as of June 30, 2010 and December 31, 2009.

	Average Rate				Ending Rate
	For the Three Months Ended		For the Six Months Ended		As of	As of
Market Instrument	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	December 31, 2009
(in percentages)
Federal funds effective/target rate	0.19	0.18	0.16	0.18	0.09	0.05
3-month Treasury bill	0.14	0.16	0.12	0.18	0.17	0.05
3-month LIBOR	0.44	0.84	0.35	1.05	0.53	0.25
2-year U.S. Treasury note	0.85	1.00	0.88	0.94	0.60	1.14
5-year U.S. Treasury note	2.24	2.22	2.32	1.99	1.77	2.68
10-year U.S. Treasury note	3.47	3.30	3.59	3.00	2.93	3.84

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2010 and 2009. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$19,548,326	$53,973	1.11	$29,977,059	$110,904	1.48
Mortgage loans held for portfolio	3,846,060	46,758	4.88	4,749,053	63,777	5.39
Investments *	28,515,159	57,642	0.81	18,701,044	47,493	1.02
Other interest-earning assets	33,960	18	0.20	254,860	152	0.24
Total interest-earning assets	51,943,505	158,391	1.22	53,682,016	222,326	1.67
Other assets	(573,727)			(866,941)
Total assets	$51,369,778			$52,815,075
Interest-Bearing Liabilities
Consolidated obligations	$48,057,734	108,428	0.90	$49,593,515	174,001	1.41
Deposits	322,458	60	0.07	660,804	246	0.15
Mandatorily redeemable capital stock	950,756	—	—	922,406	—	—
Other borrowings	230	—	—	669	—	—
Total interest-bearing liabilities	49,331,178	108,488	0.88	51,177,394	174,247	1.37
Other liabilities	915,741			624,503
Capital	1,122,859			1,013,178
Total liabilities and capital	$51,369,778			$52,815,075
Net interest income		$49,903			$48,079

Interest-rate spread		$41,938	0.34		$37,706	0.30
Earnings from capital		7,965	0.05		10,373	0.03
Net interest margin		$49,903	0.39		$48,079	0.33

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets
Advances	$20,391,327	$102,711	1.02	$33,320,963	$290,137	1.76
Mortgage loans held for portfolio	3,928,748	96,391	4.95	4,881,993	127,417	5.26
Investments *	27,626,497	107,435	0.78	18,537,067	119,825	1.30
Other interest-earning assets	42,559	35	0.16	154,925	179	0.23
Total interest-earning assets	51,989,131	306,572	1.19	56,894,948	537,558	1.91
Other assets	(613,216)			(452,534)
Total assets	$51,375,915			$56,442,414
Interest-Bearing Liabilities
Consolidated obligations	$48,162,841	215,054	0.90	$52,820,207	414,388	1.58
Deposits	330,969	105	0.06	647,442	727	0.23
Mandatorily redeemable capital stock	948,911	—	—	920,902	—	—
Other borrowings	176	—	—	1,781	—	—
Total interest-bearing liabilities	49,442,897	215,159	0.88	54,390,332	415,115	1.54
Other liabilities	846,010			644,594
Capital	1,087,008			1,407,488
Total liabilities and capital	$51,375,915			$56,442,414
Net interest income		$91,413			$122,443

Interest-rate spread		$76,399	0.31		$98,779	0.37
Earnings from capital		15,014	0.05		23,664	0.05
Net interest margin		$91,413	0.36		$122,443	0.42

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.

For the three and six months ended June 30, 2010, our average assets declined, compared to the same periods in 2009, primarily as a result of maturing advances (particularly those of JPMorgan Chase Bank, N.A.), advance prepayments, and generally lower advance demand across our membership. Our average investment balance significantly increased both in total and as a percentage of our total average assets for the three and six months ended June 30, 2010, compared to the previous periods in 2009, due to the increase in average investments and the decline in average advances. The reductions in mortgage loans held for portfolio reflected average principal paydowns because we have not purchased any mortgage loans since 2006.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2010 v. 2009 Increase (Decrease)			2010 v. 2009 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income
Advances	$(32,922)	$(24,009)	$(56,931)	$(89,837)	$(97,589)	$(187,426)
Investments	34,762	(24,613)	10,149	45,840	(58,230)	(12,390)
Mortgage loans held for portfolio	(11,360)	(5,659)	(17,019)	(23,738)	(7,288)	(31,026)
Other loans	(119)	(15)	(134)	(103)	(41)	(144)
Total interest income	(9,639)	(54,296)	(63,935)	(67,838)	(163,148)	(230,986)
Interest Expense
Consolidated obligations	(5,235)	(60,338)	(65,573)	(33,864)	(165,470)	(199,334)
Deposits	(94)	(92)	(186)	(252)	(370)	(622)
Total interest expense	(5,329)	(60,430)	(65,759)	(34,116)	(165,840)	(199,956)
Change in net interest income	$(4,310)	$6,134	$1,824	$(33,722)	$2,692	$(31,030)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three and six months ended June 30, 2010, compared to the same periods in 2009, because of significantly lower average interest rates earned on our average assets and incurred on our average liabilities. Further, the large decrease in our average advances balance and the decrease in the average balance of our mortgage loans held for portfolio, although partially offset by an increased average investments balance, led to decreased net interest income.

Interest Income

The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$43,634	$109,259	(60.1)	$89,765	$284,504	(68.4)
Prepayment fees on advances, net	10,339	1,645	528.5	12,946	5,633	129.8
Subtotal	53,973	110,904	(51.3)	102,711	290,137	(64.6)
Investments	57,659	47,645	21.0	107,469	120,004	(10.4)
Mortgage loans held for portfolio	46,758	63,777	(26.7)	96,391	127,417	(24.3)
Loans to other FHLBanks	1	—	N/A	1	—	N/A
Total interest income	$158,391	$222,326	(28.8)	$306,572	$537,558	(43.0)

Interest income decreased significantly for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to significant decreases in advance and mortgage loan volumes and yields on advances, investments, and mortgage loans, partially offset by increases in average investment volume.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 60.1% and 68.4% for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to significant declines in average yields and average balances. Our average advance balance decreased by $10.4 billion and $12.9 billion, to $19.5 billion and $20.4 billion, representing a 34.8% and 38.8% decline for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to advance maturities (particularly those of JPMorgan Chase Bank, N.A.), advance prepayments, and generally lower advance demand across our membership.

For the three and six months ended June 30, 2010, new advances totaled $9.2 billion and $16.1 billion and maturing advances totaled $10.7 billion and $19.9 billion, which were significantly lower than in the same periods in 2009. Advance activity for the three and six months ended June 30, 2009 included new advances totaling $11.9 billion and $33.0 billion and maturing advances totaling $15.4 billion and $41.5 billion. The average yield on advances, including prepayment fees on advances, decreased by 37 and 74 basis points to 1.11% and 1.02% for the three and six months ended June 30, 2010, compared to the same periods in 2009. These decreases were primarily due to the maturity of higher yielding advances between June 30, 2010 and June 30, 2009 and the significant proportion of short-term advances to our total average advance balances.

A significant percentage of our advances is still concentrated with a few large members. Changes in this group's borrowing decisions have affected and still can significantly affect the amount of our total advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See “—Financial Condition—Advances” for additional information.

Prepayment Fees on Advances

For the three and six months ended June 30, 2010, we recorded net prepayment fee income of $10.3 million and $12.9 million, primarily resulting from fees charged to borrowers that prepaid $952.9 million and $1.2 billion in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances. Borrowers prepaid $159.8 million and $3.4 billion in advances for the three and six months ended June 30, 2009, resulting in net prepayment fee income of $1.6 million and $5.6 million.

Investments

Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 21.0% for the three months ended June 30, 2010 and decreased by 10.4% for the six months ended June 30, 2010, compared to the same periods in 2009. These decreases primarily resulted from lower average yields on investments, partially offset by higher average investment balances. The average yield on our investments declined by 21 and 52 basis points, to 0.81% and 0.78%, while the average balance of our investments increased by $9.8 billion and $9.1 billion to $28.5 billion and $27.6 billion, for the three and six months ended June 30, 2010, compared to the same periods in 2009.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 26.7% and 24.3% for the three and six months ended June 30, 2010, compared to the same periods in 2009. These decreases were primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $903.0 million and $953.2 million, to $3.8 billion and $3.9 billion, for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to collection of principal payments. The yield on our mortgage loans held for portfolio decreased by 51 and 31 basis points for the three and six months ended June 30, 2010, compared to the same periods in 2009. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a part of this analysis, we increased the loss severity assumptions on our prime collateral, which was the primary reason for the increase in our provision for credit losses of $1.6 million and $1.2 million for the three and six months ended June 30, 2010, compared to $257,000 for both of the same periods in 2009.

See”—Financial Condition—Mortgage Loans Held for Portfolio” for more information.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$5,781	$21,783	(73.5)	$10,102	$53,398	(81.1)
Consolidated obligations - bonds	102,647	152,218	(32.6)	204,952	360,990	(43.2)
Deposits	60	246	(75.6)	105	727	(85.6)
Total interest expense	$108,488	$174,247	(37.7)	$215,159	$415,115	(48.2)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 73.5% and 81.1% for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to lower average balances on our consolidated obligation discount notes during the first and second quarters of 2010 and the very low prevailing short-term interest rate environment. The average balance of our consolidated obligation discount notes decreased by 28.0% and 23.3%, to $14.4 billion and $16.0 billion, and the average yield on such notes declined by 28 and 39 basis points to 0.16% and 0.13% for the three and six months ended June 30, 2010, compared to the same periods in 2009. The average cost of funds declined in absolute terms with strong investor demand for high-quality, short-term debt instruments during the three months ended June 30, 2010, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes for the three and six months ended June 30, 2010, compared to the same periods in 2009.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 32.6% and 43.2% for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to the lower prevailing interest rates. The average balance of our consolidated obligation bonds increased by 13.7% and 0.6%, to $33.6 billion and $32.2 billion, but the average yield on such bonds declined by 84 and 99 basis points, to 1.22% and 1.29%, for the three and six months ended June 30, 2010, compared to the same periods in 2009.

Deposits

Interest expense on deposits decreased by 75.6% and 85.6% for the three and six months ended June 30, 2010, primarily due to eight and 17 basis-point decreases in the average interest rate paid on deposits and decreases of $338.3 million and $316.5 million in the average balance of deposits, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

Mandatorily Redeemable Capital Stock

We recorded no interest expense on mandatorily redeemable capital stock for the three and six months ended June 30, 2010 or June 30, 2009, due to our suspension of dividend payments in late 2008.

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

The following table presents the effect of derivatives and hedging on the components of our interest income and interest expense for three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,464)	$28,282	$(3,182)	$(63,264)
AFS securities	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	190,666	(168,445)	22,221	69,114
Consolidated obligation discount notes	171	(244)	(73)	50
Total	$153,107	$(133,914)	$19,193	$4,408

	For the Three Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$5,646	$(5,500)	$146	$(72,754)
Consolidated obligation bonds	(209,529)	201,128	(8,401)	58,660
Consolidated obligation discount notes	9,952	(10,104)	(152)	5,020
Total	$(193,931)	$185,524	$(8,407)	$(9,074)

	For the Six Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,068)	$28,462	$(2,606)	$(141,593)
AFS securities	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	240,519	(219,065)	21,454	137,342
Consolidated obligation discount notes	(2,556)	2,933	377	2,692
Total	$200,629	$(181,177)	$19,452	$(3,051)

	For the Six Months Ended June 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$9,928	$(13,945)	$(4,017)	$(128,245)
Consolidated obligation bonds	(268,426)	259,971	(8,455)	116,762
Consolidated obligation discount notes	3,074	(1,878)	1,196	8,951
Total	$(255,424)	$244,148	$(11,276)	$(2,532)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Our use of interest-rate exchange agreements increased our net interest income for the three months ended June 30, 2010 and reduced our net interest income for the six months ended June 30, 2010, compared to net unfavorable effects on net interest income for the same periods in 2009. The effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances and (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates.

In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three and six months ended June 30, 2010 reflects an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of June 30, 2010 and are expected to continue to remain effective prospectively. We will continue to monitor market conditions and their potential effects on our fair value measurements for derivatives. See “—Critical Accounting Policies and Estimates” in this report for additional information.

Other (Loss) Income

Other (loss) income includes member service fees, net OTTI loss recognized in income, net gain (loss) on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous (loss) income not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves and net OTTI loss recognized in income is highly dependent upon the performance of collateral underlying our PLMBS, as well as our OTTI modeling assumptions.

The following table presents the components of our other (loss) income for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other (Loss) Income	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$722	$572	26.2	$1,395	$1,144	21.9
Net OTTI loss recognized in income	(46,806)	(61,751)	24.2	(66,446)	(133,419)	50.2
Net gain (loss) on derivatives and hedging activities	23,125	(8,025)	388.2	27,142	(10,966)	347.5
Net realized loss on early extinguishment of consolidated obligations	(1,917)	(441)	(334.7)	(5,833)	(4,967)	(17.4)
Other, net	(3)	4	(175.0)	(1)	17	(105.9)
Total other loss	$(24,879)	$(69,641)	64.3	$(43,743)	$(148,191)	70.5

Total other (loss) income improved by $44.8 million and $104.4 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to $14.9 million and $67.0 million decreases in credit-related OTTI charges recorded in earnings and $31.2 million and $38.1 million increases in net gain (loss) on derivatives and hedging activities, partially offset by $1.5 million and $866,000 increases in our net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net OTTI Loss Recognized in Income

As of June 30, 2010, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $46.8 million and $66.4 million in our Statements of Operations for the three and six months ended June 30, 2010. We recognized OTTI charges of $61.8 million and $133.4 million in our Statements of Operations for the three and six months ended June 30, 2009. These credit losses on our OTTI PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 18 years as of June 30, 2010.

See “—Financial Condition,” Note 4 in “Part I. Item 1. Financial Statements,” and “Part II. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.

Net Gain (Loss) on Derivatives and Hedging Activities

For the three and six months ended June 30, 2010, we recorded increases of $31.2 million and $38.1 million in our net gain (loss) on derivatives and hedging activities, compared to the same periods in 2009. The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in our Statements of Operations for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships
Interest-rate swaps	$19,193	$(8,407)	$19,452	$(11,276)
Total net gain (loss) related to fair value hedge ineffectiveness	19,193	(8,407)	19,452	(11,276)
Derivatives not designated as hedging instruments
Economic hedges
Interest-rate swaps	28	2	17	4
Interest-rate caps or floors	(1)	73	(47)	(111)
Net interest settlements	3,905	307	7,720	435
Intermediary transactions
Interest-rate swaps	—	—	—	(18)
Total net gain related to derivatives not designated as hedging instruments	3,932	382	7,690	310
Net gain (loss) on derivatives and hedging activities	$23,125	$(8,025)	$27,142	$(10,966)

Increases of $16.0 million and $19.1 million for the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily related to ineffectiveness in our hedging relationships. LIBOR spot and forward rates as of June 30, 2010 were significantly lower than those as of December 31, 2009, resulting in an overall favorable impact on our hedge ineffectiveness; however the inverse was true as of June 30, 2009, when LIBOR spot and forward rates were significantly higher than those as of December 31, 2008, resulting in unfavorable hedge ineffectiveness. In addition, hedge ineffectiveness can be caused by changes in the relationship between one-month and three-month LIBOR rates, as the basis spread impacts the valuation of the derivative without causing an offsetting change in the value of the hedged item. In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three and six months ended June 30, 2010 reflects an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of June 30, 2010 and are expected to continue to remain effective prospectively. See “—Critical Accounting Policies and Estimates” in this report for additional information.

An additional $3.9 million and $7.7 million of the increases for the three and six months ended June 30, 2010 relate to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $307,000 and $435,000 for the same periods in 2009. We have significantly increased our balance of range consolidated obligations since June 30, 2009, due to favorable investor demand for this type of debt.

See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition—Derivative Assets and Liabilities,” and Note 7 in “Part I. Item 1. Financial Statements” in this report for additional information.

Net Realized Loss on Early Extinguishment of Consolidated Obligations

From time to time, we early extinguish consolidated obligations by exercising our rights to call bonds or by re-acquiring such bonds on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called or early extinguished for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Obligations Called and Early Extinguished	2010	2009	2010	2009
(in thousands, except interest rates)
Consolidated Obligations Called
Par value	$7,670,800	$1,270,000	$12,241,800	$6,237,255
Weighted-average interest rate	1.80%	4.05%	1.94%	4.48%
Consolidated Obligations Early Extinguished
Par value	$—	$17,075	$—	$17,075
Weighted-average interest rate	—	5.37%	—	5.37%
Total par value	$7,670,800	$1,287,075	$12,241,800	$6,254,330

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

Other Expense

Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,838	$6,942	12.9	$15,425	$13,594	13.5
Occupancy cost	1,306	1,112	17.4	2,595	2,279	13.9
Other operating	5,786	3,395	70.4	10,305	6,457	59.6
Finance Agency	611	447	36.7	1,292	943	37.0
Office of Finance	514	452	13.7	1,158	936	23.7
Other	(3,789)	135	(2,906.7)	(3,693)	280	(1,418.9)
Total other expense	$12,266	$12,483	(1.7)	$27,082	$24,489	10.6

Other expense decreased by $217,000 and increased by $2.6 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, and included increased compensation and benefits and other operating expense, as well as the reduction of $3.9 million in our allowance for credit losses from derivative counterparties. In 2008, as a result of the bankruptcy of LBHI, we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, LBSF, and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. In June 2010, as a result of negotiations with the bankruptcy administrator for LBSF, and based on market indications of sales of Lehman receivables to third parties, we reduced our allowance for credit losses on receivables by $3.9 million.

Compensation and benefits expense increased by $896,000 and $1.8 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, due in part to an increase in accrued incentive compensation expense of $73,000 and $586,000 and a reduction in compensation and benefits reclassified to capitalized software development of $215,000 and $383,000. In addition, as part of our previously announced outsourcing of our information technology functions to a third-party information technology service provider, we recorded $219,000 in severance expenses for the three and six months ended June 30, 2010, as well as $498,000 of consulting expense, which is included in other operating expense. We expect to complete the transition from our current in-house and outsourced providers to our new service provider by the end of 2010. Other operating expense was also impacted by increased consulting and legal fees of $1.7 million and $2.9 million primarily related to our capital restoration plan and legal proceedings related to our PLMBS for the three and six months ended June 30, 2010, compared to the same periods in 2009.

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

Assessments

Our assessments for Affordable Housing Program (AHP) and REFCORP are based on our net earnings before assessments. We recorded total assessments of $3.0 million and $5.2 million for the three and six months ended June 30, 2010, compared to $0 and $33,000 (reflecting an adjustment of 2007 charges recorded in early 2009) for the same periods in 2009. We reported net losses in the first and second quarters of 2009 and did not record any then-current period assessment based on the periods' earnings. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
AHP and REFCORP Assessments	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$911	$—	N/A	$1,585	$—	N/A
REFCORP	2,050	—	N/A	3,567	33	10,709.1
Total assessments	$2,961	$—	N/A	$5,152	$33	15,512.1

Due to our payment of quarterly REFCORP assessments during 2008, as of June 30, 2010, we are entitled to a refund of $16.1 million, which we have recorded in “other assets” on our Statement of Condition.

See “Part I. Item 1. Business—Regulation” and Notes 14 and 15 in our 2009 Audited Financial Statements included in our 2009 annual report on Form 10-K for additional information on our assessments.

Critical Accounting Policies and Estimates

Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our critical accounting policies and estimates are described in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” included in our 2009 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of fair values of financial instruments and OTTI of securities, accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determinations of allowances for credit losses. During the three and six months ended June 30, 2010, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates used in applying them, except as noted below.

In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three and six months ended June 30, 2010 reflects an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of June 30, 2010 and are expected to continue to remain effective prospectively. We will continue to monitor market conditions and their potential effects on our fair value measurements for derivatives. See Note 11 in "Part I. Item 1. Financial Statements" for more information on the fair value measurement of our derivatives.

Recently Issued and Adopted Accounting Guidance

See Note 1 in “Part I. Item 1. Financial Statements” for a discussion of recently issued and adopted accounting guidance.

Recent Legislative and Regulatory Developments

A number of legislative and regulatory actions and initiatives affecting the FHLBanks and the Seattle Bank were implemented, promulgated, revised, or proposed during the second quarter of 2010, including the regulatory actions summarized below. See “Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2009 annual report on Form 10-K for additional information.

Financial System Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) into law. The Dodd-Frank Act, among other things: (i) creates a consumer financial protection agency; (ii) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (iii) regulates the over-the-counter derivatives market; (iv) reforms the credit rating agencies; (v) provides shareholders with an advisory vote on the compensation practices of certain entities in which they invest, including executive compensation and golden parachutes; (vi) establishes new requirements, including a risk-retention requirement, for MBS; (vii) makes a number of changes to the federal deposit insurance system; and (viii) creates a federal insurance office that will monitor the insurance industry.

The FHLBanks' business operations, funding costs, rights and obligations, and/or the manner in which the FHLBanks carry out their housing finance mission are likely to be affected by the passage of the Dodd-Frank Act and implementing regulations.  For example, under the derivatives regulation portion of the Dodd-Frank Act, if an FHLBank is considered to be a “major swap participant,” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In addition, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Such additional requirements will likely increase the cost of the FHLBanks' hedging activities and may adversely affect the FHLBanks' ability to hedge their interest rate risk exposure from advances, to achieve the FHLBanks' risk management objectives, and to act as an intermediary between the FHLBanks' members and counterparties.

In addition, if an FHLBank is identified as being a systemically important financial institution by the Federal Reserve, the FHLBank would be subject to heightened prudential standards established by the Federal Reserve. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semi-annual stress tests.

The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it requires the FDIC to base future assessments for deposit insurance on the amount of assets held by an institution, instead of on the amount of deposits that institution holds. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increases the reserve ratio for the FDIC insurance fund, which will cause an increase in the assessments imposed on federally-insured institutions. Fourth, it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The Dodd-Frank Act may provide an incentive for some members of the FHLBanks to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

It is not possible to predict the exact effect of the legislation on the FHLBanks or their members until the implementing regulations are drafted and finalized.

In addition, the U.S. Treasury Department and the Housing and Urban Development Department are developing recommendations regarding the future of the housing GSEs, including the FHLBanks, and in April of 2010, issued a series of questions for public comment regarding how the housing finance system should be changed.

Director Composition of the Office of Finance

In June 2010, the Finance Agency's rule changing the governance of the Office of Finance became effective. The Office of Finance is responsible for issuing consolidated obligations on behalf of the 12 FHLBanks, serves as their fiscal agent, and prepares disclosure materials associated with the marketing and sale of that debt, including the FHLBank System's quarterly and annual combined financial reports. Under the new rule, the Office of Finance's board of directors was expanded from the previous three members to 17 members, consisting of the president of each of the 12 FHLBanks, as well as five independent directors, each of whom must be a U.S. citizen and have no material financial relationship to the FHLBank System. The rule provides that the five independent directors will serve as the Office of Finance's audit committee and gives the audit committee increased authority over the form and content of the information that the FHLBanks provide to the Office of Finance for use in the combined financial reports. The independent directors have been appointed, and the expanded board of directors has had an initial meeting.

Minimum Capital

On February 8, 2010, the Finance Agency published a notice of proposed rulemaking seeking comment on a proposed rule amending the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the Safety and Soundness Act) to provide additional authority for the Finance Agency regarding minimum capital requirements for the FHLBanks, Fannie Mae, and Freddie Mac (collectively, the Regulated Entities). Among other things, the amendment to the Safety and Soundness Act would authorize the Director of the Finance Agency (Director) to provide for capital levels higher than the minimum levels specified for the FHLBanks and for additional capital and reserve requirements with respect to products or activities, and to temporarily increase an established minimum capital level if the Director determines that an increase is consistent with prudent regulation and the safe and sound operation of an FHLBank. The proposed rule is intended to implement the Director's authority in this regard and sets forth procedures and standards for imposing a temporary increase in the minimum capital levels to address the following factors: current or anticipated declines in the value of assets, the amounts of outstanding MBS, and the ability to access liquidity and funding; credit, market, operational, and other risks; current or projected declines in capital; compliance with regulations, written orders or agreements; unsafe and unsound operations or practices; housing finance market conditions; level of reserves or retained earnings; initiatives, operations, products, or practices that entail heightened risk; ratio of the market value of equity to the par value of capital stock; or any other conditions as detailed by the Director. The proposed regulation also includes procedures for periodic review and rescission of a temporarily increased minimum capital level. The Seattle Bank joined a number of FHLBanks in submitting a comment letter on the proposed rule-making prior to the April 15, 2010 comment due date.

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

Reporting of Fraudulent Financial Instruments

A rule requiring the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold became effective February 26, 2010. Under the rule, an FHLBank must notify the Director promptly after identifying such fraud or after the FHLBank is notified about such fraud by law enforcement or other government authority. The rule also requires each FHLBank to establish and maintain internal controls and procedures and an operational training program to assure the FHLBank has an effective system to detect and report such fraud. The rule defines “fraud” broadly as a material misstatement, misrepresentation, or omission relied upon by an FHLBank and does not require that the party making the misstatement, misrepresentation or omission have any intent to defraud.

On May 27, 2010, the Finance Agency issued guidance that addresses, among other things, due diligence to discover fraud or possible fraud and reporting and internal control requirements and invited its regulated entities, Fannie Mae, Freddie Mac and the FHLBanks, to raise significant questions about and seek clarification of the guidance. The Seattle Bank submitted a comment letter on the guidance on July 8, 2010.

Investments

On May 4, 2010, the Finance Agency issued a notice of proposed rule making and request for comment relating to FHLBank investments. The proposed rule would reorganize existing regulations governing FHLBank investment authority and incorporate into regulation restrictions on investment authority that are currently contained in the Finance Agency's Financial Management Policy. The Finance Agency specifically requested comments on whether more restrictive limits or other modifications to the MBS investment requirements should be adopted. Additional requirements might include a lower overall limit on the amount of MBS a FHLBank could purchase or a separate limit or additional restrictions on the amount of PLMBS that a FHLBank could purchase. The Seattle Bank submitted a comment letter on July 6, 2010.

Property Assessed Clean Energy (PACE) Programs

On July 6, 2010, the Finance Agency issued a Statement directing the FHLBanks to undertake actions specified in the Statement to assess the existence and effect of Property Assessed Clean Energy (PACE) programs on collateral accepted by the FHLBanks, particularly of those programs with first lien provisions. The Seattle Bank is currently conducting its assessment in response to the directive but does not believe that the results of the assessment will have any material impact on the Seattle Bank's collateral positions or the Seattle Bank itself.

Extension of Transaction Account Guarantee (TAG) Program

On June 28, 2010, the FDIC published in the Federal Register a final rule extending the Transaction Account Guarantee (TAG) program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed December 31, 2011, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. These TAG programs provide an alternative source of funds for many of our members that compete with our advance business.

Other Deposit Insurance Changes

On May 3, 2010, the FDIC issued a proposed regulation that would use performance and loss severity measurement scores to determine the risk-based assessment rates for large FDIC-insured institutions. Under one of the measurements used in calculating the proposed performance score, large institutions with a lower ratio of core deposits to total liabilities would be subject to higher assessment rates. Under one of the measurements used in calculating the proposed loss severity score, institutions with a higher ratio of secured liabilities to domestic deposits would be considered more costly to resolve and would also be subject to higher assessment rates. The use of both these ratios in determining an institution's deposit insurance assessment rate may provide an incentive for our large member institutions to fund themselves through deposits.

In addition to requiring unlimited deposit insurance coverage for transaction accounts, the Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it requires the FDIC to base future assessments for deposit insurance on the amount of deposits it holds. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increases the reserve ratio for the FDIC insurance fund, which will cause an increase in the assessments imposed on federally insured institutions. Fourth, it requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The FDIC's risk-based assessment and the changes made in the Dodd-Frank Act may provide an incentive for some of our members to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

Conservatorship and Receivership

On July 9, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposed regulation to establish a framework for conservatorship and receivership operations for the regulated entities: Fannie Mae, Freddie Mac and the 12 FHLBanks. The rule would implement provisions of the Safety and Soundness Act, as amended by the Housing Act. The proposed regulation includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver and parallel many of the provisions in the FDIC rules for conservatorships and receiverships. The Finance Agency seeks comments on whether the proposed regulation will provide clarity to the regulated entities, creditors and the markets regarding the processes of conservatorship and receivership and the relationship among various classes of creditors and equity-holders in the event of appointment of a conservator or receiver. The Seattle Bank intends to join with a number of the FHLBanks in submitting a comment letter on the proposed rulemaking prior to the September 7, 2010 comment due date.

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

Effective Duration/Effective Duration of Equity

Effective duration is a measure of the market value sensitivity of a financial instrument to changes in interest rates. Larger duration numbers, whether positive or negative, indicate greater market value sensitivity to parallel changes in interest rates. For example, if a financial instrument has an effective duration of two, then the financial instrument's value would be expected to decline about 2% for a 1% instantaneous increase in interest rates across the entire yield curve or rise about 2% for a 1% instantaneous decrease in interest rates across the entire yield curve, absent any other effects.

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

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of June 30, 2010 and December 31, 2009.

	As of	As of
Primary Risk Measures	June 30, 2010	December 31, 2009
Effective duration of equity	2.58	0.28
Effective convexity of equity	2.40	0.77
Effective key-rate-duration-of-equity mismatch	3.76	1.80
Market value-of-equity sensitivity
(+ 100 basis point shock scenario) (in percentages)	(1.93)%	(0.57)%
Market value-of-equity sensitivity
( -100 basis point shock scenario) (in percentages)	2.57%	0.37%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of June 30, 2010, the increase in the effective duration of equity from that of December 31, 2009 primarily resulted from increases in duration contributions of our Alt-A backed MBS portfolio and the debt used to fund that portfolio, money market investments, and consolidated obligation discount notes and bonds (net of derivatives hedging the consolidated obligations) partially offset by decreases in duration contributions of our advances (net of derivatives hedging our advances) and our mortgage-related assets, including our mortgage loans held for portfolio.

The increase in the effective convexity of equity as of June 30, 2010 from December 31, 2009 was primarily caused by the increases in the positive convexity from our consolidated obligations (including derivatives hedging consolidated obligations) and Alt-A backed MBS investments, which was partially offset by increased negative convexity of our mortgage-related assets.

Effective key-rate-duration-of-equity mismatch increased as of June 30, 2010 from December 31, 2009, primarily due to the changes described above for our duration-related measures.

The estimated changes of our market-value-of-equity sensitivity resulting from 100-basis point changes in interest rates between June 30, 2010 and December 31, 2009 were a result of changes in the composition of our statement of condition.

For market-risk management purposes, we disaggregate our operations into the following portfolios to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equal the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets and any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank's remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This disaggregation allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.

Our risk management policy limits apply only to the basis and mortgage book risk measures. We were in compliance with these risk management policy limits as of June 30, 2010 and December 31, 2009.  The following tables summarize our basis and mortgage book risk measures and their respective limits as of June 30, 2010 and December 31, 2009.

	As of	As of	Risk Measure
Basis and Mortgage Book Risk Measures and Limits	June 30, 2010	December 31, 2009	Limit
Effective duration of equity	0.06	0.45	+/-5.00
Effective convexity of equity	(0.21)	(0.40)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.59	1.26	+/-3.50
Market-value-of-equity sensitivity
(+100 basis point shock scenario) (in percentages)	(0.46)%	(0.87)%	+/-4.50%
Market-value-of-equity sensitivity
(-100 basis point shock scenario) (in percentages)	(0.03)%	0.11%	+/-4.50%

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Seattle Bank's management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). The Seattle Bank's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.

Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2010, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

The president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank's internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that have materially affected or which are reasonably likely to materially affect our internal control over financial reporting. There were no changes in internal control over financial reporting for the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K.

As was reported in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS securities that the Seattle Bank purchased from various dealers in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaint under Washington State law requests rescission of its purchase of the securities and repurchase of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sale of the securities to the Seattle Bank. On various dates in January, 2010, the defendants took action to remove the proceeding to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceeding back to the Superior Court of Washington for King County. In mid-June 2010, the Seattle Bank filed amended complaints in all 11 suits, providing greater detail as to the assertions contained in the original complaints. The federal court judge before whom the cases are now pending heard oral argument on the motions to remand on July 29, 2010 but has not yet announced his ruling.

Other than as may result from the legal proceedings discussed above, after consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our 2009 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2009 annual report on Form 10-K and in our report on Form 10-Q for the three months ended March 31, 2010.

The Finance Agency has determined that the Seattle Bank's capital classification is undercapitalized. An FHLBank that is classified as undercapitalized is subject to a range of mandatory or discretionary restrictions, including limits on asset growth, prior approval by the Finance Agency of any new business activity, and submission of a capital restoration plan. We cannot predict whether or when the Finance Agency will change our capital classification, or what restrictions an approved capital restoration plan would include.

In August 2009, we received a capital classification of undercapitalized from the Finance Agency. In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009, which we subsequently modified to incorporate feedback from the Finance Agency and recent financial performance. On March 24, 2010, we entered into an agreement with the Finance Agency to provide additional information to supplement our capital restoration plan submission. Following our timely submission of this information, on April 19, 2010, the Finance Agency announced that it had requested, and we had agreed to provide within 120 days, a further supplement in the form of a business plan specifying the steps we would take with the goal of resuming repurchases and redemptions of member capital stock. We expect to submit our proposed business plan to the Finance Agency in mid-August 2010. It is unknown whether the Finance Agency will accept our revised capital restoration plan as supplemented. Failure to obtain approval of our revised capital restoration plan could, among other actions, result in the appointment of a conservator or receiver by the Finance Agency. Further, Finance Agency approval of our capital restoration plan could result in additional restrictions for the Seattle Bank. In addition, the Finance Agency could take other regulatory actions which could negatively impact demand for our advances, our financial performance, and business in general.

Although we have met all of our regulatory capital requirements (including our risk-based capital requirement) since September 30, 2009, the Finance Agency has continued to deem the Seattle Bank as undercapitalized, most recently by letter dated June 28, 2010, in which the Finance Agency gave as its reason that the value of property underlying the mortgages we own has decreased significantly. All mandatory actions and restrictions in place as a result of the undercapitalized classification remain in effect, including our inability to redeem or repurchase capital stock or pay dividends without Finance Agency approval, limitations on asset growth, and the need for Finance Agency approval before engaging in any new business activity. Our capital classification will remain undercapitalized unless the Finance Agency determines otherwise.

Although we do not believe that our undercapitalized classification has affected our ability to meet our members' liquidity and funding needs, it could decrease member confidence, which, in turn, could reduce advance demand and net income should our members choose to use alternative sources of wholesale funding. Further, as a result of the capital classification, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short- or long-term credit ratings. On July 2, 2010, S&P affirmed the Seattle Bank's “AA+/A-1” counterparty credit rating and revised the Seattle Bank's outlook to negative. The Seattle Bank is rated “Aaa” by Moody's. Should our ratings decline, our business counterparties could perceive that the Seattle Bank has increased credit risk, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting our net income.

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

To illustrate this risk, in 2008, Washington Mutual Bank, F.S.B., once our largest member and borrower, was acquired by JPMorgan Chase & Co., which then transferred all outstanding advances and capital stock to JPMorgan Chase Bank, N.A., a non-member, and we reclassified that membership to that of a non-member shareholder no longer able to enter into new borrowing arrangements with the Seattle Bank. As of June 30, 2010, substantially all of JPMorgan Chase's advances had matured (approximately $650 million of advances remain outstanding). Further, in January 2009, BANA purchased Merrill Lynch & Co. (Merrill Lynch). Bank of America Oregon, N.A., a wholly owned subsidiary of BANA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, were at the time both members of the Seattle Bank. As part of an internal restructuring, essentially all outstanding advances and Class B capital stock held by Merrill Lynch Bank USA were transferred to Bank of America Oregon, N.A., resulting in a significant increase in advance and capital stock concentrations with that member.

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

In addition, in June 2010, the Seattle Bank amended a number of complaints (originally filed in December 2009) in Washington state court against various entities relating to its purchase of certain PLMBS, including some members and potential members (and some of their affiliates), which actions continue. The Seattle Bank has a significant concentration of advances and capital stock balances with members that are affiliates of several large bank holding companies that are parties to these complaints. Should these large bank holding companies direct their affiliates to reduce their activity with the Seattle Bank or should certain potential members be unwilling to become members due to these legal actions, our business, including our financial condition and results of operations, could be negatively impacted.

Recently enacted legislation and regulations, including the Dodd-Frank Act, or proposed legislation such as GSE reform, could have an adverse impact on the Seattle Bank’s and the other FHLBanks’ financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The FHLBanks' business operations, funding costs, rights and obligations, and/or the manner in which the FHLBanks carry out their housing finance mission are likely to be affected by the passage of the Dodd-Frank Act and implementing regulations. For example, under the derivatives regulation portion of the Dodd-Frank Act, if an FHLBank is considered to be a “major swap participant,” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In addition, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Such additional requirements will likely increase the cost of the FHLBanks' hedging activities and may adversely affect the FHLBanks' ability to hedge their interest rate risk exposure from advances, to achieve the FHLBanks' risk management objectives, and to act as an intermediary between the FHLBanks' members and counterparties.

In addition, if an FHLBank is identified as being a systemically important financial institution by the Federal Reserve, the FHLBank would be subject to heightened prudential standards established by the Federal Reserve. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semi-annual stress tests.

The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. Certain of these changes may provide an incentive for some members of the FHLBanks to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution's deposit insurance assessments.

It is not possible to predict the exact effect of this legislation on the FHLBanks or their members until the implementing regulations are drafted and finalized. See “—Recent Legislative and Regulatory Developments” for additional information.

In addition, the U.S. Treasury Department and the Housing and Urban Development Department are developing recommendations regarding the future of the housing GSEs, including the FHLBanks, and in April of 2010, issued a series of questions for public comment regarding how the housing finance system should be changed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

Effective May 24, 2010, William A. Longbrake resigned from the Board of Directors (Board) of the Seattle Bank, due to his resignation as a director of First Savings Bank Northwest, a Washington-based member of the Seattle Bank. Mr. Longbrake's three-year term on the Board was due to expire on December 31, 2010.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 5, 2010).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Richard M. Riccobono	Dated:	August 10, 2010
Richard M. Riccobono
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	August 10, 2010
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

 LIST OF EXHIBITS

Exhibit No.	Exhibits
3.1	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on August 5, 2010).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.