Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Seattle
filed 2010-11-10
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2010
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of October 31, 2010, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,394,947 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION
(Unaudited)

	As of	As of
	September 30, 2010	December 31, 2009
(in thousands, except par value)
Assets
Cash and due from banks	$1,163	$731,430
Deposits with other Federal Home Loan Banks (FHLBanks)	52	32
Securities purchased under agreements to resell	8,750,000	3,500,000
Federal funds sold	3,212,380	10,051,000
Investment securities:
Available-for-sale securities (Note 2)	11,778,740	976,870
Held-to-maturity securities (fair values of $6,993,454 and $8,884,890 as of September 30, 2010 and December 31, 2009) (Note 3)	7,056,194	9,288,906
Total investment securities	18,834,934	10,265,776
Advances (Note 5)	15,413,951	22,257,026
Mortgage loans held for portfolio, net (includes $1,794 and $626 of allowance for credit losses as of September 30, 2010 and December 31, 2009) (Note 6)	3,543,858	4,106,195
Accrued interest receivable	97,481	123,586
Premises, software, and equipment, net	14,548	14,836
Derivative assets (Note 7)	10,539	3,649
Other assets	35,120	40,953
Total Assets	$49,914,026	$51,094,483
Liabilities
Deposits:
Interest-bearing	$330,582	$339,800
Total deposits	330,582	339,800
Consolidated obligations, net (Note 8):
Discount notes	14,014,461	18,501,642
Bonds	32,961,274	29,762,229
Total consolidated obligations, net	46,975,735	48,263,871
Mandatorily redeemable capital stock (Note 9)	1,004,270	946,527
Accrued interest payable	126,354	207,842
Affordable Housing Program (AHP) payable	7,370	8,628
Derivative liabilities (Note 7)	237,251	300,030
Other liabilities	131,857	34,037
Total liabilities	48,813,419	50,100,735
Commitments and contingencies (Note 13)
Capital (Note 9)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,676 and 17,171 shares as of September 30, 2010 and December 31, 2009	1,667,635	1,717,149
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,265 and 1,325 shares as of September 30, 2010 and December 31, 2009	126,454	132,518
Total capital stock	1,794,089	1,849,667
Retained earnings	76,835	52,897
Accumulated other comprehensive loss (Note 9)	(770,317)	(908,816)
Total capital	1,100,607	993,748
Total Liabilities and Capital	$49,914,026	$51,094,483

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(in thousands)
Interest Income
Advances	$43,708	$74,354	$133,473	$358,858
Prepayment fees on advances, net	725	1,869	13,671	7,502
Interest-bearing deposits	19	24	53	203
Securities purchased under agreements to resell	5,179	1,808	9,133	6,564
Federal funds sold	2,524	1,965	10,448	4,813
Available-for-sale securities	9,134	—	20,501	—
Held-to-maturity securities	33,797	50,472	117,987	162,693
Mortgage loans held for portfolio	47,177	53,382	143,568	180,799
Loans to other FHLBanks	1	—	2	—
Total interest income	142,264	183,874	448,836	721,432
Interest Expense
Consolidated obligations - discount notes	6,700	9,826	16,802	63,224
Consolidated obligations - bonds	93,614	125,992	298,566	486,982
Deposits	78	158	183	885
Securities sold under agreements to repurchase	1	—	1	—
Total interest expense	100,393	135,976	315,552	551,091
Net Interest Income	41,871	47,898	133,284	170,341
Provision for credit losses	—	14	1,168	271
Net Interest Income after Provision for Credit Losses	41,871	47,884	132,116	170,070
Other (Loss) Income
Total other-than-temporary impairment (OTTI) losses (Note 4)	(62,276)	(84,979)	(207,512)	(1,240,173)
Portion of OTTI losses recognized in other comprehensive loss	46,656	(45,121)	125,446	976,654
Net OTTI credit loss recognized in income	(15,620)	(130,100)	(82,066)	(263,519)
Net gain (loss) on derivatives and hedging activities	8,145	2,553	35,287	(8,413)
Net realized loss on early extinguishment of consolidated obligations	(5,879)	(301)	(11,712)	(5,268)
Service fees	708	845	2,103	1,989
Other, net	5	(15)	4	2
Total other loss	(12,641)	(127,018)	(56,384)	(275,209)
Other Expense
Operating:
Compensation and benefits	6,212	8,579	21,637	22,173
Other operating	8,552	5,026	21,452	13,762
Federal Housing Finance Agency	610	446	1,902	1,389
Office of Finance	588	494	1,746	1,430
Other, net	106	127	(3,587)	407
Total other expense	16,068	14,672	43,150	39,161
Income (Loss) before Assessments	13,162	(93,806)	32,582	(144,300)
Assessments
AHP	1,074	—	2,659	—
Resolution Funding Corporation (REFCORP)	2,418	—	5,985	33
Total assessments	3,492	—	8,644	33
Net Income (Loss)	$9,670	$(93,806)	$23,938	$(144,333)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL
(Unaudited)

For the Nine Months Ended September 30, 2010 and 2009	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCL)	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Cumulative-effect adjustment (Note 9)	—	—	—	—	293,415	(293,415)	—
Proceeds from sale of capital stock	195	19,535	100	10,012	—	—	29,547
Net shares reclassified to mandatorily redeemable capital stock	(28)	(2,825)	(221)	(22,125)	—	—	(24,950)
Comprehensive loss:
Net loss	—	—	—	—	(144,333)	—	(144,333)
Other comprehensive loss (Note 9)	—	—	—	—	—	(699,176)	(699,176)
Total comprehensive loss							(843,509)
Balance, September 30, 2009	1,346	$134,563	17,181	$1,718,174	$70,206	$(995,530)	$927,413
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	22	2,165	—	—	2,165
Net shares reclassified to mandatorily redeemable capital stock	(60)	(6,064)	(517)	(51,679)	—	—	(57,743)
Comprehensive income:
Net income	—	—	—	—	23,938	—	23,938
Other comprehensive income (Note 9)	—	—	—	—	—	138,499	138,499
Total comprehensive income							162,437
Balance, September 30, 2010	1,265	$126,454	16,676	$1,667,635	$76,835	$(770,317)	$1,100,607

*	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
(in thousands)
Operating Activities
Net income (loss)	$23,938	$(144,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	(68,999)	(121,399)
Net OTTI credit loss recognized in income	82,066	263,519
Change in net fair value adjustment on derivatives and hedging activities	37,841	(24,385)
Loss on early extinguishment of consolidated obligations	11,712	5,269
Provision for credit losses	1,168	271
Other	2	14
Net change in:
Accrued interest receivable	26,100	131,067
Other assets	(555)	(941)
Accrued interest payable	(81,486)	(140,580)
Other liabilities	9,254	(9,263)
Total adjustments	17,103	103,572
Net cash provided by (used in) operating activities	41,041	(40,761)
Investing Activities
Net change in:
Interest-bearing deposits	(230)	32,311
Deposits with other FHLBanks	(20)	(72)
Securities purchased under agreements to resell	(5,250,000)	(850,000)
Federal funds sold	6,838,620	(3,542,000)
Premises, software and equipment	(1,739)	(3,723)
Available-for-sale securities:
Proceeds from long-term	390,405	—
Purchases of long-term	(10,536,813)	—
Held-to-maturity securities:
Net increase (decrease) in short-term	1,233,019	(5,353,000)
Proceeds from maturities of long-term	1,520,247	1,748,028
Purchases of long-term	(1,002,231)	(1,670,845)
Advances:
Proceeds	25,477,453	49,869,976
Made	(18,517,631)	(38,009,029)
Mortgage loans held for portfolio:
Principal collected	554,245	790,806
Net cash provided by investing activities	705,325	3,012,452

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
(in thousands)
Financing Activities
Net change in:
Deposits	6,072	(281,392)
Net proceeds on derivative contracts with financing elements	82,873	—
Net proceeds from issuance of consolidated obligations:
Discount notes	730,432,336	780,550,600
Bonds	36,654,783	18,875,945
Payments for maturing and retiring consolidated obligations:
Discount notes	(734,871,062)	(774,645,157)
Bonds	(33,783,800)	(27,493,087)
Proceeds from issuance of capital stock	2,165	29,547
Payments for redemption of mandatorily redeemable capital stock	—	(669)
Net cash used in financing activities	(1,476,633)	(2,964,213)
Net (decrease) increase in cash and cash equivalents	(730,267)	7,478
Cash and cash equivalents at beginning of the period	731,430	1,395
Cash and cash equivalents at end of the period	$1,163	$8,873

Supplemental Disclosures
Interest paid	$397,040	$691,673
AHP payments, net	$3,918	$6,113
Transfers from mortgage loans to real estate owned	$1,868	$1,438
Non-cash transfers of held-to-maturity securities to available-for-sale securities	$319,978	$664,728

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation, Use of Estimates, and Recently Adopted and Issued Accounting Guidance

Basis of Presentation

These unaudited financial statements and condensed notes should be read in conjunction with the 2009 audited financial statements and related notes (2009 Audited Financial Statements) included in the 2009 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. Our financial condition as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2010 or for any other future dates or periods.

We have evaluated subsequent events for potential recognition or disclosure through the filing date of this report on Form 10-Q.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that may affect the amounts reported or disclosed in the financial statements and accompanying notes. For the Seattle Bank, the most significant of these assumptions and estimates relate to the determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of the allowance for credit losses. Actual results could differ significantly from these assumptions and estimates.

Recently Adopted Accounting Standards

Fair Value Measurements and Disclosures—Improving Disclosures about Fair
Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued amended guidance related to the disclosure of fair value measurements. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, this guidance requires new disclosures, on a gross basis, relating to purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3), and clarifies existing disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Seattle Bank), except for the new Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Seattle Bank), and for interim periods within those fiscal years. We adopted this guidance as of January 1, 2010, except for the new Level 3 disclosure requirements, which we expect to adopt as of January 1, 2011. Adoption of the 2010 guidance resulted in (and the 2011 guidance is expected to result in) increased financial statement disclosures (see Note 11) but did not (and is not expected to) affect our financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. Under the new guidance, an entity must consolidate a VIE if it determines it is the primary beneficiary of that VIE. An entity qualitatively assesses whether it is the primary beneficiary of a VIE based on whether it (1) has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) has the obligation to absorb losses or receive benefits from the VIE that could be significant to the VIE. The guidance also requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. Our involvement with VIEs may include, but is not limited to, investments in senior interests in private-label mortgage-backed securities (PLMBS). This new accounting guidance became effective for the Seattle Bank on January 1, 2010. We evaluated our investments in VIEs and determined that consolidation was not required since we were not the primary beneficiary of any VIE. Our evaluation as of January 1, 2010 included reconsideration of our previous consolidation conclusions with respect to VIEs, particularly our investments in PLMBS where subordinate tranches have been adversely affected by credit losses. Although adoption of this guidance had no impact on our financial condition, results of operations, or cash flows, we are required under the guidance to continually evaluate whether we have become the primary beneficiary of a VIE.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, introduces the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred, changes the requirements for de-recognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance became effective January 1, 2010 for the Seattle Bank. Our adoption of this guidance did not impact our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance Not Yet Effective

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

Note 2—Available-for-Sale Securities

Major Security Types

The following tables summarize our available-for-sale (AFS) securities as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (2)	$4,120,836	$—	$7,014	$(446)	$4,127,404
Temporary Liquidity Guarantee Program (TLGP) securities (3)	6,268,104	—	17,486	(440)	6,285,150
Residential Mortgage-Backed Securities (MBS):
PLMBS	1,996,310	(1,087,879)	457,755	—	1,366,186
Total	$12,385,250	$(1,087,879)	$482,255	$(886)	$11,778,740

	As of December 31, 2009
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Residential MBS:
PLMBS	$1,673,296	$(928,895)	$232,469	$—	$976,870
Total	$1,673,296	$(928,895)	$232,469	$—	$976,870

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association, (Fannie Mae), and Tennessee Valley Authority (TVA).

(3)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes net accretable discounts of $399.1 million and $314.6 million as of September 30, 2010 and December 31, 2009. See Note 9 for a tabular presentation of AOCL on AFS securities for the nine months ended September 30, 2010 and 2009.

During 2009 and the first nine months of 2010, we transferred certain of our PLMBS from our held-to-maturity (HTM) portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses.

On October 25, 2010, the Seattle Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency, relating to the Consent Order dated October 25, 2010 issued by the Finance Agency to the Seattle Bank. (The Stipulation and Consent, Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement.) As required by the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's assets. In the event that our advance balance does not materially increase, we expect that our investments balance will decrease over time.

The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transfered from our HTM to AFS portfolios. The amounts below represent the values as of the referenced transfer dates.

	2010				2009
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred on:
March 31	$136,506	$(59,179)	$—	$77,327	$—	$—	$—	$—
June 30	212,042	(96,099)	4,742	120,685	—	—	—	—
September 30	199,208	(72,500)	9,405	136,113	1,248,485	(692,000)	108,243	664,728
Total	$547,756	$(227,778)	$14,147	$334,125	$1,248,485	$(692,000)	$108,243	$664,728

As of September 30, 2010, the amortized cost basis of our GSE obligations and TLGP securities reflects favorable basis adjustments of $20.0 million related to fair value hedges. We did not hedge any AFS securities as of December 31, 2009. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net realized and unrealized gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivative. The remainder of the change in fair value of the hedged AFS securities as well as the change in fair value of the non-hedged AFS securities is recorded in AOCL as "net unrealized gain (loss) on available-for-sale securities."

As of September 30, 2010 and December 31, 2009, we held $2.9 billion and $454.5 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 12 for additional information concerning these related parties.

Unrealized Losses on Available-for-Sale Securities

The following tables summarize our AFS securities with unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009. The total unrealized losses in the tables below will not agree to the total gross unrealized losses included in the Major Security Types table above. The total unrealized losses include noncredit-related OTTI losses recorded in AOCL and subsequent unrealized changes in fair value related to other-than-temporarily impaired securities.

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$820,325	$(446)	$—	$—	$820,325	$(446)
TLGP securities	792,962	(440)	—	—	792,962	(440)
Residential MBS:
PLMBS	—	—	1,366,186	(630,124)	1,366,186	(630,124)
Total	$1,613,287	$(886)	$1,366,186	$(630,124)	$2,979,473	$(631,010)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Residential MBS:
PLMBS	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)
Total	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)

As of September 30, 2010, 51 of our AFS investment positions had gross unrealized losses totaling $631.0 million, including 38 positions with gross unrealized losses for at least 12 months. As of December 31, 2009, 28 of our investment positions had gross unrealized losses totaling $696.4 million, all of which had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of September 30, 2010 and December 31, 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2010		As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$840,822	$840,819	$—	$—
Due after one year through five years	9,511,056	9,531,109	—	—
Due after 10 years	37,062	40,626	—	—
Subtotal	10,388,940	10,412,554	—	—
MBS	1,996,310	1,366,186	1,673,296	976,870
Total	$12,385,250	$11,778,740	$1,673,296	$976,870

Credit Risk

A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 4.

Note 3—Held-to-Maturity Securities

Major Security Types

The following tables summarize our HTM securities as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,670,000	$—	$1,670,000	$83	$—	$1,670,083
Other U.S. agency obligations (5)	39,515	—	39,515	544	(12)	40,047
GSE obligations (6)	389,141	—	389,141	45,103	—	434,244
State or local housing agency obligations	3,735	—	3,735	—	—	3,735
Subtotal	2,102,391	—	2,102,391	45,730	(12)	2,148,109
Residential MBS:
Other U.S. agency (5)	185,013	—	185,013	173	—	185,186
GSEs (6)	3,229,306	—	3,229,306	47,199	(1,849)	3,274,656
PLMBS	1,680,353	(140,869)	1,539,484	11,044	(165,025)	1,385,503
Subtotal	5,094,672	(140,869)	4,953,803	58,416	(166,874)	4,845,345
Total	$7,197,063	$(140,869)	$7,056,194	$104,146	$(166,886)	$6,993,454

	As of December 31, 2009
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$2,903,000	$—	$2,903,000	$73	$—	$2,903,073
Other U.S. agency obligations (5)	51,684	—	51,684	835	(2)	52,517
GSE obligations (6)	593,380	—	593,380	48,096	—	641,476
State or local housing agency obligations	4,130	—	4,130	—	—	4,130
Subtotal	3,552,194	—	3,552,194	49,004	(2)	3,601,196
Residential MBS:
Other U.S. agency (5)	4,229	—	4,229	91	—	4,320
GSEs (6)	3,198,679	—	3,198,679	35,587	(3,981)	3,230,285
PLMBS	2,743,096	(209,292)	2,533,804	7,083	(491,798)	2,049,089
Subtotal	5,946,004	(209,292)	5,736,712	42,761	(495,779)	5,283,694
Total	$9,498,198	$(209,292)	$9,288,906	$91,765	$(495,781)	$8,884,890

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 9 for a reconciliation of the AOCL related to HTM securities as of September 30, 2010 and 2009.
(3)	Represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) and Small Business Association (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our MBS investments classified as HTM with no OTTI losses included purchase discounts of $19.7 million and purchase premiums of $1.5 million as of September 30, 2010 and purchase discounts of $34.9 million and purchase premiums of $2.2 million as of December 31, 2009. The amortized cost of our MBS classified as HTM with OTTI losses included net accretable discounts of $1.9 million and $7.1 million as of September 30, 2010 and December 31, 2009.

During 2009 and the first nine months of 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 2).

As of September 30, 2010 and December 31, 2009, we held $515.6 million and $846.0 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on Held-to-Maturity Securities

The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of September 30, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$2,225	$(11)	$342	$(1)	$2,567	$(12)
Subtotal	2,225	(11)	342	(1)	2,567	(12)
Residential MBS:
Other U.S. agency	2	—	—	—	2	—
GSEs	413,128	(1,849)	—	—	413,128	(1,849)
Temporarily impaired PLMBS	31,660	(45)	679,678	(164,800)	711,338	(164,845)
OTTI PLMBS	—	—	182,370	(141,049)	182,370	(141,049)
Subtotal	444,790	(1,894)	862,048	(305,849)	1,306,838	(307,743)
Total	$447,015	$(1,905)	$862,390	$(305,850)	$1,309,405	$(307,755)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$219	$—	$370	$(2)	$589	$(2)
Subtotal	219	—	370	(2)	589	(2)
Residential MBS:
Other U.S. agency	5	—	—	—	5	—
GSEs	1,053,968	(2,436)	161,728	(1,545)	1,215,696	(3,981)
Temporarily impaired PLMBS	48,550	(779)	1,574,190	(490,788)	1,622,740	(491,567)
OTTI PLMBS	—	—	289,781	(209,523)	289,781	(209,523)
Subtotal	1,102,523	(3,215)	2,025,699	(701,856)	3,128,222	(705,071)
Total	$1,102,742	$(3,215)	$2,026,069	$(701,858)	$3,128,811	$(705,073)

As of September 30, 2010, 86 of our HTM investment positions had gross unrealized losses totaling $307.8 million, with the total estimated fair value of these positions approximating 89.0% of their carrying value. Of these 86 positions, 68 positions had gross unrealized losses for at least 12 months. As of December 31, 2009, 134 of our investment positions had gross unrealized losses totaling $705.1 million, with the total estimated fair value of these positions approximating 86.5% of their carrying value. Of these 134 positions, 118 positions had gross unrealized losses for at least 12 months.

Redemption Terms

The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of September 30, 2010 and December 31, 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2010			As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Carrying Value	Fair Value	Amortized Cost Basis	Carrying Value	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$1,679,122	$1,679,122	$1,679,403	$3,110,275	$3,110,275	$3,113,427
Due after one year through five years	389,141	389,141	434,244	405,104	405,104	450,565
Due after five years through 10 years	12,357	12,357	12,459	13,221	13,221	13,364
Due after 10 years	21,771	21,771	22,003	23,594	23,594	23,840
Subtotal	2,102,391	2,102,391	2,148,109	3,552,194	3,552,194	3,601,196
MBS	5,094,672	4,953,803	4,845,345	5,946,004	5,736,712	5,283,694
Total	$7,197,063	$7,056,194	$6,993,454	$9,498,198	$9,288,906	$8,884,890

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

Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings through credit enhancement, primarily subordination and over-collateralization.

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

Based on current information, we believe that for agency residential MBS, the strength of the issuers' guarantees through direct obligations or U.S. government support is sufficient to protect us from credit losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of September 30, 2010.

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

Beginning with the second quarter of 2009, we have performed OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions, rather than screening for at-risk securities. Five of our PLMBS could not be analyzed using the standard process. Three of these securities (with a total unpaid principal balance of $17.7 million as of September 30, 2010) lacked the loan-level collateral data necessary to apply the FHLBanks' common platform and were assessed using alternative procedures, including cash flow modeling for similar loan pools or using a proxy for the missing loan-level data results, and the two additional securities (with a total unpaid principal balance of $3.1 million as of September 30, 2010) were evaluated qualitatively because available information was not sufficient for detailed cash flow testing.

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

We perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas, which are based upon an assessment of the relevant housing markets. The housing price forecast assumes current-to-trough home price declines ranging from 0% to 10% over the next three-to-nine months beginning July 1, 2010; thereafter, home prices are projected to remain flat for one year. Annual increases in years two through six are as follows: 1%, 3%, 4%, 5%, and 6%, with 4% increases in each subsequent year.

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

In accordance with Federal Housing Finance Agency (Finance Agency) guidance, since the second quarter of 2009, we have engaged the Federal Home Loan Bank of Indianapolis (Indianapolis Bank) to perform the cash flow analyses for our applicable PLMBS, utilizing the key modeling assumptions approved by the FHLBanks' OTTI Governance Committee. In addition, the FHLBank of San Francisco (San Francisco Bank) has provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and with fair values below amortized cost. We based our OTTI evaluations for the third quarter of 2010 on these approved assumptions and the cash flow analyses provided by the Indianapolis and San Francisco Banks. In addition, we independently verified the cash flows modeled by the Indianapolis and San Francisco Banks, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks' OTTI Governance Committee.

Because of increased actual and forecasted credit deterioration as of September 30, 2010, additional OTTI credit losses were recorded in the third quarter of 2010 on 18 securities identified as OTTI in prior reporting periods. We also recognized an OTTI charge on one additional PLMBS security in the third quarter of 2010. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$92	$62,184	$62,276	$5,643	$191,895	$197,538
PLMBS identified as OTTI in prior periods	15,528	(15,528)	—	76,423	(66,449)	9,974
Total	$15,620	$46,656	$62,276	$82,066	$125,446	$207,512

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$2,511	$79,920	$82,431	$171,561	$989,954	$1,161,515
PLMBS identified as OTTI in prior periods	127,589	(125,041)	2,548	91,958	(13,300)	78,658
Total	$130,100	$(45,121)	$84,979	$263,519	$976,654	$1,240,173

Credit-related OTTI charges are recorded in current-period earnings on the statement of operations, and non-credit losses are recorded on the statement of condition within AOCL. Certain of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain OTTI HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $138.5 million for the nine months ended September 30, 2010 and increased by $992.6 million for the same period in 2009. See Note 9 for a tabular presentation of AOCL for the nine months ended September 30, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended September 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages for all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss for the Three Months Ended September 30, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A:
2008	9.2	8.2-10.4	57.6	51.8-63.0	47.4	45.0-50.5	36.9	27.5-41.8
2007	7.1	4.2-15.7	78.9	35.6-89.7	52.3	44.7-59.5	35.6	5.7-44.7
2006	5.2	3.6-6.4	86.0	76.7-90.1	52.9	44.4-61.6	41.4	35.8-47.2
2005	8.0	6.6-10.4	69.7	49.4-78.4	46.3	32.6-54.0	29.9	0-49.7
Total	6.8	3.6-15.7	78.4	35.6-90.1	51.7	32.6-61.6	37.3	0-49.7

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

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

The following tables summarize key information as of September 30, 2010 and December 31, 2009 for the 44 PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2010 or December 31, 2009).

	As of September 30, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$320,876	$319,005	$178,136	$182,370	$2,395,397	$1,996,310	$1,366,186
Total	$320,876	$319,005	$178,136	$182,370	$2,395,397	$1,996,310	$1,366,186

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Credit Loss Component of OTTI	2010	2009	2010	2009
(in thousands)
Balance, beginning of period	$385,226	$142,112	$319,113	$8,693	(1)
Additions:
Credit losses on securities for which OTTI was not previously recognized	92	2,511	5,643	171,561
Additional OTTI credit losses on securities for which an OTTI loss was previously recognized (2)	15,528	127,589	76,423	91,958
Total additional credit losses recognized in period noted	15,620	130,100	82,066	263,519
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(605)	—	(938)	—
Balance, end of period	$400,241	$272,212	$400,241	$272,212

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

Note 5—Advances

Redemption Terms

We had advances outstanding, including AHP advances, at interest rates ranging from 0.22% to 8.22% as of September 30, 2010 and from 0.11% to 8.22% as of December 31, 2009. Interest rates on our AHP advances ranged from 5.00% to 5.99% as of September 30, 2010 and 2.80% to 5.99% as of December 31, 2009.

The following table summarizes our advances outstanding as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,617,172	1.62	$12,268,149	1.75
Due after one year through two years	4,947,532	1.61	2,893,358	2.67
Due after two years through three years	1,421,473	3.03	1,850,076	3.03
Due after three years through four years	454,756	3.04	1,395,149	3.11
Due after four years through five years	706,536	3.39	293,629	3.73
Thereafter	2,768,067	4.39	3,177,515	4.35
Total par value	14,915,536	2.39	21,877,876	2.47
Commitment fees	(591)		(650)
Discount on AHP advances	(10)		(70)
Discount on advances	(2,440)		(5,840)
Hedging adjustments	501,456		385,710
Total	$15,413,951		$22,257,026

The following table summarizes our advances by interest-rate payment terms as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Par Value of Advances Outstanding	Percent of Total Advances Outstanding
(in thousands, except percentages)
Variable Interest-Rate Advances:
Cash management advances	$60,790	0.4	$105,256	0.5
Adjustable-rate advances	1,530,236	10.3	2,125,236	9.7
Fixed Interest-Rate Advances:
Fixed interest-rate advances	8,926,151	59.8	14,302,515	65.4
Amortizing advances	525,450	3.5	636,459	2.9
Structured Advances:
Putable advances	3,472,909	23.3	4,318,410	19.7
Capped floater advances	30,000	0.2	20,000	0.1
Floating-to-fixed convertible advances	370,000	2.5	370,000	1.7
Total par value	$14,915,536	100.0	$21,877,876	100.0

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. A member's borrowing capacity is based upon the type of collateral (loans and/or securities) pledged and is calculated as a percentage of the collateral's value or balance. As of September 30, 2010 and December 31, 2009, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. So far in 2010, 18 of our member institutions have failed. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution or the FDIC or the National Credit Union Administration.

See “Part I. Item 1. Business—Our Business—Products and Services—Advances” in our 2009 annual report on Form 10-K for additional information on our advances and credit risk management.

Pursuant to the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of total assets. Further, we will be reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. Further, pursuant to the Consent Arrangement, we will be engaging an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. In October 2010, we modified some of our collateral management practices, effective immediately. These changes, which require submission of more extensive documentation to support pledged collateral on physical possession, apply to existing pledged collateral as well as newly pledged collateral, and have had, and may in the future have, a significant impact on some of our members whose continued borrowing is dependent upon their compliance with the new requirements. For further discussion of the Consent Arrangement, see Note 9.

We have not provided any allowances for losses on advances because we believe it is probable that we will be able to collect all amounts due in accordance with the contractual terms of each agreement. As of September 30, 2010 and December 31, 2009, we had no advances that were past due or on nonaccrual status.

Concentration Risk

Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2010, our top five borrowers held 65.7% of the par value of our outstanding advances, with the top two borrowers holding 49.3% (Bank of America Oregon, N.A. with 36.9% and Washington Federal Savings & Loan Association with 12.4%) and the other three borrowers each holding less than 10%. As of September 30, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 25 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 20 months.

We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 12 for additional information on borrowers holding 10% or more of our outstanding capital stock.

Prepayment Fees

We record prepayment fees received from members on prepaid advances net of any fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $8.7 million and $47.7 million for the three and nine months ended September 30, 2010, and $3.4 million and $9.2 million for the same periods in 2009.

Note 6—Mortgage Loans Held for Portfolio, Net

The following tables summarize our mortgage loans held for portfolio as of September 30, 2010 and December 31, 2009.

	As of	As of
Mortgage Loans Held for Portfolio, Net	September 30, 2010	December 31, 2009
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$448,639	$558,390
Fixed interest-rate, long-term*, single-family	3,095,006	3,541,618
Total loan principal	3,543,645	4,100,008
Premiums	19,013	37,068
Discounts	(17,006)	(30,255)
Mortgage loans held for portfolio, before allowance for credit losses	3,545,652	4,106,821
Less: Allowance for credit losses on mortgage loans	1,794	626
Total mortgage loans held for portfolio, net	$3,543,858	$4,106,195

*	Medium-term is defined as a term of 15 years or less while long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	September 30, 2010	December 31, 2009
(in thousands)
Government-guaranteed/insured	$153,470	$172,966
Conventional	3,390,175	3,927,042
Total loan principal	$3,543,645	$4,100,008

Our allowance for credit losses represents management's estimate of the probable losses inherent in our mortgage loans held for portfolio. As a part of our quarterly review, we determined that the credit enhancement provided by our members in the form of the lender risk account and our existing allowance for credit losses on mortgage loans was sufficient to absorb the expected credit losses on our mortgage loan portfolio. The following table summarizes our allowance for credit losses for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Allowance for Credit Losses on Mortgage Loans	2010	2009	2010	2009
(in thousands)
Balance at beginning of period	$1,794	$257	$626	$—
Provision for credit losses	—	14	1,168	271
Balance at end of period	$1,794	$271	$1,794	$271

The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to “AA-," and we are continuing to explore alternatives to do so.

As of September 30, 2010, we had 40 conventional mortgage loans totaling $7.5 million on nonaccrual status and no individually impaired mortgage loans. As of December 31, 2009, we had 27 conventional mortgage loans totaling $5.4 million on nonaccrual status and no individually impaired mortgage loans. Mortgage loans, other than those included in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2010 and December 31, 2009, 11 and 14 mortgage loans totaling $1.3 million and $1.7 million were classified as real estate owned and recorded in other assets.

As of September 30, 2010 and December 31, 2009, approximately 87.4% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 12.

As a result of the Consent Arrangement, we have agreed not to purchase mortgage loans under the acquired member asset program. For further detail on the Consent Arrangement, see Note 9.

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

•	mitigate the adverse earnings effects of the shortening or extension of expected lives of certain assets (e.g., mortgage-related assets) and liabilities;

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	enhance our overall asset/liability management.
Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of statement of condition exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We use the following types of derivatives in our interest-rate risk management:

•	interest-rate swaps;

•	swaptions; and

•	interest-rate caps and floors.
Interest-rate swaps are generally used to manage interest-rate exposures while swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.

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

We define our "maximum counterparty credit risk" as the estimated cost of replacing interest-rate exchange agreements in net asset positions, assuming the counterparty defaults and the related collateral, if any, is of no value to us. The determination of maximum counterparty credit risk excludes circumstances where our pledged collateral to a counterparty exceeds our net position.

As of September 30, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $33.2 million and $11.9 million, including $21.8 million and $6.2 million of net accrued interest receivable. We held cash collateral of $23.6 million and $8.3 million from our counterparties for net credit risk exposures of $10.5 million and $3.6 million as of September 30, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of September 30, 2010 or December 31, 2009. Our maximum counterparty credit risk varies based upon outstanding balances with counterparties and associated agreed upon collateral delivery levels. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions. See Note 11 for information concerning nonperformance risk valuation adjustments.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit rating agencies. If the FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of September 30, 2010, the FHLBank System's consolidated obligations were rated “Aaa/P-1” by Moody's and “AAA/A-1+” by S&P. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2010 was $296.9 million, for which we have posted collateral of $59.7 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $87.4 million of collateral to our derivative counterparties as of September 30, 2010.

In 2008, as a result of the bankruptcy of Lehman Brothers Holdings Inc. (LBHI), we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. In June 2010, as a result of negotiations with the bankruptcy administrator for LBSF and market indications of sales of Lehman receivables to third parties, we reduced our allowance for credit losses on receivables by $3.9 million. During the third quarter of 2010, the Seattle Bank and the bankruptcy administrator for LBHI concluded that the agreed-upon amount of the Seattle Bank's claim is $10.1 million. Based on market prices for the sale of claims on LBHI, as of September 30, 2010, we continue to estimate the probable amount that will be realized on the receivable is $3.9 million.

We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$36,513,549	$383,972	$647,306
Interest-rate caps or floors	20,000	171	—
Total derivatives designated as hedging instruments	36,533,549	384,143	647,306
Derivatives not designated as hedging instruments:
Interest-rate swaps	201,500	1,447	1,077
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	401,500	1,447	1,077
Total derivatives before netting and collateral adjustments:	$36,935,049	385,590	648,383
Netting adjustments (1)		(351,477)	(351,477)
Cash collateral and related accrued interest		(23,574)	(59,655)
Total netting and collateral adjustments		(375,051)	(411,132)
Derivative assets and derivative liabilities as reported on the statement of condition		$10,539	$237,251

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4	—
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments:
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47	—
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments:	$39,379,245	240,000	587,519
Netting adjustments (1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Total netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $26.0 million and $212.0 million of range consolidated obligation bonds as of September 30, 2010 and December 31, 2009 were net liabilities of $225,000 and $148,000 and are not reflected in the tables above.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$6,238	$1,998	$25,690	$(9,278)
Total net gain (loss) related to fair value hedge ineffectiveness	6,238	1,998	25,690	(9,278)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(2)	(10)	15	(6)
Interest-rate caps or floors	—	(36)	(47)	(147)
Net interest settlements	1,909	604	9,629	1,039
Intermediary transactions:
Interest-rate swaps	—	(3)	—	(21)
Total net gain related to derivatives not designated as hedging instruments	1,907	555	9,597	865
Net gain (loss) on derivatives and hedging activities	$8,145	$2,553	$35,287	$(8,413)

The following table presents, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(30,168)	$31,377	$1,209	$(54,706)
AFS securities	(9,658)	13,529	3,871	(7,283)
Consolidated obligation bonds	109,766	(108,314)	1,452	56,183
Consolidated obligation discount notes	1,289	(1,583)	(294)	542
Total	$71,229	$(64,991)	$6,238	$(5,264)

	For the Three Months Ended September 30, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(20,488)	$18,792	$(1,696)	$(89,708)
Consolidated obligation bonds	54,897	(52,526)	2,371	64,836
Consolidated obligation discount notes	(3,636)	4,959	1,323	10,065
Total	$30,773	$(28,775)	$1,998	$(14,807)

	For the Nine Months Ended September 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(61,236)	$59,839	$(1,397)	$(196,299)
AFS securities	(15,924)	20,022	4,098	(8,775)
Consolidated obligation bonds	350,285	(327,379)	22,906	193,525
Consolidated obligation discount notes	(1,267)	1,350	83	3,234
Total	$271,858	$(246,168)	$25,690	$(8,315)

	For the Nine Months Ended September 30, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) on Derivatives	Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(10,560)	$4,847	$(5,713)	$(217,953)
Consolidated obligation bonds	(213,529)	207,445	(6,084)	181,597
Consolidated obligation discount notes	(562)	3,081	2,519	19,016
Total	$(224,651)	$215,373	$(9,278)	$(17,340)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month London Interbank Offered Rate (LIBOR) (see Note 11). As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three months ended June 30, 2010 reflected an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of September 30, 2010 and are expected to continue to remain effective prospectively.

Note 8—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2010 and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $806.0 billion and $930.6 billion as of September 30, 2010 and December 31, 2009.

The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Discount Notes

Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of September 30, 2010 and December 31, 2009.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of September 30, 2010	$14,014,461	$14,015,895	0.14
As of December 31, 2009	$18,501,642	$18,502,949	0.23

*	Represents an implied rate.

Consolidated Obligation Bonds

Redemption Terms

The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$13,451,245	0.71	$11,264,000	1.12
Due after one year through two years	5,327,550	1.53	3,656,595	1.81
Due after two years through three years	3,332,000	2.56	4,894,000	2.55
Due after three years through four years	2,702,500	3.05	2,772,000	3.10
Due after four years through five years	3,100,500	1.72	2,297,500	3.74
Thereafter	4,649,770	4.29	4,794,270	5.01
Total par value	32,563,565	1.84	29,678,365	2.46
Premiums	9,412		11,388
Discounts	(21,630)		(25,095)
Hedging adjustments	409,927		97,571
Total	$32,961,274		$29,762,229

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. The following table summarizes our consolidated obligation bonds outstanding that were transferred from other FHLBanks as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Other FHLBanks' Consolidated Obligations	Par Value	Original Net Premium (Discount)	Par Value	Original Net Premium (Discount)
(in thousands)
Transfers In:
FHLBank of Chicago	$993,000	$(18,572)	$1,014,000	$(18,462)
Total	$993,000	$(18,572)	$1,014,000	$(18,462)

We transferred no consolidated obligation bonds to other FHLBanks during the nine months ended September 30, 2010 or 2009.

Our consolidated obligation bonds outstanding consisted of the following as of September 30, 2010 and December 31, 2009.

	As of	As of
Par Value of Consolidated Obligation Bonds	September 30, 2010	December 31, 2009
(in thousands)
Non-callable	$21,341,565	$18,727,565
Callable	11,222,000	10,950,800
Total par value	$32,563,565	$29,678,365

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of September 30, 2010 and December 31, 2009.

	As of	As of
Term-to-Maturity or Next Call Date	September 30, 2010	December 31, 2009
(in thousands)
Due in one year or less	$22,502,245	$21,689,800
Due after one year through two years	4,597,550	1,875,795
Due after two years through three years	1,892,000	1,674,000
Due after three years through four years	1,077,500	1,217,000
Due after four years through five years	420,500	927,500
Thereafter	2,073,770	2,294,270
Total par value	$32,563,565	$29,678,365

Interest-Rate Payment Terms

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$22,941,565	70.4	$23,772,365	80.1
Step-up	4,546,000	14.0	4,160,000	14.0
Variable	4,850,000	14.9	1,569,000	5.3
Capped variable	200,000	0.6	—	—
Range	26,000	0.1	177,000	0.6
Total par value	$32,563,565	100.0	$29,678,365	100.0

Note 9—Capital

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance
September 30, 2010	$158,864	$2,639,495
December 31, 2009	$158,864	$2,637,330

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

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional capital stock. For the nine months ended September 30, 2010, these transfers, which were transacted at par value of $100 per share, totaled $2.6 million.

Dividends

As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future.

Capital Requirements

We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: (1) risk-based capital, (2) total capital, and (3) leverage capital. First, under the risk-based capital requirement, we must maintain at all times permanent capital, defined as Class B capital stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. Second, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, we are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (a) permanent capital weighted by a 1.5 multiplier plus (b) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,763,443	$2,716,330	$2,158,493	$2,690,227
Total capital-to-assets ratio	4.00%	5.76%	4.00%	5.58%
Total regulatory capital	$1,996,561	$2,875,194	$2,043,779	$2,849,091
Leverage capital-to-assets ratio	5.00%	8.48%	5.00%	8.21%
Leverage capital	$2,495,701	$4,233,359	$2,554,724	$4,194,205

Capital Classification, Stipulation and Consent, and Consent Order

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

In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory or discretionary restrictions, including limitations on asset growth and business activities. In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009, and in subsequent months worked, with the Finance Agency on the plan, and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010.

On October 25, 2010, the Seattle Bank entered into a Stipulation and Consent with the Finance Agency, relating to the Consent Order dated and effective October 25, 2010 as issued by the Finance Agency to the Seattle Bank. (The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement.) The Consent Arrangement, among other things, constitutes the Seattle Bank's capital restoration plan and fulfills the Finance Agency's April 19, 2010, request of the Seattle Bank for a business plan.

The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements (identified below). It also provides that following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the filing of the Seattle Bank’s second quarter 2011 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC)) and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, after we achieve and maintain certain other financial and operational metrics, remediate certain concerns, and return to a “safe and sound” condition as determined by the Finance Agency, we may again be in position to redeem certain capital stock from members and begin paying dividends. Capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval.

The Finance Agency will continue to deem the Seattle Bank “undercapitalized” under the Finance Agency’s PCA rule at least through the Stabilization Period unless the Finance Agency takes additional action. The Consent Arrangement clarifies the steps we must take to improve our capital classification, and we will be working closely with the Finance Agency as we develop and implement our plans to address the requirements of the Consent Arrangement.

The Consent Order provides:

•	Oversight – The Board will monitor our adherence to the Consent Order and provide related reports to the Finance Agency as requested.

•
Asset Improvement Program – We may not resume purchasing mortgage loans under the acquired member asset program. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our assets, which satisfy requirements the Finance Agency may provide; and (3) collateral risk management policies, which satisfy requirements the Finance Agency may provide.

•
Capital Adequacy and Retained Earnings – We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with capital restoration and retained earnings plans approved by the Finance Agency and prior written approval of the Finance Agency.

•
Risk Management – Within 45 days of the Consent Order, the Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of which engagement must be acceptable to the Finance Agency. The consultant’s report must be provided to the Board and the Finance Agency within 90 days of the consultant’s engagement.

•
Senior Management – We will not take personnel action regarding compensation or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency.

•	Remediation of Examination Findings – We will remediate the findings of the Finance Agency’s 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•
Compensation Practices – We will not pay executive officers any incentive-based compensation awards without the Finance Agency’s prior written approval. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

•	Information Technology – We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency. Notwithstanding the Consent Arrangement, the Finance Agency is not prevented from taking any other action affecting the Seattle Bank that the Finance Agency deems appropriate in fulfilling its supervisory responsibilities.

 Capital Concentration

As of both September 30, 2010 and December 31, 2009, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock

Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the nine months ended September 30, 2010 or 2009 because we did not declare dividends during 2010 or 2009. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statement of cash flows.

As of September 30, 2010 and December 31, 2009, we had $971.9 million and $920.2 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of September 30, 2010 and December 31, 2009, we had $32.4 million and $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase & Co., a non-member.

The number of shareholders holding mandatorily redeemable capital stock was 60 and 34 as of September 30, 2010 and December 31, 2009.

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

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activities (i.e., outstanding advances or MPP mortgage loans) have matured; therefore, actual excess stock may vary from amounts listed in the table below. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval until, among other things, the Stabilization Period is complete.

	As of September 30, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$27,043	$149,937	$26,346	$62,302
Less than one year	5,367	3,259	—	59,332
One year through two years	—	13,545	—	2,994
Two years through three years	—	7,012	—	13,544
Three years through four years	—	770,965	—	757,648
Four years through five years	—	27,142	—	24,361
Total	$32,410	$971,860	$26,346	$920,181

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

Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock

As of September 30, 2010 and December 31, 2009, 70 and 48 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. During the nine months ended September 30, 2010 and 2009, Seattle Bank members requested redemptions totaling $953,000 and $4.3 million of Class B capital stock. Seattle Bank members requested no Class A capital stock redemptions for the nine months ended September 30, 2010 and Class A capital stock redemptions totaling $2.0 million for the nine months ended September 30, 2009.

The following table shows the amount of outstanding Class B capital stock redemption requests by year of scheduled redemption as of September 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

Class B Capital Stock - Voluntary Redemptions by Date	As of September 30, 2010	As of December 31, 2009
(in thousands)
Less than one year	$45,295	$65,163
One year through two years	65,871	11,482
Two years through three years	49,096	67,511
Three years through four years	4,280	45,897
Four years through five years	21,005	24,331
Total	$185,547	$214,384

Accumulated Other Comprehensive Loss

The following table provides information regarding the components of AOCL for the nine months ended September 30, 2010 and 2009.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$—	$—	$(2,939)
Cumulative-effect adjustment relating to new OTTI guidance	—	(293,415)	—	(293,415)
OTTI PLMBS:
Non-credit portion of OTTI loss	—	(1,160,512)	—	(1,160,512)
Reclassification of non-credit portion of OTTI loss on securities transferred from HTM to AFS	—	692,000	(692,000)	—
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss	—	183,858	—	183,858
Accretion of non-credit portion of OTTI loss	—	169,884	—	169,884
Subsequent unrealized changes in fair value	—	—	108,243	108,243
Pension benefits	(649)	—	—	(649)
Balance, September 30, 2009	$(3,588)	$(408,185)	$(583,757)	$(995,530)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	3,592	3,592
OTTI PLMBS:
Non-credit portion of OTTI loss	—	(203,242)	—	(203,242)
Reclassification of non-credit portion of OTTI loss on securities transferred from HTM to AFS	—	227,778	(227,778)	—
Reclassification adjustment into earnings relating to non-credit portion of OTTI loss	—	9,002	68,794	77,796
Accretion of non-credit portion of OTTI loss	—	34,885	—	34,885
Subsequent unrealized changes in fair value	—	—	225,286	225,286
Pension benefits	182	—	—	182
Balance, September 30, 2010	$(2,916)	$(140,869)	$(626,532)	$(770,317)

Note 10—Employer Retirement Plans

The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2010	2009	2010	2009
(in thousands)
Service cost	$28	$79	$233	$239
Interest cost	22	74	227	221
Amortization of prior service cost	61	39	195	118
Amortization of net gain	(72)	—	(72)	—
Total	$39	$192	$583	$578

Note 11—Fair Value Measurement

The Seattle Bank records derivative assets and liabilities, AFS securities, and rabbi trust assets (included in other assets), at fair value on the statement of condition. In addition, certain other assets, such as HTM securities and real estate owned, are measured at fair value on a non-recurring basis, as detailed below. The fair value amounts have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of September 30, 2010 and December 31, 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table included in this Note does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

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

Level 2 — instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives and non-PLMBS AFS securities as Level 2 assets and liabilities.

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

For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three and nine months ended September 30, 2010.

Valuation Techniques and Significant Inputs

Outlined below are our valuation methodologies that involve Level 3 measurements or that have changed significantly since December 31, 2009. See Note 18 in our 2009 Audited Financial Statements in our 2009 annual report on Form 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.

Investment Securities — MBS

For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2010, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of September 30, 2010 fell within Level 3 of the fair value hierarchy.

Derivative Assets and Liabilities

The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Interest-related derivatives use the LIBOR swap curve and market-based expectations of future interest rate volatility implied from current market prices for similar options. In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. We will continue to monitor market conditions and their potential effects on our fair value measurements for derivatives and related hedged items. In addition, the fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.

Fair Value on a Recurring Basis

The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment *
(in thousands)
AFS Securities:
PLMBS	$1,366,186	$—	$—	$1,366,186	$—
TLGP securities	6,285,150	—	6,285,150	—	—
GSE obligations	4,127,404	—	4,127,404	—	—
Derivative assets (interest-rate related)	10,539	—	385,590	—	(375,051)
Other assets (rabbi trust)	3,300	3,300	—	—	—
Total assets at fair value	$11,792,579	$3,300	$10,798,144	$1,366,186	$(375,051)
Derivative liabilities (interest-rate related)	$(237,251)	$—	$(648,383)	$—	$411,132
Total liabilities at fair value	$(237,251)	$—	$(648,383)	$—	$411,132

	As of December 31, 2009
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment *
(in thousands)
AFS Securities:
PLMBS	$976,870	$—	$—	$976,870	$—
Derivative assets (interest-rate related)	3,649	—	240,000	—	(236,351)
Other assets (rabbi trust)	3,704	3,704	—	—	—
Total assets at fair value	$984,223	$3,704	$240,000	$976,870	$(236,351)
Derivative liabilities (interest-rate related)	$(300,030)	$—	$(587,519)	$—	$287,489
Total liabilities at fair value	$(300,030)	$—	$(587,519)	$—	$287,489

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and September 30, 2009.

	AFS PLMBS
	For the Nine Months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2010	2009
(in thousands)
Balance, beginning of period	$976,870	$—
Transfers from HTM to AFS securities (1)	334,125	664,728
OTTI credit loss recognized in earnings	(68,894)	—
Unrealized gains or (losses) in AOCL	279,933	—
Settlements	(155,848)	—
Balance as of end of period	$1,366,186	$664,728

(1)
In the nine months ended September 30, 2010 and September 30, 2009, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a total fair value of $334.1 million and $664.7 million at the time of transfers. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer.

Fair Value on a Non-Recurring Basis

We measure real estate owned and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded no HTM securities at fair value as of September 30, 2010. We recorded certain HTM securities at fair value as of September 30, 2009.

The HTM securities shown in the table below had carrying values prior to impairment of $303.8 million as of December 31, 2009. The tables exclude impaired securities where the carrying value is less than fair value as of September 30, 2010 and December 31, 2009. Additionally, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.

The following table presents, by hierarchy level, real estate owned and HTM securities for which a non-recurring change in fair value has been recorded as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
Non-Recurring Fair Value Measurements	Total	Level 2
(in thousands)
Real estate owned	$1,337	$1,337
Total assets at fair value	$1,337	$1,337

	As of December 31, 2009
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$194,127	$—	$194,127
Real estate owned	1,732	1,732	—
Total assets at fair value	$195,859	$1,732	$194,127

Fair Value Summary Table

The following table summarizes the carrying value and fair values of our financial instruments as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial Assets
Cash and due from banks	$1,163	$1,163	$731,430	$731,430
Deposit with other FHLBanks	52	52	32	32
Securities purchased under agreements to resell	8,750,000	8,750,001	3,500,000	3,500,020
Federal funds sold	3,212,380	3,212,532	10,051,000	10,051,096
AFS securities	11,778,740	11,778,740	976,870	976,870
HTM securities	7,056,194	6,993,454	9,288,906	8,884,890
Advances	15,413,951	15,559,608	22,257,026	22,368,341
Mortgage loans held for portfolio, net	3,543,858	3,776,281	4,106,195	4,251,866
Accrued interest receivable	97,481	97,481	123,586	123,586
Derivative assets	10,539	10,539	3,649	3,649
Financial Liabilities
Deposits	(330,582)	(330,586)	(339,800)	(339,801)
Consolidated obligations, net:
Discount notes	(14,014,461)	(14,013,147)	(18,501,642)	(18,501,216)
Bonds	(32,961,274)	(33,486,193)	(29,762,229)	(30,095,231)
Mandatorily redeemable capital stock	(1,004,270)	(1,004,270)	(946,527)	(946,527)
Accrued interest payable	(126,354)	(126,354)	(207,842)	(207,842)
Derivative liabilities	(237,251)	(237,251)	(300,030)	(300,030)
Other:
Commitments to extend credit for advances	(591)	(591)	(649)	(649)
Commitments to issue consolidated obligations	—	3,369	—	8,938

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

The following tables set forth significant outstanding balances and the corresponding income effect as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 with respect to transactions with related parties.

	As of	As of
Balances with Related Parties	September 30, 2010	December 31, 2009
(in thousands)
Assets
Securities purchased under agreements to resell	$750,000	$500,000
Federal funds sold	100,000	—
AFS securities	2,905,784	454,457
HTM securities	515,587	846,041
Advances (par value)	5,938,706	9,790,069
Mortgage loans held for portfolio	3,103,192	3,593,551
Liabilities and Capital
Deposits	36,796	16,641
Mandatorily redeemable capital stock	790,764	790,764
Class B capital stock	738,896	737,698
Class A capital stock	4,784	4,784
Other comprehensive loss - non-credit OTTI	(326,658)	(357,737)
Notional amount of derivatives	6,953,205	12,198,343

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Income and Expense with Related Parties	2010	2009	2010	2009
(in thousands)
Income
Advances, net *	$6,064	$111,142	$21,982	$357,101
Securities purchased under agreements to resell	493	1,344	2,221	3,874
Federal funds sold	188	120	361	272
AFS securities	4,376	4,853	9,582	4,853
HTM securities	3,440	1,681	11,966	20,909
Mortgage loans held for portfolio	41,820	47,106	128,457	157,505
Net OTTI credit loss	(2,788)	(57,422)	(41,045)	(118,438)
Total	53,593	108,824	133,524	426,076
Expense
Deposits	6	6	11	22
Total	6	6	11	22

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks

From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. The following table summarizes our loans to or from other FHLBanks, including principal amounts loaned and repaid and interest earned and paid, during the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Loans from/to Other FHLBanks and Related Interest	2010	2009	2010	2009
(in thousands)
Loans from the Seattle Bank:
Principal loaned	$110,000	$—	$275,000	$—
Principal repaid	110,000	—	275,000	—
Interest income earned	1	—	2	—
Loans to the Seattle Bank:
Principal loaned	—	32,000	—	332,000
Principal repaid	—	32,000	—	332,000
Interest income paid	—	—	—	1

In addition, as of September 30, 2010 and December 31, 2009, $52,000 and $32,000 was on deposit with the Federal Home Loan Bank of Chicago, for shared FHLBank System expenses.

We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 8.

Note 13—Commitments and Contingencies

Commitments that legally bind us for additional advances totaled $4.4 million and $6.5 million as of September 30, 2010 and December 31, 2009. Commitments generally are for periods up to 12 months.

The following table summarizes our outstanding standby letters of credit as of September 30, 2010 and December 31, 2009.

	As of	As of
Outstanding Standby Letters of Credit	September 30, 2010	December 31, 2009
(in thousands, except years)
Outstanding notional:	$579,550	$932,910
Original terms	25 days to 8.5 years	20 days to 7.5 years
Final expiration year	2012	2012
Commitment notional:	$18,000	$50,000
Original terms	2 years	2 years
Final expiration year	2012	2010

Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.

We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities' bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. Currently, the bond purchase commitment we have entered into expires in May 2011, although it is renewable at our option. Total commitments for standby bond purchases were $44.7 million and $48.7 million as of September 30, 2010 and December 31, 2009, with one state housing authority. Based on our analysis as of September 30, 2010, we do not consider it necessary to have an allowance for credit losses on these agreements.

As of September 30, 2010 and December 31, 2009 we had $500.0 million and $875.0 million in agreements outstanding to issue consolidated obligation bonds. We had $1.1 billion in unsettled agreements to enter into consolidated obligation discount notes as of September 30, 2010 and no such agreements as of December 31, 2009. We had unsettled interest-rate exchange agreements with a notional of $345.0 million and $525.0 million as of September 30, 2010 and December 31, 2009.

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

Note 14—Subsequent Events

On October 25, 2010, the Seattle Bank entered into a Stipulation and Consent Order dated October 25, 2010, with the Finance Agency, relating to the Consent Order dated October 25, 2010 issued by the Finance Agency to the Seattle Bank. See Note 9 for additional information.

On October 25, 2010, Richard M. Riccobono resigned from his positions as President and Chief Executive Officer of the Seattle Bank, effective immediately. As a result of this resignation, we recorded severance expense of $554,000 in October 2010, based on the terms of Mr. Riccobono's employment agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

Unless otherwise stated, amounts disclosed in this report represent values rounded to the nearest thousand. Amounts used to calculate changes are based on numbers in thousands. Accordingly, recalculations based upon other disclosed amounts (e.g., millions or billions) may not produce the same results.

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

Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) dated October 25, 2010 relating to the Consent Order, dated and effective October 25, 2010, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from our failure to successfully implement the requirements of the Consent Arrangement;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or transact business with us due to, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our "undercapitalized" classification, our inability to redeem or repurchase capital stock or pay dividends, more attractive funding alternatives, or pending litigation adverse to the interests of certain potential or existing members;

•
adverse changes in credit quality, market prices, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), due to among other things, foreclosure moratoria on collateral currently in default and uncertainty about completed foreclosures, and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•	significant changes in our members' businesses resulting from, among other things, decreased customer lending and increased retail customer deposits, that could reduce their demand for advances;

•
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions affecting the Seattle Bank or another Federal Home Loan Bank (FHLBank) that could result in member or non-member shareholders recording impairment charges on their Seattle Bank capital stock;

•	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances, which could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

•
our failure to identify, manage, mitigate, or remedy risks that could negatively affect our operations, including, among others, operations, credit, and collateral risk management, information technology initiatives (such as the outsourcing of our information technology functions), and internal controls;

•	rating agency actions affecting the Seattle Bank or the Federal Home Loan Bank System (FHLBank System);

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform, centralized derivative clearing, or other legislation, that could, among other things, result in modification of the terms or principal balances of mortgage loans that we own or that collateralize our mortgage-backed securities (MBS), or more generally affect the capital and credit markets;

•	adverse changes in investor demand for consolidated obligations or increased competition from other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities;

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

Overview

This discussion and analysis reviews our financial condition as of September 30, 2010 and December 31, 2009 and our results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with our unaudited financial statements and related condensed notes for the three and nine months ended September 30, 2010 in “Part I. Item 1. Financial Statements” in this report and with our audited financial statements and related notes for the years ended December 31, 2009, 2008, and 2007 (2009 Audited Financial Statements) included in our 2009 annual report on Form 10-K.

Our financial condition as of September 30, 2010 and our results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2010 or for any other future dates or periods.

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

Market Conditions

The U.S. economy continued its slow recovery during the third quarter of 2010, although persistent unemployment, high levels of residential and commercial mortgage delinquencies and foreclosures, and uncertainty regarding the effectiveness of stimulus efforts by the Federal Reserve and the U.S. government continued to negatively impact the recovery. The ongoing pressure on housing prices from high inventories of unsold properties and the impact of current and forecasted borrower defaults continued to negatively impact the credit quality of PLMBS, which contributed to further recognition of OTTI charges by a number of financial institutions, including the Seattle Bank.

Although some financial institutions experienced improved capital levels and earnings during the third quarter of 2010, many Seattle Bank members continued to report weak earnings or losses and high levels of non-performing assets. As a result, a number of these financial institutions maintained or further reduced asset levels as they attempted to strengthen their capital positions. This, in combination with continued high levels of retail customer deposits and low lending levels, has in turn resulted in continuing weak advance demand and reduced advance balances at the Seattle Bank and across the FHLBank System. Further, 18 members of the Seattle Bank have been merged, acquired, or closed by the FDIC or the National Credit Union Administration (NCUA) to date in 2010, with additional mergers, acquisitions, or closures projected for the remainder of the year, which has negatively impacted, and could further negatively impact, our advance demand.

Financial Results and Condition

As of September 30, 2010, we had total assets of $49.9 billion, total outstanding regulatory capital stock (which includes mandatorily redeemable capital stock) of $2.8 billion, and retained earnings of $76.8 million, compared to total assets of $51.1 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $52.9 million as of December 31, 2009. Our asset mix changed significantly during the first nine months of 2010. Our outstanding advances declined to $15.4 billion as of September 30, 2010, from $22.3 billion as of December 31, 2009, primarily due to the maturing and prepayment of advances outstanding to members and former members and lower advance demand across our membership. Further, because we are currently unable to redeem or repurchase capital stock or declare dividends due to our continued capital classification of “undercapitalized,” we leveraged our capital not currently required to support advances by increasing our investments during the first nine months of 2010. This use of capital allowed us to generate interest income on outstanding capital. Between December 31, 2009 and September 30, 2010, we shifted a significant portion of our investment portfolio from unsecured short-term instruments to secured or implicitly/explicitly U.S. government guaranteed short- or longer-term instruments. For example, we significantly reduced our unsecured short-term investments with domestic branches of foreign counterparties in favor of purchasing Temporary Liquidity Guarantee Program (TLGP), U.S. agency, and GSE securities and securities purchased under agreements to resell. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand from members, we can use the newly purchased longer-term securities as collateral in short-term borrowing transactions. Further, we have classified the newly purchased longer-term securities as available for sale (AFS), which allows us to sell the securities should the need arise.

We recorded net income of $9.7 million and $23.9 million for the three and nine months ended September 30, 2010, an increase of $103.5 million and $168.3 million from net losses of $93.8 million and $144.3 million for the same periods in 2009. The improvements in net income were primarily due to lower additional credit-related charges recorded on PLMBS classified as other-than-temporarily impaired. We recorded $15.6 million and $82.1 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2010, compared to $130.1 million and $263.5 million for the same periods in 2009. The additional losses were due to revised assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities. Net income for the three and nine months ended September 30, 2010, was also favorably impacted by $8.1 million and $35.3 million of net gains primarily related to fair value hedges of some of our AFS investments, advances, and consolidated obligations. Net interest income after provision for credit losses on mortgage loans held for portfolio declined to $41.9 million and $132.1 million for the three and nine months ended September 30, 2010, from $47.9 million and $170.1 million for the same periods in 2009. While favorably impacted by improved debt funding costs, net interest income for the three and nine months ended September 30, 2010, was negatively impacted by lower advance volumes, a declining balance in mortgage loans held for portfolio, and lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment.

We could continue to recognize additional OTTI losses on our PLMBS if, among other things, actual or forecasted delinquency, foreclosure, or loss severity rates on mortgages increase beyond our current expectations, residential real estate values continue to decline beyond our forecasted levels, mortgage loan servicing practices deteriorate, voluntary prepayments decline, or the collateral supporting our securities becomes part of one or more loan modification programs. If additional OTTI losses are taken, they could further negatively impact our earnings, other comprehensive loss, and regulatory and total capital, as well as our compliance with regulatory requirements. The majority of the total OTTI losses we have recorded to date have been related to non-credit factors, and we currently expect to recover the non-credit portion of the OTTI losses over the terms of our 44 other-than-temporarily impaired securities. Non-credit OTTI losses, which totaled $771.0 million and $905.7 million as of September 30, 2010 and December 31, 2009, are recorded in accumulated other comprehensive loss (AOCL) on our statements of condition. See “—Financial Condition—Investments,” Notes 4 and 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report for more information.

Credit concerns and the continued modest level of activity in the PLMBS market since mid-2007 have had a significant net unfavorable impact on the fair value of our assets and liabilities, particularly our PLMBS collateralized by Alt-A mortgage loans. As of September 30, 2010 and December 31, 2009, the net unrealized market value losses on our entire portfolio of assets and liabilities were $204.7 million and $479.5 million, which, in accordance with generally accepted accounting principles (GAAP), are not reflected in our financial position and operating results.

We believe the condition of the U.S. economy will continue to affect and be affected by the weak U.S. residential and commercial real estate markets and consumer credit issues, at least through 2011. Seattle Bank advances have served and are expected to continue to serve as an important source of liquidity for many of our members as they work through the difficult economic climate. Going forward, we expect to continue to manage our business to meet our members' liquidity and funding needs in varying market conditions and to maintain our access to the capital markets and strong liquidity position. The actions we have taken and may take to meet our members' needs and the specific requirements and restrictions of the Consent Arrangement, as detailed further below, however, may adversely impact our financial condition and results of operations. In addition, we continue to monitor the impact of legislative, regulatory, and membership changes, and we believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Recent Developments

On October 25, 2010, Richard M. Riccobono resigned from his positions as President and Chief Executive Officer of the Seattle Bank, effective immediately. The Board appointed Steven R. Horton, the Seattle Bank’s current Senior Vice President, Chief Operating Officer, as Acting President and Chief Executive Officer, effective immediately upon Mr. Riccobono’s resignation. The Seattle Bank is undertaking a search for a permanent President and Chief Executive Officer. See our current report on Form 8-K filed with the SEC on October 25, 2010 for additional information.

On October 25, 2010, the Seattle Bank entered into a Stipulation and Consent with the Finance Agency, relating to the Consent Order dated and effective October 25, 2010 as issued by the Finance Agency to the Seattle Bank. (The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement.) The Consent Arrangement, among other things, constitutes the Seattle Bank's capital restoration plan and fulfills the Finance Agency's April 19, 2010, request of the Seattle Bank for a business plan.

The Consent Arrangement sets forth requirements for capital management, asset composition, and other operations and risk management improvements. It also provides that, following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the filing of the Seattle Bank's second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC)), and once the Seattle Bank reaches and maintains certain thresholds, the Seattle Bank may begin repurchasing member capital stock at par. Further, the Seattle Bank may again be in position to redeem certain capital stock from members and begin paying dividends once the Seattle Bank:

▪	Achieves and maintains certain other financial and operational metrics;

▪
Remediates certain concerns regarding its oversight and management, asset improvement program, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

▪	Returns to a "safe and sound" condition as determined by the Finance Agency.

Capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval.

The Finance Agency will continue to deem the Seattle Bank "undercapitalized" under the Finance Agency's Prompt Corrective Action (PCA) rule at least through the Stabilization Period unless the Finance Agency takes additional action.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency. Notwithstanding the Consent Arrangement, the Finance Agency is not prevented from taking any other action affecting the Seattle Bank that the Finance Agency deems appropriate in fulfilling its supervisory responsibilities.

See "—Capital Resources and Liquidity—Capital Resources—Capital Classification, Stipulation and Consent, and Consent Order " for further description of the Consent Arrangement.

The following table presents selected financial data for the Seattle Bank for the periods indicated.

Selected Financial Data	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
(in millions, except ratios)
Statements of Condition (at period end)
Total assets	$49,914	48,104	$51,822	$51,094	$54,087
Investments (1)	30,797	25,719	27,896	23,817	24,717
Advances	15,414	18,467	19,865	22,257	24,908
Mortgage loans held for portfolio, net (2)	3,544	3,760	3,924	4,107	4,293
Deposits and other borrowings	331	343	371	340	285
Consolidated obligations, net:
Discount notes	14,015	11,359	17,467	18,502	21,678
Bonds	32,961	33,933	30,734	29,762	29,754
Total consolidated obligations, net	46,976	45,292	48,201	48,264	51,432
Mandatorily redeemable capital stock	1,004	953	948	946	942
Affordable Housing Program (AHP) payable	8	7	8	9	10
Resolution Funding Corporation (REFCORP) payable (receivable)	(14)	(16)	(18)	(20)	(20)
Capital stock:
Class A capital stock - putable	127	133	133	133	135
Class B capital stock - putable	1,667	1,712	1,715	1,717	1,718
Total capital stock	1,794	1,845	1,848	1,850	1,853
Retained earnings	76	66	58	52	70
Accumulated other comprehensive loss	(770)	(822)	(855)	(909)	(996)
Total capital	1,100	1,089	1,051	993	927

Statements of Operations (for the three months ended)
Interest income	$143	$158	$148	$157	$183
Net interest income	42	49	42	45	48
Other loss	(12)	(25)	(19)	(48)	(127)
Other expense	16	12	15	14	14
Income (loss) before assessments	14	11	8	(18)	(93)
AHP and REFCORP assessments	4	3	2	—	—
Net income (loss)	10	8	6	(18)	(93)

Financial Statistics (for the three months ended)
Return on average equity	3.44%	2.93%	2.34%	(6.98)%	(43.94)%
Return on average assets	0.07%	0.06%	0.05%	(0.13)%	(0.72)%
Average equity to average assets	2.17%	2.19%	2.04%	1.91%	1.64%
Regulatory capital ratio (3)	5.76%	5.96%	5.51%	5.58%	5.30%
Net interest margin (4)	0.33%	0.39%	0.33%	0.35%	0.34%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.8 million, $1.8 million, $368,000, $626,000, and $271,000 for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, and September 30, 2009.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets.

Financial Condition

Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of September 30, 2010 declined from December 31, 2009, to $15.4 billion from $22.3 billion, and to 30.9% from 43.6%. These declines were primarily due to $5.3 billion of maturities and $1.5 billion of prepayments of advances by our members and non-members, and lower advance demand across our membership. Advances as a percentage of total assets was further impacted by an increase in our investment portfolio. The increase in our investments is primarily intended to maintain sufficient liquidity to meet members' demand for advances, as well as to generate interest income on our members' invested capital. As required by the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's assets. In the event that our advance balance does not materially increase, we expect that our investments balance will decrease over time.

The following table summarizes our major categories of assets as a percentage of total assets as of September 30, 2010 and December 31, 2009.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	September 30, 2010	December 31, 2009
(in percentages)
Advances	30.9	43.6
Investments	61.7	46.6
Mortgage loans held for portfolio	7.1	8.0
Other assets	0.3	1.8
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of September 30, 2010 and December 31, 2009.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	September 30, 2010	December 31, 2009
(in percentages)
Consolidated obligations	94.1	94.5
Deposits	0.7	0.7
Other liabilities *	3.0	2.9
Total capital	2.2	1.9
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.0% and 1.9% of total liabilities and capital as of September 30, 2010 and December 31, 2009, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of September 30, 2010 and December 31, 2009, our net unrealized market value losses were $204.7 million and $479.5 million, which, in accordance with GAAP, are not reflected in our financial position and operating results. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances

Advances decreased by 30.7%, or $6.8 billion, to $15.4 billion, as of September 30, 2010, compared to December 31, 2009. This decline primarily resulted from maturities of $5.3 billion and prepayments of $1.5 billion in advances from our members and non-members, and lower advance demand across our membership.

Our advances balance has declined from its peak of $46.3 billion in September 2008 to its current level primarily because of the following:

•
Our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase & Co., which then transferred all outstanding advances and capital stock to JPMorgan Chase Bank, N.A., a non-member institution. As of September 30, 2010, advances outstanding to this non-member institution no longer represent a material portion of the Seattle Bank's outstanding advance balance.

•
Demand across our membership for advances significantly declined, primarily due to decreased consumer loan activity, increased retail deposit levels, and members' focus on improving capital ratios and maintaining available liquidity.

•	Since the beginning of 2009, 26 members have been part of an FDIC- or NCUA-facilitated merger, acquisition, or closure, reducing our membership and lending base.

•	The credit markets and availability of liquidity have generally improved, providing additional wholesale funding options to our members.

Because a large percentage of our advances is held by a limited number of borrowers, changes in this group's borrowing decisions have affected and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

As of September 30, 2010, our top five borrowers held 65.7% of the par value of our outstanding advances, with the top two borrowers holding 49.3% (Bank of America Oregon, N.A. with 36.9% and Washington Federal Savings & Loan Association with 12.4%) and the other three borrowers each holding less than 10%. As of September 30, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 25 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted-average remaining term-to-maturity advances outstanding to these members was approximately 20 months.

Although member demand generally was for short-term advances in the first nine months of 2010, the percentage of outstanding advances maturing in one year or less significantly decreased to 31.0% as of September 30, 2010, from 56.1% as of December 31, 2009, and the balance of advances maturing between one and two years increased to 33.2% as of September 30, 2010 from 13.2% as of December 31, 2009, as some of our borrowers took out new advances with longer maturities. The percentage of fixed interest-rate advances (including certain structured advances, i.e., advances that include optionality) as a portion of our total advance portfolio decreased slightly to 86.6% as of September 30, 2010, compared to 88.0% as of December 31, 2009, reflecting our members' continued preference for fairly short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate, or LIBOR).

The following table summarizes our advance portfolio by type as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Amount	Percent of Par Value	Amount	Percent of Par Value
(in thousands, except percentages)
Fixed	$12,924,510	86.6	$19,257,384	88.0
Variable	1,621,026	10.9	2,250,492	10.3
Floating-to-fixed convertible	370,000	2.5	370,000	1.7
Total par value	$14,915,536	100.0	$21,877,876	100.0

The total weighted-average interest rate on our advance portfolio declined to 2.39% as of September 30, 2010, from 2.47% as of December 31, 2009. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing). The very low prevailing market interest rates contributed to generally lower yields on our advances across most terms-to-maturity.

The following table summarizes our advance portfolio by remaining term-to-maturity and weighted-average interest rates as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,617,172	1.62	$12,268,149	1.75
Due after one year through two years	4,947,532	1.61	2,893,358	2.67
Due after two years through three years	1,421,473	3.03	1,850,076	3.03
Due after three years through four years	454,756	3.04	1,395,149	3.11
Due after four years through five years	706,536	3.39	293,629	3.73
Thereafter	2,768,067	4.39	3,177,515	4.35
Total par value	14,915,536	2.39	21,877,876	2.47
Commitment fees	(591)		(650)
Discount on AHP advances	(10)		(70)
Discount on advances	(2,440)		(5,840)
Hedging adjustments	501,456		385,710
Total	$15,413,951		$22,257,026

Member Demand for Advances

Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate financing options relative to our advance products and pricing. Many of our members had less need for our advances, or wholesale funding in general, as they, among other things, continued their efforts to reduce asset balances and experienced increases in retail customer deposits.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended
	September 30,
Advance Pricing	2010	2009
(in percentages)
Differential pricing	90.2	92.7
Daily market-based pricing	9.5	7.3
Auction pricing	0.3	0.0
Total	100.0	100.0

For additional information on advance pricing, see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2009 and 2008—Financial Condition—Advances” in our 2009 annual report on Form 10-K.

As required by the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of total assets. Further, we will be reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements.

Credit Risk

Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2010 and December 31, 2009, we had $7.4 billion and $13.4 billion in total advances in excess of $1.0 billion per borrower outstanding to two and five borrowers.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. As of September 30, 2010 and December 31, 2009, the number of institutions on our internal credit watch list represented approximately 50% and 45% of our membership. The institutions generally are placed on our credit watch list as a result of increases in their non-performing assets, low profitability, the need for additional capital, and adverse economic conditions. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral, or require that the borrower provide additional collateral to us. Since the second half of 2008, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a number of borrowers from blanket collateral arrangements to physical possession arrangements. As of September 30, 2010, 24% of our borrowers were on the physical possession collateral arrangement, representing approximately 25% of outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. So far in 2010, 18 of our member institutions have been merged, acquired, or closed by the FDIC or NCUA. All outstanding advances to these members were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.

Borrowing capacity depends upon the type of collateral provided by a borrower and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage to take into account market conditions. As of September 30, 2010 and December 31, 2009, we had rights to collateral (loans and/or securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances. To estimate the value of the collateral, we use the unpaid balance for loans and vendor pricing services for securities. In addition, for certain members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral.

Pursuant to the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of total assets. Further, we will be reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. Further, pursuant to the Consent Arrangement, we will be engaging an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. In October 2010, we modified some of our collateral management practices, effective immediately. These changes, which require submission of more extensive documentation to support pledged collateral on physical possession, apply to existing pledged collateral as well as newly pledged collateral, and have had, and may in the future have, a significant impact on some of our members whose continued borrowing is dependent upon their compliance with the new requirements.

For additional information on advances, see Note 5 in ”Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report and “Part I. Item 1. Business—Our Business—Products and Services—Advances” in our 2009 annual report on Form 10-K.

Investments

We maintain portfolios of short- and long-term investments for liquidity purposes and to generate returns on our capital. Short-term investments generally include federal funds sold, securities purchased under agreements to resell, and certificates of deposit, while long-term investments generally include agency obligations, TLGP securities, and MBS (with maturities greater than one year). Our investment securities are classified either as AFS or held to maturity (HTM).

Historically, investment levels generally depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we will be developing and implementing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's assets. In the event that our advance balance does not materially increase, we expect that our investments balance will decrease over time.

The following table summarizes the carrying value of our investments by classification as of September 30, 2010 and December 31, 2009.

	As of	As of
Investments by Classification	September 30, 2010	December 31, 2009
(in thousands)
Federal funds sold	$3,212,380	$10,051,000
Securities purchased under agreements to resell	8,750,000	3,500,000
AFS securities:
GSE obligations	4,127,404	—
TLGP securities	6,285,150	—
Residential PLMBS	1,366,186	976,870
Total AFS securities	11,778,740	976,870
HTM securities:
Certificates of deposit	1,670,000	2,903,000
Other U.S. agency obligations	39,515	51,684
GSE obligations	389,141	593,380
State or local housing agency obligations	3,735	4,130
Residential MBS:
Other U.S. agency	185,013	4,229
GSEs	3,229,306	3,198,679
PLMBS	1,539,484	2,533,804
Total HTM securities	7,056,194	9,288,906
Total investments	$30,797,314	$23,816,776

As of September 30, 2010, our total investments increased by 29.3%, to $30.8 billion, from $23.8 billion, as of December 31, 2009. During the first nine months of 2010, we shifted a significant portion of our investment portfolio from unsecured short-term instruments, primarily federal funds sold, to secured or implicitly/explicitly U.S. government guaranteed short- or longer-term instruments. For example, we significantly reduced our unsecured short-term investments with domestic branches of foreign counterparties in favor of purchasing TLGP, U.S. agency, and GSE securities and securities purchased under agreements to resell. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand, the newly purchased longer-term securities may be used as collateral in short-term borrowing transactions. Further, we have classified the newly purchased longer-term securities as AFS, which allows us to sell the securities should the need arise. We expect that the size and composition of our investment portfolios will fluctuate based on the Seattle Bank's implementation of the Consent Arrangement, liquidity, and leverage needs, as well as advance balances and market conditions.

Our MBS investments represented 219.8% and 235.6% of our regulatory capital as of September 30, 2010 and December 31, 2009. As of both September 30, 2010 and December 31, 2009, our MBS investments included $2.0 billion in Federal Home Loan Mortgage Corporation (Freddie Mac) MBS and $1.2 billion in Federal National Mortgage Association (Fannie Mae) MBS. As of September 30, 2010, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), totaled $4.2 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments.

During 2009 and the first nine months of 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate level of credit-related OTTI losses. See Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

The following table summarizes the carrying value of our investments in GSE debt securities as of September 30, 2010 and December 31, 2009.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	September 30, 2010	December 31, 2009
(in thousands)
Freddie Mac	$2,748,975	$192,158
Fannie Mae	244,935	101,880
Federal Farm Credit Bank (FFCB)	1,182,525	—
Other	340,110	299,342
Total	$4,516,545	$593,380

Credit Risk

We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital or the issuer's total capital) or the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As of September 30, 2010, our unsecured credit exposure was $15.8 billion, primarily consisting of $3.2 billion of federal funds sold, $1.7 billion in certificates of deposit, $1.2 billion in FFCB securities, $2.7 billion in Freddie Mac securities, $247.3 million in Fannie Mae securities, and $6.3 billion in TLGP securities. As of December 31, 2009, our unsecured credit exposure was $13.6 billion, primarily consisting of $10.1 billion of federal funds sold and $2.9 billion in certificates of deposit.

Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more forms of credit protection, including subordination, excess spread, over-collateralization, and, to a much lesser extent, insurance wrap features. As required by the Consent Arrangement, we will be developing and implementing a plan for risk mitigation to address potential further declines in the credit quality of our PLMBS portfolio.

The following tables summarize the carrying value of our investments and their credit ratings as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities sold under agreements to repurchase	$—	$—	$1,250,000	$7,500,000	$—	$—	$8,750,000
Federal funds sold	—	1,936,380	1,276,000	—	—	—	3,212,380
Investment securities:
Certificates of deposit	—	259,000	1,411,000	—	—	—	1,670,000
U.S. agency obligations	4,543,524	—	—	—	—	12,536	4,556,060
State or local housing investments	—	3,735	—	—	—	—	3,735
Other	6,285,150	—	—	—	—	—	6,285,150
Total non-MBS	10,828,674	2,199,115	3,937,000	7,500,000	—	12,536	24,477,325
Residential MBS:
Other U.S. agency	185,013	—	—	—	—	—	185,013
GSEs	3,229,306	—	—	—	—	—	3,229,306
PLMBS	791,486	69,065	24,912	159,403	1,860,804	—	2,905,670
Total MBS	4,205,805	69,065	24,912	159,403	1,860,804	—	6,319,989
Total investments	$15,034,479	$2,268,180	$3,961,912	$7,659,403	$1,860,804	$12,536	$30,797,314

	As of September 30, 2010
Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
PLMBS	$118,956	$539,563	$969,763	$230,194	$2,328	$1,860,804
Total securities below investment grade	$118,956	$539,563	$969,763	$230,194	$2,328	$1,860,804

	As of December 31, 2009
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities sold under agreements to repurchase	$—	$—	$3,500,000	$—	$—	$—	$3,500,000
Federal funds sold	—	6,934,000	3,117,000	—	—	—	10,051,000
Investment securities:
Certificates of deposit	—	1,867,000	1,036,000	—	—	—	2,903,000
U.S. agency obligations	631,794	—	—	—	—	13,270	645,064
State or local housing investments	—	4,130	—	—	—	—	4,130
Total non-MBS	631,794	8,805,130	7,653,000	—	—	13,270	17,103,194
Residential MBS:
Other U.S. agency	4,229	—	—	—	—	—	4,229
GSEs	3,198,679	—	—	—	—	—	3,198,679
PLMBS	1,400,219	83,280	45,748	174,020	1,807,407	—	3,510,674
Total MBS	4,603,127	83,280	45,748	174,020	1,807,407	—	6,713,582
Total investments	$5,234,921	$8,888,410	$7,698,748	$174,020	$1,807,407	$13,270	$23,816,776

	As of December 31, 2009
Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
PLMBS	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407
Total securities below investment grade	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

 The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of September 30, 2010.

PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$473,438	$—	$—	$—	$—	$473,438
A	8,423	—	—	—	—	8,423
Total unpaid principal balance	481,861	—	—	—	—	481,861
Amortized cost basis	479,919	—	—	—	—	479,919
Gross unrealized losses	(8,892)	—	—	—	—	(8,892)
Fair value	474,502	—	—	—	—	474,502
Weighted-average percentage of fair value to unpaid principal balance	98.5	—	—	—	—	98.5
Original weighted-average credit support	2.9	—	—	—	—	2.9
Weighted-average credit support	8.1	—	—	—	—	8.1
Weighted-average collateral delinquency	2.5	—	—	—	—	2.5

PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$320,488	$—	$—	$—	$3,797	$316,691
AA	69,002	—	—	—	30,597	38,405
A	14,421	—	—	—	1,415	13,006
BBB	163,527	146,788	—	—	16,739	—
Below investment grade:
BB	214,330	—	180,768	31,446	—	2,116
B	814,600	25,277	420,260	286,854	82,209	—
CCC	1,556,364	401,139	504,027	553,120	98,078	—
CC	437,167	—	437,167	—	—	—
D	5,312	—	—	—	5,312	—
Total unpaid principal balance	3,595,211	573,204	1,542,222	871,420	238,147	370,218
Amortized cost basis	3,193,697	567,449	1,311,266	721,142	224,080	369,760
Gross unrealized losses	(925,811)	(170,656)	(439,947)	(229,574)	(71,812)	(13,822)
Fair value	2,275,455	396,793	875,150	491,827	152,593	359,092
OTTI:
Credit-related OTTI charge taken	82,066	4,582	48,137	26,355	2,992	—
Non-credit-related OTTI charge taken	125,446	58,266	94,959	(25,707)	(2,072)	—
Total OTTI charge taken	207,512	62,848	143,096	648	920	—
Weighted-average percentage of fair value to unpaid principal balance	63.3	69.2	56.8	56.4	64.1	97.0
Original weighted-average credit support	35.5	33.8	38.7	45.9	29.5	4.2
Weighted-average credit support	33.9	33.9	35.9	42.0	31.3	7.7
Weighted-average collateral delinquency	39.8	26.0	45.3	56.1	34.6	3.6

PLMBS by Year of Securitization - Subprime	Total	2008	2007		2006	2005	2004 and prior
(in thousands, except percentages)
A	$2,093	$—	$—		$—	$—	$2,093
B	963	—	—		—	—	963
Total unpaid principal balance	3,056	—	—		—	—	3,056
Amortized cost basis	3,047	—	—	—	—	—	3,047
Gross unrealized losses	(1,315)	—	—		—	—	(1,315)
Fair value	1,732	—	—		—	—	1,732
Weighted-average percentage of fair value to unpaid principal balance	56.7	—	—		—	—	56.7
Original weighted-average credit support	100.0	—	—		—	—	100.0
Weighted-average credit support	100.0	—	—		—	—	100.0
Weighted-average collateral delinquency	12.7	—	—		—	—	12.7

The following table provides information on our PLMBS in unrealized loss positions as of September 30, 2010, as well as applicable credit rating information as of October 31, 2010.

	As of September 30, 2010						October 31, 2010 PLMBS Rating Based on September 30, 2010 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses		Weighted-Average Collateral Delinquency Rate	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$207,707	$207,059	$(8,892)	—	3.4	95.9	95.9	—	25.3
Total PLMBS backed by prime loans	207,707	207,059	(8,892)	—	3.4	95.9	95.9	—	25.3
Alt-A:
Option ARMs	2,336,990	2,033,952	(699,552)	—	47.7	0.2	0.2	97.8	19.6
Alt-A and other	1,045,482	947,439	(226,259)	—	30.0	9.9	9.9	71.1	25.5
Total PLMBS backed by Alt-A loans	3,382,472	2,981,391	(925,811)	—	42.3	3.2	3.2	89.5	21.4
Subprime:
First lien	3,056	3,047	(1,315)	—	12.7	—	—	31.5	68.5
Total PLMBS backed by subprime loans	3,056	3,047	(1,315)		12.7	—	—	31.5	68.5
Total PLMBS	$3,593,235	$3,191,497	$(936,018)	—	40.0	8.5	8.5	84.3	21.7

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$385,521	$96,340	$481,861	$608,954	$128,539	$737,493
Alt-A	95,744	3,499,467	3,595,211	126,415	3,877,144	4,003,559
Subprime	—	3,056	3,056	—	3,290	3,290
Total PLMBS	$481,265	$3,598,863	$4,080,128	$735,369	$4,008,973	$4,744,342

Rating Agency Actions

The following tables summarize the rating agency actions on our investments between September 30, 2010 and October 31, 2010, as well as our investments on negative watch as of October 31, 2010.

Investment Rating Downgrades		Based on Values as of September 30, 2010
As of September 30, 2010	As of October 31, 2010	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
B	CCC	$198,796	$198,796

	Based on Values as of September 30, 2010
PLMBS on Negative Watch as of October 31, 2010	Carrying Value	Fair Value
(in thousands)
Prime	$52,463	$51,622
Alt-A	467,991	455,166
Subprime	2,084	1,012
Total	$522,538	$507,800

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

Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that the Seattle Bank will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of September 30, 2010.

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

The process for analyzing credit losses and determining OTTI for our PLMBS is detailed in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Because of increased actual and forecasted credit deterioration as of September 30, 2010, additional OTTI credit losses were recorded in the third quarter of 2010 on 18 securities identified as OTTI in prior reporting periods. We also recognized an OTTI charge on one additional security in the third quarter of 2010. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2010
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$92	$62,184	$62,276	$5,643	$191,895	$197,538
PLMBS identified as OTTI in prior periods	15,528	(15,528)	—	76,423	(66,449)	9,974
Total	$15,620	$46,656	$62,276	$82,066	$125,446	$207,512

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
OTTI PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as OTTI in the period noted	$2,511	$79,920	$82,431	$171,561	$989,954	$1,161,515
PLMBS identified as OTTI in prior periods	127,589	(125,041)	2,548	91,958	(13,300)	78,658
Total	$130,100	$(45,121)	$84,979	$263,519	$976,654	$1,240,173

Credit-related OTTI charges are recorded in current-period earnings on the statement of operations and non-credit losses are recorded on the statement of condition within AOCL. Certain of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings for the three and nine months ended September 30, 2010. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $138.5 million for the nine months ended September 30, 2010 and increased by $992.6 million for the same period in 2009. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the nine months ended September 30, 2010 and 2009.

For those securities for which an OTTI was determined to have occurred during the three months ended September 30, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for the Three Months Ended September 30, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A:
2008	9.2	8.2-10.4	57.6	51.8-63.0	47.4	45.0-50.5	36.9	27.5-41.8
2007	7.1	4.2-15.7	78.9	35.6-89.7	52.3	44.7-59.5	35.6	5.7-44.7
2006	5.2	3.6-6.4	86.0	76.7-90.1	52.9	44.4-61.6	41.4	35.8-47.2
2005	8.0	6.6-10.4	69.7	49.4-78.4	46.3	32.6-54.0	29.9	0-49.7
Total	6.8	3.6-15.7	78.4	35.6-90.1	51.7	32.6-61.6	37.3	0-49.7

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following tables summarize key information as of September 30, 2010 and December 31, 2009 for the 44 securities on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2010 or December 31, 2009).

	As of September 30, 2010
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$320,876	$319,005	$178,136	$182,370	$2,395,397	$1,996,310	$1,366,186
Total OTTI PLMBS	$320,876	$319,005	$178,136	$182,370	$2,395,397	$1,996,310	$1,366,186

	As of December 31, 2009
	HTM Securities				AFS Securities
OTTI Securities	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870
Total OTTI PLMBS	$500,023	$492,852	$283,559	$289,781	$1,987,934	$1,673,296	$976,870

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which average approximately 21 years as of September 30, 2010. Through September 30, 2010, only one of our securities has suffered an actual cash loss, which was in the amount of $809,000.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 4 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of September 30, 2010, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5% to 15% over the three-to-nine month period beginning July 1, 2010. Thereafter, home prices were projected to remain unchanged from trough levels in each of the first and second years, and to increase 1% in the third year, 2% in each of the fourth and fifth years, and 3% in each subsequent year. The following table represents the impact to credit-related OTTI for the three months ended September 30, 2010 in the above detailed housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of September 30, 2010
	Actual Results - Base-Case HPI Scenario			Pro-Forma Results - Adverse HPI Scenario
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2010 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2010 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A *	19	$1,428,707	$15,620	45	$2,734,331	$137,506

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio

The par value of our mortgage loans held for portfolio consisted of $3.4 billion and $3.9 billion in conventional mortgage loans and $153.5 million and $173.0 million in government-insured mortgage loans as of September 30, 2010 and December 31, 2009. The decrease for the nine months ended September 30, 2010 was due to our receipt of $554.2 million in principal payments. As a result of our decision in 2005 to exit the Mortgage Purchase Program (MPP), we ceased entering into new master commitment contracts and terminated all open contracts. As a result of the Consent Arrangement, we have agreed not to purchase mortgage loans under the acquired member asset program.

The following tables summarize the loan-to-value (i.e., outstanding mortgage loan as a percentage of appraised value) and FICO scores of our conventional mortgage loan portfolio as of September 30, 2010 and December 31, 2009.

	As of	As of
Conventional Mortgage Loans - FICO Scores *	September 30, 2010	December 31, 2009
(in percentages, except weighted-average FICO score)
620 to < 660	1.8	1.7
660 to < 700	12.8	12.5
700 to < 740	26.1	26.0
>= 740	59.3	59.8
Weighted-average FICO score	745	746

*	Represents the original FICO score of the lowest borrower for the related loan.

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	September 30, 2010	December 31, 2009
(in percentages)
<= 60%	36.1	36.3
> 60% to 70%	20.2	20.4
> 70% to 80%	40.3	40.1
> 80% to 90% *	2.0	1.9
> 90% *	1.4	1.3
Weighted-average loan-to-value	64.4	64.3

*	Primary mortgage insurance required at origination.

As of September 30, 2010 and December 31, 2009, approximately 87.4% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 12 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Credit Risk

As of September 30, 2010, we have not experienced a credit loss for which we were not reimbursed from the lender risk accounts (LRA) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our supplemental mortgage insurance policies in April 2008.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our third quarter 2010 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our existing allowance for credit losses on mortgage loans was sufficient to absorb the expected credit losses on our mortgage loan portfolio. Our allowance for credit losses totaled $1.8 million and $626,000 as of September 30, 2010 and December 31, 2009.

The Finance Agency has determined that we are required to credit enhance our conventional mortgage loans to "AA-," and we are continuing to explore alternatives to do so.

The following table presents our delinquent mortgage loans, including mortgage loans in foreclosure, as a percentage of principal balance, as of September 30, 2010 and December 31, 2009.

	As of	As of
Mortgage Loans Delinquent or in Foreclosure	September 30, 2010	December 31, 2009
(in thousands, except percentages)
Conventional mortgage loan delinquencies - 30-59 days	$29,386	$35,380
Conventional mortgage loan delinquencies - 60-89 days	9,338	12,268
Conventional mortgage loan delinquencies - 90 days or greater	8,413	13,911
Conventional mortgage loans in process of foreclosure (1)	30,243	11,689
Real estate owned	1,337	1,732
Serious delinquency rate (2)	1.1%	0.7%

Government-insured mortgage loan delinquencies - 30-59 days	$17,867	$19,474
Government-insured mortgage loan delinquencies - 60-89 days	7,823	10,427
Government-insured mortgage loan delinquencies - 90 days or greater	28,681	35,340
Government-insured mortgage loans in process of foreclosure	None	None

(1)	Includes loans where the decision of foreclosure has been reported.
(2)	Conventional mortgage loans greater than 90 days delinquent or in the process of foreclosure expressed as a percentage of total conventional mortgage loan principal balance.

The following table summarizes our potentially higher-risk conventional mortgage loans (i.e., mortgage loans with low FICO scores and/or high loan-to-value) as of September 30, 2010.

	Total	Percent
Potential Higher-Risk Conventional Mortgage Loans	Par Value	Serious Delinquent
(in thousands, except percentages)
FICO Score < 660	$64,267	5.6%
High current loan-to-value loans *	—	—
FICO score < 660 and high loan-to-value loans	—	—
Total high-risk loans	$64,267	5.6%

*	High loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio, as well as national averages. This is primarily due to the relative impact of individual mortgage delinquencies on our outstanding balance of government-insured mortgage loans as of September 30, 2010 (approximately 1,500 of these mortgage loans remain outstanding). We rely on Federal Housing Administration insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.

The following table summarizes, among other things, the interest income related to our seriously delinquent loans still accruing interest and mortgage loans on nonaccrual status as of September 30, 2010 and December 31, 2009.

	As of	As of
Additional Information on Mortgage Loans Seriously Delinquent	September 30, 2010	December 31, 2009
(in thousands, except number of loans)
Principal balance of seriously delinquent mortgages loans still accruing interest	$31,161	$22,228
Principal balance of seriously delinquent mortgage loans on nonaccrual status *	$7,494	$5,414
Number of seriously delinquent mortgage loans on nonaccrual status	40	27
Gross amount of interest that would have been recorded based on original terms	$469	$278

*	A loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the LRA.

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

We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of September 30, 2010 and December 31, 2009, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $10.5 million and $3.6 million and derivative liabilities of $237.3 million and $300.0 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of certain outstanding interest-rate exchange agreements and our entry into new agreements during the first nine months of 2010.

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2010 and December 31, 2009. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2010		As of December 31, 2009
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$10,274,213	$(501,583)	$15,512,758	$(382,911)
Investments:
Fair value - existing cash item	3,410,744	(100,350)	—	—
Consolidated obligation bonds:
Fair value - existing cash item	21,201,110	317,172	19,316,985	(42,654)
Non-qualifying economic hedges	26,000	224	212,000	134
Total	21,227,110	317,396	19,528,985	(42,520)
Consolidated obligation discount notes:
Fair value - existing cash item	1,647,482	1,461	3,689,802	2,727
Balance sheet:
Non-qualifying economic hedges	200,000	—	200,500	45
Intermediary positions	175,500	14	447,200	—
Total notional and fair value	$36,935,049	(283,062)	$39,379,245	(422,659)
Accrued interest at period end		20,269		75,139
Cash collateral held by counterparty - assets		59,655		59,421
Cash collateral held from counterparty - liabilities		23,574		8,282
Net derivative balance		$(226,712)		$(296,381)

Net derivative asset balance		$10,539		$3,649
Net derivative liability balance		237,251		300,030
Net derivative balance		$(226,712)		$(296,381)

The total notional amount of interest-rate exchange agreements hedging advances declined by $5.2 billion, to $10.3 billion (including a decline of $2.0 billion, to $3.7 billion, in hedged advances using short-cut hedge accounting), as of September 30, 2010, from $15.5 billion as of December 31, 2009, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $1.9 billion, to $21.2 billion, as of September 30, 2010, from $19.3 billion as of December 31, 2009. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased slightly to $9.2 billion as of September 30, 2010, from $9.5 billion, as of December 31, 2009. In September 2010, we discontinued the use of the short-cut hedge accounting designation on new consolidated obligation hedging relationships after discontinuing its use for new advance hedging relationships earlier in 2010.

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

We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2010 and December 31, 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was approximately $33.2 million and $11.9 million, including $21.8 million and $6.2 million of net accrued interest receivable. We held cash collateral of $23.6 million and $8.3 million from our counterparties for net credit risk exposures of $10.5 million and $3.6 million as of September 30, 2010 and December 31, 2009. We held no securities collateral from our counterparties as of September 30, 2010 or December 31, 2009. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.

Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of September 30, 2010, the FHLBank System's consolidated obligations were rated “Aaa/P-1” by Moody's and “AAA/A-1+” by S&P. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2010 was $296.9 million, for which we posted collateral of $59.7 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $87.4 million of additional collateral to our derivative counterparties as of September 30, 2010.

Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,164,595	$642	$—		$642
AA-	4,894,560	—	—		—
A+	15,073,432	18,504	22,705	(1)	(4,201)
A	7,802,462	14,098	—		14,098
Total	$36,935,049	$33,244	$22,705		$10,539

	As of December 31, 2009
Counterparty Credit Exposure by Credit Rating	Derivative Notional Amount	Total Net Exposure at Fair Value	Collateral Held		Net Exposure After Collateral
(in thousands)
AA	$9,630,443	$—	$—		$—
AA-	6,360,387	—	—		—
A+	20,346,569	8,592	8,282	(2)	310
A	3,041,846	3,339	—		3,339
Total	$39,379,245	$11,931	$8,282		$3,649

(1)
Cash collateral of $23.6 million held as of September 30, 2010 is included in our derivative asset balance. As of September 30, 2010, we held cash collateral of $869,000 for one counterparty in excess of our net exposure at fair value.

(2)	Cash collateral of $8.3 million held as of December 31, 2009 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality and have collateral agreements in place with each counterparty. As of both September 30, 2010 and December 31, 2009, 13 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of September 30, 2010 and December 31, 2009, 38.1% and 40.6% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.

In 2008, as a result of the bankruptcy of Lehman Brothers Holdings Inc. (LBHI), we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. In June 2010, as a result of negotiations with the bankruptcy administrator for LBSF and market indications of sales of Lehman receivables to third parties, we reduced our allowance for credit losses on receivables by $3.9 million. During the third quarter of 2010, the Seattle Bank and the bankruptcy administrator for LBHI concluded that the agreed-upon amount of the Seattle Bank's claim is $10.1 million. Based on market prices for the sale of claims on LBHI, as of September 30, 2010, we continue to estimate the probable amount that will be realized on the receivable is $3.9 million. See “—Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009—Other (Loss) Income” in this report for additional information.

Consolidated Obligations and Other Funding Sources

Our principal liabilities are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, a variety of other funding sources such as our member deposits and our non-PLMBS securities classified as AFS investments. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. On October 29, 2010, S&P reported that it would be making no immediate change to the Seattle Bank's “AA+/A-1” counterparty credit rating or the Seattle Bank's outlook of negative, as a result of third quarter 2010 results. The Seattle Bank is rated “Aaa” by Moody's. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System's long-term and short-term consolidated obligations “AAA/A-1+” and Moody's rates them “Aaa/P-1.” For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in our 2009 annual report on Form 10-K.

The following table summarizes the carrying value of our consolidated obligations by type as of September 30, 2010 and December 31, 2009.

	As of	As of
Consolidated Obligations	September 30, 2010	December 31, 2009
(in thousands)
Discount notes	$14,014,461	$18,501,642
Bonds	32,961,274	29,762,229
Total	$46,975,735	$48,263,871

The following table summarizes the outstanding balances and weighted-average interest rates and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of and for the three months ended September 30, 2010.

	Consolidated Obligations
Short-Term Debt as of and for the Three Months Ended September 30, 2010	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,015,895	$4,425,000
Weighted average interest rate as of period end	0.14%	0.31%
Daily average outstanding for the period	$15,448,189	$4,774,674
Weighted-average interest rate for the period	0.17%	0.35%
Highest outstanding balance at any month-end for the period	$16,697,491	$5,030,000

Consolidated Obligation Discount Notes

Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 24.3%, to a par amount of $14.0 billion as of September 30, 2010, from $18.5 billion as of December 31, 2009. During the first nine months of 2010, our purchases of longer-term TLGP, U.S. agency, and GSE securities significantly reduced our relative requirements for consolidated obligation discount notes as these purchases were primarily funded with consolidated obligation bonds with maturities greater than one year.

Consolidated Obligation Bonds

Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased 9.7% to a par amount of $32.6 billion as of September 30, 2010, from $29.7 billion, as of December 31, 2009. As previously noted, during the first nine months of 2010, we significantly reduced our unsecured short-term investments in favor of purchasing longer-term securities. As a result, issuances of consolidated obligation bonds on our behalf increased to $36.7 billion for the nine months ended September 30, 2010, from $18.9 billion for the same period in 2009. During 2009, we primarily invested in overnight or short-term instruments funded with consolidated obligation discount notes.

The following table summarizes our consolidated obligation bonds by interest-rate type as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$22,941,565	70.4	$23,772,365	80.1
Step-up	4,546,000	14.0	4,160,000	14.0
Variable	4,850,000	14.9	1,569,000	5.3
Capped variable	200,000	0.6	—	—
Range	26,000	0.1	177,000	0.6
Total par value	$32,563,565	100.0	$29,678,365	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) increased by $3.7 billion, to $9.6 billion, as of September 30, 2010 from December 31, 2009, primarily due to favorable execution costs for these types of instruments during certain periods in 2010. The interest rates on these consolidated obligation bonds are generally based on LIBOR.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$13,451,245	0.71	$11,264,000	1.12
Due after one year through two years	5,327,550	1.53	3,656,595	1.81
Due after two years through three years	3,332,000	2.56	4,894,000	2.55
Due after three years through four years	2,702,500	3.05	2,772,000	3.10
Due after four years through five years	3,100,500	1.72	2,297,500	3.74
Thereafter	4,649,770	4.29	4,794,270	5.01
Total par value	32,563,565	1.84	29,678,365	2.46
Premiums	9,412		11,388
Discounts	(21,630)		(25,095)
Hedging adjustments	409,927		97,571
Total	$32,961,274		$29,762,229

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

Our callable consolidated obligation bonds outstanding increased by $271.2 million, to $11.2 billion, as of September 30, 2010, compared to December 31, 2009. Additionally, the proportion of callable bonds to total consolidated obligation bonds increased for the nine months ended September 30, 2010, to 34.5%, compared to 28.5% for the same period in 2009. This was primarily due to the increase in callable step-up consolidated obligation bonds used in our structured funding during the first nine months of 2010.

During the nine months ended September 30, 2010 and 2009, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called and extinguished during the nine months ended September 30, 2010 and 2009 totaled $24.0 billion and $7.2 billion. See “—Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.

Other Funding Sources

Deposits are a source of funds that give members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and as a result, these balances fluctuate. Deposits decreased by $9.2 million, to $330.6 million as of September 30, 2010, compared to $339.8 million as of December 31, 2009. Demand deposits comprised the largest percentage of deposits, representing 96.5% and 77.4% of deposits as of September 30, 2010 and December 31, 2009. Our deposits balance generally has declined since 2008, in part due to Federal Reserve deposit programs that offered higher interest rates than our programs. Deposit levels generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

Capital Resources and Liquidity

Our capital resources consist of capital stock held by our members, former members, and non-member shareholders (i.e., former members that own capital stock as a result of a merger or acquisition by an institution that is not a member of the Seattle Bank), retained earnings, and AOCL. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources

Our total capital increased by $106.9 million, to $1.1 billion, as of September 30, 2010 from December 31, 2009. This increase was primarily driven by improvements in the fair value of our AFS securities classified as other-than-temporarily impaired and by our net income of $23.9 million for the nine months ended September 30, 2010.

Seattle Bank Stock

The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
September 30, 2010	$158,864	$2,639,495
December 31, 2009	$158,864	$2,637,330

(1)
On May 12, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. New advances must be supported by Class B capital stock, which, unlike Class A capital stock, is included in the Seattle Bank's permanent capital (against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional capital stock. These transfers were transacted at par value of $100 per share and totaled $2.6 million for the nine months ended September 30, 2010.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended September 30,
	2010		2009
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases	—	—	—	5,961
Existing member capital stock purchases	—	2,165	19,535	4,051
Total capital stock purchases	—	2,165	19,535	10,012
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	2,593	—	380
Cancellation of membership withdrawal requests	—	660	—	262
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(5,367)	(25,434)	(2,253)	(22,767)
Voluntary redemptions	—	—	(572)	—
Redemption requests past redemption date	(697)	(29,498)	—	—
Net transfers to mandatorily redeemable capital stock	(6,064)	(51,679)	(2,825)	(22,125)
Balance, end of period	$126,454	$1,667,635	$134,563	$1,718,174

During the nine months ended September 30, 2010 and 2009, one and five Seattle Bank members requested redemptions totaling $953,000 and $4.3 million of Class B capital stock. Two Seattle Bank members requested Class A capital stock redemptions totaling $2.0 million for the nine months ended September 30, 2009. There were no Class A capital stock redemption requests for the nine months ended September 30, 2010.

The following table shows the amount of outstanding Class B capital stock redemption requests by year of scheduled redemption as of September 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured.

	As of	As of
Class B Capital Stock - Voluntary Redemption Requests by Date	September 30, 2010	December 31, 2009
(in thousands)
Less than one year	$45,295	$65,163
One year through two years	65,871	11,482
Two years through three years	49,096	67,511
Three years through four years	4,280	45,897
Four years through five years	21,005	24,331
Total	$185,547	$214,384

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2010 and December 31, 2009. The year of redemption in the table reflects the end of the six-month or five-year redemption periods; however, capital stock supporting an activity-based stock purchase requirement cannot be redeemed until the applicable activity (i.e., outstanding advances or MPP mortgage loans) has matured; therefore, actual excess stock may vary from amounts listed in the table below. Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from redeeming or repurchasing capital stock without Finance Agency approval until, among other things, the Stabilization Period is complete. See "—Capital Classification, Stipulation and Consent, and Consent Order" below for additional information.

	As of September 30, 2010		As of December 31, 2009
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Past redemption date	$27,043	$149,937	$26,346	$62,302
Less than one year	5,367	3,259	—	59,332
One year through two years	—	13,545	—	2,994
Two years through three years	—	7,012	—	13,544
Three years through four years	—	770,965	—	757,648
Four years through five years	—	27,142	—	24,361
Total	$32,410	$971,860	$26,346	$920,181

The number of shareholders with mandatorily redeemable capital stock increased to 60 as of September 30, 2010, from 34 as of December 31, 2009. The increase is primarily due to changes to shareholders with mandatorily redeemable capital stock from shareholders with redemption requests for capital stock because of expiration of the statutory redemption period. The amounts in the table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a non-Seattle Bank member shareholder as a result of its acquisition by a non-member institution. These tables also include the reclassification of $18.5 million of Merrill Lynch Bank USA's Class B capital stock as a result of its acquisition by Bank of America, N.A.

Dividends and Retained Earnings

In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $76.8 million as of September 30, 2010, compared to $52.9 million as of December 31, 2009. As required in the Consent Arrangement, we will be developing and implementing dividends and retained earnings plans acceptable to the Finance Agency.

Dividends

As a result of our undercapitalized classification and the Consent Arrangement, we are currently unable to declare or pay dividends without approval of the Finance Agency. In addition, Board-approved dividend policy limitations restrict the payment of dividends unless certain market value and retained earnings targets are met. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification, Stipulation and Consent, and Consent Order" below and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—-Dividends and Retained Earnings" in our 2009 annual report on Form 10-K for more information.

Retained Earnings

We reported retained earnings of $76.8 million as of September 30, 2010, an increase of $23.9 million from $52.9 million as of December 31, 2009, due to our net income for the nine months ended September 30, 2010.

Accumulated Other Comprehensive Loss

Our AOCL was $770.3 million as of September 30, 2010, compared to $908.8 million as of December 31, 2009. See Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the nine months ended September 30, 2010 and 2009.

Statutory Capital Requirements

We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of September 30, 2010 and December 31, 2009. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.

Risk-Based Capital

We are required to maintain at all times permanent capital, defined as retained earnings and Class B capital stock (including mandatorily redeemable Class B capital stock), in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations. Only permanent capital can satisfy the risk-based capital requirement. Class A capital stock (including mandatorily redeemable Class A capital stock) and AOCL are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements.

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2010 and December 31, 2009.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	September 30, 2010	December 31, 2009
(in thousands)
Permanent Capital:
Class B capital stock	$1,667,635	$1,717,149
Mandatorily redeemable Class B capital stock	971,860	920,181
Retained earnings	76,835	52,897
Permanent capital	2,716,330	2,690,227
Risk-Based Capital Requirement:
Credit risk	696,028	565,293
Market risk	660,467	1,095,086
Operations risk	406,948	498,114
Risk-based capital requirement	1,763,443	2,158,493
Risk-based capital surplus	$952,887	$531,734

The decrease in our risk-based capital requirement as of September 30, 2010, compared to December 31, 2009, primarily reflected the decreased market-risk component, which declined as a result of improved market values on our PLMBS. This decrease was partially offset by an increase in the credit-risk component of our risk-based capital requirement, which is determined by assigning risk-adjusted weightings based on asset type. As a result of credit rating downgrades on some of our PLMBS during the first nine months of 2010, our credit-risk component increased as of September 30, 2010, compared to December 31, 2009. The operations-risk requirement decreased because it is calculated as a percentage of the sum of the credit- and market-risk components. We expect that our risk-based capital requirement will fluctuate with market conditions; however, we have reported risk-based capital surpluses since September 2009.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of September 30, 2010, our regulatory capital-to-assets ratio was 5.76%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target at least through mid-2011.

The following table presents our regulatory capital-to-assets ratios as of September 30, 2010 and December 31, 2009.

	As of	As of
Regulatory Capital-to-Assets Ratios	September 30, 2010	December 31, 2009
(in thousands, except percentages)
Minimum regulatory capital	$1,996,561	$2,043,779
Total regulatory capital	2,875,194	2,849,091
Regulatory capital-to-assets ratio	5.76%	5.58%

Leverage Capital Ratio

We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of September 30, 2010 from December 31, 2009.

The following table presents our leverage capital ratios as of September 30, 2010 and December 31, 2009.

	As of	As of
Leverage Capital Ratios	September 30, 2010	December 31, 2009
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,495,701	$2,554,724
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,233,359	4,194,205
Leverage capital ratio	8.48%	8.21%

Capital Classification, Stipulation and Consent, and Consent Order

As further discussed in our 2009 annual report on Form 10-K, in July 2009, the Finance Agency published a final rule that implemented the PCA provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The PCA provisions established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are deemed not to be adequately capitalized. The Finance Agency determines each FHLBank's capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency.

In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory or discretionary restrictions, including limitations on asset growth and business activities. In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan, and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010.

On October 25, 2010, the Seattle Bank entered into a Stipulation and Consent with the Finance Agency, relating to the Consent Order dated and effective October 25, 2010 as issued by the Finance Agency to the Seattle Bank. (The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement.) This Consent Arrangement, among other things, constitutes the Seattle Bank’s capital restoration plan and fulfills the Finance Agency’s April 19, 2010 request of the Seattle Bank for a business plan.

The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements (identified below). It also provides that following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the filing of the Seattle Bank’s second quarter 2011 Quarterly Report on Form 10-Q with the SEC), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, after we achieve and maintain certain other financial and operational metrics, remediate certain concerns identified below, and return to a “safe and sound” condition as determined by the Finance Agency, we may again be in position to redeem certain capital stock from members and begin paying dividends. Capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval.

The Finance Agency will continue to deem the Seattle Bank “undercapitalized” under the Finance Agency’s PCA rule at least through the Stabilization Period unless the Finance Agency takes additional action. The Consent Arrangement clarifies the steps we must take to improve our capital classification, and we will be working closely with the Finance Agency as we develop and implement our plans to address the requirements of the Consent Arrangement.

The Consent Order provides:

•	Oversight – The Board will monitor our adherence to the Consent Order and provide related reports to the Finance Agency as requested.

•
Asset Improvement Program – We may not resume purchasing mortgage loans under the acquired member asset program. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our assets, which satisfy requirements the Finance Agency may provide; and (3) collateral risk management policies, which satisfy requirements the Finance Agency may provide.

•
Capital Adequacy and Retained Earnings – We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with capital restoration and retained earnings plans approved by the Finance Agency and prior written approval of the Finance Agency.

•
Risk Management – Within 45 days of the Consent Order, the Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of which engagement must be acceptable to the Finance Agency. The consultant’s report must be provided to the Board and the Finance Agency within 90 days of the consultant’s engagement.

•
Senior Management – We will not take personnel action regarding compensation or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency.

•	Remediation of Examination Findings – We will remediate the findings of the Finance Agency’s 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•
Compensation Practices – We will not pay executive officers any incentive-based compensation awards without the Finance Agency’s prior written approval. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

•	Information Technology – We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency. Notwithstanding the Consent Arrangement, the Finance Agency is not prevented from taking any other action affecting the Seattle Bank that the Finance Agency deems appropriate in fulfilling its supervisory responsibilities.

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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of September 30, 2010 and December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, we were in compliance with all federal laws and regulations and policies established by our Board relating to liquidity.

For additional information on our statutory liquidity requirements, see “Part I. Item 1—Business—Liquidity Requirements” in our 2009 annual report on Form 10-K.

Contractual Obligations and Other Commitments

With the exception of unsettled consolidated obligations and derivatives, which are discussed in "—Consolidated Obligations and Other Funding Sources" and as noted below, there have been no material changes in our contractual obligations and commitments as of September 30, 2010, from those of December 31, 2009.

As of September 30, 2010, we had $500.0 million in unsettled agreements to issue consolidated obligation bonds and $1.1 billion in unsettled agreements to enter into consolidated obligation discount notes. We had unsettled interest-exchange agreements with a notional amount of $345.0 million as of September 30, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The Seattle Bank recorded net income of $9.7 million and $23.9 million for the three and nine months ended September 30, 2010, an increase of $103.5 million and $168.3 million from net losses of $93.8 million and $144.3 million for the same periods in 2009. The improvements in net income were primarily due to lower additional credit-related charges recorded on PLMBS classified as other-than-temporarily impaired. The Seattle Bank recorded $15.6 million and $82.1 million of additional credit losses on its PLMBS for the three and nine months ended September 30, 2010, compared to $130.1 million and $263.5 million for the same periods in 2009. The additional losses were due to revised assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities. Net income for the three and nine months ended September 30, 2010, was also favorably impacted by $8.1 million and $35.3 million of net gains primarily related to fair value hedges of some of the bank's AFS investments, advances, and consolidated obligations. Net interest income after provision for credit losses on mortgage loans held for portfolio declined to $41.9 million and $132.1 million for the three and nine months ended September 30, 2010, from $47.9 million and $170.1 million for the same periods in 2009. While favorably impacted by improved debt funding costs, net interest income for the three and nine months ended September 30, 2010, was negatively impacted by lower advance volumes, a declining balance in mortgage loans held for portfolio, and lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment.

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

Our earnings from capital, which historically have been primarily generated from short-term investments, continued to be adversely impacted by the prevailing very low interest-rate environment. The lower prevailing interest rates during 2010 and 2009 also significantly impacted our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios, where yields declined significantly for the three and nine months ended September 30, 2010 from the previous periods. During the first nine months of 2010, our net interest spreads were favorably impacted by the reduction of three-month LIBOR, as well as our refinancing of our unswapped debt hedging our AFS portfolio, which contributed to lower debt funding costs. In addition, net interest spread was also favorably impacted by the higher yields on our longer-term investments compared to the primarily short-term investments held in 2009. Yields on our short-term investments generally remained at or near the federal funds effective rate. The combination of these factors contributed to lower net interest spreads and net interest margins for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

The following table summarizes the various interest-rate indices that impacted the Seattle Bank's interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2010 and 2009 and the ending rates as of September 30, 2010 and December 31, 2009.

	Average Rate				Ending Rate
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		As of September 30,	As of December 31,
Market Instrument	2010	2009	2010	2009	2010	2009
(in percentages)
Federal funds effective/target rate	0.19	0.15	0.17	0.17	0.15	0.05
3-month Treasury bill	0.14	0.15	0.13	0.17	0.15	0.05
3-month LIBOR	0.39	0.41	0.36	0.83	0.29	0.25
2-year U.S. Treasury note	0.53	1.01	0.76	0.96	0.42	1.14
5-year U.S. Treasury note	1.53	2.45	2.06	2.14	1.26	2.68
10-year U.S. Treasury note	2.77	3.50	3.31	3.17	2.51	3.84

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2010 and 2009. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$17,186,544	$44,433	1.03	$26,666,215	$76,223	1.13
Mortgage loans held for portfolio	3,670,894	47,177	5.10	4,424,916	53,382	4.79
Investments *	30,976,836	50,634	0.65	21,483,691	54,245	1.00
Other interest-earning assets	40,927	20	0.20	60,993	24	0.16
Total interest-earning assets	51,875,201	142,264	1.09	52,635,815	183,874	1.39
Other assets	(533,385)			(990,995)
Total assets	$51,341,816			$51,644,820
Interest-Bearing Liabilities:
Consolidated obligations	$48,186,807	100,314	0.83	$48,645,742	135,818	1.11
Deposits	315,901	78	0.10	522,659	158	0.12
Mandatorily redeemable capital stock	975,778	—	—	941,972	—	—
Other borrowings	118	1	0.22	1,436	—	—
Total interest-bearing liabilities	49,478,604	100,393	0.80	50,111,809	135,976	1.08
Other liabilities	746,819			685,948
Capital	1,116,393			847,063
Total liabilities and capital	$51,341,816			$51,644,820
Net interest income		$41,871			$47,898

Interest-rate spread		$35,298	0.29		$39,081	0.31
Earnings from capital		6,573	0.04		8,817	0.06
Net interest margin		$41,871	0.33		$47,898	0.37

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-Earning Assets:
Advances	$19,311,327	$147,144	1.02	$31,078,337	$366,360	1.58
Mortgage loans held for portfolio	3,841,852	143,568	5.00	4,727,960	180,799	5.11
Investments *	28,755,549	158,069	0.73	19,530,069	174,070	1.19
Other interest-earning assets	42,009	55	0.18	123,271	203	0.22
Total interest-earning assets	51,950,737	448,836	1.16	55,459,637	721,432	1.74
Other assets	(586,313)			(633,994)
Total assets	$51,364,424			$54,825,643
Interest-Bearing Liabilities:
Consolidated obligations	$48,170,918	315,368	0.88	$51,413,428	550,206	1.43
Deposits	325,891	183	0.08	605,390	885	0.20
Mandatorily redeemable capital stock	957,965	—	—	928,003	—	—
Other borrowings	157	1	0.46	1,665	—	—
Total interest-bearing liabilities	49,454,931	315,552	0.85	52,948,486	551,091	1.39
Other liabilities	812,583			658,531
Capital	1,096,910			1,218,626
Total liabilities and capital	$51,364,424			$54,825,643
Net interest income		$133,284			$170,341

Interest-rate spread		$111,721	0.31		$137,675	0.35
Earnings from capital		21,563	0.04		32,666	0.07
Net interest margin		$133,284	0.35		$170,341	0.42

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three and nine months ended September 30, 2010, our average assets declined, compared to the same periods in 2009, primarily as a result of maturing and prepaid advances, lower advance demand, and principal payments on mortgage loans held for portfolio, partially offset by increases in average investments. Our average investment balance significantly increased both in total and as a percentage of our total average assets for the three and nine months ended September 30, 2010, as we, among other things, reinvested advance and mortgage loan proceeds to generate returns on capital.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010 v. 2009 Increase (Decrease)			2010 v. 2009 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest Income:
Advances	$(25,056)	$(6,734)	$(31,790)	$(113,349)	$(105,867)	$(219,216)
Investments	61,129	(64,740)	(3,611)	64,828	(80,829)	(16,001)
Mortgage loans held for portfolio	(19,442)	13,237	(6,205)	(33,197)	(4,034)	(37,231)
Other loans	(22)	18	(4)	(113)	(35)	(148)
Total interest income	16,609	(58,219)	(41,610)	(81,831)	(190,765)	(272,596)
Interest Expense:
Consolidated obligations	(1,270)	(34,234)	(35,504)	(32,817)	(202,021)	(234,838)
Deposits	(55)	(25)	(80)	(301)	(401)	(702)
Other borrowings	—	1	1	—	1	1
Total interest expense	(1,325)	(34,258)	(35,583)	(33,118)	(202,421)	(235,539)
Change in net interest income	$17,934	$(23,961)	$(6,027)	$(48,713)	$11,656	$(37,057)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three and nine months ended September 30, 2010, compared to the same periods in 2009, because of significantly lower average interest rates earned on our average assets and incurred on our average liabilities. Further, the large decrease in our average advances balance and the decrease in the average balance of our mortgage loans held for portfolio, although partially offset by an increased average investments balance, led to decreased net interest income.

Interest Income

The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
Interest Income	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$43,708	$74,354	(41.2)	$133,473	$358,858	(62.8)
Prepayment fees on advances, net	725	1,869	(61.2)	13,671	7,502	82.2
Subtotal	44,433	76,223	(41.7)	147,144	366,360	(59.8)
Investments	50,634	54,245	(6.7)	158,069	174,070	(9.2)
Mortgage loans held for portfolio	47,177	53,382	(11.6)	143,568	180,799	(20.6)
Other interest income	20	24	(16.7)	55	203	(72.9)
Total interest income	$142,264	$183,874	(22.6)	$448,836	$721,432	(37.8)

Interest income decreased significantly for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to significant decreases in average yields on investments and advances and average balances of advances and mortgage loans, partially offset by increases in average investment balances and, for the three months ended September 30, 2010, increased average yields on mortgage loans.

Advances

Interest income from advances, excluding prepayment fees on advances, decreased 41.2% and 62.8% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to significant declines in average balances and average yields. Our average advance balance decreased by $9.5 billion and $11.8 billion, to $17.2 billion and $19.3 billion, representing a 35.5% and 37.9% decline for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to advance maturities, advance prepayments, and generally lower advance demand across our membership.

For the three and nine months ended September 30, 2010, new advances totaled $2.5 billion and $18.5 billion and maturing advances totaled $5.6 billion and $25.5 billion, which were significantly lower than in the same periods in 2009. Advance activity for the three and nine months ended September 30, 2009 included new advances totaling $5.0 billion and $38.0 billion and maturing advances totaling $8.4 billion and $49.9 billion.

The average yield on advances, including prepayment fees on advances, decreased by 10 and 56 basis points to 1.03% and 1.02% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. These decreases were primarily due to the maturity of higher yielding advances between September 30, 2010 and September 30, 2009 and the significant proportion of short-term advances to our total average advance balances.

Prepayment Fees on Advances

For the three and nine months ended September 30, 2010, we recorded net prepayment fee income of $725,000 and $13.7 million, primarily resulting from fees charged to borrowers that prepaid $216.2 million and $1.5 billion in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances. Borrowers prepaid $81.0 million and $3.5 billion in advances for the three and nine months ended September 30, 2009, resulting in net prepayment fee income of $1.9 million and $7.5 million.

Investments

Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 6.7% and 9.2% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. These decreases primarily resulted from significantly lower average yields on investments, partially offset by higher average investment balances. The average yield on our investments declined by 35 and 46 basis points, to 0.65% and 0.73%, while the average balance of our investments increased by $9.5 billion and $9.2 billion, to $31.0 billion and $28.8 billion, for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

Mortgage Loans Held for Portfolio

Interest income from mortgage loans held for portfolio decreased by 11.6% and 20.6% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. These decreases were primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $754.0 million and $886.1 million, to $3.7 billion and $3.8 billion, for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to collection of principal payments. The yield on our mortgage loans held for portfolio increased by 31 basis points and decreased 11 basis points for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our third quarter 2010 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our existing allowance for credit losses on mortgage loans as of September 30, 2010 was sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded a provision for credit losses of $1.2 million on our mortgage loan portfolio for the nine months ended September 30, 2010, compared to provision for credit losses of $14,000 and $271,000 for the three and nine months ended September 30, 2009.

Interest Expense

The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
Interest Expense	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$6,700	$9,826	(31.8)	$16,802	$63,224	(73.4)
Consolidated obligations - bonds	93,614	125,992	(25.7)	298,566	486,982	(38.7)
Deposits and other borrowings	79	158	(50.0)	184	885	(79.2)
Total interest expense	$100,393	$135,976	(26.2)	$315,552	$551,091	(42.7)

Consolidated Obligation Discount Notes

Interest expense on consolidated obligation discount notes decreased by 31.8% and 73.4% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to lower average balances on our consolidated obligation discount notes during the first nine months of 2010 and the very low prevailing short-term interest rate environment. The average balance of our consolidated obligation discount notes decreased by 16.3% and 21.1%, to $15.4 billion and $15.8 billion, and the average yield on such notes declined by 4 and 28 basis points to 0.17% and 0.14% for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The average cost of funds declined in absolute terms with strong investor demand for high-quality, short-term debt instruments during the three months ended September 30, 2010, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

Consolidated Obligation Bonds

Interest expense on consolidated obligation bonds decreased by 25.7% and 38.7% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to the lower prevailing interest rates. The average yield on such bonds declined by 53 and 85 basis points, to 1.13% and 1.23%, for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The average balance of our consolidated obligation bonds increased by 8.5% and 3.2%, to $32.7 billion and $32.4 billion, primarily due to favorably priced structured funding opportunities during the second and third quarters of 2010.

Deposits

Interest expense on deposits decreased by 50.6% and 79.3% for the three and nine months ended September 30, 2010, primarily due to decreases of $206.8 million and $279.5 million in the average balance of deposits and 2 and 12 basis-point decreases in the average interest rate paid on deposits, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

Mandatorily Redeemable Capital Stock

We recorded no interest expense on mandatorily redeemable capital stock for the three and nine months ended September 30, 2010 or September 30, 2009, due to our suspension of dividend payments in late 2008.

Effect of Derivatives and Hedging on Net Interest Income

We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting their fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, the table below would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in this table.

The following table presents the effect of derivatives and hedging on our net interest income and on our other (loss) income for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010		2009
Income Impact of Hedging Activities by Product	Amortization/Accretion of Hedging Activities in Net Interest Income	Net Realized Gain (Loss) on Derivatives and Hedging Activities	Amortization/Accretion of Hedging Activities in Net Interest Income	Net Realized Gain (Loss) on Derivatives and Hedging Activities
(in thousands)
Advances	$(174)	$1,209	$116	$(1,696)
AFS securities	—	3,871	—	—
Consolidated obligation bonds	9,141	1,452	10,341	2,371
Consolidated obligation discount notes	—	(294)	—	1,323
Balance sheet	—	1,694	—	738
Intermediary positions	—	213	—	(183)
Total	$8,967	$8,145	$10,457	$2,553

	For the Nine Months Ended September 30,
	2010		2009
Income Impact of Hedging Activities by Product	Amortization/Accretion of Hedging Activities in Net Interest Income	Net Realized Gain (Loss) on Derivatives and Hedging Activities	Amortization/Accretion of Hedging Activities in Net Interest Income	Net Realized (Loss) Gain on Derivatives and Hedging Activities
(in thousands)
Advances	$(523)	$(1,397)	$196	$(5,713)
AFS securities	—	4,098	—	—
Consolidated obligation bonds	29,515	22,906	30,315	(6,084)
Consolidated obligation discount notes	—	83	8,103	2,519
Balance sheet	—	9,778	—	906
Intermediary positions	—	(181)	—	(41)
Total	$28,992	$35,287	$38,614	$(8,413)

Our use of interest-rate exchange agreements increased our net interest income for the three and nine months ended September 30, 2010 and 2009, although the impact in 2010 was more favorable than in 2009. The effect on net interest income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates.

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

The following table presents the components of our other (loss) income for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
Other (Loss) Income	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$708	$845	(16.2)	$2,103	$1,989	5.7
Net OTTI loss recognized in income	(15,620)	(130,100)	88.0	(82,066)	(263,519)	68.9
Net gain (loss) on derivatives and hedging activities	8,145	2,553	219.0	35,287	(8,413)	519.4
Net realized loss on early extinguishment of consolidated obligations	(5,879)	(301)	(1,853.2)	(11,712)	(5,268)	(122.3)
Other, net	5	(15)	133.3	4	2	100.0
Total other loss	$(12,641)	$(127,018)	90.0	$(56,384)	$(275,209)	79.5

Total other (loss) income improved by $114.4 million and $218.8 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to $114.5 million and $181.5 million decreases in credit-related OTTI charges recorded in income and $5.6 million and $43.7 million increases in net gain (loss) on derivatives and hedging activities, partially offset by $5.6 million and $6.4 million increases in our net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.

Net OTTI Loss Recognized in Income

As of September 30, 2010, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $15.6 million and $82.1 million in our Statements of Operations for the three and nine months ended September 30, 2010. We recognized OTTI charges of $130.1 million and $263.5 million in our Statements of Operations for the three and nine months ended September 30, 2009. These credit losses on our OTTI PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 21 years as of September 30, 2010.

See “—Financial Condition,” Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.

Net Gain (Loss) on Derivatives and Hedging Activities

For the three and nine months ended September 30, 2010, we recorded increases of $5.6 million and $43.7 million in our net gain (loss) on derivatives and hedging activities, compared to the same periods in 2009. The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in our Statements of Operations for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$6,238	$1,998	$25,690	$(9,278)
Total net gain (loss) related to fair value hedge ineffectiveness	6,238	1,998	25,690	(9,278)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(2)	(10)	15	(6)
Interest-rate caps or floors	—	(36)	(47)	(147)
Net interest settlements	1,909	604	9,629	1,039
Intermediary transactions:
Interest-rate swaps	—	(3)	—	(21)
Total net gain related to derivatives not designated as hedging instruments	1,907	555	9,597	865
Net gain (loss) on derivatives and hedging activities	$8,145	$2,553	$35,287	$(8,413)

Increases of $4.2 million and $35.0 million in the net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily related to ineffectiveness in our hedging relationships. In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three months ended June 30, 2010 reflected an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of September 30, 2010 and are expected to continue to remain effective prospectively. See “—Critical Accounting Policies and Estimates” in this report for additional information.

An additional $1.9 million and $9.6 million of the increases for the three and nine months ended September 30, 2010 relate to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $604,000 and $1.0 million for the same periods in 2009. We have significantly decreased our balance of range consolidated obligations since September 30, 2009, due to lack of investor demand for this type of debt.

See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition—Derivative Assets and Liabilities,” and Note 7 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statement” in this report for additional information.

Net Realized Loss on Early Extinguishment of Consolidated Obligations

From time to time, we early extinguish consolidated obligations by exercising our rights to call bonds or by re-acquiring such bonds on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. Net realized loss on early extinguishment of debt increased by $5.6 million and $6.4 million, to $5.9 million and $11.7 million, for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called or early extinguished for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Consolidated Obligations Called and Early Extinguished	2010	2009	2010	2009
(in thousands, except interest rates)
Consolidated Obligations Called:
Par value	$11,783,000	$895,000	$24,024,800	$7,132,255
Weighted-average interest rate	1.62%	4.19%	1.78%	4.45%
Consolidated Obligations Early Extinguished:
Par value	$—	$17,095	$—	$34,170
Weighted-average interest rate	—	5.38%	—	5.37%
Total par value	$11,783,000	$912,095	$24,024,800	$7,166,425

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

Other Expense

Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
Other Expense	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,212	$8,579	(27.6)	$21,637	$22,173	(2.4)
Occupancy cost	2,189	1,316	66.3	4,784	3,595	33.1
Other operating	6,363	3,710	71.5	16,668	10,167	63.9
Finance Agency	610	446	36.8	1,902	1,389	36.9
Office of Finance	588	494	19.0	1,746	1,430	22.1
Other	106	127	(16.5)	(3,587)	407	(981.3)
Total other expense	$16,068	$14,672	9.5	$43,150	$39,161	10.2

Other expense increased by $1.4 million and $4.0 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increased other operating expenses. The nine months ended September 30, 2010 also included a reduction in the allowance for credit losses on our LBHI receivable of $3.9 million.

Compensation and benefits expense decreased by $2.4 million and $536,000 for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due in part to a decrease in accrued employer retirement plan expense of $2.1 million and $2.0 million. In addition, as part of our previously announced outsourcing of our information technology functions to a third-party information technology service provider, we recorded $246,000 and $464,000 in severance expenses for the three and nine months ended September 30, 2010, as well as $657,000 and $1.2 million of consulting expense, which is included in other operating expense. We expect to complete the transition from our current in-house and outsourced providers to our new service provider by the end of 2010. Other operating expense was also impacted by increased consulting and legal fees of $984,000 and $3.6 million primarily related to our capital restoration plan and legal proceedings related to our PLMBS for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

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

Assessments

Our assessments for AHP and REFCORP are based on our net earnings before assessments. We recorded total assessments of $3.5 million and $8.6 million for the three and nine months ended September 30, 2010, compared to $0 and $33,000 (reflecting an adjustment of 2007 charges recorded in early 2009) for the same periods in 2009. We reported net losses in the first three quarters of 2009 and did not record any then-current period assessment based on those periods' earnings. The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
AHP and REFCORP Assessments	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$1,074	$—	N/A	$2,659	$—	N/A
REFCORP	2,418	—	N/A	5,985	33	18,036.4
Total assessments	$3,492	$—	N/A	$8,644	$33	26,093.9

Due to our payment of quarterly REFCORP assessments during 2008, as of September 30, 2010, we are entitled to a refund of $13.7 million, which we have recorded in “other assets” on our statement of condition.

See “Part I. Item 1. Business—Regulation” and Notes 14 and 15 in our 2009 Audited Financial Statements included in our 2009 annual report on Form 10-K for additional information on our assessments.

Critical Accounting Policies and Estimates

Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our critical accounting policies and estimates are described in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” included in our 2009 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. During the three and nine months ended September 30, 2010, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates used in applying them, except as noted below.

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

Recent Legislative and Regulatory Developments

A number of legislative and regulatory actions and initiatives affecting the FHLBanks and the Seattle Bank were implemented, promulgated, revised, or proposed during the third quarter of 2010, including the regulatory actions summarized below. See “Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2009 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q for additional information. In addition, for information on our Consent Arrangement with the Finance Agency, see "—Capital Resources and Liquidity—Capital Classification and Stipulation and Consent."

Financial System Reform

During the third quarter of 2010, there were several developments relating to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), signed into law on July 21, 2010.

In connection with the derivatives regulation portion of the Dodd-Frank Act, the Commodity Futures Trading Commission (CFTC) and the SEC issued an Advance Joint Notice of Proposed Rulemaking and request for comments on proposed definitions on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. The definitions of those key terms, which include among others "swap" and "major swap participant," may adversely impact the Seattle Bank and FHLBank System. To the extent that the final regulation defines “swap” to include bona fide loans that include caps or floors or variable rate loans, it may subject certain FHLBank advances to exchange or clearinghouse requirements, which would likely increase the costs of such transactions and reduce the attractiveness of such transactions to the FHLBank's members. If an FHLBank is defined to be a “major swap participant” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In either case, the FHLBank's ability to achieve its risk management objectives, act as an intermediary between its members and counterparties and funding costs and the costs of advances may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives.

The Seattle Bank joined with other FHLBanks in engaging outside counsel to prepare and file a comment letter with the CFTC on behalf of the FHLBanks. The comment letter, filed on September 20, 2010, set forth the position of the FHLBanks that the definition of “swap” should exclude transactions such as bona fide loans having variable rates or that include caps and floors and offered suggestions for appropriate definitions for terms embedded in the definition of “major swap participant."

An interim final rule promulgated by the CFTC and relating to the reporting of swap transactions entered into before enactment of the Dodd-Frank Act that had not expired as of the date of enactment (pre-enactment unexpired swaps) became effective October 14, 2010. The rule requires specified counterparties to pre-enactment unexpired swaps to report certain information related to such transactions to a registered swap data repository or to the CFTC by a date that is yet to be determined. Given that no swap data repositories have yet been registered and the CFTC has not promulgated final rules defining what transactions constitute “swaps” and what counterparties will be considered “swap dealers” or “major swap participants,” the Seattle Bank will have to retain data with respect to transactions that might come within the definition of pre-enactment unexpired swaps for possible reporting at a later date. In publishing the interim final rule, the CFTC invited comments, to be submitted on or before November 15, 2010. The Seattle Bank may join with other FHLBanks in submitting comments on the interim final rule to the CFTC.

On October 6, 2010, the Financial Stability Oversight Council (FSOC) published an Advance Notice of Proposed Rulemaking inviting public comment on the criteria it should use in designating systemically important nonbank financial companies (Significant Nonbanks), which will be made subject to heightened prudential regulation pursuant to Title I of the Dodd-Frank Act. The regulations could include risk-based capital, liquidity, and risk management requirements, as well as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires Significant Nonbanks to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semi-annual stress tests. The Seattle Bank has joined with the other FHLBanks in engaging outside counsel to develop a plan for approaching potential designation of the FHLBanks as Significant Nonbanks. The FHLBanks submitted a comment letter on the proposal on November 5, 2010.

It is not possible to predict the exact effect of the Dodd-Frank Act on the FHLBanks or their members until regulations described above, among others, have been finalized and additional implementing regulations are drafted and finalized.

In addition, the U.S. Treasury Department and the Housing and Urban Development Department continue their work in developing recommendations regarding the future of the housing GSEs, including the FHLBanks. The nature of their recommendations and their impact on the FHLBank System, including the Seattle Bank, if adopted, cannot be predicted.

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

Investments

On May 4, 2010, the Finance Agency issued a notice of proposed rule making and request for comment relating to FHLBank investments. The proposed rule would reorganize existing regulations governing FHLBank investment authority and incorporate into regulation restrictions on investment authority that are currently contained in the Finance Agency's Financial Management Policy. The Finance Agency specifically requested comments on whether more restrictive limits or other modifications to the MBS investment requirements should be adopted. Additional requirements might include a lower overall limit on the amount of MBS an FHLBank could purchase or a separate limit or additional restrictions on the amount of PLMBS that an FHLBank could purchase. The Seattle Bank submitted a comment letter on July 6, 2010.

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

Extension of Transaction Account Guarantee (TAG) Program

On June 28, 2010, the FDIC published in the Federal Register a final rule extending the Transaction Account Guarantee (TAG) program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed one year, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

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

Conservatorship and Receivership

On July 9, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment on a proposed regulation to establish a framework for conservatorship and receivership operations for the regulated entities: Fannie Mae, Freddie Mac and the 12 FHLBanks. The rule would implement provisions of the Safety and Soundness Act, as amended by the Housing Act. The proposed regulation includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver and parallel many of the provisions in the FDIC rules for conservatorships and receiverships. The Finance Agency sought comments on whether the proposed regulation will provide clarity to the regulated entities, creditors and the markets regarding the processes of conservatorship and receivership and the relationship among various classes of creditors and equity-holders in the event of appointment of a conservator or receiver. The Seattle Bank joined with the other 11 FHLBanks in submitting a comment letter on the proposed rulemaking on September 7, 2010.

Office of the Ombudsman

The Finance Agency published a notice of proposed rulemaking and request for comment on August 6, 2010, proposing a regulation that would establish within the Finance Agency an Office of the Ombudsman responsible for considering complaints and appeals from the regulated entities and the Office of Finance and any person that has a business relationship with the regulated entities or the Office of Finance, regarding any matter relating to the regulation and supervision of the regulated entities or the Office of Finance. The Seattle Bank submitted a comment letter on the proposed regulation on September 7, 2010.

Rules of Practice and Procedure for Enforcement Proceedings

On August 12, 2010, the Finance Agency published a notice of proposed rulemaking and request for comment with respect to a proposed rule that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed. The Seattle Bank joined with the other eleven FHLBanks in submitting a comment letter on the proposed rule on October 12, 2010.

Private Transfer Fee Covenants

On August 12, 2010, the Finance Agency proposed guidance for public comment that would restrict the regulated entities from investing in mortgages with private transfer fee covenants. The guidance would extend to mortgages and securities purchased by the FHLBanks or acquired as collateral for advances. The Seattle Bank submitted a comment letter on the proposed guidance on October 15, 2010.

Information Sharing Among Federal Home Loan Banks

The Finance Agency published a notice of proposed rulemaking and request for comments on September 30, 2010, relating to the sharing of information among the FHLBanks. The proposed rule would implement the Housing Act provision requiring the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks. The proposal generally limits the scope of the information sharing to examination reports and similar reports presented by the Finance Agency to an FHLBank's board of directors. Comments on the proposed rule are due November 29, 2010. The Seattle Bank is considering whether to submit comments, either individually or jointly with other FHLBanks.

Member Bank Receiverships
On August 23, 2010, the Finance Agency issued two Regulatory Interpretations, each dealing with an aspect of an FDIC receivership of a member institution. In Regulatory Interpretation 2010-RI-03, the Finance Agency concluded that an FHLBank has the statutory authority to accept an FDIC corporate guarantee as collateral for advances held by a member in receivership, and may release its lien on the collateral securing those advances in exchange for the FDIC guarantee. In Regulatory Interpretation 2010-RI-04, the Finance Agency concluded that an FHLBank may accept a bridge depository institution, organized by the FDIC to temporarily carry on the business of a failed member, as a member for the period during which it operates pending resolution by the FDIC, and treat the bridge depository institution as continuing the membership of the failed member. The Seattle Bank, together with the other FHLBanks, is working with the FDIC on an agreement among the FHLBanks and the FDIC that will incorporate the concepts addressed by these Regulatory Interpretations and other concepts and will provide greater certainty as to the rights and obligations of the parties in situations where member institutions fail.

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

Effective duration of equity is the market value weighted-average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon whether the market value of derivative positions are positive or negative) the market value of our derivatives multiplied by their respective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.

Effective Key-Rate-Duration-of-Equity Mismatch

Effective key rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate duration of equity measures.

Effective Convexity/Effective Convexity of Equity

Effective convexity measures the estimated effect of non-proportional changes in instrument prices that is not incorporated in the proportional effects measured by effective duration. Financial instruments can have positive or negative effective convexity.

Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of derivatives (depending upon whether the market value of derivative positions are positive or negative) multiplied by the effective convexity of derivatives, with the net result divided by the market value of equity.

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

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of September 30, 2010 and December 31, 2009.

	As of	As of
Primary Risk Measures	September 30, 2010	December 31, 2009
Effective duration of equity	1.18	0.28
Effective convexity of equity	3.01	0.77
Effective key-rate-duration-of-equity mismatch	3.82	1.80
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(0.73)%	(0.57)%
- 100 basis point shock scenario (in percentages)	1.18%	0.37%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of September 30, 2010, the increase in the effective duration of equity from that of December 31, 2009 primarily resulted from decreases in duration contributions of our advances (net of derivatives hedging the advances) and mortgage-related assets backed by prime collateral, including our mortgage loans held for portfolio, which were more than offset by increases in duration contributions of our Alt-A backed PLMBS portfolio (and the debt used to fund that portfolio) and consolidated obligation discount notes and bonds (net of derivatives hedging the consolidated obligations).

The increase in the effective convexity of equity as of September 30, 2010 from December 31, 2009 was primarily caused by the decreasing negative convexity of our mortgage-related assets and increasing positive convexity from our consolidated obligations (including derivatives hedging consolidated obligations).

Effective key-rate-duration-of-equity mismatch increased as of September 30, 2010 from December 31, 2009, primarily due to the changes described above for our duration-related measures.

The estimated changes of our market-value-of-equity sensitivity resulting from 100-basis point changes in interest rates between September 30, 2010 and December 31, 2009 were a result of changes in the composition of our statement of condition.

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

Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of September 30, 2010 and December 31, 2009.  The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of September 30, 2010 and December 31, 2009.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	September 30, 2010	December 31, 2009	Limit
Effective duration of equity	(1.02)	0.45	+/-5.00
Effective convexity of equity	2.04	(0.40)	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.69	1.26	+/-3.50
Market-value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	0.82%	(0.87)%	+/-4.50%
- 100 basis point shock scenario (in percentages)	(0.39)%	0.11%	+/-4.50%

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

Under the supervision and with the participation of the Seattle Bank's management, including the acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

The acting president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank's internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting for the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K.

As was reported in “Part I. Item 3. Legal Proceedings” in our 2009 annual report on Form 10-K, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaint under Washington State law requests rescission of its purchase of the securities and repurchase of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sale of the securities to the Seattle Bank.

On various dates in January 2010, the defendants took action to remove the proceedings to the United States District Court for the Western District of Washington. On March 11, 2010, the Seattle Bank moved to remand the proceedings back to the Superior Court of Washington for King County. In mid-June 2010, the Seattle Bank filed amended complaints in all 11 suits, providing greater detail as to the assertions contained in the original complaints. The federal court judge before whom the cases were pending granted the Seattle Bank's motions to remand to state court.

Following the transfer of the cases back to the 11 judges on the state court bench to which they had originally been assigned, in mid-September 2010, the Seattle Bank brought a motion to reassign the cases to a single judge for coordination of pre-trial proceedings. This motion has been granted. Also in mid-September, the Seattle Bank served initial discovery requests on all of the defendant groups. All of the defendant groups have filed motions to stay discovery pending resolution of their motions to dismiss the proceedings (see October motions below). The Seattle Bank is opposing these motions.

In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The Seattle Bank is opposing each of these motions and anticipates decisions on the motions in early 2011.

For additional information relating to the Consent Arrangement with the Finance Agency, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Stipulation and Consent Order" in this report.

Other than as may result from the legal proceedings discussed above, after consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters will have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our 2009 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2009 annual report on Form 10-K and in our reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

The Seattle Bank and the Finance Agency entered into the Consent Arrangement in October 2010, which requires the Seattle Bank to take specified actions (including remediating various concerns) and meet and maintain various standards. The Consent Arrangement establishes the Stabilization Period (defined as commencing as of the date of the Consent Order and continuing through the filing of the Seattle Bank's Form 10-Q for the quarterly period ending June 30, 2011), during which period, the Finance Agency will continuously deem the Seattle Bank's capital classification to be "undercapitalized" under the PCA rule unless the Finance Agency takes additional action. We cannot predict whether or when we will meet the requirements of the Consent Arrangement, or when or whether the Finance Agency will change our capital classification even if we meet the requirements of the Consent Arrangement, or whether the Finance Agency will take additional actions or require us to meet additional standards.

In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory or discretionary restrictions, including limitations on asset growth and business activities. In accordance with the PCA rule, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan, and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010.

On October 25, 2010, we entered into the Stipulation and Consent relating to the Consent Order issued by the Finance Agency as part of the Consent Arrangement. The Consent Arrangement, among other things, constitutes the Seattle Bank's capital restoration plan and fulfills the Finance Agency's April 19, 2010 request of the Seattle Bank for a business plan. The Consent Arrangement requires us to take specified actions and meet and maintain various thresholds, including in the following areas:

•
Asset Improvement - We may not resume purchasing mortgage loans under our acquired member asset program, the MPP, and must submit to the Finance Agency, then implement as applicable, plans relating to: (1) mitigating risks related to our PLMBS portfolio and collateral management and (2) increasing advances as a percentage of our assets.

•
Capital Adequacy and Retained Earnings - We must submit to the Finance Agency for its approval a capital stock repurchase plan and will not resume capital stock repurchases or redemptions without prior approval of the Finance Agency. Further, we will not pay dividends except upon appropriate compliance with Finance Agency-approved plans, as well as prior approval of the Finance Agency.

•	Risk Management - Our Board must engage an independent consultant to evaluate and provide a report regarding the Seattle Bank's credit risk management, on terms acceptable to the Finance Agency.

In addition, the Consent Arrangement requires us to, among other things, take appropriate actions in the areas of oversight and management, risk management, compensation practices, examination findings, and information technology.
Although the Consent Arrangement clarifies the steps to be taken in order for us to no longer be deemed "undercapitalized" by the Finance Agency, we cannot provide assurance that we will be able to meet all of the requirements of the Consent Arrangement or any other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" and could become subject to additional actions or requirements of the Finance Agency, including conservatorship, which would negatively impact our business, including our financial condition and results of operations.

Further, although we do not believe that the Consent Arrangement and our "undercapitalized" classification have thus far affected our ability to meet our members' liquidity and funding needs, they could negatively impact us in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us, which, in turn, could reduce advances and net income should our members use alternative sources of wholesale funding.

Further, as a result of the Consent Arrangement and our capital classification, the credit rating agencies could perceive an increased level of risk or deterioration in the performance at the Seattle Bank, which could result in a downgrade in our outlook or short- or long-term credit ratings. On October 29, 2010, S&P reported that it would be making no immediate change to our “AA+/A-1” counterparty credit rating or our outlook of negative, as a result of third quarter 2010 results. Should our ratings or outlook decline, our business counterparties could perceive that our credit risk has increased, which could increase our cost of entering into interest-rate exchange agreements, secured borrowings, and collateral arrangements, negatively impacting, among other things, our net income. For example, in October 2010, we modified some of our collateral management practices, effective immediately. These changes, which require submission of more extensive documentation to support pledged collateral on physical possession, apply to existing pledged collateral as well as newly pledged collateral, and have had, and may in the future have, a significant impact on some of our members whose continued borrowing is dependent upon their compliance with the new requirements.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations––Capital Resources and Liquidity––Capital Resources––Capital Classification and Stipulation and Consent Order."
Deterioration and uncertainty in the general economy, particularly in the U.S. housing markets, has impacted and could continue to adversely impact the market value of our assets and liabilities, particularly our PLMBS, and result in asset impairment charges that have and could continue to significantly impact our financial condition and operating results and restrict the manner in which we run our business.
The U.S. mortgage market experienced considerable deterioration over the last three years, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide. The inventory of foreclosed properties has grown significantly in 2010, with further increases forecast in 2011. Although in general, prices in the secondary PLMBS market have improved so far in 2010, continued deterioration in the overall credit quality of the mortgage collateral underlying PLMBS has resulted in the recognition of OTTI charges by a number of FHLBanks, including the Seattle Bank, during 2009 and in the first nine months of 2010. In addition, during the same time periods, the NRSROs downgraded a significant number of PLMBS, including some investments owned by the Seattle Bank (including subordinate tranches of securities where the Seattle Bank owns a senior tranche), which further adversely impacted the market values of these securities.
Continued deterioration of the U.S. housing market and the economy in general could lead to additional total OTTI losses or OTTI-related credit losses on our PLMBS, which, among other things, would negatively affect our financial condition and operating results and the manner in which we run our business. Further, because we believe that the collateral underlying a number of our PLMBS may not accurately support the stated characteristics of the securities, we could incur additional OTTI charges if the collateral performs worse than our forecasts. For additional information, see Note 4 in “Part I. Item 1. Financial Statements––Condensed Notes to Financial Statements” in this report.

An inability to retain or timely hire, as applicable, qualified senior management could have a material adverse effect on our business.

Our success depends in large part on the services of our senior management team. It is important that we retain and attract as necessary a high quality senior management team, especially as we work within the requirements set forth in the Consent Arrangement. The loss of one or more of our senior management or the failure to hire appropriate management, including a permanent President and Chief Executive Officer, could have a material adverse impact on our ability to effectively run our business, including implementing the requirements of the Consent Arrangement. Retention and attraction of qualified senior management can be difficult, as there are a limited number of people with the requisite knowledge and experience to provide appropriate senior leadership to the Seattle Bank. Under current conditions, including those related to the Consent Arrangement (including its restrictions relating to senior management personnel changes and executive incentive compensation), it could be difficult for us to retain and attract qualified senior management.

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

10.1
Stipulation and Consent to the Issuance of a Consent Order dated October 25, 2010, executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2010).

10.2
Consent Order dated October 25, 2010 issued by the Federal Housing Finance Agency to the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on October 26, 2010).

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Steven R. Horton	Dated:	November 9, 2010
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	November 9, 2010
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

10.1
Stipulation and Consent to the Issuance of a Consent Order dated October 25, 2010, executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2010).

10.2
Consent Order dated October 25, 2010 issued by the Federal Housing Finance Agency to the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on October 26, 2010).

31.1	Certification of the Acting President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Acting President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.