Form 10-K
period 2010-12-31
Federal Home Loan Bank of Seattle
filed 2011-03-23
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2010, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,388,437 shares of its Class B capital stock. As of February 28, 2011, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,392,114 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
 Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, dated and effective October 25, 2010, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from our failure to successfully implement the requirements of the Consent Arrangement;

•	significant changes in our members' businesses resulting from, among other things, decreased customer lending and increased retail customer deposits, that could reduce their demand for advances;

•
adverse changes in credit quality, market prices, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), due to, among other things, foreclosure moratoria on collateral currently in default and uncertainty about completed foreclosures, and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us due to, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our "undercapitalized" classification, our inability to redeem or repurchase capital stock or pay dividends, more attractive funding alternatives, or pending litigation adverse to the interests of certain potential or existing members;

•
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions affecting the Seattle Bank or another Federal Home Loan Bank (FHLBank) that could result in member or nonmember shareholders recording impairment charges on their Seattle Bank capital stock;

•	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

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

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening of spreads on mortgage-related assets relative to other financial instruments, or our failure to effectively hedge these assets;

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

These cautionary statements apply to all related forward-looking statements, wherever they appear in this report. We do not undertake to update any forward-looking statements that we make in this report or that we may make from time-to-time.

PART I.

ITEM 1. BUSINESS

Overview
The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We make collateralized loans, which we call advances, provide letters of credit, accept deposits, and provide other services to our members. We conduct most of our business with or through our members and do not conduct our business directly with the general public. We also work with our members and a variety of other entities, including non-profit organizations, to provide affordable housing and community economic development funds through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. Prior to 2005, we also offered members a means of selling home mortgage loans that met prescribed mortgage purchase program criteria to the Seattle Bank.
The Seattle Bank is one of 12 regional FHLBanks that serve the United States as part of the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of mortgage funding to expand homeownership throughout the nation. Each FHLBank is a separate GSE and operates with its own board of directors, management, and employees. Each FHLBank is responsible for a particular district within the United States. Our district, the Twelfth District, includes the states of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands.
The primary sources of funding for all of the FHLBanks are consolidated obligation bonds and discount notes, which are collectively referred to as consolidated obligations, that are issued on behalf of the FHLBanks by the Office of Finance. Although consolidated obligations are the joint and several obligations of the 12 FHLBanks, each individual FHLBank is primarily liable only for the portion of the consolidated obligations in which it participates. Consolidated obligations are not guaranteed, directly or indirectly, by the U.S. government. To a significantly lesser extent, additional funding is obtained from the issuance of capital stock, deposits, and other borrowings. Since July 30, 2008, the FHLBanks have been supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Federal Housing Finance Board (Finance Board) supervised and regulated the FHLBanks. References throughout this document to actions or regulations of the Finance Agency also include the actions or regulations of the Finance Board where they remain applicable.
On October 25, 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operations and risk management improvements. For information on the Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
For the year ended December 31, 2010, we reported net income of $20.5 million, and as of December 31, 2010, we had total assets of $47.2 billion, total deposits of $502.8 million, and retained earnings of $73.4 million.
Membership and Market
The Seattle Bank is a cooperative that is owned by member financial institutions located within our district. All federally insured depository institutions, community development financial institutions (CDFIs), and insurance companies engaged in residential housing finance located in our district are eligible to apply for membership. As of December 31, 2010, commercial banks and thrifts comprised 72.7% and credit unions comprised 26.2% of our membership.

Eligible institutions must purchase capital stock in the Seattle Bank as a condition of membership. Members generally are assigned a credit line based on our evaluation of their financial condition at the time they join, and are eligible to receive dividends, when and if payable, on their capital stock investment. Members are subject to an activity-based stock requirement, which may require them to purchase additional stock if the amount of their Seattle Bank advances increases. All of our outstanding capital stock is owned by our members, except in limited circumstances, for example, for a period of time after a member is acquired by a nonmember.
As of December 31, 2010, the Seattle Bank had 359 members, which represented approximately 41.8% of the financial institutions eligible for membership. We also had 21 nonmember shareholders awaiting redemption of their stock by us as a result of 13 mergers and acquisitions. Additionally, we had six approved housing associates (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below) that were not required to purchase our stock to use our services within the parameters of our regulations and policies.
During 2010, 19 of our members were acquired, merged, or closed by the FDIC or National Credit Union Association (NCUA). We believe that the continuing difficulties in the U.S. mortgage and commercial real estate markets may result in additional member institution failures or further consolidation during the remainder of 2011, which could further negatively impact advance demand and membership in the Seattle Bank. During 2010, an additional three of our members requested withdrawal from membership, while two members withdrew their membership withdrawal notices.
The following tables show the capital stock holdings of our members and the geographic locations of our shareholders, by type, as of December 31, 2010.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	229	$1,286,287
Thrifts	32	329,579
Credit unions	94	159,934
Insurance companies	4	349
Total GAAP capital stock (1)	359	1,776,149
Mandatorily redeemable capital stock (2)		1,021,887
Total regulatory capital stock		$2,798,036

(1)	Capital stock as classified within the equity section of the statement of condition according to accounting principles generally accepted in the United States (GAAP).
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statement of condition.

Shareholders by State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total
Alaska	5	1	5	—	11
America Samoa	1	—	—	—	1
Guam	2	1	2	—	5
Hawaii	6	2	9	—	17
Idaho	16	3	3	1	23
Montana	55	2	7	—	64
Oregon	31	3	21	1	56
Utah	32	3	14	1	50
Washington	60	15	31	1	107
Wyoming	29	3	4	—	36
Other *	9	—	1	—	10
Total	246	33	97	4	380

*	Out-of-district nonmember shareholders holding capital stock, as a result of a merger or acquisition, pending redemption.

Institutions that are members of the Seattle Bank must have their principal places of business within the Twelfth District but may also operate outside of our district. In addition, some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or a different FHLBank.
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

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the dividends we may pay our members; and

•	the services and educational programs we provide to members.
In addition, we leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations to provide value to our members. We use the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved nonmember borrowers (i.e., housing associates, as discussed further below). We also use the proceeds from consolidated obligations on which we are the primary obligor to purchase investments to maintain our leverage and capital ratios and to earn income on those investments. Interest income from our advances, investments, and mortgage loans held for portfolio, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and any dividends paid to our members.

Our Business
Products and Services
Advances
We provide credit, principally in the form of secured advances, to our members and housing associates, at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower's special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and embedded options, such as call or put options. Borrowers pledge mortgage loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure their advances.
Advances to Members
Advances generally support our members' mortgage lending activities. In addition, advances made to member community financial institutions (CFIs) may be used for the purpose of providing loans to small businesses, small farms, and small agri-businesses. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a permitted lending purpose and as eligible collateral for advances to CFIs. CFIs are financial institutions that, as of the date of the transaction at issue, have had average assets over the last three years of no more than $1.0 billion.
 Advances help our members manage their assets and liabilities and serve as a funding source for a variety of member uses. By providing a low-cost source of liquidity, advances reduce our members' need to hold low-yielding liquid assets financed with longer-term, more expensive debt, and provide long-term financing to support their balance sheet management strategies. In addition, advances help fund mortgage loans that our members may be unable or unwilling to sell in the secondary mortgage market. Advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member's interest-rate risk associated with holding mortgage loans. Accordingly, advances play an important role in supporting housing markets, including those focused on low- and moderate-income households. Advances also provide competitively priced wholesale funding to smaller community lenders, which typically do not have access to many of the funding alternatives available to larger financial organizations, such as repurchase agreements, commercial paper, and brokered deposits.
Advances to Housing Associates
Under the FHLBank Act, we are permitted to make advances to housing associates that are approved under Title II of the National Housing Act. A housing associate must be a government agency or chartered under federal or state law with rights and powers similar to those of a corporation, subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to housing associates as apply to members, housing associates are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. The financial condition of a housing associate must be such that, in our sole opinion, we can safely make advances to it.

The following table summarizes the par value of our advances outstanding by member classification as of December 31, 2010 and 2009.

	As of	As of
Advances by Member Type	December 31, 2010	December 31, 2009
(in thousands)
Commercial banks	$9,299,859	$14,397,835
Thrifts	2,850,880	4,130,509
Credit unions	610,935	702,081
Total member advances	12,761,674	19,230,425
Housing associates	15,105	5,066
Nonmember borrowers	211,423	2,642,385
Total par value of advances	$12,988,202	$21,877,876

Types of Advances
The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain options or payment features, such as conversion from fixed to variable interest rates, that are affected by market interest rates or that alter the cash flows of the advances. All of our advances, except for returnable advances and very short-term advances, are subject to prepayment fees for payment of principal prior to maturity. We generally determine the amount of fees charged for prepayments using the interest rate, amount, and remaining time to maturity of the advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower's decision to prepay an advance. With the exception of overnight and other very short-term advances, we generally do not make advances of less than $100,000.

The following table summarizes our various advance product offerings as of December 31, 2010.

Available
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets
Variable interest-rate advances:
Cash management advances (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Renews automatically unless repaid by the borrower	Based on overnight federal funds rate or our one-day discount note rate and resets daily
Adjustable interest-rate advances	One to five years	Principal is due at maturity	Resets based on a spread to a specified interest-rate index, e.g., London Interbank Offered Rate (LIBOR) or prime
Fixed interest-rate advances:
Non-amortizing advances	Short-term (seven days to one year) or long-term (one to 30 years)	Principal is due at maturity	No reset
Amortizing advances	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis	No reset
Structured advances:
Putable advances	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Includes an option for us to terminate the advance on specific dates throughout the term after a lock-out period
Knockout advances (specific type of putable advance)	One to 10 years	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates	Fixed interest rate. No reset. Advance is automatically cancelled by us in the event that LIBOR exceeds a pre-determined interest rate on set future dates
Capped floater advances	Two to 10 years	Principal is due at maturity	Reset based on a spread to LIBOR and capped at a pre-determined interest rate
Floored floater advances	Two to 10 years	Principal is due at maturity
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
Initially based on a spread to LIBOR. Converts to a fixed interest-rate advance on a pre-determined date. Includes an option for us to terminate the advance on specific dates throughout the term after a lock-out period

Returnable advances	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates	No reset. Includes option for borrower to prepay without penalty the advance on specific dates throughout the term after a lock-out period

The types and par amounts of advances outstanding as of December 31, 2010 and the amount of income generated by each advance type for the year ended December 31, 2010 are described in the table below.

	As of December 31, 2010		For the Year Ended December 31, 2010
Advance Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Advances Income *	Percent of Advances Income
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$112,682	0.9	$1,229	0.3
Adjustable interest-rate advances	1,617,035	12.5	14,775	3.6
Fixed interest-rate advances:
Non-amortizing advances	7,378,812	56.7	200,101	48.2
Amortizing advances	503,263	3.9	26,791	6.5
Structured advances:
Putable advances:
Putable advances	2,878,910	22.2	140,779	33.9
Knockout advances	292,500	2.3	13,603	3.3
Capped floater advances	30,000	0.2	369	0.1
Floating-to-fixed convertible advances	175,000	1.3	16,809	4.1
Total	$12,988,202	100.0	$414,456	100.0

*
Advances income shown in the table above excludes the impact of hedging adjustments, amortization of discounts on Affordable Housing Program (AHP) advances, commitment fees, and amortization of prepayment fees. These amounts are included in advances income or advance prepayment fee income, net in the statement of operations.

Security Interests
We are required under the FHLBank Act to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. Eligible collateral for member borrowers includes:

•	one-to-four family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or any of its agencies, such as MBS issued or guaranteed by Government National Mortgage Association (Ginnie Mae);

•	MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Association (Freddie Mac);

•	cash or other deposits in the Seattle Bank; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.
We also have a statutory lien on our member borrowers' capital stock in the Seattle Bank. Members that are CFIs, as defined by regulation, may also pledge as collateral small business, small farm, small agri-business, or community development activity loans.

Housing associates are subject to more stringent collateral requirements than member borrowers. For example, for housing associates that are not state housing finance agencies, collateral generally is limited to whole first-mortgage loans on improved residential real estate that are insured by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development under Title II of the National Housing Act. Securities that represent a whole interest in the principal and interest payments due on a pool of FHA mortgage loans also are eligible. Housing associates that qualify as state housing finance agencies have collateral requirements that are comparable to those applicable to members. Collateral for housing associates is maintained in the physical possession of the Seattle Bank.
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

We determine the appropriate collateral control category based on a risk analysis of each member borrower, using regulatory financial reports and other information. In general, collateral needed to meet minimum requirements must be owned by the member borrower, or in certain cases, a member's affiliate approved by us, and must be identified on the member's or the affiliate's books and records as being pledged to us. Member borrowers must comply with collateral requirements before we fund an advance. Member borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. Over the last three years, due to deteriorated market conditions and pursuant to the terms of our advance agreements, we moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of December 31, 2010, 27% of our borrowers, representing 24% of the par value of our outstanding advances, were on the physical possession collateral arrangement.
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
For those member borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral, based on the terms discussed above. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a particular member borrower so warrants. In addition, we generally take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. We believe the physical possession collateral arrangement generally limits our credit risk and allows us to continue lending to members whose financial condition has weakened.Typically, we charge collateral management and safekeeping fees on collateral delivered to the Seattle Bank or its custodians.

Borrowing Capacity
Borrowing capacity depends on the collateral provided by a borrower. To determine the value against which we apply these specified discounts, we use the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate.
The following table details the types of collateral by category of collateral control arrangement, including the range of collateral borrowing capacity and weighted-average effective borrowing capacity of collateral pledged to the Seattle Bank as of December 31, 2010.

Type of Collateral	Borrowing Capacity Applied to Collateral	Weighted-Average Effective Borrowing Capacity as of December 31, 2010
(in percentages)
Blanket pledge:
Single-family mortgage loans	83	83.0
Multi-family mortgage loans	80	80.0
Government-guaranteed loans	90	90.0
Home equity loans/lines of credit	45	45.0
Commercial loans	60	60.0
CFI collateral	50-60	55.6
Listing:
Single-family mortgage loans	75-85	84.9
Multi-family mortgage loans	40-80	-
Government-guaranteed loans	90	-
Home equity loans/lines of credit	45-60	56.1
Commercial loans	30-60	60.0
CFI collateral	50-60	-
Physical possession:
Single-family mortgage loans	83-85	83.2
Multi-family mortgage loans	40-80	71.6
Government-guaranteed loans	90	90.0
Home equity loans/lines of credit	45-60	47.6
Commercial loans	40-60	58.1
CFI collateral	50-60	56.0
Cash, U.S. government/U.S. Treasury securities	93-97	97.0
U.S. agency securities (excluding MBS) *	80-97	80.0
U.S. agency MBS/CMOs	67-97	93.4
PLMBS	67-90	84.5
Commercial MBS	80-90	90.0
Other securities	80-95	95.0
Total	40-97	75.4

*
Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the U.S. Department of Agriculture.

Management of Credit Risk
In order to manage the credit risk of our advances, we monitor and assess our member borrowers' creditworthiness using financial information they provide to their regulators on a quarterly basis, regulatory examination reports, other public information, and information submitted by member borrowers. We review member borrowers that are exhibiting a weak or deteriorating financial condition or CAMELS rating in greater detail. In addition, for members with a weakened financial condition, we utilize a third-party vendor to estimate the liquidation value of such members' collateral as part of our loss reserve analysis.
The CAMELS rating system generates a regulatory rating of a financial institution's overall condition, based on onsite examinations of six factors: capital adequacy, asset quality, management quality, earnings, liquidity, and sensitivity to market risk. Each financial institution's regulator assigns the institution a score on a scale of 1 (best) to 5 (worst) for each of the six factors, along with a composite or overall rating for a financial institution that is based on a combination of the factors' scores and an overall evaluation. Financial institutions with a composite rating of 1 or 2 are considered to be high-quality institutions that present few supervisory concerns.
We review and verify collateral pledged by member borrowers according to the member's financial condition, collateral quality, and other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications.
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
Concentration and Pricing of Advances
Our advance balances are concentrated with commercial banks and thrift institutions. The following table identifies our top five borrowers, the par value of their advance balance and their percentage of our total par value of advances as of December 31, 2010, as well as the income from advances and percentage of our total advance income from these members' advances outstanding during 2010.

	As of December 31, 2010		For the Year Ended December 31, 2010
Top Five Borrowers	Advances at Par Value	Percent of Par Value of Total Advances	Advances Income *	Percent of Advances Income
(in thousands, except percentages)
Bank of America Oregon, N.A.	$4,107,993	31.6	$69,321	16.7
Portland, OR
Washington Federal Savings and Loan Association	1,850,000	14.2	83,508	20.1
Seattle, WA
Capmark Bank	946,384	7.3	16,270	3.9
Midvale, UT
Central Pacific Bank	551,268	4.3	18,054	4.4
Honolulu, HI
Sterling Savings Bank	305,756	2.4	20,992	5.1
Spokane, WA
Total	$7,761,401	59.8	$208,145	50.2

*
Advances income shown in this table excludes the impact of hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees. These amounts are included in advances income or advance prepayment fee income, net on the statement of operations.

The table below provides information on the types, weighted-average interest rates, and terms of advances held by our top five borrowers and all other borrowers as of December 31, 2010.

	Top Five Borrowers				All Other Borrowers
Advance Type	Par Value of Advances Outstanding	Weighted- Average Interest Rate	Weighted-Average Term (months)	Weighted-Average Remaining Term (months)	Par Value of Advances Outstanding	Weighted- Average Interest Rate	Weighted-Average Term (months)	Weighted-Average Remaining Term (months)
(in thousands, except interest rates and months)
Variable Interest-Rate Advances:
Cash management advances	$—	—	—	—	$112,682	0.75	12.0	6.2
Adjustable interest-rate advances	1,252,035	0.76	40.8	14.9	365,000	2.08	67.7	51.5
Fixed Interest-Rate Advances:
Non-amortizing advances	4,571,125	1.34	25.4	13.1	2,807,687	2.29	38.8	19.7
Amortizing advances	121,241	6.38	250.8	110.6	382,022	4.41	130.6	78.8
Structured Advances:
Putable Advances:
Putable advances	1,767,000	4.15	115.0	66.4	1,111,910	3.87	97.2	54.9
Knockout advances	—	—	—	—	292,500	3.50	85.6	39.5
Capped floater advances	—	—	—	—	30,000	1.51	60.1	20.7
Floating-to-fixed convertible advances	50,000	4.63	60.0	17.0	125,000	4.73	100.8	53.9
Total par value of advances	$7,761,401	1.98	52.1	27.0	$5,226,801	2.86	63.6	35.3

The weighted-average interest rate of our advances is highly dependent upon the type of advances within our portfolio, the advances' origination dates, and the terms to maturity, as well as our cost of funds (upon which our advance pricing is based). Throughout 2010, the federal funds target and effective rates remained relatively stable and very low, at a range of zero to 0.25%. The current low interest-rate environment, decreased member demand, and prepayments and maturities of advances have contributed to significantly lower weighted-average interest rates on our advances across all terms to maturity.
We are not subject to any regulatory or other restrictions on concentrations of advances with particular categories of institutions or with individual borrowers. Nevertheless, we monitor our advance activity and provide a variety of information to our Board of Directors (Board) regarding advance balances and activity trends by type of advance, customer, and other relevant measures. Because a large concentration of our advances is held by only a few members, changes in this group's borrowing decisions, including decreased demand, have affected and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.

Our three primary pricing alternatives for advances are as follows.

•
Differential pricing - Borrowers can request an advance rate lower than our posted rates and, subject to specific criteria and delegated authority, certain Seattle Bank staff members may adjust the pricing levels within specified parameters.

•	Daily market-based pricing - All borrowers receive the same pricing, which is posted on our website.

•
Auction funding pricing - Through this alternative, borrowers can generally borrow at a lower interest rate than the daily market-based pricing posted on our website. Auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete. We did not offer auction funding pricing during most of 2009 due to our concern about auction size limitations. We resumed offering auction funding pricing in November 2009.

The differential pricing option is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. The following table summarizes our advance pricing as a percent of new advance activity, excluding cash management advances, for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Advance Pricing	2010	2009	2008
(in percentages)
Differential pricing	92.4	92.4	48.6
Daily market-based pricing	7.4	7.6	48.7
Auction funding pricing	0.2	—	2.7
Total	100.0	100.0	100.0

The financial market volatility that began in mid-2007 shifted much of our advance business from differential pricing to daily market-based pricing. Starting in the second half of 2009, the increasing availability of liquidity alternatives again increased our need to compete via differential pricing. We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Further, because our administrative costs are largely fixed, our relative administrative costs per advance are lower on larger advances than on smaller advances. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all our members.
Other Mission-Related Community Investment Programs
We provide direct and indirect support for affordable housing and community economic development through our community investment programs. These programs are designed to make communities better places to work and live and to assist our members in meeting their Community Reinvestment Act responsibilities. Through our AHP/Home$tart Program and our Community Investment Program/Economic Development Fund (CIP/EDF), our members have access to grants, subsidized and reduced interest-rate advances and standby letters of credit to support affordable rental and homeownership opportunities and economic development initiatives that benefit very low-, low-, and moderate-income populations. We administer and fund these programs as described below.

AHP/Home$tart Program
The AHP is funded with approximately 10% of our annual net income. Funds are typically awarded through a competitive application process, a portion of which may be allocated to our homeownership set-aside program, the Home$tart Program (described below).
AHP Competitive Program
Through the AHP competitive program, we offer grants and subsidized advances to Seattle Bank members that partner with community sponsors to acquire, develop, or rehabilitate affordable rental or owner-occupied housing for low- or moderate-income households, which are defined as households with an income at or below 80% of the area's median income, adjusted for family size. AHP funds may be used for gap financing, to reduce principal or interest rates on loans, or to assist with down payment or closing costs.
Since its inception in 1990, the Seattle Bank's AHP has awarded a net amount of $140.6 million to support the financing of 27,143 rental and owner-occupied units. As a result of our net loss in 2009, we did not have a 2010 AHP competitive program.
Home$tart Program
The Home$tart Program enables Seattle Bank members to provide down payment and closing cost assistance to first-time homebuyers earning up to 80% of their area's median income, adjusted for family size. The Home$tart Program provides $3 for every $1 of a homebuyer's funds, up to $5,000, or for homebuyers receiving public housing assistance, $2 for every $1 of their funds, up to $10,000. Since its inception in 1995, the Home$tart Program has disbursed a net amount of $42.1 million to 8,527 eligible homebuyers. In 2010, the program distributed $649,000 to 125 eligible homebuyers.
CIP/EDF
We offer reduced interest-rate advances and standby letters of credit for qualifying affordable housing and economic development initiatives through our CIP/EDF. CIP/EDF reduced interest-rate advances have interest rates up to 30 basis points below our posted advance rates, with terms of three to 30 years. CIP/EDF funds have been used for a variety of eligible activities, including the financing of small businesses, affordable rental and owner-occupied housing, and new roads, bridges, and sewage treatment plants. Since inception, $3.6 billion in CIP/EDF advances have been made. In 2010, $80.3 million in CIP/EDF advances were disbursed.
Letters of Credit
The Seattle Bank issues letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are individually structured to meet member needs. As of December 31, 2010, our outstanding letters of credit totaled approximately $678.7 million.

Mortgage Loans Held for Portfolio
In 2001, we designed the Mortgage Purchase Program (MPP) in collaboration with certain other FHLBanks to provide participating members with: (1) an alternative for the sale of whole mortgage loans into the traditional secondary mortgage market, and (2) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members, without the use of any intermediary, such as an intervening trust. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.

In 2005, we ceased entering into new master commitment contracts and have purchased no mortgage loans since 2006. We expect that the balance of our mortgage loans held for portfolio under the MPP will continue to decrease as the remaining mortgage loans are paid off. In addition, as a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP.
Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2010, approximately 87% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (JPMorgan Chase), formerly Washington Mutual Bank, F.S.B.. This former member owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2010.
Eligible Loans
Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-insured mortgage loans and conventional, one-to-four family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. The government-insured mortgage loans we purchased are insured by the FHA. As of December 31, 2010, our mortgage loan portfolio was composed of conventional mortgage loans with a total par value of $3.1 billion and government-insured mortgage loans with a total par value of $141.5 million. As of December 31, 2010, the MPP portfolio consisted of 22,664 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state, see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2010 and 2009—Mortgage Loans Held for Portfolio.”
 We do not service the mortgage loans we purchased from our participating members. Under the MPP, participating members that sold mortgage loans to us could either continue to service the mortgage loans or independently sell the servicing rights to a service provider acceptable to us.
Management of Credit Risk
Exposure to credit risk on our outstanding mortgage loans is shared between the participating members and the Seattle Bank. We manage our exposure to credit risk with the homeowners' equity and additional layers of credit enhancements. Credit enhancements include (in order of priority):

•	Primary mortgage insurance (PMI), as applicable; and

•	Lender risk account (LRA) for conventional mortgage loans as described below.
In addition to these credit enhancements, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an nationally recognized statistical rating organization (NRSRO) must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, Standard & Poor's (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We are exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency. See Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements."
No LRA or SMI coverage is required for government-insured mortgage loans. For conventional mortgage loans, PMI (as applicable) covers losses or exposure down to approximately a loan-to-value ratio of between 65% and 80% based upon the original appraisal and loan amount.

The LRA is a credit enhancement that helps protect us against credit losses on conventional mortgage loans. This account is established to conform to federal regulation covering acquired member asset (AMA) programs. These regulations stipulate that, at the time of purchase, a member is responsible for all expected losses on the mortgage loans it sells to an FHLBank. LRA funds are available to cover credit losses in excess of the borrower's equity and PMI on the mortgage loans we purchased under a master commitment contract. The participating member's master commitment contract relating to the MPP specifies the funding level required for the member's LRA. In accordance with the applicable contract, the purchase price for the mortgage loans purchased under a member's master commitment contract was discounted to fund the LRA. If the member's LRA is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the LRA whether or not any of the purchased mortgage loans are in default.
At the time of purchase, we required each member that sold conventional mortgage loans to us to provide additional credit enhancements which, combined with the LRA, effectively made the purchased mortgage loan portfolio equivalent to an investment that had been highly rated by an NRSRO, such as Moody's Investor Service (Moody's), S&P, or Fitch Ratings (Fitch). This was accomplished, in part, through the participating member's purchase of SMI. We evaluated the proposed conventional mortgage loans to be purchased (either the specific portfolio or a representative sample) to determine the amount of expected losses from the mortgage loans. The amount funded into the LRA by the member was the greater of these expected losses or the minimum required by the SMI provider in order to provide SMI. As with some of the funding of the LRA, a portion of the monthly interest was set aside to fund the SMI premium.
The LRA funds may be used to offset any losses that may occur over the life of the mortgage loans. Generally, after five years, funds in excess of required LRA balances are distributed to the participating member in accordance with a step-down schedule that is stipulated in each master commitment contract. No LRA balance is required after 11 years. The LRA balances are recorded in other liabilities and totaled $12.3 million as of December 31, 2010.
As a result of the credit enhancements described above, we and our participating members share the credit risk of the mortgage loans sold to us under the MPP. The participating member assumes a first-loss obligation in the event of a mortgage borrower default equivalent to a minimum of the expected losses through its LRA, after the exhaustion of the borrower's equity and any PMI coverage, if required. After the LRA has been exhausted, we assume the credit exposure if the severity of losses exceeds the LRA coverage. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2010 and 2009—Mortgage Loans Held for Portfolio—Credit Risk” for additional information.
Management of Interest-Rate and Prepayment Risk
The market values of the fixed interest-rate mortgage loans that we purchased under the MPP changes as interest rates change. Typically, when interest rates rise, the market value of a fixed interest-rate mortgage loan depreciates, and as interest rates fall, the market value of a fixed interest-rate mortgage loan appreciates. However, because borrowers can prepay the loans with no penalty, mortgage loans have inherent prepayment risk. Borrowers may generally prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower interest rate or selling their homes. As a result of a borrower's option to repay a mortgage loan at any time, the term of our investment in a mortgage loan is less predictable. We estimate the propensity of borrowers to prepay their mortgage loans using a third-party vendor prepayment model. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.
Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance a portion of the mortgage loans with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market value of the fixed interest-rate consolidated obligation bonds typically appreciates when rates rise, moving in the opposite direction of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the market value of the fixed interest-rate consolidated obligation bonds typically depreciates when rates fall, whereas the mortgage loans typically appreciate in such an environment.

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
We may also enter into interest-rate exchange agreements, such as options to purchase interest-rate exchange agreements (i.e., swaptions), to further limit the interest-rate and prepayment risk inherent in mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and, therefore, the value of a mortgage loan fluctuates. We may offset this volatility risk by issuing callable consolidated obligation bonds and purchasing swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.
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
Although we utilize a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, these loans continue to expose us to interest-rate volatility and rapid changes in the rate of prepayments.

Investments
We maintain a portfolio of short- and long-term investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions and generally includes overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. We also maintain a longer-term investment portfolio, which includes debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's or S&P at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and TLGP securities (all having maturities greater than one year). When we refer to MBS in this report, we mean both collateralized mortgage obligations and mortgage-backed pass-through securities. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. Collateralized mortgage obligations are MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. Collateralized mortgage obligations may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.
 We do not have any specific policy covering the level of investments we may make in our members or their affiliates compared to nonmembers. In general, we make investment decisions as to securities of members and their affiliates in accordance with our policies applicable to all investments, which reflect the regulatory restrictions and the credit-risk management policies described below. For short-term investments only, our credit-risk management policies permit us to require a higher standard of credit quality for nonmembers and affiliates of members than for members. For example, for short-term investments in nonmembers or affiliates of members, we may require higher minimum long-term credit ratings than for counterparties that are members, and require nonmembers or affiliates of members to hold higher amounts of tier-one capital (or equivalent capital measurement) than counterparties that are members. We believe that the difference in these criteria for short-term investments in members is supported by the fact that we have a security interest in certain assets of our members.

Our short-term investments were $12.6 billion, $16.5 billion, and $7.5 billion and our long-term investments were $17.9 billion, $7.4 billion, and $8.5 billion as of December 31, 2010, 2009, and 2008. Short- and long-term investments represented 64.6%, 46.6%, and 27.4% of our total assets as of December 31, 2010, 2009, and 2008 and generated 34.2%, 25.2%, and 29.7% of total interest income for the years ended December 31, 2010, 2009, and 2008. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2010 and 2009—Investments" for additional detail on our short- and long-term investment portfolios.
Prohibited Investments
Under federal regulation, we are prohibited from investing in certain types of securities, including:

•
instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Seattle Bank;

•	whole mortgages or other whole loans, or interests in mortgages or loans other than:

◦	those acquired under the MPP,

◦	certain investments targeted to low-income persons or communities,

◦	certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second-highest credit rating from an NRSRO at the time of purchase,

◦
mortgage-related securities or asset-backed securities backed by manufactured housing loans or home equity loans, and pools of commercial and residential mortgage loans that are labeled as subprime or having certain subprime characteristics, and

◦	certain foreign housing loans authorized under section 12(b) of the FHLBank Act, and

•	non-U.S. dollar denominated securities.
Finance Agency regulations further limit our investment in MBS and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

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

Additional Restrictions
Money market issuers and obligors must have long-term ratings of at least “A3” by Moody's or “A-” by S&P and maintain certain capital measurements. Member bank counterparties must have a minimum long-term credit rating of “Baa” by Moody's or “BBB-” by S&P and meet other capital measurements.

Finance Agency regulations also prohibit an FHLBank from purchasing any FHLBank consolidated obligation as part of the consolidated obligation's initial issuance, either directly from the Office of Finance or indirectly through an underwriter.
Our investments in direct obligations of U.S. government-sponsored agencies or instrumentalities (other than the other FHLBanks, when we held such investments) are limited to the lower of 100% of our total capital or the issuer's total capital.
In addition, as required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe current economic conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio, resulting in, among other things, a decrease in the amount of assets the bank may be able to hold and, depending upon our asset mix, a potential decrease in net income. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement."
Management of Credit Risk
We periodically review the financial condition of unsecured investment counterparties to assess whether our investments and asset classifications are appropriate from our risk-management perspective. For domestic banks and thrifts, this process may include monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. A securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or be an affiliate of a Seattle Bank member with capital in excess of $100 million. We monitor the financial performance of other institutions, such as foreign banks or commercial paper counterparties, using the credit watch lists of Moody's, S&P, and Fitch ratings services. In addition, we receive information on credit rating actions, watch-list status changes, and other pertinent data to monitor changes in our investment counterparties' financial condition.
Our MBS portfolio consists of agency-guaranteed securities and senior tranches of privately issued, prime or Alt-A residential PLMBS (on which we regularly purchased credit enhancements to further reduce our risk of loss on these securities). Due to the continued deterioration in the credit markets, and in particular the U.S. housing market, we have tightened our credit standards for MBS purchases and are currently purchasing only GSE or U.S. agency MBS for our investment portfolio and expect to continue to do so for the foreseeable future.
We evaluate each of our securities in an unrealized loss position for OTTI on a quarterly basis. As a result of deterioration of the collateral underlying our PLMBS, we recorded OTTI credit charges of $106.2 million, $311.2 million, and $304.2 million for the years ended December 31, 2010, 2009, and 2008. In addition, as of December 31, 2010 and 2009, net non-credit OTTI losses recorded in accumulated other comprehensive loss (AOCL) totaled $660.6 million and $905.7 million.
See Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2010 and 2009—Investments, and —Critical Accounting Policies and Estimates,” and “Part I. Item 1A. Risk Factors,” for additional information on OTTI assessments and charges.

Interest-Rate Exchange Agreements
Finance Agency regulations establish guidelines for the use of interest-rate exchange agreements by FHLBanks. These regulations generally enable the FHLBanks to enter into interest-rate exchange agreements only to reduce the market-risk exposures inherent in otherwise unhedged assets and funding positions. Accordingly, we use, among others, interest-rate swaps, swaptions, and interest-rate cap and floor agreements (collectively, interest-rate exchange agreements or derivatives) in our interest-rate risk management strategies. Finance Agency regulations prohibit the trading of or the speculative use of these instruments and limit our ability to incur credit risk through use of these instruments.

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
We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances.

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we may purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As short-term interest rates rise, the cost of issuing short-term consolidated obligations increases. We would begin to receive payments from our counterparty when interest rates rise above a predefined rate, thereby “capping” the effective cost of issuing the consolidated obligations.

We also utilize interest-rate exchange agreements in combination with consolidated obligation bonds (i.e., structured funding), to reduce our interest expense.
As of December 31, 2010, the total notional amount of our outstanding interest-rate exchange agreements was $35.0 billion. The notional amount of an interest-rate exchange agreement serves as a basis for calculating periodic interest payments or cash flow and is not a measure of the amount of credit exposure from that transaction.
Our interest-rate exchange agreement counterparties are highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from an NRSRO, such as Moody's or S&P, as of December 31, 2010. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty's credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions, watch-list status changes, and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements. In addition, on a quarterly basis, we monitor the credit watch lists of Moody's, S&P, and Fitch to determine the status of any of our counterparties on these lists.
For more information about our outstanding interest-rate exchange agreements and the strategies we use to manage our interest-rate risks, see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2010 and 2009—Derivative Assets and Liabilities” and "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk."
Deposits
The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors. Demand deposits comprised 59.7% of our $502.8 million of total deposits as of December 31, 2010.
The FHLBank Act requires us to have an amount equal to or greater than our current deposits from members as a reserve. This reserve is required to be invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2010 and 2009, we had an excess deposit reserve of $5.3 billion and $15.6 billion.

Other Fee-Based Services
We offer a number of fee-based services to our members, including securities safekeeping and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.
Sales and Marketing
 We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about the Seattle Bank's products and services that can help members attain their business goals. As of December 31, 2010, we had four relationship managers.

Debt Financing
Consolidated Obligations
Our primary source of funds is the issuance of debt in the capital markets through consolidated obligations. Federal regulation governs the issuance of debt on behalf of the Seattle Bank and the other FHLBanks and authorizes the FHLBanks to issue debt through the Office of Finance. FHLBanks are not permitted to issue individual debt without Finance Agency approval. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities generally ranging from one to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although individual FHLBanks are primarily liable for the portion of consolidated obligations corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Consolidated obligations are not obligations of the United States, and the U.S. government does not guarantee them, directly or indirectly.
Under Finance Agency regulations, if the principal or interest on any consolidated obligation issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary FHLBank obligor has defaulted on the payment of that obligation. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. The Finance Agency has never required the Seattle Bank to repay obligations in excess of our participation nor have they allocated to the Seattle Bank any outstanding liability of any other FHLBank's consolidated obligations.
In addition, pursuant to the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement), effective as of July 20, 2006, in the event that one or more FHLBanks does not fund its intra-day principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement, nor has any FHLBank had to fund payments on our behalf.

Consolidated obligations on which we are primarily liable are recorded as liabilities on our statement of condition. Consolidated obligations for which we are the primary obligor outstanding as of December 31, 2010 and 2009 are shown in the table below.

	As of	As of
Carrying Value of Consolidated Obligations	December 31, 2010	December 31, 2009
(in thousands)
Discount notes	$11,596,307	$18,501,642
Bonds	32,479,215	29,762,229
Total	$44,075,522	$48,263,871

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

•	other securities that are rated “AAA” or equivalent by an NRSRO.
The following table presents our compliance with this requirement as of December 31, 2010 and 2009.

	As of	As of
Unpledged Aggregate Qualifying Assets	December 31, 2010	December 31, 2009
(in thousands)
Outstanding debt	$44,075,522	$48,263,871
Aggregate qualifying assets	47,150,222	50,980,587

The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2010.

	For Years Ended December 31,
Computation of Earnings to Fixed Charges	2010	2009(1)	2008(1)	2007	2006
(in thousands, except ratios)
Earnings:
Income (loss) before assessments	$27,901	$(161,609)	$(199,364)	$96,257	$35,087
Fixed charges	398,091	663,954	2,068,518	2,835,663	2,456,559
Earnings available for fixed charges	$425,992	$502,345	$1,869,154	$2,931,920	$2,491,646
Fixed Charges:
Interest expense on consolidated obligations	$396,988	$662,129	$2,042,726	$2,786,847	$2,413,097
Interest expense on deposits and borrowings	268	922	25,074	48,267	42,876
Interest portion of rental expense (2)	835	903	718	549	586
Fixed charges	$398,091	$663,954	$2,068,518	$2,835,663	$2,456,559
Ratio of earnings to fixed charges	1.07	—	—	1.03	1.01

(1)	Earnings were inadequate to cover fixed charges by approximately $161.6 million and $199.4 million for the years ended December 31, 2009 and 2008.
(2)
The interest portion of rental expense does not include $442,000, $301,000, $193,000, $878,000, and $1.0 million in recoveries in 2010, 2009, 2008, 2007, and 2006 of our lease abandonment costs due to adjustments in projected future rental rates.

Office of Finance
As set forth by federal regulation, the Office of Finance, a joint office of the FHLBanks, has responsibility for facilitating and approving the issuance of consolidated obligations on behalf of and as agent for the FHLBanks. The Office of Finance also:

•	services all outstanding consolidated obligations;

•	serves as a source of information for FHLBanks on capital market developments;

•	markets the FHLBank System's debt on behalf of the FHLBanks;

•	selects and evaluates underwriters;

•	prepares annual and quarterly reports of the FHLBanks' combined financial results;

•	administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, the entity that services REFCORP's debt instruments; and

•	manages the FHLBanks' relationships with the rating agencies with regard to consolidated obligations.
Types of Consolidated Obligations
The issuance type and interest cost of consolidated obligations are affected by a number of factors, including, but not limited to, the following:

•	overall economic and credit conditions;

•	investor demand and preferences for FHLBank debt securities;

•	the level of interest rates and the shape of the U.S. Treasury and the LIBOR swap curve;

•	the supply, volume, and characteristics of debt issuances by other GSEs or other highly rated issuers;

•	the volatility of market prices and interest rates; and

•	actions by the Federal Reserve, U.S. Treasury, FDIC, and legislative and executive branches to affect the economy and financial, credit, and mortgage markets.
We may utilize consolidated obligation bonds (with or without associated interest-rate swaps), consolidated obligation discount notes (with or without associated interest-rate swaps), or a combination thereof in order to optimize our cost of funds and manage our interest-rate risk.
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

•
through the Office of Finance's daily market pricing program, where any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term of up to 365 days through a 16-member consolidated obligation discount note selling group of broker-dealers; and

•
through reverse inquiry, where a dealer requests a specified amount of discount notes be issued for a specific date and price. In the case of reverse inquiries, the Office of Finance discloses these inquiries to the FHLBanks, which may or may not choose to issue the discount notes with the requested terms.

Consolidated Obligation Bonds
We use the proceeds from our allocated portion of consolidated obligation bonds primarily to provide advances to members and to fund our investment portfolio, and we historically used them to fund our MPP. Typically, the maturities of these bonds range from one to 30 years, although the maturities are not subject to any statutory or regulatory limits. The bonds can have fixed or variable interest rates and can be callable or non-callable. In the event that the interest rate of a bond is swapped with an interest-rate exchange agreement, the interest-rate exchange agreement is the sole responsibility of the specific FHLBank and is not a joint and several obligation of the FHLBank System.
Consolidated obligation bonds are issued in a variety of ways.
Negotiation - Bonds can be individually negotiated transactions, using the services of one or more underwriters. Typically, negotiated bonds are fixed interest-rate non-callable, European-style or Bermudan-style callable (one-time or periodic calls), or structured bonds that may be issued simultaneously with an interest-rate exchange agreement. Structured bonds include bonds with customized features, such as coupons that step up, or increase, in the future.

Daily Auction - Bonds may be competitively auctioned on a daily basis through a dealer network either in a callable auction for fixed interest-rate, continuously callable (American-style) bonds or through the TAP issue program for non-callable bullet bonds. The TAP issue program aggregates smaller issues with the same maturities into a larger bond issue that reopens or “taps” into the Committee on Uniform Securities Identification Procedures (CUSIP) number of a previously issued group of bonds. Bonds issued in daily auctions are generally in at least $10 million increments, although smaller issuances may be permitted.
Global Debt Program - The FHLBank System has a global debt program in which bonds are issued through a syndicate of dealers, or a single dealer, to domestic and international investors in issue sizes ranging from $500 million to $5 billion.
The majority of our consolidated obligation bonds are negotiated directly with dealers.
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
Liability for Consolidated Obligations
The consolidated obligations on which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System, including consolidated obligations held by other FHLBanks, as of December 31, 2010 and 2009.

	As of	As of
FHLBank System and Seattle Bank Consolidated Obligations	December 31, 2010	December 31, 2009
(in millions, except percentages)
Consolidated obligation discount notes:
Aggregate par value of FHLBank System	$194,478	$198,577
Par value for which the Seattle Bank is the primary obligor	$11,597	$18,503
Percentage for which the Seattle Bank is the primary obligor	6.0%	9.3%
Consolidated obligation bonds:
Aggregate par value of FHLBank System	$601,896	$732,040
Par value for which the Seattle Bank is the primary obligor	$32,303	$29,678
Percentage for which the Seattle Bank is the primary obligor	5.4%	4.1%

Rating Agency Actions
As of December 31, 2010, S&P's counterparty credit rating of the Seattle Bank was “AA+/A-1” with a ratings outlook of negative and our Moody's rating was “Aaa” with a ratings outlook of stable. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System's long-term and short-term consolidated obligations “AAA/A-1+” and Moody's rates them “Aaa/P-1.”
 Rating agencies may, from time to time, change a rating because of various factors, including operating results and actions taken, business developments, or changes in their opinion regarding, among other things, the general outlook for a particular industry or the economy. We cannot provide assurance that S&P, Moody's, or other rating agencies will not reduce our ratings or those of the FHLBank System or any other FHLBank in the future.

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
Deposit Reserve Requirement
The FHLBank Act requires us to hold: (1) investments in obligations of the U.S. government and its agencies, (2) deposits in eligible banks or trust companies, or (3) advances with a maturity not exceeding five years, the sum of which must equal or exceed the amount of our current deposits. We were in compliance with the statutory deposit reserve requirement at all times during the years ended December 31, 2010 and 2009.
Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operations requirements when our access to the capital markets, including the consolidated obligation discount note market, is impeded for a maximum of five business days due to a market disruption, operations failure, or problem with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (1) cash, (2) self-liquidating assets, (3) the borrowing capacity of securities available for repurchase or sale, and (4) irrevocable lines of credit from financial institutions rated not lower than the second highest NRSRO credit rating. Contingency liquidity needs include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in-the-money,” (5) mortgage loan commitments, (6) securities settlements, and (7) a forecast of other contingent obligations. We have satisfied our contingent liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during the years ended December 31, 2010 and 2009.
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
Our primary source of liquidity is the Office of Finance's issuance of consolidated obligations on our behalf. We measure our capacity to participate in consolidated obligations by forecasting our regulatory capital-to-assets ratio (or operating leverage ratio), implying that we will likely have access to the capital markets to the extent we meet or exceed our regulatory capital-to-assets ratio. We forecast our daily operating leverage ratio for 30 business days, taking into account our operational liquidity needs and operational liquidity sources.
Operational liquidity needs may include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in-the-money,” (5) mortgage loan commitments, (6) securities settlements, and (7) a forecast of other contingent obligations. Operational liquidity sources include: (1) cash, (2) self-liquidating assets, (3) consolidated obligations, (4) interbank borrowings, (5) maturing advances, and (6) securities available for repurchase or sale.
We maintained liquidity in accordance with federal laws and regulations and policies established by our Board at all times during the years ended December 31, 2010 and 2009.

In addition to the liquidity measures discussed above, the Finance Agency issued final guidance in March 2009, formalizing its request during the fourth quarter 2008 for increases in liquidity of the FHLBanks. This final guidance requires us to maintain sufficient liquidity through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that, during that time, our members do not renew any maturing, prepaid, or called advances. The second scenario assumes that we cannot access the capital markets for five days and that, during that period, we will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Since the fourth quarter of 2008, we have held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency's liquidity guidance and make available adequate liquidity for member advances.

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
The FHLBank System has historically exceeded its minimum quarterly obligations for REFCORP. The FHLBanks' aggregate payments through December 31, 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011, as of December 31, 2010. The October 15, 2011 date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2010 until the annuity is satisfied.
For the AHP, the FHLBank System must annually set aside the greater of $100 million or 10% of its current year's aggregate net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The FHLBanks contributed in excess of $100 million in each of the preceding three years. The actual amount of the AHP contribution is dependent upon both the FHLBanks' regulatory net income minus payments to REFCORP and the income of the other FHLBanks; therefore, future contributions are not determinable.
Historically, our combined annual assessments for REFCORP and the AHP have been at an effective rate of approximately 26.5%. As a result of the FHLBank System's decision to exclude interest expense on mandatorily redeemable capital stock from the AHP assessment calculation, the effective rate could rise slightly, depending on the amount of our mandatorily redeemable capital stock outstanding and our related interest expense, which is determined based on our dividend rates.
Due to our net loss in 2009, we recorded no ultimate assessments for AHP and REFCORP for the year ended December 31, 2009, although we did record a small REFCORP expense in 2009 based on an adjustment to 2007 REFCORP charges. In addition, due to our overpayment of REFCORP assessments during the first and second quarters of 2008 and our 2010 assessments of $5.1 million, as of December 31, 2010, we are currently entitled to a refund of $14.6 million, which we have recorded in “other assets” on our statement of condition.

Joint Capital Enhancement Agreement
On February 28, 2011, the Seattle Bank entered into the Joint Capital Enhancement Agreement (JCE Agreement) with each of the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a restricted retained earnings account to be established at each FHLBank. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—JCE Agreement" for additional information on the JCE Agreement.
Competition
Advances
We compete for advances business with other sources of funding, including our members' retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by the cost of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member's creditworthiness, and available collateral.
In addition, some recent legislative initiatives may adversely affect our competitive position with regard to the cost of our own funding, which we obtain primarily through the issuance of FHLBank consolidated obligations in the debt markets. In particular, U.S. government actions with regard to Freddie Mac and Fannie Mae may result in the debt securities of those entities being more attractive to investors than FHLBank System debt. Any resulting increase in our funding costs is likely to increase our advance rates and could negatively impact member demand for our advances. Further, taxes or penalties applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.
Debt Issuance
We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products may result in higher debt costs or lower amounts of debt issued by the FHLBanks than historically has been the case. Although the FHLBank System's debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.
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
Employees
 Our employee headcount decreased to 129 as of December 31, 2010, compared to 154 as of December 31, 2009, primarily as a result of the outsourcing of our information technology functions. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

Oversight, Audits, and Examinations
Regulatory Oversight
Effective July 30, 2008, the FHLBanks have been supervised and regulated by the Finance Agency. Prior to this date, the Finance Board served as the FHLBanks' regulator. The Housing Act established the Finance Agency as the new independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae (together, the Regulated Entities). The Finance Agency is headed by a single Director (sometimes termed the Director) appointed by the President of the United States, by and with the advice and consent of the Senate, to serve a five-year term. The Director must have a demonstrated understanding of financial management or oversight and have a demonstrated understanding of capital markets, including the mortgage securities markets and housing finance. As of the date of this report, a permanent director has not yet been appointed and confirmed. Edward DeMarco is the acting Director of the Finance Agency.
The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that: (1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and (4) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest.
The Finance Agency is funded entirely by assessments from the Regulated Entities. In September 2009, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency's costs and expenses and to maintain a working capital fund.
As discussed in “—Recent Legislative and Regulatory Developments,” in carrying out its responsibilities, the Finance Agency establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Agency conducts onsite examinations (at least annually), as well as other periodic reviews and, from time to time, requests information on specific matters affecting an individual FHLBank or the FHLBank System. In addition, an FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Agency.
Audits and Examinations
As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency all receive these audit reports. In addition, we must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accountants on the financial statements.
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

Capital Classification and Consent Arrangement
In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities, and in October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming or repurchasing capital stock and paying dividends. For a complete discussion of our capital classification and the Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements”.

Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from other financial regulators, such as the FDIC, have added to the climate of rapid regulatory change. We expect 2011 to involve additional, significant legislative and regulatory changes as financial regulators issue proposed and final rules to implement the Dodd-Frank Act and proposals for GSE housing reform are introduced.
Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system, including making permanent the temporary increase in the standard maximum deposit insurance amount of $250,000; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and the environment in which the FHLBanks carry out their housing-finance mission are likely to be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important effect on the FHLBanks, including the Seattle Bank, are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the FHLBanks, including the Seattle Bank.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, those trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Any of these margin and capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by us, making uncleared trades more costly and less attractive as risk management tools.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the Commodity Futures Trading Commission (CFTC) and/or the Securities and Exchange Commission (SEC). Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the FHLBanks, including the Seattle Bank, will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest-rate risk, which constitute the great majority of our derivative transactions.
However, it is unclear how the final requirements will treat the embedded derivatives, such as caps and floors, in advances to Seattle Bank members. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed rules. Designation as a swap dealer would subject the Seattle Bank to significant additional regulation and cost, including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. If we are designated as a swap dealer, the proposed rule would permit us to apply to the CFTC to limit such designation to those specified activities as to which we are acting as a swap dealer. Accordingly, our hedging activities may not be subject to the full requirements that are generally imposed on traditional swap dealers.
Together with the other FHLBanks, we are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act relevant to the FHLBanks will become effective until the latter half of 2011 and delays beyond that time are possible.
Regulation of Certain Nonbank Financial Companies
Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies
On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is "predominantly engaged in financial activities" if:

•	the annual gross financial revenue of the company represents 85% or more of the company's gross revenue in either of its two most recently completed fiscal years; or

•	the company's total financial assets represent 85% or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
Comments on this proposed rule are due by March 30, 2011.
The FHLBanks, including the Seattle Bank, would be predominantly engaged in financial activities under either prong of the proposed test. Pertinent to the FHLBanks, the proposed rule also defines "significant nonbank financial company" to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If the Seattle Bank is determined to be a nonbank financial company subject to the Federal Reserve's regulatory oversight, our business and operations may be adversely affected by such oversight.
Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies
On January 26, 2011, the Oversight Council issued a proposed rule that would implement the council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the FHLBanks. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity's size; interconnectedness with other financial firms; leverage, liquidity risk, and maturity mismatch; and existing regulatory scrutiny. If the Seattle Bank is determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, our operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule
In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the Seattle Bank becomes subject to the Volcker Rule, we may be subject to additional limitations on the composition of our investment portfolio beyond our current restrictions, including Finance Agency regulations. These new limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase our regulatory burden and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.
FDIC Regulatory Actions
FDIC Final Rule on Assessment System
On February 9, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, Seattle Bank advances will be included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including Seattle Bank advances, in excess of 25% of an institutions domestic deposits because these are now part of the assessment base. This rule may negatively impact demand for our advances to the extent that these assessments increase the cost of advances for some members.
FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority
On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment of contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.
Comments on this interim final rule are due by March 28, 2011.
FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts
On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 until January 1, 2013. Deposits are a source of liquidity for Seattle Bank members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for Seattle Bank advances.

GSE Housing Reform
On February 11, 2011, the U.S. Departments of the Treasury and Housing and Urban Development issued jointly a report to the U.S. Congress on reforming the United States' housing finance market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and the U.S. Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth possible reforms for the FHLBank System, which would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to individual members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.
If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make advances to their members and subject the FHLBanks to additional limitations on their investment authority.
The report also supports exploring additional means to provide funding to housing lenders, including potentially developing a covered bond market. A developed covered bond market could compete with FHLBank advances.
Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac that would ultimately wind down those entities. The FHLBanks have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac MBS and debt securities. Accordingly, FHLBank investment strategies would likely be affected by the winding down of those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. The potential effect of GSE reform on the government agency debt market is unknown at this time. In any case, the effect of housing GSE reform on the FHLBanks will depend on the content of legislation that is enacted to implement housing GSE reform.
Finance Agency Regulatory Actions
Final Rules
Office of Minority and Women Inclusion
On December 28, 2010, the Finance Agency issued a final rule requiring each of the FHLBanks and the Office of Finance to promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities. The rule requires each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule's requirements at every level of the organization, including management, employment and contracting. In addition, the rule requires each of the FHLBanks and the Office of Finance to make certain periodic reports on its compliance with the rule to the Director. We expect that complying with the rule will increase our regulatory burden and incremental costs. This rule became effective on January 27, 2011.

Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and Their Affiliates
On December 9, 2010, the Finance Agency issued a final rule that, among other things:

•	provided the FHLBanks the regulatory authority to receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

•
codified the Finance Agency's position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including stock investment requirements.

However, the final rule (i) clarified that it was not intended to prohibit an FHLBank's derivatives activities with members or other obligations that may create a credit exposure to an FHLBank but that do not arise from that FHLBank's lending of cash funds and (ii) does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have prohibited the FHLBanks, including the Seattle Bank, from entering into many of the repurchase transactions that the FHLBanks currently enter into for liquidity and investment purposes. This rule became effective on January 10, 2011.
Restructuring the Office of Finance
On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance's board of directors. Among other things, the regulation:

•	increased the size of the board such that it now comprises the 12 FHLBank presidents and five independent directors;

•	created an audit committee;

•	provided for the creation of other committees;

•	set a method for electing independent directors along with setting qualifications for these directors; and

•	provided that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the Office of Finance's board of directors.
The Office of Finance's audit committee may only be comprised of the five independent directors and has been charged with oversight of the form and content of the information that the FHLBanks provide to the Office of Finance for use in the combined financial reports. Additionally, the audit committee has responsibility to ensure that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance, to be combined to create accurate and meaningful combined financial reports. The rule generally became effective on June 2, 2010.
FHLBank Directors' Eligibility, Elections, Compensation, and Expenses
On April 5, 2010, the Finance Agency issued a final rule on FHLBank director elections, compensation, and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires each FHLBank to adopt a written compensation policy relating to such compensation and reimbursement of expenses; prescribes certain related reporting requirements; and prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings. This rule became effective on May 5, 2010.

Reporting Fraudulent Financial Instruments and Loans
On January 27, 2010, the Finance Agency issued a final regulation requiring each FHLBank to report to the Finance Agency its purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans it suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. Each FHLBank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the FHLBanks' programs and products. Given this scope, this regulation potentially creates significant investigatory and reporting obligations for the Seattle Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. We will be in a position to assess the significance of the reporting obligations once the Finance Agency has issued the guidance. This rule became effective on February 26, 2010.
Proposed Rules
Private Transfer Fee Covenants
On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgage, or securities backed by the income stream from such covenants unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative, or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rule are due by April 11, 2011.
Voluntary FHLBank Mergers
On November 26, 2010, the Finance Agency issued a proposed rule that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Based on the proposed rule, two or more FHLBanks may merge provided:

•	such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	such FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted preliminary approval of the merger;

•	the members of each such FHLBank ratify the merger agreement; and

•	the Director has granted final approval of the merger agreement.
Comments on this proposed rule were due by January 25, 2011.

FHLBank Liabilities
On November 8, 2010, the Finance Agency issued a proposed rule that would, among other things:

•
reorganize and re-adopt Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book-entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specify that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulations; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.
The adoption of the proposed rule would not have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations. Comments on the proposed rule were due by January 7, 2011.
Rules of Practice and Procedure for Enforcement Proceedings
On August 12, 2010, the Finance Agency issued a proposed rule that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed. Comments on this proposed rule were due by October 12, 2010.
Conservatorship and Receivership
On July 9, 2010, the Finance Agency issued a proposed rule that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. Comments on the proposed rule were due by September 7, 2010.
FHLBank Investments
On May 4, 2010, the Finance Agency issued a proposed regulation that, among other things, requested comment on whether additional limitations on an FHLBank's MBS investments, including its PLMBS investments, should be adopted as part of a final regulation and whether for PLMBS investments such limitations should be based on an FHLBank's level of retained earnings. Comments on this proposed rule were due by July 6, 2010.

Temporary Increases in Minimum Capital Levels
On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011, authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination including such FHLBank's:

•	current or anticipated declines in the value of assets held by it;

•	its ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	the ratio of market value of equity to the par value of capital stock; and

•	other conditions as notified by the Director.
The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months. Should the Seattle Bank be required to increase our minimum capital level, we may require additional stock purchases from our members or further suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could try to satisfy the increased requirement by disposing of assets to lower the size of our statement of condition relative to our total outstanding stock, which disposal may adversely affect our results of operations and ability to satisfy our mission.
Advance Notice of Proposed Rulemaking
Use of NRSRO Credit Ratings
On January 31, 2011, the Finance Agency issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on the proposed rule were due on March 17, 2011.
Members
On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking to address its regulations on FHLBank members to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

Our results of operations may be adversely affected if the Finance Agency ultimately issues a regulation that excludes prospective institutions from becoming Seattle Bank members or precludes existing members from continuing as Seattle Bank members due to the reduced business opportunities that would result. Comments on this advance notice of proposed rulemaking are due on March 28, 2011.
Additional Developments
Expiration of Authority to Issue Tax-Exempt Letters of Credit
The FHLBanks' authority to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances on behalf of members generally expired on December 31, 2010 in accordance with the Housing Act, although an FHLBank may renew such a letter of credit issued between the date of enactment of the Housing Act and December 31, 2010.
Basel Committee on Banking Supervision Capital Framework
In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely affect member demand for advances and/or investor demand for consolidated obligations.
Final SEC Rule on Money Market Reform
On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act of 1940, as amended. These amendments have resulted in certain tightened liquidity requirements on: maintaining certain financial instruments for short-term liquidity, reducing the maximum weighted-average maturity of portfolio holdings, and improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and encompasses FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” The final rule's requirements became effective on May 5, 2010, unless another compliance date is specified for particular requirements (e.g., daily and weekly liquidity requirements became effective on May 28, 2010).

ITEM 1A. RISK FACTORS

Following are some of the important risks and uncertainties that we face in our business. These are not the only risks and uncertainties that we may encounter, as others not now known to us or currently deemed immaterial may also materially adversely affect our business. If any of these or other risks or uncertainties occur, our business, including our financial condition and results of operations, could suffer, which, among other things, could affect our ability to provide our members with advances at competitive rates and could further affect our ability to redeem or repurchase capital stock and pay dividends. The risks and uncertainties discussed below also include forward-looking statements, and our business, including our actual financial condition and results of operations, may differ substantially from that discussed in this report.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement requires the Seattle Bank to take specified actions (including remediating various concerns) and meet and maintain various standards. The Consent Arrangement establishes the Stabilization Period (defined as commencing as of the date of the Consent Order and continuing through the filing of the Seattle Bank's Form 10-Q for the quarterly period ending June 30, 2011), during which period, the Seattle Bank will continue to be classified as "undercapitalized" by the Finance Agency, unless the Finance Agency takes additional action. We cannot predict whether or when we will meet the requirements of the Consent Arrangement, or whether or when the Finance Agency will change our capital classification even if we meet the requirements of the Consent Arrangement, or whether the Finance Agency will take additional actions or require us to meet additional standards.
 In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory or discretionary restrictions, including limitations on asset growth and new business activities. In accordance with regulation, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan, and, among other things, submitted a proposed business plan to the Finance Agency in August 2010.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent with the Finance Agency, relating to a Consent Order effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for asset composition, capital management, and other operational and risk management improvements, and we have agreed to address, among other things:

•
Risk Management and Asset Improvement - We may not resume purchasing mortgage loans under our MPP, a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide SMI on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

•
Capital Adequacy and Retained Earnings - We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with a capital restoration plan approved by the Finance Agency and prior written approval of the Finance Agency.

•	Remediation of Examination Findings - We will remediate the findings of the Finance Agency's 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•	Information Technology - We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

•
Senior Management and Compensation Practices - We will not take personnel action regarding compensation, including incentive-based compensation awards, or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

In addition to taking the specified actions within the timeframes noted in the Consent Order and the milestones and timelines we develop as components of our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives, the Consent Arrangement also provides for a Stabilization Period commencing on the date of the Consent Order and continuing through the filing of our second quarter 2011 Quarterly Report on Form 10-Q with the SEC. The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter.
In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating, with the Finance Agency so that actions taken and improvements proposed are aligned with the Finance Agency's expectations. However, there is a risk that implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and net income, further affecting our financial condition and results of operations. The plans that we are developing in conjunction with the Consent Arrangement include, among others:

•
Development of strategies acceptable to the Finance Agency to effectively manage our PLMBS portfolio to mitigate risks associated with the credit quality of the portfolio, including metrics, measures, and processes to guide decision making around the implementation of the strategies. Further material deterioration in the credit quality of our PLMBS could result in our implementation of one or more of the strategies, which could adversely impact our financial condition and results of operations.

•
Development of a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. During 2009 and 2010, many of our our members reduced their asset levels, while experiencing high levels of retail customer deposits and low loan demand. We believe these conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio, resulting in, among other things, a decrease in the amount of assets the bank may be able to hold and, depending upon our asset mix, a potential decrease in our net income.

•
We are reviewing our advance pricing policies and may revise them as part of our implementation of the Consent Arrangement and applicable regulatory compliance requirements. Changes to our advance pricing policies that increase some or all of our members' costs of borrowing could negatively impact our advance balances and net income should our members use alternative sources of wholesale funding rather than utilizing our advance products.

•
We are exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency. Depending upon the alternatives, the cost to credit enhance our MPP conventional mortgage portfolio could have an adverse impact on our net income over the next few years as the portfolio balance remains significant.

•
We have engaged an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management policies and practices in a manner acceptable to the Finance Agency. For example, in October 2010, we modified some of our collateral management practices to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on our members on the physical possession collateral arrangement.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Further, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency to enable us to meet minimum financial metrics by the end of the Stabilization Period and maintain them at each quarter-end thereafter and otherwise meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans or meet such requirements could result in additional actions under the PCA provisions or imposition of additional standards or conditions by the Finance Agency, which could have a material adverse consequence to our business, including our financial condition and results of operations.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity––Capital Resources—Capital Classification and Consent Arrangement" and Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements."
Material and prolonged declines in advance demand and the Consent Arrangement requirement to increase advances as a percent of total assets, could adversely affect our financial condition, results of operations, and ability to redeem or repurchase our capital stock or make dividend payments.
Since late 2008, we have experienced a significant decline in demand for our advances, primarily due to:

•	the acquisition of our largest borrower by an out-of-district institution;

•	low member advance demand in response to, among other things, a contracting economy, increased retail deposit levels, and our members’ efforts to preserve and build capital; and

•	loss of members through acquisitions, mergers, and closures by the FDIC or NCUA.
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions, including decreased demand, have affected and can still significantly affect the amount of our advances outstanding at any given time. If demand for our advances continues to be depressed or decline further, our business, including our financial performance, may be negatively impacted.
As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe that current economic conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio, resulting in, among other things, a decrease in the amount of assets the bank may be able to hold and, depending upon our asset mix, a potential decrease in our net income. Further, we are reviewing our advance pricing policies and may revise them as part of our implementation of the Consent Arrangement and applicable regulatory compliance requirements. Our advances balance and net income would be negatively impacted should our members utilize less of our funding, including using alternative sources of wholesale funding rather than utilizing our advance products.

Economic weakness, particularly in the U.S. housing markets, in recent years, has impacted and could continue to adversely impact the market value of our assets and liabilities, particularly our PLMBS, and result in asset impairment charges that have and could continue to significantly impact our financial condition and operating results.
The U.S. mortgage market experienced considerable deterioration over the past several years, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide. Ongoing pressure on housing prices primarily due to large inventories of unsold properties and the impact of current and forecasted borrower defaults and mortgage foreclosures has continued to negatively impact the credit quality of many PLMBS, which has contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank during 2008, 2009, and 2010. In addition, during this same time, the NRSROs have downgraded a significant number of PLMBS, including some investments owned by the Seattle Bank (including subordinate tranches of securities where we own a senior tranche), which has further adversely impacted the market values of these securities.
Continued deterioration of the U.S. housing market and the economy in general could lead to additional total OTTI losses or OTTI-related credit losses on our PLMBS, which, among other things, would negatively affect our financial condition and operating results. Further, because we believe that the collateral underlying a number of our PLMBS may not accurately support the stated characteristics of the securities, we could incur additional OTTI charges if the collateral performs worse than our forecasts. For additional information, see Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and "Part I. Item 3. Legal Proceedings" in this report.
We face competition for advances, which could adversely affect our net income.
We compete for advances business with other sources of funding, including our members’ retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by the cost and availability of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and available collateral.
We use differential pricing as a strategy in fulfilling our core mission of providing liquidity to members through advances, particularly for those members with access to a wider range of funding sources, including other FHLBanks. Differential pricing provides that rates on advances meeting specified criteria may be lower for some members than for others, so that the rates on our advances can be competitive with the lower rates available to those members. We believe that the resulting increase in advance volume compensates for any reduction in overall yield due to differential pricing. The financial market’s volatility that began in mid-2007 shifted much of our advance business from differential pricing to daily market-based pricing. Starting in the second half of 2009 and through the current time, the increasing availability of liquidity alternatives again increased our need to compete via differential pricing. However, there can be no assurance that the volume of such advances will continue to adequately compensate us for the reduction in overall yield on such advances, which could negatively affect our financial condition and results of operations, particularly our net income.
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
We earn net interest income from the spread between our earning assets and our debt funding costs and from investing our capital by purchasing both short- and long-term investments. While low interest rates reduce earnings on invested capital, spread income is generally only negatively impacted by lower interest rates if we are unable to maintain the spread between the earning assets and debt issuance interest rates. However, low interest rates adversely impact our net interest income in the following three significant ways:

•
The interest income on our variable interest-rate advances and PLMBS investments and the return on our short-term investment portfolio declines as interest rates decline. Because a significant percentage of our assets have variable interest rates or have short terms to maturity, sustained periods of low interest rates have and will continue to negatively impact our net income;

•	Declines in interest rates generally result in increased prepayments on mortgage-related assets such as our higher-yielding mortgage loans held for portfolio; and

•
The amount of additional net income generated by investing our capital is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in recent years, negatively impacting our returns on and the availability of suitable investments.

Further, our net income is affected by fluctuations in interest rates, which may be driven by economic factors. We are exposed to interest-rate risk primarily from the effects of changes in interest rates on our interest-earning assets and our funding sources which finance these assets. Mortgage-related assets are the predominant source of interest-rate risk in our market-risk profile, as changes in interest rates affect both the value of our mortgage-related assets and prepayment rates on those assets. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.We manage the interest-rate risk of our assets with a combination of debt issuance and derivatives, including interest-rate swaps, interest-rate caps and floors, and swaptions. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. See “Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk—Instruments that Address Market Risk,” which discusses, among other things, the changes in interest rates in recent years and their effects on our business. We believe our enhanced focus on market-risk measurement and monitoring enables us to manage interest-rate risk more effectively. Nevertheless, a rapid or significant drop in long-term interest rates could result in, among other things, faster-than-expected prepayments and lower-than-expected yields on mortgage-related assets, which could contribute to lower net income.
The FHLBanks are subject to a complex body of laws and regulations, which could change in a manner detrimental to the FHLBanks', including the Seattle Bank's, business, financial condition, and results of operations.
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are governed by federal laws and regulations of the Finance Agency. From time to time, Congress has amended the FHLB Act in ways that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations.
We cannot predict that additional regulations will be issued or what additional legislation may be enacted, nor can we predict the effect of any such additional regulations or legislation on our business, financial condition, or results of operations. Changes in our regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds or liquidity requirements, increases in retained earnings requirements, debt issuance limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, or increased compliance costs. Such new or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on our ability to conduct business or our costs of doing business. For example, an increase in our funding costs is likely to increase our advance rates and may negatively impact member demand for advances and changes that restrict the growth of our current business or the creation of new products or services could negatively affect our financial condition or results of operations. See "Part I. Item 1. Business—Recent Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.

Recently enacted legislation and regulations, including the Dodd-Frank Act, or proposed legislation such as GSE reform, could have an adverse affect on the Seattle Bank’s and the other FHLBanks’ financial condition and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The FHLBanks' business operations, funding costs, rights and obligations, and/or the manner in which the FHLBanks carry out their housing finance mission are likely to be affected by the passage of the Dodd-Frank Act and implementing regulations. For example, under the derivatives regulation portion of the Dodd-Frank Act, if an FHLBank is considered to be a “major swap participant,” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearinghouse, and it will be subject to additional swap-based capital and margin requirements. In addition, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Such additional requirements will likely increase the cost of our hedging activities and may adversely affect our ability to hedge our interest rate risk exposure from advances and achieve our risk management objectives.
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
The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. For example, in November 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. Deposits are a source of liquidity for Seattle Bank members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for Seattle Bank advances. In addition, in February 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions, implementing a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. The rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Once this rule takes effect on April 1, 2011, Seattle Bank advances will be included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including Seattle Bank advances, in excess of 25% of an institution's domestic deposits because these are now part of the assessment base. This rule may negatively impact demand for our advances to the extent that these assessments increase the cost of advances for some members.
It is not possible to predict the exact effect of the Dodd-Frank Act on the FHLBanks, including the Seattle Bank, or their members until the implementing regulations are drafted and finalized.
Further, on February 11, 2011, the U.S Departments of the Treasury and Housing and Urban Development issued jointly a report to Congress on reforming America's housing finance market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work in consultation with the Finance Agency and Congress to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth possible reforms for the FHLBank System, which if enacted, could significantly limit the FHLBanks' ability to make advances to their members and subject the FHLBanks to additional limitations on their investment authority. The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with FHLBank advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each reform of which would ultimately wind down those entities. The FHLBanks have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, FHLBank investment strategies would likely be affected by winding down those entities. To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may decide to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. The potential effect of GSE reform on the government agency debt market is unknown at this time. The effect of housing GSE reform on the FHLBanks will depend on the content of legislation that is enacted to implement housing GSE reform.
See "Part I. Item 1. Business—Recent Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.
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
To illustrate this risk, in September 2008, Washington Mutual Bank, F.S.B., once our largest member and borrower, was acquired by JPMorgan Chase & Co., which then transferred all its outstanding advances and capital stock to JPMorgan Chase, a nonmember, and we reclassified that membership to that of a nonmember shareholder no longer able to enter into new borrowing arrangements with the Seattle Bank. As of December 31, 2010, substantially all of JPMorgan Chase's advances had matured. Further, in January 2009, Bank of America, National Association (BANA) purchased Merrill Lynch & Co. (Merrill Lynch). Bank of America Oregon, N.A., a wholly owned subsidiary of BANA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, were at the time both members of the Seattle Bank. As part of an internal restructuring, essentially all outstanding advances and Class B capital stock held by Merrill Lynch Bank USA were transferred to Bank of America Oregon, N.A., resulting in a significant increase in advance and capital stock concentrations with that member.
The reclassification of our formerly largest member into a nonmember shareholder (which cannot take out new advances) and the transfer of Class B capital stock from one large member to our now largest member have significantly changed the potential concentration of our advances among our borrowers, particularly our largest borrowers. These changes may lead to adverse effects on our business, including greater advance concentration risk, lower advance balances and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.
In addition, the Seattle Bank is pursuing a number of complaints (originally filed in December 2009) in Washington state court against various entities relating to its purchase of certain PLMBS, including some members and potential members (and some of their affiliates), which actions continue. The Seattle Bank has a significant concentration of advances and capital stock balances with members that are affiliates of several large bank holding companies that are parties to these actions. Should these large bank holding companies direct their affiliates to reduce or not otherwise pursue their activity with the Seattle Bank or should certain potential members be unwilling to become members due to these legal actions, our business, including our financial condition and results of operations, could be negatively affected.

Member failures and consolidations may adversely affect our business.
In recent years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which, in turn, have increased regulatory scrutiny, capital required to cover nonperforming loans, and market value losses on certain securities, and the number of members on our internal credit watch list has increased significantly over that period. Although we actively monitor and adjust our members’ (particularly our more troubled members') collateral positions and arrangements relative to their advance balances, continued or rapid deterioration in collateral quality could expose the Seattle Bank to additional credit risk from advances. To reduce this exposure, in October 2010, we modified some of our collateral management practices, effective immediately, to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on those members on the physical possession collateral arrangement.
In addition, deteriorating financial condition of many financial institutions has also led to an increase in both the number of financial institution failures and in the number of financial institution mergers and consolidations. As a result of such activity, the Seattle Bank lost one member in 2008, 11 members in 2009, and 19 members in 2010. If there is a continuation of member failures and mergers or consolidations, particularly into out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations.
Further, although all of our outstanding advances to member institutions that have failed or merged or consolidated with other institutions were prepaid or assumed by either the FDIC, NCUA, or the applicable acquiring institutions, if more members fail and if their regulator or applicable acquiring entity does not promptly repay all of the failed institutions' obligations to us or does not assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institutions in order to satisfy their obligations to us. Although we regularly monitor the collateral that is pledged to us to ensure that it is sufficient to support our members' advances, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institutions' obligations or the operational cost of liquidating the collateral, negatively impacting our financial results and business in general.
Exposure to credit risk, including member and counterparty nonperformance risk, may adversely affect our business and increase our credit risk.
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
In addition, we have invested in PLMBS, the majority of which are collateralized by Alt-A mortgage loans, whose market values have declined significantly since mid-2007 and on which we have taken significant OTTI charges. Should market conditions, collateral credit quality, or performance of the loans underlying our PLMBS deteriorate beyond our current expectations, we could incur additional market value losses on our investments, including additional OTTI charges, which could materially impact our result of operations, retained earnings, future dividend payments, and our ability to repurchase or redeem capital stock and pay dividends. We also hold a significant amount of short-term investments with a limited number of secured and unsecured counterparties. Although we believe the likelihood of failure of any of these counterparties to be low, any such failure, particularly that of an unsecured counterparty, would have a significant adverse affect on our financial condition and results of operations, as well as our ability to operate our business generally.

Also, the disruptions in the global markets, including the U.S. credit markets, that have occurred over the last several years, have significantly increased the volatility of the basis risk of our mortgage-related assets. Because we have elected not to hedge this risk, further widening of the credit spread could negatively impact our market value of equity and increase our unrealized market value loss.
We rely on quantitative models (and qualitative analyses) to manage risk, make business decisions, and evaluate our securities for OTTI. Our business could be adversely affected if those models or analyses fail to produce reliable results.
We make significant use of internal and third-party business and financial models to measure and monitor our risk exposures and use the information provided by these models to make decisions relating to strategies, initiatives, transactions, products, risk-based capital requirements, and valuation of our assets and liabilities. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future advance demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have in recent years, the data and assumptions used for our models may not keep pace with changing conditions. If these models fail to produce reliable results, we may not make appropriate risk management or business decisions or determinations of OTTI of securities, any of which could adversely affect our earnings, liquidity, capital position, and financial condition.
We could be negatively affected, directly or through our members, by global, national, and local business and economic conditions, as well as other events that are outside of our control.
Global, national, and local business and economic conditions could become less favorable or could have a more direct and pronounced effect on our business or our members’ businesses than expected. Conditions affecting interest rates, money supply, inflation, and debt and capital markets, including those stemming from legislative actions and policies of governmental entities such as the U.S. Treasury and Federal Reserve, can have a significant impact on our operations. Proposals to address deteriorating housing credit market conditions, such as revising bankruptcy laws to enable modifications to mortgage balances or terms could have a significant negative impact on the market value of MBS investments and mortgage loans held for portfolio, impacting both the Seattle Bank and our members.
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
Our success depends in large part on the services of our senior management team. It is important that we retain and attract as necessary a high quality senior management team, especially as we work within the requirements set forth in the Consent Arrangement. The loss of one or more members of our senior management or the failure to name appropriate management, including a permanent president and chief executive officer, could have a material adverse impact on our ability to effectively run our business, including implementing the requirements of the Consent Arrangement. Retention and attraction of qualified senior management can be difficult, as there are a limited number of people with the requisite knowledge and experience to provide appropriate senior leadership to the Seattle Bank. Under current conditions, including those related to the Consent Arrangement (including its restrictions relating to senior management personnel changes and executive incentive compensation), it could be difficult for us to retain and attract qualified senior management.
Our operating results or financial condition or regulatory actions taken relating to the Seattle Bank could cause member or nonmember shareholders to conclude that their Seattle Bank stock is impaired.
Our capital stock is subject to impairment risk, such that our shareholders could decide to write down the value of their investment in Seattle Bank capital stock based on their analysis of the recoverability of the stock’s $100 par value. Such a determination could follow their review of factors such as the long-term nature of an investment in our capital stock (i.e., Class B capital stock having a five-year statutory redemption period),our current “undercapitalized” classification, and the benefits of membership in our cooperative, including, among others, access to liquidity through low-cost funding, access to grants and below-market-rate loans for affordable housing and economic development, services and educational programs provided to members, and potential dividends (which we paid to members when the Seattle Bank met applicable regulatory capital requirements and operating targets). Should shareholders determine that their investment in the Seattle Bank’s capital stock is impaired, our financial condition, operating results, and business could be negatively affected as, among other things, members may be less willing to do business with us and, as a result, we may not be able to effectively carry out our mission. Further, a potential negative valuation of our capital stock could adversely impact our financial condition and results of operations.
As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our mortgage-related assets may be adversely affected.
Since 2008, as mortgage loan delinquencies and loss severities have increased, a number of mortgage servicers have announced programs to modify these loans in order to mitigate losses. Such loan modifications have included reductions in interest rate or principal. Losses from such loan modifications may be allocated to investors in the MBS collateralized by these loans in the form of lower interest payments or reductions in future principal amounts received. In addition, during 2010, a number of mortgage servicers declared moratoriums on foreclosures as they investigated the documentation supporting the foreclosures. However, many mortgage servicers are contractually required to advance interest and principal payments on delinquent loans serving as collateral in our MBS investments and mortgage loan portfolio, regardless of whether the servicer has received payment from the borrower and provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with decreasing property values in many geographic areas, may result in lower fair values or higher OTTI credit losses on our MBS investments and lower fair values and higher credit losses on our mortgage loans held for portfolio than we previously experienced, negatively impacting our financial condition and results of operations.

We rely heavily upon effective information systems and other technology (much of it provided by third parties), and failures in these systems could adversely affect our business.
We rely heavily upon effective information systems and other technology to conduct and manage our business, including a significant amount of systems and other technology provided by third parties. Our ability to maintain and upgrade our information systems and technologies is dependent on the continued support capabilities of our third-party providers, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by our third party providers, we may be unable to effectively conduct and manage our business. For example, in the first quarter of 2009, our primary vendor for data processing services notified us of its intent not to renew our agreement when it expired on December 31, 2010. Subsequently, we have moved essential computing services previously provided by this vendor to another third party vendor as part of outsourcing our information technology function; however, we will be negatively impacted if the new vendor does not adequately support our information technology requirements. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. A natural disaster or other catastrophe, an act of terrorism, security breach, or a third-party’s error could cause such a failure or interruption. Any significant failure or interruption could harm our business, customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.
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

Concerns related to OTTI exposure, restrictions on dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other actions, including downgrades in our credit ratings or outlook or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.
The Seattle Bank and several other FHLBanks have reported, and may continue to report, earnings pressures primarily due to impairment charges taken on PLMBS during 2008, 2009, and 2010. During this period, the Seattle Bank and a number of other FHLBanks were required to or otherwise voluntarily suspended dividends and capital stock repurchases to preserve capital, prompting significant attention from several major financial news organizations. If the earnings pressures continue, they could raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could result in higher and more volatile debt costs and, possibly, more difficulty in issuing debt, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events were to occur, our advance rates could increase, negatively impacting our advance volumes. In addition, should counterparties perceive that the Seattle Bank has a higher credit risk profile, it could cost more to enter into interest-rate exchange agreements, negatively impacting our financial condition and results of operations.
We could become liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.
Although we are primarily liable for the allocated portion of consolidated obligations issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The Finance Agency, at its discretion, may require any FHLBank to make the principal or interest payments due on any FHLBank’s consolidated obligation, even in the absence of a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rata basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations if the Finance Agency decided to make us liable for another FHLBank’s consolidated obligation. Any such liability would negatively affect our financial condition and results of operations, as well as further limit our ability to pay dividends or repurchase or redeem our member capital stock.
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
Annually, the FHLBanks must set aside the greater of $100 million or 10% of regulatory net earnings to fund the AHP. If the total annual income earnings before AHP expenses but after REFCORP assessments of the 12 FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10% of its net earnings to meet the minimum $100 million annual AHP contribution. If the Seattle Bank were required to contribute under such a scenario, our additional AHP contribution would reduce our net income.

In addition, each FHLBank is required to pay to REFCORP 20% of its annual income before REFCORP expense but after AHP assessments. The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) with a final maturity date of April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency is required to extend the term of the FHLBanks' obligation to REFCORP for each calendar quarter in which the FHLBanks' quarterly payment falls short of $75 million. Lower earnings or net losses at the FHLBanks (including the Seattle Bank) could result in the extension of the REFCORP obligation, which could result in lower net income at the Seattle Bank in the future. The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—JCE Agreement" for additional information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently occupy 46,872 square feet of leased space at our headquarters in Seattle, Washington. Our total leased space at this location is 91,374 square feet under a 10-year lease, which expires on April 30, 2013. In December 2006, we executed a sublease for 21,430 square feet of unused space at our headquarters beginning on April 1, 2007 and expiring on April 30, 2013. This tenant defaulted on its sublease agreement in late 2010, and we are pursuing new tenants for the space. In March 2007, we executed a sublease for an additional 7,406 square feet of unused office space at our headquarters beginning on November 1, 2007 and expiring on April 30, 2013, and in October 2008, we executed a sublease for an additional 15,666 square feet of unused office space at our headquarters expiring on April 30, 2013. We lease 2,920 square feet of space at a second location in the Seattle area, as a disaster recovery facility, under a 10-year lease, which expires in February 2013, and 250 square feet of space as a recovery data center in Spokane, Washington, which expires in July 2013.

ITEM 3. LEGAL PROCEEDINGS

The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS as described below. Other than as may possibly result from the legal proceedings discussed below, after consultations with legal counsel, we do not believe that the ultimate resolutions of any other current matters will have a material impact on our financial condition, results of operations, or cash flows.
PLMBS Legal Proceedings
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
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to six PLMBS securities (the CSC Securities) that the Seattle Bank purchased from, among others, Countrywide Securities Corporation (CSC), in an aggregate original principal amount of approximately $461.9 million. In addition to CSC, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (collectively, the CSC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the CSC Securities and repurchase of the CSC Securities by the CSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the CSC Securities received by the Seattle Bank. The Seattle Bank asserts that the CSC Defendants made untrue statements and omitted important information in connection with their sale of the CSC Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the CSC Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2010.
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to two PLMBS securities (the BAS Securities) that the Seattle Bank purchased from, among others, Banc of America Securities LLC (BAS), in an aggregate original principal amount of approximately $135.5 million. In addition to BAS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Banc of America Funding Corporation, and Bank of America Corporation (collectively, the BAS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BAS Securities and repurchase of the BAS Securities by the BAS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BAS Securities received by the Seattle Bank. The Seattle Bank asserts that the BAS Defendants made untrue statements and omitted important information in connection with their sale of the BAS Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the BAS Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2010.

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
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to one PLMBS security (the ML Security) that the Seattle Bank purchased from, among others, Merrill Lynch, Pierce, Fenner & Smith Inc. (ML), in an aggregate original principal amount of approximately $100.0 million. In addition to ML, the defendants in this proceeding include Merrill Lynch Mortgage Investors, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the ML Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the ML Security and repurchase of the ML Security by the ML Defendants for the original purchase price plus 8% per annum (plus related costs), minus distributions on the ML Security received by the Seattle Bank. The Seattle Bank asserts that the ML Defendants made untrue statements and omitted important information in connection with their sale of the ML Security to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the ML Defendants, is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2010.
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the UBS Securities) that the Seattle Bank purchased from, among others, UBS Securities LLC (UBS), in an aggregate original principal amount of approximately $658.6 million. In addition to UBS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc. (collectively, the UBS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the UBS Securities and repurchase of the UBS Securities by the UBS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the UBS Securities received by the Seattle Bank. The Seattle Bank asserts that the UBS Defendants made untrue statements and omitted important information in connection with their sale of the UBS Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc., is a member of the Seattle Bank but is not a defendant in these actions. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2010.

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
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to ten PLMBS securities (the BSC Securities) that the Seattle Bank purchased from, among others, Bear, Stearns & Co., Inc. (BSC), in an aggregate original principal amount of approximately $699.4 million. In addition to BSC, the defendants in this proceeding include Structured Asset Mortgage Investments II, Inc. and The Bear Stearns Companies, Inc. (collectively, the BSC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BSC Securities and repurchase of the BSC Securities by the BSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BSC Securities received by the Seattle Bank. The Seattle Bank asserts that the BSC Defendants made untrue statements and omitted important information in connection with their sale of the BSC Securities to the Seattle Bank. JPMorgan Chase Bank, N.A., which may be deemed affiliated with the BSC Defendants, is not a named defendant in these actions, JPMorgan Chase Bank, N.A. held 27.6% of the Seattle Bank’s capital stock as of December 31, 2010.
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
Following the transfer of the cases back to the 11 judges on the Superior Court of Washington for King County bench to which they had originally been assigned, in mid-September 2010, the Seattle Bank brought a motion to reassign the cases to a single judge for coordination of pre-trial proceedings. This motion was granted. Also in mid-September, the Seattle Bank served initial discovery requests on all of the defendant groups. All of the defendant groups filed motions to stay discovery pending resolution of their motions to dismiss the proceedings (see October motions below). These motions to stay discovery were granted by the court.
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The Seattle Bank is opposing each of these motions. Oral argument on the motions has been scheduled for late March and April of 2011. Decisions on the motions will follow oral argument.

Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.

ITEM 4. RESERVED

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of our outstanding capital stock is owned by our members, except in limited circumstances (e.g., for a period after a member is acquired by a nonmember). We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A capital stock at $100 par value per share six months and Class B capital stock at $100 par value per share five years after receipt of a written request from a member, subject to regulatory, Board, and Capital Plan limitations. Because of our "undercapitalized" classification and the Consent Arrangement, we have been and are currently unable to redeem or repurchase Class A or Class B capital stock prior to or at the end of the statutory six-month or five-year redemption periods. Any capital stock redemptions or repurchases will be subject to prior Finance Agency approval.
On May 12, 2009, as part of the Seattle Bank’s efforts to correct our then risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A capital stock and Class B capital stock, each of which has a par value of $100 per share. Each class of stock can be issued, redeemed, and repurchased only at par value.
As of February 28, 2011, we had 378 shareholders holding 26,392,114 shares of our Class B capital stock and 110 shareholders holding 1,588,642 shares of our Class A capital stock. Of the outstanding shares, 10,021,139 and 324,102 were shares of Class B and Class A capital stock reclassified for financial reporting purposes from capital stock to mandatorily redeemable capital stock liability.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.

Dividends
Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the Finance Agency adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2010, we had excess stock of $1.9 billion, or 4.0% of our total assets.
As a result of our "undercapitalized" classification and the Consent Arrangement, we are currently unable to declare or pay dividends without approval of the Finance Agency. Any dividend payment will be subject to prior Finance Agency approval. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends,” for additional information regarding dividend limitations.
We declared and paid no dividends on our Class A or Class B capital stock during 2010 or 2009. We cannot estimate when, or if, we will resume dividend payments. Any payment of future dividends will be subject to the requirements, limitations, the policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.
Issuer Purchases of Equity Securities
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC dated May 23, 2006, we are exempt from disclosure of unregistered sales of common equity securities or securities issued through the Office of Finance that otherwise would have been required under Item 701 of the SEC’s Regulation S-K. By the same no-action letter, we are also exempt from disclosure of securities repurchases by the issuer that otherwise would have been required under Item 703 of Regulation S-K.

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

Selected Financial Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
(in millions, except percentages)
Statements of Condition (at year end)
Total assets	$47,208	$51,094	$58,362	$64,207	$53,501
Investments (1)	30,499	23,817	16,005	12,538	18,685
Advances	13,355	22,257	36,944	45,525	27,961
Mortgage loans held for portfolio, net (2)	3,209	4,106	5,087	5,666	6,367
Deposits and other borrowings	503	340	582	964	990
Consolidated obligations, net: (3)
Discount notes	11,597	18,502	15,878	14,980	1,496
Bonds	32,479	29,762	38,591	44,996	48,041
Total consolidated obligations, net	44,076	48,264	54,469	59,976	49,537
Mandatorily redeemable capital stock	1,022	946	918	82	69
AHP payable	5	9	16	23	23
REFCORP (deferred asset) payable	(15)	(20)	(20)	5	2
Capital stock:
Class A capital stock - putable	126	133	118	288	—
Class B capital stock - putable	1,650	1,717	1,730	2,141	2,141
Total capital stock	1,776	1,850	1,848	2,429	2,141
Retained earnings (accumulated deficit) (4)	73	52	(79)	149	92
AOCL (4)	(667)	(909)	(3)	(2)	(2)
Total capital	1,182	993	1,766	2,576	2,231
Statements of Operations (for the year ended)
Interest income	$574	$878	$2,247	$3,006	$2,533
Net interest income	176	214	179	171	77
Other (loss) income	(86)	(323)	(319)	(28)	3
Other expense	62	53	59	46	45
Income (loss) before assessments	28	(162)	(199)	97	35
AHP and REFCORP assessments	7	—	—	26	9
Net income (loss)	21	(162)	(199)	71	26
Financial Statistics (for the year ended)
Return on average equity	1.87%	(13.94)%	(7.84)%	3.00%	1.16%
Return on average assets	0.04%	(0.30)%	(0.29)%	0.12%	0.05%
Average equity to average assets	2.14%	2.15%	3.76%	3.98%	4.17%
Regulatory capital ratio (5)	6.08%	5.58%	4.60%	4.14%	4.30%
Net interest margin (6)	0.35%	0.40%	0.27%	0.29%	0.15%
Dividends (for the year ended)
Dividends paid in cash	$—	$—	$29	$14	$2
Annualized dividend rate:
Class A stock - putable (7)	—	—	2.31%	5.08%	—
Class B stock - putable (7)	—	—	0.95%	0.60%	0.10%
Dividend payout ratio (8)	—	—	(14.20)%	20.30%	8.28%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, available-for-sale (AFS) and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans held for portfolio, net includes allowance for credit losses of $1.8 million, $626,000, $0, $0, and $0, for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.
(3)
Consolidated obligations are the joint and several obligations of all the FHLBanks. The amounts shown are the consolidated obligations, net for which the Seattle Bank is the primary obligor. The total amount of the FHLBanks' outstanding consolidated obligations, net of interbank holdings, was approximately $796.2 billion, $930.3 billion, $1.3 trillion, $1.2 trillion, and $947.4 billion as of December 31, 2010, 2009, 2008, 2007, and 2006.

(4)
Prior to January 1, 2009, all OTTI losses were recognized through earnings. On January 1, 2009, the Seattle Bank implemented the new accounting guidance related to OTTI loss recognition and reclassified $293.4 million from accumulated deficit to AOCL.

(5)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(6)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets for the period.
(7)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(8)	Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period.

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

Overview
This discussion and analysis reviews our financial condition as of December 31, 2010 and 2009 and our results of operations for the years ended December 31, 2010, 2009, and 2008. It should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2010, 2009, and 2008 included in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" in this report.
Our financial condition as of December 31, 2010 and our results of operations for the year ended December 31, 2010 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2011 or for any other future dates or periods.
Structure
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and CDFIs located within our region. Like the other FHLBanks, our primary business activity is providing advances to members and eligible non-shareholder housing associates. We also work with our members and other entities to provide affordable housing and to support community economic development, through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need.
The FHLBanks are designed to expand and contract in asset size in response to changes in their membership base and in their members' credit needs. Eligible institutions purchase capital stock in their regional FHLBank as a condition of membership (membership stock) and purchase additional capital stock to support their borrowing activity (activity-based stock). As such, an FHLBank's capital stock and asset balances increase as its members increase their advances; conversely, as demand for advances declines, an FHLBank generally reduces its capital stock and asset balances by returning excess capital to its members.
Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding derives from consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of wholesale funding, and general economic conditions.
Financial Condition and Results
Historical Operations
Since 2005, after terminating our MPP, we have focused on our primary business of providing advances to our members. From 2005 through 2007, our average annual advance balance increased, largely as a result of increased borrowings by our larger members, modifications to our pricing strategies, and growth in our membership base. During this same period, in order to further increase net income and retained earnings, we elected to supplement our earnings by investing in PLMBS, eventually increasing our overall MBS portfolio to a level slightly less than three times our regulatory capital, as allowed by regulation. These PLMBS investments, which were "AAA" rated at the time of purchase, were expected to provide a higher return with low interest-rate risk due to their variable interest rates than the short-term investments in which we had been investing.

The global financial crisis that began in 2007 and the subsequent economic recession affected all sectors of the U.S economy, and the Seattle Bank was significantly impacted in a number of ways that negatively affected our business. Although our advance balance increased to a high of $46.3 billion in September 2008, we also lost two of our largest members in late 2008 and mid-2009 (one accounting for 34.0% of our outstanding advances as of September 30, 2008) and an additional 29 members in 2008, 2009, and 2010 due to merger, acquisition, or closure by the FDIC or NCUA, significantly impacting outstanding advances and future advance demand. This pattern of record advance levels in the second half of 2008 followed by significant declines in advance volumes and member consolidation or closure during 2009 and 2010 was generally seen across the FHLBank System; however, due to, among other things, the loss of our largest borrower, we were particularly negatively impacted.
In addition, deteriorating credit quality and market values of the mortgages underlying our PLMBS investments resulted in: (1) significant OTTI losses beginning in the third quarter of 2008 and (2) our failure to meet our minimum risk-based capital requirement as of December 31, 2008, March 31, 2009, and June 30, 2009. Due to, among other things, these risk-based capital deficiencies and subsequent classification as "undercapitalized" by the Finance Agency, we have been otherwise restricted from repurchasing or redeeming capital stock and from paying dividends since December 2008. Further, we have been restricted to various extents from repurchasing or redeeming capital stock prior to the expiration of the six-month or five-year statutory redemption periods without Finance Agency approval since 2005.
Throughout 2008 and 2009, we maintained a significant amount of available liquidity, primarily in the form of short-term investments, to support our ability to meet member advance requests. Advance demand began to decrease in late 2008 and continued decreasing in 2009, and during this time, we began to receive proceeds from large maturing and prepaid advances and increased prepayments on mortgage loans. Since late 2008, due to our inability to return excess capital to our members through capital redemptions and repurchases or dividend payments and to restrictions on increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval, we have focused on providing value to our members by maintaining asset capacity to ensure adequate liquidity to fund member advance requests and generate a return on their invested capital.
Recent Market Conditions
Although the U.S. credit markets generally improved during 2010 and so far in 2011, data measuring the recovery from the economic recession that persisted throughout much of 2008 and 2009 have been mixed, with persistent unemployment, high levels of residential and commercial mortgage delinquencies and foreclosures, and uncertainty regarding the effectiveness of stimulus efforts by the Federal Reserve and the U.S. government continuing to negatively impact the recovery. Ongoing pressure on housing prices from large inventories of unsold properties and the impact of current and forecasted borrower defaults and mortgage foreclosures continued to negatively impact the credit quality of PLMBS, which contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank.
Although some Seattle Bank members experienced improved capital levels and earnings primarily during the second half of 2010, many of our members reported weak earnings or losses and high levels of non-performing assets for their 2010 fiscal year. In an effort to strengthen their capital positions, a number of these institutions reduced their asset levels. This, in combination with continued high levels of retail customer deposits and low loan demand, resulted in continuing weak demand for wholesale funding and reduced advance balances at the Seattle Bank and across the FHLBank System. Further, the continued loss of members during 2010 through mergers, acquisitions, or closures by the FDIC or NCUA has negatively impacted demand for our advances. Additional mergers, acquisitions, or closures projected for the remainder of 2011 could further negatively impact our advance volumes.
2010 Financial Condition and Results
As of December 31, 2010, we had total assets of $47.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $73.4 million, compared to total assets of $51.1 billion, total outstanding regulatory capital stock of $2.8 billion (including $946.5 million of mandatorily redeemable capital stock), and retained earnings of $52.9 million as of December 31, 2009.

Our asset mix changed significantly during 2010, continuing the trend that began in 2008. Our outstanding advances declined to $13.4 billion as of December 31, 2010, from $22.3 billion as of December 31, 2009, primarily due to the maturing and prepayment of advances outstanding and generally lower advance demand across our membership. During 2010, our investment portfolio continued to grow as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed medium-term instruments. As of December 31, 2010, our investments totaled $30.5 billion, up from $23.8 billion as of December 31, 2009. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet an increase in advance demand, we have classified the newly purchased medium-term securities as AFS, which allows us to sell the securities should the need arise.
We recorded net income of $20.5 million for the year ended December 31, 2010, an increase of $182.1 million from our 2009 net loss of $161.6 million. The improvement in net income was primarily due to lower additional credit-related charges recorded on PLMBS classified as other-than-temporarily impaired. We recorded $106.2 million of additional credit losses on our PLMBS for the year ended December 31, 2010, compared to $311.2 million of credit losses for 2009. The additional losses were due to revised assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities. Net interest income declined to $176.1 million for the year ended December 31, 2010 from $214.6 million for 2009. While favorably impacted by lower funding costs, net interest income for the year ended December 31, 2010 was negatively impacted by lower advance volumes, a declining balance in mortgage loans held for portfolio, and lower returns on short-term and variable interest-rate investments due to the prevailing low interest-rate environment. Net interest income was also negatively impacted by $17.1 million of premium amortization on certain of our hedged AFS securities, which was substantially offset by $16.9 million of net gains recorded on the derivatives hedging these assets.
We could continue to recognize additional OTTI losses on our PLMBS if, among other things, actual or forecasted delinquency, foreclosure, or loss severity rates on mortgages increase or actual or forecasted residential real estate values decline beyond our current expectations, mortgage loan servicing practices deteriorate, voluntary prepayments decline, or the collateral supporting our securities becomes part of one or more loan modification programs. If additional OTTI losses are taken, they could further negatively impact our earnings, AOCL, and regulatory and total capital, as well as our compliance with regulatory requirements. The majority of the total OTTI losses we have recorded to date have been related to non-credit factors, and we currently expect to recover the non-credit portion of the OTTI losses over the terms of our 44 other-than-temporarily impaired securities. Non-credit OTTI losses, which totaled $660.6 million and $905.7 million as of December 31, 2010 and 2009, are recorded in AOCL on our statements of condition. See “—Financial Condition as of December 31, 2010 and 2009—Investments,” Notes 8 and 17 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part I. Item 1A. Risk Factors” in this report for more information.
We believe the condition of the U.S. economy will continue to affect and be affected by weakness in the U.S. residential and commercial real estate markets and by consumer credit issues, at least through 2011, and that our advances will continue to serve as an important source of liquidity for many of our members as they work through the difficult economic climate. We will continue to manage our business to meet our members' liquidity and funding needs in varying market conditions and to maintain our access to the capital markets and strong liquidity position. However, the actions we have taken and may take to meet our members' needs and the specific requirements and restrictions of the Consent Arrangement, as further detailed below, may adversely impact our financial condition and results of operations. In addition, we continue to monitor the impact of legislative, regulatory, and membership changes, and we believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Consent Arrangement
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement, among other things, constitutes the Seattle Bank's capital restoration plan and fulfills the Finance Agency's April 19, 2010 request of the Seattle Bank for a business plan. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (defined as the period commencing on the date of the Consent Arrangement and continuing through the filing of the Seattle Bank's second quarter 2011 quarterly report on Form 10-Q with the SEC), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

▪	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

▪	Return to a safe and sound condition as determined by the Finance Agency.
Any capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval. The Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the Stabilization Period unless the Finance Agency takes additional action.
As noted in our mission and goals outlined below, we are fully committed to addressing the requirements of the Consent Arrangement in order to stabilize our business and return to normal operations. The Consent Arrangement clarifies the steps we must take to improve our capital classification, and we are diligently working to address the requirements of the Consent Arrangement, coordinating with the Finance Agency so that actions taken and proposed improvements are aligned with the regulator's expectations. Actions we have initiated or completed to date include, among others:

•	Tracking and maintaining capital adequacy and financial metrics;

•
Development of strategies acceptable to the Finance Agency to effectively manage the bank's PLMBS portfolio to mitigate risks associated with the credit quality of the portfolio, including metrics, measures, and processes to guide decision making;

•	Development of recommendations and policy changes related to credit risk management programs, advance pricing methodologies, and executive compensation programs;

•	Development of a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets;

•	Reviewing our advance pricing policies for possible revision as part of our implementation of the Consent Arrangement and applicable regulatory compliance requirements;

•
Engaging an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management polices in a manner acceptable to the Finance Agency; and

•
Exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Further, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency to enable the bank to maintain the minimum financial metrics by the end of the Stabilization Period or thereafter and otherwise the requirements for asset composition, capital management, and other operation and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans or meet such requirements could result in additional actions under the PCA provisions or imposition of additional standards or conditions by the Finance Agency, which would have an adverse affect on the Seattle Bank's business, including its financial condition and results of operations. See "—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement," "Part I. Item 1A. Risk Factors," and Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for further discussion of the Consent Arrangement.
Seattle Bank Strategy and Key Metrics
The past several years have been difficult for most financial institutions, including the Seattle Bank. Although we were profitable in 2010, we continue to face a number of challenges, including declining advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. In addition, our members have experienced challenges that have resulted in mergers, acquisitions, and closures that have reduced, and may further reduce, the size of our membership base. As we work through what we expect will be a slow economic recovery, we have continued to fulfill our mission of providing liquidity and funding for our members and their communities.
Going forward, we will continue to focus on our mission and on achieving the following goals:

•	Addressing the requirements of the Consent Arrangement;

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our market value of equity (MVE) and par value of capital stock (PVCS).
We have identified and begun work on multiple initiatives in order to successfully accomplish our mission and goals. To measure our progress, we will review numerous metrics, including the following key capital adequacy and financial metrics:

•
MVE to PVCS Ratio - This ratio compares the market value of our assets minus the market value of our liabilities to the par value of our capital stock (including mandatorily redeemable capital stock). As of December 31, 2010, our MVE to PVCS ratio had increased to 75.7%, compared to 52.6% as of December 31, 2009.

•
Retained Earnings - Our retained earnings represent our accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses. Primarily as a result of reduced OTTI credit losses in 2010, as compared with 2009, our retained earnings balance increased to $73.4 million as of December 31, 2010, from $52.9 million as of December 31, 2009.

•
AOCL - AOCL primarily represents accumulated unrealized losses of the Seattle Bank's PLMBS classified as other-than-temporarily impaired. While data measuring the recovery for the economic recession that persisted throughout much of 2008 and 2009 has been mixed, the U.S. financial markets generally improved during 2010 resulting in an improvement in the market value of the Seattle Bank's AFS PLMBS investments during 2010. As of December 31, 2010, AOCL decreased to $666.9 million from $908.8 million at the end of 2009.

•
Return on PVCS vs. Federal Funds - The return on our PVCS compares our net income to our average PVCS, including mandatorily redeemable capital stock, on a quarterly basis. We compare our return on PVCS to the weighted-average federal funds effective rate for the same period. Although we cannot currently pay dividends on our capital stock, longer-term our goal is to pay dividends, and we want our members to understand our returns relative to the weighted-average federal funds effective rate as a short-term investment measurement. For the years ended December 31, 2010 and 2009, the return on our PVCS was 0.73% and (5.79)%, compared to annual average federal funds effective rates of 0.18% and 0.16%.

Financial Condition as of December 31, 2010 and 2009
Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of December 31, 2010 declined from December 31, 2009, to $13.4 billion from $22.3 billion, and to 28.3% from 43.6%. These declines were due to $6.8 billion of net maturities and $2.1 billion of prepayments of advances and lower advance demand across our membership. During 2010, our investment portfolio continued to grow as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed medium-term instruments. As of December 31, 2010, our investments totaled $30.5 billion, up from $23.8 billion as of December 31, 2009. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe current economic conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio.
The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2010 and 2009.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	December 31, 2010	December 31, 2009
(in percentages)
Advances	28.3	43.6
Investments	64.6	46.6
Mortgage loans held for portfolio	6.8	8.0
Other assets	0.3	1.8
Total	100.0	100.0
.

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.

The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of December 31, 2010 and 2009.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	December 31, 2010	December 31, 2009
(in percentages)
Consolidated obligations	93.4	94.5
Deposits	1.1	0.7
Other liabilities *	3.0	2.9
Total capital	2.5	1.9
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.2% and 1.9% of total liabilities and capital as of December 31, 2010 and 2009, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with GAAP, including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of December 31, 2010 and 2009, our net unrealized market value losses were $85.4 million and $479.5 million which, in accordance with GAAP, are not reflected in our financial position and operating results. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
     Advances decreased by 40.0%, or $8.9 billion, to $13.4 billion, as of December 31, 2010, compared to $22.3 billion as of December 31, 2009. This decline resulted from net maturities of $6.8 billion and prepayments of $2.1 billion in advances and lower advance demand across our membership.
Our advance balance has declined from its peak of $46.3 billion in September 2008 to its current level primarily because of the following:

•
Our former largest borrower, Washington Mutual Bank, F.S.B., was acquired by JPMorgan Chase & Co., which then transferred all outstanding advances and capital stock to JPMorgan Chase, a nonmember institution. This borrower had $15.7 billion of advances outstanding as of September 30, 2008, comprising 34.0% of our then outstanding advances. The current advances outstanding to this borrower as of December 31, 2010 represent an immaterial percentage of the Seattle Bank's outstanding advance balance.

•
Overall membership demand for advances significantly declined, primarily due to decreased consumer loan activity, increased retail deposit levels, and our members' focus on improving capital ratios and maintaining available liquidity.

•	The credit markets and availability of liquidity have generally improved, providing additional wholesale funding options to our members.

•	Since mid-2008, 27 of our members have been part of an FDIC- or NCUA-facilitated merger, acquisition, or closure, reducing our membership and lending base.

Because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions, including advance demand, have affected and can still significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Top Five Borrowers Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America, Oregon, N.A.	$4,107,993	31.6	$6,861,485	31.4
Washington Federal Savings & Loan Association	1,850,000	14.2	2,050,000	9.4
Capmark Bank	946,384	7.3	1,158,144	5.3
Central Pacific Bank *	551,268	4.3	—	—
Sterling Savings Bank	305,756	2.4	1,155,490	5.2
JPMorgan Chase *	—	—	2,169,791	9.9
Total	$7,761,401	59.8	$13,394,910	61.2

*	One of the top five borrowers in only one of the two years shown.
As of December 31, 2010 and 2009, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers was approximately 27 and 20 months.
The following table summarizes our advance portfolio by product type as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$112,682	0.9	$105,256	0.5
Adjustable interest-rate advances	1,617,035	12.5	2,125,236	9.7
Fixed interest-rate advances:
Non-amortizing advances	7,378,812	56.7	14,302,515	65.4
Amortizing advances	503,263	3.9	636,459	2.9
Structured advances:
Putable advances:
Putable advances	2,878,910	22.2	3,910,910	17.9
Knockout advances	292,500	2.3	407,500	1.8
Capped floater advances	30,000	0.2	20,000	0.1
Floating-to-fixed convertible advances	175,000	1.3	370,000	1.7
Total par value	$12,988,202	100.0	$21,877,876	100.0

Although advance demand more frequently was for short-term advances during 2010, the percentage of outstanding advances maturing in one year or less significantly decreased to 38.4%, or $5.0 billion, as of December 31, 2010, from 56.1%, or $12.3 billion, as of December 31, 2009, primarily due to overall decreased demand for new advances during 2010. The percentage of advances maturing after one year increased to 61.6%, or $8.0 billion, as of December 31, 2010, from 43.9%, or $9.6 billion, as of December 31, 2009, as a few of our borrowers took out new larger-balance advances with longer maturities. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a portion of our total advance portfolio decreased to 86.5% as of December 31, 2010, compared to 88.0% as of December 31, 2009, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month LIBOR).
The following table summarizes our advance portfolio by interest payment terms to maturity as of December 31, 2010.

	As of December 31, 2010
Interest Payment Terms to Maturity	Fixed	Variable
(in thousands)
Due in one year or less	$4,270,407	723,382
Due after one year	6,783,078	1,211,335
Total par value	$11,053,485	1,934,717
The total weighted-average interest rate on our advance portfolio declined to 2.33% as of December 31, 2010, from 2.47% as of December 31, 2009. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing). The very low prevailing market interest rates contributed to generally lower yields on our advances across most terms-to-maturity.
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During much of 2009 and throughout 2010, many of our members had less need for our advances, or wholesale funding in general, as they, among other things, continued to reduce their asset balances and experienced increases in retail customer deposits.
Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. We may also offer advance promotions from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing increased significantly during 2010 and 2009, compared to 2008, as a result of improved availability of wholesale funding options to our members. We believe that the use of differential pricing gives us greater flexibility to compete for our members' advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.

The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Advance Pricing	2010	2009	2008
(in percentages)
Differential pricing	92.4	92.4	48.6
Daily market-based pricing	7.4	7.6	48.7
Auction funding pricing	0.2	—	2.7
Total	100.0	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members' ability to have capital stock repurchased or redeemed by us. We are currently precluded from paying dividends and repurchasing or redeeming capital stock as a result of our "undercapitalized" classification by the Finance Agency and the terms of the Consent Arrangement. Although the Consent Arrangement clarifies the steps we must take to no longer be deemed "undercapitalized" and, provided we achieve and maintain certain financial and operations metrics and requirements, to begin repurchasing and redeeming member capital stock, we cannot provide assurance that we will be able to meet all of these requirements or other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" or unable to repurchase or redeem capital stock or pay dividends.
As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. Further, we are reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us, which, in turn, could reduce advances and net income should our members use alternative sources of wholesale funding.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2010 and 2009, we had $6.0 billion and $13.4 billion in total advances in excess of $1.0 billion per borrower outstanding to two and five borrowers.
We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced and we expect that more of our member institutions will experience financial difficulties, including failure. As of December 31, 2010 and 2009, the number of institutions on our internal credit watch list represented approximately 49% and 45% of our membership. Member institutions generally are placed on our credit watch list as a result of increases in their non-performing assets, low profitability, the need for additional capital, and adverse economic conditions. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral or require that the borrower provide additional collateral to us. Over the last three years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of December 31, 2010 and 2009, 27% and 29% of our borrowers were on the physical possession collateral arrangement, representing approximately 24% and 20% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or NCUA since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.

Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. To determine the value against which we apply these specified percentages, we use the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. As of December 31, 2010 and 2009, we had rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances.
Pursuant to the Consent Arrangement, we have engaged an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. In October 2010, we modified some of our collateral management practices, effective immediately, to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on those members on the physical possession collateral arrangement.
For additional information on advances, see Notes 9 and 11 in ”Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part I. Item 1. Business—Our Business—Products and Services—Advances” and "Part I. Item 1A. Risk Factors" in this report.

Investments
We maintain portfolios of short- and long-term investments for liquidity purposes, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper, while long-term investments generally include debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's or S&P at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and TLGP securities (all having maturities greater than one year). Our investment securities are classified either as AFS or HTM.
The following table presents our short- and long-term investments as of December 31, 2010, 2009, and 2008.

	As of	As of	As of
Short- and Long-Term Investments	December 31, 2010	December 31, 2009	December 31, 2008
(in thousands)
Short-term	$12,586,152	$16,454,000	$7,470,300
Long-term	17,912,884	7,362,776	8,534,891
Total investments	$30,499,036	$23,816,776	$16,005,191

The following table summarizes the carrying value of our investments by classification as of December 31, 2010, 2009, and 2008.

	As of	As of	As of
Investments by Classification	December 31, 2010	December 31, 2009	December 31, 2008
(in thousands)
AFS securities:
GSE obligations	$4,849,836	$—	$—
TLGP securities	6,398,778	—	—
Residential PLMBS	1,469,055	976,870	—
Total AFS securities	12,717,669	976,870	—
HTM securities:
Commercial paper	—	—	1,250,000
Certificates of deposit	1,267,000	2,903,000	—
Other U.S. agency obligations	38,169	51,684	64,164
GSE obligations	389,255	593,380	875,604
State or local housing agency obligations	3,590	4,130	5,700
Residential MBS:
Other U.S. agency	182,211	4,229	4,759
GSEs	3,312,555	3,198,679	1,997,942
PLMBS	1,269,435	2,533,804	5,586,722
Total HTM securities	6,462,215	9,288,906	9,784,891
Total securities	19,179,884	10,265,776	9,784,891
Federal funds sold	6,569,152	10,051,000	2,320,300
Securities purchased under agreements to resell	4,750,000	3,500,000	3,900,000
Total investments	$30,499,036	$23,816,776	$16,005,191

As of December 31, 2010, our total investments increased by 28.1%, to $30.5 billion, from $23.8 billion, as of December 31, 2009. Historically, investment levels generally depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. During 2010, our investment portfolio continued to grow as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand, we have classified the newly purchased medium-term securities as AFS, which allows us to sell the securities should the need arise. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe that current economic conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio.
Our MBS investments represented 217.1% and 235.6% of our regulatory capital as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, our MBS investments included $2.0 billion in Freddie Mac MBS and $1.3 billion and $1.2 billion in Fannie Mae MBS. As of December 31, 2010, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a NRSRO, such as Moody's or S&P, totaled $4.1 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments as of December 31, 2010 and 2009.

The following table summarizes the carrying value of our investments in GSE debt securities as of December 31, 2010 and 2009.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	December 31, 2010	December 31, 2009
(in thousands)
Freddie Mac	$2,872,660	$192,158
Fannie Mae	664,274	101,880
Federal Farm Credit Bank (FFCB)	1,365,689	—
Other	336,468	299,342
Total	$5,239,091	$593,380

During 2010 and 2009, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. See Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
In addition, for the purpose of the classification of securities, sales of securities near enough to the maturity date (or call date if exercise of the call is probable) or occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the years ended December 31, 2010, 2009, and 2008, we realized $259,000, $1.4 million, and $1.4 million of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale.
Credit Risk
We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital or the issuer's total capital) or the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank.
The following table presents the unsecured credit exposure of the Seattle Bank on securities purchased from private counterparties that have maturities generally ranging between overnight to nine months as of December 31, 2010 and 2009. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	December 31, 2010	December 31, 2009
(in thousands)
Federal funds sold	$6,570,223	$10,051,854
Certificates of deposit	1,267,557	2,903,515
Total	$7,837,780	$12,955,369

Our residential MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

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

•
Insurance wrap – where a third-party bond insurance company (e.g., a monoline insurer) guarantees timely payment of principal and interest on the MBS. The bond insurance company is obligated to cover any losses that occur. As of December 31, 2010, the Seattle Bank no longer held any investments with this form of credit enhancement.

Although we purchased additional credit enhancement on our PLMBS, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded significant OTTI credit losses since the third quarter of 2008, As required by the Consent Arrangement, we are developing a plan to mitigate our risks with respect to potential further declines in the credit quality of our PLMBS portfolio.
The following tables summarize the carrying value of our investments and their credit ratings as of December 31, 2010 and 2009.

	As of December 31, 2010
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$4,250,000	$—	$—	$4,750,000
Federal funds sold	—	3,280,000	3,289,152	—	—	—	6,569,152
Investment securities:
Certificates of deposit	—	1,008,000	259,000	—	—	—	1,267,000
U.S. agency obligations	5,264,719	—	—	—	—	12,541	5,277,260
State or local housing investments	—	3,590	—	—	—	—	3,590
TLGP securities	6,398,778	—	—	—	—	—	6,398,778
Total non-MBS	11,663,497	4,291,590	4,048,152	4,250,000	—	12,541	24,265,780
Residential MBS:
Other U.S. agency	182,211	—	—	—	—	—	182,211
GSEs	3,312,555	—	—	—	—	—	3,312,555
PLMBS	632,585	37,700	18,249	142,437	1,907,519	—	2,738,490
Total MBS	4,127,351	37,700	18,249	142,437	1,907,519	—	6,233,256
Total investments	$15,790,848	$4,329,290	$4,066,401	$4,392,437	$1,907,519	$12,541	$30,499,036

	As of December 31, 2010
Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
Residential PLMBS	$5,771	$172,962	$1,290,936	$435,568	$2,282	$1,907,519

	As of December 31, 2009
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$3,500,000	$—	$—	$—	$3,500,000
Federal funds sold	—	6,934,000	3,117,000	—	—	—	10,051,000
Investment securities:
Certificates of deposit	—	1,867,000	1,036,000	—	—	—	2,903,000
U.S. agency obligations	631,794	—	—	—	—	13,270	645,064
State or local housing investments	—	4,130	—	—	—	—	4,130
Total non-MBS	631,794	8,805,130	7,653,000	—	—	13,270	17,103,194
Residential MBS:
Other U.S. agency	4,229	—	—	—	—	—	4,229
GSEs	3,198,679	—	—	—	—	—	3,198,679
PLMBS	1,400,219	83,280	45,748	174,020	1,807,407	—	3,510,674
Total MBS	4,603,127	83,280	45,748	174,020	1,807,407	—	6,713,582
Total investments	$5,234,921	$8,888,410	$7,698,748	$174,020	$1,807,407	$13,270	$23,816,776

	As of December 31, 2009
Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Residential PLMBS	$486,526	$484,202	$718,036	$115,512	$3,131	$1,807,407

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of December 31, 2010. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$363,721	$—	$—	$—	$—	$363,721
A	4,900	—	—	—	—	4,900
Total unpaid principal balance	368,621	—	—	—	—	368,621
Amortized cost basis	367,115	—	—	—	—	367,115
Gross unrealized losses	(5,943)	—	—	—	—	(5,943)
Fair value	364,752	—	—	—	—	364,752
Weighted-average percentage of fair value to unpaid principal balance	99.0%	—	—	—	—	99.0%
Original weighted-average credit enhancement	2.9%	—	—	—	—	2.9%
Weighted-average credit enhancement	10.8%	—	—	—	—	10.8%
Weighted-average collateral delinquency	2.9%	—	—	—	—	2.9%

PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$270,807	$—	$—	$—	$—	$270,807
AA	37,643	—	—	—	—	37,643
A	13,383	—	—	—	1,411	11,972
BBB	142,425	137,074	—	—	5,351	—
Below investment grade:
BB	5,764	—	—	—	3,667	2,097
B	185,696	23,827	66,156	30,968	64,745	—
CCC	2,003,968	385,688	851,741	634,016	132,523	—
CC	792,071	—	583,562	189,706	18,803	—
D	5,120	—	—	—	5,120	—
Total unpaid principal balance	3,456,877	546,589	1,501,459	854,690	231,620	322,519
Amortized cost basis	3,031,931	540,844	1,256,935	694,542	217,505	322,105
Gross unrealized losses	(799,625)	(160,810)	(373,195)	(191,092)	(63,511)	(11,017)
Fair value	2,235,207	380,455	883,740	503,450	154,209	313,353
OTTI:
Credit-related OTTI charge taken	(106,197)	(4,582)	(61,312)	(37,106)	(3,197)	—
Non-credit-related OTTI charge taken	(101,660)	(58,266)	(81,784)	36,458	1,932	—
Total OTTI charge taken	(207,857)	(62,848)	(143,096)	(648)	(1,265)	—
Weighted-average percentage of fair value to unpaid principal balance	64.7%	69.6%	58.9%	58.9%	66.6%	97.2%
Original weighted-average credit enhancement	35.9%	34.0%	38.8%	45.9%	29.5%	4.2%
Weighted-average credit enhancement	33.3%	33.5%	34.3%	40.8%	32.9%	7.9%
Weighted-average collateral delinquency	41.2%	25.9%	46.6%	57.3%	34.9%	3.9%

The following table provides information on our PLMBS in unrealized loss positions as of December 31, 2010, as well as applicable credit rating information as of March 15, 2011.

	As of December 31, 2010					March 15, 2011 Rating Based on December 31, 2010 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$100,267	$100,357	$(5,943)	4.9	95.1	94.9	0.2	20.4
Total PLMBS backed by prime loans	100,267	100,357	(5,943)	4.9	95.1	94.9	0.2	20.4
Alt-A:
Option ARMs	2,284,390	1,959,902	(594,689)	49.2	—	—	100.0	—
Alt-A and other	1,024,918	924,833	(204,936)	29.0	12.0	11.9	71.0	11.9
Total PLMBS backed by Alt-A loans	3,309,308	2,884,735	(799,625)	42.9	3.7	3.7	91.0	3.7
Total PLMBS	$3,409,575	$2,985,092	$(805,568)	41.8	6.4	6.4	88.3	4.2

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of December 31, 2010 and 2009.

	As of December 31, 2010			As of December 31, 2009
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$284,561	$84,060	$368,621	$608,954	$128,539	$737,493
Alt-A	77,874	3,379,003	3,456,877	126,415	3,877,144	4,003,559
Subprime	—	—	—	—	3,290	3,290
Total	$362,435	$3,463,063	$3,825,498	$735,369	$4,008,973	$4,744,342

Rating Agency Actions
The following tables summarize the rating agency actions on our investments between December 31, 2010 and March 15, 2011. We had no PLMBS investments on negative watch as of March 15, 2011.

Investment Rating Downgrades		Based on Values as of December 31, 2010
As of December 31, 2010	As of March 15, 2011	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
AAA	BB	$1,723	$1,666
AA	BB	6,353	5,221
A	B	11,937	11,191
Total		$20,013	$18,078

The following table provides our investment holdings greater than 10% of GAAP capital as of December 31, 2010.

	As of December 31, 2010
Investments Greater than 10% of GAAP Capital	Carrying Value	Fair Value
(in thousands)
Freddie Mac	$4,873,609	$4,897,809
Fannie Mae	1,975,881	1,996,785
BANA	1,975,772	1,938,913
GE Capital	1,472,967	1,472,967
FFCB	1,365,689	1,365,689
Citigroup	1,342,216	1,342,216
JP Morgan Chase	1,138,480	1,130,234
Morgan Stanley	551,796	551,090
Lehman XS Trust	474,247	460,435
RABO Bank	403,000	403,008
Westpac Banking Corporation	403,000	403,002
Tennessee Valley Authority	336,467	370,538
Barclays Capital	313,080	281,598
GMAC	282,608	282,590
Wells Fargo Mortgage Backed Securities Trust	274,034	247,451
Union Bank of California, N. A	259,000	259,002
Zions Bancorp	256,548	256,548
Toronto Dominion	202,000	202,001
Ginnie Mae	182,211	182,448
Goldman Sachs	165,748	165,748
Citibank N. A.	152,017	152,017
Structured Adjustable Rate Mortgage Loan Trust	121,284	121,284
Total	$18,521,654	$18,483,373

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are OTTI. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of December 31, 2010.
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

The process for analyzing credit losses and determining OTTI for our PLMBS is detailed in Note 8 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
Because of increased actual and forecasted credit deterioration as of December 31, 2010, additional OTTI credit losses were recorded in the fourth quarter of 2010 on 30 securities identified with OTTI in prior reporting periods. No new securities were other-than-temporarily impaired in the fourth quarter of 2010. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
	2010			2009			2008
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Total OTTI Losses *
(in thousands)
PLMBS newly identified with OTTI in the period noted	$11,789	$185,750	$197,539	$203,511	$1,067,656	$1,271,167	$304,243
PLMBS identified with OTTI in prior periods	94,408	(84,090)	10,318	107,671	(29,013)	78,658
Total	$106,197	$101,660	$207,857	$311,182	$1,038,643	$1,349,825	$304,243

*
Prior to January 1, 2009, all OTTI losses were recognized through earnings. On January 1, 2009, the Seattle Bank implemented the new accounting guidance related to OTTI loss recognition and reclassified $293.4 million from accumulated deficit to AOCL.

Credit-related OTTI charges are recorded in current-period earnings on the statement of operations, and non-credit losses are recorded on the statement of condition within AOCL. Certain of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings for the years ended December 31, 2010 and 2009. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $241.9 million for the year ended December 31, 2010 and increased by $905.9 million for 2009. See Note 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for a tabular presentation of AOCL for the years ended December 31, 2010 and 2009.

The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2010, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for the Year Ended December 31, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent
(in percentages)
Prime:
2008	8.8	5.9-9.4	28.4	24.3-46.0	38.1	38.0-38.7	24.7	20.8-41.5
2005	7.6	7.5-8.4	20.7	7.4-23.0	34.1	24.8-35.8	20.3	11.8-21.8
2004 and prior	16.8	4.1-44.2	1.8	0-25.3	20.7	0-54.5	9.2	2.7-47.3
Total Prime	15.1	4.1-44.2	6.7	0-46.0	23.9	0-54.5	12.1	2.7-47.3
Alt-A:
2008	9.8	7.6-11.7	55.4	49.9-63.0	43.0	41.8-48.0	36.2	26.4-40.7
2007	7.4	4.1-14.4	77.3	34.3-89.6	54.3	47.4-61.5	34.3	3.9-44.7
2006	5.4	3.4-6.6	85.3	75.8-90.8	54.0	45.8-63.4	40.8	26.7-58.3
2005	8.9	5.8-12.5	62.8	38.2-79.9	43.0	31.6-54.4	35.3	0-54.4
2004 and prior	14.4	13.1-19.7	13.4	0.3-30.1	28.1	19.1-33.0	16.7	9.7-28.3
Total Alt-A	7.3	3.4-19.7	75.1	0.3-90.8	51.7	19.1-63.4	36.4	0-58.3
Total PLMBS	9.0	3.4-44.2	60.3	0-90.8	45.7	0-63.4	31.1	0-58.3

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The weighted-average percentage represents the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for the Year Ended December 31, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent	Weighted Average Percent	Range Percent
(in percentages)
Alt-A:
2008	8.9	7.6-10.3	57.3	49.9-63.0	43.1	41.8-48.0	36.0	26.4-40.7
2007	7.2	4.1-14.4	77.8	34.3-89.6	54.5	47.4-61.5	33.9	3.9-44.7
2006	5.3	3.4-6.6	85.4	75.8-90.8	54.2	45.8-63.4	40.1	26.7-46.8
2005	8.2	6.3-12.5	68.0	38.9-79.9	46.0	31.6-54.4	30.6	0-48.4
Total	6.9	3.4-14.4	77.5	34.3-90.8	52.8	31.6-63.4	35.9	0-48.4

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following table summarizes key information as of December 31, 2010 for the PLMBS on which we recorded OTTI charges during 2010.

	As of December 31, 2010
	HTM Securities				AFS Securities
OTTI Securities - 2010 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$136,591	$136,499	$77,602	$78,022	$269,612	$257,863	$165,289
Total OTTI PLMBS	$136,591	$136,499	$77,602	$78,022	$269,612	$257,863	$165,289

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes key information as of December 31, 2010 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2010).

	As of December 31, 2010
	HTM Securities				AFS Securities
OTTI Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total OTTI PLMBS	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 20 years as of December 31, 2010. Through December 31, 2010, only one of our securities has suffered an actual cash loss, totaling $890,000.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $3.1 billion and $3.9 billion in conventional mortgage loans and $141.5 million and $173.0 million in government-insured mortgage loans as of December 31, 2010 and 2009. The decrease for the year ended December 31, 2010 was due to our receipt of $889.0 million in principal payments. As a result of our decision in 2005 to exit the MPP, we ceased entering into new master commitment contracts and terminated all open contracts. As part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.

The following tables summarize the FICO scores and loan-to-value at origination (i.e., outstanding mortgage loans as a percentage of appraised values) of our conventional mortgage loan portfolio as of December 31, 2010 and 2009. The FICO score in the table below represents the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	December 31, 2010	December 31, 2009
(in percentages, except weighted-average FICO score)
620 to < 660	2.0	1.8
660 to < 700	13.6	12.8
700 to < 740	27.2	26.5
>= 740	57.2	58.9
Weighted-average FICO score	744	746

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	December 31, 2010	December 31, 2009
(in percentages)
<= 60%	34.3	34.9
> 60% to 70%	20.4	20.4
> 70% to 80%	41.7	41.3
> 80% to 90% *	2.1	2.0
> 90% *	1.5	1.4
Weighted-average loan-to-value	64.4	64.3

*	PMI required at origination.
As of December 31, 2010 and 2009, approximately 87% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 20 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
Credit Risk
As of December 31, 2010, we have not experienced a credit loss for which we were not reimbursed from the LRA on our mortgage loans held for portfolio, and our former SMI provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our SMI policies in April 2008.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our fourth quarter 2010 analysis, we determined that the combination of the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded an allowance for credit losses totaling $1.8 million and $626,000 as of December 31, 2010 and 2009. Prior to 2009, we had recorded no allowance for credit losses on our statements of condition.

The following table provides a summary of the activity in our allowance for credit losses as well as unpaid principal balance on mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

	As of December 31,
Past Due and Nonaccrual Mortgage Loan Data	2010	2009	2008	2007	2006
(in thousands)
Total unpaid principal balance past due 90 days or more and still accruing interest	$58,380	$57,569	$36,438	$31,273	$42,751
Nonaccrual loans, unpaid principal balance	7,734	5,414	—	—	—
Allowance for credit losses on mortgage loans:
Balance, beginning of year	626	—	—	—	—
Provision for credit losses	1,168	626	—	—	—
Balance, end of year	$1,794	$626	$—	$—	$—
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$546	$278	$—	$—	$—
Interest actually recognized in income during the period	—	—	—	—	—
Shortfall	$546	$278	$—	$—	$—

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the LRA.

In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on MGIC, our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We are exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency. See Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements."

The following table presents the principal balance of our delinquent mortgage loans, including mortgage loans in process of foreclosure and seriously delinquent loans as a percentage of principal, as of December 31, 2010 and 2009.

	As of	As of
Mortgage Loans Delinquent or in Foreclosure	December 31, 2010	December 31, 2009
(in thousands, except percentages)
Conventional mortgage loan delinquencies - 30-59 days	$32,058	$35,380
Conventional mortgage loan delinquencies - 60-89 days	12,331	12,268
Conventional mortgage loan delinquencies - 90 days or greater	9,941	15,953
Conventional mortgage loans in process of foreclosure (1)	32,278	11,689
Real estate owned	1,238	1,732
Serious delinquency rate (2)	1.4%	0.7%

Government-insured mortgage loan delinquencies - 30-59 days	$17,779	$19,474
Government-insured mortgage loan delinquencies - 60-89 days	7,009	10,427
Government-insured mortgage loan delinquencies - 90 days or greater	23,895	35,341
Government-insured mortgage loans in process of foreclosure	None	None
Serious delinquency rate (3)	16.9%	20.4%

(1)	Includes loans where the decision of foreclosure has been reported.
(2)	Conventional mortgage loans greater than 90 days delinquent or in the process of foreclosure expressed as a percentage of total conventional mortgage loan principal balance.
(3)	Government-insured mortgage loans greater than 90 days delinquent expressed as a percentage of total government-insured mortgage loan principal balance.

The following table summarizes our potentially higher-risk conventional mortgage loans (i.e., mortgage loans with low FICO scores and/or high loan-to-value) as of December 31, 2010. As of December 31, 2010, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

	Total	Percent
Potential Higher-Risk Conventional Mortgage Loans	Par Value	Seriously Delinquent
(in thousands, except percentages)
FICO score < 660	$61,646	6.0%
Total high-risk loans	$61,646	6.0%

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our outstanding balance of government-insured mortgage loans as of December 31, 2010 (approximately 1,400 of these mortgage loans remain outstanding). We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.

The following table summarizes by PMI provider, credit ratings and outlooks, and the outstanding principal balance and maximum coverage outstanding related to our seriously delinquent mortgage loans with PMI as of December 31, 2010.

	As of December 31, 2010
			Seriously Delinquent Mortgage Loans with PMI
PMI Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
(in thousands)
MGIC	B+	Negative	$650	$43
Genworth Mortgage Insurance	BBB-	Negative	989	65
United Guaranty Residential Mortgage	BBB	Stable	1,368	150
Republic Mortgage Insurance	BB+	Negative	686	32
PMI Mortgage Insurance Co.	B	Positive	1,017	77
Radian Guaranty	B+	Negative	246	16
Total			$4,956	$383

(1)	Represents the lowest credit rating and outlook of S&P, Moody's, or Fitch stated in terms of the S&P equivalent, as of December 31, 2010.
(2)
Represents the unpaid principal balance of conventional mortgage loans 90 days or more delinquent or are in the process of foreclosure. Assumes PMI in effect at the time of origination. Insurance coverage may be discontinued once a certain loan-to-value ratio is met.

(3)
Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under the insurance contracts is substantially less than the contractual limit for reimbursement.

Mortgage loans, other than those evaluated in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.
Geographic Concentration
Although our mortgage loans held for portfolio are currently dispersed across all 50 states, the District of Columbia, and the U.S. Virgin Islands, our primary geographic concentration is the western United States, and more specifically, in California. The following table represents the geographic concentration of our conventional mortgage loans held for portfolio as of December 31, 2010 and 2009.

	As of	As of
Conventional Mortgage Loans - Concentration by State	December 31, 2010	December 31, 2009
(in percentages)
California	27.4	26.6
Illinois	7.8	7.8
New York	6.4	5.9
Washington	5.0	5.2
Massachusetts	4.6	5.0
All other	48.8	49.5
Total	100.0	100.0

Derivative Assets and Liabilities
Traditionally, we have used derivatives to hedge advances, consolidated obligations, AFS investments, and mortgage loans held for portfolio. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of December 31, 2010 and 2009, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $13.0 million and $3.6 million and derivative liabilities of $253.7 million and $300.0 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, as well as expirations and terminations of certain outstanding interest-rate exchange agreements and our entry into new agreements during 2010.
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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2010 and 2009. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2010		As of December 31, 2009
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$8,464,113	$(345,068)	$15,512,758	$(382,911)
Investments:
Fair value - existing cash item	3,592,675	(92,506)	—	—
Consolidated obligation bonds:
Fair value - existing cash item	22,255,110	85,846	19,316,985	(42,654)
Non-qualifying economic hedges	53,500	(221)	212,000	134
Total	22,308,610	85,625	19,528,985	(42,520)
Consolidated obligation discount notes:
Fair value - existing cash item	471,646	772	3,689,802	2,727
Balance sheet:
Non-qualifying economic hedges	200,000	—	200,500	45
Intermediary positions	—	—	447,200	—
Total notional and fair value	$35,037,044	(351,177)	$39,379,245	(422,659)
Accrued interest at period end		26,995		75,139
Cash collateral held by counterparty - assets		97,577		59,421
Cash collateral held from counterparty - liabilities		(14,042)		(8,282)
Net derivative balance		$(240,647)		$(296,381)

Net derivative asset balance		$13,013		$3,649
Net derivative liability balance		(253,660)		(300,030)
Net derivative balance		$(240,647)		$(296,381)

The following table details our fair value hedges by accounting designation and type of risk being hedged as of December 31, 2010 and 2009.

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount as of December 31, 2010	Notional Amount as of December 31, 2009
(in thousands)
Advances:
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$5,500,203	$11,335,848
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,943,910	4,166,910
Interest rate cap, floor, corridor, or collar	Offsets the interest cap, floor, corridor, or collar embedded in a variable rate advance.	Fair Value	20,000	10,000
Investments:
Pay fixed, receive variable interest-rate swap	Converts the investment's fixed rate to a variable rate index.	Fair Value	3,592,675	—
Consolidated obligation bonds:
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	12,705,110	12,231,185
Pay variable, receive fixed interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	9,550,000	7,085,800
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	53,500	212,000
Consolidated obligation discount notes:
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair Value	471,646	3,689,802
Balance sheet:
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	200,000	200,000
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Economic	—	500
Intermediary positions and other:
Pay fixed, receive variable interest-rate swap and pay variable, receive fixed interest- rate swap	To offset interest rate swaps in terminated hedge transactions by executing mirror interest rate swaps.	Economic	—	447,200
Total			$35,037,044	$39,379,245

The total notional amount of interest-rate exchange agreements hedging advances declined by $7.0 billion, to $8.5 billion (including a decline of $2.6 billion, to $3.1 billion, in hedged advances using short-cut hedge accounting), as of December 31, 2010, from $15.5 billion as of December 31, 2009, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $3.0 billion, to $22.3 billion, as of December 31, 2010, from $19.3 billion as of December 31, 2009. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $7.9 billion as of December 31, 2010, from $9.5 billion, as of December 31, 2009. In 2010, we discontinued the use of the short-cut hedge accounting designation on new advance and consolidated obligation hedging relationships.

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
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related non-cash collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2010 and 2009, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $27.0 million and $11.9 million, including $34.3 million and $6.2 million of net accrued interest receivable. We held cash collateral of $14.0 million and $8.3 million from our counterparties for net credit risk exposures of $13.0 million and $3.6 million as of December 31, 2010 and 2009. We held no securities collateral from our counterparties as of December 31, 2010 or 2009. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of December 31, 2010, the FHLBank System's consolidated obligations were rated “Aaa/P-1” by Moody's and “AAA/A-1+” by S&P. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2010 was $351.2 million, for which we posted collateral of $98.4 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $120.1 million of additional collateral to our derivative counterparties as of December 31, 2010.

Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2010 and 2009.

	As of December 31, 2010
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,556,922	$—		$—	$—
AA-	5,817,560	1,405		—	1,405
A+	13,189,623	1,027	(1)	—	1,027
A	7,472,939	10,581		—	10,581
Total	$35,037,044	$13,013		$—	$13,013

	As of December 31, 2009
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$9,630,443	$—		$—	$—
AA-	6,360,387	—		—	—
A+	20,346,569	310	(2)	—	310
A	3,041,846	3,339		—	3,339
Total	$39,379,245	$3,649		$—	$3,649

(1)	Cash collateral of $14.0 million held as of December 31, 2010 is included in our derivative asset balance.
(2)	Cash collateral of $8.3 million held as of December 31, 2009 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of December 31, 2010 and 2009, 14 and 13 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of December 31, 2010 and 2009, 41.0% and 40.6% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.
In 2008, as a result of the bankruptcy of Lehman Brothers Holdings, Inc. (LBHI), we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. Our statement of operations for the year ended December 31, 2010 reflects a release of provision for derivative counterparty credit loss of $4.6 million in other expense as a result of the December 2010 sale of our outstanding receivable with LBHI.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, are from additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. As of December 31, 2010 and currently, the Seattle Bank is rated “AA+/A-1” with a negative outlook by S&P and “Aaa” with a stable outlook by Moody's. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System's long-term and short-term consolidated obligations “AAA/A-1+” and Moody's rates them “Aaa/P-1.” For additional information on consolidated obligations, see “Part I. Item 1. Business—Debt Financing—Consolidated Obligations” in this report.
The following table summarizes the carrying value of our consolidated obligations by type as of December 31, 2010 and 2009.

	As of	As of
Carrying Value of Consolidated Obligations	December 31, 2010	December 31, 2009
(in thousands)
Discount notes	$11,596,307	$18,501,642
Bonds	32,479,215	29,762,229
Total	$44,075,522	$48,263,871

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$11,597,293	$5,800,000	$18,502,949	$5,827,000
Weighted-average interest rate as of period end	0.16%	0.31%	0.23%	0.81%
Daily average outstanding for the period	$15,697,558	$4,321,668	$19,684,026	$9,464,282
Weighted-average interest rate for the period	0.14%	0.43%	0.35%	1.19%
Highest outstanding balance at any month-end for the period	$17,626,577	$5,850,000	$23,536,537	$11,722,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 37.3%, to a par amount of $11.6 billion as of December 31, 2010, from $18.5 billion as of December 31, 2009. During 2010, our purchases of medium-term TLGP, U.S. agency, and GSE securities significantly reduced our relative requirements for consolidated obligation discount notes, as these purchases were primarily funded with consolidated obligation bonds with maturities greater than one year.

Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased 8.8% to a par amount of $32.3 billion as of December 31, 2010, from $29.7 billion as of December 31, 2009. As previously noted, during 2010, we significantly reduced our unsecured short-term investments in favor of purchasing medium-term securities. As a result, issuances of consolidated obligation bonds on our behalf increased to $43.9 billion for the year ended December 31, 2010, from $26.9 billion for 2009. During 2009, we primarily invested in overnight or short-term instruments funded with consolidated obligation discount notes.
The following table summarizes our consolidated obligation bonds by interest-rate type as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$23,431,565	72.5	$23,772,365	80.1
Step-up	4,380,000	13.6	4,160,000	14.0
Variable	4,250,000	13.2	1,569,000	5.3
Capped variable	200,000	0.6	—	—
Range	41,000	0.1	177,000	0.6
Total par value	$32,302,565	100.0	$29,678,365	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) increased by $3.0 billion, to $8.9 billion, as of December 31, 2010 from December 31, 2009, primarily due to favorable execution costs for these types of instruments during certain periods in 2010. The interest rates on these consolidated obligation bonds are generally based on LIBOR.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$15,713,795	0.64	$11,264,000	1.12
Due after one year through two years	3,384,000	2.24	3,656,595	1.81
Due after two years through three years	3,562,000	2.24	4,894,000	2.55
Due after three years through four years	2,197,500	3.20	2,772,000	3.10
Due after four years through five years	2,615,160	1.61	2,297,500	3.74
Thereafter	4,830,110	3.94	4,794,270	5.01
Total par value	32,302,565	1.73	29,678,365	2.46
Premiums	8,614		11,388
Discounts	(20,528)		(25,095)
Hedging adjustments	188,564		97,571
Total	$32,479,215		$29,762,229

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
Our callable consolidated obligation bonds outstanding increased by $195.2 million, to $11.1 billion, as of December 31, 2010, compared to December 31, 2009. Although the amount of callable consolidated obligation bonds outstanding increased slightly as of December 31, 2010, our noncallable consolidated obligation bonds increased more significantly, resulting in a decline in the proportion of callable bonds to total consolidated obligation bonds as of December 31, 2010, to 34.5%, compared to 36.9% as of December 31, 2009.
During the years ended December 31, 2010 and 2009, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called and extinguished during the years ended December 31, 2010 and 2009 totaled $29.5 billion and $12.4 billion. See “—Results of Operations for the Years Ended December 31, 2010, 2009, and 2008—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us, and as a result, these balances fluctuate. Deposits increased by $163.0 million, to $502.8 million as of December 31, 2010, compared to $339.8 million as of December 31, 2009. Demand deposits comprised the largest percentage of deposits, representing 59.7% and 77.4% of deposits as of December 31, 2010 and 2009. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

Capital Resources and Liquidity
Our capital resources consist of capital stock held by our members, former members, and nonmember shareholders (i.e., former members that own capital stock as a result of a merger with or acquisition by an institution that is not a member of the Seattle Bank) and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.

Capital Resources
Our total capital increased by $188.9 million, to $1.2 billion, as of December 31, 2010 from December 31, 2009. This increase was primarily driven by improvements in the fair value of our AFS investments classified as other-than-temporarily impaired and by our net income of $20.5 million for the year ended December 31, 2010.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
December 31, 2010	$158,864	$2,639,172
December 31, 2009	$158,864	$2,637,330

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

 We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Written redemption requests of excess stock generally remain classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock.
We have been unable to redeem Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period since March 2009. As a result of the Consent Arrangement, we are restricted from redeeming or repurchasing capital stock without Finance Agency approval until, among other things, the Stabilization Period is complete. See "—Capital Classification and Consent Arrangement" below for additional information.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010		2009
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases	—	—	—	6,187
Existing member capital stock purchases	—	1,842	19,535	5,125
Total capital stock purchases	—	1,842	19,535	11,312
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	2,594	—	382
Cancellation of membership withdrawal requests	—	1,300	—	646
Recissions of redemption requests	—	18,506	—	1,779
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(5,367)	(26,533)	(2,253)	(27,257)
Redemption requests past redemption date	(697)	(65,163)	(2,617)	—
Net transfers to mandatorily redeemable capital stock	(6,064)	(69,296)	(4,870)	(24,450)
Balance, end of period	$126,454	$1,649,695	$132,518	$1,717,149

In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions related to former Seattle Bank members) to current members requiring additional capital stock. These transfers were transacted at par value of $100 per share and totaled $2.6 million for the year ended December 31, 2010. The 2010 total included $45,000 transferred to one new member.
During the years ended December 31, 2010 and 2009, one and seven Seattle Bank member(s) requested redemptions totaling $953,000 and $26.4 million of Class B capital stock that had not been reclassified to mandatorily redeemable stock as of each year-end. There were no Class A capital stock redemption requests for the years ended December 31, 2010 and 2009 that had not been reclassified as mandatorily redeemable common stock as of each year end because they had all passed their six-month redemption period.
Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of December 31, 2010. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

As of
Class B Capital Stock - Voluntary Redemption Requests by Date	December 31, 2010
(in thousands)
Less than one year	$11,310
One year through two years	67,511
Two years through three years	45,922
Three years through four years	22,641
Four years through five years	21,149
Total	$168,533

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2010. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of December 31, 2010
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$5,367	$2,558
One year through two years	—	13,544
Two years through three years	—	612,197
Three years through four years	—	3,277
Four years through five years	—	172,384
Past contractual redemption date due to remaining activity (1)	—	13,734
Past contractual redemption date due to regulatory action (2)	27,043	171,783
Total	$32,410	$989,477

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding that the mandatorily redeemable capital stock relates to. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of Finance Agency restrictions limiting our ability to redeem capital stock.

The number of shareholders with mandatorily redeemable capital stock increased to 60 as of December 31, 2010, from 34 as of December 31, 2009. The increase is primarily due to the expiration of the statutory redemption period and to member mergers, acquisitions, and closures during 2010. The amounts in the table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $73.4 million as of December 31, 2010, compared to $52.9 million as of December 31, 2009. As required in the Consent Arrangement, we are developing revised dividends and retained earnings plans that are acceptable to the Finance Agency.
Dividends
Under our Capital Plan, our Board can declare and pay dividends either in cash or stock (although pursuant to Board resolution, Class A capital stock dividends must be paid in cash) from retained earnings or current net earnings. In December 2006, the Finance Agency issued a final rule that prohibits an FHLBank from declaring and paying stock dividends if its excess stock balance is greater than 1% of its total assets. As of December 31, 2010, the Seattle Bank had excess stock of $1.9 billion, or 4.0%, of total assets.
As a result of our "undercapitalized" classification and the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below and Notes 2 and 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on dividends.

Retained Earnings
We reported retained earnings of $73.4 million as of December 31, 2010, an increase of $20.5 million from $52.9 million as of December 31, 2009, due to our net income for the year ended December 31, 2010. We are modifying the methodology by which we calculate our retained earnings target, in conjunction with other revisions to our overall retained earnings policy, as required by the Consent Arrangement.
JCE Agreement
Effective February 28, 2011, the Seattle Bank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank (including the Seattle Bank) will, on a quarterly basis, allocate at least 20% of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to 1% of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments, each FHLBank shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks.
The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank's quarterly allocation requirement will thereafter increase to 50% of quarterly net income until the cumulative difference between the allocations made at the 50% rate and the allocations that would have been made at the regular 20% rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLBank's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLBank's RRE Account, but not below a zero balance.
The JCE Agreement also provides that, if an FHLBank's RRE Account exceeds 1.5% of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to the non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5% of the FHLBank's Total Consolidated Obligations immediately following such transfer.
Finally, the JCE Agreement provides that, during periods in which an FHLBank's RRE Account is less than 1% percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.
The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the JCE Agreement or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its RRE Account.

In the event the JCE Agreement is voluntarily terminated, each FHLBank's obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of the amounts in the RRE Account will continue until an event that triggers automatic termination occurs or until the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank's obligation to make allocations to its RRE Account will terminate and the restrictions on the use of amounts in its RRE Account would terminate.
See “Part I. Item 1. Business—AHP and REFCORP,” and Note 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” for more information on REFCORP assessments.
AOCL
Our AOCL decreased to $666.9 million as of December 31, 2010, compared to $908.8 million as of December 31, 2009, primarily due to improvements in market prices of our AFS investments classified as other-than-temporarily impaired. See Note 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for a tabular presentation of AOCL for the years ended December 31, 2010 and 2009.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of December 31, 2010 and 2009. We reported risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009.
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

•
Credit risk is the potential for financial loss because of the failure of a borrower or counterparty to perform on an obligation. The credit-risk requirement is determined by adding the credit-risk capital charges for assets, off- balance sheet items, and derivative contracts based on, among other things, the credit percentages assigned to each item as required by Finance Agency regulations.

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
The following table presents our permanent capital and risk-based capital requirements as of December 31, 2010 and 2009.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	December 31, 2010	December 31, 2009
(in thousands)
Permanent capital:
Class B capital stock	$1,649,695	$1,717,149
Mandatorily redeemable Class B capital stock	989,477	920,181
Retained earnings	73,396	52,897
Permanent capital	2,712,568	2,690,227
Risk-based capital requirement:
Credit risk	940,111	565,293
Market risk	584,083	1,095,086
Operations risk	457,259	498,114
Risk-based capital requirement	1,981,453	2,158,493
Risk-based capital surplus	$731,115	$531,734

Our risk-based capital requirement decreased as of December 31, 2010, compared to December 31, 2009, primarily as a result of improved market values on our PLMBS, which improved the market-risk component of our risk-based capital requirement. The decrease was partially offset by an increase in the credit-risk component of our risk-based capital requirement, which is determined by assigning risk-adjusted weightings to our assets based on asset type. Primarily as a result of credit rating downgrades on some of our PLMBS during 2010, our credit-risk component increased as of December 31, 2010, compared to December 31, 2009. The operations-risk requirement decreased because it is calculated as a percentage of the sum of the credit- and market-risk components. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of December 31, 2010, our regulatory capital-to-assets ratio was 6.08%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target at least through 2011.

The following table presents our regulatory capital-to-assets ratios as of December 31, 2010 and 2009.

	As of	As of
Regulatory Capital-to-Assets Ratios	December 31, 2010	December 31, 2009
(in thousands, except percentages)
Minimum regulatory capital	$1,888,319	$2,043,779
Total regulatory capital	2,871,432	2,849,091
Regulatory capital-to-assets ratio	6.08%	5.58%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of December 31, 2010 from December 31, 2009.
The following table presents our leverage capital ratios as of December 31, 2010 and 2009.

	As of	As of
Leverage Capital Ratios	December 31, 2010	December 31, 2009
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,360,399	$2,554,724
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,227,716	4,194,205
Leverage capital ratio	8.96%	8.21%

Capital Classification and Consent Arrangement
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
In August 2009, under the Finance Agency's PCA regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA provisions, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010.
On October 25, 2010, the Seattle Bank entered the Consent Arrangement with the Finance Agency. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements (identified below). It also provides that following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the filing of the Seattle Bank’s second quarter 2011 Quarterly Report on Form 10-Q with the SEC), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, after we achieve and maintain certain other financial and operational metrics, remediate certain concerns identified below, and return to a “safe and sound” condition as determined by the Finance Agency, we may again be in position to redeem certain capital stock from members and begin paying dividends. Capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval. The Consent Arrangement requires, as we have agreed to address, among other things:

•
Risk Management and Asset Improvement - We may not resume purchasing mortgage loans under our MPP, a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide SMI on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

•
Capital Adequacy and Retained Earnings - We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with a capital restoration plan approved by the Finance Agency and prior written approval of the Finance Agency.

•	Remediation of Examination Findings - We will remediate the findings of the Finance Agency's 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•	Information Technology - We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

•
Senior Management and Compensation Practices - We will not take personnel action regarding compensation, including incentive-based compensation awards, or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

In addition to taking the specified actions within the timeframes noted in the Consent Order and the milestones and timelines we develop as components of our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives, the Consent Arrangement also provides for a Stabilization Period. The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. As of December 31, 2010, we have met the minimum financial metrics pursuant to the Consent Arrangement throughout the Stabilization Period to date.
The Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the Stabilization Period unless the Finance Agency takes additional action.
As noted in our mission and goals outlined below, we are fully committed to addressing the requirements of the Consent Arrangement in order to stabilize our business and return to normal operations. The Consent Arrangement clarifies the steps we must take to improve our capital classification, and we are diligently working to address the requirements of the Consent Arrangement, coordinating with the Finance Agency so that actions taken and proposed improvements are aligned with the regulator's expectations. Actions we have initiated or completed to date include, among others:

•	Tracking and maintaining capital adequacy and financial metrics;

•
Development of strategies acceptable to the Finance Agency to effectively manage our PLMBS portfolio to mitigate risks associated with the credit quality of the portfolio, including metrics, measures, and processes to guide decision making around the implementation of the strategies;

•	Development of a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets;

•	Reviewing our advance pricing policies for possible revision as part of our implementation of the Consent Arrangement and applicable regulatory compliance requirements;

•
Exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency; and

•
Engaging an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management polices and practices in a manner acceptable to the Finance Agency. For example, in October 2010, we modified some of our collateral management practices to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on our members on the physical possession collateral arrangement.

Going forward, we will continue to focus on our mission of providing liquidity and funding for our members and their communities and on achieving the following goals:

•	Addressing the requirements of the Consent Arrangement;

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our MVE and PVCS.
We have identified and begun work on multiple initiatives in order to successfully accomplish our mission and goals. To measure our progress, we will review numerous metrics, including the following capital adequacy and financial metrics:

•
MVE to PVCS Ratio - This ratio compares the market value of our assets minus the market value of our liabilities to the par value of our capital stock (including mandatorily redeemable capital stock). As of December 31, 2010, our MVE to PVCS ratio had increased to 75.7%, compared to 52.6% as of December 31, 2009.

•
Retained Earnings - Our retained earnings represent our accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses. While OTTI credit losses sustained during 2008 and 2009 contributed to the erosion of retained earnings, the reduced level of OTTI credit losses during 2001, as compared to 2009, contributed to an increase in retained earnings to $73.4 million as of December 31, 2010, from $52.9 million at the end of 2009.

•
AOCL - AOCL primarily represents accumulated unrealized losses of the Seattle Bank's PLMBS classified as other-than-temporarily impaired. While data measuring the recovery for the economic recession that persisted throughout much of 2008 and 2009 has been mixed, the U.S. financial markets generally improved during 2010 resulting in an improvement in the market value of the Seattle Bank's AFS PLMBS investments during 2010. As of December 31, 2010, AOCL decreased to $666.9 million from $908.8 million at the end of 2009.

•
Return on PVCS vs. Federal Funds - The return on our PVCS compares our net income to our average PVCS, including mandatorily redeemable capital stock, on a quarterly basis. We compare our return on PVCS to the weighted-average federal funds effective rate for the same period. Although we cannot currently pay dividends on our capital stock, longer-term our goal is to pay dividends, and we want our members to understand our returns relative to the weighted-average federal funds effective rate as a short-term investment measure. For the years ended December 31, 2010 and 2009, the return on our PVCS was 0.73% and (5.79)%, compared to annual average federal funds effective rates of 0.18% and 0.16%.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Further, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency to enable the bank to maintain the minimum financial metrics throughout the Stabilization Period or thereafter and otherwise the requirements for asset composition, capital management, and other operation and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans or meet such requirements could result in additional actions under the PCA provisions or imposition of additional standards or conditions by the Finance Agency, which would have an adverse affect on the Seattle Bank's business, including its financial condition and results of operations.
See "Part I. Item 1A. Risk Factors" and Notes 2 and 17 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on the PCA rule and further discussion of the Consent Arrangement.
Liquidity
We are required to maintain liquidity in accordance with federal laws and regulations and policies established by our Board. In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members' credit and liquidity needs, while complying with regulatory requirements and Board-established policies. We actively manage our liquidity to preserve stable, reliable, and cost-effective sources of funds to meet all current and future operating financial commitments.
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Secondary sources of liquidity are other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of December 31, 2010 and 2009.
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
At all times during 2010 and 2009, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.

For additional information on our statutory liquidity requirements, see “Part I. Item 1—Business—Liquidity Requirements” in this report.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of December 31, 2010.

	As of December 31, 2010
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Member term deposits	$202,407	$—	$—	$—	$202,407
Consolidated obligation bonds (at par)*	15,713,795	6,946,000	4,812,660	4,830,110	32,302,565
Derivative liabilities	253,660	—	—	—	253,660
Mandatory redeemable capital stock	207,080	625,797	189,010	—	1,021,887
Operating leases	3,305	4,513	—	—	7,818
Total contractual obligations	$16,380,247	$7,576,310	$5,001,670	$4,830,110	$33,788,337
Other Commitments
Commitments for additional advances	$—	$—	$—	$—	$—
Standby letters of credit	635,685	30,564	12,497	—	678,746
Standby bond purchase agreements	44,735	—	—	—	44,735
Unused lines of credit and other commitments	—	18,000	—	—	18,000
Total other commitments	$680,420	$48,564	$12,497	$—	$741,481

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of December 31, 2010, we had $347.5 million in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $147.5 million.

Results of Operations for the Years Ended December 31, 2010, 2009, and 2008
 We recorded net income of $20.5 million for the year ended December 31, 2010, an increase of $182.1 million from a 2009 net loss of $161.6 million. The improvement in net income was primarily due to lower additional credit-related charges recorded on PLMBS classified as other-than-temporarily impaired. We recorded $106.2 million of additional credit losses on our PLMBS for the year ended December 31, 2010, compared to $311.2 million of credit losses for 2009. The additional losses were due to revised assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities. Net interest income declined to $176.1 million for the year ended December 31, 2010 from $214.6 million for 2009. While favorably impacted by improved debt funding costs, net interest income for the year ended December 31, 2010 was negatively impacted by lower advance volumes, a declining balance in mortgage loans held for portfolio, and lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment. Net interest income was also negatively impacted by $17.1 million of premium amortization on certain of our hedged AFS securities, which was substantially offset by $16.9 million of net gains recorded on the derivatives hedging these assets.

We recorded a net loss of $161.6 million for the year ended December 31, 2009, an improvement of $37.8 million from a 2008 net loss of $199.4 million (primarily attributable to OTTI credit losses). The net loss in 2009 was primarily due to OTTI credit losses of $311.2 million on certain of our PLMBS. Our 2009 results of operations were favorably impacted compared to 2008 results by an increase in net interest income of $36.6 million, primarily due to lower funding costs; a reduction in charges related to early extinguishment of consolidated obligations of $16.1 million; and a reduction in other expenses of $6.4 million, primarily attributable to the 2008 provision for derivative counterparty credit loss resulting from the LBSF bankruptcy. These improvements in 2009 were partially offset by increased charges on derivatives and hedging activities of $14.7 million.
Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Our net interest income derives from the following sources: (1) net interest-rate spread (i.e., the interest earned on advances, investments, and mortgage loans held for portfolio, less interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets); and (2) earnings from capital (i.e., returns on investing interest-free capital). The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. Net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.
During 2010 and 2009 , our average advance and mortgage loan balances declined significantly from the previous periods, negatively impacting interest-rate spread income. The very low prevailing interest-rate environment during 2010 and 2009 negatively impacted the yields on our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios. Our net interest-rate spread was favorably impacted by the reduction of three-month LIBOR, the general improvement in spread between LIBOR and our funding costs, our refinancing of a significant portion of our debt portfolio, and our use of structured funding, all of which contributed to lower debt funding costs. In addition, our net interest-rate spread was also favorably impacted by the higher yields on our longer-term investments compared to the primarily short-term investments held in 2009. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing very low interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate during 2010 and 2009. The combination of these factors contributed to lower net interest-rate spreads and net interest margins for the year ended December 31, 2010, compared to 2009.
After significantly decreasing in 2008, the federal funds target and effective interest rates remained relatively stable and very low, at a range of zero to 0.25% during 2009. Short-term LIBOR also reflected significant declines, but with significantly higher volatility during 2009. Longer-term LIBOR and U.S. Treasury rates declined but remained relatively high. Our earnings from capital, which were primarily generated from short-term investments, were significantly adversely impacted by the low interest-rate environment of 2009 and 2008. The lower prevailing interest rates during those years also significantly impacted our advance, variable interest-rate long-term investment (e.g., our PLMBS), and consolidated obligation portfolios, where yields generally declined significantly for the years ended December 31, 2009 and 2008 from the previous periods. During 2009 and 2008, the spreads on our consolidated obligation bonds and discount notes compared to LIBOR generally widened, which contributed to lower debt funding costs and improved net interest spread.

The following table summarizes the average rates of various interest-rate indices for the years ended December 31, 2010, 2009, and 2008 that impacted the Seattle Bank's interest-earning assets and interest-bearing liabilities and such indices' ending rates as of December 31, 2010, 2009, and 2008.

	Average Rate for the Years Ended December 31,			Ending Rate as of December 31,
Market Instrument	2010	2009	2008	2010	2009	2008
(in percentages)
Federal funds effective/target rate	0.18	0.16	1.93	0.13	0.05	0.14
3-month Treasury bill	0.13	0.14	1.37	0.12	0.05	0.08
3-month LIBOR	0.34	0.69	2.93	0.30	0.25	1.43
2-year U.S. Treasury note	0.69	0.94	2.00	0.59	1.14	0.77
5-year U.S. Treasury note	1.91	2.18	2.79	2.01	2.68	1.55
10-year U.S. Treasury note	3.19	3.24	3.64	3.29	3.84	2.21

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010, 2009, and 2008. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$18,094,211	$190,533	1.05	$29,086,552	$421,449	1.45	$39,521,263	$1,316,571	3.33
Mortgage loans held for portfolio	3,727,033	187,264	5.02	4,596,574	234,856	5.11	5,368,118	263,475	4.91
Investments *	29,972,603	196,583	0.66	20,888,609	221,749	1.06	22,492,232	666,300	2.96
Other interest-earning assets	51,260	95	0.18	103,183	217	0.21	5,102	43	0.83
Total interest-earning assets	51,845,107	574,475	1.11	54,674,918	878,271	1.61	67,386,715	2,246,389	3.33
Other assets	(568,136)			(665,708)			348,025
Total assets	$51,276,971			$54,009,210			$67,734,740
Interest-bearing liabilities:
Consolidated obligations	$48,092,932	396,988	0.83	$50,700,570	662,129	1.31	$63,157,337	2,042,726	3.23
Deposits	340,895	267	0.08	543,453	921	0.17	1,028,082	21,136	2.06
Mandatorily redeemable capital stock	977,193	—	—	932,687	—	—	294,576	617	0.21
Other borrowings	147	1	0.41	1,275	1	0.10	137,851	3,321	2.41
Total interest-bearing liabilities	49,411,167	397,256	0.80	52,177,985	663,051	1.27	64,617,846	2,067,800	3.20
Other liabilities	766,980			671,932			572,553
Capital	1,098,824			1,159,293			2,544,341
Total liabilities and capital	$51,276,971			$54,009,210			$67,734,740
Net interest income		$177,219			$215,220			$178,589
Interest-rate spread		$150,249	0.31		$175,110	0.34		$86,287	0.13
Earnings from capital		26,970	0.04		40,110	0.06		92,302	0.14
Net interest margin		$177,219	0.35		$215,220	0.40		$178,589	0.27

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the year ended December 31, 2010, our average assets declined, compared to 2009, primarily as a result of maturing and prepaid advances, lower advance demand, and principal payments on mortgage loans held for portfolio, partially offset by increases in average investments. Our average investment balance significantly increased both in total and as a percentage of our total average assets for the year ended December 31, 2010, as we, among other things, reinvested advance and mortgage loan proceeds to generate returns on capital and maintain average asset balances and capital and leverage ratios. The reductions in mortgage loans held for portfolio reflected average principal paydowns. As a result of our decision in early 2005 to exit the MPP, we discontinued the purchase of new mortgage loans in 2006.
For the year ended December 31, 2009, our average assets significantly declined primarily as a result of maturing advances (particularly those of JPMorgan Chase), advance prepayments early in 2009 and generally lower advance demand across our membership. Although our average investment balance declined as of December 31, 2009 compared to December 31, 2008, it increased as a percentage of our total average assets.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,			For the Years Ended December 31,
	2010 v. 2009 Increase (Decrease)			2009 v. 2008 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(134,014)	$(96,902)	$(230,916)	$(285,060)	$(610,062)	$(895,122)
Investments	76,818	(101,984)	(25,166)	(44,457)	(400,094)	(444,551)
Mortgage loans held for portfolio	(43,750)	(3,842)	(47,592)	(39,076)	10,457	(28,619)
Other loans	(99)	(23)	(122)	229	(55)	174
Total interest income	(101,045)	(202,751)	(303,796)	(368,364)	(999,754)	(1,368,118)
Interest expense:
Consolidated obligations	(32,518)	(232,623)	(265,141)	(343,183)	(1,037,414)	(1,380,597)
Mandatorily redeemable capital stock	—	—	—	422	(1,039)	(617)
Deposits	(268)	(386)	(654)	(6,860)	(13,355)	(20,215)
Other borrowings	—	—	—	(1,680)	(1,640)	(3,320)
Total interest expense	(32,786)	(233,009)	(265,795)	(351,301)	(1,053,448)	(1,404,749)
Change in net interest income	$(68,259)	$30,258	$(38,001)	$(17,063)	$53,694	$36,631

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the year ended December 31, 2010, compared to 2009, primarily due to significantly lower average advance and mortgage loan balances as well as lower interest rates earned on our average assets and incurred on our average liabilities, partially offset by an increased average investments balance, which led to overall decreased net interest income. During the year ended December 31, 2010, compared to 2009, we experienced larger decreases in the average yields on our interest-earning assets than in the average cost of our interest-bearing liabilities, decreasing our interest-rate spread by 3 basis points, to 31 basis points. Our earnings from capital declined by 2 basis points to 4 basis points for the year ended December 31, 2010, compared to the previous period, due to the prevailing low interest-rate environment on short-term investments.

Both total interest income and total interest expense significantly decreased for the year ended December 31, 2009, compared to 2008, because of significantly lower short-term interest rates, and because of significantly lower average interest-earning asset balances. During the year ended December 31, 2009, compared to 2008, we experienced significantly larger decreases in the average cost on our interest-bearing liabilities than in the average yields on our interest-earning assets, increasing our interest-rate spread by 21 basis points, to 34 basis points. The improvement of our interest-rate spreads primarily resulted from a reduction in the average cost of our consolidated obligations.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Interest Income	2010	2009	Percent Increase/ (Decrease)	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$168,231	$413,012	(59.3)	$1,294,570	(68.1)
Prepayment fees on advances, net	22,302	8,437	164.3	22,001	(61.7)
Subtotal	190,533	421,449	(54.8)	1,316,571	(68.0)
Investments	196,583	221,749	(11.3)	666,300	(66.7)
Mortgage loans held for portfolio	187,264	234,856	(20.3)	263,475	(10.9)
Other interest income	95	217	(56.2)	43	404.7
Total interest income	$574,475	$878,271	(34.6)	$2,246,389	(60.9)

Interest income decreased significantly for the year ended December 31, 2010, compared to 2009, primarily due to significant decreases in average balances of advances and mortgage loans and average yields on advances and investments, partially offset by an increase in average balance of investments. Total interest income decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to significant decreases in yields on advances and investments and to decreases in the average balances of advances, investments, and mortgage loans.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 59.3% and 68.1% for the years ended December 31, 2010 and 2009, compared to the previous periods, primarily due to significant declines in average balances and average yields. Our average advance balance decreased by $11.0 billion, or 37.8%, to $18.1 billion, for the year ended December 31, 2010, compared to 2009, and decreased by $10.4 billion, or 26.4%, for the year ended December 31, 2009, compared to 2008, primarily due to advance maturities, advance prepayments, and lower advance demand across our membership. In addition, a significant portion of the advance maturities were those of JPMorgan Chase (formerly Washington Mutual Bank, F.S.B.) in 2009.
For the years ended December 31, 2010 and 2009, overall advance activity decreased compared to the previous periods. For the year ended December 31, 2010, new advances totaled $26.5 billion and maturing advances totaled $35.3 billion. For the year ended December 31, 2009, new advances totaled $42.7 billion and maturing advances totaled $57.2 billion. Advance activity for the year ended December 31, 2008 included new advances totaling $146.8 billion and maturing advances totaling $155.9 billion.

The average yield on advances, including prepayment fees on advances, decreased by 40 and 188 basis points to 1.05% and 1.45% for the years ended December 31, 2010 and 2009, compared to the previous periods. These decreases were primarily due to the maturity of higher yielding advances, the prevailing low short-term interest rates in both 2010 and 2009 (which impacted the yield on new advances made and existing variable interest-rate advances), and the significant proportion of short-term advances to our total average advance balances.
 Prepayment Fees on Advances
For the years ended December 31, 2010 and 2009, we recorded net prepayment fee income of $22.3 million and $8.4 million, primarily resulting from fees charged to borrowers that prepaid $2.1 billion and $3.9 billion in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 11.3% for the year ended December 31, 2010, compared to the previous period. This decrease primarily resulted from significantly lower average yields on investments, partially offset by higher average investment balances. The average yield on our investments declined by 40 basis points, to 0.66%, while the average balance of our investments increased by $9.1 billion, to $30.0 billion, for the year ended December 31, 2010, compared to 2009.
Interest income from investments decreased by 66.7% for the year ended December 31, 2009, compared to the previous period. This decrease primarily resulted from lower average yields on investments, lower average investment balances, and a higher proportion of lower-yielding short-term investments to our total investment portfolio. The average yield on our investments declined by 190 basis points, to 1.06%, and the average balance of our investments declined by $1.6 billion to $20.9 billion, for the year ended December 31, 2009, compared to the previous period.
Because we have been precluded from repurchasing or redeeming capital stock since late 2008, we invest the proceeds from maturing advances and mortgage loans as well as member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. During 2009, this strategy resulted in a significant increase in our investment portfolio. Throughout 2009, we primarily invested in secured short-term investments (which generally have a lower return than unsecured investments of the same maturity) and overnight federal funds, to minimize our counterparty exposure while ensuring sufficient liquidity to meet potential advance demand. The effect of this strategy was a significant decrease in interest income from investments for the year ended December 31, 2009. During 2010, our investment portfolio continued to grow as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. As of December 31, 2010, our investments totaled $30.5 billion, up from $23.8 billion as of December 31, 2009. Although the majority of our 2010 investment purchases have maturities in excess of one year, in the event that we require additional liquidity to meet advance demand, we have classified the newly purchased longer-term securities as AFS, which allows us to sell the securities should the need arise.
Mortgage Loans Held for Portfolio
Interest income from mortgage loans held for portfolio decreased by 20.3% and 10.9% for the years ended December 31, 2010 and 2009, compared to the previous periods. These decreases were primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $869.5 million, to $3.7 billion, for the year ended December 31, 2010, and decreased by $771.5 million, to $4.6 billion, for the year ended December 31, 2009, compared to the previous periods, primarily due to the collection of principal payments. The yield on our mortgage loans held for portfolio decreased 9 basis points for the year ended December 31, 2010 and increased 20 basis points for the year ended December 31, 2009, compared to the previous periods, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those years. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our December 31, 2010 analysis, we determined that the credit enhancement provided by our members in the form of the LRA as of December 31, 2010 was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded a provision for credit losses of $1.2 million on our mortgage loan portfolio for the year ended December 31, 2010, compared to our provision for credit losses of $626,000 for the year ended December 31, 2009. We recorded no provision for credit losses on our mortgage loan portfolio for the year ended December 31, 2008.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Interest Expense	2010	2009	Percent (Decrease)	2008	Percent (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$22,483	$67,891	(66.9)	$501,419	(86.5)
Consolidated obligations - bonds	374,505	594,238	(37.0)	1,541,307	(61.4)
Deposits	267	921	(71.0)	21,136	(95.6)
Securities sold under agreements to repurchase	1	—	—	3,314	(100.0)
Mandatorily redeemable capital stock and other borrowings	—	1	(100.0)	624	(99.8)
Total interest expense	$397,256	$663,051	(40.1)	$2,067,800	(67.9)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 66.9% and 86.5% for the years ended December 31, 2010 and 2009, compared to the previous periods, primarily due to lower average balances on our consolidated obligation discount notes and the very low prevailing short-term interest rate environment. The average balance of our consolidated obligation discount notes decreased by 20.2% and 8.5%, to $15.7 billion and $19.7 billion, and the average yields on such notes declined by 21 and 198 basis points to 0.14% and 0.35%, for the years ended December 31, 2010 and 2009. The average cost of funds declined in absolute terms with strong investor demand for high-quality, short-term debt instruments during the years ended December 31, 2010 and 2009, resulting in generally favorable interest rates on our short-term consolidated obligation discount notes for the years ended December 31, 2010 and 2009, compared to the previous periods.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 37.0% and 61.4% for the years ended December 31, 2010 and 2009, compared to the previous periods, primarily due to the lower prevailing interest rates. The average yield on such bonds declined by 75 and 179 basis points, to 1.16% and 1.91%, for the years ended December 31, 2010 and 2009, compared to the previous periods. The average balance of our consolidated obligation bonds increased by 4.4%, to $32.4 billion, for the year ended December 31, 2010 and decreased by 25.5%, to $31.0 billion, for the year ended December 31, 2009, compared to the previous periods. The decrease in 2009 was primarily due to an overall decrease in funding needs and an increased percentage of consolidated obligation discount notes (as a percentage of overall consolidated obligations issued) due to favorable pricing opportunities.

Deposits
Interest expense on deposits decreased by 71.0% and 95.6% for the years ended December 31, 2010 and 2009, compared to the previous periods. The average balance of deposits decreased by $202.6 million and $484.6 million and the average interest rate paid on deposits decreased by 9 and 189 basis points for the years ended December 31, 2010 and 2009, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Securities Sold Under Agreements to Repurchase
Interest expense on securities sold under agreements to repurchase totaled $3.3 million for the year ended December 31, 2008, due to our use of these agreements as a short-term funding alternative during that year. We did not utilize these instruments to any significant extent in 2010 or 2009. We use these agreements when we believe it to be financially advantageous to do so.
Mandatorily Redeemable Capital Stock
We recorded no interest expense on mandatorily redeemable capital stock for the years ended December 31, 2010 or 2009, due to our suspension of dividend payments in late 2008.
Effect of Derivatives and Hedging on Income
We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, the table below would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in this table.
The following tables present the effect of derivatives and hedging on our net interest income and other (loss) income as well as the total net effect of the use of derivatives and hedging on our income, for the years ended December 31, 2010, 2009, and 2008.

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Intermediary Positions	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(673)	$—	$37,928	$260	$—	$—	$37,515
Net interest settlements included in net interest income (2)	(245,798)	(25,723)	251,363	3,909	—	—	(16,249)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(1,696)	16,939	5,613	214	—	—	21,070
Gain on derivatives not receiving hedge accounting	—	—	—	—	9,960	—	9,960
Total net realized gain (loss) on derivatives and hedging activities	(1,696)	16,939	5,613	214	9,960	—	31,030
Total net effect of derivatives and hedging activities	$(248,167)	$(8,784)	$294,904	$4,383	$9,960	$—	$52,296

	For the Year Ended December 31, 2009
Net Effect of Derivatives and Hedging Activities	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Intermediary Positions	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(461)	$40,563	$8,103	$—	$—	$48,205
Net interest settlements included in net interest income (2)	(306,710)	255,719	28,986	—	—	(22,005)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(5,006)	(10,729)	2,636	—	—	(13,099)
Gain (loss) on derivatives not receiving hedge accounting	—	—	—	2,617	(20)	2,597
Total net realized gain (loss) on derivatives and hedging activities	(5,006)	(10,729)	2,636	2,617	(20)	(10,502)
Total net effect of derivatives and hedging activities	$(312,177)	$285,553	$39,725	$2,617	$(20)	$15,698

	For the Year ended December 31, 2008
Net effect of derivatives and hedging activities	Advances	Mortgage Loans	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Intermediary Positions	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(16)	$—	$8,370	$1,391	$—	$—	$9,745
Net interest settlements included in net interest income (2)	(64,558)	—	165,383	(3,652)	—	—	97,173
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	3,966	—	(6,085)	(3,084)	—	—	(5,203)
Gain on derivatives not receiving hedge accounting	—	1,630	—	—	7,331	467	9,428
Total net realized gain (loss) on derivatives and hedging activities	3,966	1,630	(6,085)	(3,084)	7,331	467	4,225
Total net effect of derivatives and hedging activities	$(60,608)	$1,630	$167,668	$(5,345)	$7,331	$467	$111,143

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.

Our use of interest-rate exchange agreements increased our income for the years ended December 31, 2010, 2009, and 2008. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. See “—Financial Condition as of December 31, 2010 and 2009—Derivative Assets and Liabilities” for additional information.
Other (Loss) Income
Other (loss) income includes member service fees, net realized gain from sale of HTM securities, net OTTI loss recognized in income, net gain (loss) on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous (loss) income not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and net OTTI loss recognized in income is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other (loss) income for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Other (Loss) Income	2010	2009	Percent Increase/ (Decrease)	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Service fees	$2,695	$2,714	(0.7)	$1,873	44.9
Net realized gain from sale of HTM securities	259	1,370	(81.1)	1,374	(0.3)
Net OTTI loss recognized in income	(106,197)	(311,182)	65.9	(304,243)	(2.3)
Net gain (loss) on derivatives and hedging activities	31,030	(10,502)	395.5	4,225	(348.6)
Net realized loss on early extinguishment of consolidated obligations	(13,812)	(5,584)	(147.3)	(21,714)	74.3
Other, net	4	3	33.3	(57)	105.3
Total other loss	$(86,021)	$(323,181)	73.4	$(318,542)	(1.5)

Total other (loss) income improved by $237.2 million for the year ended December 31, 2010, compared to 2009, primarily due to a $205.0 million decrease in credit-related OTTI charges recorded in income and a $41.5 million increase in net gain on derivatives and hedging activities, partially offset by a $8.2 million increase in our net realized loss on early extinguishment of consolidated obligations.
Total other loss increased by $4.6 million for the year ended December 31, 2009, compared to the previous period, primarily due to a $14.7 million increase in net loss on derivatives and hedging activities and a $6.9 million increase in credit-related OTTI charges recorded in income. These additional losses were partially offset by reduced net loss on early extinguishment of consolidated obligations of $16.1 million for the year ended December 31, 2009, compared to the previous period.
The significant changes in other (loss) income are discussed in more detail below.
Net Realized Gain on Sale of Held-to-Maturity Securities
For the year ended December 31, 2010, we sold $3.4 million of securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in a net gain of $259,000. For the years ended December 31, 2009 and 2008, we sold $21.8 million and $502.1 million of qualifying securities, resulting in net gains of $1.4 million and $1.4 million.
Net OTTI Loss Recognized in Income
 As of December 31, 2010, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $106.2 million in our statements of operations for the year ended December 31, 2010, compared to OTTI charges recognized in income of $311.2 million for the same period in 2009. We adopted the current guidance on accounting for OTTI effective January 1, 2009 and recognized the effects of adoption as a change in accounting principle. We recorded total OTTI charges of $304.2 million for the year ended December 31, 2008. However, to reclassify the non-credit component of OTTI recognized in 2008 (as a result in changes in accounting principles regarding OTTI), we recorded a favorable $293.4 million cumulative effect adjustment to our accumulated deficit as of January 1, 2009, with a corresponding adjustment to AOCL.
These credit losses on our OTTI PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 20 years as of December 31, 2010.

See “—Financial Condition as of December 31, 2010 and 2009—Investments,” "—Critical Accounting Policies and Estimates," Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and “Part I. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.
Net Gain (Loss) on Derivatives and Hedging Activities
For the year ended December 31, 2010, we recorded an increase of $41.5 million in our net gain on derivatives and hedging activities, compared to the same period in 2009. For the year ended December 31, 2009, we recorded an increase in our total net loss on derivatives and hedging activities of $14.7 million, compared to the same period in 2008.
    The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in our statements of operations for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2008
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$21,070	$(13,099)	$(5,203)
Total net gain (loss) related to fair value hedge ineffectiveness	21,070	(13,099)	(5,203)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	15	44	(1,065)
Interest-rate swaptions	—	—	1,630
Interest-rate caps or floors	(47)	(160)	(988)
Net interest settlements	9,992	2,733	2,718
Other	—	—	6,109
Intermediary transactions:
Interest-rate swaps	—	(20)	1,024
Total net gain related to derivatives not designated as hedging instruments	9,960	2,597	9,428
Net gain (loss) on derivatives and hedging activities	$31,030	$(10,502)	$4,225

The increase of $41.5 million in the net gain on derivatives and hedging activities for the year ended December 31, 2010 compared to the same period in 2009, was partially due to ineffectiveness in our hedging relationships. In addition, several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. The up-front swap fees were recognized through adjustments to fair value each applicable period within "total net gain (loss) related to fair value hedge ineffectiveness" in the table above. Accretion of the corresponding premiums on the hedged AFS securities is recorded within AFS investment interest income (i.e., within net interest margin). However, for the year ended December 31, 2010, the net gain of $16.9 million on our hedged AFS securities was essentially offset by premium amortization of $17.1 million on our AFS securities. In addition, in June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market-observable basis-spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three months ended June 30, 2010 reflected an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which were effective as of December 31, 2010 and are expected to continue to remain effective prospectively. See “—Critical Accounting Policies and Estimates” in this report for additional information.
Further, $10.0 million of the increase for the year ended December 31, 2010 relates to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $2.7 million for the same period in 2009. We have decreased our balance of range consolidated obligations since December 31, 2009, due to lack of investor demand for this type of debt.

For the year ended December 31, 2009, we recorded an increase of $14.7 million in our net loss on derivatives and hedging activities, compared to the previous period. This increase was primarily related to ineffectiveness in our consolidated obligation bond hedging relationships.
See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition as of December 31, 2010 and 2009—Derivative Assets and Liabilities,” and Note 12 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. In 2010, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreements cancellations, was entirely related to called consolidated obligation bonds, and increased by $8.2 million, to $13.8 million, for the year ended December 31, 2010, compared to 2009.
During the year ended December 31, 2009, we recorded net losses of $1.2 million on open-market extinguishments of consolidated obligations and net losses of $4.4 million related to calls of consolidated obligations, net of fees on interest-rate exchange agreement cancellations. During the year ended December 31, 2008, we recorded net losses of $12.7 million on open-market extinguishments of consolidated obligations and net losses of $9.0 million related to calls of consolidated obligations, net of fees on interest-rate exchange agreement cancellations.
The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called or early extinguished for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Consolidated Obligations Called and Early Extinguished	2010	2009	2008
(in thousands, except interest rates)
Consolidated Obligations Called:
Par value	$29,450,800	$12,356,255	$17,408,180
Weighted-average interest rate	1.78%	3.46%	4.72%
Consolidated Obligations Early Extinguished:
Par value	$—	$34,170	$1,337,445
Weighted-average interest rate	—	5.37%	4.31%
Total par value	$29,450,800	$12,390,425	$18,745,625

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

Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Other Expense	2010	2009	Percent Increase/ (Decrease)	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$29,509	$28,666	2.9	$25,577	12.1
Occupancy cost	6,170	4,895	26.0	4,727	3.6
Other operating	25,370	14,933	69.9	14,104	5.9
Finance Agency	2,761	2,069	33.4	2,003	3.3
Office of Finance	2,462	1,930	27.6	2,024	(4.6)
(Release) provision for derivative counterparty credit loss	(4,552)	—	—	10,430	(100.0)
Other	409	529	(22.7)	546	(3.1)
Total other expense	$62,129	$53,022	17.2	$59,411	(10.8)

Other expense increased by $9.1 million for the year ended December 31, 2010, compared to 2009, primarily due to increased other operating expenses, partially offset by a release of our provision for derivative counterparty credit loss related to the sale of our LBHI receivable of $4.6 million. Other expense decreased by $6.4 million for the year ended December 31, 2009, compared to the previous period, primarily as a result of our 2008 provision for derivative counterparty credit loss.
Compensation and benefits expense increased by $843,000 for the year ended December 31, 2010, compared to 2009, primarily due to $847,000 in severance expenses related to the outsourcing of our information technology functions, $568,000 in severance, benefits, and taxes related to the departure of our former chief executive officer, and a $552,000 increase in pension expense. These increases were partially offset by a decrease in incentive compensation expense of $980,000.
Other operating expense was also impacted by increased consulting and legal fees of $4.9 million, primarily related to our capital restoration plan and legal proceedings related to our PLMBS, for the year ended December 31, 2010, compared to 2009. In addition, as part of our information technology outsourcing, we recorded $3.6 million of incremental consulting and support service expense for our new service provider for the year ended December 31, 2010, which is included in other operating expense.
Compensation and benefits expense increased by $3.1 million for the year ended December 31, 2009, compared to the previous period, primarily due to conversions of contractors to employees during 2008.
Our employee headcount decreased to 129 as of December 31, 2010, compared to 154 and 150 as of December 31, 2009 and 2008, primarily due to the outsourcing of our information technology functions. We expect to complete the transition from our current in-house and outsourced providers to our new service provider by the end of the first quarter of 2011.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. See Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on these assessments.

Assessments
Our assessments for AHP and REFCORP are based on our net earnings before assessments. We recorded total assessments of $7.4 million for the year ended December 31, 2010, compared to $33,000 (reflecting an adjustment of 2007 charges recorded in early 2009) for 2009. We reported net losses in 2009 and 2008 and did not record any then-current period assessment based on those periods' earnings. The table below presents our AHP and REFCORP assessments for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
AHP and REFCORP Assessments	2010	2009	Percent Increase/ (Decrease)	2008	Percent Increase/ (Decrease)
(in thousands, except percentages)
AHP	$2,278	$—	—	$—	N/A
REFCORP	5,124	33	N/A	—	N/A
Total assessments	$7,402	$33	N/A	$—	N/A

Due to our overpayment of quarterly REFCORP assessments during 2008, and our 2010 assessments of $5.1 million, as of December 31, 2010, we are entitled to a refund of $14.6 million, which we have recorded in “other assets” on our statement of condition.
On February 28, 2011, the Seattle Bank entered into the JCE Agreement with each of the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a restricted retained earnings account to be established at each FHLBank. Under the JCE Agreement, each FHLBank will be required to build its restricted retained earnings account to an amount equal to 1% of its total consolidated obligations, based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments.
See “Part I. Item 1. Business—REFCORP and AHP” and Notes 15 and 16 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information on our assessments.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. The Seattle Bank bases its estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. We believe that the following accounting policies and estimates are most critical to the preparation of our financial statements and related disclosures.
Estimation of OTTI of Securities
For impaired debt securities, the Financial Accounting Standards Board's (FASB) OTTI accounting guidance requires an entity to assess whether: (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If neither condition is met, the entity performs cash flow analyses to determine if it expects to recover the entire amortized cost basis of the debt security.

In instances in which we determine that a credit loss exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into (a) the amount of the total impairment related to the credit loss, or the credit component, and (b) the amount of the total impairment related to all other factors, or non-credit component. The amount of the credit component is recognized in earnings. The amount of the non-credit component is recognized in AOCL. If there is no credit loss, any impairment is considered temporary.
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Credit losses related to previously OTTI securities where the carrying value is less than the fair value are reclassified out of AOCL and charged to earnings.
The difference between the amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security. Upon subsequent evaluation of a previously other-than-temporarily impaired debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis, as a change in estimate, if there is a significant increase in the security’s expected cash flows. For debt securities classified as HTM, the OTTI recognized in AOCL is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCL because the subsequent measurement basis for these securities is fair value. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.
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
In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 8 of "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of December 31, 2010, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 6% to 15% over the three-to-nine month period beginning October 1, 2010. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year.

The following table represents the impact to credit-related OTTI for the three months ended December 31, 2010 in the above detailed housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of December 31, 2010
	Actual Results - Base-Case HPI Scenario			Pro-Forma Results - Adverse HPI Scenario
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2010 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2010 OTTI Related to Credit Loss
(in thousands, except number of securities)
Prime*	—	$—	$—	1	$21,311	$—
Alt-A*	30	1,673,069	24,131	43	2,656,838	149,903
Total	30	$1,673,069	$24,131	44	$2,678,149	$149,903

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

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
We use prices from independent pricing services and, to a lesser extent, non-binding dealer quotes to determine the fair values of substantially all of our HTM and AFS securities, for disclosure and non-recurring fair value measurements. For MBS, in accordance with the FHLBank System common pricing methodology, we employ four independent pricing sources in our ongoing practice of comparing and analyzing prices among different pricing sources and comparable securities to ensure that the estimated market values for these securities are reasonable and internally consistent. We typically use a centered price from the available pricing sources as our best estimate of the market value for each MBS if there are no inconsistencies or anomalies observed in the pricing inputs. Market values are analyzed daily and any inconsistencies between pricing services or between instruments are reviewed with the pricing services to ensure the estimated market values are reasonable. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. We have gained an understanding of the information used by these third-party pricing sources to develop estimated market values.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments are indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques. These values are evaluated in relation to other securities and their related characteristics (e.g. underlying product, vintage, FICO scores, geographical concentration, etc.), other broker indications, pricing trends, and our independent knowledge of the security’s collateral characteristics (e.g. geographical concentration, delinquencies, foreclosures, and REO).
In June 2010, we enhanced our valuation technique for determining the fair value of certain of our derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, we valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. As a result of our implementation of this enhanced valuation technique, our net hedge ineffectiveness for the three months ended June 30, 2010 reflected an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which were effective as of December 31, 2010 and are expected to continue to remain effective prospectively. We will continue to monitor market conditions and their potential effects on our fair value measurements for derivatives.
See Note 19 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on the fair value measurement of our derivatives.
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
Accounting for derivatives under GAAP requires us to make certain judgments, assumptions, and estimates, including:

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
We have processes in place to ensure that new hedging strategies are fully researched and analyzed prior to approval and implementation. This analysis includes validation of the expected accounting treatment under GAAP, effectiveness testing methods, an initial evaluation of expected hedge effectiveness, valuation sources and methodologies, and operational procedures and controls. At the inception of each hedge transaction, we formally document the hedge relationship, including our risk management objective and hedge strategy, the hedging instrument and hedged item, and the methods we will use to assess and measure hedge effectiveness. We have also established processes to evaluate financial instruments, such as advances, debt instruments, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP.

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
Certain fair value hedge relationships meet, at inception, the strict criteria in GAAP for use of the short-cut method of accounting. Under the short-cut method, we assume (provided that an ongoing basis exists for concluding that the hedge relationship is expected to be highly effective) that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk, in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our statements of operations. In 2010, we discontinued the use of short-cut hedge accounting on new advance and consolidated obligations hedging transactions.
The long-haul method of accounting requires that we assess effectiveness on an ongoing basis over the life of the hedge. We perform effectiveness testing at least quarterly to ensure that the hedging instrument’s changes in fair value are offsetting the hedged item’s changes in fair value within the parameters set forth in GAAP. If, based on our effectiveness testing, a designated hedging relationship ceases to be highly effective during its life, we prospectively discontinue hedge accounting. When hedge accounting is discontinued, we cease recording fair value adjustments to the hedged item while continuing to record changes in the fair value of the derivative in current earnings. Previously recorded fair value hedge adjustments to the hedged item are amortized to earnings over its remaining life.
Changes in the fair value of derivatives that do not qualify at inception for hedge accounting under GAAP and are thus not designated as fair value hedges (e.g., economic hedges) are recorded in current earnings, on a freestanding basis.
Additional information concerning our hedging activities and related accounting is provided in Note 12 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition as of December 31, 2010 and 2009—Derivative Assets and Liabilities” in this report.
Amortization and Accretion of Mortgage-Related Premium and Discount
The following discussion excludes the accretion of interest income and AOCL related to other-than-temporarily impaired debt securities. See “—Estimation of OTTI of Securities” for related discussion.
When we purchase mortgage-related assets such as MBS or historically mortgage loans held for portfolio, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. We typically pay more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date, and amortize the new premium over the expected life of the security, resulting in a decrease in the mortgages' book yields. Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields.

The amount of premium or discount on mortgage-related assets amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or a MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
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
Advances
Our advances are collateralized by permissible collateral (as defined in federal statute and regulations) and the the Seattle Bank benefits from statutory preferences as a creditor that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default, and (2) the available collateral would have to deteriorate in value prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2010 and 2009, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances. Based on the foregoing, we determined that no provision for credit losses on advances was necessary as of December 31, 2010 or 2009.
Mortgage Loans
We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent losses, comparing the inherent losses to credit enhancements, and establishing general or specific reserves if necessary. We believe that we have adequate policies and procedures in place to effectively manage our mortgage loan credit risk effectively. We estimate loan losses based on our projection of loan losses inherent in the mortgage loan portfolio as of the statement of condition date. Any allowance for loan losses is reported as a separate line item in the statements of condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses, including consideration of credit enhancements.

Until 2006, we acquired both government-guaranteed and conventional fixed-rate mortgage loans under our MPP. Government-guaranteed mortgage loans are insured by the FHA and therefore, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans by: (1) having the related real estate as collateral, which effectively includes the borrower’s equity; (2) credit enhancements including PMI, if applicable; (3) the member’s LRA; and (4) until April 25, 2008, SMI (after the credit downgrade of our SMI provider, MGIC, we cancelled our policies). We are exploring alternatives to address its technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency. See Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements."
For conventional loans, PMI, if applicable, covers losses or exposure down to approximately a loan-to-value ratio between approximately 65% and 80% based upon the original appraisal and depending on original loan-to-value ratios, term, amount of PMI coverage, and characteristics of the loans. Once the borrower’s equity and PMI are exhausted, the participating member’s LRA provides credit loss coverage for conventional mortgage loans purchased until it is exhausted. We assume the credit exposure if the severity of losses were to exceed the LRA coverage.
Our review of credit enhancements (in addition to any PMI, if applicable) includes the LRA. The conventional loans are associated with specific master commitment contracts and their related LRA and are considered when we evaluate credit quality. Based on our analysis, as of December 31, 2010 and 2009, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses inherent in our mortgage loan portfolio, and we recorded an allowance for credit losses of $1.8 million and $626,000 related to our conventional mortgage loans held for portfolio. Losses in excess of the estimated liquidation value of collateral held, the PMI (if applicable), and the LRA would be recognized as credit losses for financial reporting purposes. The LRA is recorded in “other liabilities” in the statements of condition and totaled $12.3 million and $16.3 million as of December 31, 2010 and 2009.
Additional information concerning our allowance for credit losses is provided in Note 11 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Recently Issued and Adopted Accounting Guidance
See Note 3 in “Part I. Item 1. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The Seattle Bank is exposed to market risk, typically interest-rate risk, because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, at various interest rates and for varying periods.
Interest-rate risk is the risk that the total market value of our assets, liabilities, and derivatives will decline as a result of changes in interest rates or that net interest margin will be significantly affected by interest-rate changes. Interest-rate risk can result from a variety of factors, including repricing risk, yield-curve risk, basis risk, and option risk.

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

Through our market-risk management practices, we attempt to manage our net interest margin and market value over a wide variety of interest-rate environments. Our general approach to managing market risk is to maintain a portfolio of assets, liabilities, and derivatives that limits our exposure to adverse changes in our market value and in our net interest margin. We use derivatives to hedge market risk exposures and to lower our cost of funds. The derivatives that we employ comply with Finance Agency regulations and are not used for purposes of speculating on interest rates.
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
Effective duration of equity is the market value weighted-average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon whether the market value of a derivative position is positive or negative) the market value of our derivatives multiplied by their respective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.
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
Effective convexity of equity is the market value of assets multiplied by the effective convexity of assets minus the market value of liabilities multiplied by the effective convexity of liabilities, plus or minus the market value of derivatives (depending upon whether the market value of a derivative position is positive or negative) multiplied by the effective convexity of derivatives, with the net result divided by the market value of equity.
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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of December 31, 2010 and 2009.

	As of	As of
Primary Risk Measures	December 31, 2010	December 31, 2009
Effective duration of equity	1.25	0.28
Effective convexity of equity	(1.84)	0.77
Effective key-rate-duration-of-equity mismatch	1.50	1.80
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.08)%	(0.57)%
- 100 basis point shock scenario (in percentages)	(0.00)%	0.37%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of December 31, 2010, the increase in the effective duration of equity from that of December 31, 2009 primarily resulted from increases in duration contributions of our Alt-A-backed PLMBS portfolio and our consolidated obligations, partially offset by decreases in duration contributions of mortgage-related assets backed by prime collateral, including our mortgage loans held for portfolio and our advances (net of derivatives hedging advances).

The decrease in the effective convexity of equity as of December 31, 2010 from December 31, 2009 was primarily caused by the decreasing positive convexity of our callable consolidated obligations used to fund and hedge our mortgage portfolio and increases in the negative convexity of mortgage-related assets backed by prime collateral, including our mortgage loans held for portfolio.
Effective key-rate-duration-of-equity mismatch decreased as of December 31, 2010 from December 31, 2009, primarily due to the changes described above for our duration-related measures and to changes in the composition of our statements of condition.
The estimated changes of our market-value-of-equity sensitivity resulting from 100-basis point changes in interest rates between December 31, 2010 and 2009 were a result of changes in the composition of our statement of condition.
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
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of December 31, 2010 and 2009.  The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of December 31, 2010 and 2009.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	December 31, 2010	December 31, 2009	Limit
Effective duration of equity	(0.43)	0.45	+/-5.00
Effective convexity of equity	(2.29)	(0.40)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.86	1.26	+/-3.50
Market-value-of-equity sensitivity
+ 100 basis point shock scenario	(0.66)%	(0.87)%	+/-4.50%
- 100 basis point shock scenario	(1.12)%	0.11%	+/-4.50%
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of December 31, 2010 and 2009—Derivative Assets and Liabilities" for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Seattle Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
With the participation and under the supervision of the acting president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2010, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle
In our opinion, the accompanying statements of condition and the related statements of operations, of changes in capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 - Summary of Significant Accounting Policies, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers, LLP
Seattle, Washington
March 23, 2011

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION

	As of	As of
	December 31, 2010	December 31, 2009
(in thousands, except par value)
Assets
Cash and due from banks (Note 4)	$1,181	$731,430
Deposits with other Federal Home Loan Banks (FHLBanks)	9	32
Securities purchased under agreements to resell (Note 5)	4,750,000	3,500,000
Federal funds sold	6,569,152	10,051,000
Investment securities:
Available-for-sale (AFS) securities (Note 6)	12,717,669	976,870
Held-to-maturity (HTM) securities (fair values of $6,403,552 and $8,884,890 as of December 31, 2010 and 2009) (Note 7)	6,462,215	9,288,906
Total investment securities	19,179,884	10,265,776
Advances (Note 9)	13,355,442	22,257,026
Mortgage loans held for portfolio, net (includes $1,794 and $626 of allowance for credit losses as of December 31, 2010 and 2009) (Notes 10 and 11)	3,208,954	4,106,195
Accrued interest receivable	86,356	123,586
Premises, software, and equipment, net (includes $16,854 and $13,718 of accumulated depreciation and amortization as of December 31, 2010 and 2009)	15,514	14,836
Derivative assets, net (Note 12)	13,013	3,649
Other assets	28,465	40,953
Total Assets	$47,207,970	$51,094,483
Liabilities
Deposits (Note 13):
Interest-bearing	$502,787	$339,800
Total deposits	502,787	339,800
Consolidated obligations, net (Note 14):
Discount notes	11,596,307	18,501,642
Bonds	32,479,215	29,762,229
Total consolidated obligations, net	44,075,522	48,263,871
Mandatorily redeemable capital stock (Note 17)	1,021,887	946,527
Accrued interest payable	129,472	207,842
Affordable Housing Program (AHP) payable (Note 15)	5,042	8,628
Derivative liabilities, net (Note 12)	253,660	300,030
Other liabilities	36,961	34,037
Total liabilities	46,025,331	50,100,735
Commitments and contingencies (Note 21)
Capital (Note 17)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,497 and 17,171 shares as of December 31, 2010 and 2009	1,649,695	1,717,149
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,265 and 1,325 shares as of December 31, 2010 and 2009	126,454	132,518
Total capital stock	1,776,149	1,849,667
Retained earnings	73,396	52,897
Accumulated other comprehensive loss (AOCL) (Note 17)	(666,906)	(908,816)
Total capital	1,182,639	993,748
Total Liabilities and Capital	$47,207,970	$51,094,483

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
(in thousands)
Interest Income
Advances	$168,231	$413,012	$1,294,570
Prepayment fees on advances, net	22,302	8,437	22,001
Interest-bearing deposits	93	217	5
Securities purchased under agreements to resell	13,238	7,621	18,612
Federal funds sold	13,781	8,197	195,014
AFS securities	24,953	574	1
HTM securities	144,611	205,357	452,673
Mortgage loans held for portfolio	187,264	234,856	263,475
Loans to other FHLBanks	2	—	38
Total interest income	574,475	878,271	2,246,389
Interest Expense
Consolidated obligations - discount notes	22,483	67,891	501,419
Consolidated obligations - bonds	374,505	594,238	1,541,307
Deposits	267	921	21,136
Securities sold under agreements to repurchase	1	—	3,314
Mandatorily redeemable capital stock and other borrowings	—	1	624
Total interest expense	397,256	663,051	2,067,800
Net Interest Income	177,219	215,220	178,589
Less: Provision for credit losses	1,168	626	—
Net Interest Income after Provision for Credit Losses	176,051	214,594	178,589
Other (Loss) Income
Total other-than-temporary impairment (OTTI) loss (Note 8)	(207,857)	(1,349,825)	(304,243)
Net amount of OTTI loss reclassified to AOCL	101,660	1,038,643	—
Net OTTI loss recognized in income	(106,197)	(311,182)	(304,243)
Net realized gain from sale of HTM securities	259	1,370	1,374
Net gain (loss) on derivatives and hedging activities	31,030	(10,502)	4,225
Net realized loss on early extinguishment of consolidated obligations	(13,812)	(5,584)	(21,714)
Service fees	2,695	2,714	1,873
Other, net	4	3	(57)
Total other loss	(86,021)	(323,181)	(318,542)
Other Expense
Operating:
Compensation and benefits	29,509	28,666	25,577
Other operating	31,540	19,828	18,831
Federal Housing Finance Agency (Finance Agency)	2,761	2,069	2,003
Office of Finance	2,462	1,930	2,024
(Reversal) provision for derivative counterparty credit loss (Note 12)	(4,552)	—	10,430
Other, net	409	529	546
Total other expense	62,129	53,022	59,411
Income (Loss) before Assessments	27,901	(161,609)	(199,364)
Assessments
AHP (Note 15)	2,278	—	—
Resolution Funding Corporation (REFCORP) (Note 16)	5,124	33	—
Total assessments	7,402	33	—
Net Income (Loss)	$20,499	$(161,642)	$(199,364)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL

For the Years Ended December 31, 2010, 2009, and 2008	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)	AOCL	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2007	2,874	$287,449	21,411	$2,141,141	$148,723	$(1,420)	$2,575,893
Proceeds from sale of capital stock	6,102	610,179	4,032	403,201	—	—	1,013,380
Repurchase/redemption of capital stock	(6,159)	(615,899)	—	—	—	—	(615,899)
Net shares reclassified to mandatorily redeemable capital stock	(1,638)	(163,876)	(8,141)	(814,055)	—	—	(977,931)
Comprehensive loss:
Net loss	—	—	—	—	(199,364)	—	(199,364)
Pension benefits (Note 18)	—	—	—	—	—	(1,519)	(1,519)
Total comprehensive loss	—	—	—	—	—	—	(200,883)
Cash dividends on capital stock	—	—	—	—	(28,235)	—	(28,235)
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$(2,939)	$1,766,325
Proceeds from sale of capital stock	195	19,535	113	11,312	—	—	30,847
Net shares reclassified to mandatorily redeemable capital stock	(49)	(4,870)	(244)	(24,450)	—	—	(29,320)
Comprehensive (loss) income :
Net loss	—	—	—	—	(161,642)	—	(161,642)
Other comprehensive loss:
Non-credit portion of OTTI loss on AFS securities:
Non-credit portion, including losses transferred from HTM securities	—	—	—	—	—	(960,321)	(960,321)
Net unrealized gain on OTTI AFS securities	—	—	—	—	—	232,469	232,469
Reclassification of non-credit portion included in net loss	—	—	—	—	—	31,426	31,426
Total non-credit portion of OTTI loss on AFS securities	—	—	—	—	—	(696,426)	—
Non-credit portion of OTTI losses on HTM securities:
Cumulative effect of adjustment relating to amended OTTI guidance (Notes 1 and 8)	—	—	—	—	293,415	(293,415)	—
Net non-credit portion	—	—	—	—	—	(1,269,210)	(1,269,210)
Reclassification of non-credit portion included in net loss	—	—	—	—	—	199,141	199,141
Accretion of non-credit portion	—	—	—	—	—	193,871	193,871
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	—	—	960,321	960,321
Total non-credit portion of OTTI loss on HTM securities	—	—	—	—	—	(209,292)	—
Pension benefits (Note 18)	—	—	—	—	—	(159)	(159)
Total comprehensive loss	—	—	—	—	—	—	(774,104)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (CONTINUED)

For the Years Ended December 31, 2010, 2009, and 2008	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)	AOCL	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	18	1,842	—	—	1,842
Net shares reclassified to mandatorily redeemable capital stock	(60)	(6,064)	(692)	(69,296)	—	—	(75,360)
Comprehensive (loss) income:
Net income	—	—	—	—	20,499	—	20,499
Other comprehensive (loss) income:
Net unrealized loss on AFS securities	—	—	—	—	—	(5,470)	(5,470)
Non-credit portion of OTTI loss on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	—	—	(285,998)	(285,998)
Net unrealized gain on AFS securities	—	—	—	—	—	303,263	303,263
Reclassification of non-credit portion included in net income	—	—	—	—	—	89,138	89,138
Total non-credit portion of OTTI loss on AFS securities	—	—	—	—	—	106,403	—
Non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	—	—	(203,384)	(203,384)
Reclassification of non-credit portion of OTTI losses included in net loss	—	—	—	—	—	12,586	12,586
Accretion of non-credit portion	—	—	—	—	—	43,559	43,559
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	—	—	285,998	285,998
Total non-credit portion of OTTI loss on HTM securities	—	—	—	—	—	138,759	—
Pension benefits (Note 18)	—	—	—	—	—	2,218	2,218
Total comprehensive income	—	—	—	—	—	—	262,409
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$(666,906)	$1,182,639

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
(in thousands)
Operating Activities
Net income (loss)	$20,499	$(161,642)	$(199,364)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	(65,277)	(140,245)	(32,406)
Net OTTI loss recognized in income	106,197	311,182	304,243
Net change in net fair value adjustment on derivatives and hedging activities	53,325	(4,118)	365,544
Loss on early extinguishment of consolidated obligations	13,812	5,584	21,714
Gain on sale of HTM securities	(259)	(1,370)	(1,374)
Provision for credit losses	1,168	626	—
Other adjustments	2	15	83
Net change in:
Accrued interest receivable	37,218	117,538	71,277
Other assets	6,561	483	99
Accrued interest payable	(78,370)	(129,461)	(186,133)
Other liabilities	6,155	(10,637)	(29,309)
Total adjustments	80,532	149,597	513,738
Net cash provided by (used in) operating activities	101,031	(12,045)	314,374
Investing Activities
Net change in:
Interest-bearing deposits	(38,145)	22,006	(81,422)
Deposits with other FHLBanks	23	(32)	—
Securities purchased under agreements to resell	(1,250,000)	400,000	(3,900,000)
Federal funds sold	3,481,848	(7,730,700)	(769,300)
Premises, software and equipment	(3,434)	(4,212)	(4,491)
AFS securities:
Proceeds from long-term	550,609	32,947	1,940
Purchases of long-term	(11,601,894)	—	(1,940)
HTM securities:
Net increase (decrease) in short-term	1,636,039	(1,653,000)	(1,248,361)
Proceeds from maturities of long-term	2,015,376	2,179,830	3,082,226
Proceeds from sale of long-term	3,409	23,179	502,093
Purchases of long-term	(1,384,809)	(1,990,244)	(1,426,047)
Advances:
Proceeds	35,346,739	57,159,433	155,910,709
Made	(26,485,504)	(42,740,537)	(146,849,470)
Mortgage loans held for portfolio:
Principal collected	888,954	975,237	563,992
Net cash provided by investing activities	3,159,211	6,673,907	5,779,929

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2010	2009	2008
(in thousands)
Financing Activities
Net change in:
Deposits	$168,746	$(234,177)	$(415,489)
Net proceeds on derivative contracts with financing elements	83,368	—	—
Net proceeds from issuance of consolidated obligations:
Discount notes	981,031,091	996,786,930	1,132,223,046
Bonds	43,891,863	26,892,145	26,013,440
Payments for maturing and retiring consolidated obligations:
Discount notes	(987,882,601)	(994,035,561)	(1,131,309,414)
Bonds	(41,284,800)	(35,371,342)	(32,545,304)
Bonds transferred to other FHLBanks	—	—	(287,230)
Proceeds from issuance of capital stock	1,842	30,847	1,013,380
Payments for redemption of mandatorily redeemable capital stock	—	(669)	—
Payments for interest on mandatorily redeemable capital stock	—	—	(142,400)
Payments for repurchase/redemption of capital stock	—	—	(615,899)
Cash dividends paid	—	—	(28,235)
Net cash used in financing activities	(3,990,491)	(5,931,827)	(6,094,105)
Net (decrease) increase in cash and cash equivalents	(730,249)	730,035	198
Cash and cash equivalents at beginning of the period	731,430	1,395	1,197
Cash and cash equivalents at end of the period	$1,181	$731,430	$1,395

Supplemental Disclosures
Interest paid	$475,626	$792,512	$2,253,934
AHP payments, net	$5,864	$7,582	$6,815
REFCORP assessments paid	$—	$—	$24,363
Transfers of mortgage loans to real estate owned	$2,458	$2,523	$364
Non-cash transfers of HTM securities to AFS securities	$403,573	$778,893	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
NOTES TO FINANCIAL STATEMENTS

Background Information
These financial statements present the financial position and results of operations of the Federal Home Loan Bank of Seattle (Seattle Bank). The Seattle Bank, a federally chartered corporation, is one of 12 district FHLBanks created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development.
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. All members must purchase stock in the Seattle Bank. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock to support business transactions still carried on our statements of condition. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member. All holders of our capital stock may receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). Regulated financial depositories, insurance companies, and effective February 4, 2010, community development financial institutions (CDFIs), engaged in residential housing finance and located in the Seattle Bank's district are eligible to apply for membership. State and local housing authorities (housing associates) that meet certain statutory or regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and, as such, are not allowed to hold capital stock.
     The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the FHLBanks' Office of Finance (Office of Finance) through July 29, 2008. The Housing and Economic Recovery Act of 2008 (the Housing Act) established the Finance Agency, as the new independent federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008. The Finance Board was merged into the Finance Agency on October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency (sometimes referred to as the Director), any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing-mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.
The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.
The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members, to purchase short- and longer-term investments, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.

Note 1—Summary of Significant Accounting Policies

Basis of Presentation
Our accounting and financial reporting policies are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premium and accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.
We consider non-interest bearing cash and due from banks as cash and cash equivalents on our statements of cash flows.
We have evaluated subsequent events for potential recognition or disclosure through the filing date of this Annual Report on Form 10-K.
Significant Accounting Policies
Fair Value
The fair value amounts recorded on our statements of condition and presented in our note disclosures have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of December 31, 2010 and 2009. Although we use our best judgment in estimating the fair value of our financial instruments, there are inherent limitations in any valuation technique and therefore, the fair values presented may not be indicative of the amounts that would have been realized in market transactions as of the reporting dates. Note 19 details the estimated fair values of our financial instruments.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as collateralized financings.
Investment Securities
We classify investment securities as HTM or AFS at the date of acquisition. Purchases and sales of securities are recorded on a trade-date basis. We also include and record certain certificates of deposit that meet the definition of a security as HTM investments.
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at amortized cost, adjusted for periodic principal payments, amortization of premiums, accretion of discounts, and OTTI charges previously recognized in net income and AOCL.
Certain changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. During 2010 and 2009, we transferred certain of our OTTI private-label mortgage-backed securities (PLMBS) from HTM to AFS based on evidence of a decline in the issuers’ creditworthiness (see Note 6).

In addition, for the purpose of the classification of securities, sales of debt securities near enough to the maturity date (or call date if exercise of the call is probable) or occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the years ended December 31, 2010, 2009, and 2008, we realized $259,000, $1.4 million, and $1.4 million of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale.
We classify certain investments as AFS and carry them at fair value. We record changes in the fair value of these securities in AOCL as “net unrealized gain on AFS securities.” For AFS securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in other income as “net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investment in AOCL as “net unrealized loss on AFS securities.”
Premiums and Discounts
Except as discussed below with respect to amortization of OTTI non-credit losses, we amortize purchase premiums and accrete purchase discounts on mortgage-backed securities (MBS) using the retrospective level-yield method (the retrospective method) over the estimated cash flows of the securities. The retrospective method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on our other investments using a level-yield methodology to the contractual maturity of the securities. The amount of premium or discount on mortgage-related assets amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or a MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed.Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Gains and Losses on Sales of Securities
We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other (loss) income.
Investment Securities - OTTI
We evaluate our AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost basis. We consider an OTTI to have occurred on an impaired security under any of the following circumstances:

•	We intend to sell the impaired debt security;

•	If, based on available evidence, we believe that it is more likely than not that we will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	We do not expect to recover the entire amortized cost basis of the impaired debt security.
If either of the first two conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither of the first two conditions is met, we perform an analysis, including a cash flow test on our PLMBS, to determine if the third condition above exists.

Recognition of OTTI
In instances in which we determine that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into (1) the amount of the total impairment related to the credit loss (i.e., the credit component) and (2) the amount of the total impairment related to all other factors (i.e., the non-credit component). The amount of the total impairment related to credit loss is recognized in earnings. The total OTTI is presented in the statements of operations with an offset for the amount of the total OTTI that is recognized in AOCL.
Accounting for OTTI Recognized in AOCL
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI charges. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities where the carrying value is less than the fair value are reclassified out of AOCL (up to the amount in AOCL) and charged to earnings.
Subsequent increases and decreases (if not an OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCL. For debt securities classified as HTM, the OTTI recognized in AOCL is accreted to the carrying value of each security on a prospective basis based on the amount and timing of future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCL to the carrying value because the subsequent measurement basis for these securities is fair value.
Upon subsequent evaluation of a debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. Subsequent significant changes in estimated cash flows (which are re-evaluated on a quarterly basis) change the accretable yield on a prospective basis.
Accounting Treatment Prior to 2009
Prior to adoption of current GAAP on investment securities, in all cases, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. Losses were considered other than temporary if it was probable that we would not receive all of an security's contractual principal and interest. As part of this analysis, we assessed our intent and ability to hold our HTM securities until recovery of any unrealized losses. We early adopted the current GAAP effective January 1, 2009 and recognized the effects of adoption as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment as an increase to our retained earnings at January 1, 2009, with a corresponding adjustment to AOCL.
Advances
We report advances to members, former members, or housing associates at amortized cost, net of unearned commitment fees, discounts and premiums, including discounts on advances related to the AHP, and hedging adjustments, as discussed below. We amortize the premiums and accrete the discounts on advances and recognize unearned commitment fees and hedging adjustments to interest income using a level-yield methodology to contractual maturity of the advance. We record interest on advances to income as earned.

Advance Modifications
When we fund a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. We compare the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the cash flows or if we conclude that the difference between the advances is more than minor based on qualitative assessment of the modifications made to the advance's original contractual terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.
Prepayment Fees
We charge prepayment fees when a borrower prepays certain advances before the original maturity. We generally record prepayment fees net of fair value hedging basis adjustments as “prepayment fees on advances, net” in the interest income section of the statements of operations. If a new advance qualifies as a modification of an existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. This amortization is recorded in advance interest income.
If the new advance qualifies as a modification of the original hedged advance, the cumulative hedge adjustments and the prepayment fees on the original advance are included in the carrying amount of the modified advance and are amortized into advance interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to benchmark or full fair value, depending upon the risk being hedged, and subsequent fair value changes attributable to the hedged risk are recorded in other (loss) income.
Mortgage Loans Held for Portfolio
We classify mortgage loans that we have the intent and ability to hold to maturity or payoff as held for portfolio and, accordingly, report them net of unamortized premiums, unaccreted discounts, basis adjustments on mortgage loans initially classified as mortgage loan commitments, and allowance for credit losses.
Premiums and Discounts
We defer and amortize premiums and accrete discounts paid to and received from our participating members and basis adjustments to interest income, using the retrospective method. In determining prepayment estimates for the retrospective method of amortization, we aggregate the mortgage loans by similar characteristics (i.e., type, maturity, coupon rate, and acquisition date).
Credit Enhancements
Finance Agency regulations require that mortgage loans held in the FHLBanks' portfolios be credit enhanced so that each FHLBank's risk of loss is limited to the losses of an investor in an at least investment grade category. For conventional mortgage loans, participating financial institutions retain a portion of the credit loss on the mortgage loans sold to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. See Note 2 for information regarding the Seattle Bank's efforts to credit enhance its MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
Allowance for Credit Losses
An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment to provide for probable losses inherent in our various asset portfolios as of the statements of condition dates. To the extent necessary, an allowance for credit losses for credit exposures not recorded on the statement of condition is recorded as a liability. See Note 11 for details on each asset portfolio's allowance methodology.

Portfolio Segments
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) advances, letters of credit, and other extensions of credit to members, collectively referred to as “credit products,” (2) government-guaranteed or insured mortgage loans held for portfolio, (3) conventional mortgage loans held for portfolio, (4) securities purchased under agreements to resell, and (5) federal funds sold.
Classes of Financing Receivables
Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of portfolio segments identified above in "—Portfolio Segments" is needed as the credit risk arising from these financing receivables is assessed and measured at the portfolio segment level.
Impairment Methodology
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans noted below.
Nonaccrual Loans
We place a conventional mortgage loan on nonaccrual status if we determine that either (1) the collection of the principal or interest is doubtful or (2) interest or principal is 90 days or more past due, unless the mortgage loan is well-secured and in the process of collection. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement. If the collection of the remaining principal amount due is considered doubtful, then cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and we expect repayment of the remaining contractual interest and principal or (2) it otherwise becomes well secured and is in the process of collection.
Charge-Off Policy
We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events may include the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the fair value of the underlying collateral, less estimated selling costs, is less than the carrying amount of the loan after considering credit enhancements.
Real Estate Owned (REO)
REO includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at fair value less estimated selling costs. If the fair value of the REO (minus estimated selling costs) is less than our recorded investment at the time of transfer, a loss is recognized in the statement of operations to the extent that it is not offset by an allowance for credit losses or available funds in the lender risk account (LRA). Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of operations. REO is recorded in other assets in the statements of condition.

Derivatives
All derivatives are recognized on the statements of condition at their fair values and are reported as either derivative assets or liabilities, net of cash collateral and accrued interest from counterparties.
Derivative Designations
Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a non-qualifying hedge of an asset or liability for asset/liability management purposes (an economic hedge); or

•	a non-qualifying hedge of another derivative that is used to offset other derivatives with nonmember counterparties (an intermediary hedge).
Accounting for Qualifying Hedges
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Our approaches to hedge accounting include:

•
Long-haul hedge accounting - the application of “long-haul” hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods.

•
Shortcut hedge accounting - transactions that meet certain criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark rate exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

We typically execute derivatives at the same time as the applicable hedged advances, investments, or consolidated obligations, and we designate the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, we may designate the hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We record derivatives on the trade date and the associated hedged item on the settlement date, except for investment securities which are recorded at trade date. Hedge accounting begins on the trade date, at which time subsequent changes to the derivative’s fair value are recorded along with the changes in the fair value of the hedged item. On the settlement date, the adjustments to the hedged item’s carrying amount are combined with the proceeds and become part of its total carrying amount.
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
In 2010, we discontinued the use of the shortcut hedge accounting designation on new advance and consolidated obligation hedging relationships. We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2010, 2009, and 2008.

Accounting for Non-Qualifying Hedges
An economic hedge is a derivative used to hedge specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other (loss) income as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such standalone derivatives (derivatives not qualifying for hedge accounting) are reflected as cash flows from operating activities in the statements of cash flows, unless the derivative meets the criteria to be a financing derivative.
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts of the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives has not significantly affected our operating results. These amounts are recorded in other (loss) income as “net gain (loss) on derivatives and hedging activities.”
Accrued Interest Receivable and Payable
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedging instruments are recognized as adjustments to the income or expense of the designated underlying advances, investments, consolidated obligations, or other financial instruments. The differentials between interest receivables and payables on derivatives in economic and intermediary hedges are recognized in other (loss) income as “net gain (loss) on derivatives and hedging activities.”
Discontinuance of Hedge Accounting
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

Embedded Derivatives
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including floating to fixed convertible advances and step-up or range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument.
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
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2010 and 2009, we had $13.7 million and $12.0 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $1.9 million, $1.5 million, and $991,000 for the years ended December 31, 2010, 2009, and 2008.
Depreciation and Amortization and Accumulated Depreciation and Amortization
Our accumulated depreciation and amortization related to premises, software, and equipment was $16.9 million and $13.7 million as of December 31, 2010 and 2009. Depreciation and amortization expense for premises, software, and equipment was $3.2 million, $2.9 million, and $2.6 million for the years ended December 31, 2010, 2009, and 2008. We recorded no net realized gain (loss) on disposal of premises, software, and equipment for the year ended December 31, 2010, and recorded $2,000 and $(132,000) for the years ended December 31, 2009 and 2008.
Consolidated Obligations
We record our consolidated obligations at amortized cost.
Discounts and Premiums on Consolidated Obligations
We accrete the discounts on consolidated obligation discount notes to interest expense using a level-yield methodology over the term of the related notes. We accrete/amortize the discounts, premiums, and hedging basis adjustments on consolidated obligation bonds to interest expense using a level-yield methodology over the related bonds' terms to maturity.

Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued we assume. Concessions paid on consolidated obligations bonds are deferred and amortized, using a level-yield methodology, over the terms to maturity of the related consolidated obligation bonds. We amortize the concessions on consolidated obligation discount notes using a level-yield methodology over the term of the related notes. Unamortized concessions are included in “other assets” on the statements of condition and the amortization of such concessions is included in consolidated obligation interest expense.
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
Reclassifications are recorded at fair value. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reflected as interest expense in the statements of operations. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow on the statements of cash flows.
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
Assessments
AHP
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We charge the required funding for the AHP to earnings and establish a liability. We generally make AHP subsidies available to our members directly. We may also issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the interest-rate on comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 15 for more information.

REFCORP
Although exempt from ordinary federal, state, and local taxation except for local real estate tax, we are required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 16 for more information.

Note 2—Regulatory Matters
Our financial statements and related notes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The global financial crisis that began in 2007 and the subsequent economic recession affected all sectors of the U.S economy, and the Seattle Bank was significantly impacted in a number of ways that negatively affected our business. Although our advance balance increased to a high of $46.3 billion in September 2008, we also lost two of our largest members in late 2008 and mid-2009 (one accounting for 34.0% of our outstanding advances as of September 30, 2008) and an additional 29 members in 2009 and 2010 due to merger, acquisition, or closure by the FDIC or NCUA, significantly impacting outstanding advances and future advance demand. This pattern of record advance levels in the second half of 2008 followed by significant declines in advance volumes and member consolidation or closure during 2009 and 2010 was generally seen across the FHLBank System; however, due to, among other things, the loss of our largest borrower, we were particularly negatively impacted.
The U.S. mortgage market has experienced considerable deterioration over the past several years, with delinquency and foreclosure rates on mortgage loans significantly increasing nationwide. Ongoing pressure on housing prices primarily due to large inventories of unsold properties and the impact of current and forecasted borrower defaults and mortgage foreclosures has continued to negatively impact the credit quality of many PLMBS, which has contributed to recognition of additional OTTI charges by a number of financial institutions during 2008, 2009, and 2010, including the Seattle Bank. In addition, during this same time, the NRSROs have downgraded a significant number of PLMBS, including some investments we own (and subordinate tranches of securities where we own a senior tranche), which has further adversely impacted the market values of these securities.
These developments adversely affected our earnings and other financial metrics, and in August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. For a further information on the PCA regulation and the Seattle Bank's capital classification, see Note 17.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent with the Finance Agency, relating to a Consent Order effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for asset composition, capital management, and other operational and risk management improvements, and we have agreed to address, among other things:

•
Risk Management and Asset Improvement - We may not resume purchasing mortgage loans under our MPP, a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide SMI on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

•
Capital Adequacy and Retained Earnings - We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with a capital restoration plan approved by the Finance Agency and prior written approval of the Finance Agency.

•	Remediation of Examination Findings - We will remediate the findings of the Finance Agency's 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•	Information Technology - We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

•
Senior Management and Compensation Practices - We will not take personnel action regarding compensation, including incentive-based compensation awards, or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

In addition to taking the specified actions within the timeframes noted in the Consent Order and the milestones and timelines we develop as components of our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives, the Consent Arrangement also provides for a Stabilization Period commencing on the date of the Consent Order and continuing through the filing of our second quarter 2011 Quarterly Report on Form 10-Q with the SEC. The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to:

•
Retained Earnings - Retained earnings represent accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses. While OTTI credit losses sustained during 2008 and 2009 contributed to the erosion of retained earnings, the reduced level of OTTI credit losses during 2010 as compared to 2009 contributed to an increase in retained earnings to $73.4 million as of December 31, 2010, from $52.9 million at the end of 2009.

•
Accumulated Other Comprehensive Loss - AOCL primarily represents accumulated unrealized losses of the Seattle Bank's PLMBS classified as other-than-temporarily impaired. While data measuring the recovery for the economic recession that persisted throughout much of 2008 and 2009 has been mixed, the U.S. financial markets generally improved during 2010 resulting in an improvement in the market value of our AFS PLMBS investments during 2010. As of December 31, 2010, AOCL decreased to $666.9 million from $908.8 million at the end of 2009.

•
MVE to PVCS Ratio - This ratio compares the market value of our assets minus the market value of liabilities to the par value of capital stock (including mandatorily redeemable capital stock). While data measuring the recovery from the economic recession that persisted throughout much of 2008 and 2009 has been mixed, the U.S. financial markets generally improved during 2010 resulting in an improvement in the market value of our net assets in 2010, including our AFS PLMBS investments. As of December 31, 2010, the MVE to PVCS ratio increased to 75.7%, compared to 52.6% at the end of 2009.

As of December 31, 2010, we have met the minimum financial metrics pursuant to the Consent Arrangement throughout the Stabilization Period to date.

We believe that the Consent Arrangement provides us with a clear path to more normal operations and to enhance the safety and soundness of our operations, policies, and practices. We are fully committed to addressing the requirements of the Consent Arrangement and achieving the following goals:

•	Addressing the requirements of the Consent Arrangement;

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our MVE and PVCS.
In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating, with the Finance Agency so that actions taken and improvements proposed are aligned with the Finance Agency's expectations. However, there is a risk that implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and net income, further affecting our financial condition and results of operations. The plans that we are developing in conjunction with the Consent Arrangement include, among others:

•
Development of strategies acceptable to the Finance Agency to effectively manage our PLMBS portfolio to mitigate risks associated with the credit quality of the portfolio, including metrics, measures, and processes to guide decision making around the implementation of the strategies. Further material deterioration in the credit quality of our PLMBS could result in our implementation of one or more of the strategies, which could adversely impact our financial condition and results of operations.

•
Development of a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. During 2009 and 2010, many of our our members reduced their asset levels, while experiencing high levels of retail customer deposits and low loan demand. We believe these conditions will make near-term advance growth challenging and as a result, we would expect that our investment portfolio will decrease as we strive to achieve our desired target ratio, resulting in, among other things, a decrease in the amount of assets the bank may be able to hold and, depending upon our asset mix, a potential decrease in net income of the Seattle Bank.

•
We are reviewing our advance pricing policies and may revise them as part of our implementation of the Consent Arrangement and applicable regulatory compliance requirements. Changes to our advance pricing policies that increase some or all of our members' costs of borrowing could negatively impact our advance balances and net income should our members use alternative sources of wholesale funding rather than utilizing our advance products.

•
We are exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency. Depending upon the alternatives, the cost to credit enhance our MPP conventional mortgage portfolio could have an adverse impact on our net income over the next few years as the portfolio balance remains significant.

•
We have engaged an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management polices and practices in a manner acceptable to the Finance Agency. For example, in October 2010, we modified some of our collateral management practices to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on our members on the physical possession collateral arrangement.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Further, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency to enable us to meet minimum financial metrics by the end of the Stabilization Period and maintain them at each quarter-end thereafter and otherwise meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans or meet such requirements could result in additional actions under the PCA provisions or imposition of additional standards or conditions by the Finance Agency, which could have a material adverse consequence to our business, including our financial condition and results of operations.

Note 3. Recently Adopted and Issued Accounting Guidance
Adopted in 2010
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for receivables that requires enhanced, disaggregated disclosures about the credit quality of financing receivables and the allowance for credit losses. In addition, the amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (1) the nature of credit risk inherent in financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. Our adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows. See Notes 1 and 11.
Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued amended guidance related to the disclosure of fair value measurements. The amended guidance requires a reporting entity to disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, this guidance requires new disclosures, on a gross basis, relating to purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3), and clarifies existing disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance became effective on January 1, 2010, except for the new Level 3 fair value measurement disclosure requirements, which became effective on January 1, 2011. We adopted this guidance as of January 1, 2010, except for the new Level 3 disclosure requirements, which we adopted as of January 1, 2011. Adoption of the 2010 guidance resulted in (and adoption of the 2011 guidance is expected to result in) increased financial statement disclosures (see Note 19), but did not (and is not expected to) affect our financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities
In June 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. Under the new guidance, an entity must consolidate a VIE if it determines it is the primary beneficiary of that VIE. An entity qualitatively assesses whether it is the primary beneficiary of a VIE based on whether it (1) has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) has the obligation to absorb losses or receive benefits from the VIE that could be significant to the VIE. The guidance also requires enhanced disclosures about how an entity's involvement with a VIE affects its financial statements and its exposure to risks. Our involvement with VIEs may include, but is not limited to, investments in senior interests in PLMBS. This new accounting guidance became effective for the Seattle Bank on January 1, 2010. We evaluated our investments in VIEs and determined that consolidation was not required since we were not the primary beneficiary of any VIE. Our evaluation as of January 1, 2010 and at each subsequent quarter end included reconsideration of our previous consolidation conclusions with respect to VIEs, particularly our investments in PLMBS where subordinate tranches have been adversely affected by credit losses. Although adoption of this guidance had no impact on our financial condition, results of operations, or cash flows, we are required under the guidance to continually evaluate whether we have become the primary beneficiary of a VIE.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued guidance relating to the accounting for transfers of financial assets, which eliminates the concept of a qualifying special-purpose entity, introduces the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred, changes the requirements for de-recognizing financial assets, and requires additional disclosures to provide greater transparency about transfers of financial assets, including securitization transactions and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance became effective on January 1, 2010 for the Seattle Bank. Our adoption of this guidance did not impact our financial condition, results of operations, or cash flows.
Adopted in 2009
Recognition and Presentation of OTTI
In April 2009, the FASB issued guidance amending GAAP for debt securities regarding OTTI. The guidance clarifies the interaction of the factors to be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the OTTI on debt securities in the financial statements. In addition, the guidance expands and increases the frequency of existing disclosures about OTTI and requires new disclosures concerning the significant inputs used in determining a credit loss, as well as a rollforward of credit losses each period. We early adopted this guidance as of January 1, 2009 and recognized the effects of application as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million favorable cumulative effect adjustment to our accumulated deficit as of January 1, 2009, with a corresponding adjustment to AOCL.

Note 4—Cash and Due from Banks
We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $169,000 and $205,000 for the years ended December 31, 2010 and 2009. In addition, we maintained average required balances with the Federal Reserve Bank of San Francisco of $1.0 million for each of the years ended December 31, 2010 and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Note 5—Securities Purchased Under Agreements to Resell
We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets in the statements of condition. Our third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) remit to us an equivalent amount of cash or (2) place an equivalent amount of additional securities with our safekeeping agent, or the dollar value of the resale agreement will be decreased accordingly. As of December 31, 2010 and 2009, we held $4.8 billion and $3.5 billion of overnight securities purchased under agreements to resell.

Note 6—Available-for-Sale Securities
Major Security Types
 The following tables summarize our AFS securities as of December 31, 2010 and 2009.

	As of December 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (3)	$4,854,017	$—	$1,956	$(6,137)	$4,849,836
Temporary Liquidity Guarantee Program (TLGP) securities (4)	6,390,998	—	9,057	(1,277)	6,398,778
Residential PLMBS	2,059,078	(1,125,755)	535,732	—	1,469,055
Total	$13,304,093	$(1,125,755)	$546,745	$(7,414)	$12,717,669

	As of December 31, 2009
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Residential PLMBS	$1,673,296	$(928,895)	$232,469	$—	$976,870
Total	$1,673,296	$(928,895)	$232,469	$—	$976,870

(1)
Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings. The amortized cost basis of our GSE obligations and TLGP securities excludes favorable basis adjustments of $9.1 million related to fair value hedges as of December 31, 2010.

(2)	See Note 17 for a reconciliation of the AOCL related to AFS securities as of December 31, 2010 and 2009.
(3)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).
(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes net accretable discounts of $423.2 million and $314.6 million as of December 31, 2010 and 2009. See Note 17 for a tabular presentation of AOCL on AFS securities for the years ended December 31, 2010 and 2009.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's total assets. In the event that our advance balance does not materially increase, we expect that our investments balance will decrease over time.

During 2009 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses.
The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during 2009 and 2010. The amounts below represent the values as of the referenced transfer dates.

	2010				2009
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred on:
March 31	$136,506	$(59,179)	$—	$77,327	$—	$—	$—	$—
June 30	212,042	(96,099)	4,742	120,685	—	—	—	—
September 30	199,208	(72,500)	9,405	136,113	1,248,485	(692,000)	108,243	664,728
December 31	141,816	(58,220)	6,676	90,272	490,728	(268,321)	68,216	290,623
Total	$689,572	$(285,998)	$20,823	$424,397	$1,739,213	$(960,321)	$176,459	$955,351

As of December 31, 2010 and 2009, we held $3.0 billion and $454.5 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 20 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009. The total unrealized losses in the tables below will not agree to the total gross unrealized losses included in the "Major Security Types" tables above. The total unrealized losses below include non-credit OTTI losses recorded in AOCL and subsequent unrealized changes in fair value related to other-than-temporarily impaired securities.

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$2,833,502	$(6,137)	$—	$—	$2,833,502	$(6,137)
TLGP securities	3,139,712	(1,277)	—	—	3,139,712	(1,277)
Residential PLMBS	—	—	1,469,055	(590,023)	1,469,055	(590,023)
Total	$5,973,214	$(7,414)	$1,469,055	$(590,023)	$7,442,269	$(597,437)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Residential PLMBS	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)
Total	$—	$—	$976,870	$(696,426)	$976,870	$(696,426)

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of December 31, 2010 and 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2010		As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$1,110,100	$1,109,843	$—	$—
Due after one year through five years	9,970,048	9,975,331	—	—
Due after five year through 10 years	127,813	126,505	—	—
Due after 10 years	37,054	36,935	—	—
Subtotal	11,245,015	11,248,614	—	—
MBS	2,059,078	1,469,055	1,673,296	976,870
Total	$13,304,093	$12,717,669	$1,673,296	$976,870

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of December 31, 2010 and 2009.

	As of	As of
AFS Securities by Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
(in thousands)
Amortized cost of AFS securities other than MBS:
Fixed	$4,529,563	$—
Variable	6,715,452	—
Subtotal	11,245,015	—
Amortized cost of AFS MBS:
Variable	2,059,078	1,673,296
Subtotal	2,059,078	1,673,296
Total	$13,304,093	$1,673,296

As of December 31, 2010, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $9.1 million related to fair value hedges. We did not hedge any AFS securities as of December 31, 2009. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of December 31, 2010, 81.2% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable rate. We had no AFS investments hedged as of December 31, 2009.
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 8.

Note 7—Held-to-Maturity Securities
 Major Security Types
 The following tables summarize our HTM securities as of December 31, 2010 and 2009.

	As of December 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,267,000	$—	$1,267,000	$13	$—	$1,267,013
Other U.S. agency obligations (5)	38,169	—	38,169	453	(9)	38,613
GSE obligations (6)	389,255	—	389,255	39,298	—	428,553
State or local housing agency obligations	3,590	—	3,590	—	—	3,590
Subtotal	1,698,014	—	1,698,014	39,764	(9)	1,737,769
Residential MBS:
Other U.S. agency (5)	182,211	—	182,211	277	(40)	182,448
GSEs (6)	3,312,555	—	3,312,555	41,079	(1,203)	3,352,431
PLMBS	1,339,968	(70,533)	1,269,435	6,481	(145,012)	1,130,904
Subtotal	4,834,734	(70,533)	4,764,201	47,837	(146,255)	4,665,783
Total	$6,532,748	$(70,533)	$6,462,215	$87,601	$(146,264)	$6,403,552

	As of December 31, 2009
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$2,903,000	$—	$2,903,000	$73	$—	$2,903,073
Other U.S. agency obligations (5)	51,684	—	51,684	835	(2)	52,517
GSE obligations (6)	593,380	—	593,380	48,096	—	641,476
State or local housing agency obligations	4,130	—	4,130	—	—	4,130
Subtotal	3,552,194	—	3,552,194	49,004	(2)	3,601,196
Residential MBS:
Other U.S. agency (5)	4,229	—	4,229	91	—	4,320
GSEs (6)	3,198,679	—	3,198,679	35,587	(3,981)	3,230,285
PLMBS	2,743,096	(209,292)	2,533,804	7,083	(491,798)	2,049,089
Subtotal	5,946,004	(209,292)	5,736,712	42,761	(495,779)	5,283,694
Total	$9,498,198	$(209,292)	$9,288,906	$91,765	$(495,781)	$8,884,890

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 17 for a reconciliation of the AOCL related to HTM securities as of December 31, 2010 and 2009.
(3)	Represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) and Small Business Association (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our MBS investments classified as HTM with no OTTI losses included purchase discounts of $20.0 million and purchase premiums of $1.4 million as of December 31, 2010 and purchase discounts of $34.9 million and purchase premiums of $2.2 million as of December 31, 2009. The amortized cost of our MBS classified as HTM with OTTI losses included net accretable discounts of $1.3 million and $7.1 million as of December 31, 2010 and 2009.
During 2009 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 6).
As of December 31, 2010 and 2009, we held $384.3 million and $846.0 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 20 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,350	$(8)	$333	$(1)	$1,683	$(9)
Subtotal	1,350	(8)	333	(1)	1,683	(9)
Residential MBS:
Other U.S. agency	56,804	(40)	—	—	56,804	(40)
GSEs	664,417	(1,203)	—	—	664,417	(1,203)
Temporarily impaired PLMBS	39,375	(196)	574,924	(144,816)	614,299	(145,012)
Other-than-temporarily impaired PLMBS	—	—	96,805	(70,533)	96,805	(70,533)
Subtotal	760,596	(1,439)	671,729	(215,349)	1,432,325	(216,788)
Total	$761,946	$(1,447)	$672,062	$(215,350)	$1,434,008	$(216,797)

	As of December 31, 2009
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$219	$—	$370	$(2)	$589	$(2)
Subtotal	219	—	370	(2)	589	(2)
Residential MBS:
Other U.S. agency	5	—	—	—	5	—
GSEs	1,053,968	(2,436)	161,728	(1,545)	1,215,696	(3,981)
Temporarily impaired PLMBS	48,550	(779)	1,574,190	(490,788)	1,622,740	(491,567)
Other-than-temporarily impaired PLMBS	—	—	289,781	(209,523)	289,781	(209,523)
Subtotal	1,102,523	(3,215)	2,025,699	(701,856)	3,128,222	(705,071)
Total	$1,102,742	$(3,215)	$2,026,069	$(701,858)	$3,128,811	$(705,073)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of December 31, 2010 and 2009 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2010			As of December 31, 2009
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$1,276,107	$1,276,107	$1,276,242	$3,110,275	$3,110,275	$3,113,427
Due after one year through five years	389,255	389,255	428,554	405,104	405,104	450,565
Due after five years through 10 years	11,722	11,722	11,821	13,221	13,221	13,364
Due after 10 years	20,930	20,930	21,152	23,594	23,594	23,840
Subtotal	1,698,014	1,698,014	1,737,769	3,552,194	3,552,194	3,601,196
MBS	4,834,734	4,764,201	4,665,783	5,946,004	5,736,712	5,283,694
Total	$6,532,748	$6,462,215	$6,403,552	$9,498,198	$9,288,906	$8,884,890

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of December 31, 2010 and 2009.

	As of	As of
HTM Securities by Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$1,665,362	$3,515,379
Variable-rate	32,652	36,815
Subtotal	1,698,014	3,552,194
Amortized cost of HTM MBS:
Fixed-rate	927,307	1,633,608
Variable-rate	3,907,427	4,312,396
Subtotal	4,834,734	5,946,004
Total	$6,532,748	$9,498,198

Realized Gains and Losses on Sales and Calls of HTM Securities
During the years ended December 31, 2010, 2009, and 2008, we realized $259,000, $1.4 million, and $1.4 million of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale. Such sales are considered maturities for the purposes of security classification.

Credit Risk
 A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities is included in Note 8.

Note 8—Investment Credit Risk and Assessment for OTTI
Credit Risk
Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime, Alt-A, and subprime MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, or losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more forms of credit protection, including subordination, excess spread, and over-collateralization.
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such investment security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.
PLMBS
 Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks enhanced their overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of their cash flow analyses for the majority of these securities. As part of the our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBank's system-wide process. We performed OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions. Three of our PLMBS could not be analyzed using the standard process. These securities (with a total unpaid principal balance of $10.4 million as of December 31, 2010) lacked the loan-level collateral data necessary to apply the FHLBanks' common platform and were assessed using a proxy for the missing loan-level data results.
Our evaluation includes estimating the cash flows that we are likely to collect, taking into account loan-level characteristics and structure of the applicable security and certain modeling assumptions to determine whether we will recover the entire amortized cost basis of the security, such as:
•the remaining payment terms for the security
•prepayment speeds
•default rates
•loss severity on the collateral supporting the PLMBS
•expected housing price changes
•interest-rate assumptions

In performing a detailed cash flow analysis, we identify the most reasonable estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a spread-adjusted forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.
At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The housing price forecast assumed CBSA current-to-trough home price declines ranging from 1.0% to 10.0% over the next three to nine months beginning October 1, 2010; thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.
 We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined, based on the model approach described above, reflects a most reasonable estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.
 In accordance with Finance Agency guidance, we have engaged the FHLBank of Indianapolis to perform the cash flow analyses for our applicable PLMBS, utilizing the key modeling assumptions approved by the FHLBanks. In addition, the FHLBank of San Francisco has provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and have fair values below amortized cost. We based our OTTI evaluations on these approved assumptions and the cash flow analyses provided by the FHLBanks of Indianapolis and San Francisco. In addition, we independently verified the cash flows modeled by the FHLBanks of Indianapolis and San Francisco, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks.
We recorded additional OTTI credit losses in the fourth quarter of 2010 on 30 securities identified as OTTI in prior reporting periods. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
	2010			2009			2008 *
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI in the period noted	$11,789	$185,750	$197,539	$203,511	$1,067,656	$1,271,167	$304,243
PLMBS identified with OTTI in prior periods	94,408	(84,090)	10,318	107,671	(29,013)	78,658	—
Total	$106,197	$101,660	$207,857	$311,182	$1,038,643	$1,349,825	$304,243

*
Prior to January 1, 2009, all OTTI losses were recognized through earnings. On January 1, 2009, the Seattle Bank implemented the new accounting guidance related to OTTI loss recognition and reclassified $293.4 million from accumulated deficit to AOCL.

Credit-related OTTI charges are recorded in current-period earnings on the statement of operations, and non-credit losses are recorded on the statement of condition within AOCL. Certain of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain OTTI HTM securities to AFS securities, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $241.9 million for the year ended December 31, 2010 and increased by $905.9 million for the year ended December 31, 2009. See Note 17 for a tabular presentation of AOCL for the years ended December 31, 2010 and 2009.
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2010, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss for the Year Ended December 31, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime
2008	8.8	5.9-9.4	28.4	24.3-46.0	38.1	38.0-38.7	24.7	20.8-41.5
2005	7.6	7.5-8.4	20.7	7.4-23.0	34.1	24.8-35.8	20.3	11.8-21.8
2004 and prior	16.8	4.1-44.2	1.8	0-25.3	20.7	0-54.5	9.2	2.7-47.3
Total prime	15.1	4.1-44.2	6.7	0-46.0	23.9	0-54.5	12.1	2.7-47.3
Alt-A:
2008	9.8	7.6-11.7	55.4	49.9-63.0	43.0	41.8-48.0	36.2	26.4-40.7
2007	7.4	4.1-14.4	77.3	34.3-89.6	54.3	47.4-61.5	34.3	3.9-44.7
2006	5.4	3.4-6.6	85.3	75.8-90.8	54.0	45.8-63.4	40.8	26.7-58.3
2005	8.9	5.8-12.5	62.8	38.2-79.9	43.0	31.6-54.4	35.3	0-54.4
2004 and prior	14.4	13.1-19.7	13.4	0.3-30.1	28.1	19.1-33.0	16.7	9.7-28.3
Total Alt-A	7.3	3.4-19.7	75.1	0.3-90.8	51.7	19.1-63.4	36.4	0-58.3
Total PLMBS	9.0	3.4-44.2	60.3	0-90.8	45.7	0-63.4	31.1	0-58.3

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2010, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss for the Year Ended December 31, 2010
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Alt-A:
2008	8.9	7.6-10.3	57.3	49.9-63.0	43.1	41.8-48.0	36.0	26.4-40.7
2007	7.2	4.1-14.4	77.8	34.3-89.6	54.5	47.4-61.5	33.9	3.9-44.7
2006	5.3	3.4-6.6	85.4	75.8-90.8	54.2	45.8-63.4	40.1	26.7-46.8
2005	8.2	6.3-12.5	68.0	38.9-79.9	46.0	31.6-54.4	30.6	0-48.4
Total	6.9	3.4-14.4	77.5	34.3-90.8	52.8	31.6-63.4	35.9	0-48.4

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

The following table summarizes key information as of December 31, 2010 for the PLMBS on which we have recorded OTTI charges during 2010.

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2010	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$136,591	$136,499	$77,602	$78,022	$269,612	$257,863	$165,289
Total	$136,591	$136,499	$77,602	$78,022	$269,612	$257,863	$165,289

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes key information as of December 31, 2010 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2010).

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.
The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
Credit Loss Component of OTTI	2010	2009
(in thousands)
Balance, beginning of year	$319,113	$8,693	(1)
Additions:
Credit losses on securities on which OTTI was not previously recognized	11,789	203,511
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized(2)	94,408	107,671
Total additional credit losses recognized in period noted	106,197	311,182
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(1,237)	(762)
Balance, end of year	$424,073	$319,113

(1)
We adopted new OTTI guidance from the FASB, effective January 1, 2009, and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our accumulated deficit as of January 1, 2009, with a corresponding adjustment to AOCL. This amount represents credit losses remaining in retained earnings related to the adoption of this guidance.

(2)	Relates to securities that were also previously determined to be OTTI prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result we do not consider any of the following investments to be other-than-temporarily impaired as of December 31, 2010:

•
State and local housing agency obligations - We invest in state or local government bonds. We determined that, as of December 31, 2010, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments - For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2010, all of these gross unrealized losses are temporary.

Note 9—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.22% to 8.22% as of December 31, 2010 and from 0.11% to 8.22% as of December 31, 2009. Interest rates on our AHP advances were 5.00% as of December 31, 2010 and ranged from 2.80% to 5.99% as of December 31, 2009.
The following table summarizes our advances outstanding as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,993,789	1.25	$12,268,149	1.75
Due after one year through two years	3,027,371	1.75	2,893,358	2.67
Due after two years through three years	1,218,938	2.86	1,850,076	3.03
Due after three years through four years	308,891	3.50	1,395,149	3.11
Due after four years through five years	962,363	3.58	293,629	3.73
Thereafter	2,476,850	4.33	3,177,515	4.35
Total par value	12,988,202	2.33	21,877,876	2.47
Commitment fees	(573)		(650)
Discount on AHP advances	(9)		(70)
Net premium (discount) on advances *	23,120		(5,840)
Hedging adjustments	344,702		385,710
Total	$13,355,442		$22,257,026

*	Net premium (discount) on advances includes net deferred prepayment fees on prepaid advances accounted for as modified advances.

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may only be prepaid by paying a prepayment fee (which may be zero) that is intended to make us economically indifferent to a borrower's decision to prepay an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $3.2 billion and $4.3 billion as of December 31, 2010 and 2009.

Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation (see Note 1 for additional information). We had variable-to-fixed interest-rate advances outstanding of $175.0 million and $370.0 million as of December 31, 2010 and 2009.
As of December 31, 2010 and 2009, we had no callable advances outstanding. The following table summarizes our advances by next put/convert date as of December 31, 2010 and 2009.

	As of	As of
Advances by Next Put/Convert Date	December 31, 2010	December 31, 2009
(in thousands)
Due in one year or less	$7,214,305	$15,078,543
Due after one year through two years	2,971,871	3,157,979
Due after two years through three years	1,426,438	1,473,076
Due after three years through four years	268,891	1,522,649
Due after four years through five years	390,863	243,629
Thereafter	715,834	402,000
Total par value	$12,988,202	$21,877,876

The following table summarizes our advances by interest-rate payment terms as of December 31, 2010 and 2009.

	As of	As of
Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
(in thousands)
Fixed:
Due in one year or less	$4,270,407	$11,197,393
Due after one year	6,783,078	8,059,991
Total fixed-rate	11,053,485	19,257,384
Variable:
Due in one year or less	723,382	1,070,756
Due after one year	1,211,335	1,549,736
Total variable	1,934,717	2,620,492
Total par value	$12,988,202	$21,877,876

As of December 31, 2010 and 2009, 76.4% and 80.5% of our fixed interest-rate advances were swapped to a variable rate.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2010, our top five borrowers held 59.8% of the par value of our outstanding advances, with the top two borrowers holding 45.8% (Bank of America Oregon, N.A. with 31.6% and Washington Federal Savings & Loan Association with 14.2% ) and the other three borrowers each holding less than 10%. As of December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 27 months. As of December 31, 2009, the top five borrowers held 61.2% of the par value of our outstanding advances, with one borrower holding 31.4% (Bank of America Oregon, N.A.) and the other four borrowers each holding less than 10%. As of December 31, 2009, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 20 months.

We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 20 for additional information on borrowers holding 10% or more of our outstanding capital stock.
We lend to financial institutions engaged in housing finance within our district pursuant to Federal statutes, including the FHLBank Act, which requires us to hold, or have access to, sufficient collateral to secure our advances. We have policies and procedures in place to manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us.
We do not expect to incur any credit losses on our advances. We have not provided any allowances for losses on advances because we believe it is probable that we will be able to collect all amounts due in accordance with the contractual terms of each agreement. For additional information on our credit risk on advances and allowance for credit losses, see Note 11.
Pursuant to the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's total assets. Further, we are reviewing our advance pricing policies and may revise them pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. In addition, pursuant to the Consent Arrangement, we have engaged an independent outside consultant to evaluate our credit risk management policies, procedures, and practices, including those related to collateral management. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. For example, In October 2010, we modified some of our collateral management practices, effective immediately, to require submission of more extensive documentation supporting collateral pledged under the physical possession collateral arrangement. This change, which applied to existing as well as newly pledged collateral, has had, and may in the future have, a significant impact on those members whose continued borrowing is dependent upon their compliance with the new requirements. For further discussion of the Consent Arrangement, see Notes 2 and 17.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $74.9 million, $10.4 million and $40.7 million for the years ended December 31, 2010, 2009, and 2008.

Note 10—Mortgage Loans Held for Portfolio, Net
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. The following tables summarize our mortgage loans held for portfolio as of December 31, 2010 and 2009.

	As of	As of
Mortgage Loans Held for Portfolio, Net	December 31, 2010	December 31, 2009
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$407,176	$558,390
Fixed interest-rate, long-term*, single-family	2,801,124	3,541,618
Total loan principal	3,208,300	4,100,008
Premiums	24,648	37,068
Discounts	(22,200)	(30,255)
Mortgage loans held for portfolio, before allowance for credit losses	3,210,748	4,106,821
Less: Allowance for credit losses on mortgage loans	1,794	626
Total mortgage loans held for portfolio, net	$3,208,954	$4,106,195

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	December 31, 2010	December 31, 2009
(in thousands)
Government-guaranteed/insured	$141,499	$172,966
Conventional	3,066,801	3,927,042
Total loan principal	$3,208,300	$4,100,008

In addition to the associated property, the conventional mortgage loans held for portfolio are supported by a combination of primary mortgage insurance (PMI) and a LRA. The LRA is funded either upfront as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. The LRA is a lender-specific account funding in an amount approximately sufficient to cover expected losses on the pool of mortgages at the time of purchase. The LRA funds are used to offset any losses that may occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with the stepdown schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years based on the assumption that no mortgage loan losses are expected beyond 11 years due to principal paydowns and property value appreciation. The LRA balances are recorded in other liabilities on the statements of condition. For information on our credit risk on mortgage loans and allowance for credit losses, see Note 11.
The following table presents the changes in LRA for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
Lender Risk Account	2010	2009
(in thousands)
Balance, beginning of year	$16,347	$19,080
Additions	2,410	2,972
Claims	(48)	(194)
Scheduled distributions	(934)	(5,184)
Other *	(5,454)	(327)
Balance, end of year	$12,321	$16,347

*	Represents funds not distributed to a member as amount may be used to resolve repurchase requests. Amount has been reclassified to other liabilities on the statement of condition.

In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, Standard and Poor's (S&P) lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We remain in technical violation of the requirement to provide SMI on our MPP conventional mortgage loans. See Note 2 for information regarding the Seattle Bank's efforts to credit enhance its MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
As of December 31, 2010 and 2009, 87.4% and 87.6% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.). For more information, see Note 20.

As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under our acquired member asset (AMA) program. For further detail on the Consent Arrangement, see Notes 2 and 17.

Note 11—Allowance for Credit Losses
We have established an allowance methodology for each of our asset portfolios: credit products, including advances, letters of credit, and other products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold.
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the FHLBank Act, which requires FHLBanks to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our borrowers' Seattle Bank capital stock is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. We can also require additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our credit risk from credit products.
Based upon the financial condition of the member, we either allow a member to retain physical possession of the collateral assigned to the Seattle Bank or require the member to specifically assign or place physical possession of the collateral with us or our safekeeping agent. We generally perfect our security interest in all pledged collateral. The FHLB Act affords any security interest granted to an FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a perfected security interest.
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. Since mid-2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession collateral arrangements. This type of arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. To determine the value, we use the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral as part of our loss reserve analysis. As of December 31, 2010 and 2009, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. See Notes 9 and 17 for additional details on recent changes to our collateral management practices and actions related to meeting the requirements of the Consent Arrangement.
As of December 31, 2010 and 2009, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products, for the years ended December 31, 2010, 2009, and 2008.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of December 31, 2010 and 2009. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of December 31, 2010 and 2009, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 21.

Mortgage Loans - Government-Guaranteed
Historically, we invested in government-guaranteed fixed interest-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA) and any losses from such loans are expected to be recovered from this entity. Any losses from such loans that are not recovered from this entity are absorbed by the mortgage servicers. Therefore, there is no allowance for credit losses on government guaranteed mortgage loans. In addition, due to the FHA's guarantee, these mortgage loans are also not placed on nonaccrual status.
Mortgage Loans - Conventional
Historically, we invested in conventional fixed interest-rate mortgage loans secured by one-to-four family residential properties. The allowance for these conventional mortgage loans is determined by analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral-related characteristics, industry data, and prevailing economic conditions. We determine our allowance for loan losses by reviewing homogeneous pools of residential mortgage loans within our conventional mortgage loan portfolio.
Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans. Specifically, the determination of the allowance generally factors in PMI and LRA. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements.
The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities, and incorporates the credit enhancements of the mortgage loan programs. We also incorporate migration analysis, a methodology for determining the rate of loss incurred on pools of similar loans based on categories such as current, 30, 60, and 90 days past due. We then estimate how many mortgage loans in these categories may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred as of the statement of condition date.
Allowance for Credit Losses on Mortgage Loans
As of December 31, 2010 and 2009, we determined that an allowance for credit losses should be recorded for our conventional mortgage loans. The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans for the years ended December 31, 2010 and 2009, as well as the unpaid principal balance of such loans collectively evaluated for impairment as of December 31, 2010.

	For the Years Ended December 31,
Allowance for Credit Losses	2010	2009
(in thousands)
Balance, beginning of year	$626	$—
Charge-offs	—	—
Recoveries	—	—
Net charge-offs	626	—
Provision for credit losses	1,168	626
Balance, end of year	$1,794	$626
Ending balance, collectively evaluated for impairment	$1,794
Recorded investments of mortgage loans, end of year: *	$3,081,580
Collectively evaluated for impairment	$3,081,580

*
Excludes government-guaranteed or insured mortgage loans. Includes the principal balance of the mortgage loan, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans as of December 31, 2010 and 2009.

	As of December 31, 2010			As of December 31, 2009
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$32,238	$18,015	$50,253	$35,672	$19,806	$55,478
Past due 60-89 days delinquent and not in foreclosure	12,403	7,092	19,495	12,399	10,590	22,989
Past due 90 days or more delinquent	42,522	24,229	66,751	27,831	35,926	63,757
Total past due	87,163	49,336	136,499	75,902	66,322	142,224
Total current loans	2,994,417	93,959	3,088,376	3,873,496	109,155	3,982,651
Total mortgage loans	$3,081,580	$143,295	$3,224,875	$3,949,398	$175,477	$4,124,875
Accrued interest - mortgage loans	$13,466	$661	$14,127	$17,247	$807	$18,054
Other delinquency statistics:
In process of foreclosure included above (2)	$32,491	None	$32,491	$11,785	None	$11,785
Serious delinquency rate (3)	1.4%	16.9%	2.1%	0.7%	20.5%	1.5%
Past due 90 days or more still accruing interest (4)	$34,788	$24,229	$59,017	$22,417	$35,926	$58,343
Loans on non-accrual status (5)	$7,734	None	$7,734	$5,414	None	$5,414
REO	$1,238	None	$1,238	$1,732	None	$1,732

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)	Includes mortgage loans where the decision of foreclosure has been reported.
(3)	Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio class unpaid principal balance.
(4)	Generally represents government-guaranteed or insured mortgage loans.
(5)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight) and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2010 and 2009 were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. As discussed in Note 5, the terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities under agreements to resell as of December 31, 2010 and 2009.

Note 12—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency policy, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. Finance Agency regulations and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of interest-rate exchange agreements is an integral part of our financial management strategy.
 We generally use derivatives to:

•
reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond (structured funding);

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
Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of statement of condition exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We use the following types of derivatives in our interest-rate risk management:

•
Interest-rate swaps - An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount based on a variable interest-rate index for the same period of time. The variable interest-rate index in most of our interest-rate exchange agreements is LIBOR.

•
Swaptions - A swaption is an option on an interest-rate swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect an entity that is planning to lend or borrow funds in the future against future interest-rate changes. We purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

•
Interest-rate caps and floors - In an interest-rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (floor) price. We use caps and floors to offset advance features and for asset/liability management. Caps and floors are designed as protection against the interest rate on a variable interest-rate asset or liability rising above or falling below a certain level.

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
Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets and/or adjust the interest-rate sensitivity of advances or investments to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
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
Mortgage Loans Held for Portfolio
The prepayment options embedded in fixed interest-rate mortgage loans can result in extensions or contractions in the expected repayment of these assets, depending on changes in estimated prepayment speeds. In addition, to the extent that we purchased mortgage loans at premiums or discounts, net income is affected by extensions or contractions in the expected maturities of these assets. We seek to manage the interest-rate and prepayment risk associated with mortgage loans primarily through debt issuance. We use both callable and noncallable debt to attempt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. We may also purchase interest-rate exchange agreements, such as swaptions, to manage the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the mortgage loans, they are not specifically linked to individual mortgage loans, and we account for these instruments as freestanding derivatives.
Investments
We invest in U.S. agency and GSE MBS, U.S. agency and GSE obligations, certificates of deposit, TLGP securities, and the taxable portion of state or local housing finance agency securities, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives. Certain AFS securities have been designated in fair value hedges. Any other derivatives that are associated with other AFS or all HTM securities are considered economic hedges and are accounted for as freestanding derivatives.
Consolidated Obligations
We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation for the Seattle Bank, and we generally concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to match in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges. This strategy of issuing bonds while simultaneously entering into derivatives enables us to offer a wider range of advances to our members and raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations. The favorable pricing of such debt depends upon the yield relationship between the bond and derivative markets. As conditions in these markets change, we may alter the types or terms of the bonds that we have issued on our behalf.

Intermediation
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts on the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The net result of the accounting for these derivatives has not significantly affected our operating results.
Managing Credit Risk on Derivatives
The Seattle Bank is subject to credit risk because of the potential nonperformance by counterparties to our interest-rate exchange agreements. The degree of counterparty risk on interest-rate exchange agreements depends on our selection of counterparties and the extent to which we use netting procedures and other collateral arrangements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and adherence to requirements set forth in our credit policies and Finance Agency regulations. We require agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. The agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. Based on our analyses and collateral requirements, we do not anticipate any credit losses on our interest-rate exchange agreements.
The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of December 31, 2010 and 2009.

	As of	As of
Credit Risk Exposure	December 31, 2010	December 31, 2009
(in thousands)
Total net exposure at fair value *	$27,055	$11,931
Less: Cash collateral held	14,042	8,282
Net positive exposure after cash collateral	13,013	3,649
Other collateral	—	—
Exposure, net of collateral	$13,013	$3,649

*	Includes net accrued interest receivable of $34.3 million and $6.2 million as of December 31, 2010 and 2009.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2010 was $351.2 million, for which we have posted collateral of $98.4 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $120.1 million of collateral to our derivative counterparties as of December 31, 2010.
We generally transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.
In 2008, as a result of the bankruptcy of Lehman Brothers Holdings, Inc. (LBHI), we terminated $3.5 billion notional of derivative contracts with LBHI's subsidiary, Lehman Brothers Special Financing (LBSF), and recorded a net receivable (before provision) of $10.4 million. We also established an offsetting allowance for credit loss on receivable of $10.4 million based on our estimate of the probable amount that would be realized in settling our derivative transactions with LBSF. Our statement of operations for the year ended December 31, 2010 reflects a release of provision for derivative counterparty credit loss of $4.6 million in other expense as a result of the December 2010 sale of our outstanding receivable with LBHI.

Financial Statement Effect and Additional Financial Information
The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Seattle Bank to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the derivatives, the item(s) being hedged, and any offsets between the two. The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2010 and 2009. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,763,544	$226,753	$551,108
Interest-rate caps or floors	20,000	267	—
Total derivatives designated as hedging instruments	34,783,544	227,020	551,108
Derivatives not designated as hedging instruments:
Interest-rate swaps	53,500	563	657
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	253,500	563	657
Total derivatives before netting and collateral adjustments:	$35,037,044	227,583	551,765
Netting adjustments (1)		(200,528)	(200,528)
Cash collateral and related accrued interest		(14,042)	(97,577)
Total netting and collateral adjustments		(214,570)	(298,105)
Derivative assets and derivative liabilities as reported on the statement of condition		$13,013	$253,660

	As of December 31, 2009
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$38,509,545	$229,029	$577,659
Interest-rate caps or floors	10,000	4	—
Total derivatives designated as hedging instruments	38,519,545	229,033	577,659
Derivatives not designated as hedging instruments:
Interest-rate swaps	659,700	10,920	9,860
Interest-rate caps or floors	200,000	47	—
Total derivatives not designated as hedging instruments	859,700	10,967	9,860
Total derivatives before netting and collateral adjustments:	$39,379,245	240,000	587,519
Netting adjustments (1)		(228,069)	(228,068)
Cash collateral and related accrued interest		(8,282)	(59,421)
Total netting and collateral adjustments		(236,351)	(287,489)
Derivative assets and derivative liabilities as reported on the statement of condition		$3,649	$300,030

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $53.5 million and $212.0 million of range consolidated obligation bonds as of December 31, 2010 and 2009 were net liabilities of $220,000 and $148,000 and are not reflected in the tables above.
The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2010	2009	2008
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$21,070	$(13,099)	$(5,203)
Total net gain (loss) related to fair value hedge ineffectiveness	21,070	(13,099)	(5,203)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	15	44	(1,065)
Interest-rate swaptions	—	—	1,630
Interest-rate caps or floors	(47)	(160)	(988)
Net interest settlements	9,992	2,733	2,718
Other	—	—	6,109
Intermediary transactions:
Interest-rate swaps	—	(20)	1,024
Total net gain related to derivatives not designated as hedging instruments	9,960	2,597	9,428
Net gain (loss) on derivatives and hedging activities	$31,030	$(10,502)	$4,225
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the years ended December 31, 2010, 2009, and 2008.

	For the Year Ended December 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(14,946)	$13,250	$(1,696)	$(245,798)
AFS securities (3)	7,870	9,069	16,939	(25,723)
Consolidated obligation bonds	130,802	(125,189)	5,613	251,363
Consolidated obligation discount notes	(2,142)	2,356	214	3,909
Total	$121,584	$(100,514)	$21,070	$(16,249)

	For the Year Ended December 31, 2009
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$16,128	$(21,134)	$(5,006)	$(306,710)
Consolidated obligation bonds	(322,122)	311,393	(10,729)	255,719
Consolidated obligation discount notes	(10,048)	12,684	2,636	28,986
Total	$(316,042)	$302,943	$(13,099)	$(22,005)

	For the Year Ended December 31, 2008
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(63,117)	$67,083	$3,966	$(64,558)
Consolidated obligation bonds	164,618	(170,703)	(6,085)	165,383
Consolidated obligation discount notes	12,776	(15,860)	(3,084)	(3,652)
Total	$114,277	$(119,480)	$(5,203)	$97,173

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
(3)
Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front fee on the associated swap. The up-front swap fee is recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section on our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded within AFS investment interest income (i.e., within net interest margin). As of December 31, 2010, the net gain of $16.9 million on our hedged AFS securities was substantially offset by premium amortization of $17.1 million on our AFS securities.

In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR (see Note 19). As a result of our implementation of the enhanced valuation technique, our net hedge ineffectiveness for the three months ended June 30, 2010 reflected an $11.6 million net gain on derivatives and hedging activities related to our fair value hedges, all of which remained effective as of December 31, 2010 and are expected to continue to remain effective prospectively.

Note 13—Deposits
We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members.
Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on deposits for the years ended December 31, 2010 and 2009 were 0.08% and 0.17%.
The following table details our deposits as of December 31, 2010 and 2009.

	As of	As of
Deposits	December 31, 2010	December 31, 2009
(in thousands)
Interest bearing:
Demand and overnight	$300,380	$263,010
Term	202,407	76,790
Total interest bearing	502,787	339,800
Total deposits	$502,787	$339,800
The aggregate amount of term deposits with a denomination of $100,000 or more was $202.3 million and $76.7 million as of December 31, 2010 and 2009.

Note 14—Consolidated Obligations
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
Although each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were approximately $796.4 billion and $930.6 billion as of December 31, 2010 and 2009. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2010 and 2009.
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

Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation. For example, if an FHLBank has ten-year non-callable consolidated obligation bonds in excess of the advances or mortgage loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, the second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the Office of Finance issue additional ten-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks and therefore, we cannot predict when this funding alternative will be available to us.
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
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$15,713,795	0.64	$11,264,000	1.12
Due after one year through two years	3,384,000	2.24	3,656,595	1.81
Due after two years through three years	3,562,000	2.24	4,894,000	2.55
Due after three years through four years	2,197,500	3.20	2,772,000	3.10
Due after four years through five years	2,615,160	1.61	2,297,500	3.74
Thereafter	4,830,110	3.94	4,794,270	5.01
Total par value	32,302,565	1.73	29,678,365	2.46
Premiums	8,614		11,388
Discounts	(20,528)		(25,095)
Hedging adjustments	188,564		97,571
Total	$32,479,215		$29,762,229

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. The following table summarizes our consolidated obligation bonds outstanding that were transferred from other FHLBanks as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Consolidated Obligations Transferred from Other FHLBanks	Par Value	Original Net (Discount)	Par Value	Original Net (Discount)
(in thousands)
Transfers In:
FHLBank of Chicago	$988,000	$(18,438)	$1,014,000	$(18,462)
Total	$988,000	$(18,438)	$1,014,000	$(18,462)

We transferred no consolidated obligation bonds to other FHLBanks during the years ending December 31, 2010 or 2009.
Consolidated obligation bonds are issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury Bill, Prime, and others. To meet the expected specific needs of certain investors in consolidated obligation bonds, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may also contain certain features, which may result in complex coupon payment terms and call or put options. When such consolidated obligation bonds are issued, we typically enter into interest-rate exchange agreements containing offsetting features that effectively convert the terms of the consolidated obligation bond to those of a simple variable interest-rate consolidated obligation bond or a fixed interest-rate consolidated obligation bond.
Our consolidated obligation bonds outstanding consisted of the following as of December 31, 2010 and 2009.

	As of	As of
Par Value of Consolidated Obligation Bonds	December 31, 2010	December 31, 2009
(in thousands)
Non-callable	$21,156,565	$18,727,565
Callable	11,146,000	10,950,800
Total par value	$32,302,565	$29,678,365

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of December 31, 2010 and 2009.

	As of	As of
Term-to-Maturity or Next Call Date	December 31, 2010	December 31, 2009
(in thousands)
Due in one year or less	$23,229,795	$21,689,800
Due after one year through two years	3,779,000	1,875,795
Due after two years through three years	1,847,000	1,674,000
Due after three years through four years	952,500	1,217,000
Due after four years through five years	430,160	927,500
Thereafter	2,064,110	2,294,270
Total par value	$32,302,565	$29,678,365

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate coupon payment terms, may also have broad terms regarding either principal repayment or coupon payment terms. For example, callable bonds may be redeemed by us, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings.
With respect to interest payments, consolidated obligation bonds on which we are the primary obligor may also have the following terms:

•
Step-up consolidated obligation bonds pay interest at increasing fixed interest rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates; and

•
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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of December 31, 2010 and 2009.

	As of	As of
Interest-Rate Payment Terms	December 31, 2010	December 31, 2009
(in thousands, except percentages)
Fixed	$23,431,565	$23,772,365
Step-up	4,380,000	4,160,000
Variable	4,250,000	1,569,000
Capped variable	200,000	—
Range	41,000	177,000
Total par value	$32,302,565	$29,678,365

As of December 31, 2010 and 2009, 94.4% and 79.8% of our fixed interest-rate consolidated obligation bonds were swapped to a variable rate and 0.5% and 0.5% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of December 31, 2010 and 2009.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of December 31, 2010	$11,596,307	$11,597,293	0.16
As of December 31, 2009	$18,501,642	$18,502,949	0.23

*	Represents an implied rate.

As of December 31, 2010 and 2009, 4.1% and 20.1% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable rate.
Concessions on Consolidated Obligations
Unamortized concessions included in other assets were $9.6 million and $13.1 million as of December 31, 2010 and 2009. The amortization of such concessions is included in consolidated obligation interest expense and totaled $4.9 million, $7.1 million, and $7.5 million for the years ended December 31, 2010, 2009, and 2008.

Note 15—AHP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides funding in the form of direct grants and subsidized advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The requirement to add back interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin from the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 16.

If an FHLBank experienced a net loss during a quarter, but still had net earnings for the year, its obligation to the AHP would be calculated based on its year-to-date net earnings. If the FHLBank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, it would have no obligation to the AHP for the year because each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks’ aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. Aggregate contributions exceeded $100 million in 2010, 2009, and 2008.
If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such application during the years ended December 31, 2010, 2009, and 2008.
The following table summarizes our AHP liability for the years ended December 31, 2010 and 2009 and 2008.

	For the Years Ended December 31,
AHP Liability	2010	2009	2008
(in thousands)
AHP liability, as of January 1	$8,628	$16,210	$23,025
Subsidy usage, net	(5,864)	(7,582)	(6,815)
AHP funding	2,278	—
AHP liability, as of December 31	$5,042	$8,628	$16,210

As a result of our 2009 and 2008 net losses, we recorded no AHP expense for the years ended December 31, 2009 or 2008.
We had outstanding principal in AHP-related advances of $225,000, $1.6 million, and $1.7 million as of December 31, 2010, 2009 and 2008.

Note 16—REFCORP
Each FHLBank is required to pay to REFCORP 20% of its income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. We accrue our REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 15. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.
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

The Finance Agency is required to extend the term of the FHLBank’s obligation to REFCORP for each calendar quarter in which the FHLBank’s quarterly payment falls short of $75 million. The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011. The FHLBanks’ aggregate payments through 2010 have satisfied $64.6 million of the $75 million scheduled payment for the third quarter of 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2010 until the annuity is satisfied.
As a result of our 2009 and 2008 net losses, we recorded no REFCORP assessments for the years ended December 31, 2009 and 2008. The $33,000 reflected in REFCORP expense for the year ended December 31, 2009 represents an adjustment of 2007 assessments recorded in early 2009. As a result of quarterly assessments paid to REFCORP in the first half of 2008 and our subsequent annual net losses for the years ended December 31, 2009 and 2008, we had a receivable from REFCORP, the balance of which totaled $14.6 million and $19.7 million as of December 31, 2010 and 2009, recorded in “other assets” on our statements of condition. As directed by the U.S. Treasury, we will use our overpayment as a credit against future REFCORP assessments. As we use these credits against future assessments, our deferred asset will be reduced until it has been exhausted. If any amount of the deferred asset remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that we will be able to collect on our remaining deferred asset.

	As of	As of	As of
REFCORP Obligation (Deferred Asset)	December 31, 2010	December 31, 2009	December 31, 2008
(in thousands)
Net deferred asset balance, beginning of year	$(19,676)	$(19,709)	$4,655
Expense	5,124	33	(24,364)
Net deferred asset balance, end of year	$(14,552)	$(19,676)	$(19,709)

On February 28, 2011, the Seattle Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with each of the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a restricted retained earnings account to be established at each FHLBank. See Note 17 for additional information on the JCE Agreement.

Note 17—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance
December 31, 2010	$158,864	$2,639,172
December 31, 2009	$158,864	$2,637,330

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

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2010 and 2009.

	For the Years Ended December 31,
	2010		2009
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$132,518	$1,717,149	$117,853	$1,730,287
New member capital stock purchases	—	—	—	6,187
Existing member capital stock purchases	—	1,842	19,535	5,125
Total capital stock purchases	—	1,842	19,535	11,312
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	2,594	—	382
Cancellation of membership withdrawal requests	—	1,300	—	646
Recissions of redemption requests	—	18,506	—	1,779
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(5,367)	(26,533)	(2,253)	(27,257)
Redemption requests past redemption date	(697)	(65,163)	(2,617)	—
Net transfers to mandatorily redeemable capital stock	(6,064)	(69,296)	(4,870)	(24,450)
Balance, end of period	$126,454	$1,649,695	$132,518	$1,717,149

Membership
The GLB Act made membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to that date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its advance stock purchase requirement. For the years ended December 31, 2010 and 2009, the member advance stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s capital plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.
Voting
Each member has the right to vote its capital stock for the election of directors to the Board of the Seattle Bank, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of December 31, 2010, we had excess capital stock of 1.9 billion, or 4.0%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital - We must maintain at all times permanent capital, defined as Class B capital stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

•
Total regulatory capital - We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital - We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (a) permanent capital weighted by a 1.5 multiplier plus (b) all other capital without a weighting factor.

Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,981,453	$2,712,568	$2,158,493	$2,690,227
Total capital-to-assets ratio	4.00%	6.08%	4.00%	5.58%
Total regulatory capital	$1,888,319	$2,871,432	$2,043,779	$2,849,091
Leverage capital-to-assets ratio	5.00%	8.96%	5.00%	8.21%
Leverage capital	$2,360,399	$4,227,716	$2,554,724	$4,194,205

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
The Director of the Finance Agency (Director) may at any time downgrade an FHLBank by one capital category based on specified conduct, decreases in the value of collateral pledged to it, or a determination by the Director that the FHLBank is engaging in unsafe and unsound practices or is in an unsafe and unsound condition. Before implementing a reclassification, the Director is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response.

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
The Finance Agency can also take discretionary actions with regard to a significantly undercapitalized FHLBank. These include:

•	Limiting the increase or requiring a reduction in on- or off-balance sheet obligations of the FHLBank.

•	Limiting the increase or requiring a reduction in assets held.

•	Requiring capital and/or retained earnings to be increased.

•	Modifying, limiting, or terminating any activity of the FHLBank.

•	Taking steps to improve the management at the FHLBank by:

◦	Ordering a new election for the FHLBank’s board of directors,

◦	Dismissing particular directors or executive officers who held office for more than 180 days prior to the date on which the FHLBank became undercapitalized, and

◦	Ordering the FHLBank to hire qualified executive officers, subject to approval by the Director.

•	Reclassifying a significantly undercapitalized FHLBank as a critically undercapitalized FHLBank.

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
Capital Classification and Consent Arrangement
In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and business activities, and in October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming or repurchasing capital stock and paying dividends. For a more complete discussion of our capital classification and the Consent Arrangement, see Note 2.
Additional Statutory and Regulatory Restrictions on Capital Stock Redemption
In accordance with the FHLBank Act, each class of FHLBank stock is considered putable by the member. However, there are significant statutory and regulatory restrictions on the obligation, or right, to redeem the outstanding stock, including the following:

•
An FHLBank may not redeem any capital stock if, following such redemption, the FHLBank would fail to satisfy any of its minimum capital requirements (i.e., a capital-to-assets ratio requirement and a risk-based capital-to-assets ratio requirement established by the Finance Agency). By law, no FHLBank stock may be redeemed if the FHLBank becomes undercapitalized so only a minimal portion of outstanding stock qualifies for redemption consideration.

•
An FHLBank may not redeem any capital stock without approval of the Finance Agency if either the bank's board of directors or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Additionally, an FHLBank may not redeem or repurchase shares of capital stock from any member of the FHLBank if: (1) the principal or interest due on any consolidated obligation has not been paid in full when due; (2) the FHLBank fails to certify in writing to the Finance Agency that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (3) the FHLBank notifies the Finance Agency that it cannot provide the foregoing certification, projects it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its obligations; or (4) the FHLBank actually fails to comply with statutory or regulatory liquidity requirements, or to timely and fully meet all of its current obligations, or enters or negotiates to enter into an agreement with one or more FHLBank to obtain financial assistance to meet its current obligations.
If the FHLBank is liquidated, after payment in full to the FHLBank's creditors, the FHLBank's stockholders will be entitled to receive the par value of their capital stock. In addition, the FHLBank's Class B stockholders will be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, the bank's board of directors shall determine the rights and preferences of the FHLBank's stockholders, subject to any terms and conditions imposed by the Finance Agency.
In addition to possessing the authority to prohibit stock redemptions, an FHLBank's board of directors has the right to call for the FHLBank's members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

Each FHLBank's board of directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with the FHLBank's minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the bank as an alternative to purchasing stock.
If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if an FHLBank is undercapitalized, does not have the required credit rating, etc.), an FHLBank is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of FHLBank stockholders.
The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount, if not otherwise restricted from doing so by the Finance Agency or other regulation (we are currently restricted from doing so as further discussed below).
Capital Concentration
As of both December 31, 2010 and 2009, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 49.1% and 48.5% of our total outstanding capital stock, including mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemptions have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive, as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock to mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board. As discussed further below, we are currently restricted from redeeming Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period.
In April 2010, we received Finance Agency approval to facilitate transfers of Class B capital stock from the FDIC (acquired as a result of receivership actions on former Seattle Bank members) to current members requiring additional capital stock. For the year ended December 31, 2010, these transfers, which were transacted at par value of $100 per share, totaled $2.6 million, which included $45,000 of capital stock transferred to one new member.
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the years ended December 31, 2010 or 2009 because we did not declare dividends during 2010 or 2009. For the year ended December 31, 2008, dividends on mandatorily redeemable capital stock in the amount of $617,000 were recorded as interest expense. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows.

The following table details the activity recorded in “mandatorily redeemable capital stock” on the statements of condition for the years ended December 31, 2010 and 2009.

	As of December 31,
Mandatorily Redeemable Capital Stock	2010	2009
(in thousands)
Balance, beginning of year	$946,527	$917,876
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	31,900	29,510
Redemption requests past redemption date	65,860	2,617
Capital stock subject to mandatory redemption reclassified to equity:
Recissions of redemption requests	(18,506)	(1,779)
Repurchase/redemption of mandatorily redeemable capital stock*	—	(669)
Cancellation of membership withdrawal	(1,300)	(646)
Transfers of capital stock between unaffiliated members (previously classified as mandatorily redeemable capital stock)	(2,594)	(382)
Balance, end of year	$1,021,887	$946,527

*	Partial redemption of member's mandatorily redeemable capital stock balance.

As of December 31, 2010 and 2009, we had $989.5 million and $920.2 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of December 31, 2010 and 2009, we had $32.4 million and $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase & Co., a nonmember.
The number of shareholders holding mandatorily redeemable capital stock was 60 and 34 as of December 31, 2010 and 2009.
Consistent with our Capital Plan, we are not required to redeem membership stock until five years after a membership is terminated or we receive notice of withdrawal. However, if membership is terminated due to merger or consolidation, we recalculate the merged institution's membership stock requirement following such termination and the stock may be deemed excess stock (defined as stock held by a member or former member in excess of that institution's minimum investment requirement) subject to repurchase at our discretion (subject to statutory and regulatory restrictions). We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption (six months for Class A or five years for Class B) or until the activity to which the capital stock relates no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2010. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval until, among other things, the Stabilization Period is complete.

	As of December 31, 2010
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$5,367	$2,558
One year through two years	—	13,544
Two years through three years	—	612,197
Three years through four years	—	3,277
Four years through five years	—	172,384
Past contractual redemption date due to remaining activity (1)	—	13,734
Past contractual redemption date due to regulatory action (2)	27,043	171,783
Total	$32,410	$989,477

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding that the mandatorily redeemable capital stock relates to. Year of redemption assumes payments of advances and mortgage loans at final maturity.

(2)	See "Capital Classification and Consent Arrangement" above for discussion of the Seattle Bank's mandatorily redeemable capital stock restrictions.

A member may cancel or revoke its written notice of redemption or withdrawal from membership prior to the end of the six-month or five-year redemption period at which time it is reclassified to capital stock from mandatorily redeemable capital stock. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of December 31, 2010 and 2009, 43 and 48 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. During the years ended December 31, 2010 and 2009, Seattle Bank members requested redemptions totaling $953,000 and $26.4 million of Class B capital stock that had not been reclassified to mandatorily redeemable capital stock as of each year end. There were no outstanding Class A capital stock redemptions for the years ended December 31, 2010 and 2009 that had not been reclassified to mandatorily redeemable capital stock as of each year end.

The following table shows the amount of outstanding Class B capital stock voluntary redemption requests by year of scheduled redemption as of December 31, 2010. The year of redemption in the table reflects: (1) the end of the five-year redemption period or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

Class B Capital Stock - Voluntary Redemptions by Date	As of December 31, 2010
(in thousands)
Less than one year	$11,310
One year through two years	67,511
Two years through three years	45,922
Three years through four years	22,641
Four years through five years	21,149
Total	$168,533

Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the years ended December 31, 2010 and 2009.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2008	$(2,939)	$—	$—	$(2,939)
Cumulative-effect adjustment relating to new OTTI guidance	—	(293,415)	—	(293,415)
Other-than temporarily impaired PLMBS:
Non-credit portion	—	(1,269,210)	—	(1,269,210)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	960,321	(960,321)	—
Reclassification of non-credit portion into income	—	199,141	31,426	230,567
Accretion of non-credit portion	—	193,871	—	193,871
Unrealized changes in fair value	—	—	232,469	232,469
Pension benefits	(159)	—	—	(159)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS:
Unrealized loss on AFS securities	—	—	(5,470)	(5,470)
Other-than-temporarily impaired PLMBS:
Non-credit portion	—	(203,384)	—	(203,384)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	285,998	(285,998)	—
Reclassification of non-credit portion into income	—	12,586	89,138	101,724
Accretion of non-credit portion	—	43,559	—	43,559
Unrealized changes in fair value	—	—	303,263	303,263
Pension benefits	2,218	—	—	2,218
Balance, December 31, 2010	$(880)	$(70,533)	$(595,493)	$(666,906)

JCE Agreement
Effective February 28, 2011, the Seattle Bank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments (Total Consolidated Obligations).
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments; each FHLBank shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks.
The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank's quarterly allocation requirement will thereafter increase to 50% of quarterly net income until the cumulative difference between the allocations made at the 50% rate and the allocations that would have been made at the regular 20% rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLBank's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLBank's RRE Account, but not below a zero balance.
The JCE Agreement also provides that, if an FHLBank's RRE Account exceeds 1.5% of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to the non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5% of the FHLBank's Total Consolidated Obligations immediately following such transfer.
Finally, the JCE Agreement provides that, during periods in which an FHLBank's RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.
The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of: (i) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (ii) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its RRE Account.
In the event the JCE Agreement is voluntarily terminated, each FHLBank's obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of the amounts in the RRE Account will continue until an event that triggers automatic termination occurs or until the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank's obligation to make allocations to its RRE Account will terminate and the restrictions on the use of amounts in its RRE Account would terminate.

Note 18—Employer Retirement Plans
As of December 31, 2010, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.
Qualified Defined-Benefit Multi-Employer Plan
We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all of our officers and employees hired before January 1, 2004. The Pentegra DB Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Seattle Bank are not presented herein. Contributions and administrative costs of the Pentegra DB Plan charged to compensation and benefit expense were $3.1 million, $4.4 million, and $3.0 million for the years ended December 31, 2010, 2009, and 2008.
Qualified Defined-Contribution Retirement Plans
We offer two tax-qualified defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees’ eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $714,000, $662,000, and $577,000 for the years ended December 31, 2010, 2009, and 2008. The second plan covers substantially all officers and employees hired after December 31, 2003. Our contributions to the second plan are equal to a percentage of the participating employee’s eligible compensation. Contributions to the plan were $351,000, $390,000, and $285,000 for the years ended December 31, 2010, 2009, and 2008.
Non-Qualified Supplemental Retirement Plans
We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), defined benefit pension plans. These plans ensure that participants receive the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service . We have established a rabbi trust to meet future benefit obligations and current payments to beneficiaries and have no funded plan assets designated to provide supplemental retirement benefits. For the years ended December 31, 2010 and 2009, we contributed $883,000 and $656,000 to the rabbi trust.
Thrift BEP
Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees’ deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2010 and 2009 was $550,000 and $730,000. Operating expense (benefit) includes employer match and accrued earnings of $122,000, $172,000, and $(83,000) for the years ended December 31, 2010, 2009, and 2008.
Retirement BEP
Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $2.1 million and $5.5 million as of December 31, 2010 and 2009. Operating expense includes deferred compensation and accrued earnings of $2.6 million, $893,000, and $636,000 for the years ended December 31, 2010, 2009, and 2008. Operating expense for the year ended December 31, 2010 included $2.1 million in realized curtailment and settlement losses. For the years ended December 31, 2009 and 2008, no curtailment or settlement losses were realized.

SERP
Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $753,000 and $668,000 as of December 31, 2010 and 2009. Operating expense included deferred compensation and accrued earnings of $287,000, $203,000, and $140,000 for the years ended December 31, 2010, 2009, and 2008.
The following table summarizes our obligations and funded status of our Retirement BEP and SERP plans as of December 31, 2010 and 2009.

	As of	As of
Benefit Obligations and Funded Status of Retirement BEP and SERP	December 31, 2010	December 31, 2009
(in thousands)
Benefit obligation, January 1	$6,134	$4,994
Service cost	373	413
Interest cost	282	408
Plan amendments:
Prior service cost base adjustment	—	884
Changes in assumptions (includes discount rate)	81	—
Actuarial gain	(573)	(450)
Benefits paid	(3,943)	(115)
Curtailments and settlements	543	—
Benefit obligation, December 31	$2,897	$6,134
Funded status	$(2,897)	$(6,134)

The amounts included in “other liabilities” on the statements of condition for our Retirement BEP and SERP plans were $2.9 million and $6.1 million as of December 31, 2010 and 2009.

The following table summarizes the amounts recognized in AOCL as of December 31, 2010 and 2009.

	As of	As of
Amounts Recognized in AOCL	December 31, 2010	December 31, 2009
(in thousands)
Net actuarial (gain) loss	$(79)	$157
Prior service cost	959	2,941
Total	$880	$3,098

The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $2.3 million and $3.2 million as of December 31, 2010 and 2009.

The components of net periodic pension cost and other amounts recognized in other comprehensive loss for our supplemental defined benefit plans were as follows for the years ended December 31, 2010, 2009, and 2008.

Net Periodic Pension Cost and Other Comprehensive Loss for the Retirement BEP and SERP	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
(in thousands)
Net periodic pension cost:
Service cost	$373	$413	$325
Interest cost	282	408	295
Amortization of prior service cost	260	267	149
Amortization of net (gain) loss	(84)	8	(1)
Curtailment and settlement losses	2,092	—	—
Total recognized in net periodic pension cost	2,923	1,096	768
Other changes in benefit obligations recognized in other comprehensive loss:
Net (gain) loss	(492)	(450)	1,464
Prior service cost	—	884	203
Net loss recognized due to settlement	(32)	—	—
Prior service cost recognized due to curtailment	(1,518)	—	—
Amortization of net loss (gain)	84	(8)	1
Amortization of prior service cost	(260)	(267)	(149)
Total recognized in other comprehensive loss	(2,218)	159	1,519
Total recognized in net periodic pension cost and other comprehensive loss	$705	$1,255	$2,287

The following table summarizes the estimated net actuarial cost and prior service benefit that will be amortized from AOCL into net periodic benefit cost over the next fiscal year.

Estimate for the Year Ending
Estimated Amortization for the Next Fiscal Year	December 31, 2011
(in thousands)
Net actuarial gain	$(3)
Prior service cost	62
Total	$59

The following table summarizes the key assumptions used for the actuarial calculations to determine the benefit obligation for our Retirement BEP and SERP plans as of December 31, 2010 and 2009.

	As of	As of
Key Assumptions for Benefit Obligations	December 31, 2010	December 31, 2009
(in percentages)
Discount rate	5.61	6.10
Salary increases	4.00	5.00

The 2010 and 2009 discount rates used to determine the benefit obligation of the Retirement BEP and SERP plans were determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2010 and 2009 for years one through 30. We then solved for the single discount rate that produced the same present value.
The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Key Assumptions to Determine Net Period Benefit Costs	2010	2009	2008
(in percentages)
Discount rate	6.10	6.38	6.64
Salary increases	5.00	5.00	5.00
The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2010.

Estimated Payments
(in thousands)
2011	$43
2012	44
2013	44
2014	44
2015	49
2016-2020	292

Note 19—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of December 31, 2010 and 2009. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
The following table summarizes the carrying value and fair values of our financial instruments as of December 31, 2010 and 2009.

	As of December 31, 2010		As of December 31, 2009
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$1,181	$1,181	$731,430	$731,430
Deposit with other FHLBanks	9	9	32	32
Securities purchased under agreements to resell	4,750,000	4,750,000	3,500,000	3,500,020
Federal funds sold	6,569,152	6,569,165	10,051,000	10,051,096
AFS securities	12,717,669	12,717,669	976,870	976,870
HTM securities	6,462,215	6,403,552	9,288,906	8,884,890
Advances	13,355,442	13,446,495	22,257,026	22,368,341
Mortgage loans held for portfolio, net	3,208,954	3,410,897	4,106,195	4,251,866
Accrued interest receivable	86,356	86,356	123,586	123,586
Derivative assets	13,013	13,013	3,649	3,649
REFCORP deferred asset	14,552	14,552	19,676	19,676
Financial liabilities:
Deposits	(502,787)	(502,784)	(339,800)	(339,801)
Consolidated obligations, net:
Discount notes	(11,596,307)	(11,595,831)	(18,501,642)	(18,501,216)
Bonds	(32,479,215)	(32,799,998)	(29,762,229)	(30,095,231)
Mandatorily redeemable capital stock	(1,021,887)	(1,021,887)	(946,527)	(946,527)
Accrued interest payable	(129,472)	(129,472)	(207,842)	(207,842)
AHP payable	(5,042)	(5,042)	(8,628)	(8,628)
Derivative liabilities	(253,660)	(253,660)	(300,030)	(300,030)
Other:
Commitments to extend credit for advances	(573)	(573)	(649)	(649)
Commitments to issue consolidated obligations	—	585	—	8,938

Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, and rabbi trust assets (included in other assets) at fair value on the statements of condition. The fair value hierarchy is used to prioritize the valuation techniques and the inputs to the valuation techniques used to measure fair value, both on a recurring and non-recurring basis, for presentation on the statements of condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the year ended December 31, 2010.
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
Investment Securities—Non-MBS
We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market.

Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2010, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of December 31, 2010 fell within Level 3 of the fair value hierarchy.
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

Derivative Assets and Liabilities
The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Interest-related derivatives use the LIBOR swap curve and market-based expectations of future interest-rate volatility implied from current market prices for similar options. In June 2010, the Seattle Bank enhanced its valuation technique for determining the fair value of certain of its derivatives by using a market observable basis spread adjustment for interest-rate exchange agreements indexed to one-month LIBOR. Prior to this enhancement, the Seattle Bank valued these instruments using three-month LIBOR and common interpolation techniques to adjust fair value estimates for expected difference between that rate and the one-month LIBOR rate incorporated in these instruments. We believe this new technique provides a better estimate of fair value since it is based upon observable market data. We will continue to monitor market conditions and their potential effects on our fair value measurements for derivatives and related hedged items. In addition, the fair values of our derivatives are adjusted for counterparty nonperformance risk, particularly credit risk, as appropriate. Our nonperformance risk adjustment is computed using observable credit default swap spreads and estimated probability default rates applied to our exposure after taking into consideration collateral held or placed. The nonperformance risk adjustment is not currently material to our derivative valuations or financial statements.
Deposits
We determine the fair values of member institution deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.
Consolidated Obligations
We determine the fair values of our consolidated obligations using internal valuation models with market observable inputs. Our internal valuation models use standard valuation techniques. For fair values of consolidated obligations without embedded options, the models use market-based yield curve inputs, referred to as the CO (i.e., consolidated obligations) curve, obtained from the Office of Finance. This curve is constructed using the U.S. Department of the Treasury Curve as a base curve, which is then adjusted by adding indicative spreads obtained largely from market observable sources. The market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculate the fair value of the consolidated obligations using the present value of expected cash flows that use discount rates that are based on replacement funding rates for liabilities with similar terms.
Mandatorily Redeemable Capital Stock
The fair value of capital stock subject to mandatory redemption generally approximates par value as indicated by contemporaneous member purchases and transfers at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Capital stock can only be acquired by members at par value and redeemed at par value (plus any declared but unpaid dividends). Our capital stock is not traded, and no market mechanism exists for the exchange of capital stock outside our cooperative.Other factors we consider to support the use of par value as fair value includes our compliance with required minimum capital requirements, including a risk-based capital surplus and regulatory capital-to-assets and leverage ratios, our continuous capacity to provide members with access to liquidity, the value of our members' credit lines, access to attractive long-term borrowing rates, access to grants and below-market-rate loans for affordable housing and economic development, other member services, and educational programs provided to members.
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

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of December 31, 2010 and 2009.

	As of December 31, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS Securities:
PLMBS	$1,469,055	$—	$—	$1,469,055	$—
TLGP securities	6,398,778	—	6,398,778	—	—
GSE obligations	4,849,836	—	4,849,836	—	—
Derivative assets (interest-rate related)	13,013	—	227,583	—	(214,570)
Other assets (rabbi trust)	297	297	—	—	—
Total assets at fair value	$12,730,979	$297	$11,476,197	$1,469,055	$(214,570)
Derivative liabilities (interest-rate related)	$(253,660)	$—	$(551,765)	$—	$298,105
Total liabilities at fair value	$(253,660)	$—	$(551,765)	$—	$298,105

	As of December 31, 2009
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS Securities:
PLMBS	$976,870	$—	$—	$976,870	$—
Derivative assets (interest-rate related)	3,649	—	240,000	—	(236,351)
Other assets (rabbi trust)	3,704	3,704	—	—	—
Total assets at fair value	$984,223	$3,704	$240,000	$976,870	$(236,351)
Derivative liabilities (interest-rate related)	$(300,030)	$—	$(587,519)	$—	$287,489
Total liabilities at fair value	$(300,030)	$—	$(587,519)	$—	$287,489

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

	AFS PLMBS
	For the Years Ended December 31,
Fair Value Measurements Using Significant Unobservable Inputs	2010	2009
(in thousands)
Balance, beginning of period	$976,870	$—
Transfers from HTM to AFS securities (1)	424,397	955,351
OTTI credit loss recognized in earnings	(89,239)	(31,426)
Unrealized gains in AOCL	371,578	87,437
Settlements	(214,551)	(34,492)
Balance as of end of period	$1,469,055	$976,870

(1)
In the years ended December 31, 2010 and 2009, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a total fair value of $424.4 million and $955.4 million at the time of transfers. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer.

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of December 31, 2010 and 2009. The HTM securities shown in the table below had carrying values prior to impairment of $8.4 million and $303.8 million as of December 31, 2010 and 2009. The tables exclude impaired securities where the carrying value is less than fair value as of December 31, 2010 and 2009. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of December 31, 2010 and 2009.

	As of December 31, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$8,012	$—	$8,012
REO	1,238	1,238	—
Total assets at fair value	$9,250	$1,238	$8,012

	As of December 31, 2009
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$194,127	$—	$194,127
REO	1,732	1,732	—
Total assets at fair value	$195,859	$1,732	$194,127

Note 20—Transactions with Related Parties and other FHLBanks
Transactions with Members
We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Seattle Bank's capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with the Seattle Bank's capital plan or regulatory requirements (see Note 17 for additional information).
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
For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 6; HTM securities purchased from members or affiliates of members, see Note 7; concentration associated with advances, see Note 9; concentration associated with mortgage loans held for portfolio, see Note 10; and concentration associated with capital stock, see Note 17.

Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider entities where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, as well as the same terms and conditions as other similar transactions, and we do not believe that they involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.
The following tables set forth significant outstanding balances as of December 31, 2010 and 2009, and the corresponding income effect for the years ended December 31, 2010, 2009, and 2008 with respect to transactions with related parties.

	As of	As of
Balances with Related Parties	December 31, 2010	December 31, 2009
(in thousands)
Assets:
Securities purchased under agreements to resell	$—	$500,000
Federal funds sold	144,000	—
AFS securities	2,986,545	454,457
HTM securities	384,255	846,041
Advances (par value)	4,465,420	9,790,069
Mortgage loans held for portfolio	2,806,165	3,593,551
Liabilities and Capital:
Deposits	6,561	16,641
Mandatorily redeemable capital stock	805,079	790,764
Class B capital stock	725,422	737,698
Class A capital stock	4,784	4,784
AOCL - non-credit OTTI	(268,577)	(357,737)
Other:
Notional amount of derivatives	8,083,705	12,198,343

	For the Years Ended December 31,
Income and Expense with Related Parties	2010	2009	2008
(in thousands)
Income
Advances, net *	$21,844	$402,705	$649,492
Securities purchased under agreements to resell	2,401	4,120	6,807
Federal funds sold	463	329	1,098
AFS securities	14,078	462	—
HTM securities	14,471	31,459	11,125
Mortgage loans held for portfolio	165,056	203,791	229,538
Net OTTI credit loss	(57,612)	(136,346)	(102,416)
Total	160,701	506,520	795,644
Expense
Deposits	14	22	1,652
Total	14	22	1,652

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. The following table summarizes our loans to or from other FHLBanks, including principal amounts loaned and repaid and interest earned and paid, during the years ended December 31, 2010, 2009, and 2008.

	For the Years Ended December 31,
Loans from/to Other FHLBanks and Related Interest	2010	2009	2008
(in thousands)
Loans from the Seattle Bank:
Principal loaned	$275,000	$31,000	$645,212
Principal repaid	275,000	31,000	645,212
Interest income earned	2	—	38
Loans to the Seattle Bank:
Principal loaned	—	332,000	160,000
Principal repaid	—	332,000	160,000
Interest income paid	—	1	4

In addition, as of December 31, 2010 and 2009, $9,000 and $32,000 was on deposit with the FHLBank of Chicago, for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 14.

Note 21—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of December 31, 2010 and 2009.

	As of			As of
	December 31, 2010			December 31, 2009
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$635,685	$43,061	$678,746	$932,910
Commitments for standby bond purchases (principal)	44,735	—	44,735	48,715
Commitments to fund additional advances	—	—	—	6,540
Unsettled consolidated obligation bonds, at par (2)	347,500	—	347,500	875,000
Total	$1,027,920	$43,061	$1,070,981	$1,863,165

(1)	Excludes unconditional commitments to issue standby letters of credit of $18.0 million and $24.0 million as of December 31, 2010 and 2009.
(2)	As of December 31, 2010 and 2009, $147.5 million and $525.0 million were hedged with interest-rate swaps.

As of December 31, 2010, we had unsettled interest-exchange agreements with a notional amount of $147.5 million.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and our member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to a member. The original terms of these standby letters of credit, including related commitments, range from 3 days to 4.9 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in other liabilities and totaled $261,000 and $275,000 as of December 31, 2010 and 2009.
We monitor the creditworthiness of our standby letters of credit based on an evaluation of its members and have established parameters for the measurement, review, classification and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities' bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. Currently, the bond purchase commitment we have entered into expires in May 2011, although it is renewable at our option. During 2010, we were not required to purchase any bonds under this agreement. Based on our analysis as of December 31, 2010, we do not consider it necessary to have an allowance for credit losses on this agreement.
Pledged Collateral
We generally execute interest-rate exchange agreements with large banks and major broker-dealers and enter into bilateral pledge (collateral) agreements. As of December 31, 2010, we had pledged as collateral securities with a carrying value of $754,000, which cannot be sold or repledged to our counterparties.
Lease Commitments
We charged to operating expenses net rental and related costs of $2.5 million, $2.5 million, and $2.3 million for the years ended December 31, 2010, 2009, and 2008. The following table summarizes our future minimum rental for operating leases as of December 31, 2010.

Future Minimum Lease Commitments (Premises)	Minimum Commitment
(in thousands)
2011	$3,305
2012	3,359
2013	1,154
Total	$7,818

Lease agreements for our premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material impact on our results of operations.
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

Further discussion of other commitments and contingencies is provided in Notes 2, 9, 12, 14, 17, and and 19.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data
Quarterly supplementary financial data for each full quarter in the years ended December 31, 2010 and 2009 are included in the tables below.

	2010 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$125,639	$142,264	$158,391	$148,181
Interest expense	81,704	100,393	108,488	106,671
Net interest income before provision for credit losses	43,935	41,871	49,903	41,510
Provision (benefit) for credit losses on mortgage held for portfolio	—	—	1,596	(428)
Net interest income	43,935	41,871	48,307	41,938
Net OTTI loss recognized in income	(24,131)	(15,620)	(46,806)	(19,640)
Other non-interest (loss) income	(5,506)	2,979	21,927	776
Total non-interest loss	(29,637)	(12,641)	(24,879)	(18,864)
Non-interest expense	18,979	16,068	12,266	14,816
(Loss) income before assessments	(4,681)	13,162	11,162	8,258
Assessments (benefit)	(1,242)	3,492	2,961	2,191
Net (loss) income	$(3,439)	$9,670	$8,201	$6,067

	2009 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$156,839	$183,874	$222,326	$315,232
Interest expense	111,960	135,976	174,247	240,868
Net interest income before provision for credit losses	44,879	47,898	48,079	74,364
Provision for credit losses on mortgage held for portfolio	355	14	257	—
Net interest income	44,524	47,884	47,822	74,364
Net OTTI loss recognized in income	(47,663)	(130,100)	(61,751)	(71,668)
Other non-interest loss	(309)	3,082	(7,890)	(6,882)
Total non-interest loss	(47,972)	(127,018)	(69,641)	(78,550)
Non-interest expense	13,861	14,672	12,483	12,006
Loss before assessments	(17,309)	(93,806)	(34,302)	(16,192)
Assessments	—	—	—	33
Net loss	$(17,309)	$(93,806)	$(34,302)	$(16,225)

Investment Securities
The tables below present our AFS and HTM securities by major security type, maturity, and yields as of December 31, 2010 and 2009.

	As of December 31, 2010
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$812,905	$3,873,491	$126,505	$36,935	$4,849,836
TLGP	296,938	6,101,840	—	—	6,398,778
Total non-MBS	1,109,843	9,975,331	126,505	36,935	11,248,614
MBS:
PLMBS	—	—	—	1,469,055	1,469,055
Total MBS	—	—	—	1,469,055	1,469,055
Total AFS securities	$1,109,843	$9,975,331	$126,505	$1,505,990	$12,717,669
Yield on AFS securities	0.20%	0.57%	5.01%	0.79%	0.62%
HTM securities:
Non-MBS:
Certificates of deposit and bank notes	$1,267,000	$—	$—	$—	$1,267,000
Other U.S. obligations	9,107	—	11,722	17,340	38,169
GSE and TVA	—	389,255	—	—	$389,255
State and local housing agency obligations	—	—	—	3,590	3,590
Total non-MBS	1,276,107	389,255	11,722	20,930	1,698,014
MBS:
Other U.S obligations residential MBS	2	37	—	182,172	$182,211
GSE residential MBS	—	4,196	858,495	2,449,864	3,312,555
Residential PLMBS	—	—	180,383	1,089,052	1,269,435
Total MBS	2	4,233	1,038,878	3,721,088	4,764,201
Total HTM securities	$1,276,109	$393,488	$1,050,600	$3,742,018	$6,462,215
Yield on HTM securities	0.28%	6.05%	1.24%	1.66%	1.59%
Securities purchased under agreements to resell	$4,750,000	$—	$—	$—	$4,750,000
Federal funds sold	6,569,152	—	—	—	6,569,152
Total investments	$13,705,104	$10,368,819	$1,177,105	$5,248,008	$30,499,036

	As of December 31, 2009
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
MBS:
Residential PLMBS	$—	$—	$—	$976,870	$976,870
Total MBS	—	—	—	976,870	976,870
Total AFS securities	$—	$—	$—	$976,870	$976,870
Yield on AFS securities	—	—	—	0.61%	0.61%
HTM securities:
Non-MBS:
Certificates of deposit and bank notes	$2,903,000	$—	$—	$—	$2,903,000
Other U.S. obligations	2,706	16,293	13,221	19,464	51,684
GSE and TVA	204,569	388,811	—	—	593,380
State and local housing agency obligations	—	—	—	4,130	4,130
Total non-MBS	3,110,275	405,104	13,221	23,594	3,552,194
MBS:
Residential PLMBS	5	8,239	647,116	5,081,352	5,736,712
Total MBS	5	8,239	647,116	5,081,352	5,736,712
Total HTM securities	$3,110,280	$413,343	$660,337	$5,104,946	$9,288,906
Yield on HTM securities	0.39%	6.01%	2.25%	1.94%	1.64%
Securities purchased under agreements to resell	$3,500,000	$—	$—	$—	$3,500,000
Federal funds sold	10,051,000	—	—	—	10,051,000
Total investments	$16,661,280	$413,343	$660,337	$6,081,816	$23,816,776

Maturities of Member Term Deposits
The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
(in thousands)
Within three months	$200,170	$75,660
After three months but within six months	—	800
After six months but within 12 months	2,157	250
Total	$202,327	$76,710

Short-Term Borrowings
The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt as of December 31, 2010 and 2009

	As of December 31, 2010		As of December 31, 2009
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$11,597,293	$5,800,000	$18,502,949	$5,827,000
Weighted-average interest rate as of period end	0.16%	0.31%	0.23%	0.81%
Daily average outstanding for the period	$15,697,558	$4,321,668	$19,684,026	$9,464,282
Weighted-average interest rate for the period	0.14%	0.43%	0.35%	1.19%
Highest outstanding balance at any month-end for the period	$17,626,577	$5,850,000	$23,536,537	$11,722,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Seattle Bank's management, including the acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010 is incorporated and included herein in "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Seattle Bank’s internal control over financial reporting as of December 31, 2010, which immediately follows Management's Report on Internal Control Over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting

The acting president and chief executive officer and the chief accounting and administrative officer (who for the purposes of the Seattle Bank's internal control of financial reporting performs similar functions as the principal financial officer) conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting for the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance
The Housing Act, enacted in July 2008, included provisions that modify the governance requirements, including eligibility, compensation, and elections for FHLBank boards of directors. Specifically, the Housing Act changed the appointive director positions to nonmember independent director positions elected on a district-wide basis and requires that two-fifths (2/5) of an FHLBank board be nonmember independent directors.
The Seattle Bank’s Board comprises nonmember independent directors and directors elected from member institutions. Eligibility for election to the Board and continuing service on the Board are determined by Finance Agency regulations. Each director must be a citizen of the United States. Each nonmember independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a Seattle Bank member institution. A nonmember independent director may not serve as an officer of any FHLBank or as a director, officer, or employee of any Seattle Bank member. At least two independent directors must also qualify as public interest directors. Public interest directors must have more than four years' experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, an independent director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.
On June 21, 2010, the Finance Agency completed its annual designation regarding the size and composition of directorships for the FHLBanks. As a result of the Finance Agency’s designation, effective January 1, 2011, the size of the Seattle Bank’s board of directors was reduced from 16 to 14, decreasing the number of member directors from nine to eight (eliminating one member director seat in the State of Washington) and the number of independent directors from seven to six.
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

Our current Board comprises six independent directors and eight member directors. Two of the independent directors also serve as public interest directors. Each of the member director positions is allocated to a specific state in our district, and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. Of our eight member director positions, one is allocated to each of the states in our district (including, in the case of Hawaii, certain U.S. territories). We hold elections each year for the member director positions that will become vacant at year-end. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each member director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.
Independent directors are nominated by our Board in consultation with the Seattle Bank’s Affordable Housing Advisory Council after review of candidate eligibility and qualifications. Prior to placing a name on the ballot, we submit nominee qualifications to the Finance Agency for review. Nominees are elected on a district-wide basis, with the nominee receiving the most votes being declared the winner. Nominees must receive at least 20% of the number of votes eligible to be cast. If an unopposed nominee receives less than 20% of eligible votes, a new election must be conducted. The Seattle Bank implemented the independent director election process for director terms beginning January 1, 2009.
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

Directors
Information regarding the current directors of the Seattle Bank as of March 23, 2011 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
William V. Humphreys	63	2006	December 31, 2012	Chairman of the Board; Executive (Chair); Regulatory Oversight (Chair); Audit and Compliance (1); Governance, Budget and Compensation
Craig E. Dahl	61	2004	December 31, 2013	Vice Chairman of the Board; Executive (Vice Chair); Regulatory Oversight (Vice Chair); Audit and Compliance; Financial Operations and Affordable Housing
Les AuCoin (2)	68	2007	December 31, 2012	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Marianne M. Emerson (2)	63	2008	December 31, 2011	Financial Operations and Affordable Housing; Governance, Budget and Compensation; Regulatory Oversight
David J. Ferries	56	2011	December 31, 2014	Financial Operations and Affordable Housing
Frederick C. Kiga (2)	58	2007	December 31, 2011	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Russell J. Lau	58	2005	December 31, 2013	Financial Operations and Affordable Housing (Chair); Risk (Vice Chair); Executive
James G. Livingston	45	2007	December 31, 2013	Financial Operations and Affordable Housing (Vice Chair); Audit and Compliance; Risk
Cynthia A. Parker (2) (3)	57	2007	December 31, 2013	Audit and Compliance (Vice Chair); Executive; Regulatory Oversight; Risk
Park Price	68	2006	December 31, 2014	Governance, Budget and Compensation (Chair); Executive; Risk
Donald V. Rhodes	75	2005	December 31, 2012	Risk (Chair); Governance, Budget and Compensation (Vice Chair); Executive; Regulatory Oversight
Jack T. Riggs, M.D. (2)	56	2004	December 31, 2014	Audit and Compliance; Governance, Budget and Compensation
David F. Wilson (2) (3)	64	2007	December 31, 2012	Governance, Budget and Compensation; Risk
Gordon Zimmerman	48	2007	December 31, 2011	Audit and Compliance (Chair); Executive; Risk

(1)
For additional information regarding the Seattle Bank's Audit and Compliance Committee, including relating to independence and audit committee financial expert, see "Part III. Item 13. Certain Relationships and Director Independence."

(2)	Independent director.
(3)	Public interest director.

The following is a biographical summary of the business experience of each of our directors as of March 23, 2011. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.
William V. Humphreys has served as a director of the Seattle Bank since 2006 and as chairman since January 2010. Mr. Humphreys has served as president and chief executive officer of Citizens Bank in Corvallis, Oregon, a commercial banking services provider, since 1996 and as president and chief executive officer of Citizens Bancorp, a publicly traded bank holding company, since 1997. He serves as a director of Citizens Bancorp. Mr. Humphreys currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Humphreys has served as a director of the Oregon Bankers Association and the American Bankers Association, as well as chairman of the State of Oregon Banking Board. He is currently a faculty member at Oregon Bankers Association Directors College. Mr. Humphreys' position as an officer and director of a Seattle Bank member, his experience in corporate governance, and his leadership and management skills, as indicated by his background, support Mr. Humphreys' qualifications to serve as a member director of the Seattle Bank.
Craig E. Dahl has served as a director of the Seattle Bank since 2004 and as vice chairman since May 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and a director of Alaska Pacific Bancshares, Inc. and its wholly owned subsidiary, Alaska Pacific Bank, a federally chartered savings bank in Juneau, Alaska. Mr. Dahl currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Dahl currently serves on the Government Relations Council for the American Bankers Association, and served two terms as president of the Alaska Bankers Association. Mr. Dahl's position as an officer of a Seattle Bank member, his experience in corporate governance, and his leadership and management skills, as indicated by his background, support Mr. Dahl's qualifications to serve as a member director of the Seattle Bank.
Les AuCoin has served as a director of the Seattle Bank since 2007. Prior to his retirement, from 1996 to 1998, Mr. AuCoin served as president and chief executive officer of the Oregon Health Sciences Foundation, a nonprofit organization providing philanthropic support for Oregon Health Sciences University. From 1998 to 2002, he served as the Glenn L. Jackson Professor of Political Science at Southern Oregon University. Mr. AuCoin was previously a member of the Seattle Bank’s Board from 1994 to 2000. Mr. AuCoin served in the U.S. Congress for 18 years, specializing in Farmers' Home Administration rural housing and Housing and Urban Development's Section 8 and Single Room Occupancy Housing programs. Mr. Aucoin's experience in representing community interests in housing, as well as his previous tenure on the Seattle Bank's Board, support Mr. AuCoin's qualifications to serve as an independent director of the Seattle Bank.
Marianne M. Emerson has served as a director of the Seattle Bank since 2008. Ms. Emerson has served as chief information officer for the Seattle Housing Authority, a public corporation providing affordable housing in Seattle, Washington, since 2007. From 2002 to 2007, Ms. Emerson served as chief information officer at the Federal Reserve Board in Washington, D.C. Ms. Emerson's experience in information technology support her qualifications to serve as an independent director of the Seattle Bank.
David J. Ferries has served as a director of the Seattle Bank since January 2011. Mr. Ferries has served as president and chief executive officer of First Federal Savings Bank, a community financial institution in Sheridan, Wyoming, since 2002. Mr. Ferries' experience in strategic planning and risk management and his leadership and management skills, as indicated by his background, support Mr. Ferries' qualifications to serve as a member director of the Seattle Bank.
Frederick C. Kiga has served as a director of the Seattle Bank since 2007. Mr. Kiga has served as director of tax policy for Amazon.com, Inc., an online retailer in Seattle, Washington, since February 2010. From 2007 until February 2010, he served as vice president for government relations and global corporate citizenship for the Boeing Company, an aerospace company. Mr. Kiga served as director of corporate and government relations for the Russell Investment Group, an investment company in Seattle, Washington, from 2003 through 2007. In August 2003, he served as chief of staff to Washington State Governor Gary Locke. Mr. Kiga currently serves on the board of Capitol Hill Housing, a developer, owner, and manager of housing for residents at 30% to 60% of median area household income. His experience in representing community interests in housing, strategic planning, and risk management support his qualifications to serve as an independent director of the Seattle Bank.

Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Mr. Lau's experience in strategic planning, asset/liability management, financial analysis, and regulatory compliance, as indicated by his experience, support Mr. Lau's qualifications to serve as a member director of the Seattle Bank.
James G. Livingston has served as a director of the Seattle Bank since 2007. Mr. Livingston has served as vice president in the investments division at Zions First National Bank, a national banking association in Salt Lake City, Utah, since 2005. He previously served as director of financial research at Ziff Brothers Investments, a hedge fund, and as an assistant professor of accounting at Southern Methodist University, in Dallas, Texas. Mr. Livingston's experience of finance and accounting and corporate governance, as indicated by his experience, support Mr. Livingston's qualifications as a member director of the Seattle Bank.
Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as president and chief executive officer of BRIDGE Housing, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco, California since February 2010. Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to February 2010, and as senior vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. Ms. Parker also served for six years as a a director for the Federal Reserve Bank of San Francisco and was chairman of its personnel committee and a member of its audit committee. Ms. Parker's experience in representing community interests in housing, human resources, and compensation practices, as indicated by her background, support Ms. Parker's qualifications to serve as a public interest director of the Seattle Bank.
Park Price has served as a director of the Seattle Bank since 2006. Mr. Price has served as chief executive officer of the Bank of Idaho, an independent community bank, since December 2009, as its president since 2003 and as a director since 1999. He was owner and president of Park Price Motor Company, an automotive dealer, in Pocatello, Idaho, from 1979 to 2003. Mr. Price has served on the board of directors of West One Bank, Delta Dental Plan of Idaho, and Idaho Community Foundation, serving as chairman of the audit committee at Delta Dental Plan of Idaho and Idaho Community Foundation. His experience in finance and accounting and his leadership and management skills, as indicated by his background, support Mr. Price's qualifications to serve as a member director of the Seattle Bank.
Donald V. Rhodes has served as a director of the Seattle Bank since 2005. Mr. Rhodes has served as chairman of Heritage Financial Corporation, a publicly traded bank holding company in Olympia, Washington, since 1997, as its chief executive officer between 1997 and 2007, and as its president between 1997 and 2005. In addition, Mr. Rhodes has served as chairman of Central Valley Bank and Heritage Bank since 1997 and served as chief executive officer of Central Valley Bank from 1997 to 2007. Both Central Valley Bank and Heritage Bank are wholly owned subsidiaries of Heritage Financial Corporation. Mr. Rhodes' knowledge of corporate governance, strategic planning, and finance and accounting, as indicated by his background, support Mr. Rhodes' qualifications to serve as a member director of the Seattle Bank.
Jack T. Riggs, M.D. has served as a director of the Seattle Bank since 2004. Dr. Riggs has also served as chief executive officer of Pita Pit, Inc. and Pita Pit USA, Inc., a restaurant chain, since 2005. From 1981 to 2008, Dr. Riggs was a partner in the Northern Idaho Medical Care Centers, PLLC, an urgent-care medical practice. From 2001 to 2003, Dr. Riggs served as Lieutenant Governor of Idaho. Dr. Riggs' experience in business growth strategies, finance, accounting, and budgeting, and regulatory compliance, as indicated by his background, support Dr. Riggs' qualifications to serve as an independent director of the Seattle Bank.
David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has owned Wilson Construction LLC, a residential construction company in Sun Valley, Idaho, since 1997 and has served as chairman of the Idaho Housing and Finance Association since 2009 and as a commissioner since 1995. Mr. Wilson's experience in representing community interests in housing, as indicated by his background, support Mr. Wilson's qualifications to serve as a public interest director of the Seattle Bank.

Gordon Zimmerman has served as a director of the Seattle Bank since 2007. Mr. Zimmerman has served as the president and a director of Community Bank, Inc., a community financial institution in Ronan, Montana, since 2003. From 1998 to 2003, he served as chief financial officer, president, and a board member of Pend Oreille Bank in Sandpoint, Idaho. Mr. Zimmerman's involvement in and knowledge of finance and accounting, asset/liability management, and corporate governance, as indicated by his background, support Mr. Zimmerman's qualifications to serve as a member director of the Seattle Bank.
Executive Officers
The following table sets forth information about the executive officers of the Seattle Bank as of March 23, 2011.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Steven R. Horton	50	Acting President and Chief Executive Officer and Senior Vice President, Chief Operating Officer	1992
Vincent L. Beatty	51	Senior Vice President, Chief Financial Officer	2004
Christina J. Gehrke	46	Senior Vice President, Chief Accounting and Administrative Officer and Corporate Secretary	1998
Mike E. Brandeberry	60	Senior Vice President, Chief Counsel	2010
John F. Stewart	39	Senior Vice President, Chief Risk Officer	2010

Steven R. Horton has served as acting president and chief executive officer of the Seattle Bank since October 2010 and as its senior vice president, chief operating officer since May 2009. Mr. Horton served as the Seattle Bank’s senior vice president, chief risk officer from July 2005 until May 2009. From October 2004 until July 2005, Mr. Horton served as senior vice president, interim chief financial officer of the Seattle Bank. In addition, from 2003 until November 2004, Mr. Horton served as senior vice president, chief credit officer of the Seattle Bank and from 1992 to 2003 as vice president and manager of the Seattle Bank’s asset/liability management group. Mr. Horton currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks.
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
Mike E. Brandeberry has served as senior vice president, chief counsel of the Seattle Bank since March 2010. From 2002 to 2010, he served as senior vice president and associate general counsel of Washington Mutual Bank, a financial savings bank, in Seattle, Washington. From 2001 to 2002, Mr. Brandeberry service as director of contracts for Nintendo of America, Inc., a provider of interactive entertainment in Redmond, Washington.
John F. Stewart has served as senior vice president, chief risk officer of the Seattle Bank since September 2010 and served as a collateral valuation manager of the Seattle Bank from June 2010 to September 2010. From April 2009 to May 2010, Mr. Stewart served as a risk management and valuation consultant at Moss Adams LLP, a regional accounting and consulting firm in Seattle, Washington. From 2002 to March 2009, Mr. Stewart served as senior vice president responsible for enterprise-wide BASEL II compliance and economic capital management at Washington Mutual Bank, N.A. in Seattle, Washington.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) provides information about the Seattle Bank's 2010 compensation program for our named executive officers, including discussion and analysis of the Seattle Bank's executive compensation philosophy and objectives, the process used to set executive compensation, and each element of compensation provided to our named executive officers during 2010.
Our named executive officers shown in our 2010 Summary Compensation Table are:

•	Steven R. Horton, Acting President and Chief Executive Officer and Senior Vice President, Chief Operating Officer

•	Vincent L. Beatty, Senior Vice President, Chief Financial Officer

•	Christina J. Gehrke, Senior Vice President, Chief Accounting and Administrative Officer and Corporate Secretary

•	Mike E. Brandeberry, Senior Vice President, Chief Counsel, who joined the Seattle Bank in March 2010

•	John F. Stewart, Senior Vice President, Chief Risk Officer, who joined the Seattle Bank in June 2010 and was promoted to Chief Risk Officer in September 2010

•	Richard M. Riccobono, former President and Chief Executive Officer, who resigned from the Seattle Bank in October 2010

•	John P. McMurray, former Senior Vice President, Chief Risk Officer, who resigned from the Seattle Bank in September 2010

Compensation Philosophy and Objectives
The Seattle Bank is committed to providing a compensation program that enables us to attract, motivate, reward, and retain highly skilled executive officers, including our named executive officers, who are essential to the achievement of the Seattle Bank's mission and strategic goals (see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Seattle Bank Strategy and Key Metrics" for a discussion of the Seattle Bank's mission and strategic goals). The Seattle Bank's total compensation program, which typically includes base salary, annual and long-term cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits, is intended to be fair, market-driven, and performance-based, and to reward our executives for the quality of their stewardship in the attainment of the Seattle Bank's mission, annual and long-term business strategies, and individual performance objectives. Unlike in prior years and for the reasons described below under “—Elements of the Executive Compensation Program—Annual and Long-Term Cash-Based Incentive Compensation Plans,” annual and long-term incentive awards were not a component of compensation for the named executive officers for 2010, with one exception described below.
Compensation actions for the named executive officers are subject to prior review by the Finance Agency, whose principles on executive compensation we also incorporate into the design, implementation, and review of our executive compensation policies and practices. In September 2010, the Governance, Budget and Compensation Committee of the Board (GBC Committee) retained Pearl Meyer & Partners (Pearl Meyer), a compensation consulting firm, to conduct an independent and in-depth analysis of the Seattle Bank's overall compensation program to ensure that the program is aligned with the Seattle Bank's compensation philosophy and objectives and satisfies the principles and objectives of the Finance Agency as discussed below. Pearl Meyer's analysis and recommendations were reviewed by the Board and provided to the Finance Agency for review and non-objection in March 2011, and we anticipate a response from the Finance Agency in April 2011. At such time, the Seattle Bank expects to implement revised annual and long-term incentive compensation plans for its executive officers, subject to review and approval of the plans by the Finance Agency.

Compensation Oversight
Board of Directors and Committee Oversight
The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s compensation philosophy and objectives, while promoting accountability and transparency in the process of setting compensation. The GBC Committee is responsible for overseeing our compensation and benefits program, and during 2010, the Executive Committee had responsibility for certain components of compensation for our president and chief executive officer. In carrying out their responsibilities, the Board, the GBC Committee, and the Executive Committee may rely on the assistance and advice of our management and other advisors as needed. With respect to 2010 compensation, the following table summarizes the responsibilities with regard to the Seattle Bank’s executive compensation and benefits program and the party or parties responsible for each task.

	Board of Directors	GBC Committee	Executive Committee	President and Chief Executive Officer
Establishes overall structure of the Seattle Bank's compensation and benefit program (i.e., the compensation program's three components of base salary, incentive compensations, and retirement and related benefits)
X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide incentive goals and targets		X
Approves bank-wide incentive goals, targets, and payout percentages under incentive programs	X
Establishes individual performance goals and evaluates performance			For President and Chief Executive Officer	For Other Executive Officers*
Recommends base salary and merit increases			For President and Chief Executive Officer	For Other Executive Officers*
Approves merit increases or other base salary adjustments and changes to other compensation benefit packages		For Other Executive Officers*	For President and Chief Executive Officer

*	"Other Executive Officers” refers to our executive officers, including our named executive officers, other than the president and chief executive officer.
In order to streamline approval processes and eliminate duplicate reporting, effective January 2011, the Executive Committee's responsibilities for establishing individual performance goals for the president and chief executive officer, evaluating his performance against those goals, and recommending base salary and merit increases for the president and chief executive officer now fall under GBC Committee oversight. In addition, the Executive Committee's prior responsibility of approving base salary adjustments and other benefits for the president and chief executive officer fall under Board oversight.
Finance Agency Oversight
The Finance Agency provides oversight of the FHLBanks' executive officer compensation. The Housing Act gives the Finance Agency the authority to prevent a FHLBank from paying compensation to its executive officers, including its named executive officers, that is not reasonable and not comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Pursuant to this authority, the Finance Agency directs the FHLBanks to submit all compensation actions involving a named executive officer to the Finance Agency for a review of reasonableness at least four weeks prior to a final decision by the Board or any committee of the Board, as applicable, on these actions. Under the supervision of the Board, we provide this information to the Finance Agency on an ongoing basis as required by the directive.

In addition, Advisory Bulletin 2009-AB-02, issued by the Finance Agency in October 2009, sets forth certain principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at a FHLBank should be reasonable and comparable to that of similar positions at comparable financial institutions and consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years.
Further, in October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency, which included specific requirements regarding executive compensation, including that the Seattle Bank:

•	Will not pay executive officers any incentive-based compensation awards without the Finance Agency's prior written approval;

•
Will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide; and

•	Will not take action regarding compensation or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency.
Compensation Benchmarking
In setting reasonable and competitive compensation, we use benchmark data from two primary peer groups:

•	the other 11 FHLBanks and

•	commercial/regional banks
The FHLBank System Key Position Survey provides senior and middle management compensation data from the 12 FHLBanks, including the Seattle Bank, and is prepared annually by Riemer Consulting, an independent compensation consultant collectively retained by the 12 FHLBanks to prepare this survey. McLagan Partners, Inc. (McLagan), a nationally recognized global compensation consulting firm within the financial services industry, provides compensation composites for executive positions at commercial/regional banks that are similar in scope, experience, complexity, and responsibilities to particular positions at the Seattle Bank. This commercial/regional bank peer group consists of large and mid-sized commercial/regional banks. Commercial banks engage in wholesale lending and share similarities in several functional areas with the Seattle Bank. Regional banks are similar with regard to product offerings and complexity and more closely align with the scope of responsibilities at the Seattle Bank. The companies included in the composite compensation survey provided by McLagan are shown in Appendix A at the end of this section on executive compensation; however, reliance is not placed on any single company's survey as only composite data is provided and reviewed by the Seattle Bank.
Total compensation for each of our named executive officers, including base salary, cash incentives, and retirement plans, is generally set at or near the median total compensation for comparable positions in the applicable peer group, and may be adjusted above or below market as deemed appropriate in the discretion of the Board, the GBC Committee, or prior to 2011, the Executive Committee, as applicable, depending upon experience, qualifications, and responsibilities of the executive officer. We believe that this level of compensation will allow us to attract, motivate, reward, and retain highly qualified executives to the Seattle Bank. Individual elements of compensation are not targeted at a particular benchmark percentage due to differences in the number and type of components included within compensation program structures in the peer groups. For example, stock and stock options, which are often a key element of compensation at public companies, are not an available compensation element at the Seattle Bank because our stock can only be sold or purchased by our members at par value; however, our retirement benefits, particularly our defined benefit and enhanced defined contribution plans, are an important element of compensation among companies in each of our peer groups and comprise an element of compensation not generally offered to employees at public companies.

Elements of the Executive Compensation Program
Our executive compensation program typically consists of in-service benefits, including cash-based compensation (base salary and short- and long-term incentives) and retirement benefits, health and welfare benefits, and severance benefits. Since we are precluded from offering equity-based compensation, we rely on a mix of non-equity compensation elements to attract, motivate, reward, and retain executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.
Base Salary
Base salary is a fundamental component of our executive compensation program and helps ensure that we are successful in attracting and retaining our executive officers. In setting base salary levels, we consider both compensation data from our peer groups (the other FHLBanks and commercial/regional banks) and an individual’s experience, qualifications, and position responsibilities.
Although both peer groups are considered in setting base salary, the FHLBank System Key Position Survey data is generally given slightly more weight due to similarities in the business models and job functions and responsibilities at the other FHLBanks. However, because our compensation philosophy is based on total compensation and is market-driven, we also consider composite data provided by the commercial/regional peer group, as well as an executive’s experience, qualifications, and responsibilities in determining base salary. For example, to attract and retain an executive with significant experience in a particular area of expertise, a higher base salary than would be indicated by the FHLBank System Key Position Survey or the composite market data may be offered or paid. Further, increases to base salary may also vary between executives. For example, an executive whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger adjustment to compensation than another executive whose total compensation is at or above his or her relevant market-based total compensation.
Base salary adjustments are generally considered annually as part of the year-end annual performance review process but may be considered at varying times during the year in recognition of a promotion or an increase in responsibilities. In early 2010, the Executive Committee reviewed and considered adjustments in 2010 base salary for our president and chief executive officer and the GBC Committee reviewed and considered adjustments in base salary for our other executive officers, including our named executive officers. These changes were based upon a review of the FHLBank System Key Position Survey data, market data from the commercial/regional peer group, individual performance, our overall business results, and in the case of executive officers other than the president and chief executive officer, recommendations from the president and chief executive officer based on individual performance and contributions to the achievement of the Seattle Bank’s goals and objectives.
In August 2010, following a non-objection by the Finance Agency, Messrs. Horton and Beatty received a competitive market increase to base salary of 2.0%, effective January 1, 2010. Ms. Gehrke received a total 2010 base salary increase of 5.0%, which included a 2.0% competitive market increase and a 3.0% increase for assuming additional responsibilities in October 2009. Former executive officers Messrs. Riccobono and McMurray received a competitive market increase of 2.0%, effective January 1, 2010.
Messrs. Brandeberry and Stewart were both hired in 2010. In setting Mr. Brandeberry's initial base salary, we considered compensation data from the other FHLBanks and from similar positions at commercial/regional banks, as well as his prior related work experience and the scope of duties and responsibilities of the chief counsel position within our organization structure and hierarchy. Mr. Brandeberry's total compensation fell slightly above market median of the commercial/regional banks and slightly below median of the FHLBanks. Mr. Stewart initially joined the Seattle Bank as a collateral valuation manager. In September 2010, he was promoted to senior vice president, chief risk officer. In recognition of his promotion, Mr. Stewart's base salary, commensurate with market data and his increased responsibility, was increased to $230,000, which was slightly above market median of the commercial/regional banks and slightly below median of the FHLBanks.

In October 2010, Mr. Horton assumed the role of acting president and chief executive officer, in addition to maintaining his duties as chief operating officer. In recognition of the additional duties and responsibilities, Mr. Horton currently receives an additional base salary of $10,000 per month, for the months in which he continues as acting president and chief executive officer, until a permanent president and chief executive officer is named. Mr. Horton's base salary increase was reviewed and approved by the Board and the Finance Agency prior to implementation.
Competitive market adjustments for 2011 for named executive officers have not yet been submitted for GBC Committee review and recommendation to the Board. It is expected that GBC Committee review and recommendation to the Board will take place in April 2011. Any approved adjustments will be submitted for Finance Agency review and non-objection in May 2011, and if approved, be effective January 1, 2011.
Annual and Long-Term Cash-Based Incentive Compensation Plans
Historically, we have offered annual and long-term cash-based incentive compensation plans for certain of our employees, including all of our named executive officers. The goals of our cash-based incentive compensation plans are to motivate our named executive officers and reward their contributions to achievement of our annual business objectives and longer-term strategic goals. These awards are also intended to facilitate retention and commitment of key executives. However, for 2010, for the reasons described below, the Board and the GBC Committee determined that the executive officers would not be eligible to participate in an annual incentive plan for 2010 and also did not approve a long-term incentive plan for the executive officers for the 2010-2012 performance period.
As described above, the GBC Committee is responsible for periodically reviewing the Seattle Bank's compensation philosophy and program to ensure consistency with the bank's overall business objectives, the competitive market, and the bank's financial condition and performance. In December 2009, the GBC Committee engaged McLagan to complete an overall review of the Seattle Bank's annual and long-term incentive compensation plans for our executive officers and to provide recommendations that give greater emphasis to long-term incentives, consistent with the Finance Agency's executive compensation principles outlined in Advisory Bulletin 2009-AB-02. After consideration of McLagan's recommendations, in March 2010, the GBC Committee approved 2010 bank-wide incentive goals and recommended changes to award opportunities under the Seattle Bank's 2010 annual and long-term incentive plans. However, no incentive plans were formally adopted by the Board or the GBC Committee at that time.
After further discussions with the Finance Agency in 2010, the Board and the GBC Committee determined that in the best interests of the Seattle Bank, we would continue to study the structure and terms of our compensation program for our executive officers, particularly our incentive compensation program, before approving an annual or long-term incentive compensation plan for our executive officers for 2010. In September 2010, the Board and the GBC Committee determined that the executive officers, including all the named executive officers, would be excluded from participation in the Seattle Bank's annual and long-term incentive compensation plans for 2010. Other non-executive officer employees of the Seattle Bank remained eligible to participate in the plans during 2010.
In September 2010, the GBC Committee retained the services of Pearl Meyer to conduct an independent and in-depth analysis of the Seattle Bank's overall compensation program, including the incentive compensation plans for the executive officers and the performance evaluation strategy and methodology for all employees, to ensure that the Seattle Bank's total compensation program beginning in 2011:

•	supports the strategic objectives of the Seattle Bank;

•	motivates management by providing reasonable compensation opportunities; and

•	meets the compensation principles, objectives, and requirements outlined by the Finance Agency.

The Board and the GBC Committee, with the assistance of Pearl Meyer, have completed its analysis and developed an executive incentive compensation plan for 2011 that will refocus long-term incentive opportunities on achievement of longer-term strategic objectives. Annual incentives will be awarded based on the accomplishment of Consent Arrangement requirements and Seattle Bank strategic objectives, as well as other key objectives. Certain performance goals must be met in order to trigger an award. In addition, failure to achieve other key objectives will reduce the awards in part or in whole. The proposed 2011 Annual Executive Plan and the 2011-2013 Long-Term Executive Plan were sent for Finance Agency review and non-objection in March 2011. It is expected that they will be finalized by April 2011.
Although the executive officers did not participate in any incentive compensation plans during 2010, Mr. Brandeberry was eligible to receive a bonus, representing an annual incentive award, in connection with his initial employment, as described below.
Annual Cash-Based Incentive Compensation Plans
Historically, we have maintained the following two annual cash-based incentive compensation plans for our named executive officers: Bank Incentive Compensation Plan (BICP)—Annual Plan for the President and Chief Executive Officer (Annual CEO BICP) and BICP—Annual Plan for Exempt Staff and Officers (Annual BICP), from which the president and chief executive officer is excluded from participation.
For executive officers, an annual cash-based incentive opportunity is typically based on a percentage of the executive officer’s earned base salary, which percentage varies among individuals based on title, job responsibilities, ability to impact the achievement of the Seattle Bank’s objectives, and other factors. Payouts under the annual BICPs depend upon a named executive officer’s award opportunity level and ultimate achievement of pre-established bank-wide goals, which are intended to strategically align with the Seattle Bank’s mission, and individual performance goals. Although the GBC Committee or, prior to 2011, the Executive Committee may, in its respective discretion, modify this requirement, the annual incentive compensation plans require an overall achievement of a minimum, or threshold, performance of the bank-wide goals to trigger payment of awards, regardless of achievement of individual performance goals. Following the one-year award period, if overall, the bank-wide goals have been achieved at the threshold level, the bank-wide incentive award for each goal is determined based on a linear approach at or between threshold and target, or target and maximum, and is adjusted based on an evaluation of individual performance using one of the following categories: more is expected; meets all goals; exceeds expectations; and recognized enterprise performance. No incentive compensation award is generally paid to named executive officers who do not meet their individual performance goals, even if the bank-wide goals have been achieved. The named executive officer must be in the employ of the Seattle Bank on the payment date under the Annual BICP to receive any annual incentive compensation for the period. The incentive plan payments are generally made in February of the year following the end of the annual incentive period.
For 2010, as stated above, the named executive officers were not eligible to participate in the Annual CEO BICP or Annual BICP. However, in order to provide Mr. Brandeberry with a competitive compensation package and to maintain internal equity as a newly hired executive officer at the Seattle Bank, Mr. Brandeberry's 2010 offer letter provided that he would be eligible to receive a payout for 2010 equal to the amount he would have otherwise been eligible to receive had participation in the Annual BICP not been eliminated for senior executive officers for 2010, subject to review and non-objection by the Finance Agency. Based on the terms of his offer letter and after review and non-objection by the Finance Agency, Mr. Brandeberry is expected to receive a payment in April 2011.
The following discussion pertains only to Mr. Brandeberry as no other executive officer was eligible to receive an annual incentive award in 2010.

In approving the bank-wide goals under the Annual BICP, our Board considers, among other things, our strategic plan, operational initiatives that are key to our growth, risk management, and member service. When developing the achievement levels for such goals, the GBC Committee also considers the relative difficulty of achieving the the goals. Historically, the bank-wide goals were tied directly to the bank's advances growth and profitability. In 2009, due to the continuing volatility that the U.S. economy was experiencing, the GBC Committee and the Board, recognizing that growth in advances and profitability was increasingly influenced by factors outside of management’s control, shifted the Seattle Bank’s incentive compensation goals to a qualitative approach based on measures that focused on managing mission effectiveness with members, enterprise risk (safety and soundness), and enterprise value. The Board felt, and continues to feel, that it was very important to focus on these goals in a difficult economic environment. For 2010, the incentive goals were structured so that attaining the target and maximum achievement levels would be possible, but would require considerable, even extraordinary, effort.
For 2010, the three equally weighted bank-wide performance goals are detailed in the table below.

Goal	Achievement Level	Required Action
Mission Effectiveness	Threshold	Operate with no unusual restrictions on providing liquidity to members
	Target	Achieve Threshold level plus: Keep membership fully informed of issues facing the Seattle Bank cooperative
	Maximum	Achieve Target level plus: Member retention, new member, and advance profitability goals specified by the Board
Enterprise Risk	Threshold	Develop and implement plans to remediate outstanding examination and control environment issues to the satisfaction of the Board
	Target	Achieve Threshold level plus: Remediate outstanding examination and control environment issues to the satisfaction of the Board
	Maximum	Achieve Target level plus: Reduce regulatory restrictions on the Seattle Bank
Enterprise Value	Threshold	Maintain the value of the Seattle Bank's capital stock
	Target	Achieve Threshold level plus: Develop and implement retained earnings and capital plans and work toward resolving capital stock remediation and dividend restrictions to the satisfaction of the Board
	Maximum	Achieve Target level plus: Resolve capital classification and capital stock redemption and dividend restrictions to the satisfaction of the Board

Consistent with our bank-wide goals of mission effectiveness, enterprise risk, and enterprise value described above, the 2010 individual goals for Mr. Brandeberry included the following, based on his position's area of responsibility:

•
Establish collaborative and effective relationships and communications with outside counsel engaged by the Seattle Bank, counsel of the FHLBanks, and internal customers, including executive management;

•	Improve current contract development process and vendor management; and

•	Review and assess appropriateness, effectiveness, and cost of current legal services provided by outside counsel for the Seattle Bank.
Individual goals assigned to Mr. Brandeberry were evenly weighted at 33% for each goal.

The following table provides the range of total award opportunity for Mr. Brandeberry for 2010, expressed as a percentage of his base salary.

	Bank Performance
Individual Performance	Threshold	Target	Maximum
Recognized Enterprise Performance	30%	40%	50%
Exceeds Expectations	20%	30%	40%
Meets All Goals	15%	20%	30%
More is Expected	—	—	—

For 2010, the Board, after consideration of the Consent Arrangement, determined that the overall achievement level of the 2010 bank-wide goals for the Seattle Bank was threshold, and based on achievement of his individual goals, Mr. Brandeberry received an overall performance rating of Exceeds Expectations, resulting in an award opportunity of 20% of Mr. Brandeberry's 2010 base salary. Based on the above award level, the GBC Committee approved an award payment of $37,389 to Mr. Brandeberry (see "—2010 Summary Compensation Table"), subject to non-objection by the Finance Agency.
Long-Term Cash-Based Incentive Compensation Plan
Historically, our Long-Term Bank Incentive Compensation Plan (Long-Term BICP) has been a cash-based incentive compensation plan designed to motivate and retain executive talent by providing a competitive total cash compensation package relative to the market and rewarding the named executive officers for achievement of bank-wide goals over a three-year performance period. A performance period under the Long-Term BICP generally begins on January 1 of each year and is comprised of three one-year interim performance periods, each of which is one calendar year long. In order to receive the compensation award, an executive must remain in the employ of the Seattle Bank until the end of the three-year performance period.
Similar to our Annual BICP awards, Long-Term BICP awards typically are based on achievement of bank-wide goals at threshold, target, and maximum levels. However, unlike the Annual BICP awards, there is no adjustment for achievement of individual performance goals. For our named executive officers, award opportunities under our Long-Term BICP are calculated as a percentage of base salary. Base award opportunities are provided each performance period equal to a percentage of an executive’s annual base salary at the beginning of the performance period.
At the end of each calendar year or interim performance period, achievement of the performance goals is assessed at threshold, target, or maximum (or on a linear approach if performance falls between the levels), and periodic plan awards are provisionally determined. Final payment for a three-year performance period is equal to the sum of the award amounts that are determined annually. No awards are paid out until after the three-year performance period has ended and the Board has approved the final payout amount. If we fail to achieve an overall threshold level for the performance goals in any interim performance period, no award will be made for that interim performance period unless approved by the Board and the GBC Committee or, prior to 2011, the Executive Committee, in the case of the president and chief executive officer. Since a new performance period is established each year, participants may participate in overlapping performance periods at one time.
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

As discussed above, the Board and the GBC Committee did not approve a 2010-2012 Long-Term BICP for the executive officers nor did they approve any award opportunity or payouts for named executive officers for the 2010 interim performance period of the 2009-2011 performance period and the 2008-2010 performance period under the applicable Long-Term BICP. Further, in connection with the Consent Arrangement and discussions with the Finance Agency during 2010, the Board determined not to award any payouts for the completed 2008-2010 performance period under the Long-Term BICP, and has similarly determined not to approve any payouts for the 2009-2011 performance period under the Long-Term BICP. The Seattle Bank continues to recognize the importance of providing performance-based, at-risk compensation to its employees and has taken the current opportunity provided by Pearl Meyer's review of the Seattle Bank's compensation program to evaluate its incentive compensation programs for 2011 and to ensure that they are consistent with the Seattle Bank's compensation philosophy and objectives.
The development of a long-term incentive plan for 2011 is underway, and will be implemented following review and non-objection of the Finance Agency.
Business Risk Assessment
The Seattle Bank believes it does not utilize compensation policies or practices that induce our executive officers and other employees to take unacceptable levels of business risk for the purpose of increasing the executives' incentive plan awards at the expense of member interests. The GBC Committee believes that the plan designs are conservative in this respect, and that together the compensation components, provide the checks and balances to ensure executive incentives are fully consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. In addition, the Annual BICPs and the Long-Term BICPs have included and will continue to include provisions such that, should the Finance Agency identify an unsafe or unsound practice or condition at the Seattle Bank, depending upon the severity of the practice or condition, a named executive officer generally may receive no or a limited portion of his or her award otherwise earned under the applicable Annual BICP or Long-Term BICP. The Board, in its sole discretion, may consider mitigating factors to approve the awards. To mitigate unnecessary or excessive risk taking by executive management, the bank's incentive compensation plans also contain bank performance thresholds that are dependent on transactions throughout the bank, and that cannot be altered by any one individual. In addition, the qualitative components of the plans are evaluated by the Board and the GBC Committee and each may exercise negative discretion in awarding amounts under the plans. As a result, the Seattle Bank believes that its compensation policies or practices do not create risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Seattle Bank. In connection with its approval of new incentive plans following Pearl Meyer's analysis of the Seattle Bank's compensation program, the Board and the GBC Committee will similarly evaluate such plans and their implementation and operation to ensure that they will not create incentives for employees to take unacceptable levels of business risk at the expense of member interests.
Retirement Plan Benefits
The Seattle Bank offers its employees, including its named executive officers, one of three retirement plans depending upon the employee’s start date. Employees who started prior to January 1, 2004, or who were hired/rehired on or after January 1, 2004 and previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), are eligible to participate in the Pentegra DB Plan. Those employees whose employment began on or after January 1, 2004, but did not previously participate in the Pentegra DB Plan, are eligible to participate in the 401(k) Contribution Plus Savings Plan (Contribution Plus Plan), or if approved by the GBC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, which is separate from the Contribution Plus Plan and matches employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees, including our named executive officers, a fair and competitive compensation package. In addition, we offer certain executive officers, including our named executive officers, the supplemental retirement plans that coordinate with the defined benefit and defined contribution plans described above.

Additional Retirement Plans
Mr. Horton and Ms. Gehrke participate in the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP), a non-qualified defined-benefit pension plan, and Mr. Riccobono did so until his resignation and total lump-sum distribution from his Retirement BEP account. Because Messrs. Beatty, Brandeberry, and McMurray joined the Seattle Bank after January 1, 2004 and did not previously participate in the Pentegra DB Plan, following approval by the GBC Committee, they participate in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP. Following Mr. McMurray's resignation in September 2010, he was no longer eligible to participate in the SERP because he was not vested in any of his accrued benefits. The Retirement BEP and SERP preserve and restore the full pension benefits for their participants which, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan or the Contribution Plus Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan or the Contribution Plus Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of accumulated benefits are disclosed in the “—2010 Pension Benefits” section described below.
Deferred Compensation Plan
Our named executive officers are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides certain executives with an opportunity to defer up to 25% of their base salary and annual incentive compensation plus receive employer matching contributions, into a bookkeeping account. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the Seattle Bank’s 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits, which due to certain limitations under the IRC, are not payable under our 401(k) plan and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “—2010 Non-Qualified Deferred Compensation” table and accompanying narrative.
Other Benefits
We are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. We offer all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core benefits offered include medical, dental, prescription drug, vision, and long-term disability insurance, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, travel insurance, and life and accident insurance.
Severance
We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. If eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “—Potential Payments Upon Termination or Change in Control” below. No current executive officers have severance agreements with the Seattle Bank.
Upon Mr. Riccobono's resignation as president and chief executive officer, he was entitled to receive, under the terms of his employment agreement and a separation and release of claims agreement entered into with him, severance pay at a rate equal to his base salary at the time of resignation for 12 months from the date of termination, 18 months of Seattle Bank-paid premiums for group health plans, and unpaid amounts that were provisionally determined as earned for the 2008 and 2009 interim years in each of the 2008-2010 performance period and 2009-2011 performance period under the applicable Long-Term BICP. In consideration of the foregoing, Mr. Riccobono agreed to return company property under his control, to a general release of claims against the Seattle Bank, and to not reveal confidential information of the Seattle Bank.

Compensation Committee Report
The GBC Committee and the Executive Committee of the Board have reviewed and discussed the CD&A for the fiscal year 2010 with management, and based on the review and discussion, these committees have recommended to the Board that the CD&A be included in the Seattle Bank’s Annual Report on Form 10-K.
Governance, Budget and Compensation Committee
Park Price, Chair
Donald V. Rhodes, Vice Chair
Les AuCoin
Marianne M. Emerson
William V. Humphreys
Frederick C. Kiga
Jack T. Riggs, M.D.
David F. Wilson
Executive Committee
William V. Humphreys, Chair
Craig E. Dahl, Vice Chair
Russell J. Lau
Park Price
Donald V. Rhodes
Gordon Zimmerman

The following tables and accompanying narrative provide a summary of cash and certain other amounts that the Seattle Bank paid to or were earned by our named executive officers for the years ended December 31, 2010, 2009, and 2008, as applicable. It is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis." The narrative and footnotes accompanying each table are integral parts of each table.
2010 Summary Compensation Table
The following table sets forth compensation earned in the year reported by our named executive officers. Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)	All Other Compensation (3)		Total
(in dollars)
Current Named Executive Officers:
Steven R. Horton	2010	$341,737	$—	$—		$254,043	$13,674		$609,454
Acting President and	2009	310,421	—	56,913		44,806	23,282		435,422
Chief Executive Officer, Senior Vice President and Chief Operating Officer	2008	300,408	—	116,058		175,300	26,786		618,552
Vincent L. Beatty	2010	280,637	—	—		48,203	16,838		345,678
Senior Vice President	2009	275,134	—	40,243		—	17,390		332,767
Chief Financial Officer	2008	267,491	—	64,300		58,509	14,555		404,855
Christina J. Gehrke	2010	270,963	—	—		99,952	16,376		387,291
Senior Vice President	2009	258,060	—	43,739		50,775	20,463		373,037
Chief Accounting and	2008	258,060	—	98,590		111,391	38,814		506,855
Administrative Officer
Mike E. Brandeberry (4)	2010	186,946		37,389	(5)	—	—		224,335
Senior Vice President
Chief Counsel
John F. Stewart (6)	2010	103,093	—	—		—	—		103,093
Senior Vice President
Chief Risk Officer
Former Named Executive Officers:
Richard M. Riccobono (7)	2010	472,171	—	—		2,758,713	629,789	(8)	3,860,673
President and	2009	514,100	—	317,125		—	52,740		883,965
Chief Executive Officer	2008	514,100	—	192,857		318,593	37,503		1,063,053
John P. McMurray (9)	2010	235,159	—	—		—	—		235,159
Senior Vice President
Chief Risk Officer

(1)
As discussed in the CD&A above, no incentive plan compensation was paid to the executive officers for 2010 except to Mr. Brandeberry in connection with his offer letter. No 2010-2012 Long-Term BICP was approved for the executive officers, and no long-term incentive payouts will be awarded to executive officers for the 2009-2011 and the 2008-2010 performance periods under the applicable Long-Term BICP. Interim payout amounts for 2009 and 2008 under those performance periods were previously provisionally determined and reported as earned, but not yet payable, for certain executive officers in the "2009 Summary Compensation Table" and the "2008 Summary Compensation Table" in the applicable Annual Report on Form 10-K. Accordingly, the 2009 and 2008 amounts previously reported under the Non-Equity Incentive Plan Compensation columns of the "2009 Summary Compensation Table" and the "2008 Summary Compensation Table" have been reduced for certain executive officers by the amounts set forth below in the applicable year of the "2010 Summary Compensation Table." Mr. Riccobono's Long-Term BICP amounts for 2009 and 2008 have not been adjusted because, in connection with his resignation, he received the amounts provisionally determined for the 2009 and 2008 interim years of the 2009-2011 and 2008-2010 performance periods under the applicable Long-Term BICP.

	Year	Adjustment to Long-Term BICP 2008-2010 Performance Period	Adjustment to Long-Term BICP 2009-2011 Performance Period	Total Adjustment
(in dollars)
Named Executive Officer
Steven R. Horton	2009	$(58,261)	$(58,261)	$(116,522)
	2008	(15,020)		(15,020)
Vincent L. Beatty	2009	(52,476)	(52,476)	(104,952)
	2008	(12,738)		(12,738)
Christina J. Gehrke	2009	(46,570)	(49,220)	(95,790)
	2008	(12,903)		(12,903)

(2)
Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP, as applicable. No above-market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.

(3)
Represents contributions by the Seattle Bank to the 401(k) and Thrift BEP defined contribution plans, as well as any reportable perquisites for the named executive officers. Except for Mr. Riccobono, the total value of all perquisites to a named executive officer in 2010 did not exceed $10,000.

(4)	Mr. Brandeberry joined the Seattle Bank in March 2010.
(5)
Pursuant to Mr. Brandeberry's offer letter, he is eligible to receive this amount which represents the amount that he would have been eligible to receive had the executive officers been eligible to participate in the Annual BICP in 2010.

(6)	Mr. Stewart joined the Seattle Bank in June 2010 and was promoted to senior vice president, chief risk officer in September 2010.
(7)	Mr. Riccobono resigned from the Seattle Bank in October 2010.
(8)
The amount shown in the “All Other Compensation” column for Mr. Riccobono comprises $56,948 of contributions by the Seattle Bank to Mr. Riccobono’s 401(k) and Thrift BEP, $10,000 car allowance, $4,295 in office parking and airline club membership, $524,382 in severance compensation, $29,164 in paid premiums for group health plans, and $5,000 in outplacement service. In addition, as a part of Mr. Riccobono's separation, he received additional compensation in the amount of $238,950 representing the unpaid amounts that were provisionally determined for the 2008 and 2009 interim years under the 2008-2010 and 2009-2011 performance periods of the Long-Term BICPs. These amounts were previously provided in 2008 and 2009 Summary Compensation Table, and therefore this compensation payout is not reflected under this 2010 Summary Compensation Table.

(9)	Mr. McMurray resigned from the Seattle Bank in September 2010.

2010 Grants of Plan-Based Awards
For 2010, no annual or long-term incentive compensation plans were approved for executive officers, including the named executive officers, and no payouts were awarded under the plans. However, in connection with Mr. Brandeberry's commencement of employment at the Seattle Bank, his offer letter provided that for 2010 he was eligible to receive a payment equal in amount to that he would have received had the executive officers not been excluded from participation by the Board in the Annual BICP for 2010. The following table discloses the total estimated awards that Mr. Brandeberry may have earned for 2010 based on achievement of 2010 bank-wide goals. Additional information about the terms of the 2010 payout to Mr. Brandeberry is provided under "—Elements of the Executive Compensation Program—Annual and Long-Term Cash-Based Incentive Compensation Plans" in the CD&A above.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Bank-wide Goal: Threshold	Bank-wide Goal: Target	Bank-wide Goal: Maximum
(in dollars)
Mike E. Brandeberry *	$28,042	$56,084	$93,473

*
Additional information about the terms of the 2010 payout to Mr. Brandeberry is provided under "—Elements of the Executive Compensation Program—Annual and Long-Term Cash-Based Incentive Compensation Plans" in the CD&A above.

Employment Agreements with Management
Separation and Mutual Release with Richard M. Riccobono
In October 2010, in connection with Mr. Riccobono's resignation as president and chief executive officer, we entered into a Separation and Mutual Release with Mr. Riccobono. Pursuant to the agreement and in consideration of separation compensation representing unpaid amounts that were provisionally determined as earned for each of the 2008 and 2009 interim years in the 2008-2010 and 2009-2011 performance periods under the applicable Long-Term BICP, Mr. Riccobono released all claims, if any, against us that relate in any way to his employment with or separation from the Seattle Bank. Likewise, we released all claims, if any, against Mr. Riccobono that relate in any way to his employment or his separation. Mr. Riccobono remains subject to certain confidentiality provisions.
No other named executive officer has an employment agreement with us.
2010 Pension Benefits
The following table provides information for each of our named executive officers regarding the actuarial present value payable as of December 31, 2010 to each named executive officer upon the normal retirement age of 65 and the years of credited service under the Pentegra DB Plan, the Retirement BEP, and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Mr. Stewart is not listed in the table because, as of December 31, 2010, he was not a participant in any of the plans.

Name	Plan Name (1)	Number of Years Credited Service (2)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(in dollars, except years)
Current Named Executive Officers:
Steven R. Horton	Pentegra DB Plan	21.7	$768,000	$—
	Retirement BEP	21.7	418,670	—
Vincent L. Beatty	SERP	6.4	194,889	—
Christina J. Gehrke	Pentegra DB Plan	12.4	359,000	—
	Retirement BEP	12.4	70,530	—
Mike E. Brandeberry (3)	SERP
Former Named Executive Officers:
Richard M. Riccobono	Pentegra DB Plan	24.4	870,000	—
	Retirement BEP (4)	24.4	—	(3,687,066)
John P. McMurray (5)	SERP	> 1.0	—	—

(1)
The benefits provided under the Retirement BEP are initially calculated on a gross basis to include benefits provided by the Pentegra DB Plan. The benefits under the Pentegra DB Plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Retirement BEP. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for more information about the assumptions used to quantify the present value of the accumulated benefits under the applicable plan.

(2)
For the purposes of calculating the Retirement BEP balances for our named executive officers, we use years of credited service in the Pentegra DB Plan to determine their Retirement BEP present value of accumulated benefit balance. Mr. Riccobono was entitled to carry his years of credited service earned at other employers that participate in the Pentegra DB Plan over to the Retirement BEP. Messrs. Riccobono and Horton joined the Retirement BEP on January 1, 2006 and Ms. Gehrke joined the Retirement BEP on January 1, 2008.

(3)	Mr. Brandeberry joined the SERP in June 2010 and as of December 31, 2010 had not accrued a full year of credited service.
(4)
Mr. Riccobono's credited years of service for the Pentegra DB Plan and Retirement BEP includes 5.2 years of service at the FHLBank of Seattle and 19.2 years of service at a previous employer that participated in the Pentegra DB Plan.
Mr. Riccobono joined the BEP on January 1, 2006. As of November 1, 2010, Mr. Riccobono received a lump-sum Retirement BEP payment of $3,687,066 representing the offset amount he would have received under the Pentegra DB Plan without regard to the IRC compensation limits.

(5)	Mr. McMurray joined the SERP in August 2009. At the time of his resignation, he had not accrued enough credited service to be eligible to receive a payout under the SERP plan.

Pentegra Defined Benefit Plan
We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple-employer defined-benefit pension plan. In general, only employees who were hired by us prior to January 1, 2004, or who were hired/rehired after January 1, 2004 and previously participated in the Pentegra DB Plan are eligible to participate in the Pentegra DB Plan. Accordingly, of our current and former named executive officers, only Messrs. Horton and Riccobono and Ms. Gehrke are eligible to participate in this plan. The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. For 2010, the IRC annual compensation limit was $245,000 and that limit remains unchanged for 2011. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan. However, none of the named executive officers has accrued benefits in excess of that limit.
A participant in the Pentegra DB Plan vests in his or her benefit under the plan in accordance with the following schedule:

Years of Service	Vested Percentage
Less than 2 years of service	0%
2 years of service	20%
3 years of service	40%
4 years of service	60%
5 years of service	80%
6 or more years of service	100%

In addition, a participant will become 100% vested in his or her benefit under the Pentegra DB Plan, regardless of the participant's years of service, if he or she attains age 65 (the Pentegra DB Plan's normal retirement age), dies, or becomes disabled while in our employ or the employ of another participating financial institution that is a participating employer in the Pentegra DB Plan.
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

Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant's 65th birthday and the date the participant's employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. If the participant has a combined age and service of at least 70 years, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. Mr. Horton is eligible for early retirement benefit payments with a 1.5% annual reduction, and Ms. Gehrke is eligible for early retirement benefit payments with a 3.0% annual reduction. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.
If a participant's employment terminates prior to age 65 due to his or her disability, then the participant will be entitled to an annual disability retirement benefit under the Pentegra DB Plan in lieu of his or her normal retirement benefit. The amount of the annual disability retirement benefit will be equal to the greater of: (i) the normal retirement benefit the participant had accrued as of the date of his or her termination (unreduced for early commencement) and (ii) 30.0% of his or her average annual compensation for the five highest consecutive calendar years during the participant's years of credited service. However, in no event will the disability benefit exceed the amount of the benefit the participant would have accrued had he or she remained in our employment until his or her age 65. This disability benefit will begin when the participant establishes that he or she is disabled and will be payable for as long as the participant remains disabled. If a participant ceases to be disabled, then his or her normal retirement benefit will be reinstated (subject to reduction for early commencement, as described above).
Retirement BEP
The Retirement BEP is a non-qualified defined-benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GBC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the current and former named executive officers, only Mr. Horton and Ms. Gehrke participated in the Retirement BEP as of December 31, 2010. In connection with his resignation, Mr. Riccobono received a lump sum distribution of his Retirement BEP balance and was no longer eligible to participate in the plan.
Participants vest in their benefits under the Retirement BEP at the same time, and to the same extent, as they vest in their benefits under the Pentegra DB Plan. A participant’s benefit under the Retirement BEP will be distributed to the participant upon the participant’s retirement or other termination of employment in the form of a lifetime annuity, with a death benefit payable in a lump sum to the participant’s beneficiary upon the participant’s death. The amount of the death benefit is equal to 12 times the participant’s annual benefit less the amount actually paid to the participant. (The same death benefit will be paid to the beneficiary of any participant who dies before his or her benefits under the Retirement BEP are paid or commence to be paid.) However, the participant may elect to have his or her benefits under the Retirement BEP distributed in a different form. The optional forms of benefit under the Retirement BEP are the same as those provided under the Pentegra DB Plan and are all actuarially equivalent to the normal form of payment (described above). A participant may make separate distribution elections with respect to the portion of his or her benefit that was accrued and vested as of December 31, 2004 and the portion of his or her benefit that was accrued or that became vested after December 31, 2004. (With respect to the portion of the participant's benefit that was accrued or that became vested after December 31, 2004, such election was required to have been made by December 31, 2008).
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

SERP
The SERP was implemented on January 1, 2007 to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The GBC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2004 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the current and former named executive officers, Messrs. Beatty and Brandeberry participated in the SERP as of December 31, 2010. Mr. McMurray's participation in the SERP ended upon his departure from the bank in September 2010. Mr. Stewart joined the SERP on January 1, 2011.
Benefits under the SERP are calculated using the same formula as is used by the Pentegra DB Plan, except that limitations imposed by IRC Sections 401(a)(17) and 415 are disregarded. The Board has the authority to amend this formula for purposes of the SERP, but has not done so. SERP benefits are subject to the same graduated vesting schedule as are benefits under the Pentegra DB Plan. A participant’s SERP benefits will be paid or commence to be paid, upon the participant’s retirement or other termination of employment, in the form elected by the participant. If the participant fails to elect a form of payment, then the participant’s SERP benefits will be paid in the normal form. The normal and alternative payment forms are generally the same as those available under the Pentegra DB Plan.
If a participant dies before SERP benefit payments start, the participant’s designated beneficiary will be entitled to a death benefit equal to 12 times the annual benefit the participant would have received if he or she had retired or terminated prior to his or her death and received SERP benefits in the form of a single life annuity plus death benefit.
Because the SERP is a non-qualified plan, SERP benefits do not receive the same tax treatment and funding protection as do benefits under the Pentegra DB Plan, and our obligations under the SERP are general obligations of ours. Benefits under the SERP are maintained and distributed from a rabbi trust established to segregate these assets from other assets.
Additional Pension Benefits
In addition to the benefits shown in the “—2010 Pension Benefits” table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66 or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan or the SERP, each executive officer who was a participant in the Pentegra DB Plan or SERP will receive an additional lump sum benefit under the Pentegra DB Plan or SERP equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit.

2010 Non-Qualified Deferred Compensation
The following table provides information for each of our named executive officers regarding aggregate contributions by the named executive officer and by the Seattle Bank and aggregate earnings for 2010 and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. Current named executive officers Messrs. Horton and Beatty and Ms. Gehrke and former named executive officers Messrs. Riccobono and McMurray participated in the Thrift BEP during 2010.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31, 2010 (3)
(in dollars)
Current Named Executive Officers:
Steven R. Horton	$—	$—	$9,253	$—	$79,744
Vincent L. Beatty	4,292	—	3,721	—	30,532
Christina J. Gehrke	27,096	6,021	27,357	—	247,014
Former Named Executive Officers:
Richard M. Riccobono	12,898	30,638	13,543	(189,910)	—
John P. McMurray	969	—	26	(995)	—

(1)
The amounts reported in this column reflect the elective deferrals made by the named executive officers of base salary earned for 2010. These amounts are included in the compensation reported in the Salary column of the "2010 Summary Compensation Table."

(2)
The amounts reported in this column reflect matching contributions made by the Seattle Bank in 2011 for 2010 contributions. These amounts are included in the All Other Compensation column of the "2010 Summary Compensation Table."

(3)	Of the amounts in this column, the following amounts have also been reported in the "2010 Summary Compensation Table" for 2010, 2009, and 2008.

Name	Reported for 2010	Previously Reported for 2009	Previously reported for 2008
(in dollars)
Current Named Executive Officers:
Steven R. Horton	$—	$17,749	$26,035
Vincent L. Beatty	4,292	6,878	7,236
Christina J. Gehrke	33,117	89,133	81,078
Former Named Executive Officers:
Richard M. Riccobono	43,536	41,128	41,200
John P. McMurray	969	—	—

The Thrift BEP is a non-qualified, defined contribution plan under which participating executives can elect to defer up to 25% of their base salary each year.
In addition, each year, participating executives are given the opportunity to elect to defer a portion of their incentive compensation that relates to the current year’s performance, but will not be paid until the following year. These elections must be received by June 30 of the current year, even though the amount of the incentive payment for that year is unknown, and will not be paid until the following year. Each year, after the participant has reached the annual IRC limit under the 401(k) plan, we credit the participant’s Thrift BEP account with a matching amount equal to the amount of the matching contribution that we would have made on amounts deferred by the executive under the Thrift BEP during such year had such amounts actually been deferred under our 401(k) plan without regard to applicable IRC limits. In addition, each year, each Thrift BEP participant's account is credited with notional investment earnings at the rate earned by the investments selected by the participant from the pool of investment choices offered under the 401(k) plan.

The GBC Committee determines which executive officers are eligible to participate in the Thrift BEP. Messrs. Horton and Beatty and Ms. Gehrke participated in the Thrift BEP as of December 31, 2010.
Participants in the Thrift BEP are fully vested in the amounts credited to their accounts under the Thrift BEP at all times. A participant's Thrift BEP account will be distributed to the participant (or his or her beneficiary, in the event of the participant's death) upon the participant's termination of employment in either a lump sum or in installment payments over a period of up to 10 years (as elected by the participant or beneficiary, as applicable). A participant may make separate distribution elections with respect to the portion of his or her account attributable to deferrals and matching contributions made prior to 2005 and the portion of his or her account attributable to deferrals and matching contributions made after December 31, 2004. (The participant’s beneficiary may only elect the form of payment for the portion of the participant’s account that is attributable to deferrals and matching contributions made prior to 2005. The portion of the participant’s account that is attributable to deferrals and matching contributions made after 2004 is distributed to the beneficiary in the form elected by the participant.) If the participant or beneficiary, as applicable, does not elect a form of distribution with respect to either portion of the participant’s account, then that portion of the participant’s account will be distributed in installment payments over a period of 10 years.
Because the Thrift BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as apply to our 401(k) plan, and our obligations under the Thrift BEP are general obligations. The employee contribution, employer match, and the rate of earnings on the employee contributions are maintained in a rabbi trust established to segregate these assets from other assets.
Potential Payments Upon Termination or Change in Control
The information below describes the potential benefits payable to our named executive officers in the event of termination or change in control, as applicable.
Severance Policy
We provide severance benefits to eligible employees through a Board-approved policy. Provided that the following eligibility conditions are met, the Board-approved severance policy will provide the following benefits to our named executive officers other than Mr. Riccobono (our former president and chief executive officer who had severance terms in his employment agreement that are discussed below).

•	one-half month’s base salary continuation per year of service, with a minimum of two months and a maximum of 12 months;

•	medical, dental and vision coverage for the length of the salary continuation; and

•	individualized outplacement service.
Employees are eligible for severance payments under the following conditions:

•	the employee has satisfactorily completed three months of employment;

•	the employee is meeting or exceeding all goals and expectations during the course of the year as defined under our human resources policy;

•	the employee is involuntarily terminated from active employment without cause; and

•	the employee signs a separation and release agreement, which releases us from any and all claims arising out of employment with us or termination of employment.
For purposes of the severance plan, "without cause" means that the reason for termination does not relate to the employee’s performance, work habits, conduct, ability to meet job standards, or the employee’s compliance with the Seattle Bank policies, including our code of conduct.

Severance Benefits for Richard M. Riccobono
Effective October 25, 2010, Mr. Riccobono resigned from his position as president and chief executive officer of the Seattle Ban . Pursuant to Mr. Riccobono's employment agreement, he is receiving the following :

•	Severance pay equal to his base salary at the time of termination, payable in equal installments for 12 months from the date of termination (a total of $524,382); and

•	Continued health care benefits for a period of 18 months from the first of the month following his termination (a total of $29,164).
In addition, consistent with the Separation and Mutual Release with Mr. Riccobono, he received payment of $238,950 representing unpaid amounts that were provisionally determined as earned for each of the 2008 and 2009 interim years in the 2008-2010 and 2009-2011 performance periods under the applicable Long-Term BICP.
Effective September 2010, Mr. McMurray resigned from the Seattle Bank but was not entitled to any severance benefits or other payments as a result of his resignation.
2010 Post-Employment Compensation
The following table provides post-employment compensation information for each of our named executive officers, assuming involuntary termination without cause or a change in control as of December 31, 2010. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, and SERP as described in “—2010 Pension Benefits” and payments under the Thrift BEP described in “—2010 Non-Qualified Deferred Compensation”). Our named executive officers would not receive any other special benefits without specific Board action. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officer	Months of Severance	Severance	Months of Health & Welfare	Health & Welfare	Outplacement	Total
(in dollars)
Involuntary termination without cause:
Steven R. Horton	9.0	$331,302	9.0	$15,608	$5,000	$351,910
Vincent L. Beatty	3.0	70,159	3.0	5,203	5,000	80,362
Christina J. Gehrke	6.0	135,482	6.0	9,721	5,000	150,203
Mike E. Brandeberry	2.0	39,167	2.0	3,468	5,000	47,635
John F. Stewart	2.0	38,333	2.0	3,240	5,000	46,573

Director Compensation
2010 Compensation
Effective for 2010 compensation of the FHLBank directors, the Housing Act amended section 7(i) of the FHLBank Act, eliminating maximum limits on FHLBank director compensation and requiring approval of director compensation by the Finance Agency. Under the revised regulations, payments made to directors in compliance with pre-determined limits on annual directors’ compensation and the standards set forth in the regulations are deemed to be approved by the Finance Agency for purposes of section 7(i) of the FHLBank Act. In accordance with the revised regulations, the Seattle Bank established a formal policy governing the compensation and expense reimbursements payable to its directors for 2010.
In 2010, each director of the Seattle Bank was compensated for his or her performance of official bank business, including participation at Board and committee meetings and performance of other required duties. These duties include time spent: (1) preparing for, attending, and participating in meetings; (2) participating in telephonic meetings; (3) chairing meetings; (4) reviewing materials sent to directors on a periodic basis; (5) attending other related events such as management conferences, FHLBank System meetings, and director training; and (6) fulfilling the other responsibilities of directors.
Director compensation did not change from 2009 levels, which were established using recommendations from a study of director compensation levels performed by McLagan. The study, which included separate analyses of director compensation for small asset-sized commercial banks, Farm Credit Banks, and S&P 1500 companies, recommended setting baseline annual compensation at the lower-end of the small asset-sized commercial bank benchmarks with additional compensation amounts for chair, vice chair, and committee chair positions. Our Board followed the study’s recommendation and set 2009 and 2010 annual compensation for directors at the low end of the median level of director compensation for small asset-sized commercial banks.
Director fees are paid monthly subject to the GBC Committee’s periodic review of performance and compliance with the Seattle Bank’s director attendance guidelines. In consultation with the chairman, if a director's attendance does not meet the guidelines, the GBC Committee will refer the matter to the Board with a recommendation to discontinue monthly payments or to continue monthly payments along with the basis for its recommendation. The Board shall make the final determination.
The director compensation amounts for 2010 are set forth in the table below.

Board Position	Monthly Compensation	Annual Compensation
(in dollars)
Chair	$5,000	$60,000
Vice chair	4,583	55,000
Audit and Compliance Committee chair	4,583	55,000
Other committee chair	4,350	52,200
Director	3,750	45,000

Directors are eligible to participate in the Seattle Bank's deferred compensation plan for the Board. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees. No above-market or preferential earnings are paid on any earnings under the deferred compensation plan.
In addition, during 2010, each director was eligible for reimbursement of up to $3,000 to attend director training. Directors also were reimbursed for reasonable Seattle Bank-related travel expenses. We paid director fees of $750,000 and reimbursed training and travel expenses of $262,000 for the year ended December 31, 2010.

2011 Compensation
In connection with setting director compensation for 2011, the Council of Federal Home Loan Banks retained McLagan to review and recommend director compensation pay levels and pay structures for the FHLBanks. The study included separate analyses of director compensation for small, medium, and large asset-sized commercial banks, Fannie Mae, Freddie Mac, and the Office of Finance. The study recommended setting baseline annual compensation per director at between $75,000 and $85,000, which is slightly above the median level of the small and medium asset-sized commercial bank benchmarks, with additional compensation amounts for the chair (between $100,000 and $125,000), and vice chair and committee chair positions (between $85,000 and $100,000). Although the recommendation was approved by the Council of Federal Home Loan Banks, our Board did not adopt the study's recommendations and elected to maintain 2011 director fees at the 2009 and 2010 levels.
2010 Director Compensation Table
The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2010.

Name	Paid in Cash	Total
(in dollars)
William V. Humphreys	$60,000	$60,000
Craig E. Dahl	55,000	55,000
Les AuCoin	45,000	45,000
Mike Daly	45,000	45,000
Marianne M. Emerson	45,000	45,000
Daniel R. Fauske	45,000	45,000
Frederick C. Kiga	45,000	45,000
Russell J. Lau	52,200	52,200
James G. Livingston	45,000	45,000
William A. Longbrake *	21,750	21,750
Cynthia A. Parker	45,000	45,000
Park Price	49,200	49,200
Donald V. Rhodes	52,200	52,200
Jack T. Riggs, M.D.	45,000	45,000
David F. Wilson	45,000	45,000
Gordon Zimmerman	55,000	55,000

*	Mr. Longbrake resigned from the Board in May 2010.

Appendix A
Companies Included in the Composite Compensation Survey Provided by McLagan

Aegon USA Realty Advisors	Fannie Mae	Morgan Keegan & Company, Inc.
AIB Capital Markets	Federal Home Loan Bank of Atlanta	National Australia Bank
AIG	Federal Home Loan Bank of Boston	Nationstar Mortgage LLC
Alliance Bernstein L.P.	Federal Home Loan Bank of Chicago	Nationwide
American Capital	Federal Home Loan Bank of Cincinnati	Natixis
American Express	Federal Home Loan Bank of Dallas	Newedge
American Home Mortgage Servicing, Inc.	Federal Home Loan Bank Des Moines	Nomura Securities
Ameriprise Financial, Inc.	Federal Home Loan Bank of Indianapolis	Nord/LB
Arab Bank plc	Federal Home Loan Bank of New York	Northwestern Mutual Life Insurance Company
Arvest Mortgage Company	Federal Home Loan Bank of Pittsburgh	NYSE Euronext
Astoria Federal Savings	Federal Home Loan Bank of San Francisco	PHH Mortgage, Inc.
Aurora Bank FSB	Federal Home Loan Bank of Seattle	PNC
Australia & New Zealand Banking Group	Federal Home Loan Bank of Topeka	Prime Lending
B.F. Saul Mortgage	Fidelity Investments	Prudential Financial
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Rabobank Nederland
Banco Santander	First Tennessee Bank/ First Horizon	Raymond, James & Associates
Bank Hapoalim	Fortis Financial Services LLC	RBS/Citizens Bank
Bank of America	Fiserv, Inc.	Regions Financial Corporation
Bank of China	FNB Omaha	Robert W. Baird & Co. Inc.
Bank of Ireland Corporate Banking	Fortis Financial Services LLC	Royal Bank of Canada
Bank of the West	Fortress	Royal Bank of Scotland
Bank of Tokyo - Mitsubishi UFJ	Fox Pitt Kelton Cochran Caronia Waller	Russell Investments
Barclays Capital Group	Freddie Mac	Ryland Mortgage
BASF Corporation	Frost National Bank	Saxon Mortgage
Bayerische Landesbank	GE Commercial Finance	Schroder Investment Management
BBVA Compass	Harris Williams	Skandinaviska Enskilda Banken
BIDS Trading, L.P.	Harvard Management Company, Inc.	Societe Generale
BMO Financial Group	Hess Corporation	Southwest Securities
BNP Paribas	Home State Bank	Sovereign Bank
BP Oil International Ltd.	HSBC Bank	Specialized Loan Servicing
Branch Banking & Trust Co.	HSBC Global Banking and Markets	Standard Bank
Brown Brothers Harriman & Co.	Huntington Bancshares, Inc.	Standard Chartered Bank
Cain Brothers & Company, LLC	ING	State Street Bank & Trust Company
Calyon	International Securities Exchange	Stone & Youngberg
Capital One	ITG	Sumitomo Mitsui Banking Corporation
Cargill	Janney Montgomery Scott Inc.	SunTrust Banks
Carval Investors	Johnson Financial Group	SVB Financial Group
Cerberus Capital	JP Morgan Chase	Synovus
Charles Schwab & Co., Inc	KBC Bank	TD Ameritrade
CIBC World Markets	KeyCorp	TD Securities
Citadel Investment Group, LLC	KPMG	Technology Credit Union
Citi Global Consumer Group	Landesbank Baden-Wuerttemberg	The Bank of New York Mellon
Citigroup	Legg Mason & Co., LLC	The Bank of Nova Scotia
Citizens Bank	Liberty Mutual Group	The CIT Group
Citizens Republic Bancorp	Litton Loan Servicing LP	The Gavilon Group, LLC
Comerica	Lloyds Banking Group	The Hartford
Commerzbank	Louis Dreyfus Highbridge Energy	The Northern Trust Corporation
Credit Industriel et Commercial	Majestic Research	The Options Clearing Corporation
D.A. Davidson & Co.	Makinac Savings Bank	The Sumitomo Trust & Banking Co., Ltd.
Deloitte & Touche	Man Group plc	The Vanguard Group, Inc.
Denham Capital Management LP	MarketAxess	TIAA-CREF
Depository Trust & Clearing Corporation	Marshall & Ilsley Corporation	Toyota Financial Services
Dexia	McGladrey Capital Markets	UniCredit
Discover Financial Services	Metropolitan Life Insurance Company	Union Bank of California
Dresdner Kleinwort	MGIC	United Bank for Africa Plc
DVP Bank	Mission Federal Credit Union	Universal American Mortgage Co, LLC
Edison Mission Group	Mitsubishi Securities	USAA
EquiLend	Mitsubishi UFJ Trust & Banking Corporation (USA)	Wachovia Corporation
EverBank	Mizuho Corporate Bank, Ltd.	Wells Fargo Bank
Evercore Partners	Montgomery & Co, LLC	Westpac Banking Corporation
Exelon Corp		William Blair & Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Seattle Bank is a member-owned financial cooperative. All of our capital stock is owned by our members, with some limited exceptions (for example, for a period after a member is acquired by a nonmember). As of December 31, 2010, the Seattle Bank had 380 shareholders holding a total of 26,391,711 shares of Class B capital stock (including 9,894,766 shares of mandatorily redeemable Class B capital stock) and 1,588,642 shares of Class A capital stock (including 324,102 shares of mandatorily redeemable Class A capital stock).

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2010.

Member Name	Class A Shares Held	Class B Shares Held	Percent of Total Outstanding Shares
(in shares, except percentages)
JP Morgan Chase Bank, N.A. *	214,762	7,507,824	27.6
1111 Polaris Parkway
Columbus, OH 43240
Bank of America Oregon, N.A.	—	6,025,828	21.5
121 Southwest Morrison Street
Portland, OR 97204
Washington Federal Savings and Loan Association	—	1,498,231	5.4
425 Pike Street
Seattle, WA 98101

*	Nonmember shareholder of the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock. The following table presents our outstanding capital stock held by members, as of December 31, 2010, with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percent of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	1,353	1,031,916	3.7
1164 Bishop Street, Suite 1000
Honolulu, HI 96813
Zions First National Bank	James G. Livingston	14,572	371,357	1.4
One South Main Street, Suite 200
Salt Lake City, UT 84111
Heritage Bank	Donald V. Rhodes	3,390	52,553	*
201 5th Avenue Southwest
Olympia, WA 98501
Alaska Pacific Bank	Craig E. Dahl	—	17,839	*
2094 Jordan Avenue
Juneau, AK 99801
First Federal Savings Bank	David J. Ferries (3)	—	16,381	*
46 West Brundage Street
Sheridan, WY 82801
Community Bank, Inc.	Gordon Zimmerman	—	15,871	*
63239 U.S. Highway 93
Ronan, MT 59864
Citizens Bank	William V. Humphreys	719	9,046	*
275 Southwest Third Street
Corvallis, OR 97333
Bank of Idaho	Park Price	—	5,794	*
399 North Capital Avenue
Idaho Falls, ID 83402

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 977,641 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the chairman of the board of directors.
(3)	Mr. Ferries became a director of the Seattle Bank on January 1, 2011.

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

Our members are limited in voting on the election of our Board. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance.” The maximum number of votes that a member may cast is equal to the number of shares of capital stock the member was required to hold on December 31 of the preceding year, but may not exceed the average amount of capital stock required to be held by members in the same state as of that date. Independent directors are elected by members on a district-wide basis. In addition, each member is eligible to vote for the open member director seats only in the state in which its principal place of business is located. Accordingly, none of the members listed above nor any individual director affiliated with any of such members holds significant voting power over the election of our Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Seattle Bank is a member-owned financial cooperative. All of our outstanding capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a nonmember). We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our membership. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons who are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no Board representation. All nonordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Financial Operations and Affordable Housing Committee. See Note 20 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.
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
As of the date of this report, the Seattle Bank has 14 directors, eight of whom were elected from and by our members and six of whom are independent directors elected by our members. None of the directors is an “inside” director; that is, none of the directors is a Seattle Bank employee or officer. Further, the directors are prohibited from personally owning stock or stock options in the Seattle Bank. Each of the elected member directors, however, is a senior officer or director of a member of the Seattle Bank that is encouraged to engage in transactions with us on a regular basis.

Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Agency’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of February 18, 2011, each of the Seattle Bank’s directors was independent under these criteria.
SEC Rules Regarding Independence
SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GBC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent, as of February 18, 2011. After applying the NYSE independence standards to each of our directors, the Board determined that, as of February 18, 2011, elected member directors Dahl, Humphreys, Livingston, Price, Rhodes, and Zimmerman, and elected independent directors AuCoin, Emerson, Kiga, Parker, Riggs, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.
The Board has a standing Audit and Compliance Committee and a standing GBC Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE independence standards applicable for Audit and Compliance Committee members and all the GBC members were independent under the NYSE independence standards applicable for compensation committee members. Further, the Board determined that director Zimmerman was an audit committee financial expert within the meaning of the SEC rules, and as of February 18, 2011, was independent under NYSE independence standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2010 and 2009, by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2010	2009
(dollars in thousands)
Audit fees	$1,177	$1,223
Audit-related fees	72	4
All other fees	301	2
Total	$1,550	$1,229

Audit fees for the years ended December 31, 2010 and 2009 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements and internal control over financial reporting of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.
Audit-related fees for the years ended December 31, 2010 and 2009 were for assurance and related services, and consultations with management as to the accounting treatments of specific products and transactions.
All other fees for the years ended December 31, 2010 and 2009 were primarily for non-attestation advisory services related to our proposed business plan for the Finance Agency and for a financial literature subscription service.
The Seattle Bank is exempt from all federal, state, and local taxation on income. No tax fees were paid during the years ended December 31, 2010 and 2009.
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
All 2010 audit fees were approved pursuant to the process described above.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, and March 6, 2009.

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Richard Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2 *	Separation and Release of Claims Agreement between the Federal Home Loan Bank of Seattle and Richard M. Riccobono dated October 25, 2010.
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

10.7 *	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2010.
10.8 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of November 23, 1991, amended effective as of January 1, 2008 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009).

10.9 *
Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of July 1, 1994, amended effective as of January 1, 2005 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2009).

10.10 *
Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 28, 2008).

10.11 *
Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the SEC on March 3,0 2009).

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
10.14
Purchase Price and Terms Letter between the Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.15
Stipulation and Consent to the Issuance of a Consent Order dated October 25, 2010, executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2010).

Exhibits (continued)

Exhibit No.	Exhibits

10.16
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
99.1
Joint Capital Enhancement Agreement entered into by each of the Federal Home Loan Banks, effective as of February 28, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on March 1, 2011).

99.2	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Steven R. Horton	Dated:	March 23, 2011
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vincent L. Beatty	Dated:	March 23, 2011
Vincent L. Beatty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 23, 2011
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

By:	/s/ Steven R. Horton	Dated:	March 23, 2011
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Vincent L. Beatty	Dated:	March 23, 2011
Vincent L. Beatty
Senior Vice President, Chief Financial Officer

By:	/s/ Christina J. Gehrke	Dated:	March 23, 2011
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

By:	/s/ William V. Humphreys	Dated:	March 23, 2011
William V. Humphreys, Chair

By:	/s/ Craig E. Dahl	Dated:	March 23, 2011
Craig E. Dahl, Vice Chair

By:	/s/ Les AuCoin	Dated:	March 23, 2011
Les AuCoin, Director

By:	/s/ Marianne M. Emerson	Dated:	March 23, 2011
Marianne M. Emerson, Director

By:	/s/ David J. Ferries	Dated:	March 23, 2011
David J. Ferries, Director

By:	/s/ Frederick C. Kiga	Dated:	March 23, 2011
Frederick C. Kiga, Director

By:	/s/ Russell J. Lau	Dated:	March 23, 2011
Russell J. Lau, Director

By:	/s/James G. Livingston	Dated:	March 23, 2011
James G. Livingston, Director

By:	/s/ Cynthia A. Parker	Dated:	March 23, 2011
Cynthia A. Parker, Director

By:	/s/ Park Price	Dated:	March 23, 2011
Park Price, Director

By:	/s/ Donald V. Rhodes	Dated:	March 23, 2011
Donald V. Rhodes, Director

By:	/s/ Jack T. Riggs, M.D.	Dated:	March 23, 2011
Jack T. Riggs, Director

By:	/s/ David F. Wilson	Dated:	March 23, 2011
David F. Wilson, Director

By:	/s/ Gordon Zimmerman	Dated:	March 23, 2011
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
4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, and March 6, 2009.

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Richard Riccobono, dated as of February 26, 2007, effective as of May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 28, 2007).

10.2 *	Separation and Release of Claims Agreement between the Federal Home Loan Bank of Seattle and Richard M. Riccobono dated October 25, 2010.
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

10.7 *	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Plan for Exempt Staff and Officers as of January 1, 2010.
10.8 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of November 23, 1991, amended effective as of January 1, 2008 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009).

10.9 *
Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on December 30, 2008, originally effective as of July 1, 1994, amended effective as of January 1, 2005 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2009).

10.10 *
Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 28, 2008).

10.11 *
Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the SEC on March 3,0 2009).

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
10.14
Purchase Price and Terms Letter between the Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.15
Stipulation and Consent to the Issuance of a Consent Order dated October 25, 2010, executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2010).

LIST OF EXHIBITS (continued)

Exhibit No.	Exhibits

10.16
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
99.1
Joint Capital Enhancement Agreement entered into by each of the Federal Home Loan Banks, effective as of February 28, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on March 1, 2011).

99.2	Federal Home Loan Bank of Seattle Audit Committee Report.

*	Director or employee compensation benefit related exhibit.