Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Seattle
filed 2011-05-12
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2011
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2011, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,404,798 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	March 31, 2011	December 31, 2010
(in thousands, except par value)
Assets
Cash and due from banks	$26,821	$1,181
Deposits with other Federal Home Loan Banks (FHLBanks)	53	9
Securities purchased under agreements to resell	3,250,000	4,750,000
Federal funds sold	9,806,000	6,569,152
Investment securities:
Available-for-sale (AFS) securities (Note 3)	12,324,655	12,717,669
Held-to-maturity (HTM) securities (fair values of $5,044,768 and $6,403,552 as of March 31, 2011 and December 31, 2010) (Note 4)	5,098,286	6,462,215
Total investment securities	17,422,941	19,179,884
Advances (Note 6)	12,332,524	13,355,442
Mortgage loans held for portfolio, net (includes $1,794 of allowance for credit losses as of March 31, 2011 and December 31, 2010) (Notes 7 and 8)	2,961,764	3,208,954
Accrued interest receivable	83,636	86,356
Premises, software, and equipment, net (includes $17,569 and $16,854 of accumulated depreciation and amortization as of March 31, 2011 and December 31, 2010)	16,474	15,514
Derivative assets, net (Note 9)	7,596	13,013
Other assets	30,548	28,465
Total Assets	$45,938,357	$47,207,970
Liabilities
Deposits:
Interest-bearing	$305,334	$502,787
Total deposits	305,334	502,787
Consolidated obligations, net (Note 10):
Discount notes	13,196,918	11,596,307
Bonds	29,729,231	32,479,215
Total consolidated obligations, net	42,926,149	44,075,522
Mandatorily redeemable capital stock (Note 11)	1,033,153	1,021,887
Accrued interest payable	122,438	129,472
Affordable Housing Program (AHP) payable	4,613	5,042
Derivative liabilities, net (Note 9)	216,786	253,660
Other liabilities	34,552	36,961
Total liabilities	44,643,025	46,025,331
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,396 and 16,497 shares as of March 31, 2011 and December 31, 2010	1,639,599	1,649,695
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,255 and 1,265 shares as of March 31, 2011 and December 31, 2010	125,489	126,454
Total capital stock	1,765,088	1,776,149
Retained earnings	61,268	73,396
Accumulated other comprehensive loss (AOCL) (Note 11)	(531,024)	(666,906)
Total capital	1,295,332	1,182,639
Total Liabilities and Capital	$45,938,357	$47,207,970

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
(in thousands)
Interest Income
Advances	$29,958	$46,131
Prepayment fees on advances, net	361	2,607
Interest-bearing deposits	40	17
Securities purchased under agreements to resell	1,060	1,641
Federal funds sold	5,435	3,770
AFS securities	(2,034)	3,755
HTM securities	25,597	40,627
Mortgage loans held for portfolio	38,333	49,633
Total interest income	98,750	148,181
Interest Expense
Consolidated obligations - discount notes	4,547	4,321
Consolidated obligations - bonds	73,642	102,305
Deposits	57	45
Total interest expense	78,246	106,671
Net Interest Income	20,504	41,510
Less: Benefit for credit losses	—	(428)
Net Interest Income after Provision for Credit Losses	20,504	41,938
Other (Loss) Income
Total other-than-temporary impairment (OTTI) loss (Note 5)	(15)	(57,254)
Net amount of OTTI loss reclassified (from) to AOCL	(22,725)	37,614
Net OTTI loss recognized in income	(22,740)	(19,640)
Net gain on derivatives and hedging activities (Note 9)	8,289	4,017
Net realized loss on early extinguishment of consolidated obligations	(900)	(3,916)
Service fees	625	673
Other, net	—	2
Total other loss	(14,726)	(18,864)
Other Expense
Operating:
Compensation and benefits	6,671	7,587
Other operating	8,486	5,808
Federal Housing Finance Agency (Finance Agency)	1,820	681
Office of Finance	840	644
Other, net	89	96
Total other expense	17,906	14,816
(Loss) Income before Assessments	(12,128)	8,258
Assessments
AHP	—	674
Resolution Funding Corporation (REFCORP)	—	1,517
Total assessments	—	2,191
Net (Loss) Income	$(12,128)	$6,067

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2011 and 2010	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings	AOCL	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	2	174	—	—	174
Net shares reclassified to mandatorily redeemable capital stock	—	1	(18)	(1,866)	—	—	(1,865)
Comprehensive income:
Net income	—	—		—	6,067	—	6,067
Other comprehensive income (Note 11)	—	—		—	—	53,060	53,060
Total comprehensive income	—	—	—	—	—	—	59,127
Balance, March 31, 2010	1,325	132,519	17,155	1,715,457	58,964	(855,756)	1,051,184
Balance, December 31, 2010	1,265	126,454	16,497	1,649,695	73,396	(666,906)	1,182,639
Proceeds from sale of capital stock	—	—	2	205	—	—	205
Net shares reclassified to mandatorily redeemable capital stock	(10)	(965)	(103)	(10,301)	—	—	(11,266)
Comprehensive (loss) income:
Net loss	—	—	—	—	(12,128)	—	(12,128)
Other comprehensive income (Note 11)	—	—	—	—	—	135,882	135,882
Total comprehensive income	—	—	—	—	—	—	123,754
Balance, March 31, 2011	1,255	$125,489	16,396	$1,639,599	$61,268	$(531,024)	$1,295,332

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
(in thousands)
Operating Activities
Net (loss) income	$(12,128)	$6,067
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,337	(44,398)
Net OTTI loss recognized in income	22,740	19,640
Net change in net fair value adjustment on derivatives and hedging activities	1,529	44,303
Loss on early extinguishment of consolidated obligations	900	3,916
Benefit for credit losses	—	(428)
Other adjustments	—	169
Net change in:
Accrued interest receivable	2,720	45,313
Other assets	(1,531)	3,616
Accrued interest payable	(7,034)	(61,466)
Other liabilities	(2,821)	(5,933)
Total adjustments	18,840	4,732
Net cash provided by operating activities	6,712	10,799
Investing Activities
Net change in:
Interest-bearing deposits	(35,386)	20,006
Deposits with other FHLBanks	(44)	(13)
Securities purchased under agreements to resell	1,500,000	(4,000,000)
Federal funds sold	(3,236,848)	1,051,920
Premises, software and equipment	(1,681)	(290)
AFS securities:
Proceeds from long-term	494,226	45,712
Purchases of long-term	—	(793,641)
HTM securities:
Net decrease in short-term	1,008,000	114,000
Proceeds from maturities of long-term	400,902	436,407
Purchases of long-term	(47,099)	(137,274)
Advances:
Proceeds	14,024,170	9,201,755
Made	(13,050,782)	(6,830,630)
Mortgage loans held for portfolio:
Principal collected	245,407	179,443
Net cash provided by (used in) investing activities	1,300,865	(712,605)

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended March 31,
	2011	2010
(in thousands)
Financing Activities
Net change in:
Deposits	$(201,843)	$32,817
Net proceeds on derivative contracts with financing elements	(2,858)	—
Net proceeds from issuance of consolidated obligations:
Discount notes	176,898,148	267,338,358
Bonds	5,364,741	12,522,759
Payments for maturing and retiring consolidated obligations:
Discount notes	(175,291,345)	(268,334,582)
Bonds	(8,048,985)	(11,588,000)
Proceeds from issuance of capital stock	205	174
Net cash used in financing activities	(1,281,937)	(28,474)
Net increase (decrease) in cash and cash equivalents	25,640	(730,280)
Cash and cash equivalents at beginning of the period	1,181	731,430
Cash and cash equivalents at end of the period	$26,821	$1,150

Supplemental Disclosures
Interest paid	$85,279	$168,138
AHP payments, net	$429	$1,763
Transfers of mortgage loans to real estate owned	$822	$1,273
Transfers of HTM securities to AFS securities	$8,152	$77,327

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2010 audited financial statements and related notes (2010 Audited Financial Statements) included in the 2010 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of March 31, 2011 and the operating results for the three months ended March 31, 2011 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2011.
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
Recently Issued or Adopted Accounting Guidance
Repurchase Agreements
On April 29, 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria in determining effective control. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012 for the Seattle Bank). The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance may result in increased financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
 On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period became effective for interim and annual reporting periods as of December 31, 2010. The required disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods as of January 1, 2011. The adoption of this amended guidance resulted in increased annual and interim financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows. See Note 8.

On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. On April 5, 2011, the FASB issued guidance clarifying which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Seattle Bank), and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance may result in increased financial statement disclosures, but will not affect on our financial condition, results of operations, or cash flows.
Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued amended guidance related to the disclosure of fair value measurements. We adopted this guidance as of January 1, 2010, except for the required disclosures relating to purchases, sales, issuances, and settlements in the rollforward of activity for fair value measurements using significant unobservable inputs (Level 3), which we adopted as of January 1, 2011. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous period presented for comparison purposes. Adoption of the 2010 and 2011 guidance resulted in increased financial statement disclosures (see Note 13), but did not affect our financial condition, results of operations, or cash flows.

Note 2—Regulatory Matters
The following discussion summarizes the regulatory matters of the Seattle Bank and, where applicable, provides updates to such matters. See Note 2 in our 2010 Audited Financial Statements included our 2010 annual report on Form 10-K for a detailed discussion of the Seattle Bank's regulatory matters.
Our financial statements and related notes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our private-label mortgage-backed securities (PLMBS) and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA regulations, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010. For further information on the PCA regulation and the Seattle Bank's capital classification, see Note 11.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements and we have agreed to address, among other things:

•
Risk Management and Asset Improvement - We may not resume purchasing mortgage loans under our Mortgage Purchase Program (MPP), a program under which we ceased purchasing mortgage loans in 2006, and must resolve the technical violation of the requirement to provide supplemental mortgage insurance (SMI) on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

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

The Consent Arrangement also provides for a Stabilization Period commencing on the date of the Consent Order and continuing through the filing of our second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC). The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. Our performance in terms of these metrics, as of the end of the first quarter 2011, is as follows:

•
Retained Earnings, which represent accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses, decreased to $61.3 million as of March 31, 2011, from $73.4 million at the end of 2010 as a result of our first quarter 2011 net loss.

•	AOCL, which primarily represents accumulated unrealized losses on our PLMBS classified as other-than-temporary, improved to $531.0 million, from $666.9 million as of December 31, 2010.

•
MVE to PVCS Ratio, which compares the market value of our assets minutes the market value of our liabilities to the par value of our capital stock (including mandatorily redeemable capital stock), increased to 80.6% as of March 31, 2011, compared to 75.7% as of December 31, 2010.

Through March 31, 2011, we have met the minimum financial metrics pursuant to the Consent Arrangement at each reporting period end. In addition, we have continued taking the specified actions within the timeframes noted in the Consent Order and meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the Stabilization Period unless the Finance Agency takes additional action.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification and return to normal operations. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating with the Finance Agency so that actions taken and improvements proposed are aligned with the Finance Agency's expectations. However, there is a risk that implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and net income, further affecting our financial condition and results of operations.

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. We cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, achieve the minimum financial metrics by the end of the Stabilization Period and maintain them thereafter, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA provisions or imposition of additional requirements or conditions by the Finance Agency, which could have a material adverse consequence to the Seattle Bank's business, including its financial condition and results of operations.

Note 3—Available-for-Sale Securities
Major Security Types
 The following tables summarize our AFS securities as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (3)	$4,414,122	$—	$2,594	$(2,398)	$4,414,318
Temporary Liquidity Guarantee Program (TLGP) securities (4)	6,377,640	—	11,162	(997)	6,387,805
Residential PLMBS	1,994,294	(1,108,344)	636,582	—	1,522,532
Total	$12,786,056	$(1,108,344)	$650,338	$(3,395)	$12,324,655

	As of December 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
GSE obligations (3)	$4,854,017	$—	$1,956	$(6,137)	$4,849,836
TLGP securities (4)	6,390,998	—	9,057	(1,277)	6,398,778
Residential PLMBS	2,059,078	(1,125,755)	535,732	—	1,469,055
Total	$13,304,093	$(1,125,755)	$546,745	$(7,414)	$12,717,669

(1)
Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings. The amortized cost basis of our GSE obligations and TLGP securities excludes favorable basis adjustments of $7.5 million and $9.1 million related to fair value hedges as of March 31, 2011 and December 31, 2010.

(2)	See Note 11 for a reconciliation of the AOCL related to AFS securities for the three months ended March 31, 2011 and 2010.
(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Associations (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $447.2 million and $423.9 million and net accretable discounts of $$65,000 as of March 31, 2011 and December 31, 2010.
On October 25, 2010, the Seattle Bank entered into the Consent Arrangement. As required by the Consent Arrangement with the Finance Agency. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's total assets. In the event that our advance balance does not materially increase, we expect that our investments balance will decrease over time as we strive to achieve our desired target ratio.

During first quarter 2011 and in 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which the Seattle Bank considers to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses.
The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during first quarter 2011 and in 2010. The amounts below represent the values as of the referenced transfer dates.

	For the Three Months Ended March 31, 2011				2010
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ending:
March 31	$12,942	$(4,790)	$571	$8,723	$136,506	$(59,179)	$—	$77,327
June 30					212,042	(96,099)	4,742	120,685
September 30					199,208	(72,500)	9,405	136,113
December 31					141,816	(58,220)	6,676	90,272
Total	$12,942	$(4,790)	$571	$8,723	$689,572	$(285,998)	$20,823	$424,397

As of March 31, 2011 and December 31, 2010, we held $3.0 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 14 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010. The total unrealized losses in the tables below will not agree to the total gross unrealized losses included in the "Major Security Types" tables above. The total unrealized losses below include non-credit OTTI losses recorded in AOCL and subsequent unrealized changes in fair value related to other-than-temporarily impaired securities.

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$1,724,225	$(2,398)	$—	$—	$1,724,225	$(2,398)
TLGP securities	1,385,552	(997)	—	—	1,385,552	(997)
Residential PLMBS	—	—	1,522,532	(471,762)	1,522,532	(471,762)
Total	$3,109,777	$(3,395)	$1,522,532	$(471,762)	$4,632,309	$(475,157)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$2,833,502	$(6,137)	$—	$—	$2,833,502	$(6,137)
TLGP securities	3,139,712	(1,277)	—	—	3,139,712	(1,277)
Residential PLMBS	—	—	1,469,055	(590,023)	1,469,055	(590,023)
Total	$5,973,214	$(7,414)	$1,469,055	$(590,023)	$7,442,269	$(597,437)

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of March 31, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2011		As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-mortgage-backed securities (MBS):
Due in less than one year	$2,886,981	$2,888,472	$1,110,100	$1,109,843
Due after one year through five years	7,867,736	7,876,995	9,970,048	9,975,331
Due after five years through 10 years	—	—	127,813	126,505
Due after 10 years	37,045	36,656	37,054	36,935
Subtotal	10,791,762	10,802,123	11,245,015	11,248,614
MBS	1,994,294	1,522,532	2,059,078	1,469,055
Total	$12,786,056	$12,324,655	$13,304,093	$12,717,669

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of March 31, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	March 31, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$4,078,345	$4,529,563
Variable	6,713,417	6,715,452
Subtotal	10,791,762	11,245,015
MBS:
Variable	1,994,294	2,059,078
Subtotal	1,994,294	2,059,078
Total	$12,786,056	$13,304,093

As of March 31, 2011 and December 31, 2010, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $7.5 million and $9.1 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of March 31, 2011 and December 31, 2010, 89.8% and 81.2% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable rate.
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities is included in Note 5.

Note 4—Held-to-Maturity Securities
 Major Security Types
 The following tables summarize our HTM securities as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$259,000	$—	$259,000	$19	$—	$259,019
Other U.S. agency obligations (5)	29,584	—	29,584	340	(5)	29,919
GSE obligations (6)	389,370	—	389,370	34,160	—	423,530
State or local housing agency obligations	3,400	—	3,400	—	(27)	3,373
Subtotal	681,354	—	681,354	34,519	(32)	715,841
Residential MBS:
Other U.S. agency (5)	178,850	—	178,850	143	(335)	178,658
GSEs (6)	3,110,133	—	3,110,133	33,885	(2,656)	3,141,362
PLMBS	1,189,191	(61,242)	1,127,949	5,850	(124,892)	1,008,907
Subtotal	4,478,174	(61,242)	4,416,932	39,878	(127,883)	4,328,927
Total	$5,159,528	$(61,242)	$5,098,286	$74,397	$(127,915)	$5,044,768

	As of December 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,267,000	$—	$1,267,000	$13	$—	$1,267,013
Other U.S. agency obligations (5)	38,169	—	38,169	453	(9)	38,613
GSE obligations (6)	389,255	—	389,255	39,298	—	428,553
State or local housing agency obligations	3,590	—	3,590	—	—	3,590
Subtotal	1,698,014	—	1,698,014	39,764	(9)	1,737,769
Residential MBS:
Other U.S. agency (5)	182,211	—	182,211	277	(40)	182,448
GSEs (6)	3,312,555	—	3,312,555	41,079	(1,203)	3,352,431
PLMBS	1,339,968	(70,533)	1,269,435	6,481	(145,012)	1,130,904
Subtotal	4,834,734	(70,533)	4,764,201	47,837	(146,255)	4,665,783
Total	$6,532,748	$(70,533)	$6,462,215	$87,601	$(146,264)	$6,403,552

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 11 for a reconciliation of the AOCL related to HTM securities for the three months ended March 31, 2011 and 2010.
(3)	Represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Primarily consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our MBS investments classified as HTM includes $652,000 and $1.3 million of credit-related OTTI losses, net accretable premium of $1.3 million and $1.5 million, and net accretable discount of $17.8 million and $20.0 million as of March 31, 2011 and December 31, 2010.
During the three months ended March 31, 2011 and in 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3).
As of March 31, 2011 and December 31, 2010, we held $330.7 million and $384.3 million million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of March 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$23	$—	$1,293	$(5)	$1,316	$(5)
State or local housing agency obligations	1,413	(27)	—	—	1,413	(27)
Subtotal	1,436	(27)	1,293	(5)	2,729	(32)
Residential MBS:
Other U.S. agency	157,104	(335)	—	—	157,104	(335)
GSEs	918,391	(2,656)	—	—	918,391	(2,656)
Temporarily impaired PLMBS	21,878	(62)	516,525	(124,830)	538,403	(124,892)
Other-than-temporarily impaired PLMBS	—	—	90,570	(61,242)	90,570	(61,242)
Subtotal	1,097,373	(3,053)	607,095	(186,072)	1,704,468	(189,125)
Total	$1,098,809	$(3,080)	$608,388	$(186,077)	$1,707,197	$(189,157)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,350	$(8)	$333	$(1)	$1,683	$(9)
Subtotal	1,350	(8)	333	(1)	1,683	(9)
Residential MBS:
Other U.S. agency	56,804	(40)	—	—	56,804	(40)
GSEs	664,417	(1,203)	—	—	664,417	(1,203)
Temporarily impaired PLMBS	39,375	(196)	574,924	(144,816)	614,299	(145,012)
Other-than-temporarily impaired PLMBS	—	—	96,805	(70,533)	96,805	(70,533)
Subtotal	760,596	(1,439)	671,729	(215,349)	1,432,325	(216,788)
Total	$761,946	$(1,447)	$672,062	$(215,350)	$1,434,008	$(216,797)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of March 31, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2011			As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$350,169	$350,169	$354,295	$1,276,107	$1,276,107	$1,276,242
Due after one year through five years	299,583	299,583	329,655	389,255	389,255	428,554
Due after five years through 10 years	11,742	11,742	11,838	11,722	11,722	11,821
Due after 10 years	19,860	19,860	20,053	20,930	20,930	21,152
Subtotal	681,354	681,354	715,841	1,698,014	1,698,014	1,737,769
MBS	4,478,174	4,416,932	4,328,927	4,834,734	4,764,201	4,665,783
Total	$5,159,528	$5,098,286	$5,044,768	$6,532,748	$6,462,215	$6,403,552

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of March 31, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	March 31, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$649,752	$1,665,362
Variable	31,602	32,652
Subtotal	681,354	1,698,014
MBS:
Fixed	772,107	927,307
Variable	3,706,067	3,907,427
Subtotal	4,478,174	4,834,734
Total	$5,159,528	$6,532,748

Credit Risk
 A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities is included in Note 5.

Note 5—Investment Credit Risk and Assessment for OTTI
Credit Risk
Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS, collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, or losses on the sale of foreclosed properties.
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider 1) our intent to sell each such investment security and 2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.
PLMBS
 Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks enhanced their overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for the majority of these securities. As part of the our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBank's system-wide process. We performed OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions. Three of our PLMBS could not be analyzed using the standard process. These securities (with a total unpaid principal balance of $4.3 million as of March 31, 2011) lacked the loan-level collateral data necessary to apply the FHLBanks' common platform and were assessed using a proxy for the missing loan-level data results.
Our evaluation includes estimating the cash flows that we are likely to collect, taking into account loan-level characteristics and structure of the applicable security and certain modeling assumptions to determine whether we will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security

•	prepayment speeds

•	default rates

•	loss severity on the collateral supporting the PLMBS

•	expected housing price changes

•	interest-rate assumptions
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

At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 10.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0%in each of the fifth and sixth years, and 2.3% to 5.6%  in each subsequent year.
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
We have engaged the FHLBank of Indianapolis to perform the cash flow analyses for our applicable PLMBS, utilizing the key modeling assumptions approved by the FHLBanks. In addition, the FHLBank of San Francisco has provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and have fair values below amortized cost. We based our OTTI evaluations on the approved assumptions and the cash flow analyses provided by the FHLBanks of Indianapolis and San Francisco. In addition, we independently verified the cash flows modeled by the FHLBanks of Indianapolis and San Francisco, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks.
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI as of March 31, 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended March 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime:
2008	8.3	7.5-8.4	26.1	20.8-48.4	41.1	36.3-42.2	24.6	20.5-41.8
2005	5.5	4.8-9.6	27.7	12.2-30.7	33.0	3.1-33.5	20.3	11.8-21.9
2004 and prior	15.5	3.0-43.9	3.1	0-41.0	23.2	0-49.3	9.7	2.8-51.7
Total prime	13.8	3.0-43.9	8.2	0-48.4	26.7	0-49.3	12.7	2.8-51.7
Alt-A:
2008	10.2	9.6-10.7	53.6	47.7-55.9	47.8	45.2-53.9	35.6	25.9-39.8
2007	7.4	4.7-11.6	75.7	37.5-87.1	56.9	47.8-65.0	33.5	2.7-44.5
2006	5.9	3.8-7.6	83.0	73.6-89.7	57.7	49.0-68.2	40.0	25.9-59.2
2005	8.5	4.6-12.8	64.1	35.4-78.3	45.8	34.0-56.9	34.7	0-53.9
2004 and prior	13.5	12.8-17.1	22.7	0.4-32.0	33.0	18.1-36.3	17.1	10.1-28.4
Total Alt-A	7.5	3.8-17.1	73.6	0.4-89.7	55.0	18.1-68.2	35.6	0-59.2
Total PLMBS	8.7	3.0-43.9	60.8	0-89.7	49.4	0-68.2	31.1	0-59.2

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended March 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Alt-A:
2008	10.7	10.7-10.7	52.4	52.4-52.4	47.8	47.8-47.8	25.9	25.9-25.9
2007	8.0	5.6-11.6	71.3	37.5-83.2	54.4	47.8-65.0	18.9	2.7-44.1
2006	5.9	3.8-7.3	83.6	73.6-89.7	57.9	49.0-68.2	40.0	37.3-46.4
2005	7.5	6.1-9.7	72.1	53.8-78.3	49.6	34.3-56.9	31.9	14.2-47.6
Total	6.9	3.8-11.6	77.2	37.5-89.7	55.7	34.3-68.2	32.2	2.7-47.6

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in first quarter 2011 on 27 securities identified as OTTI in prior reporting periods. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI in the period noted	$—	$—	$—	$(37)	$(48,264)	$(48,301)
PLMBS identified with OTTI in prior periods	(22,740)	22,725	(15)	(19,603)	10,650	(8,953)
Total	$(22,740)	$22,725	$(15)	$(19,640)	$(37,614)	$(57,254)

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. For the three months ended March 31, 2011, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities (in 2010), transfers of certain OTTI HTM securities to AFS securities, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $135.9 million and $53.1 million for the three months ended March 31, 2011 and 2010. See Note 11 for a tabular presentation of AOCL.

The following table summarizes key information as of March 31, 2011 for the PLMBS on which we have recorded OTTI charges for the three months ended March 31, 2011.

	As of March 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$16,699	$16,208	$10,850	$11,136	$1,274,588	$1,001,428	$771,290
Total	$16,699	$16,208	$10,850	$11,136	$1,274,588	$1,001,428	$771,290

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes key information as of March 31, 2011 and December 31, 2010 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2011 or December 31, 2010).

	As of March 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$150,569	$149,987	$88,745	$90,570	$2,440,351	$1,994,294	$1,522,532
Total	$150,569	$149,987	$88,745	$90,570	$2,440,351	$1,994,294	$1,522,532

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Credit Loss Component of OTTI	2011	2010
(in thousands)
Balance, beginning of period	$424,073	$319,113
Additions:
Credit losses on securities on which OTTI was not previously recognized	—	37
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	22,740	19,603
Total additional credit losses recognized in period noted	22,740	19,640
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	—	(280)
Balance, end of period	$446,813	$338,473

*	Relates to securities that were also previously determined to be OTTI prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of March 31, 2011:

•
State and local housing agency obligations - We invest in state or local government bonds. We determined that, as of March 31, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments - For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of March 31, 2011, all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.22% to 8.22% as of March 31, 2011 and December 31, 2010. Interest rates on our AHP advances were 5.00% as of March 31, 2011 and December 31, 2010.

The following table summarizes our advances outstanding as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,089,453	1.13	$4,993,789	1.25
Due after one year through two years	1,436,853	3.00	3,027,371	1.75
Due after two years through three years	762,753	2.81	1,218,938	2.86
Due after three years through four years	585,247	3.26	308,891	3.50
Due after four years through five years	685,753	3.93	962,363	3.58
Thereafter	2,454,533	4.30	2,476,850	4.33
Total par value	12,014,592	2.37	12,988,202	2.33
Commitment fees	(556)		(573)
Discount on AHP advances	(7)		(9)
Net premium on advances *	22,637		23,120
Hedging adjustments	295,858		344,702
Total	$12,332,524		$13,355,442

*	Net premium on advances includes net deferred prepayment fees on prepaid advances accounted for as modified advances.

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of March 31, 2011 and December 31, 2010, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero, however, the symmetrical advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advance to ensure that we remain economically indifferent to the borrower's decision to prepay the advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $3.1 billion and $3.2 billion as of March 31, 2011 and December 31, 2010.
Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had variable-to-fixed interest-rate advances outstanding of $175.0 million as of March 31, 2011 and December 31, 2010.
The following table summarizes our advances by next put/convert date as of March 31, 2011 and December 31, 2010.

	As of	As of
Advances by Next Put/Convert Date	March 31, 2011	December 31, 2010
(in thousands)
Due in one year or less	$8,307,469	$7,214,305
Due after one year through two years	1,496,353	2,971,871
Due after two years through three years	872,753	1,426,438
Due after three years through four years	478,747	268,891
Due after four years through five years	145,753	390,863
Thereafter	713,517	715,834
Total par value	$12,014,592	$12,988,202

The following table summarizes our advances by interest-rate payment terms as of March 31, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	March 31, 2011	December 31, 2010
(in thousands)
Fixed:
Due in one year or less	$5,321,485	$4,270,407
Due after one year	5,098,803	6,783,078
Total fixed-rate	10,420,288	11,053,485
Variable:
Due in one year or less	767,968	723,382
Due after one year	826,336	1,211,335
Total variable	1,594,304	1,934,717
Total par value	$12,014,592	$12,988,202

As of March 31, 2011 and December 31, 2010, 76.5% and 76.4% of our fixed interest-rate advances were swapped to a variable rate.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2011, our top five borrowers held 59.7% of the par value of our outstanding advances, with the top two borrowers holding 47.5% (Bank of America Oregon, N.A. with 32.1% and Washington Federal Savings & Loan Association with 15.4%) and the other three borrowers each holding less than 10%. As of March 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 26 months. As of December 31, 2010, the top five borrowers held 59.8% of the par value of our outstanding advances, with the top two borrowers holding 45.8% (Bank of America Oregon, N.A. with 31.6% and Washington Federal Savings & Loan Association with 14.2%) and the other three borrowers each holding less than 10%. As of December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 27 months.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 14 for additional information on borrowers holding 10% or more of our outstanding capital stock.
We lend to financial institutions engaged in housing finance within our district pursuant to Federal statutes, including the FHLBank Act of 1932, as amended (FHLBank Act), which requires us to hold, or have access to, sufficient collateral to secure our advances. We have policies and procedures in place to manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us.
We do not expect to incur any credit losses on our advances. We have not provided any allowances for losses on advances because we believe it is probable that we will be able to collect all amounts due in accordance with the contractual terms of each agreement. For additional information on our credit risk on advances and allowance for credit losses, see Note 8.

Pursuant to the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's total assets. Further, we are reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. In April 2011, we announced changes to our collateral policies, including, among other things, changes to the methodology used to calculate the borrowing capacity of our members' pledged collateral, which we expect to be effective May 23, 2011. Going forward, for pledged loan collateral for which we previously relied on unpaid principal balance as a factor in calculating members' borrowing capacity, we will apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. Pursuant to the Consent Arrangement, we have submitted to the Finance Agency a plan to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and commenced remediation efforts such as the borrowing capacity change noted above. For further discussion of the Consent Arrangement, see Note 2 and 11.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $285,000 and $6.4 million for the three months ended March 31, 2011 and 2010.

Note 7—Mortgage Loans Held for Portfolio, Net
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. The following tables summarize our mortgage loans held for portfolio as of March 31, 2011 and December 31, 2010.

	As of	As of
Mortgage Loans Held for Portfolio, Net	March 31, 2011	December 31, 2010
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$369,010	$407,176
Fixed interest-rate, long-term*, single-family	2,593,189	2,801,124
Total loan principal	2,962,199	3,208,300
Premiums	22,870	24,648
Discounts	(21,511)	(22,200)
Mortgage loans held for portfolio, before allowance for credit losses	2,963,558	3,210,748
Less: Allowance for credit losses on mortgage loans	1,794	1,794
Total mortgage loans held for portfolio, net	$2,961,764	$3,208,954

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	March 31, 2011	December 31, 2010
(in thousands)
Government-guaranteed/insured	$135,916	$141,499
Conventional	2,826,283	3,066,801
Total loan principal	$2,962,199	$3,208,300

In addition to the associated property, the conventional mortgage loans held for portfolio are supported by a combination of primary mortgage insurance (PMI) and a lender risk account (LRA). The LRA is funded either upfront as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. The LRA is a lender-specific account funding an amount approximately sufficient to cover expected losses on the pool of mortgages at the time of purchase. The LRA funds are used to offset any losses that may occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with the stepdown schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years based on the assumption that no mortgage loan losses are expected beyond 11 years due to principal paydowns and property value appreciation. The LRA balances are recorded in other liabilities on the statements of condition. For information on our credit risk on mortgage loans and allowance for credit losses, see Note 8.
In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We remain in technical violation of the requirement to provide SMI on our MPP conventional mortgage loans. We are currently exploring options to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
As of March 31, 2011 and December 31, 2010, 87.1% and 87.4% of our outstanding mortgage loans held for portfolio had been purchased from Washington Mutual Bank, F.S.B. (which was subsequently acquired by JPMorgan Chase, N.A.).

As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Notes 2 and 11.

Note 8—Allowance for Credit Losses
We have established an allowance methodology for each of our asset portfolios: credit products, including advances, letters of credit, and other products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold. See Note 11 in our 2010 Audited Financial Statement included in our 2010 annual report on Form 10-K for a detailed description of the allowance methodologies established for each asset portfolio.
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. Since mid-2008, due to deteriorating market conditions and pursuant to our advance agreements, we moved a number of borrowers from blanket collateral arrangements to physical possession collateral arrangements. This type of arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. To determine the value, we use the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral as part of our loss reserve analysis. As of March 31, 2011 and December 31, 2010, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. See Notes 6 and 11 for additional details on recent changes to our collateral management practices and actions related to meeting the requirements of the Consent Arrangement.

As of March 31, 2011 and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products, for the three months ended March 31, 2011 and 2010.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of March 31, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of March 31, 2011 and December 31, 2010, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.
Mortgage Loans - Government-Guaranteed
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
Allowance for Credit Losses on Mortgage Loans
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans for the three months ended March 31, 2011 and 2010, as well as the unpaid principal balance of such loans collectively evaluated for impairment as of March 31, 2011. We had no loans individually assessed for impairment as of March 31, 2011.

	For the Three Months Ended March 31,
Allowance for Credit Losses	2011	2010
(in thousands)
Balance, beginning of period	$1,794	$626
Provision (benefit) for credit losses	—	(258)
Balance, end of period	$1,794	$368
Ending balance, collectively evaluated for impairment	$1,794
Recorded investments of mortgage loans, end of period: *	$2,838,999
Collectively evaluated for impairment	$2,838,999

*
Excludes government-guaranteed or insured mortgage loans. Includes the principal balance of the mortgage loan, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011			As of December 31, 2010
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$35,332	$16,298	$51,630	$32,238	$18,015	$50,253
Past due 60-89 days delinquent and not in foreclosure	10,082	7,510	17,592	12,403	7,092	19,495
Past due 90 days or more delinquent	48,303	23,311	71,614	42,522	24,229	66,751
Total past due	93,717	47,119	140,836	87,163	49,336	136,499
Total current loans	2,745,282	90,513	2,835,795	2,994,417	93,959	3,088,376
Total mortgage loans	$2,838,999	$137,632	$2,976,631	$3,081,580	$143,295	$3,224,875
Accrued interest - mortgage loans	$12,412	$635	$13,047	$13,466	$661	$14,127
Other delinquency statistics:
In process of foreclosure included above (2)	$31,709	None	$31,709	$32,491	None	$32,491
Serious delinquency rate (3)	1.7%	16.9%	2.4%	1.4%	16.9%	2.1%
Past due 90 days or more still accruing interest (4)	$39,893	$23,311	$63,204	$34,788	$24,229	$59,017
Loans on non-accrual status (5)	$8,410	None	$8,410	$7,734	None	$7,734
REO	$1,816	None	$1,816	$1,238	None	$1,238

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

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight) and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of March 31, 2011 and December 31, 2010 were repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was needed for the securities under agreements to resell as of March 31, 2011 and December 31, 2010.

Note 9—Derivatives and Hedging Activities
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
Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of statement of condition exposure to interest-rate changes we are willing to accept. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We generally use interest-rate swaps, swaptions, and interest-rate caps and floors in our interest-rate risk management. Interest-rate swaps are generally used to manage interest-rate exposures while swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.
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
Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items include advances, mortgage loans held for portfolio, investments, and consolidated obligations..
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
The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of March 31, 2011 and December 31, 2010.

	As of	As of
Credit Risk Exposure	March 31, 2011	December 31, 2010
(in thousands)
Total net exposure at fair value *	$17,247	$27,055
Less: Cash collateral held	9,651	14,042
Exposure, net of collateral	$7,596	$13,013

*	Includes net accrued interest receivable of $3.5 million and $34.3 million as of March 31, 2011 and December 31, 2010.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair values of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2011 and December 31, 2010 was $349.7 million and $351.2 million, for which we posted collateral of $133.0 million and $98.4 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $121.0 million and $120.1 million of collateral to our derivative counterparties as of March 31, 2011 and December 31, 2010.
We generally transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information
The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Seattle Bank to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the derivatives, the item(s) being hedged, and any offsets between the two. The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2011 and December 31, 2010. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,803,152	$178,021	$509,870
Interest-rate caps or floors	10,000	267	—
Total derivatives designated as hedging instruments	34,813,152	178,288	509,870
Derivatives not designated as hedging instruments:
Interest-rate swaps	154,245	851	1,770
Interest-rate caps or floors	10,000	—	—
Total derivatives not designated as hedging instruments	164,245	851	1,770
Total derivatives before netting and collateral adjustments:	$34,977,397	179,139	511,640
Netting adjustments (1)		(161,892)	(161,892)
Cash collateral and related accrued interest		(9,651)	(132,962)
Total netting and collateral adjustments		(171,543)	(294,854)
Derivative assets and derivative liabilities as reported on the statement of condition		$7,596	$216,786

	As of December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,763,544	$226,753	$551,108
Interest-rate caps or floors	20,000	267	—
Total derivatives designated as hedging instruments	34,783,544	227,020	551,108
Derivatives not designated as hedging instruments:
Interest-rate swaps	53,500	563	657
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	253,500	563	657
Total derivatives before netting and collateral adjustments:	$35,037,044	227,583	551,765
Netting adjustments (1)		(200,528)	(200,528)
Cash collateral and related accrued interest		(14,042)	(97,577)
Total netting and collateral adjustments		(214,570)	(298,105)
Derivative assets and derivative liabilities as reported on the statement of condition		$13,013	$253,660

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $154.2 million and $53.5 million of range consolidated obligation bonds as of March 31, 2011 and December 31, 2010 were net liabilities of $1.8 million and $220,000 and are included in the carrying value of the bonds on our statements of condition and are not reflected in the tables above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of operations for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$6,865	$259
Total net gain related to fair value hedge ineffectiveness	6,865	259
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9	(11)
Interest-rate caps or floors	—	(46)
Net interest settlements	1,415	3,815
Total net gain related to derivatives not designated as hedging instruments	1,424	3,758
Net gain on derivatives and hedging activities	$8,289	$4,017
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on our net interest income for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$14,100	$(14,260)	$(160)	$(42,092)
AFS securities (3)	14,435	(1,554)	12,881	(17,452)
Consolidated obligation bonds	(56,343)	50,485	(5,858)	59,463
Consolidated obligation discount notes	(454)	456	2	509
Total	$(28,262)	$35,127	$6,865	$428

	For the Three Months Ended March 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$396	$180	$576	$(78,329)
Consolidated obligation bonds	49,853	(50,620)	(767)	68,228
Consolidated obligation discount notes	(2,727)	3,177	450	2,642
Total	$47,522	$(47,263)	$259	$(7,459)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
(3)
Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front fee on the associated swaps. The up-front swap fees are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section on our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded within AFS investment interest income (i.e., within net interest income). As of March 31, 2011, the net gain of $12.9 million on our hedged AFS securities was substantially offset by premium amortization of $12.6 million on our AFS securities.

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2011 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $766.0 billion and $796.4 billion as of March 31, 2011 and December 31, 2010.
The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,637,310	0.68	$15,713,795	0.64
Due after one year through two years	2,971,500	2.69	3,384,000	2.24
Due after two years through three years	3,620,000	2.17	3,562,000	2.24
Due after three years through four years	2,726,500	2.83	2,197,500	3.20
Due after four years through five years	2,893,660	2.12	2,615,160	1.61
Thereafter	4,770,855	3.90	4,830,110	3.94
Total par value	29,619,825	1.92	32,302,565	1.73
Premiums	7,810		8,614
Discounts	(19,281)		(20,528)
Hedging adjustments	120,877		188,564
Total	$29,729,231		$32,479,215

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. The Seattle Bank becomes the primary obligor on consolidated obligation bonds transferred to it. As of March 31, 2011 and December 31, 2010, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $988.0 million and original net discount of $18.4 million. We transferred no consolidated obligation bonds to other FHLBanks for the three months ended March 31, 2011 or in 2010.
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

Our consolidated obligation bonds outstanding consisted of the following as of March 31, 2011 and December 31, 2010.

	As of	As of
Par Value of Consolidated Obligation Bonds	March 31, 2011	December 31, 2010
(in thousands)
Non-callable	$19,609,580	$21,156,565
Callable	10,010,245	11,146,000
Total par value	$29,619,825	$32,302,565

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2011 and December 31, 2010.

	As of	As of
Term-to-Maturity or Next Call Date	March 31, 2011	December 31, 2010
(in thousands)
Due in one year or less	$21,582,555	$23,229,795
Due after one year through two years	3,101,500	3,779,000
Due after two years through three years	1,590,000	1,847,000
Due after three years through four years	866,500	952,500
Due after four years through five years	671,660	430,160
Thereafter	1,807,610	2,064,110
Total par value	$29,619,825	$32,302,565

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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of March 31, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	March 31, 2011	December 31, 2010
(in thousands, except percentages)
Fixed	$20,971,580	$23,431,565
Step-up	4,555,000	4,380,000
Variable	3,750,000	4,250,000
Capped variable	200,000	200,000
Range	143,245	41,000
Total par value	$29,619,825	$32,302,565

Certain types of our consolidated obligations bonds contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument instrument as part of an economic hedge.
As of March 31, 2011 and December 31, 2010, 79.4% and 94.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable rate and 3.5% and 0.5% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2011 and December 31, 2010.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of March 31, 2011	$13,196,918	$13,198,098	0.13
As of December 31, 2010	$11,596,307	$11,597,293	0.16

*	Represents an implied rate.

As of March 31, 2011 and December 31, 2010, 3.6% and 4.1% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable rate.
Concessions on Consolidated Obligations
Unamortized concessions included in other assets were $9.4 million and $9.6 million as of March 31, 2011 and December 31, 2010. The amortization of such concessions is included in consolidated obligation interest expense and totaled $942,000 and $1.3 million for the three months ended March 31, 2011 and 2010 .

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance
March 31, 2011	$158,864	$2,639,377
December 31, 2010	$158,864	$2,639,172

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

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	151	—	—
Existing member capital stock purchases	—	54	—	174
Total capital stock purchases	—	205	—	174
Capital stock transferred from mandatorily redeemable capital stock:
Recissions of redemption requests	755	5,294	—	—
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(1,720)	(12,697)	1	(1,233)
Redemption requests past redemption date	—	(2,898)	—	(633)
Net transfers to mandatorily redeemable capital stock	(965)	(10,301)	1	(1,866)
Balance, end of period	$125,489	$1,639,599	$132,519	$1,715,457

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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its advance stock purchase requirement. For the three months ended March 31, 2011 and throughout 2010, the member advance stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s capital plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.
Voting
Each member has the right to vote its capital stock for the election of directors to the Board of the Seattle Bank, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of March 31, 2011, we had excess capital stock of $2.0 billion, or 4.3%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,624,283	$2,700,645	$1,981,453	$2,712,568
Total capital-to-assets ratio	4.00%	6.22%	4.00%	6.08%
Total regulatory capital	$1,837,534	$2,859,509	$1,888,319	$2,871,432
Leverage capital-to-assets ratio	5.00%	9.16%	5.00%	8.96%
Leverage capital	$2,296,918	$4,209,832	$2,360,399	$4,227,716

Capital Classification and Consent Arrangement
On July 30, 2009, the Finance Agency published a final rule that implements the provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The rule established four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed.
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
In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and business activities, and in October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming or repurchasing capital stock and paying dividends. For further discussion of our capital classification and the Consent Arrangement, see Note 2.
Capital Concentration
As of March 31, 2011 and December 31, 2010, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.

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
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the three months ended March 31, 2011 or 2010 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows.
The following table details the activity recorded in “mandatorily redeemable capital stock” on the statements of condition for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Mandatorily Redeemable Capital Stock	2011	2010
(in thousands)
Balance, beginning of period	$1,021,887	$946,527
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	14,417	1,233
Redemption requests past redemption date	2,898	633
Capital stock subject to mandatory redemption reclassified to equity:
Recissions of redemption requests	(6,049)	—
Balance, end of period	$1,033,153	$948,393

As of March 31, 2011 and 2010, we had $999.8 million and $922.0 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of March 31, 2011 and 2010, we had $33.4 million and $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase & Co., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 64 and 60 as of March 31, 2011 and December 31, 2010.
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

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2011. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval until, among other things, the Stabilization Period is complete.

	As of March 31, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,720	$13,419
One year through two years	—	126
Two years through three years	—	628,668
Three years through four years	—	4,351
Four years through five years	—	162,241
Past contractual redemption date due to remaining activity (1)	—	13,995
Past contractual redemption date due to regulatory action (2)	31,655	176,978
Total	$33,375	$999,778

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
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of March 31, 2011 and December 31, 2010, 42 and 43 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. During the three months ended March 31, 2011, such redemptions totaled $3.9 million of Class A capital stock.
The following table shows the amount of outstanding Class A and B capital stock voluntary redemption requests by year of scheduled redemption as of March 31, 2011. The year of redemption in the table reflects: (1) the end of the five-year redemption period or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2011
Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$3,937	$5,999
One year through two years	—	67,286
Two years through three years	—	47,117
Three years through four years	—	42,693
Four years through five years	—	2,539
Total	$3,937	$165,634

Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the three months ended March 31, 2011 and 2010.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS:
Unrealized loss on AFS securities	—	—	(637)	(637)
Other-than temporarily impaired PLMBS:
Non-credit portion	—	(55,181)	—	(55,181)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	59,179	(59,179)	—
Reclassification of non-credit portion into income	—	783	16,783	17,566
Accretion of non-credit portion	—	12,209	—	12,209
Unrealized changes in fair value	—	—	78,977	78,977
Pension benefits	126	—	—	126
Balance, March 31, 2010	$(2,972)	$(192,302)	$(660,482)	$(855,756)
Balance, December 31, 2010	$(880)	$(70,533)	$(595,493)	$(666,906)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	8,317	8,317
Other-than-temporarily impaired PLMBS:
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	4,790	(4,790)	—
Reclassification of non-credit portion into income	—	524	22,201	22,725
Accretion of non-credit portion	—	3,977	—	3,977
Unrealized changes in fair value	—	—	100,850	100,850
Pension benefits	13	—	—	13
Balance, March 31, 2011	$(867)	$(61,242)	$(468,915)	$(531,024)

Joint Capital Enhancement (JCE) Agreement
On February 28, 2011, the Seattle Bank entered into the JCE Agreement with each of the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a restricted retained earnings account to be established at each FHLBank. Under the JCE Agreement, each FHLBank will, among other things, be required to build its restricted retained earnings account to an amount equal to 1% of its total consolidated obligations, based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments.
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments, each FHLBank will nevertheless be required to commence the required allocation to its restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied by the end of second quarter 2011. As of the date of this report, the Seattle Bank has been in discussions with the Finance Agency on amending its capital plan to incorporate the terms of the JCE Agreement. Such discussions regarding the proposed capital plan amendments could result in amendments to the JCE Agreement, including, among other things, possible revisions to the termination provisions and mechanics of the separate restricted retained earnings account time period.

See "Note 17 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for more information on the JCE Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Net Periodic Pension Cost for Supplemental Retirement Plans	2011	2010
(in thousands)
Service cost	$65	$103
Interest cost	44	103
Amortization of prior service cost	16	67
Amortization of net gain	(1)	—
Total	$124	$273

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of March 31, 2011 and December 31, 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
The following table summarizes the carrying value and fair values of our financial instruments as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$26,821	$26,821	$1,181	$1,181
Deposit with other FHLBanks	53	53	9	9
Securities purchased under agreements to resell	3,250,000	3,250,000	4,750,000	4,750,000
Federal funds sold	9,806,000	9,806,190	6,569,152	6,569,165
AFS securities	12,324,655	12,324,655	12,717,669	12,717,669
HTM securities	5,098,286	5,044,768	6,462,215	6,403,552
Advances	12,332,524	12,438,210	13,355,442	13,446,495
Mortgage loans held for portfolio, net	2,961,764	3,140,340	3,208,954	3,410,897
Accrued interest receivable	83,636	83,636	86,356	86,356
Derivative assets	7,596	7,596	13,013	13,013
REFCORP deferred asset	14,552	14,552	14,552	14,552
Financial liabilities:
Deposits	(305,334)	(305,331)	(502,787)	(502,784)
Consolidated obligations, net:
Discount notes	(13,196,918)	(13,196,813)	(11,596,307)	(11,595,831)
Bonds	(29,729,231)	(30,041,532)	(32,479,215)	(32,799,998)
Mandatorily redeemable capital stock	(1,033,153)	(1,033,153)	(1,021,887)	(1,021,887)
Accrued interest payable	(122,438)	(122,438)	(129,472)	(129,472)
AHP payable	(4,613)	(4,613)	(5,042)	(5,042)
Derivative liabilities	(216,786)	(216,786)	(253,660)	(253,660)
Other:
Commitments to extend credit for advances	(556)	(556)	(573)	(573)
Commitments to issue consolidated obligations	—	8,575	—	585

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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2011.
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements. See Note 19 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2011, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of March 31, 2011 fell within Level 3 of the fair value hierarchy.

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS Securities:
PLMBS	$1,522,532	$—	$—	$1,522,532	$—
TLGP securities	6,387,805	—	6,387,805	—	—
GSE obligations	4,414,318	—	4,414,318	—	—
Derivative assets (interest-rate related)	7,596	—	179,139	—	(171,543)
Other assets (rabbi trust)	2,209	2,209	—	—	—
Total assets at fair value	$12,334,460	$2,209	$10,981,262	$1,522,532	$(171,543)
Derivative liabilities (interest-rate related)	$(216,786)	$—	$(511,640)	$—	$294,854
Total liabilities at fair value	$(216,786)	$—	$(511,640)	$—	$294,854

	As of December 31, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS Securities:
PLMBS	$1,469,055	$—	$—	$1,469,055	$—
TLGP securities	6,398,778	—	6,398,778	—	—
GSE obligations	4,849,836	—	4,849,836	—	—
Derivative assets (interest-rate related)	13,013	—	227,583	—	(214,570)
Other assets (rabbi trust)	297	297	—	—	—
Total assets at fair value	$12,730,979	$297	$11,476,197	$1,469,055	$(214,570)
Derivative liabilities (interest-rate related)	$(253,660)	$—	$(551,765)	$—	$298,105
Total liabilities at fair value	$(253,660)	$—	$(551,765)	$—	$298,105

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010.

	AFS PLMBS
	For the Three Months Ended March 31,
Fair Value Measurements Using Significant Unobservable Inputs	2011	2010
(in thousands)
Balance, beginning of period	$1,469,055	$976,870
Transfers from HTM to AFS securities (1)	8,724	77,327
OTTI credit loss recognized in earnings	(22,201)	(16,783)
Unrealized gains in AOCL	122,479	95,760
Settlements	(55,525)	(44,791)
Balance as of end of period	$1,522,532	$1,088,383

(1)
In the three months ended March 31, 2011 and 2010, we transferred certain PLMBS from our HTM portfolio to our AFS portfolio with a total fair value of $8.7 million and $77.3 million at the time of transfers. These securities were PLMBS in the HTM portfolio for which an OTTI credit loss was recorded in the period of transfer.

Fair Value on a Non-Recurring Basis
We measure real estate owned (REO) and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of March 31, 2011 and December 31, 2010. The HTM securities shown in the table below had carrying values prior to impairment of $7.6 million and $8.4 million as of March 31, 2011 and December 31, 2010. The tables exclude impaired securities where the carrying value is less than fair value as of March 31, 2011 and December 31, 2010. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$7,555	$—	$7,555
REO	1,816	1,816	—
Total assets at fair value	$9,371	$1,816	$7,555

	As of December 31, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$8,012	$—	$8,012
REO	1,238	1,238	—
Total assets at fair value	$9,250	$1,238	$8,012

Note 14—Transactions with Related Parties and Other FHLBanks
Transactions with Members
We are a cooperative whose members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in the Seattle Bank's capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with the Seattle Bank's capital plan or regulatory requirements (see Note 11 for additional information).
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
For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 3; HTM securities purchased from members or affiliates of members, see Note 4; concentration associated with advances, see Note 6; concentration associated with mortgage loans held for portfolio, see Note 7; and concentration associated with capital stock, see Note 11.
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
The following tables set forth significant outstanding balances as of March 31, 2011 and December 31, 2010, and the income effect for the three months ended March 31, 2011 and 2010, with respect to transactions with related parties.

	As of	As of
Balances with Related Parties	March 31, 2011	December 31, 2010
(in thousands)
Assets:
Securities purchased under agreements to resell	$250,000	$—
Federal funds sold	—	144,000
AFS securities	3,020,597	2,986,545
HTM securities	330,695	384,255
Advances (par value)	4,095,381	4,465,420
Mortgage loans held for portfolio	2,586,083	2,806,165
Liabilities and Capital:
Deposits	12,217	6,561
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,838	725,422
Class A capital stock	2,003	4,784
AOCL - non-credit OTTI	(211,209)	(268,577)
Other:
Notional amount of derivatives	7,499,080	8,083,705

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2011	2010
(in thousands)
Income
Advances, net *	$1,771	$12,013
Securities purchased under agreements to resell	23	630
Federal funds sold	29	31
AFS securities	4,440	2,018
HTM securities	2,099	4,301
Mortgage loans held for portfolio	33,454	43,562
Net OTTI credit loss	(10,568)	(12,659)
Total	$31,248	$49,896
Expense
Deposits	$2	$1
Total	$2	$1

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no transactions with other FHLBanks during the three months ended March 31, 2011 and two transactions totaling $30.0 million in loans to other FHLBanks with maturities ranging from one to three days during the three months ended March 31, 2010. Interest earned on these short-term loans was not material.
In addition, as of March 31, 2011 and December 31, 2010, $53,000 and $9,000 was on deposit with the FHLBank of Chicago, for shared Federal Home Loan Bank System (FHLBank System) expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of March 31, 2011 and December 31, 2010.

	As of			As of
	March 31, 2011			December 31, 2010
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$608,238	$13,061	$621,299	$678,746
Commitments for standby bond purchases (principal)	42,480	—	42,480	44,735
Unsettled consolidated obligation bonds, at par (2)	2,526,000	—	2,526,000	347,500
Total	$3,176,718	$13,061	$3,189,779	$1,070,981

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $18.0 million as of March 31, 2011 and December 31, 2010.
(2)	As of March 31, 2011 and December 2010, $2.5 billion and $147.5 million were hedged with interest-rate swaps.

As of March 31, 2011, we had unsettled interest-exchange agreements with a notional amount of $2.5 billion.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and our member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to a member. The original terms of these standby letters of credit, including related commitments, range from 29 days to 8.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in other liabilities and totaled $303,000 and $261,000 as of March 31, 2011 and December 31, 2010. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree, as a liquidity provider if required, to purchase and hold the authorities' bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. Currently, the bond purchase commitment we have entered into expires in May 2011, although it is renewable at our option. As of March 31, 2011, we were not required to purchase any bonds under this agreement. Based on our analysis as of March 31, 2011, we do not consider it necessary to have an allowance for credit losses on this agreement.
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
Further discussion of other commitments and contingencies is provided in Notes 6, 9, 10, 11, and 13.

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

Forward-Looking Statements
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operational results, changes in asset levels, and use of our products. These statements include, without limitation, statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words "will," "expect," "intend," "may," "could," "should," "anticipate," and words of similar nature are intended in part to help identify forward-looking statements.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from our failure to satisfy the requirements of the Consent Arrangement;

•	significant changes in our members' businesses resulting from, among other things, decreased customer lending and increased retail customer deposits, that could reduce their demand for advances;

•
adverse changes in credit quality, market prices, home price declines in excess of our expectations, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our "undercapitalized" classification, our inability to redeem or repurchase capital stock or pay dividends, more favorable funding alternatives, or pending litigation adverse to the interests of certain potential or existing members;

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

•
our failure to identify, manage, mitigate, or remedy risks that could negatively affect our operations, including, among others, operational, credit, and collateral risk management, information technology initiatives (such as the outsourcing of our information technology functions), and internal controls;

•	rating agency actions affecting the Seattle Bank or the Federal Home Loan Bank System (FHLBank System);

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform, centralized derivative clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

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

Overview
This discussion and analysis reviews our financial condition as of March 31, 2011 and December 31, 2010 and our results of operations for the three months ended March 31, 2011 and 2010. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2011 and 2010 included in “Part I. Item 1. Financial Statements" in this report. Our financial condition as of March 31, 2011 and our results of operations for the three months ended March 31, 2011 are not necessarily indicative of the financial condition and operating results that may be expected as of or for the year ending December 31, 2011 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like the other FHLBanks, our primary business activity is providing advances to members and eligible non-shareholder housing associates. We also work with our members and other entities to provide affordable housing and to support community economic development, through direct subsidy grants and low- or no-interest loans, to benefit individuals and communities in need.

The FHLBanks are designed to expand and contract in asset size in response to changes in their membership and in their members' credit needs. Eligible institutions purchase capital stock in their regional FHLBank as a condition of membership (membership stock) and purchase additional capital stock to support their borrowing activity (activity-based stock). As such, an FHLBank's capital stock and asset balances increase as its members increase their advances; conversely, as demand for advances declines, an FHLBank generally reduces its capital stock and asset balances by returning excess capital to its members.
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
Financial Condition and Results - First Quarter 2011 Highlights
Although the U.S. credit markets generally improved during 2010 and early 2011, increased volatility in the global financial markets in first quarter 2011, as a result of, among other things, political unrest in a number of oil-producing countries, the earthquake and subsequent events affecting Japan and related ramifications, and persistent unemployment and high levels of residential and commercial mortgage delinquencies and foreclosures in the U.S, among other factors, continued to negatively impact the economic recovery in the U.S. Further, ongoing pressure on housing prices from large inventories of unsold properties and the impact of current and forecasted borrower defaults and mortgage foreclosures, and mortgage servicing issues that stalled foreclosures and liquidations and further politicized loan servicing practices continued to negatively impact the credit quality of PLMBS, which contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank.
Although some Seattle Bank members experienced improved capital levels and earnings primarily during the second half of 2010 and early 2011, many of our members continued to struggle with weak earnings or losses and high levels of non-performing assets. In an effort to strengthen their capital positions, a number of these institutions have reduced their asset levels. This, in combination with continued high levels of retail customer deposits and low loan demand, has resulted in continuing weak demand for wholesale funding and reduced advance balances at the Seattle Bank and across the FHLBank System. Further, although the pace of membership losses has slowed from 2009 and early 2010, the loss of members during the latter half of 2010 and in first quarter 2011. through mergers, acquisitions, or closures by the FDIC or National Credit Union Administration (NCUA) has negatively impacted demand for our advances. Additional mergers, acquisitions, or closures projected for the remainder of 2011 could further negatively impact our advance volumes.
As of March 31, 2011, we had total assets of $45.9 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $61.3 million, compared to total assets of $47.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $73.4 million as of December 31, 2010. Our outstanding advances declined to $12.3 billion as of March 31, 2011, from $13.4 billion as of December 31, 2010, primarily due to continued lower advance demand and maturities of advances. As of March 31, 2011, our investments totaled $30.5 billion, unchanged from the balance as of December 31, 2010.
We recorded a net loss of $12.1 million for the three months ended March 31, 2011, a decrease of $18.2 million from first quarter 2010 net income of $6.1 million. The decline in net income was primarily due to lower net interest income and to additional credit-related charges on our PLMBS classified as other-than-temporarily impaired. Net interest income totaled $20.5 million for the three months ended March 31, 2011, compared to $41.9 million for the same period in 2010. While favorably impacted by lower funding costs, net interest income was adversely affected by lower advance volumes, lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment, and a declining balance of mortgage loans held for portfolio. Demand for our advances remained weak during first quarter 2011 as members experienced continued high levels of retail customer deposits and low loan demand. In addition, although the impact to first quarter 2011 net income was not material, net interest income was negatively impacted by $12.6 million of premium amortization on certain of our available-for-sale (AFS) securities, which was essentially offset by $12.9 million of net gains recorded in other income (loss) on the derivatives hedging these assets. There was no comparable premium amortization and derivative activity in first quarter 2010.

We recorded $22.7 million of additional credit losses on our PLMBS for the three months ended March 31, 2011, compared to $19.6 million of such credit losses for the same period in 2010. The additional losses were due to revised assumptions regarding economic and mortgage servicing trends and their adverse effects on the mortgages underlying these securities. We could continue to recognize additional OTTI losses on our PLMBS if, among other things, actual or forecasted delinquency, foreclosure, or loss severity rates on mortgages increase or actual or forecasted residential real estate values decline beyond our current expectations, mortgage loan servicing practices deteriorate, voluntary prepayments decline, or the collateral supporting our securities becomes part of one or more loan modification programs. If additional OTTI losses are taken, they could further negatively impact our earnings (including retained earnings), accumulated other comprehensive loss (AOCL), and regulatory and total capital, as well as our compliance with regulatory requirements. The majority of the OTTI losses we have recorded to date have been related to non-credit factors, and we currently expect to recover the non-credit portion of the OTTI losses over the terms of our other-than-temporarily impaired securities. Non-credit OTTI losses are recorded in AOCL on our statements of condition. As of March 31, 2011, AOCL improved to $531.0 million, from $666.9 million as of December 31, 2010, primarily as a result of increases in the fair values of AFS securities classified as other-than-temporarily impaired. See “—Financial Condition as of March 31, 2011 and December 31, 2010—Investments,” Notes 5 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report for more information.
During first quarter 2011, we continued to work to fulfill our mission of providing liquidity and funding for our members and their communities. The first quarter 2011 results of our key metrics, by which, among others, we measure our progress in achieving our end-state bank, are as follows:

•	Market value of equity (MVE) to par value of capital stock (PVCS) ratio - As of March 31, 2011, our MVE to PVCS ratio increased to 80.6%, compared to 75.7% as of December 31, 2010.

•	Retained earnings - As a result of our first quarter net loss, retained earnings decreased to $61.3 million as of March 31, 2011, from $73.4 million as of December 31, 2010.

•
Return on PVCS vs. federal funds - Our return on PVCS was (0.43)% and the annual average federal funds effective rate was 0.16% for first quarter 2011, compared to 0.88% and 0.14% for first quarter 2010.

We believe the condition of the U.S. economy has been affected and will continue to be affected by weakness in the U.S. residential and commercial real estate markets and by consumer credit issues, at least through 2011. Since late 2008, due to our inability to return excess capital to our members through capital stock redemptions and repurchases or dividend payments and to restrictions on increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval, we have focused on providing value to our members by maintaining asset levels to ensure adequate liquidity to fund member advances and sufficient capacity to generate a return on their invested capital through the difficult economic climate. We will continue to manage our business to meet our members' liquidity and funding needs in varying market conditions and to maintain our access to the capital markets and strong liquidity position. However, the actions we have taken and may take to meet our members' needs and the specific requirements and restrictions of the Consent Arrangement, as further detailed below, may adversely impact our financial condition and results of operations. In addition, we continue to monitor the impact of legislative, regulatory, and membership changes, and we believe that some of these changes may negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.
Consent Arrangement
In October 2010, we entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement, among other things, constitutes our capital restoration plan and fulfills the Finance Agency's April 19, 2010 request of the bank for a business plan. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the filing of the Seattle Bank's second quarter 2011 quarterly report on Form 10-Q with the Securities and Exchange Commission (SEC)), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
The Consent Arrangement also provides for a Stabilization Period and requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio, the results of which were noted above.
Through March 31, 2011, we have met the minimum financial metrics pursuant to the Consent Arrangement at each reporting period end. In addition, we have continued taking the specified actions within the timeframes noted in the Consent Order and meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification and return to normal operations. We are fully committed to addressing the requirements of the Consent Arrangement in order to stabilize our business and return to normal operations. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating with the Finance Agency so that actions taken and improvements proposed are aligned with the Finance Agency's expectations. However, there is a risk that implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, further affecting our financial condition and results of operations.
The Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the Stabilization Period unless the Finance Agency takes additional action.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. We cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, achieve the minimum financial metrics by the end of the Stabilization Period and maintain them thereafter, meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the prompt corrective action (PCA) provisions or imposition of additional requirements or conditions by the Finance Agency, which could have a material adverse consequence to the Seattle Bank's business, including its financial condition and results of operations.
Any capital stock repurchases and redemptions and dividend payments will be subject to prior Finance Agency approval. The Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the Stabilization Period unless the Finance Agency takes additional action.
Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks continues to change as financial regulators issue, among other things, proposed and final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and Congress begins to debate proposals for housing finance and GSE reform.

Dodd-Frank Act
As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our annual report on Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, and obligations, and the environment in which the FHLBanks, including the Seattle Bank, carry out their housing finance mission. Certain regulatory actions during first quarter 2011 resulting from the Dodd-Frank Act that may have an important impact on the Seattle Bank, including as summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, those trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements, and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds should the Seattle Bank be classified as a “low risk financial end user.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we entered into, making uncleared trades more costly.
The Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule, the CTFC has left open the possibility that customer collateral would not have to be legally segregated but could instead be comingled with all collateral posted by other customers of the clearing member. This comingling would put our collateral at risk in the event of a default by another customer of our clearing member. We may be adversely affected to the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a major swap participant, although this remains a possibility. Also, based on the definitions in the proposed rules, it also appears unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest-rate risk, which constitute the great majority of our derivative transactions.
The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as "swaps." However, at this time, it remains unclear whether certain transactions between the Seattle Bank and our members will be treated as "swaps" and if we would be considered a"swap dealer." Designation as a swap dealer would subject the Seattle Bank to significant additional regulation and cost, including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. If we are designated as a swap dealer, the proposed rule would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such a limited designation, our hedging activities would not be subject to the full requirements that are generally imposed on traditional swap dealers.

Together with the other FHLBanks, we are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. We do not expect that final rules implementing the Dodd-Frank Act relevant to the FHLBanks will become effective until the latter half of 2011 and delays beyond that time are possible.
Regulation of Certain Nonbank Financial Companies
Federal Reserve Board Proposed Rule on Regulatory Oversight of Nonbank Financial Companies
On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which nonbank financial companies will be subject to the Federal Reserve Board's regulatory oversight. The proposed rule provides that a company is "predominantly engaged in financial activities" if:

•	the annual gross financial revenue of the company represents 85% or more of the company's gross revenue in either of its two most recently completed fiscal years; or

•	the company's total financial assets represent 85% or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
The FHLBanks, including the Seattle Bank, would be predominantly engaged in financial activities under either option of the proposed test. Pertinent to the FHLBanks, the proposed rule also defines "significant nonbank financial company" to mean a nonbank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If we are determined to be a nonbank financial company subject to the Federal Reserve Board's regulatory oversight, our business and operations may be adversely affected by such oversight. Comments on this proposed rule were due by March 30, 2011.
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
Oversight Council Recommendations on Implementing the Volcker Rule
In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If we become subject to the Volcker Rule, we may be subject to additional limitations on the composition of our investment portfolio beyond current Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would likely increase our regulatory burden and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions
FDIC Final Rule on Assessment System
On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, and Seattle Bank advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including Seattle Bank advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. This rule may negatively impact demand for our advances to the extent that these assessments increase the cost of advances for some members. In addition, the rule has negatively impacted the federal fund effective rate and the level at which we are able to invest our liquidity portfolio.
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
If the final rule provides for valuing most collateral at fair value, rather than at par, it could adversely impact the value of our investments in the event of the issuer's insolvency. Comments on this interim final rule were due by March 28, 2011.
Joint Regulatory Actions
Proposed Rule on Incentive-based Compensation Arrangements
On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risk taking.
Applicable to the FHLBanks and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50% of incentive compensation over three years for executive officers.
Covered persons under the rule would include senior management responsible for the oversight of firm-wide activities or material business lines and non-executive employees or groups of those employees whose activities may expose the institution to a material loss.

Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls, and strong governance.
The proposed rule identifies four methods to balance compensation design and make it more sensitive to risk: risk adjustment of awards, deferral of payments, longer performance periods, and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Seattle Bank, would also be subject to a mandatory 50% deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers. The proposed rule could affect the Seattle Bank's ability to attract and retain executive talent, if adopted as proposed. Comments on the proposed rule are due by May 31, 2011.
Proposed Rule on Credit Risk Retention for Asset-Backed Securities
On April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development (HUD) and the SEC jointly issued a proposed rule that would: (1) require a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an asset-backed security (ABS) transfers, sells, or conveys to a third party, and (2) prohibit a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain under the proposed rule. However, a securitizer would be exempt from the risk retention requirements if the ABS is collateralized by qualified residential mortgages, commercial real estate, or auto and commercial loans that would make them exempt from the risk retention requirement. Qualified residential mortgages is described in the proposed rulemaking as mortgages with underwriting and product features that based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.
Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which securitizations related to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) will be exempt from the risk retention rules; and (3) the possibility of creating a category of high-quality, non-qualified residential mortgage loans that would have less than a 5% percent risk retention requirement.
If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule are due on June 10, 2011.
Housing Finance and GSE Reform
In the wake of the financial crisis and related housing problems, both Congress and the Obama administration are considering changes to the U.S. housing finance structure, including specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBanks.
On February 11, 2011, the U.S. Treasury and HUD issued a report to Congress on reforming the United States' housing finance market. The report's primary focus is on providing options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.
Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth possible reforms for the FHLBank System, which would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only one FHLBank;

•	limit the level of outstanding advances to individual members; and

•	reduce FHLBank investment portfolios and their composition, focusing the FHLBanks on providing liquidity for insured depository institutions.
The report also supports exploring additional means to provide funding to housing lenders, including potentially developing a covered bond market. A covered bond market could compete with FHLBank advances and with FHLBank consolidated obligations as an investment class.
In response, several bills have been introduced in Congress. While none propose specific changes to the FHLBanks, the FHLBanks could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities. Winding down these two GSEs or limiting the amount of mortgages they purchase also could increase demand for FHLB advances if FHLB members responded by retaining more of their mortgage loans in portfolio, using advances to fund the loans. Legislation has also been introduced to assist the development of a covered bond market.
It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Obama administration's proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Additionally, if Congress enacts the legislation that has been introduced in the U.S. House of Representatives encouraging the development of a covered bond market, FHLBank advance volumes could be reduced over time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
Finance Agency Regulatory Actions
Final Rules
Temporary Increases in Minimum Capital Levels
On March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director of the Finance Agency (Director) to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination, including such FHLBank's:

•	current or anticipated declines in the value of assets it holds;

•	its ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	the ratio of market value of equity to the par value of capital stock; and

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months. Should the Seattle Bank be required to increase our minimum capital level, we may require additional stock purchases from our members or further suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, we could try to satisfy the increased requirement by disposing of assets to reduce the size of our statement of condition relative to our total outstanding stock, which disposal may adversely affect our results of operations and ability to satisfy our mission.
FHLBank Liabilities
On April 4, 2011, the Finance Agency issued a final rule, which became effective May 4, 2011, which, among other things:

•
reorganizes and re-adopts Federal Housing Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book-entry procedures for consolidated obligations;

•	implements recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specifies that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulations; and

•	provides that consolidated obligations are issued under Section 11(c) of the FHLBank Act of 1932, as amended (FHLBank Act), rather than under Section 11(a) of the FHLBank Act.
This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.
Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments
On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On March 29, 2011, the Finance Agency issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures, and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase our regulatory requirements, we do not expect any material incremental costs or adverse impact to our business.

Proposed Rules
Private Transfer Fee Covenants
On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative, or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rule were due by April 11, 2011.
Advance Notice of Proposed Rulemaking
Use of Nationally Recognized Statistical Rating Organization (NRSRO) Credit Ratings
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
Members
On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking to address its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.
Our results of operations may be adversely affected if the Finance Agency ultimately issues a regulation that excludes prospective institutions from becoming Seattle Bank members or precludes existing members from continuing as Seattle Bank members due to the reduced business opportunities that would result. Comments on this advance notice of proposed rulemaking were due on March 28, 2011.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included elsewhere in this report.

Selected Financial Data	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$45,938	$47,208	$49,914	$48,104	$51,822
Investments (1)	30,479	30,499	30,797	25,719	27,896
Advances	12,332	13,355	15,414	18,467	19,865
Mortgage loans held for portfolio, net (2)	2,962	3,209	3,544	3,760	3,924
Deposits and other borrowings	305	503	331	343	371
Consolidated obligations, net:
Discount notes	13,197	11,597	14,015	11,359	17,467
Bonds	29,729	32,479	32,961	33,933	30,734
Total consolidated obligations, net	42,926	44,076	46,976	45,292	48,201
Mandatorily redeemable capital stock	1,033	1,022	1,004	953	948
Affordable Housing Program (AHP) payable	5	5	8	7	8
Resolution Funding Corporation (REFCORP) (deferred asset) payable	(15)	(15)	(14)	(16)	(18)
Capital stock:
Class A capital stock - putable	125	126	127	133	133
Class B capital stock - putable	1,640	1,650	1,667	1,712	1,715
Total capital stock	1,765	1,776	1,794	1,845	1,848
Retained earnings	61	73	76	66	58
AOCL	(531)	(667)	(770)	(822)	(855)
Total capital	1,295	1,182	1,100	1,089	1,051
Statements of Operations (for the quarter ended)
Interest income	$99	$126	$143	$158	$148
Net interest income	21	44	42	48	42
Other loss	(15)	(30)	(12)	(25)	(19)
Other expense	18	19	16	12	15
(Loss) income before assessments	(12)	(5)	14	11	8
AHP and REFCORP assessments	—	(2)	4	3	2
Net (loss) income	(12)	(3)	10	8	6
Financial Statistics (for the quarter ended)
Return on average equity	(3.88)%	(1.24)%	3.44%	2.93%	2.34%
Return on average assets	(0.10)%	(0.03)%	0.07%	0.06%	0.05%
Average equity to average assets	2.68%	2.14%	2.17%	2.19%	2.04%
Regulatory capital ratio (3)	6.22%	6.08%	5.76%	5.96%	5.51%
Net interest margin (4)	0.18%	0.34%	0.33%	0.39%	0.33%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $1.8 million for the quarters ended June 30, 2010 through March 31, 2011, and $368,000, for the quarter ended March 31, 2010.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets for the period.

Financial Condition as of March 31, 2011 and December 31, 2010
Our assets principally consist of advances, investments, and mortgage loans held for portfolio. Our advance balance and our advances as a percentage of total assets as of March 31, 2011 declined from December 31, 2010, to $12.3 billion from $13.4 billion, and to 26.8% from 28.3%. These declines were primarily due to lower advance demand and $961.1 million of net maturities of advances. As of March 31, 2011, our investments totaled $30.5 billion, unchanged from the balance as of December 31, 2010. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe current economic conditions will make near-term advance growth challenging and, as a result, we would expect that our investment portfolio will decrease over time as we strive to achieve our desired target ratio.
The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2011 and December 31, 2010.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	March 31, 2011	December 31, 2010
(in percentages)
Advances	26.8	28.3
Investments	66.3	64.6
Mortgage loans held for portfolio	6.5	6.8
Other assets	0.4	0.3
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2011 and December 31, 2010.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	March 31, 2011	December 31, 2010
(in percentages)
Consolidated obligations	93.4	93.4
Deposits	0.7	1.1
Other liabilities *	3.1	3.0
Total capital	2.8	2.5
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.2% of total liabilities and capital as of March 31, 2011 and December 31, 2010, is recorded in other liabilities.

We report our assets, liabilities, and commitments in accordance with accounting principles generally accepted in the United States (GAAP), including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of March 31, 2011 and December 31, 2010, our net unrealized market value losses were $72.7 million and $85.4 million which, in accordance with GAAP, are not reflected in our financial position and operating results. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans held for portfolio may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
     Advances decreased by 7.7%, or $1.1 billion, to $12.3 billion as of March 31, 2011, compared to $13.4 billion as of December 31, 2010. This decline was primarily due to lower advance demand and maturities of advances during first quarter 2011. Overall member demand for advances declined, primarily due to our members' focus on improving capital ratios and maintaining available liquidity, increased retail deposit levels, and low consumer loan activity.
The following table summarizes the par value of our advances outstanding by member type as of March 31, 2011 and December 31, 2010.

	As of	As of
Par Value of Advances by Member Type	March 31, 2011	December 31, 2010
(in thousands)
Commercial banks	$8,480,656	$9,299,859
Thrifts	2,744,007	2,850,880
Credit unions	412,362	610,935
Total member advances	11,637,025	12,761,674
Housing associates	21,941	15,105
Nonmember borrowers	355,626	211,423
Total par value of advances	$12,014,592	$12,988,202
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions, including advance demand, have affected and can still significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Top Five Borrowers Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America, Oregon, N.A.	$3,857,115	32.1	$4,107,993	31.6
Washington Federal Savings & Loan Association	1,850,000	15.4	1,850,000	14.2
Capmark Bank	859,329	7.2	946,384	7.3
Central Pacific Bank	305,708	2.5	551,268	4.3
Sterling Savings Bank	301,050	2.5	305,756	2.4
Total	$7,173,202	59.7	$7,761,401	59.8
As of March 31, 2011 and December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers was approximately 26 and 27 months.

The following table summarizes our advance portfolio by product type as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$56,968	0.5	$112,682	0.9
Adjustable interest-rate advances	1,352,336	11.3	1,617,035	12.5
Fixed interest-rate advances:
Non-amortizing advances	6,827,998	56.7	7,378,812	56.7
Amortizing advances	453,880	3.8	503,263	3.9
Structured advances:
Putable advances	3,138,410	26.1	3,171,410	24.5
Capped floater advances	10,000	0.1	30,000	0.2
Floating-to-fixed convertible advances	175,000	1.5	175,000	1.3
Total par value	$12,014,592	100.0	$12,988,202	100.0

Advance demand was primarily for short-term advances during first quarter 2011, with the percentage of outstanding advances maturing in one year or less increasing to 50.7%, or $6.1 billion, as of March 31, 2011, from 38.4%, or $5.0 billion, as of December 31, 2010. The percentage of advances maturing after one year decreased to 49.3%, or $5.9 billion, as of March 31, 2011, from 61.6%, or $8.0 billion, as of December 31, 2010. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a portion of our total advance portfolio increased slightly to 86.7% as of March 31, 2011, compared to 86.5% as of December 31, 2010, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of March 31, 2011.

	As of March 31, 2011
Interest Payment Terms to Maturity	Fixed	Variable
(in thousands)
Due in one year or less	$5,321,485	$767,968
Due after one year	5,098,803	826,336
Total par value	$10,420,288	$1,594,304
The total weighted-average interest rate on our advance portfolio increased slightly to 2.37% as of March 31, 2011, from 2.33% as of December 31, 2010. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the three months ended March 31, 2011, many of our members had less need for our advances, and wholesale funding in general, as they, among other things, experienced increases in retail customer deposits and continued low loan demand.

Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction pricing. We may also offer advance promotions from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing increased in first quarter 2011 compared to the same period in 2010, primarily as a result of improved availability of wholesale funding options to our members. We believe that the use of differential pricing gives us greater flexibility to compete for our members' advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Advance Pricing	2011	2010
(in percentages)
Differential pricing	97.6	90.6
Daily market-based pricing	2.3	9.0
Auction pricing	0.1	0.4
Total	100.0	100.0

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
As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. Further, we are reviewing our advance pricing methodologies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us, which, in turn, could reduce advances and net income should our members use alternative sources of wholesale funding.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2011 and December 31, 2010, we had $5.7 billion and $6.0 billion in total advances in excess of $1.0 billion per borrower outstanding to two borrowers.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced, and we expect that more of our member institutions will experience, financial difficulties, including failure. As of March 31, 2011 and December 31, 2010, the number of institutions on our internal credit watch list represented approximately 50% and 49% of our membership. Member institutions generally are placed on our credit watch list as a result of increases in their non-performing assets, low profitability, the need for additional capital, and adverse economic conditions. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral or require that the borrower provide additional collateral to us. Over the last three years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of March 31, 2011 and December 31, 2010, 27% of our borrowers were on the physical possession collateral arrangement, representing approximately 23% and 24% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or NCUA since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. To determine the value against which we apply these specified percentages, we use the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. As of March 31, 2011 and December 31, 2010, we had rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances.
In April 2011, we announced changes to our collateral policies, including, among other things, changes to the methodology we use to calculate the borrowing capacity of our members' pledged collateral, which we expect to be effective May 23, 2011. Going forward, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we will apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative.
Pursuant to the Consent Arrangement, we are developing a plan acceptable to the Finance Agency to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and commenced improvements, such as the borrowing capacity change noted above.
For additional information on advances, see Note 6 in ”Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report.

Investments
We maintain portfolios of short- and long-term investments for liquidity purposes, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper, while long-term investments generally include debentures and mortgage-backed securities (MBS) issued by other GSEs or that carried the highest credit ratings from Moody's Investor Service (Moody's) or Standard & Poor's (S&P) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and Temporary Liquidity Guarantee Program (TLGP) securities (all having maturities greater than one year). Our investment securities are classified either as AFS or HTM.

The following table presents our short- and long-term investments as of March 31, 2011 and December 31, 2010.

	As of	As of
Short- and Long-Term Investments	March 31, 2011	December 31, 2010
(in thousands)
Short-term	$13,315,000	$12,586,152
Long-term	17,163,941	17,912,884
Total investments	$30,478,941	$30,499,036

The tables below present the carrying values and yields of our AFS and HTM securities by major security type and maturity as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and Tennessee Valley Authority (TVA)	$1,913,830	$2,463,832	$—	$36,656	$4,414,318
TLGP	974,642	5,413,163	—	—	6,387,805
Total non-MBS	2,888,472	7,876,995	—	36,656	10,802,123
MBS:
PLMBS	—	—	—	1,522,532	1,522,532
Total MBS	—	—	—	1,522,532	1,522,532
Total AFS securities	$2,888,472	$7,876,995	$—	$1,559,188	$12,324,655
Yield on AFS securities	0.26%	0.55%	—%	0.78%	0.53%
HTM securities:
Non-MBS:
Certificates of deposit and bank notes	$259,000	$—	$—	$—	$259,000
Other U.S. obligations	1,382	—	11,742	16,460	29,584
GSE and TVA	89,787	299,583	—	—	389,370
State and local housing agency obligations	—	—	—	3,400	3,400
Total non-MBS	350,169	299,583	11,742	19,860	681,354
MBS:
Other U.S obligations residential MBS	—	34	—	178,816	178,850
GSE residential MBS	—	3,257	792,733	2,314,143	3,110,133
Residential PLMBS	—	—	157,388	970,561	1,127,949
Total MBS	—	3,291	950,121	3,463,520	4,416,932
Total HTM securities	$350,169	$302,874	$961,863	$3,483,380	$5,098,286
Yield on HTM securities	1.74%	6.06%	1.21%	1.56%	1.77%
Securities purchased under agreements to resell	$3,250,000	$—	$—	$—	$3,250,000
Federal funds sold	9,806,000	—	—	—	9,806,000
Total investments	$16,294,641	$8,179,869	$961,863	$5,042,568	$30,478,941

	As of December 31, 2010
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$812,905	$3,873,491	$126,505	$36,935	$4,849,836
TLGP	296,938	6,101,840	—	—	6,398,778
Total non-MBS	1,109,843	9,975,331	126,505	36,935	11,248,614
MBS:
PLMBS	—	—	—	1,469,055	1,469,055
Total MBS	—	—	—	1,469,055	1,469,055
Total AFS securities	$1,109,843	$9,975,331	$126,505	$1,505,990	$12,717,669
Yield on AFS securities	0.20%	0.57%	5.01%	0.79%	0.62%
HTM securities:
Non-MBS:
Certificates of deposit and bank notes	$1,267,000	$—	$—	$—	$1,267,000
Other U.S. obligations	9,107	—	11,722	17,340	38,169
GSE and TVA	—	389,255	—	—	$389,255
State and local housing agency obligations	—	—	—	3,590	3,590
Total non-MBS	1,276,107	389,255	11,722	20,930	1,698,014
MBS:
Other U.S obligations residential MBS	2	37	—	182,172	$182,211
GSE residential MBS	—	4,196	858,495	2,449,864	3,312,555
Residential PLMBS	—	—	180,383	1,089,052	1,269,435
Total MBS	2	4,233	1,038,878	3,721,088	4,764,201
Total HTM securities	$1,276,109	$393,488	$1,050,600	$3,742,018	$6,462,215
Yield on HTM securities	0.28%	6.05%	1.24%	1.66%	1.59%
Securities purchased under agreements to resell	$4,750,000	$—	$—	$—	$4,750,000
Federal funds sold	6,569,152	—	—	—	6,569,152
Total investments	$13,705,104	$10,368,819	$1,177,105	$5,248,008	$30,499,036
As of March 31, 2011, our total investments remained unchanged at $30.5 billion, from December 31, 2010. Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. We believe that current economic conditions will make near-term advance growth challenging, and, as a result, we would expect that our investment portfolio will decrease over time as we strive to achieve our desired target ratio.
Our MBS investments represented 207.7% and 217.1% of our regulatory capital as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, our MBS investments included $1.9 billion and $2.0 billion in Freddie Mac MBS and $1.2 billion and $1.3 billion in Fannie Mae MBS. As of March 31, 2011, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a NRSRO, such as Moody's or S&P, totaled $3.8 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments as of March 31, 2011 and December 31, 2010.

The following table summarizes the carrying value of our investments in GSE debt securities as of March 31, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	March 31, 2011	December 31, 2010
(in thousands)
Freddie Mac	$2,747,015	$2,872,660
Fannie Mae	354,730	664,274
Federal Farm Credit Bank (FFCB)	1,365,704	1,365,689
Other	336,239	336,468
Total	$4,803,688	$5,239,091

During first quarter 2011 and during 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Credit Risk
We are subject to credit risk on our investments. We limit our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital or the issuer's total capital) or the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank.
The following table presents the unsecured credit exposure of the Seattle Bank on securities purchased from private counterparties that have maturities generally ranging between overnight to nine months as of March 31, 2011 and December 31, 2010. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	March 31, 2011	December 31, 2010
(in thousands)
Federal funds sold	$9,807,885	$6,570,223
Certificates of deposit	259,072	1,267,557
Total	$10,066,957	$7,837,780

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

Although we purchased additional credit enhancement on our PLMBS, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded significant OTTI credit losses since third quarter 2008. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency to mitigate our risks with respect to potential further declines in the credit quality of our PLMBS portfolio.
The following tables summarize the carrying value of our investments and their credit ratings as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$250,000	$3,000,000	$—	$—	$3,250,000
Federal funds sold	—	5,829,000	3,977,000	—	—	—	9,806,000
Investment securities:
Certificates of deposit	—	259,000	—	—	—	—	259,000
U.S. agency obligations	4,821,100	—	—	—	—	12,172	4,833,272
State or local housing investments	—	3,400	—	—	—	—	3,400
TLGP securities	6,387,805	—	—	—	—	—	6,387,805
Total non-MBS	11,208,905	6,091,400	4,227,000	3,000,000	—	12,172	24,539,477
Residential MBS:
Other U.S. agency	178,850	—	—	—	—	—	178,850
GSEs	3,110,133	—	—	—	—	—	3,110,133
PLMBS	521,716	30,679	4,878	134,746	1,958,462	—	2,650,481
Total MBS	3,810,699	30,679	4,878	134,746	1,958,462	—	5,939,464
Total investments	$15,019,604	$6,122,079	$4,231,878	$3,134,746	$1,958,462	$12,172	$30,478,941

	As of March 31, 2011
Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
Residential PLMBS	$13,248	$180,017	$1,309,366	$453,526	$2,305	$1,958,462

	As of December 31, 2010
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$4,250,000	$—	$—	$4,750,000
Federal funds sold	—	3,280,000	3,289,152	—	—	—	6,569,152
Investment securities:
Certificates of deposit	—	1,008,000	259,000	—	—	—	1,267,000
U.S. agency obligations	5,264,719	—	—	—	—	12,541	5,277,260
State or local housing investments	—	3,590	—	—	—	—	3,590
TLGP securities	6,398,778						6,398,778
Total non-MBS	11,663,497	4,291,590	4,048,152	4,250,000	—	12,541	24,265,780
Residential MBS:
Other U.S. agency	182,211	—	—	—	—	—	182,211
GSEs	3,312,555	—	—	—	—	—	3,312,555
PLMBS	632,585	37,700	18,249	142,437	1,907,519	—	2,738,490
Total MBS	4,127,351	37,700	18,249	142,437	1,907,519	—	6,233,256
Total investments	$15,790,848	$4,329,290	$4,066,401	$4,392,437	$1,907,519	$12,541	$30,499,036

	As of December 31, 2010
Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Residential PLMBS	$5,771	$172,962	$1,290,936	$435,568	$2,282	$1,907,519

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of March 31, 2011. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$288,862	$—	$—	$—	$—	$288,862
A	3,464	—	—	—	—	3,464
BB	214					214
Total unpaid principal balance	$292,540	$—	$—	$—	$—	$292,540
Amortized cost basis	$291,470	$—	$—	$—	$—	$291,470
Gross unrealized losses	$(5,374)	$—	$—	$—	$—	$(5,374)
Fair value	$288,270	$—	$—	$—	$—	$288,270
Weighted-average percentage of fair value to unpaid principal balance	98.5%	—	—	—	—	98.5%
Original weighted-average credit enhancement	2.9%	—	—	—	—	2.9%
Weighted-average credit enhancement	11.7%	—	—	—	—	11.7%
Weighted-average collateral delinquency	3.3%	—	—	—	—	3.3%

PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$234,272	$—	$—	$—	$—	$234,272
AA	30,626	—	—	—	—	30,626
A	1,404	—	—	—	1,404	—
BBB	134,735	129,394	—	—	5,341	—
Below investment grade:
BB	13,020	—	—	—	3,496	9,524
B	191,405	22,852	64,024	30,091	63,730	10,708
CCC	1,953,263	372,395	831,146	620,577	129,145	—
CC	775,375	—	570,609	186,422	18,344	—
D	4,986	—	—	—	4,986	—
Total unpaid principal balance	$3,339,086	$524,641	$1,465,779	$837,090	$226,446	$285,130
Amortized cost basis	$2,892,015	$517,796	$1,213,815	$665,098	$210,488	$284,818
Gross unrealized losses	$(652,522)	$(143,204)	$(295,013)	$(149,409)	$(55,207)	$(9,689)
Fair value	$2,243,169	$376,131	$918,801	$515,689	$155,567	$276,981
OTTI:
Credit-related OTTI charge taken	$(22,740)	$(1,120)	$(6,989)	$(12,621)	$(2,010)	$—
Non-credit-related OTTI charge taken	22,725	1,120	6,989	12,621	1,995	—
Total OTTI charge taken	$(15)	$—	$—	$—	$(15)	$—
Weighted-average percentage of fair value to unpaid principal balance	67.2%	71.7%	62.7%	61.6%	68.7%	97.1%
Original weighted-average credit enhancement	36.2%	34.1%	38.8%	45.9%	29.4%	4.3%
Weighted-average credit enhancement	32.8%	33.1%	33.5%	40.0%	32.3%	8.2%
Weighted-average collateral delinquency	42.3%	25.1%	47.8%	58.3%	35.0%	4.5%

The following table provides information on our PLMBS in unrealized loss positions as of March 31, 2011, as well as applicable credit rating information as of April 30, 2011.

	As of March 31, 2011					April 30, 2011 Rating Based on March 31, 2011 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$75,773	$75,834	$(5,374)	5.5	95.2	95.2	0.3	7.1
Total PLMBS backed by prime loans	75,773	75,834	(5,374)	5.5	95.2	95.2	0.3	7.1
Alt-A:
Option ARMs	2,236,293	1,895,801	(483,055)	50.7	—	—	100.0	—
Alt-A and other	942,148	835,941	(169,467)	29.0	7.9	—	74.8	—
Total PLMBS backed by Alt-A loans	3,178,441	2,731,742	(652,522)	44.3	2.3	—	92.5	—
Total PLMBS	$3,254,214	$2,807,576	$(657,896)	43.4	4.5	2.2	90.4	0.2

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following tables summarize the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011			As of December 31, 2010
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$217,399	$75,141	$292,540	$284,561	$84,060	$368,621
Alt-A	64,057	3,275,029	3,339,086	77,874	3,379,003	3,456,877
Total	$281,456	$3,350,170	$3,631,626	$362,435	$3,463,063	$3,825,498

Rating Agency Actions
The following tables summarize the rating agency actions on our investments between March 31, 2011 and April 30, 2011 as well as our investments that were held on March 31, 2011 and were also on negative watch as of April 30, 2011.

Investment Rating Downgrades		Based on Values as of March 31, 2011
As of March 31, 2011	As of April 30, 2011	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
AAA	AA	$64,730	$63,011
AAA	A	51,820	51,476
AAA	BBB	26,235	24,769
AA	A	12,886	11,872
AA	BBB	5,432	4,803
AA	BB	3,649	3,025
Total		$164,752	$158,956

	Base on Values as of March 31, 2011
PLMBS On Negative Watch as of April 30, 2011	Carrying Value	Fair Value
(in thousands)
AAA	$31,873	$31,599
Total	$31,873	$31,599

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are OTTI. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of March 31, 2011.

The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning second quarter 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of the Seattle Bank's quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.
The process for analyzing credit losses and determining OTTI for our PLMBS is detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Because of increased actual and forecasted credit deterioration as of March 31, 2011, additional OTTI credit losses were recorded in first quarter 2011 on 27 securities identified with OTTI in prior reporting periods. No new securities were other-than-temporarily impaired in first quarter 2011. The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI in the period noted	$—	$—	$—	$(37)	$(48,264)	$(48,301)
PLMBS identified with OTTI in prior periods	(22,740)	22,725	(15)	(19,603)	10,650	(8,953)
Total	$(22,740)	$22,725	$(15)	$(19,640)	$(37,614)	$(57,254)

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. Certain of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings for the three months ended March 31, 2011 and 2010. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS, changes in the fair value of AFS securities, and non-credit OTTI accretion on HTM securities. AOCL decreased by $135.9 million and $53.1 million for the three months ended March 31, 2011 and 2010. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three months ended March 31, 2011 and 2010.

The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI as of March 31, 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses As of March 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent
(in percentages)
Prime:
2008	8.3	7.5-8.4	26.1	20.8-48.4	41.1	36.3-42.2	24.6	20.5-41.8
2005	5.5	4.8-9.6	27.7	12.2-30.7	33.0	3.1-33.5	20.3	11.8-21.9
2004 and prior	15.5	3.0-43.9	3.1	0-41.0	23.2	0-49.3	9.7	2.8-51.7
Total Prime	13.8	3.0-43.9	8.2	0-48.4	26.7	0-49.3	12.7	2.8-51.7
Alt-A:
2008	10.2	9.6-10.7	53.6	47.7-55.9	47.8	45.2-53.9	35.6	25.9-39.8
2007	7.4	4.7-11.6	75.7	37.5-87.1	56.9	47.8-65.0	33.5	2.7-44.5
2006	5.9	3.8-7.6	83.0	73.6-89.7	57.7	49.0-68.2	40.0	25.9-59.2
2005	8.5	4.6-12.8	64.1	35.4-78.3	45.8	34.0-56.9	34.7	0-53.9
2004 and prior	13.5	12.8-17.1	22.7	0.4-32.0	33.0	18.1-36.3	17.1	10.1-28.4
Total Alt-A	7.5	3.8-17.1	73.6	0.4-89.7	55.0	18.1-68.2	35.6	0-59.2
Total PLMBS	8.7	3.0-43.9	60.8	0-89.7	49.4	0-68.2	31.1	0-59.2

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The weighted-average percentage represents the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for the Three Months Ended March 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent	Weighted-Average Percent	Range Percent
(in percentages)
Alt-A:
2008	10.7	10.7-10.7	52.4	52.4-52.4	47.8	47.8-47.8	25.9	25.9-25.9
2007	8.0	5.6-11.6	71.3	37.5-83.2	54.4	47.8-65.0	18.9	2.7-44.1
2006	5.9	3.8-7.3	83.6	73.6-89.7	57.9	49.0-68.2	40.0	37.3-46.4
2005	7.5	6.1-9.7	72.1	53.8-78.3	49.6	34.3-56.9	31.9	14.2-47.6
Total	6.9	3.8-11.6	77.2	37.5-89.7	55.7	34.3-68.2	32.2	2.7-47.6

*	The cumulative voluntary prepayment rates and cumulative default rates are on unpaid principal balances.

The following tables summarize key information as of March 31, 2011 and for the PLMBS on which we recorded OTTI charges for the three months ended March 31, 2011.

	As of March 31, 2011
	HTM Securities				AFS Securities
OTTI Securities - 2011 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$16,699	$16,208	$10,850	$11,136	$1,274,588	$1,001,428	$771,290
Total OTTI PLMBS	$16,699	$16,208	$10,850	$11,136	$1,274,588	$1,001,428	$771,290

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes key information as of March 31, 2011 and December 31, 2010 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2011 and December 31, 2010).

	As of March 31, 2011
	HTM Securities				AFS Securities
OTTI Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$150,569	$149,987	$88,745	$90,570	$2,440,351	$1,994,294	$1,522,532
Total OTTI PLMBS	$150,569	$149,987	$88,745	$90,570	$2,440,351	$1,994,294	$1,522,532

	As of December 31, 2010
	HTM Securities				AFS Securities
OTTI Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total OTTI PLMBS	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 21 years as of March 31, 2011. Through April 30, 2011, only one of our securities has suffered an actual cash loss, totaling $1.1 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of March 31, 2011, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 15.0% over the three- to nine-month period beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year. The stress test scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.
The following table represents the impact to credit-related OTTI for the three months ended March 31, 2011 in the above detailed housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	As of March 31, 2011
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2011 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2011 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A*	27	$1,291,287	$(22,740)	44	$2,545,198	$(140,314)
Total	27	$1,291,287	$(22,740)	44	$2,545,198	$(140,314)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $2.8 billion and $3.1 billion in conventional mortgage loans and $135.9 million and $141.5 million in government-insured mortgage loans as of March 31, 2011 and December 31, 2010. The decrease for the quarter ended March 31, 2011 was due to our receipt of $245.4 million in principal payments. As a result of our decision in 2005 to exit the MPP, we ceased entering into new master commitment contracts to purchase mortgage loans under the Mortgage Purchase Program (MPP) and terminated all open contracts. As part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value at origination (i.e., outstanding mortgage loans as a percentage of appraised values) of our conventional mortgage loan portfolio as of March 31, 2011 and December 31, 2010. The FICO score in the table below represents the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	March 31, 2011	December 31, 2010
(in percentages, except weighted-average FICO score)
620 to < 660	2.1	2.0
660 to < 700	13.9	13.6
700 to < 740	27.5	27.2
>= 740	56.5	57.2
Weighted-average FICO score	743	744

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	March 31, 2011	December 31, 2010
(in percentages)
<= 60%	34.0	34.3
> 60% to 70%	20.4	20.4
> 70% to 80%	41.8	41.7
> 80% to 90% *	2.2	2.1
> 90% *	1.6	1.5
Weighted-average loan-to-value	64.5	64.4

*	PMI required at origination.
As of March 31, 2011 and December 31, 2010, approximately 87% of our outstanding mortgage loans held for portfolio had been purchased from Washington Mutual Bank, F.S.B. (which was subsequently acquired by JPMorgan Chase, N.A.) . For more information, see Note 14 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Credit Risk
As of March 31, 2011, we have not experienced a credit loss for which we were not reimbursed from the lender risk account (LRA) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance (SMI) provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our SMI policies in April 2008.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our first quarter 2011 analysis, we determined that the combination of the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded an allowance for credit losses totaling $1.8 million as of March 31, 2011 and December 31, 2010.
The following table provides a summary of the activity in our allowance for credit losses, the unpaid principal balance on mortgage loans 90 days or more past due, and information on nonaccrual loans as of March 31, 2011 and December 31, 2010.

	As of	As of
Past Due and Nonaccrual Mortgage Loan Data	March 31, 2011	December 31, 2010
(in thousands)
Total unpaid principal balance past due 90 days or more and still accruing interest	$62,666	$58,380
Nonaccrual loans, unpaid principal balance	$8,410	$7,734
Troubled debt restructurings	$300	$302
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$1,794	$626
Provision for credit losses	—	1,168
Balance, end of period	$1,794	$1,794
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$120	$546
Interest actually recognized in income during the period	—	—
Shortfall	$120	$546

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the LRA.

In addition to primary mortgage insurance (PMI) and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We are exploring alternatives to address our technical violation of the requirement to credit enhance our MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Condition—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of March 31, 2011 and December 31, 2010.
The following table summarizes our potentially higher-risk conventional mortgage loans (i.e., mortgage loans with low FICO scores and/or high loan-to-value ratios) as of March 31, 2011. As of March 31, 2011, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

	As of March 31, 2011
	Total	Percent
Potential Higher-Risk Conventional Mortgage Loans	Par Value	Seriously Delinquent
(in thousands, except percentages)
FICO score < 660	$58,060	3.8%
Total count of high-risk loans	440	3.8%
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our outstanding balance of government-insured mortgage loans as of March 31, 2011 (approximately 1,400 of these mortgage loans remain outstanding). We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of March 31, 2011 and December 31, 2010, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $7.6 million and $13.0 million and derivative liabilities of $216.8 million and $253.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2011.

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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2011 and December 31, 2010. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2011		As of December 31, 2010
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$7,977,721	$(296,478)	$8,464,113	$(345,068)
Investments:
Fair value - existing cash item	3,592,675	(78,062)	3,592,675	(92,506)
Consolidated obligation bonds:
Fair value - existing cash item	22,771,110	21,133	22,255,110	85,846
Non-qualifying economic hedges	154,245	(1,862)	53,500	(221)
Total	22,925,355	19,271	22,308,610	85,625
Consolidated obligation discount notes:
Fair value - existing cash item	471,646	318	471,646	772
Balance sheet:
Non-qualifying economic hedges	10,000	—	200,000	—
Total notional and fair value	$34,977,397	(354,951)	$35,037,044	(351,177)
Accrued interest at period end		22,450		26,995
Cash collateral held by counterparty - assets		132,962		97,577
Cash collateral held from counterparty - liabilities		(9,651)		(14,042)
Net derivative balance		$(209,190)		$(240,647)

Net derivative asset balance		$7,596		$13,013
Net derivative liability balance		(216,786)		(253,660)
Net derivative balance		$(209,190)		$(240,647)

The total notional amount of interest-rate exchange agreements hedging advances declined by $486.4 million, to $8.0 billion (including a decline of $205.8 million, to $2.9 billion, in hedged advances using short-cut hedge accounting), as of March 31, 2011, from $8.5 billion as of December 31, 2010, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $516.0 million, to $22.8 billion, as of March 31, 2011, from $22.3 billion as of December 31, 2010. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $6.4 billion as of March 31, 2011, from $7.9 billion, as of December 31, 2010. In 2010, we discontinued the use of the short-cut hedge accounting designation on new advance and consolidated obligation hedging relationships.
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
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related non-cash collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2011 and December 31, 2010, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $17.2 million and $27.0 million, including $3.5 million and $34.3 million of net accrued interest receivable. We held cash collateral of $9.7 million and $14.0 million from our counterparties for net credit risk exposures of $7.6 million and $13.0 million as of March 31, 2011 and December 31, 2010. We held no securities collateral from our counterparties as of March 31, 2011 or December 31, 2010. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of March 31, 2011, the FHLBank System's consolidated obligations were rated “AAA/A-1+” by S&P with a negative outlook and “Aaa/P-1” by Moody's. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2011 was $349.7 million, for which we posted collateral of $133.0 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $121.0 million of additional collateral to our derivative counterparties as of March 31, 2011.

Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,388,655	$—		$—	$—
AA-	6,374,040	—		—	—
A+	13,614,763	523	(1)	—	523
A	6,599,939	7,073		—	7,073
Total	$34,977,397	$7,596		$—	$7,596

	As of December 31, 2010
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,556,922	$—		$—	$—
AA-	5,817,560	1,405		—	1,405
A+	13,189,623	1,027	(2)	—	1,027
A	7,472,939	10,581		—	10,581
Total	$35,037,044	$13,013		$—	$13,013

(1)	Cash collateral of $9.7 million held as of March 31, 2011 is included in our derivative asset balance.
(2)	Cash collateral of $14.0 million held as of December 31, 2010 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both March 31, 2011 and December 31, 2010, 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of March 31, 2011 and December 31, 2010, 42.2% and 41.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, are from additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. As of March 31, 2011 and currently, the Seattle Bank is rated “AA+/A-1” with a negative outlook by S&P, "AAA" by Fitch Ratings (Fitch), and “Aaa” with a stable outlook by Moody's. Individual FHLBank ratings do not necessarily impact the credit rating of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks. Currently, S&P rates the FHLBank System's long-term and short-term consolidated obligations "AAA/A-1+" with a negative outlook and Moody's rates them "Aaa/P-1." S&P's April 2011 revision of its outlook on the debt issues of the FHLBank System from stable to negative reflects its revision of the outlook on the long-term sovereign credit rating on the United States of America to negative from stable. In the application of S&P's Government Related Entities criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign rating of the United States.

The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Consolidated Obligations	March 31, 2011	December 31, 2010
(in thousands)
Discount notes	$13,196,918	$11,596,307
Bonds	29,729,231	32,479,215
Total	$42,926,149	$44,075,522

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$13,198,098	$4,000,000	$11,597,293	$5,800,000
Weighted-average interest rate as of period end	0.09%	0.33%	0.16%	0.31%
Daily average outstanding for the period	$13,075,034	$4,628,000	$15,697,558	$4,321,668
Weighted-average interest rate for the period	0.15%	0.33%	0.14%	0.43%
Highest outstanding balance at any month-end for the period	$13,256,772	$4,420,000	$17,626,577	$5,850,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 13.8%, to a par amount of $13.2 billion as of March 31, 2011, from $11.6 billion as of December 31, 2010. During first quarter 2011, we generally utilized consolidated obligation discount notes for our short-term funding needs due to their relative cost compared to the cost of short-term consolidated obligation bonds.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 8.3% to a par amount of $29.6 billion as of March 31, 2011, from $32.3 billion as of December 31, 2010. Although we opportunistically utilized step-up and range consolidated obligation bonds for our funding needs during first quarter 2011, we generally issued consolidated obligation discount notes rather than short-term consolidated obligation bonds due to their relative cost.

The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$20,971,580	70.7	$23,431,565	72.5
Step-up	4,555,000	15.4	4,380,000	13.6
Variable	3,750,000	12.7	4,250,000	13.2
Capped variable	200,000	0.7	200,000	0.6
Range	143,245	0.5	41,000	0.1
Total par value	$29,619,825	100.0	$32,302,565	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $222.8 million, to $8.6 billion, as of March 31, 2011 from December 31, 2010, primarily due to favorable execution costs for these types of instruments during certain periods in 2010. The interest rates on range consolidated obligation bonds is a fixed interest rate, based on a LIBOR range and the interest rates on step-up consolidated obligations are fixed rates that increase at contractually specified dates.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,637,310	0.68	$15,713,795	0.64
Due after one year through two years	2,971,500	2.69	3,384,000	2.24
Due after two years through three years	3,620,000	2.17	3,562,000	2.24
Due after three years through four years	2,726,500	2.83	2,197,500	3.20
Due after four years through five years	2,893,660	2.12	2,615,160	1.61
Thereafter	4,770,855	3.90	4,830,110	3.94
Total par value	29,619,825	1.92	32,302,565	1.73
Premiums	7,810		8,614
Discounts	(19,281)		(20,528)
Hedging adjustments	120,877		188,564
Total	$29,729,231		$32,479,215

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
Our callable consolidated obligation bonds outstanding decreased by $1.1 billion, to $10.0 billion, as of March 31, 2011, compared to December 31, 2010. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds decreased slightly as of March 31, 2011 to 33.8%, compared to 34.5% as of December 31, 2010.
During the quarters ended March 31, 2011 and 2010, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called during the quarters ended March 31, 2011 and 2010 totaled $5.9 billion and $4.6 billion. See “—Results of Operations for the Three Months Ended March 31, 2011 and 2010—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $197.5 million, to $305.3 million as of March 31, 2011, compared to $502.8 million as of December 31, 2010. Demand deposits comprised the largest percentage of deposits, representing 91.8% and 59.7% of deposits as of March 31, 2011 and December 31, 2010. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $112.7 million, to $1.3 billion, as of March 31, 2011, from December 31, 2010. This increase was driven by improvements in the fair value of our AFS investments classified as other-than-temporarily impaired, partially offset by our net loss of $12.1 million for the three months ended March 31, 2011.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	No (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
March 31, 2011	$158,864	$2,639,377
December 31, 2010	$158,864	$2,639,172

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

 We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Excess stock subject to written redemption requests generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock.
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
The following tables show the capital stock holdings of our members, by type, as of March 31, 2011.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	229	$1,290,183
Thrifts	32	326,929
Credit unions	93	147,626
Insurance companies	4	350
Total GAAP capital stock (1)	358	1,765,088
Mandatorily redeemable capital stock (2)		1,033,153
Total regulatory capital stock		$2,798,241

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	151	—	—
Existing member capital stock purchases	—	54	—	174
Total capital stock purchases	—	205	—	174
Capital stock transferred from mandatorily redeemable capital stock:
Recissions of redemption requests	755	5,294	—	—
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(1,720)	(12,697)	1	(1,233)
Redemption requests past redemption date	—	(2,898)	—	(633)
Net transfers to mandatorily redeemable capital stock	(965)	(10,301)	1	(1,866)
Balance, end of period	$125,489	$1,639,599	$132,519	$1,715,457
Consistent with our Capital Plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of March 31, 2011. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of March 31, 2011
Class B Capital Stock - Voluntary Redemption Requests by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$3,937	$5,999
One year through two years	—	67,286
Two years through three years	—	47,117
Three years through four years	—	42,693
Four years through five years	—	2,539
Total	$3,937	$165,634

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2011. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,720	$13,419
One year through two years	—	126
Two years through three years	—	628,668
Three years through four years	—	4,351
Four years through five years	—	162,241
Past contractual redemption date due to remaining activity (1)	—	13,995
Past contractual redemption date due to regulatory action (2)	31,655	176,978
Total	$33,375	$999,778

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

The number of shareholders with mandatorily redeemable capital stock increased to 64 as of March 31, 2011, from 60 as of December 31, 2010. The increase is primarily due to the expiration of the statutory redemption period on certain voluntary redemption requests and to member mergers and acquisitions during first quarter 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $61.3 million as of March 31, 2011, compared to $73.4 million as of December 31, 2010. As required in the Consent Arrangement, we have submitted proposed dividends and retained earnings plans to the Finance Agency.
Dividends
As a result of our "undercapitalized" classification and the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below and Notes 2 and 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on dividends.
Retained Earnings
We reported retained earnings of $61.3 million as of March 31, 2011, a decrease of $12.1 million from $73.4 million as of December 31, 2010, due to our net loss for the three months ended March 31, 2011. We are developing a modification to the methodology by which we calculate our retained earnings target, in conjunction with other revisions to our overall capital policy, as required by the Consent Arrangement.

On February 28, 2011, the Seattle Bank entered into the Joint Capital Enhancement (JCE) Agreement with each of the other 11 FHLBanks. The JCE Agreement provides that, upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a restricted retained earnings account to be established at each FHLBank. Under the JCE Agreement, each FHLBank will, among other things, be required to build its restricted retained earnings account to an amount equal to 1% of its total consolidated obligations, based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding fair value option and hedging adjustments.
The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments, each FHLBank will nevertheless be required to commence the required allocation to its restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied by the end of second quarter 2011. As of the date of this report, the Seattle Bank has been in discussions with the Finance Agency on amending its capital plan to incorporate the terms of the JCE Agreement. Such discussions regarding the proposed capital plan amendments could result in amendments to the JCE Agreement, including, among other things, possible revisions to the termination provisions and mechanics of the separate restricted retained earnings account time period.
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our annual report on Form 10-K for more information on the JCE Agreement.
AOCL
Our AOCL decreased to $531.0 million as of March 31, 2011, compared to $855.8 million as of March 31, 2010, primarily due to improvements in market prices of our AFS investments classified as other-than-temporarily impaired. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three months ended March 31, 2011 and 2010.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of March 31, 2011 and December 31, 2010.
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
The following table presents our permanent capital and risk-based capital requirements as of March 31, 2011 and December 31, 2010.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	March 31, 2011	December 31, 2010
(in thousands)
Permanent capital:
Class B capital stock	$1,639,599	$1,649,695
Mandatorily redeemable Class B capital stock	999,778	989,477
Retained earnings	61,268	73,396
Permanent capital	2,700,645	2,712,568
Risk-based capital requirement:
Credit risk	935,944	940,111
Market risk	313,505	584,083
Operations risk	374,834	457,259
Risk-based capital requirement	1,624,283	1,981,453
Risk-based capital surplus	$1,076,362	$731,115

Our risk-based capital requirement decreased as of March 31, 2011, compared to December 31, 2010, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of March 31, 2011, our regulatory capital-to-assets ratio was 6.22%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target at least through 2011.

The following table presents our regulatory capital-to-assets ratios as of March 31, 2011 and December 31, 2010.

	As of	As of
Regulatory Capital-to-Assets Ratios	March 31, 2011	December 31, 2010
(in thousands, except percentages)
Minimum regulatory capital	$1,837,534	$1,888,319
Total regulatory capital	2,859,509	2,871,432
Regulatory capital-to-assets ratio	6.22%	6.08%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of March 31, 2011 from December 31, 2010.
The following table presents our leverage capital ratios as of March 31, 2011 and December 31, 2010.

	As of	As of
Leverage Capital Ratios	March 31, 2011	December 31, 2010
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,296,918	$2,360,399
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,209,832	4,227,716
Leverage capital ratio	9.16%	8.96%

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
See Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements," "Overview—Consent Arrangement," and Part II. Item 1A. Risk Factors" in this report for further discussion of the Consent Arrangement.
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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2011 and December 31, 2010.
We maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. In addition to the liquidity measures discussed above, the Finance Agency issued final guidance, effective in March 2009, formalizing its previous request for increases in liquidity of FHLBanks during fourth quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term investments, in an amount at least equal to an FHLBank's anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank's protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Since fourth quarter 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency's liquidity guidance and ensure adequate liquidity availability for member advances.
At all times during 2011 and 2010, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements" in our 2010 annual report on Form 10-K.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2011.

	As of March 31, 2011
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Member term deposits	$25,187	$—	$—	$—	$25,187
Consolidated obligation bonds (at par)*	12,637,310	6,591,500	5,620,160	4,770,855	29,619,825
Derivative liabilities	216,786	—	—	—	216,786
Mandatory redeemable capital stock	224,648	629,165	26,813	152,527	1,033,153
Operating leases	2,505	4,513	—	—	7,018
Total contractual obligations	$13,106,436	$7,225,178	$5,646,973	$4,923,382	$30,901,969
Other Commitments
Standby letters of credit	608,238	564	12,497		621,299
Standby bond purchase agreements	42,480	—	—	—	42,480
Unused lines of credit and other commitments	16,000	—	—	—	16,000
Total other commitments	$666,718	$564	$12,497	$—	$679,779

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of March 31, 2011, we had $2.5 billion in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $2.5 billion.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
 We recorded a net loss of $12.1 million for the three months ended March 31, 2011, a decrease of $18.2 million from our first quarter 2010 net income of $6.1 million. The decline in net income was primarily due to lower net interest income and to additional credit-related charges on our PLMBS classified as other-than-temporarily impaired. Net interest income totaled $20.5 million for the three months ended March 31, 2011, compared to $41.9 million for the same period in 2010. While favorably impacted by lower funding costs, net interest income was adversely affected by lower advance volumes, lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment, and a declining balance of mortgage loans held for portfolio. Demand for our advances remained weak during first quarter 2011 as members experienced continued high levels of retail customer deposits and low loan demand. In addition, although the impact to first quarter 2011 net income was not material, net interest income was negatively impacted by $12.6 million of premium amortization on certain of our AFS securities, which was essentially offset by $12.9 million of net gains recorded in other income (loss) on the derivatives hedging these assets. There was no comparable premium amortization and derivative activity in first quarter 2010.
We recorded $22.7 million of additional credit losses on our PLMBS for the three months ended March 31, 2011, compared to $19.6 million of credit losses for the same period in 2010. These additional losses were due to revised assumptions regarding economic trends and their adverse effects on the mortgages underlying those securities.
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
During the three months ended March 31, 2011, our average advance and mortgage loan balances declined significantly from the same period in 2010, negatively impacting interest-rate spread income. The very low prevailing interest-rate environment in first quarter 2011 and during 2010 negatively impacted the yields on our advance and variable interest-rate long-term investment (e.g., our PLMBS) portfolios; however, our net interest-rate spread was favorably impacted by the general improvement in spread between LIBOR and our funding costs, our refinancing of a significant portion of our debt portfolio during 2010, and our use of structured funding, all of which contributed to lower debt funding costs. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing very low interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate in first quarter 2011 and during 2010. The combination of these factors contributed to lower net interest-rate spreads and net interest margins for the three months ended March 31, 2011, compared to the same period in 2010.

The following table summarizes the average rates of various interest-rate indices for the three months ended March 31, 2011 and 2010 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of March 31, 2011, December 31, 2010, and March 31, 2010.

	Average Rate for the Three Months Ended		Ending Rate as of
Market Instrument	March 31, 2011	March 31, 2010	March 31, 2011	December 31, 2010	March 31, 2010
(in percentages)
Federal funds effective/target rate	0.16	0.14	0.10	0.13	0.09
3-month Treasury bill	0.12	0.10	0.09	0.12	0.15
3-month LIBOR	0.31	0.26	0.30	0.30	0.29
2-year U.S. Treasury note	0.68	0.90	0.82	0.59	1.02
5-year U.S. Treasury note	2.10	2.41	2.28	2.01	2.54
10-year U.S. Treasury note	3.44	3.70	3.47	3.29	3.83
The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$13,384,107	$30,319	0.92	$21,243,694	$48,738	0.93
Mortgage loans held for portfolio	3,073,104	38,333	5.06	4,012,354	49,633	5.02
Investments *	31,067,561	30,058	0.39	26,727,962	49,793	0.76
Other interest-earning assets	102,405	40	0.16	51,254	17	0.14
Total interest-earning assets	47,627,177	98,750	0.84	52,035,264	148,181	1.15
Other assets	(380,155)			(653,143)
Total assets	$47,247,022			$51,382,121
Interest-bearing liabilities:
Consolidated obligations	$44,057,105	78,189	0.72	$48,269,116	106,626	0.89
Deposits	328,061	57	0.07	339,573	45	0.05
Mandatorily redeemable capital stock	1,029,064	—	—	947,046	—	—
Other borrowings	121	—	0.17	123	—	—
Total interest-bearing liabilities	45,414,351	78,246	0.70	49,555,858	106,671	0.87
Other liabilities	564,728			775,505
Capital	1,267,943			1,050,758
Total liabilities and capital	$47,247,022			$51,382,121
Net interest income		$20,504			$41,510

Interest-rate spread		$15,916	0.14		$34,450	0.28
Earnings from capital		4,588	0.04		7,060	0.05
Net interest margin		$20,504	0.18		$41,510	0.33

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three months ended March 31, 2011, our average assets significantly declined, compared to the same period in 2010, primarily as a result of lower advance demand, maturities of advances, and principal payments on mortgage loans held for portfolio, partially offset by significant increases in average investments. Our average investment balance significantly increased both in total and as a percentage of our total average assets for the three months ended March 31, 2011, as we, among other things, reinvested advance and mortgage loan proceeds to generate returns on capital and maintain average asset balances and capital and leverage ratios. The reductions in mortgage loans held for portfolio reflected average principal paydowns. As a result of our decision in early 2005 to exit the MPP, we discontinued the purchase of new mortgage loans in 2006.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011 vs. 2010 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(17,812)	$(607)	$(18,419)
Investments	7,103	(26,838)	(19,735)
Mortgage loans held for portfolio	(11,713)	413	(11,300)
Other loans	20	3	23
Total interest income	(22,402)	(27,029)	(49,431)
Interest expense:
Consolidated obligations	(8,742)	(19,695)	(28,437)
Deposits	(2)	14	12
Total interest expense	(8,744)	(19,681)	(28,425)
Change in net interest income	$(13,658)	$(7,348)	$(21,006)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to significantly lower average advance and mortgage loan balances as well as lower interest rates earned on our average investments and incurred on our average liabilities, partially offset by an increased average investments balance, which led to overall decreased net interest income. During the three months ended March 31, 2011, compared to the same period in 2010, we experienced larger decreases in the average yields on our interest-earning assets than in the average cost of our interest-bearing liabilities, decreasing our interest-rate spread by 14 basis points, to 14 basis points. Our earnings from capital declined by 1 basis point to 4 basis points for the three months ended March 31, 2011, compared to the same period in 2010, due to the prevailing low interest-rate environment on short-term and variable interest-rate investments.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Interest Income	2011	2010	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$29,958	$46,131	(35.1)
Prepayment fees on advances, net	361	2,607	(86.2)
Subtotal	30,319	48,738	(37.8)
Investments	30,058	49,793	(39.6)
Mortgage loans held for portfolio	38,333	49,633	(22.8)
Interest-bearing deposits	40	17	135.3
Total interest income	$98,750	$148,181	(33.4)

Interest income decreased significantly for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to significant decreases in average balances of advances and mortgage loans and average yields on investments, partially offset by an increase in the average balance of investments.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 35.1% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a significant decline in average balances. Our average advance balance decreased by $7.9 billion, or 37.0%, to $13.4 billion, for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to lower advance demand and maturities of advances.
For the three months ended March 31, 2011, overall advance activity increased compared to the same period in 2010; however, activity was primarily for very short-term advances. For the three months ended March 31, 2011, new advances totaled $13.1 billion and maturing advances totaled $14.0 billion, compared to $6.8 billion and $9.2 billion for the same period in 2010.
The average yield on advances, including prepayment fees on advances, decreased by 1 basis point to 0.92% for the three months ended March 31, 2011, compared to the same period in 2010. This slight decrease was primarily due to the prevailing low short-term interest rates in both 2011 and 2010 (which impacted the yield on new advances made and existing variable interest-rate advances), and the significant proportion of short-term advances to our total average advance balances.
 Prepayment Fees on Advances
For the three months ended March 31, 2011, we recorded net prepayment fee income of $361,000 primarily resulting from fees charged to borrowers that prepaid $61.8 million in advances. Prepayment fees on hedged advances partially offset the cost of terminating interest-rate exchange agreements hedging those advances.

Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 39.6% for the three months ended March 31, 2011, compared to the same period in 2010. This decrease primarily resulted from significantly lower average yield, partially offset by higher average investment balances. Average yield was impacted by $5.3 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity. Yield was further impacted by a reduction in the overall net term to maturity on our investments as we increased our short-term investments in order to begin our transition to an advance focused bank. The average yield on our investments declined by 37 basis points, to 0.39%, while the average balance of our investments increased by $4.3 billion, to $31.1 billion, for the three months ended March 31, 2011, compared to the same period in 2010.
Because we have been precluded from repurchasing or redeeming capital stock since late 2008, we invest the proceeds from maturing advances and mortgage loans as well as member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. During 2010, our investment portfolio increased as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. As of March 31, 2011, our investments totaled $30.5 billion, unchanged from the balance as of December 31, 2010.
Mortgage Loans Held for Portfolio
Interest income from mortgage loans held for portfolio decreased by 22.8% for the three months ended March 31, 2011, compared to the same period in 2010. This decrease was primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $939.3 million, to $3.1 billion, for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the collection of principal payments. The yield on our mortgage loans held for portfolio increased by 4 basis points, to 5.06%, for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2011 analysis, we determined that no additional provision for credit losses was required for the three months ended March 31, 2011. We recorded a release of provision for credit losses of $428,000 for the same period in 2010.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Interest Expense	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$4,547	$4,321	5.2
Consolidated obligations - bonds	73,642	102,305	(28.0)
Deposits	57	45	26.7
Total interest expense	$78,246	$106,671	(26.6)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes increased by 5.2% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher average costs of funds on our consolidated obligation discount notes, partially offset by lower average balances. The average yields on such notes increased by 4 basis points, to 0.14%, and the average balance of our consolidated obligation discount notes decreased by 25.8%, to $13.1 billion, for the three months ended March 31, 2011, compared to the same period in 2010. Although the average cost of funds remained low in absolute terms, it increased for the three months ended March 31, 2011, compared to the same period in 2010.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 28.0% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the refinancing of a significant portion of our bond portfolio during 2010, which has generally resulted in lower average cost of funds for consolidated obligation bonds since such refinancing. The average yield on such bonds declined by 39 basis points, to 0.96%, for the three months ended March 31, 2011, compared to the same period in 2010. The average balance of our consolidated obligation bonds increased by 1.1%, to $31.0 billion, for the three months ended March 31, 2011 compared to the previous period.
Deposits
Interest expense on deposits increased by 26.7% for the three months ended March 31, 2011, compared to the same period in 2010. The average interest rate paid on deposits increased by 2 basis points and the average balance of deposits decreased by $11.5 million for the three months ended March 31, 2011, compared to the same period in 2010. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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

The following tables present the effect of derivatives and hedging on our net interest income and other (loss) income as well as the total net effect of the use of derivatives and hedging on our income, for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(113)	$—	$8,342	$152	$—	$8,381
Net interest settlements included in net interest income (2)	(42,092)	(17,452)	59,463	509	—	428
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(160)	12,881	(5,858)	2	—	6,865
Gain on derivatives not receiving hedge accounting	—	—	—	—	1,424	1,424
Total net realized gain (loss) on derivatives and hedging activities	(160)	12,881	(5,858)	2	1,424	8,289
Total net effect of derivatives and hedging activities	$(42,365)	$(4,571)	$61,947	$663	$1,424	$17,098

	For the Three Months Ended March 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(166)	$10,169	$—	$—	$10,003
Net interest settlements included in net interest income (2)	(78,329)	68,228	2,642	—	(7,459)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	576	(767)	450	—	259
Gain on derivatives not receiving hedge accounting	—	—	—	3,758	3,758
Total net realized gain (loss) on derivatives and hedging activities	576	(767)	450	3,758	4,017
Total net effect of derivatives and hedging activities	$(77,919)	$77,630	$3,092	$3,758	$6,561

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.

Our use of interest-rate exchange agreements increased our income for the three months ended March 31, 2011 and 2010. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. See “—Financial Condition as of March 31, 2011 and December 31, 2010—Derivative Assets and Liabilities” for additional information.
Other (Loss) Income
Other (loss) income includes member service fees, net OTTI loss recognized in income, net gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous (loss) income not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and net OTTI loss recognized in income is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other (loss) income for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Other (Loss) Income	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Service fees	$625	$673	(7.1)
Net OTTI loss recognized in income	(22,740)	(19,640)	15.8
Net gain on derivatives and hedging activities	8,289	4,017	106.3
Net realized loss on early extinguishment of consolidated obligations	(900)	(3,916)	(77.0)
Other, net	—	2	(100.0)
Total other loss	$(14,726)	$(18,864)	(21.9)

Total other (loss) income improved by $4.1 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a $4.3 million increase in net gain on derivatives and hedging activities and a $3.0 million decrease in net realized loss on early extinguishment of consolidated obligations, partially offset by $3.1 million increase in credit-related OTTI charges recognized in income. The significant changes in other (loss) income are discussed in more detail below.
Net OTTI Loss Recognized in Income
 As of March 31, 2011, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $22.7 million in our statements of operations for the three months ended March 31, 2011, compared to OTTI charges recognized in income of $19.6 million for the same period in 2010. These credit losses on our OTTI PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 21 years as of March 31, 2011.
See “—Financial Condition as of March 31, 2011 and December 31, 2010—Investments,” Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.
Net Gain on Derivatives and Hedging Activities
For the three months ended March 31, 2011, we recorded an increase of $4.3 million in our net gain on derivatives and hedging activities, compared to the same period in 2010.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of operations for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Net Gain on Derivatives and Hedging Activities	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$6,865	$259
Total net gain related to fair value hedge ineffectiveness	6,865	259
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9	(11)
Interest-rate caps or floors	—	(46)
Net interest settlements	1,415	3,815
Total net gain related to derivatives not designated as hedging instruments	1,424	3,758
Net gain on derivatives and hedging activities	$8,289	$4,017

The increase of $4.3 million in the net gain on derivatives and hedging activities for the three months ended March 31, 2011, compared to the same period in 2010, was primarily due to ineffectiveness in our hedging relationships. In addition, several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. The up-front swap fees were recognized through adjustments to fair value each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. Accretion of the corresponding premiums on the hedged AFS securities is recorded within AFS investment interest income (i.e., within net interest margin). However, for the three months ended March 31, 2011, the net gain of $12.9 million on our hedged AFS securities was essentially offset by premium amortization of $12.6 million on our AFS securities. There was no comparable premium amortization and up-front fee activity in first quarter 2010.
Further, $1.4 million of the increase for the three months ended March 31, 2011 relates to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $3.8 million for the same period in 2010. We have decreased our balance of range consolidated obligations since March 31, 2010, due to lack of investor demand for this type of debt.
See “—Effect of Derivatives and Hedging on Net Interest Income,” ”—Financial Condition as of March 31, 2011 and December 31, 2010—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three months ended March 31, 2011 and 2010, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreements cancellations, was entirely related to called consolidated obligation bonds, and decreased by $3.0 million, to $900,000, for the three months ended March 31, 2011, compared to the same period in 2010.
The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Consolidated Obligations Called	2011	2010
(in thousands, except interest rates)
Consolidated obligations called:
Par value	$5,890,000	$4,571,000
Weighted-average interest rate	0.73%	2.18%

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

Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
Other Expense	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,671	$7,587	(12.1)
Occupancy cost	1,184	1,289	(8.1)
Other operating	7,302	4,519	61.6
Finance Agency	1,820	681	167.3
Office of Finance	840	644	30.4
Other	89	96	(7.3)
Total other expense	$17,906	$14,816	20.9

Other expense increased by $3.1 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increased other operating expenses and Finance Agency expense. Other operating expense was also impacted by increased consulting and legal fees of $1.2 million, primarily related to legal proceedings related to our PLMBS, for the three months ended March 31, 2011, compared to the same period in 2010. In addition, as part of our information technology outsourcing, we recorded $1.8 million of incremental consulting and support service expense for our new service provider for the three months ended March 31, 2011, which is included in other operating expense. Compensation and benefits expense decreased by $916,000 for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the outsourcing of our information technology functions, which began in early 2010.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. In first quarter 2011, our billing by the Finance Agency totaled $1.8 million, which included an adjustment of $655,000 related to 2010, 2009, and 2008 and an additional assessment of $305,000 for the Finance Agency's Office of the Inspector General.
Assessments
Our assessments for AHP and REFCORP are based on our net earnings before assessments. Because of the net loss in first quarter 2011, there were no assessments for the three months ended March 31, 2011, compared to $2.2 million of assessments for the same period in 2010. The table below presents our AHP and REFCORP assessments for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
AHP and REFCORP Assessments	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
AHP	$—	$674	N/A
REFCORP	—	1,517	N/A
Total assessments	$—	$2,191	N/A

Due to our overpayment of quarterly REFCORP assessments in prior years, as of March 31, 2011, we were entitled to a refund of $14.6 million, which was recorded in “other assets” on our statements of condition. This refund was received on April 15, 2011.
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
See Note 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information on the JCE Agreement.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” included in our 2010 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. During the three months ended March 31, 2011, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates used in applying them.
Also see "—Financial Condition as of March 31, 2011 and December 31, 2010—Investments, —Derivative Assets and Liabilities, and —Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13" in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
Recently Issued and Adopted Accounting Guidance
See Note 1 in “Part I. Item 1. Financial Statements——Condensed Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.

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

Effective duration of equity is the market value weighted-average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon whether the market value of a derivative position is positive or negative) the market value of our derivatives multiplied by their respective effective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.
Effective Key-Rate-Duration-of-Equity Mismatch
Effective key rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate duration-of-equity measures.
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

We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of March 31, 2011 and December 31, 2010.

	As of	As of
Primary Risk Measures	March 31, 2011	December 31, 2010
Effective duration of equity	1.12	1.25
Effective convexity of equity	(2.28)	(1.84)
Effective key-rate-duration-of-equity mismatch	1.29	1.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.17)%	(2.08)%
- 100 basis point shock scenario (in percentages)	(0.27)%	0.00%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2011, the decrease in the effective duration of equity from that of December 31, 2010 primarily resulted from increases in duration contributions of our consolidated obligations, which were more than offset by decreases in duration contributions of our mortgage-related assets, including our mortgage loans held for portfolio, and our advances (net of derivatives hedging advances).
The decrease in the effective convexity of equity as of March 31, 2011 from December 31, 2010 was primarily caused by the decreasing positive convexity of our callable consolidated obligations used to fund and hedge our mortgage portfolio and increases in the negative convexity of mortgage-related assets backed by Alt-A collateral that were partially offset by reduced negative convexity in our mortgage-related assets backed by prime collateral, including our mortgage loans held for portfolio.
Effective key-rate-duration-of-equity mismatch decreased as of March 31, 2011 from December 31, 2010, primarily due to the changes described above for our duration-related measures and to changes in the composition of our statements of condition.
The estimated changes of our market value-of-equity sensitivity resulting from 100-basis point changes in interest rates between March 31, 2011 and December 31, 2010 were a result of changes in the composition of our statements of condition.
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

Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of March 31, 2011 and December 31, 2010.  The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of March 31, 2011 and December 31, 2010.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	March 31, 2011	December 31, 2010	Limit
Effective duration of equity	(0.30)	(0.43)	+/-5.00
Effective convexity of equity	(2.38)	(2.29)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.70	0.86	+/-3.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.84)%	(0.66)%	+/-4.50%
- 100 basis point shock scenario	(1.09)%	(1.12)%	+/-4.50%
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of March 31, 2011 and December 31, 2010—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2011, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
The acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in internal control over financial reporting for the quarter ended as of March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Seattle Bank's internal control over financial reporting.

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
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2010 annual report on Form 10-K. As was reported in “Part I. Item 3. Legal Proceedings” in our 2010 annual report on Form 10-K, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers in an aggregate original principal amounts of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchase of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sale of the securities to the Seattle Bank.

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
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The Seattle Bank is opposing each of these motions. Oral arguments on the motions were held in March and early April 2011. Decisions on the motions will follow oral argument.
Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

ITEM 1A. RISK FACTORS

Our 2010 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2010 annual report on Form 10-K.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement requires the Seattle Bank to take specified actions (including remediating various concerns) and meet and maintain various standards. The Consent Arrangement establishes the Stabilization Period (defined as commencing as of the date of the Consent Order and continuing through the filing of the Seattle Bank's Form 10-Q for the quarterly period ending June 30, 2011), during which period, the Seattle Bank will continue to be classified as "undercapitalized" by the Finance Agency, unless the Finance Agency takes additional action. We cannot predict whether or when we will meet the requirements of the Consent Arrangement, whether or when the Finance Agency will change our capital classification even if we meet the requirements of the Consent Arrangement, or whether the Finance Agency will take additional actions or require us to meet additional requirements or conditions.
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
On October 25, 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (defined as the period commencing on the date of the Consent Arrangement and continuing through the filing of the Seattle Bank's second quarter 2011 quarterly report on Form 10-Q with the SEC), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
In addition to taking the specified actions within the timeframes noted in the Consent Order and the milestones and timelines we develop as components of our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives, the Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter.
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
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Further, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, achieve minimum financial metrics by the end of the Stabilization Period and maintain them thereafter, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA provisions or imposition of additional requirements or conditions by the Finance Agency, which could have a material adverse consequence to our business, including our financial condition and results of operations.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Recently enacted legislation and regulations, including the Dodd-Frank Act, or proposed legislation such as GSE reform, could have an adverse affect on the Seattle Bank’s and the other FHLBanks’ financial condition and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The FHLBanks' business operations, funding costs, rights and obligations, and the manner in which the FHLBanks carry out their housing finance mission are likely to be affected by the passage of the Dodd-Frank Act and implementing regulations. For example, if an FHLBank is identified as being a systemically important financial institution by the Federal Reserve Board, the FHLBank would be subject to heightened prudential standards established by the Federal Reserve Board. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve Board on the nature and extent of their credit exposures to other significant companies and to undergo semi-annual stress tests.
In addition, under the derivatives regulation portion of the Dodd-Frank Act, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Such additional requirements will likely increase the cost of our hedging activities and may adversely affect our ability to hedge our interest rate risk exposure from advances and achieve our risk management objectives.

The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. For example, in November 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. Deposits are a source of liquidity for Seattle Bank members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for Seattle Bank advances. In addition, on April 1, 2011, the FDIC's final rule revising the assessment system applicable to FDIC-insured financial institutions became effective, resulting in Seattle Bank advances being included in our members' assessment base. This rule may negatively impact demand for our advances to the extent that these assessments increase the cost of advances for some members.

It is not possible to predict the effects of the Dodd-Frank Act, including the related rules and regulations, on the FHLBanks, including the Seattle Bank, or their members until the implementing rules and regulations are drafted, finalized, and effective.
Further, on February 11, 2011, the U.S Treasury and HUD issued jointly a report to Congress on reforming America's housing finance market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama administration noted it would work in consultation with the Finance Agency and the U.S. Congress to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time. The report sets forth possible reforms for the FHLBank System, which would focus the FHLBanks on small- and medium-sized financial institutions; restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank; limit the level of outstanding advances to individual members; and reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.
The potential effect of housing finance and GSE reform on the FHLBanks, including the Seattle Bank, is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.

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

Federal Home Loan Bank of Seattle

By:	/s/ Steven R. Horton	Dated:	May 12, 2011
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 12, 2011
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