Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Seattle
filed 2011-08-11
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2011
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
Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of July 31, 2011, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,406,988 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	June 30, 2011	December 31, 2010
(in thousands, except par value)
Assets
Cash and due from banks	$3,598	$1,181
Deposits with other Federal Home Loan Banks (FHLBanks)	60	9
Securities purchased under agreements to resell	3,000,000	4,750,000
Federal funds sold	7,705,000	6,569,152
Investment securities:
Available-for-sale (AFS) securities (Note 3)	11,717,616	12,717,669
Held-to-maturity (HTM) securities (fair values of $6,525,160 and $6,403,552 as of June 30, 2011 and December 31, 2010) (Note 4)	6,582,166	6,462,215
Total investment securities	18,299,782	19,179,884
Advances (Note 6)	11,160,920	13,355,442
Mortgage loans held for sale (Note 7)	1,323,719	—
Mortgage loans held for portfolio, net (includes $1,794 of allowance for credit losses as of June 30, 2011 and December 31, 2010) (Notes 7 and 8)	1,495,286	3,208,954
Accrued interest receivable	72,343	86,356
Premises, software, and equipment, net (includes $17,881 and $16,854 of accumulated depreciation and amortization as of June 30, 2011 and December 31, 2010)	17,452	15,514
Derivative assets, net (Note 9)	9,676	13,013
Other assets	17,767	28,465
Total Assets	$43,105,603	$47,207,970
Liabilities
Deposits:
Interest-bearing	$310,132	$502,787
Total deposits	310,132	502,787
Consolidated obligations, net (Note 10):
Discount notes	9,333,676	11,596,307
Bonds	30,061,933	32,479,215
Total consolidated obligations, net	39,395,609	44,075,522
Mandatorily redeemable capital stock (Note 11)	1,033,920	1,021,887
Accrued interest payable	121,835	129,472
Affordable Housing Program (AHP) payable	4,265	5,042
Derivative liabilities, net (Note 9)	172,446	253,660
Other liabilities	767,704	36,961
Total liabilities	41,805,911	46,025,331
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,402 and 16,497 shares as of June 30, 2011 and December 31, 2010	1,640,155	1,649,695
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,255 and 1,265 shares as of June 30, 2011 and December 31, 2010	125,489	126,454
Total capital stock	1,765,644	1,776,149
Retained earnings	33,124	73,396
Accumulated other comprehensive loss (AOCL) (Note 11)	(499,076)	(666,906)
Total capital	1,299,692	1,182,639
Total Liabilities and Capital	$43,105,603	$47,207,970

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Interest Income
Advances	$27,177	$43,634	$57,135	89,765
Prepayment fees on advances, net	2,475	10,339	2,836	12,946
Interest-bearing deposits	27	17	67	34
Securities purchased under agreements to resell	541	2,313	1,601	3,954
Federal funds sold	4,194	4,154	9,629	7,924
AFS securities	(87)	7,612	(2,121)	11,367
HTM securities	23,627	43,563	49,224	84,190
Mortgage loans held for portfolio	36,256	46,758	74,589	96,391
Loans to other FHLBanks	—	1	—	1
Total interest income	94,210	158,391	192,960	306,572
Interest Expense
Consolidated obligations - discount notes	2,294	5,781	6,841	10,102
Consolidated obligations - bonds	68,014	102,647	141,656	204,952
Deposits	20	60	77	105
Total interest expense	70,328	108,488	148,574	215,159
Net Interest Income	23,882	49,903	44,386	91,413
Less: Provision for credit losses	—	1,596	—	1,168
Net Interest Income after Provision for Credit Losses	23,882	48,307	44,386	90,245
Other (Loss) Income
Total other-than-temporary impairment (OTTI) loss (Note 5)	(1,939)	(87,982)	(1,954)	(145,236)
Net amount of OTTI loss reclassified (from) to AOCL	(63,305)	41,176	(86,030)	78,790
Net OTTI loss recognized in income	(65,244)	(46,806)	(87,984)	(66,446)
Net realized gain on sale of HTM securities	3,559	—	3,559	—
Net gain on derivatives and hedging activities (Note 9)	26,166	23,125	34,455	27,142
Net realized loss on early extinguishment of consolidated obligations	(2,049)	(1,917)	(2,949)	(5,833)
Service fees	624	722	1,249	1,395
Other, net	121	(3)	121	(1)
Total other loss	(36,823)	(24,879)	(51,549)	(43,743)
Other Expense
Operating:
Compensation and benefits	6,456	7,838	13,127	15,425
Other operating	7,144	7,092	15,630	12,900
Federal Housing Finance Agency (Finance Agency)	1,012	611	2,832	1,292
Office of Finance	506	514	1,346	1,158
Other, net	85	(3,789)	174	(3,693)
Total other expense	15,203	12,266	33,109	27,082
(Loss) Income before Assessments	(28,144)	11,162	(40,272)	19,420
Assessments
AHP	—	911	—	1,585
Resolution Funding Corporation (REFCORP)	—	2,050	—	3,567
Total assessments	—	2,961	—	5,152
Net (Loss) Income	$(28,144)	$8,201	$(40,272)	$14,268

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Six Months Ended June 30, 2011 and 2010	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings	AOCL	Total Capital
	Shares	Par Value	Shares	Par Value
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	15	1,514	—	—	1,514
Net shares reclassified to mandatorily redeemable capital stock	—	1	(65)	(6,578)	—	—	(6,577)
Comprehensive income:
Net income	—	—	—	—	14,268	—	14,268
Other comprehensive income (Note 11)	—	—	—	—	—	85,651	85,651
Total comprehensive income							99,919
Balance, June 30, 2010	1,325	$132,519	17,121	$1,712,085	$67,165	$(823,165)	$1,088,604
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	15	1,528	—	—	1,528
Net shares reclassified to mandatorily redeemable capital stock	(10)	(965)	(110)	(11,068)	—	—	(12,033)
Comprehensive (loss) income:
Net loss	—	—	—	—	(40,272)	—	(40,272)
Other comprehensive income (Note 11)	—	—	—	—	—	167,830	167,830
Total comprehensive income	—	—	—	—	—		127,558
Balance, June 30, 2011	1,255	$125,489	16,402	$1,640,155	$33,124	$(499,076)	$1,299,692

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
(in thousands)
Operating Activities
Net (loss) income	$(40,272)	$14,268
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,016	(61,475)
Net OTTI loss recognized in income	87,984	66,446
Net realized gain on sale of HTM securities	(3,559)	—
Net change in net fair value adjustment on derivatives and hedging activities	(4,901)	21,223
Net realized loss on early extinguishment of consolidated obligations	2,949	5,833
Provision for credit losses	—	1,168
Other adjustments	(121)	—
Net change in:
Accrued interest receivable	14,021	36,235
Other assets	(1,555)	(3,591)
Accrued interest payable	(7,637)	(37,149)
Other liabilities	10,771	3,044
Total adjustments	101,968	31,734
Net cash provided by operating activities	61,696	46,002
Investing Activities
Net change in:
Interest-bearing deposits	5,430	30,294
Deposits with other FHLBanks	(51)	1
Securities purchased under agreements to resell	1,750,000	(2,750,000)
Federal funds sold	(1,135,848)	6,128,763
Premises, software and equipment	(3,283)	(1,081)
AFS securities:
Proceeds from long-term	1,170,757	101,966
Purchases of long-term	(110,555)	(7,115,301)
HTM securities:
Net decrease in short-term	279,023	1,182,019
Proceeds from maturities of long-term	687,322	989,152
Proceeds from sales of long-term	136,698	—
Purchases of long-term	(483,962)	(404,427)
Advances:
Proceeds	21,151,832	19,884,526
Made	(18,971,585)	(16,054,867)
Mortgage loans held for portfolio:
Principal collected	386,590	337,942
Net cash provided by investing activities	4,862,368	2,328,987

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended June 30,
	2011	2010
(in thousands)
Financing Activities
Net change in:
Deposits	$(183,820)	$18,510
Net (payments) proceeds on derivative contracts with financing elements	(33,320)	10,161
Net proceeds from issuance of consolidated obligations:
Discount notes	346,702,455	449,127,206
Bonds	15,288,844	24,020,331
Payments for maturing and retiring consolidated obligations:
Discount notes	(348,953,094)	(456,224,590)
Bonds	(17,744,240)	(20,058,300)
Proceeds from issuance of capital stock	1,528	1,514
Net cash used in financing activities	(4,921,647)	(3,105,168)
Net increase (decrease) in cash and cash equivalents	2,417	(730,179)
Cash and cash equivalents at beginning of the period	1,181	731,430
Cash and cash equivalents at end of the period	$3,598	$1,251

Supplemental Disclosures
Interest paid	$156,211	$252,308
AHP payments, net	$777	$3,366
REFCORP (refunds) payments	$(14,551)	$—
Transfers of mortgage loans to real estate owned (REO)	$1,404	$1,797
Transfers of mortgage loans from held for portfolio to held for sale	$1,323,719	$—
Transfers of HTM securities to AFS securities	$8,152	$193,270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2010 audited financial statements and related notes (2010 Audited Financial Statements) included in the 2010 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of June 30, 2011 and the operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2011.
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
Recently Issued or Adopted Accounting Guidance
Presentation of Comprehensive Income
On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income in the statement of changes in shareholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Seattle Bank), and is to be applied retrospectively for all periods presented. Early adoption is permitted. We expect to begin presenting the comprehensive income information in a separate statement in our first quarter 2012 financial statements.
Fair Value Measurements and Disclosures
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

On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance intended to result in the consistent definition of fair value and common requirements for measuring fair value and disclosure between GAAP and International Financial Reporting Standards, as well as certain instances where a particular principle or requirement for measuring fair value or disclosing information has changed. This guidance is not intended to result in a change in the application of the existing fair value measurement requirements. The updated guidance is effective for interim and annual periods beginning on January 1, 2012 and applied prospectively. Early application is not permitted. The adoption of this guidance may result in increased annual and interim financial statement disclosures, but is not expected to have a material impact on our financial condition, results of operation, and cash flows.
Repurchase Agreements
On April 29, 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria evaluated in determining effective control. The new guidance is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012 for the Seattle Bank). The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance is not expected to affect our financial condition, results of operations, or cash flows.
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
On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. On April 5, 2011, the FASB issued guidance clarifying which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance was effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Seattle Bank), and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Our adoption of this guidance as of July 1, 2011 will not affect our disclosures, financial condition, results of operations, or cash flows.

Note 2—Regulatory Matters
The following discussion summarizes the regulatory matters of the Seattle Bank and, where applicable, provides updates to such matters. See Note 2 in our 2010 Audited Financial Statements included in our 2010 annual report on Form 10-K for a detailed discussion of the Seattle Bank's regulatory matters.
Our financial statements and related notes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency and has subsequently remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our private-label mortgage-backed securities (PLMBS) and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA regulations, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010. For further information on the PCA regulation and the Seattle Bank's capital classification, see Note 11.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements and we have agreed to address, among other things:

•
Risk Management and Asset Improvement. We may not resume purchasing mortgage loans under our Mortgage Purchase Program (MPP), a program under which we ceased purchasing mortgage loans in 2006, and must resolve the technical violation of the requirement to provide supplemental mortgage insurance (SMI) on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board of Directors (Board) must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

•
Capital Adequacy and Retained Earnings. We must submit to the Finance Agency for review and approval a capital stock repurchase plan consistent with guidance the Finance Agency may provide. In addition, we will not resume capital stock repurchases or redemptions without prior written approval of the Finance Agency. Further, we will not pay dividends except upon compliance with a capital restoration plan approved by the Finance Agency and prior written approval of the Finance Agency.

•	Remediation of Examination Findings. We will remediate the findings of the Finance Agency's 2010 Report of Examination, pursuant to an examination remediation plan approved by the Finance Agency.

•	Information Technology. We will develop an enterprise-wide information technology policy satisfying requirements the Finance Agency may provide.

•
Senior Management and Compensation Practices. We will not take personnel action regarding compensation, including incentive-based compensation awards, or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency. Further, we will develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide.

The Consent Arrangement also provides for a Stabilization Period commencing on the date of the Consent Order and continuing through the filing of this second quarter 2011 report on Form 10-Q with the Securities and Exchange Commission (SEC). The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. As of the end of the second quarter 2011, retained earnings, AOCL, and MVE to PVCS ratio were as follows:

•
Retained Earnings, which represent accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses, decreased to $33.1 million as of June 30, 2011, from $73.4 million at the end of 2010 as a result of our net loss for the six months ended June 30, 2011, which falls below the minimum stipulated level in the Consent Arrangement for this financial metric.

On June 30, 2011, we entered into an agreement to sell $1.3 billion of mortgage loans previously held for portfolio. This transaction, which settled on July 26, 2011, resulted in a gain of approximately $74 million, which will be reflected in the bank's third quarter financial results. Although we did not maintain our retained earnings requirement under the Consent Arrangement as of June 30, 2011, the gain on sale of mortgage loans represents a significant contribution to third quarter 2011 net income and retained earnings.

•
AOCL, which primarily represents accumulated unrealized losses on our PLMBS classified as other-than-temporarily impaired, improved to $499.1 million as of June 30, 2011, from $666.9 million, as of December 31, 2010.

•
MVE to PVCS Ratio, which compares the market value of our assets minus the market value of our liabilities to the par value of our capital stock (including mandatorily redeemable capital stock), increased to 77.6% as of June 30, 2011, compared to 75.7% as of December 31, 2010.

We have met the AOCL and MVE to PVCS ratio minimum financial metrics pursuant to the Consent Arrangement at each reporting period end through June 30, 2011. In addition, we have continued taking the specified actions noted in the Consent Arrangement and are working toward meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating with the Finance Agency so that such actions and improvements are aligned with the Finance Agency's expectations. However, there is a risk that our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics during the post-Stabilization Period or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully develop and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA provisions or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency completes its post-Stabilization Period review of our progress in meeting the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized." Further, we remain restricted from redeeming or repurchasing capital stock without Finance Agency approval.

Note 3—Available-for-Sale Securities
Major Security Types
 The following tables summarize our AFS securities as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (3)	$3,908,011	$—	$5,509	$(428)	$3,913,092
Temporary Liquidity Guarantee Program (TLGP) securities (4)	6,364,238	—	16,824	(157)	6,380,905
Residential PLMBS	1,868,600	(1,043,224)	598,243	—	1,423,619
Total	$12,140,849	$(1,043,224)	$620,576	$(585)	$11,717,616

	As of December 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
GSE obligations (3)	$4,854,017	$—	$1,956	$(6,137)	$4,849,836
TLGP securities (4)	6,390,998	—	9,057	(1,277)	6,398,778
Residential PLMBS	2,059,078	(1,125,755)	535,732	—	1,469,055
Total	$13,304,093	$(1,125,755)	$546,745	$(7,414)	$12,717,669

(1)
Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings. The amortized cost basis of our GSE obligations and TLGP securities excludes favorable basis adjustments of $15.4 million and $9.1 million related to fair value hedges as of June 30, 2011 and December 31, 2010.

(2)	See Note 11 for a reconciliation of the AOCL related to AFS securities for the six months ended June 30, 2011 and 2010.
(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $512.1 million and $423.9 million and net accretable discounts of $65,000 as of June 30, 2011 and December 31, 2010.
On October 25, 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. Because current economic conditions make near-term advance growth challenging, we expect that our investment portfolio will decrease as we strive to achieve our desired asset composition.
During the first half of 2011 and during 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses.

The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during the first two quarters of 2011 and during 2010. The amounts below represent the values as of the referenced transfer dates.

	2011				2010
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ended:
March 31	$12,942	$(4,790)	$572	$8,724	$136,506	$(59,179)	$—	$77,327
June 30	—	—	—	—	212,042	(96,099)	4,742	120,685
September 30					199,208	(72,500)	9,405	136,113
December 31					141,816	(58,220)	6,676	90,272
Total	$12,942	$(4,790)	$572	$8,724	$689,572	$(285,998)	$20,823	$424,397

As of June 30, 2011 and December 31, 2010, we held $3.0 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of June 30, 2011 and December 31, 2010, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. The total unrealized losses in the tables below will not agree to the total gross unrealized losses included in the "Major Security Types" tables above. The total unrealized losses below include non-credit OTTI losses recorded in AOCL and subsequent unrealized changes in fair value related to other-than-temporarily impaired securities.

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$597,035	$(428)	$—	$—	$597,035	$(428)
TLGP securities	482,780	(85)	31,172	(72)	513,952	(157)
Residential PLMBS	—	—	1,423,619	(444,981)	1,423,619	(444,981)
Total	$1,079,815	$(513)	$1,454,791	$(445,053)	$2,534,606	$(445,566)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$2,833,502	$(6,137)	$—	$—	$2,833,502	$(6,137)
TLGP securities	3,139,712	(1,277)	—	—	3,139,712	(1,277)
Residential PLMBS	—	—	1,469,055	(590,023)	1,469,055	(590,023)
Total	$5,973,214	$(7,414)	$1,469,055	$(590,023)	$7,442,269	$(597,437)

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of June 30, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2011		As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-mortgage-backed securities (MBS):
Due in less than one year	$6,885,012	$6,891,170	$1,110,100	$1,109,843
Due after one year through five years	3,350,200	3,365,825	9,970,048	9,975,331
Due after five years through 10 years	—	—	127,813	126,505
Due after 10 years	37,037	37,002	37,054	36,935
Subtotal	10,272,249	10,293,997	11,245,015	11,248,614
MBS	1,868,600	1,423,619	2,059,078	1,469,055
Total	$12,140,849	$11,717,616	$13,304,093	$12,717,669

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of June 30, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	June 30, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$4,065,779	$4,529,563
Variable	6,206,470	6,715,452
Subtotal	10,272,249	11,245,015
MBS:
Variable	1,868,600	2,059,078
Subtotal	1,868,600	2,059,078
Total	$12,140,849	$13,304,093

As of June 30, 2011 and December 31, 2010, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $15.4 million and $9.1 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of June 30, 2011 and December 31, 2010, 89.8% and 81.2% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable rate.
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—Held-to-Maturity Securities
 Major Security Types
 The following tables summarize our HTM securities as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Commercial paper	$74,996	$—	$74,996	$—	$—	$74,996
Certificates of deposit (4)	913,000	—	913,000	25	—	913,025
Other U.S. agency obligations (5)	28,738	—	28,738	314	(5)	29,047
GSE obligations (6)	389,487	—	389,487	31,135	—	420,622
State or local housing agency obligations	3,265	—	3,265	—	(15)	3,250
Subtotal	1,409,486	—	1,409,486	31,474	(20)	1,440,940
Residential MBS:
Other U.S. agency (5)	174,932	—	174,932	245	(76)	175,101
GSEs (6)	3,958,270	—	3,958,270	31,335	(3,675)	3,985,930
PLMBS	1,099,092	(59,614)	1,039,478	4,185	(120,474)	923,189
Subtotal	5,232,294	(59,614)	5,172,680	35,765	(124,225)	5,084,220
Total	$6,641,780	$(59,614)	$6,582,166	$67,239	$(124,245)	$6,525,160

	As of December 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,267,000	$—	$1,267,000	$13	$—	$1,267,013
Other U.S. agency obligations (5)	38,169	—	38,169	453	(9)	38,613
GSE obligations (6)	389,255	—	389,255	39,298	—	428,553
State or local housing agency obligations	3,590	—	3,590	—	—	3,590
Subtotal	1,698,014	—	1,698,014	39,764	(9)	1,737,769
Residential MBS:
Other U.S. agency (5)	182,211	—	182,211	277	(40)	182,448
GSEs (6)	3,312,555	—	3,312,555	41,079	(1,203)	3,352,431
PLMBS	1,339,968	(70,533)	1,269,435	6,481	(145,012)	1,130,904
Subtotal	4,834,734	(70,533)	4,764,201	47,837	(146,255)	4,665,783
Total	$6,532,748	$(70,533)	$6,462,215	$87,601	$(146,264)	$6,403,552

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 11 for a reconciliation of the AOCL related to HTM securities for the six months ended June 30, 2011 and 2010.
(3)	Represent the difference between fair value and carrying value, while gross unrealized gains (losses) represent the difference between fair value and amortized cost.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our MBS investments classified as HTM includes $776,000 and $1.3 million of credit-related OTTI losses, net accretable premium of $11.0 million and $1.5 million, and net accretable discount of $14.7 million and $20.0 million as of June 30, 2011 and December 31, 2010.
During the six months ended June 30, 2011 and during 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3).
As of June 30, 2011 and December 31, 2010, we held $302.8 million and $384.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of June 30, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Commercial paper	$74,996	$—	$—	$—	$74,996	$—
Other U.S. agency obligations	—	—	1,283	(5)	1,283	(5)
State or local housing agency obligations	1,385	(15)	—	—	1,385	(15)
Subtotal	76,381	(15)	1,283	(5)	77,664	(20)
Residential MBS:
Other U.S. agency	54,885	(76)	—	—	54,885	(76)
GSEs	1,621,528	(3,675)	—	—	1,621,528	(3,675)
Temporarily impaired PLMBS	67,543	(566)	485,654	(119,908)	553,197	(120,474)
Other-than-temporarily impaired PLMBS	—	—	86,187	(59,614)	86,187	(59,614)
Subtotal	1,743,956	(4,317)	571,841	(179,522)	2,315,797	(183,839)
Total	$1,820,337	$(4,332)	$573,124	$(179,527)	$2,393,461	$(183,859)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,350	$(8)	$333	$(1)	$1,683	$(9)
Subtotal	1,350	(8)	333	(1)	1,683	(9)
Residential MBS:
Other U.S. agency	56,804	(40)	—	—	56,804	(40)
GSEs	664,417	(1,203)	—	—	664,417	(1,203)
Temporarily impaired PLMBS	39,375	(196)	574,924	(144,816)	614,299	(145,012)
Other-than-temporarily impaired PLMBS	—	—	96,805	(70,533)	96,805	(70,533)
Subtotal	760,596	(1,439)	671,729	(215,349)	1,432,325	(216,788)
Total	$761,946	$(1,447)	$672,062	$(215,350)	$1,434,008	$(216,797)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of June 30, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2011			As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$1,079,231	$1,079,231	$1,082,112	$1,276,107	$1,276,107	$1,276,242
Due after one year through five years	299,634	299,634	327,922	389,255	389,255	428,554
Due after five years through 10 years	11,960	11,960	12,051	11,722	11,722	11,821
Due after 10 years	18,661	18,661	18,855	20,930	20,930	21,152
Subtotal	1,409,486	1,409,486	1,440,940	1,698,014	1,698,014	1,737,769
MBS	5,232,294	5,172,680	5,084,220	4,834,734	4,764,201	4,665,783
Total	$6,641,780	$6,582,166	$6,525,160	$6,532,748	$6,462,215	$6,403,552

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of June 30, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	June 30, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$1,303,870	$1,665,362
Variable	105,616	32,652
Subtotal	1,409,486	1,698,014
MBS:
Fixed	1,286,370	927,307
Variable	3,945,924	3,907,427
Subtotal	5,232,294	4,834,734
Total	$6,641,780	$6,532,748

Credit Risk
 A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities, are included in Note 5.

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
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired.
PLMBS
 Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks enhanced their overall OTTI process in 2009 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for the majority of these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBank's system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions. Two of our PLMBS cannot be analyzed using the standard process. These securities (with a total unpaid principal balance of $1.9 million as of June 30, 2011) lack the loan-level collateral data necessary to apply the FHLBanks' common platform and are assessed using a proxy for the missing loan-level data results.
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

At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of June 30, 2011 assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2011, followed in each case by a three-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths, which vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.
 We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows, based on the model approach described above, reflects a most reasonable estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.
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
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended June 30, 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended June 30, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime:
2008	8.6	8.4-8.6	22.1	20.0-32.3	44.6	44.0-47.2	24.1	20.5-41.8
2005	5.7	5.1-8.9	31.0	13.3-34.8	36.6	33.4-37.3	20.3	11.8-21.9
2004 and prior	20.1	4.4-53.1	3.6	0-41.0	25.4	0-54.4	9.6	2.8-50.6
Total prime	17.3	4.4-53.1	8.4	0-41.0	29.3	0-54.4	12.7	2.8-50.6
Alt-A:
2008	9.9	8.9-11.0	53.9	52.7-55.1	49.1	47.4-52.6	35.6	25.9-39.8
2007	6.9	4.1-13.0	78.2	35.6-88.4	57.6	47.3-66.0	33.5	2.7-44.5
2006	5.4	3.5-7.2	84.1	73.5-89.7	58.7	49.7-69.7	40.0	25.9-59.2
2005	8.6	5.8-12.2	64.0	37.1-81.2	47.7	34.5-58.9	34.7	0-53.9
2004 and prior	14.8	13.5-18.3	15.1	0.5-33.0	26.3	14.4-36.7	17.4	10.1-28.4
Total Alt-A	7.0	3.5-18.3	75.2	0.5-90.0	55.9	14.4-69.7	35.7	0-59.2
Total PLMBS	8.9	3.5-53.1	62.9	0-89.7	51.0	0-69.7	31.4	0-59.2

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the three months ended June 30, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended June 30, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Alt-A:
2008	9.4	8.9-10.1	54.5	52.7-55.1	49.6	47.4-52.6	33.7	24.2-38.4
2007	6.8	4.1-13.0	78.4	35.6-88.4	57.8	47.3-66.0	32.0	0.1-44.0
2006	5.4	3.5-6.7	84.4	73.5-89.7	58.8	49.7-69.7	38.3	23.8-45.9
2005	7.9	5.8-11.1	70.1	47.9-81.2	51.1	36.9-58.9	28.5	0-46.9
Total	6.6	3.5-13.0	77.4	35.6-89.7	57.0	36.9-69.7	34.0	0-46.9

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in the second quarter of 2011 on 43 securities identified as OTTI in prior reporting periods. No new securities were other-than-temporarily impaired in the second quarter of 2011. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI in prior periods	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954
Total	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI in the period noted	$1,342	$85,619	$86,961	$3,798	$131,465	$135,263
PLMBS identified with OTTI in prior periods	45,464	(44,443)	1,021	62,648	(52,675)	9,973
Total	$46,806	$41,176	$87,982	$66,446	$78,790	$145,236

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. For the three and six months ended June 30, 2011, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities (in 2010), transfers of certain OTTI HTM securities to AFS securities, changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $167.8 million and $85.7 million for the six months ended June 30, 2011 and 2010. See Note 11 for a tabular presentation of AOCL.
The following table summarizes key information as of June 30, 2011 for the PLMBS on which we have recorded OTTI charges for the three months ended June 30, 2011.

	As of June 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$146,468	$145,775	$86,161	$86,187	$2,339,718	$1,837,459	$1,401,407
Total	$146,468	$145,775	$86,161	$86,187	$2,339,718	$1,837,459	$1,401,407

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of June 30, 2011 and December 31, 2010 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to June 30, 2011 or December 31, 2010).

	As of June 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$146,468	$145,775	$86,161	$86,187	$2,378,669	$1,868,600	$1,423,619
Total	$146,468	$145,775	$86,161	$86,187	$2,378,669	$1,868,600	$1,423,619

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Loss Component of OTTI	2011	2010	2011	2010
(in thousands)
Balance, beginning of period	$446,813	$338,473	$424,073	$319,113
Additions:
Credit losses on securities on which OTTI was not previously recognized	—	1,342	—	3,798
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	65,244	45,464	87,984	62,648
Total additional credit losses recognized in period noted	65,244	46,806	87,984	66,446
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(530)	(53)	(530)	(333)
Balance, end of period	$511,527	$385,226	$511,527	$385,226

*	Relates to securities that were also previously determined to be OTTI prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of June 30, 2011:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of June 30, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of June 30, 2011, all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.15% to 8.22% as of June 30, 2011 and 0.22% to 8.22% as of December 31, 2010. Interest rates on our AHP advances were 5.00% as of June 30, 2011 and December 31, 2010.

The following table summarizes our advances outstanding as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$5,182,915	1.26	$4,993,789	1.25
Due after one year through two years	1,297,601	2.77	3,027,371	1.75
Due after two years through three years	602,822	3.09	1,218,938	2.86
Due after three years through four years	542,900	3.18	308,891	3.50
Due after four years through five years	1,056,984	4.17	962,363	3.58
Thereafter	2,124,511	4.19	2,476,850	4.33
Total par value	10,807,733	2.50	12,988,202	2.33
Commitment fees	(539)		(573)
Discount on AHP advances	(6)		(9)
Premium on advances	26,395		28,480
Discount on advances	(4,483)		(5,360)
Hedging adjustments	331,820		344,702
Total	$11,160,920		$13,355,442

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of June 30, 2011 and December 31, 2010, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $3.2 billion as of June 30, 2011 and December 31, 2010. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest-rates as of June 30, 2011. We had $175.0 million variable-to-fixed interest-rate advances outstanding as of December 31, 2010.
The following table summarizes our advances by next put/convert date as of June 30, 2011 and December 31, 2010.

	As of	As of
Advances by Next Put/Convert Date	June 30, 2011	December 31, 2010
(in thousands)
Due in one year or less	$7,189,431	$7,214,305
Due after one year through two years	1,453,601	2,971,871
Due after two years through three years	712,822	1,426,438
Due after three years through four years	436,400	268,891
Due after four years through five years	308,968	390,863
Thereafter	706,511	715,834
Total par value	$10,807,733	$12,988,202

The following table summarizes our advances by interest-rate payment terms as of June 30, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	June 30, 2011	December 31, 2010
(in thousands)
Fixed:
Due in one year or less	$4,791,777	$4,270,407
Due after one year	5,033,482	6,783,078
Total fixed-rate	9,825,259	11,053,485
Variable:
Due in one year or less	391,138	723,382
Due after one year	591,336	1,211,335
Total variable	982,474	1,934,717
Total par value	$10,807,733	$12,988,202

As of June 30, 2011 and December 31, 2010, 77.9% and 76.4% of our fixed interest-rate advances were swapped to a variable interest rate.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2011, our top five borrowers held 59.7% of the par value of our outstanding advances, with the top two borrowers holding 50.5% (Bank of America Oregon, N.A. with 33.4% and Washington Federal Savings & Loan Association with 17.1%) and the other three borrowers each holding less than 10%. As of June 30, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 25 months. As of December 31, 2010, the top five borrowers held 59.8% of the par value of our outstanding advances, with the top two borrowers holding 45.8% (Bank of America Oregon, N.A. with 31.6% and Washington Federal Savings & Loan Association with 14.2%) and the other three borrowers each holding less than 10%. As of December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 27 months.
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
We do not expect to incur any credit losses on our advances. We have not provided any allowance for losses on advances because we believe it is probable that we will be able to collect all amounts due in accordance with the contractual terms of each agreement. For additional information on our credit risk on advances and allowance for credit losses, see Note 8.

Pursuant to the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of the Seattle Bank's total assets. Further, we are reviewing our advance pricing policies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. We have revised and will continue to revise our collateral and credit risk management policies in a manner acceptable to the Finance Agency. In April 2011, we announced changes to our collateral policies, including, among other things, changes to the methodology used to calculate the borrowing capacity of our members' pledged collateral, which were effective May 23, 2011. Going forward, for pledged loan collateral for which we previously relied on unpaid principal balance as a factor in calculating members' borrowing capacity, we will apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. Pursuant to the Consent Arrangement, we have submitted to the Finance Agency a plan to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and commenced remediation efforts such as the borrowing capacity change noted above. For further discussion of the Consent Arrangement, see Notes 2 and 11.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $3.2 million and $3.5 million for the three and six months ended June 30, 2011, compared to $32.6 million and $39.0 million for the same periods in 2010.

Note 7—Mortgage Loans
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. On June 30, 2011, we entered into an agreement to sell $1.3 billion of mortgage loans. The transaction, which settled on July 26, 2011, resulted in a gain of approximately $74 million, which will be reflected in our third quarter 2011 financial results. On June 30, 2011, we reclassified $1.3 billion of mortgage loans to held for sale. We have no current plans to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio and held for sale as of June 30, 2011 and December 31, 2010.

	As of		As of
	June 30, 2011		December 31, 2010
Mortgage Loans	Held for Portfolio	Held for Sale	Held for Portfolio
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$90,958	$248,674	$407,176
Fixed interest-rate, long-term*, single-family	1,404,571	1,076,233	2,801,124
Total loan principal	1,495,529	1,324,907	3,208,300
Premiums	10,498	7,878	24,648
Discounts	(8,947)	(9,066)	(22,200)
Mortgage loans, before allowance for credit losses	1,497,080	1,323,719	3,210,748
Less: Allowance for credit losses on mortgage loans	1,794	—	1,794
Total mortgage loans, net	$1,495,286	$1,323,719	$3,208,954

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of		As of
	June 30, 2011		December 31, 2010
Principal of Mortgage Loans	Held for Portfolio	Held for Sale	Held for Portfolio
(in thousands)
Government-guaranteed/insured	$129,979	$—	$141,499
Conventional	1,365,550	1,324,907	3,066,801
Total loan principal	$1,495,529	$1,324,907	$3,208,300

In addition to the associated property, the conventional mortgage loans are supported by a combination of primary mortgage insurance (PMI) and a lender risk account (LRA). The LRA is funded either upfront as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. The LRA is a lender-specific account funding an amount approximately sufficient to cover expected losses on the pool of mortgages at the time of purchase. The LRA funds are used to offset any losses that may occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with the stepdown schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years based on the assumption at purchase that no mortgage loan losses are expected beyond 11 years due to principal paydowns and property value appreciation. The LRA balances are recorded in "other liabilities" on the statements of condition. For information on our credit risk on mortgage loans and allowance for credit losses, see Note 8.
In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We remain in technical violation of the requirement to provide SMI on our MPP conventional mortgage loans. As a result of our sale of approximately half of our conventional mortgage loans, we expect a similar reduction in the expected cost of credit protection. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
As of June 30, 2011 and December 31, 2010, approximately 87% of our outstanding mortgage loans had been purchased from JPMorgan Chase, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.). All of the mortgages classified as held for sale were originally purchased from JPMorgan Chase, N.A.

As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Notes 2 and 11.

Note 8—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold. See Note 11 in our 2010 Audited Financial Statements included in our 2010 annual report on Form 10-K for a detailed description of the allowance methodologies established for each asset portfolio.

Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. Since mid-2008, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a number of borrowers from blanket collateral arrangements to physical possession collateral arrangements. This type of arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. Historically, to determine the collateral value, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market-value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. In addition, for some whole-loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. In addition, for members with a weakened financial condition, we utilize a third-party vendor to assist us in estimating the liquidation value of such members' loan collateral as part of our loss reserve analysis. As of June 30, 2011 and December 31, 2010, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. See Notes 2 and 6 for additional details on recent changes to our collateral management practices and actions related to meeting the requirements of the Consent Arrangement.
As of June 30, 2011 and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the three and six months ended June 30, 2011 and 2010.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of June 30, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of June 30, 2011 and December 31, 2010, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.
Mortgage Loans - Government-Guaranteed
Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA) and any losses from such loans are expected to be recovered from this entity. Any losses from such loans that are not recovered from this entity are absorbed by the mortgage servicers. Therefore, there is no allowance for credit losses on government-guaranteed mortgage loans. In addition, due to the FHA's guarantee, these mortgage loans are also not placed on nonaccrual status.
Mortgage Loans Held for Portfolio - Conventional
Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in PMI and LRA. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and six months ended June 30, 2011 and 2010, as well as the unpaid principal balance of such loans collectively evaluated for impairment as of June 30, 2011. We had no loans individually assessed for impairment as of June 30, 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for Credit Losses	2011	2010	2011	2010
(in thousands)
Balance, beginning of period	$1,794	$198	$1,794	$626
Provision for credit losses	—	1,596	—	1,168
Balance, end of period	$1,794	$1,794	$1,794	$1,794
Ending balance, collectively evaluated for impairment	$1,794		$1,794
Recorded investments of mortgage loans, end of period *:
Collectively evaluated for impairment	$1,378,115		$1,378,115

*
Excludes government-guaranteed mortgage loans and mortgage loans held for sale. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of June 30, 2011 and December 31, 2010. Mortgage loans held for sale were excluded from the table as these loans were all current as of June 30, 2011.

	As of June 30, 2011			As of December 31, 2010
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$26,033	$13,057	$39,090	$32,238	$18,015	$50,253
Past due 60-89 days delinquent and not in foreclosure	10,988	5,665	16,653	12,403	7,092	19,495
Past due 90 days or more delinquent	50,567	19,512	70,079	42,522	24,229	66,751
Total past due	87,588	38,234	125,822	87,163	49,336	136,499
Total current loans	1,290,527	93,179	1,383,706	2,994,417	93,959	3,088,376
Total mortgage loans	$1,378,115	$131,413	$1,509,528	$3,081,580	$143,295	$3,224,875
Accrued interest - mortgage loans	$11,816	$606	$12,422	$13,466	$661	$14,127
Other delinquency statistics:
In process of foreclosure included above (2)	$40,790	None	$40,790	$32,491	None	$32,491
Serious delinquency rate (3)	3.7%	14.8%	4.6%	1.4%	16.9%	2.1%
Past due 90 days or more still accruing interest (4)	$39,355	$19,512	$58,867	$34,788	$24,229	$59,017
Loans on non-accrual status (5)	$11,212	None	$11,212	$7,734	None	$7,734
REO	$1,319	None	$1,319	$1,238	None	$1,238

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)	Includes mortgage loans where the decision of foreclosure has been reported.
(3)
Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class. The increase in serious delinquency rate as of June 30, 2011 compared to December 31, 2010 is primarly due to lower total mortgage loan held for portfolio balance.

(4)	Generally represents government-guaranteed mortgage loans.
(5)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of June 30, 2011 and December 31, 2010 were repaid according to the contractual terms or are expected to be repaid according to contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of June 30, 2011 and December 31, 2010.

Note 9—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. Finance Agency regulations and our risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of interest-rate exchange agreements is an integral part of our financial management strategy.
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

Types of Interest-Rate Exchange Agreements
Our risk management policy establishes guidelines for the use of derivatives, including the amount of exposure to interest-rate changes we are willing to accept on our statements of condition. The goal of our interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within specified limits. We use derivatives when they are considered the most cost-effective alternative to achieve our financial- and risk-management objectives. We generally use interest-rate swaps, swaptions, and interest-rate caps and floors in our interest-rate risk management. Interest-rate swaps are generally used to manage interest-rate exposures while swaptions, caps, and floors are generally used to manage interest-rate and volatility exposures.
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment; or (2) in asset/liability management as either an economic or intermediary hedge.
Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets and/or to adjust the interest-rate sensitivity of advances or investments to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
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
Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items include advances, mortgage loans held for portfolio, investments, and consolidated obligations.
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

The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of June 30, 2011 and December 31, 2010.

	As of	As of
Credit Risk Exposure	June 30, 2011	December 31, 2010
(in thousands)
Total net exposure at fair value *	$32,553	$27,055
Less: Cash collateral held	22,877	14,042
Exposure, net of collateral	$9,676	$13,013

*	Includes net accrued interest receivable of $20.8 million and $34.3 million as of June 30, 2011 and December 31, 2010.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings with a negative outlook on select GSEs, including the FHLBank System, from “AAA” to "AA+.” The S&P rating downgrade did not impact our collateral delivery requirements because the Seattle Bank was already rated "AA+." The aggregate fair values of all derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2011 and December 31, 2010 was $264.6 million and $351.2 million, for which we posted collateral of $92.1 million and $98.4 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $83.6 million and $120.1 million of collateral to our derivative counterparties as of June 30, 2011 and December 31, 2010.
We generally transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information
The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Seattle Bank to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the derivatives, the item(s) being hedged, and any offsets between the two. The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2011 and December 31, 2010. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$36,142,846	$241,276	$474,725
Interest-rate caps or floors	10,000	161	—
Total derivatives designated as hedging instruments	36,152,846	241,437	474,725
Derivatives not designated as hedging instruments:
Interest-rate swaps	108,500	1,584	327
Total derivatives not designated as hedging instruments	108,500	1,584	327
Total derivatives before netting and collateral adjustments:	$36,261,346	243,021	475,052
Netting adjustments (1)		(210,468)	(210,468)
Cash collateral and related accrued interest		(22,877)	(92,138)
Total netting and collateral adjustments		(233,345)	(302,606)
Derivative assets and derivative liabilities as reported on the statement of condition		$9,676	$172,446

	As of December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,763,544	$226,753	$551,108
Interest-rate caps or floors	20,000	267	—
Total derivatives designated as hedging instruments	34,783,544	227,020	551,108
Derivatives not designated as hedging instruments:
Interest-rate swaps	53,500	563	657
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	253,500	563	657
Total derivatives before netting and collateral adjustments:	$35,037,044	227,583	551,765
Netting adjustments (1)		(200,528)	(200,528)
Cash collateral and related accrued interest		(14,042)	(97,577)
Total netting and collateral adjustments		(214,570)	(298,105)
Derivative assets and derivative liabilities as reported on the statement of condition		$13,013	$253,660

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The fair values of bifurcated derivatives relating to $108.5 million and $53.5 million of range consolidated obligation bonds as of June 30, 2011 and December 31, 2010 were net liabilities of $322,000 and $220,000 and are included in the carrying value of the bonds on our statements of condition and are not reflected in the tables above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of operations for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2011	2010	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$23,879	$19,193	$30,744	$19,452
Total net gain related to fair value hedge ineffectiveness	23,879	19,193	30,744	19,452
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(9)	28	—	17
Interest-rate caps or floors	—	(1)	—	(47)
Net interest settlements	2,296	3,905	3,711	7,720
Total net gain related to derivatives not designated as hedging instruments	2,287	3,932	3,711	7,690
Net gain on derivatives and hedging activities	$26,166	$23,125	$34,455	$27,142
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(6,791)	$5,328	$(1,463)	$(41,000)
AFS securities (3)	4,749	7,864	12,613	(17,570)
Consolidated obligation bonds	120,099	(107,417)	12,682	63,813
Consolidated obligation discount notes	(318)	365	47	314
Total	$117,739	$(93,860)	$23,879	$5,557

	For the Three Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,464)	$28,282	$(3,182)	$(63,264)
AFS securities (3)	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	190,666	(168,445)	22,221	69,114
Consolidated obligation discount notes	171	(244)	(73)	50
Total	$153,107	$(133,914)	$19,193	$4,408

	For the Six Months Ended June 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$7,309	$(8,932)	$(1,623)	$(83,092)
AFS securities (3)	19,184	6,310	25,494	(35,022)
Consolidated obligation bonds	63,756	(56,932)	6,824	123,276
Consolidated obligation discount notes	(772)	821	49	823
Total	$89,477	$(58,733)	$30,744	$5,985

	For the Six Months Ended June 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(31,068)	$28,462	$(2,606)	$(141,593)
AFS securities (3)	(6,266)	6,493	227	(1,492)
Consolidated obligation bonds	240,519	(219,065)	21,454	137,342
Consolidated obligation discount notes	(2,556)	2,933	377	2,692
Total	$200,629	$(181,177)	$19,452	$(3,051)

(1)	These amounts are reported in other (loss) income.
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
(3)
Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front fees on the associated swaps. The up-front swap fees are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income (i.e., in interest income). For the three and six months ended June 30, 2011, we recorded net gains of $12.6 million and $25.5 million which were substantially offset by premium amortization of $12.6 million and $25.2 million and recorded in "gain on derivatives and hedging activities".

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2011 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $727.5 billion and $796.4 billion as of June 30, 2011 and December 31, 2010.
The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$10,419,550	0.84	$15,713,795	0.64
Due after one year through two years	5,271,000	1.36	3,384,000	2.24
Due after two years through three years	4,340,000	2.16	3,562,000	2.24
Due after three years through four years	2,849,500	2.33	2,197,500	3.20
Due after four years through five years	2,567,660	2.01	2,615,160	1.61
Thereafter	4,404,860	3.95	4,830,110	3.94
Total par value	29,852,570	1.82	32,302,565	1.73
Premiums	7,046		8,614
Discounts	(18,110)		(20,528)
Hedging adjustments	220,427		188,564
Total	$30,061,933		$32,479,215

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of June 30, 2011 and December 31, 2010, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $988.0 million and original net discount of $18.4 million. We transferred no consolidated obligation bonds to other FHLBanks for the six months ended June 30, 2011 or in 2010.
Consolidated obligation bonds are issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR, Constant Maturity Treasury, Treasury Bill, Prime, and others. To meet the expected specific needs of certain investors in consolidated obligation bonds, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may contain features that result in complex coupon payment terms and call or put options. When such consolidated obligation bonds are issued, we typically enter into interest-rate exchange agreements containing offsetting features that effectively convert the terms of the consolidated obligation bond to those of a simple variable interest-rate consolidated obligation bond or a fixed interest-rate consolidated obligation bond.
Our consolidated obligation bonds outstanding consisted of the following as of June 30, 2011 and December 31, 2010.

	As of	As of
Par Value of Consolidated Obligation Bonds	June 30, 2011	December 31, 2010
(in thousands)
Non-callable	$16,439,320	$21,156,565
Callable	13,413,250	11,146,000
Total par value	$29,852,570	$32,302,565

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of June 30, 2011 and December 31, 2010.

	As of	As of
Term-to-Maturity or Next Call Date	June 30, 2011	December 31, 2010
(in thousands)
Due in one year or less	$23,207,800	$23,229,795
Due after one year through two years	2,066,000	3,779,000
Due after two years through three years	1,600,000	1,847,000
Due after three years through four years	899,500	952,500
Due after four years through five years	271,660	430,160
Thereafter	1,807,610	2,064,110
Total par value	$29,852,570	$32,302,565

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate coupon payment terms, may also have broad terms regarding either principal repayment or coupon payment terms. For example, callable bonds we may redeem, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings.
Certain consolidated obligation bonds on which we are the primary obligor may also have the following interest-rate terms:

•
Step-up consolidated obligation bonds pay interest at increasing fixed interest rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates.

•
Range consolidated obligation bonds pay interest based on the number of days a specified index is within or outside of a specified range. The computation of the variable interest rate differs for each consolidated obligation bond issue, but the consolidated obligation bonds generally pay zero interest or a minimal interest rate if the specified index is outside the specified range.

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of June 30, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	June 30, 2011	December 31, 2010
(in thousands, except percentages)
Fixed	$21,239,070	$23,431,565
Step-up	4,565,000	4,380,000
Variable	3,750,000	4,250,000
Capped variable	200,000	200,000
Range	98,500	41,000
Total par value	$29,852,570	$32,302,565

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
As of June 30, 2011 and December 31, 2010, 83.8% and 94.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate and 2.4% and 0.5% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of June 30, 2011 and December 31, 2010.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of June 30, 2011	$9,333,676	$9,333,983	0.05
As of December 31, 2010	$11,596,307	$11,597,293	0.16

*	Represents an implied rate.

As of June 30, 2011, we had no fixed interest-rate consolidated obligation discount notes that were swapped to a variable interest rate. As of December 31, 2010, 4.1% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable interest rate.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" were $10.5 million and $9.6 million as of June 30, 2011 and December 31, 2010. The amortization of such concessions is included in consolidated obligation interest expense and totaled $878,000 and $1.2 million for the three and six months ended June 30, 2011, compared to $1.8 million and $2.6 million for the same periods in 2010.

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
June 30, 2011	$158,864	$2,640,700
December 31, 2010	$158,864	$2,639,172

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock (which is not included in permanent capital, against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	160	—	—
Existing member capital stock purchases	—	1,368	—	1,514
Total capital stock purchases	—	1,528	—	1,514
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	5,294	—	2,486
Recissions of redemption requests	755	279	1	660
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	—	(13,743)	—	(1,740)
Redemption requests past redemption date	(1,720)	(2,898)	—	(7,984)
Net transfers to mandatorily redeemable capital stock	(965)	(11,068)	1	(6,578)
Balance, end of period	$125,489	$1,640,155	$132,519	$1,712,085

Membership
The GLB Act made membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. For the six months ended June 30, 2011 and throughout 2010, the member activity stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s capital plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the capital plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.

Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of June 30, 2011, we had excess capital stock of $2.0 billion, or 4.6%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

•
Total regulatory capital. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

Mandatorily redeemable capital stock is considered capital for determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,879,583	$2,673,824	$1,981,453	$2,712,568
Total capital-to-assets ratio	4.00%	6.57%	4.00%	6.08%
Total regulatory capital	$1,724,224	$2,832,688	$1,888,319	$2,871,432
Leverage capital-to-assets ratio	5.00%	9.67%	5.00%	8.96%
Leverage capital	$2,155,280	$4,169,600	$2,360,399	$4,227,716

Capital Classification and Consent Arrangement
On July 30, 2009, the Finance Agency published a final rule that implements the PCA provisions of the Housing and Economic Recovery Act of 2008 (Housing Act). The rule established four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed.
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
In August 2009, we received a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and business activities, and in October 2010, we entered into a Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming or repurchasing capital stock and paying dividends. For further discussion of our capital classification and the Consent Arrangement, see Note 2.
Capital Concentration
As of June 30, 2011 and December 31, 2010, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemptions have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission [defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends] is not substantive, as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock to mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board.
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the six months ended June 30, 2011 or 2010 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows. As of June 30, 2011 and 2010, we had $1.0 billion and $926.8 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of June 30, 2011 and 2010, we had $33.4 million and $26.3 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 71 and 60 as of June 30, 2011 and December 31, 2010.

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
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2011. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval.

	As of June 30, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$13,544
One year through two years	—	146
Two years through three years	—	632,406
Three years through four years	—	3,556
Four years through five years	—	158,874
Past contractual redemption date due to remaining activity (1)	561	13,419
Past contractual redemption date due to regulatory action (2)	32,814	178,600
Total	$33,375	$1,000,545

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

A member may cancel or revoke its written notice of redemption or withdrawal from membership prior to the end of the six-month or five-year redemption period at which time its stock is reclassified to capital stock from mandatorily redeemable capital stock. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.

Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of June 30, 2011 and December 31, 2010, 38 and 43 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements. The following table shows the amount of outstanding Class A and Class B capital stock voluntary redemption requests by year of scheduled redemption as of June 30, 2011. The year of redemption in the table reflects: (1) the end of the five-year redemption period or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2011
Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$3,938	$71,451
One year through two years	—	30,381
Two years through three years	—	22,905
Three years through four years	—	39,618
Four years through five years	—	233
Total	$3,938	$164,588
Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the six months ended June 30, 2011 and 2010.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	5,328	5,328
Other-than temporarily impaired PLMBS:
Non-credit portion	—	(141,057)	—	(141,057)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	155,278	(155,278)	—
Reclassification of non-credit portion into income	—	4,904	57,363	62,267
Accretion of non-credit portion	—	24,251	—	24,251
Unrealized changes in fair value	—	—	134,669	134,669
Pension benefits	193	—	—	193
Net change in AOCL	193	43,376	42,082	85,651
Balance, June 30, 2010	$(2,905)	$(165,916)	$(654,344)	$(823,165)
Balance, December 31, 2010	$(880)	$(70,533)	$(595,493)	$(666,906)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	11,840	11,840
Other-than-temporarily impaired PLMBS:
Non-credit portion	—	(1,839)	—	(1,839)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	4,790	(4,790)	—
Reclassification of non-credit portion into income	—	547	87,322	87,869
Accretion of non-credit portion	—	7,421	—	7,421
Unrealized changes in fair value	—	—	62,510	62,510
Pension benefits	29	—	—	29
Net change in AOCL	29	10,919	156,882	167,830
Balance, June 30, 2011	$(851)	$(59,614)	$(438,611)	$(499,076)

Joint Capital Enhancement Agreement and Amendment
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.
Because each FHLBank has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.
Each FHLBank, including the Seattle Bank, subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011.
On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a separate restricted retained earnings account.
See "Note 17 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for more information on the JCE Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2011	2010	2011	2010
(in thousands)
Service cost	$65	$102	$130	$205
Interest cost	44	102	88	205
Amortization of prior service cost	16	67	32	134
Amortization of net gain	(1)	—	(2)	—
Total	$124	$271	$248	$544

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of June 30, 2011 and December 31, 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
The following table summarizes the carrying value and fair values of our financial instruments as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$3,598	$3,598	$1,181	$1,181
Deposit with other FHLBanks	60	60	9	9
Securities purchased under agreements to resell	3,000,000	3,000,000	4,750,000	4,750,000
Federal funds sold	7,705,000	7,705,325	6,569,152	6,569,165
AFS securities	11,717,616	11,717,616	12,717,669	12,717,669
HTM securities	6,582,166	6,525,160	6,462,215	6,403,552
Advances	11,160,920	11,271,833	13,355,442	13,446,495
Mortgage loans held for portfolio, net	1,495,286	1,538,912	3,208,954	3,410,897
Mortgage loans held for sale	1,323,719	1,400,851	—	—
Accrued interest receivable	72,343	72,343	86,356	86,356
Derivative assets	9,676	9,676	13,013	13,013
REFCORP deferred asset	—	—	14,552	14,552
Financial liabilities:
Deposits	(310,132)	(310,134)	(502,787)	(502,784)
Consolidated obligations, net:
Discount notes	(9,333,676)	(9,333,543)	(11,596,307)	(11,595,831)
Bonds	(30,061,933)	(30,404,139)	(32,479,215)	(32,799,998)
Mandatorily redeemable capital stock	(1,033,920)	(1,033,920)	(1,021,887)	(1,021,887)
Accrued interest payable	(121,835)	(121,835)	(129,472)	(129,472)
AHP payable	(4,265)	(4,265)	(5,042)	(5,042)
Derivative liabilities	(172,446)	(172,446)	(253,660)	(253,660)
Other:
Commitments to extend credit for advances	(539)	(539)	(573)	(573)
Commitments to issue consolidated obligations	—	6,151	—	585

Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, and rabbi trust assets (included in "other assets") at fair value on the statements of condition. The fair value hierarchy is used to prioritize the valuation techniques and the inputs to the valuation techniques used to measure fair value, both on a recurring and non-recurring basis, for presentation on the statements of condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
Outlined below is our application of the fair value hierarchy on our assets and liabilities measured as fair value on the statements of condition.
Level 1. Instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets. We have classified certain money market funds that are held in a rabbi trust as Level 1 assets.

Level 2. Instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives and non-PLMBS AFS securities as Level 2 assets and liabilities.
Level 3. Instruments for which the inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are typically supported by little or no market activity and reflect the entity's own assumptions. We have classified our PLMBS AFS and certain HTM securities, on which we have recorded OTTI charges and related fair value measurements on a non-recurring basis, as Level 3 assets.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to our models.
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three and six months ended June 30, 2011.
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during 2011. See Note 19 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2011, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of June 30, 2011 fell within Level 3 of the fair value hierarchy.
Mortgage Loans Held for Portfolio/Mortgage Loans Held for Sale
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of our June 30, 2011 sale of mortgage loans, which settled July 26, 2011, we have incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to current GSE underwriting standards, and delivery costs.

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,423,619	$—	$—	$1,423,619	$—
TLGP securities	6,380,905	—	6,380,905	—	—
GSE obligations	3,913,092	—	3,913,092	—	—
Derivative assets (interest-rate related)	9,676	—	243,021	—	(233,345)
Other assets (rabbi trust)	2,200	2,200	—	—	—
Total assets at fair value	$11,729,492	$2,200	$10,537,018	$1,423,619	$(233,345)
Derivative liabilities (interest-rate related)	$(172,446)	$—	$(475,052)	$—	$302,606
Total liabilities at fair value	$(172,446)	$—	$(475,052)	$—	$302,606

	As of December 31, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,469,055	$—	$—	$1,469,055	$—
TLGP securities	6,398,778	—	6,398,778	—	—
GSE obligations	4,849,836	—	4,849,836	—	—
Derivative assets (interest-rate related)	13,013	—	227,583	—	(214,570)
Other assets (rabbi trust)	297	297	—	—	—
Total assets at fair value	$12,730,979	$297	$11,476,197	$1,469,055	$(214,570)
Derivative liabilities (interest-rate related)	$(253,660)	$—	$(551,765)	$—	$298,105
Total liabilities at fair value	$(253,660)	$—	$(551,765)	$—	$298,105

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

	AFS PLMBS
	For the Six Months Ended June 30,
Fair Value Measurements Using Significant Unobservable Inputs	2011	2010
(in thousands)
Balance, beginning of period	$1,469,055	$976,870
Transfers from HTM to AFS securities	8,724	198,012
OTTI credit loss recognized in earnings	(87,322)	(57,463)
Unrealized gains in AOCL	149,261	187,291
Settlements	(116,099)	(99,980)
Balance as of end of period	$1,423,619	$1,204,730

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of June 30, 2011 and December 31, 2010. The HTM securities shown in the tables below had carrying values prior to impairment of $84.7 million and $8.4 million as of June 30, 2011 and December 31, 2010. The tables exclude impaired securities where the carrying value is less than fair value as of June 30, 2011 and December 31, 2010. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$82,752	$—	$82,752
REO	1,319	1,319	—
Total assets at fair value	$84,071	$1,319	$82,752

	As of December 31, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$8,012	$—	$8,012
REO	1,238	1,238	—
Total assets at fair value	$9,250	$1,238	$8,012
Note 14—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements (see Note 11 for additional information).

All of our advances are initially issued to members and approved housing associates, and all mortgage loans held for portfolio were initially purchased from members. We also maintain demand deposit accounts, primarily to facilitate settlement activities that are directly related to advances. We enter into such transactions with members during the normal course of business. In addition, we may enter into investments in federal funds sold, securities purchased under agreements to resell, certificates of deposit, and MBS with members or their affiliates. Our MBS investments are purchased through securities brokers or dealers, and all investments are transacted at market prices without preference to the status of the counterparty or the issuer of the investment as a member, nonmember, or affiliate thereof.
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
Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider entities where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, and the same terms and conditions as other similar transactions, and we do not believe that they involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.
The following tables set forth significant outstanding balances as of June 30, 2011 and December 31, 2010, and the income effect for the three and six months ended June 30, 2011 and 2010, on related party transactions.

	As of	As of
Balances with Related Parties	June 30, 2011	December 31, 2010
(in thousands)
Assets:
Federal funds sold	$—	$144,000
AFS securities	2,973,398	2,986,545
HTM securities	302,773	384,255
Advances (par value)	3,843,277	4,465,420
Mortgage loans held for portfolio	1,138,453	2,806,165
Mortgage loans held for sale	1,323,719	—
Liabilities and Capital:
Deposits	7,975	6,561
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,846	725,422
Class A capital stock	2,003	4,784
AOCL - non-credit OTTI	(193,443)	(268,577)
Other:
Notional amount of derivatives	7,115,180	8,083,705

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income and Expense with Related Parties	2011	2010	2011	2010
(in thousands)
Income
Advances, net *	$1,535	$3,905	$3,306	$15,918
Securities purchased under agreements to resell	8	1,098	31	1,728
Federal funds sold	10	142	39	173
AFS securities	4,335	3,188	8,775	5,206
HTM securities	1,821	4,225	3,920	8,526
Mortgage loans held for portfolio	32,298	43,075	65,752	86,637
Net OTTI credit loss	(41,256)	(25,598)	(51,824)	(38,257)
Total	$(1,249)	$30,035	$29,999	$79,931
Expense
Deposits	$—	$4	$2	$5
Total	$—	$4	$2	$5

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the three or six months ended June 30, 2011 and 2010, totaling $17.5 million and $165.0 million in loans to other FHLBanks with maturities ranging from one to three days. Interest earned on these short-term loans was not material.
In addition, as of June 30, 2011 and December 31, 2010, we had $60,000 and $9,000 on deposit with the FHLBank of Chicago for shared Federal Home Loan Bank System (FHLBank System) expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of June 30, 2011 and December 31, 2010.

	As of			As of
	June 30, 2011			December 31, 2010
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$613,115	$16,291	$629,406	$678,746
Commitments for standby bond purchases (principal)	—	—	—	44,735
Unsettled consolidated obligation bonds, at par (2)	3,291,225	—	3,291,225	347,500
Total	$3,904,340	$16,291	$3,920,631	$1,070,981

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $18.0 million as of June 30, 2011 and December 31, 2010.
(2)	As of June 30, 2011 and December 31, 2010, $3.3 billion and $147.5 million were hedged with interest-rate swaps.

As of June 30, 2011, we had unsettled interest-exchange agreements with a notional amount of $3.3 billion.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit, including related commitments, range from 25 days to 8.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $196,000 and $261,000 as of June 30, 2011 and December 31, 2010. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree to purchase and hold an authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. As of June 30, 2011, we had no standby bond purchase agreements outstanding.
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

Note 16—Subsequent Events
On June 30, 2011, we entered into an agreement to sell $1.3 billion of mortgage loans. The transaction, which settled on July 26, 2011, resulted in a gain of approximately $74 million, which will be reflected in our third quarter 2011 financial results. See Note 7 for additional information.

The 12 FHLBanks, including the Seattle Bank, entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account. See Note 11 for additional information.

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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from the Finance Agency's post-Stabilization Period review or our failure to satisfy the requirements of the Consent Arrangement;

•	significant changes in our members' businesses resulting from, among other things, increased retail customer deposits and decreased customer lending, that could reduce their demand for advances;

•
adverse changes in credit quality, market prices, home price declines or increases that exceed or fall short of our expectations, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•	rating agency actions affecting the Seattle Bank, the Federal Home Loan Bank System (FHLBank System), or U.S. debt issuances;

•
actions taken or not taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), including increasing the U.S. debt ceiling, government-sponsored enterprise (GSE) reform, centralized derivative clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

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

•
our failure to identify, manage, mitigate, or remedy risks that could negatively affect our operations, including, among others, operational, credit, and collateral risk management, information technology initiatives, and internal controls;

•	adverse changes in investor demand for consolidated obligations or increased competition from other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities;

•	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our "undercapitalized" classification, our inability to redeem or repurchase capital stock or pay dividends, availability of more favorable funding alternatives, or pending litigation adverse to the interests of certain potential or existing members;

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
Overview
This discussion and analysis reviews our financial condition as of June 30, 2011 and December 31, 2010 and our results of operations for the three and six months ended June 30, 2011 and 2010. It should be read in conjunction with our financial statements and condensed notes for the three and six months ended June 30, 2011 and 2010 included in “Part I. Item 1. Financial Statements" in this report. Our financial condition as of June 30, 2011 and our results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2011 or for any other future dates or periods.

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
The FHLBanks are designed to expand and contract in asset size in response to changes in their membership and in their members' credit needs. Eligible institutions purchase capital stock in their regional FHLBank as a condition of membership (membership stock) and purchase additional capital stock to support their borrowing activity (activity-based stock). As such, an FHLBank's capital stock and asset balances typically increase as its members increase their advances; conversely, as demand for advances declines, an FHLBank typically reduces its capital stock and asset balances by returning excess capital to its members.
Our revenues derive primarily from interest income from advances, investments, and mortgage loans. Our principal funding derives from consolidated obligations issued by the Office of Finance on our behalf. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of wholesale funding, and general economic conditions.
Financial Condition and Results - Second Quarter 2011 Highlights
Although the U.S. credit markets generally improved during 2010 and early 2011, the U.S. and global credit markets have experienced increased volatility over the past several months as a result of, among other things, concerns over possible U.S. and European sovereign debt defaults, persistent unemployment, and high levels of residential and commercial mortgage delinquencies and foreclosures in the U.S. Further, ongoing pressure on housing prices from large inventories of unsold properties, current and forecasted borrower defaults and mortgage foreclosures, and mortgage servicing issues that stalled foreclosures and liquidations continued to negatively impact the credit quality of PLMBS, which contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank.
While some Seattle Bank members have experienced improved capital levels and earnings over the past 12 months, many continue to struggle with weak earnings or losses and high levels of non-performing assets. In an effort to strengthen their capital positions, many of these institutions have reduced their asset levels, which, along with continued high levels of retail customer deposits and low loan demand, has reduced demand for wholesale funding, including FHLBank advances. Although we continue to attract new members, additional mergers, acquisitions, or closures among our membership could further negatively impact our advance volumes.
As of June 30, 2011, we had total assets of $43.1 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $33.1 million, compared to total assets of $47.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $73.4 million as of December 31, 2010. Our outstanding advances declined to $11.2 billion as of June 30, 2011, from $13.4 billion as of December 31, 2010, primarily due to continued reduced advance demand and maturing advances. As of June 30, 2011, our investments declined to $29.0 billion, from $30.5 billion as of December 31, 2010.
We recorded net losses of $28.1 million and $40.3 million for the three and six months ended June 30, 2011, decreases of $36.3 million and $54.6 million from net income of $8.2 million and $14.3 million for the same periods in 2010. The declines in net income were primarily due to additional credit-related charges on our PLMBS classified as other-than-temporarily impaired and to lower net interest income.

We recorded $65.2 million and $88.0 million of additional credit losses on our PLMBS for the three and six months ended June 30, 2011, compared to $46.8 million and $66.4 million of such credit losses for the same periods in 2010. The additional losses were due to greater-than-anticipated deterioration in housing prices and mortgage payment performance and to revisions in the FHLBank System's assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities. Non-credit OTTI losses are recorded in accumulated other comprehensive loss (AOCL) on our statements of condition. As of June 30, 2011, AOCL improved to $499.1 million, from $666.9 million as of December 31, 2010, primarily as a result of increases in the fair values of available-for-sale (AFS) securities classified as other-than-temporarily impaired and recognition in income of OTTI previously classified as non-credit related. See “—Financial Condition as of June 30, 2011 and December 31, 2010—Investments,” Notes 5 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors” in this report for more information.
Net interest income totaled $23.9 million and $44.4 million for the three and six months ended June 30, 2011, compared to $48.3 million and $90.2 million for the same periods in 2010. While favorably impacted by lower funding costs, net interest income was adversely affected by reduced advance demand, lower returns on short-term and variable interest-rate investments, and a declining balance of mortgage loans held for portfolio. In addition, premium amortization on certain of our AFS investments decreased net interest income by $12.6 million and $25.2 million for the three and six months ended June 30, 2011. This was offset, however, by positive market value changes in the associated hedging instruments, which were recorded in other income. Similar premium amortization activity did not materially impact net interest income during the same periods in 2010.
During the first half of 2011, we continued to fulfill our mission of providing liquidity and funding for our members and their communities and to make progress in achieving our business goals. We measure our progress to goals using a variety of measures, including the following key metrics:

•	Market value of equity (MVE) to par value of capital stock (PVCS) ratio. As of June 30, 2011, our MVE to PVCS ratio increased to 77.6%, compared to 75.7% as of December 31, 2010.

•
Retained earnings. As a result of our net loss, retained earnings declined to $33.1 million as of June 30, 2011, from $73.4 million as of December 31, 2010. On July 26, 2011, we recorded a gain on the sale of mortgage loans of approximately $74 million, which will significantly contribute to third quarter 2011 earnings and our retained earnings balance.

•
Return on PVCS vs. federal funds. Our annualized return on PVCS for the six months ended June 30, 2011 was (2.90)%, down from 1.03% for the same period in 2010. The average federal funds effective rate for the six months ended June 30, 2011 was 0.12%, compared to 0.16% for the same period in 2010.

Since March 2009, we have been unable to return excess capital to our members through capital stock redemptions and repurchases or dividend payments and restricted from increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval. As such, we have focused on maintaining our asset levels to ensure our adequate liquidity to fund member advances and our sufficient capacity to generate a return on their invested capital.
The actions we have taken and may take to meet our members' needs and the specific requirements and restrictions of the Consent Arrangement (further detailed below) may adversely impact our financial condition and results of operations. In addition, legislative, regulatory, and membership changes could negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.
As we work through a difficult economic climate, we are strategically executing on opportunities to strengthen our balance sheet and minimize our financial and other risks. For example, our sale of mortgage loans recorded in July 2011 significantly improved our retained earnings and enabled the monetization of market-value gains that would have been at risk in a rising interest-rate environment.

Consent Arrangement
In October 2010, we entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement, among other things, constitutes our capital restoration plan and fulfills the Finance Agency's April 19, 2010 request of the bank for a business plan. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period [defined as the period commencing on the date of the Consent Order and continuing through the filing of this report on Form 10-Q with the Securities and Exchange Commission (SEC)], and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in a position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
The Consent Arrangement also requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to our retained earnings, AOCL, and MVE to PVCS ratio, the results of which through the first half of 2011 were noted above. Although we did not maintain our retained earnings requirement under the Consent Arrangement as of June 30, 2011, the gain on sale of mortgage loans of approximately $74 million on July 26, 2011 represents a significant contribution to third quarter 2011 net income and retained earnings. In addition, we have continued taking the specified actions noted in the Consent Arrangement and are working toward meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification and return to normal operations, and we are fully committed to addressing these requirements. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating with the Finance Agency so that such actions and improvements are aligned with the Finance Agency's expectations. However, there is a risk that our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics during the post-Stabilization Period or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully develop and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the prompt corrective action (PCA) provisions or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency completes its post-Stabilization Period review of our progress in meeting the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized." Further, we remain restricted from redeeming or repurchasing capital stock without Finance Agency approval.

Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks continues to change as financial regulators issue, among other things, proposed and final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and Congress begins to debate proposals for housing finance and GSE reform.
Dodd-Frank Act
The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for mortgage-backed securities (MBS), including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our annual report on Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, and obligations, and the environment in which the FHLBanks, including the Seattle Bank, carry out their housing finance mission. Certain regulatory actions occurring in the second quarter of 2011 resulting from the Dodd-Frank Act may have an important impact on the Seattle Bank, including those summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, we do not expect that any of our swaps will be required to be cleared until the last week of 2011 at the earliest, and it is possible that such date will be some time in 2012.
These cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members and additional documents with our swap counterparties.
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements, and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds should the Seattle Bank be classified as a “low risk financial end user.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we enter into, making uncleared trades more costly.
The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule, the CTFC has left open the possibility that customer collateral would not have to be legally segregated but could instead be comingled with all collateral posted by other customers of the clearing member. This comingling would put our collateral at risk in the event of a default by another customer of our clearing member. We may be adversely affected to the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a major swap participant, although this remains a possibility. Also, based on the definitions in the proposed rules, it appears unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest-rate risk, which constitute a large majority of our derivative transactions.
It is also unclear how the final rule will treat call and put optionality in certain advances to our members. The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will or will not be regulated as "swaps." Although it is unlikely that advances transactions between the Seattle Bank and our members will be treated as "swaps," the proposed rule and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advances products to members if those transactions would require the Seattle Bank to register as a swap dealer. Designation as a swap dealer would subject the Seattle Bank to significant additional regulation and cost, including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. If we are designated as a swap dealer as a result of our advances activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such a limited designation, our hedging activities would not be subject to the full requirements generally imposed on traditional swap dealers.
While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant," and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Seattle Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.
Together with the other FHLBanks, we are actively participating in the regulatory process regarding Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Other Banking Regulatory Actions
Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts
The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from FHLBanks, including the Seattle Bank.

Joint Regulatory Actions
Proposed Rule on Incentive-Based Compensation Arrangements
As discussed in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legislative and Regulatory Developments" in our quarterly report on Form 10-Q for the period ended March 31, 2011, on April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that implements Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks and requires deferral of the payment of incentive-based compensation. If adopted as proposed, the proposed rule would impact our incentive compensation policies and practices, and could affect our ability to attract and retain executive talent. Comments on the proposed rule were due on May 31, 2011.
Finance Agency Regulatory Actions
Final Rules
Conservatorship/Receivership Regulation
On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.
Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with the FHLBank are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with the FHLBank;

•
An FHLBank's claim for repayment/reimbursement in regard to making payment on any consolidated obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions;

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Investment Regulation
On May 20, 2011, the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300% of capital and other existing policy limitations on the FHLBanks' MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBanks' investment authority.

FHLBank Liabilities
As discussed in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legislative and Regulatory Developments" in our quarterly report on Form 10-Q for the period ended March 31, 2011, on April 4, 2011, the Finance Agency issued a final rule regarding FHLBank liabilities effective May 4, 2011. This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.
Temporary Increases in Minimum Capital Levels
On March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director of the Finance Agency (Director) to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination, including such FHLBank's:

•	current or anticipated declines in the value of assets it holds;

•	ability to access liquidity and funding;

•	credit, market, operational, and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products, or practices that entail heightened risk;

•	ratio of market value of equity to par value of capital stock; and

•	other conditions as notified by the Director.
The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months. Should we be required to increase our minimum capital level, we may require additional stock purchases from our members to satisfy such increase. Alternatively, we could try to satisfy the increased requirement by disposing of assets to reduce the size of our statement of condition relative to our total outstanding stock, which disposal might adversely affect our results of operations and ability to satisfy our mission.
Proposed Rules
Prudential Management Standards
On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008 (Housing Act), to establish prudential standards with respect to 10 categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles, and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due August 19, 2011.

FHLBank Membership Regulation and Plans to Revise the Community Support Regulation
As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our annual report on Form 10-K, the Finance Agency issued an advance notice of proposed rulemaking regarding amendments to the current FHLBank membership regulations to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus by including, among other things, requiring compliance with membership standards on a continuous basis and creating additional quantifiable standards for membership. On July 7, 2011, the Finance Agency issued its semiannual regulatory agenda, which included plans to revise and update the existing community support standards in regard to members' continued access to long-term FHLBank advances. Our results of operations may be adversely impacted should the Finance Agency ultimately issue regulations that exclude prospective institutions from becoming Seattle Bank members or preclude existing members from continuing as Seattle Bank members, due to the reduced business opportunities that would result or further limit members' access to long-term advances.
Proposed Rule on Credit Risk Retention for Asset-Backed Securities
As discussed in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legislative and Regulatory Developments" in our quarterly report on Form 10-Q for the period ended March 31, 2011, on April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development (HUD), and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a 5% economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specified criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation, and financial health of the mortgage finance sector and if adopted as proposed could significantly reduce the overall amount of financing available to credit-worthy borrowers. A contraction in mortgage lending in turn could reduce members' need for FHLBank advances, decrease the amount of collateral available to secure such advances and result in lower values for available collateral. The final rule may also have implications for FHLBank Acquired Member Asset programs if the programs are determined to be subject to the final rule and required to be restructured to replace the existing credit risk sharing methodology with an across-the-board 5% risk retention by the seller of the mortgages to the FHLBanks. The comments on this proposed rule were due August 1, 2011.
Private Transfer Fee Covenants
On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative, or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rule were due by April 11, 2011.

Housing Finance and GSE Reform
On February 11, 2011, the U.S. Treasury and HUD issued a report to Congress on reforming the U.S. housing finance market. The report's primary focus is on providing, for Congressional consideration, options regarding the long-term structure of housing finance, including reforms specific to the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). In addition, the Obama administration has noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.
Although the FHLBanks are not the primary focus of the report to Congress, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace, and the report sets forth possible reforms for the FHLBank System. These possible reforms would:

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
The report also supports exploring additional means to provide funding to housing lenders, including the potential development of a covered bond market. A covered bond market could compete with FHLBank advances and with FHLBank consolidated obligations as an investment class. Legislation encouraging the development of a cover bond market could have the effect of reducing FHLBank advance volumes over time, as larger FHLBank members use covered bonds as an alternative form of wholesale mortgage financing.
In response, a number of bills have been introduced in Congress in both the first and second quarters of 2011, including covered bond legislation. While none of the bills introduced to date propose specific changes to the FHLBanks, the FHLBanks could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolios to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities or limiting the amount of mortgages they purchase. Such actions could increase demand for FHLB advances if FHLB members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans.
It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Obama administration's proposal. If legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.
Additionally, it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members.
The potential effects on the FHLBanks of housing finance and GSE reform or any other legislation to address the debt limit or the federal deficit is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.

Selected Financial Data

The following selected quarterly financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included elsewhere in this report.

Selected Financial Data	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$43,106	$45,938	$47,208	$49,914	$48,104
Investments (1)	29,005	30,479	30,499	30,797	25,719
Advances	11,161	12,332	13,355	15,414	18,467
Mortgage loans held for portfolio, net (2)	1,495	2,962	3,209	3,544	3,760
Mortgage loans held for sale	1,324	—	—	—	—
Resolution Funding Corporation (REFCORP) deferred asset (3)	—	15	15	14	16
Deposits and other borrowings	310	305	503	331	343
Consolidated obligations, net:
Discount notes	9,334	13,197	11,597	14,015	11,359
Bonds	30,062	29,729	32,479	32,961	33,933
Total consolidated obligations, net	39,396	42,926	44,076	46,976	45,292
Mandatorily redeemable capital stock	1,034	1,033	1,022	1,004	953
Affordable Housing Program (AHP) payable	4	5	5	8	7
Capital stock:
Class A capital stock - putable	125	125	126	127	133
Class B capital stock - putable	1,641	1,640	1,650	1,667	1,712
Total capital stock	1,766	1,765	1,776	1,794	1,845
Retained earnings	33	61	73	76	66
AOCL	(499)	(531)	(667)	(770)	(822)
Total capital	1,300	1,295	1,182	1,100	1,089
Statements of Operations (for the quarter ended)
Interest income	$95	99	$126	$143	$158
Net interest income	24	21	44	42	48
Other loss	(37)	(15)	(30)	(12)	(25)
Other expense	15	18	19	16	12
(Loss) income before assessments	(28)	(12)	(5)	14	11
AHP and REFCORP assessments	—	—	(2)	4	3
Net (loss) income	(28)	(12)	(3)	10	8
Financial Statistics (for the quarter ended)
Return on average equity	(8.60)%	(3.88)%	(1.24)%	3.44%	2.93%
Return on average assets	(0.25)%	(0.10)%	(0.03)%	0.07%	0.06%
Average equity to average assets	2.90%	2.68%	2.14%	2.17%	2.19%
Regulatory capital ratio (4)	6.57%	6.22%	6.08%	5.76%	5.96%
Net interest margin (5)	0.21%	0.18%	0.34%	0.33%	0.39%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans, net includes allowance for credit losses of $1.8 million for the quarters ended June 30, 2010 through June 30, 2011.
(3)
Due to our overpayment of quarterly REFCORP assessments in prior years, as of March 31, 2011, we were entitled to a refund of $14.6 million, which was recorded in "other assets" on our statements of condition. This refund was received on April 15, 2011.

(4)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(5)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets for the period.

Financial Condition as of June 30, 2011 and December 31, 2010
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of June 30, 2011 declined from December 31, 2010, to $11.2 billion from $13.4 billion, and to 25.9% from 28.3%. These declines were primarily due to reduced advance demand and net maturing advances. As of June 30, 2011, our investments declined to $29.0 billion, from $30.5 billion as of December 31, 2010. As required by the Consent Arrangement, we are developing a plan acceptable to the Finance Agency for increasing advances as a percentage of our total assets. Because current economic conditions make near-term advance growth challenging, we expect that our investment portfolio will decrease as we strive to achieve our desired asset composition.
The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2011 and December 31, 2010.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	June 30, 2011	December 31, 2010
(in percentages)
Advances	25.9	28.3
Investments	67.3	64.6
Mortgage loans	6.5	6.8
Other assets	0.3	0.3
Total	100.0	100.0

We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of June 30, 2011 and December 31, 2010.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	June 30, 2011	December 31, 2010
(in percentages)
Consolidated obligations	91.4	93.4
Deposits	0.7	1.1
Other liabilities *	4.9	3.0
Total capital	3.0	2.5
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.4% and 2.2% of total liabilities and capital as of June 30, 2011 and December 31, 2010, is recorded in other liabilities.
We report our assets, liabilities, and commitments in accordance with accounting principles generally accepted in the United States (GAAP), including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of June 30, 2011 and December 31, 2010, our net unrealized market value losses were $160.9 million and $85.4 million which, in accordance with GAAP, are not reflected in our financial position and operating results. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
 Advances decreased by 16.4%, or $2.2 billion, to $11.2 billion as of June 30, 2011, compared to $13.4 billion as of December 31, 2010. This decline was primarily due to lower advance demand and maturing advances during the first half of 2011. Overall member demand for advances declined, primarily due to our members' focus on improving capital ratios and maintaining available liquidity, increased retail deposit levels, and low consumer loan activity.
The following table summarizes the par value of our advances outstanding by member type as of June 30, 2011 and December 31, 2010.

	As of	As of
Par Value of Advances by Member Type	June 30, 2011	December 31, 2010
(in thousands)
Commercial banks	$7,380,021	$9,299,859
Thrifts	2,674,163	2,850,880
Credit unions	400,173	610,935
Total member advances	10,454,357	12,761,674
Housing associates	3,601	15,105
Nonmember borrowers	349,775	211,423
Total par value of advances	$10,807,733	$12,988,202
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions, including advance demand, have affected and can still significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Top Five Borrowers Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America, Oregon, N.A.	$3,606,218	33.4	$4,107,993	31.6
Washington Federal Savings & Loan Association	1,850,000	17.1	1,850,000	14.2
Capmark Bank	391,069	3.6	946,384	7.3
Sterling Savings Bank	305,658	2.8	305,756	2.4
Central Pacific Bank	300,827	2.8	551,268	4.3
Total	$6,453,772	59.7	$7,761,401	59.8
As of June 30, 2011 and December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers was approximately 25 and 27 months.

The following table summarizes our advance portfolio by product type as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$35,138	0.3	$112,682	0.9
Adjustable interest-rate advances	937,336	8.7	1,617,035	12.5
Fixed interest-rate advances:
Non-amortizing advances	5,985,899	55.4	7,378,812	56.7
Amortizing advances	440,950	4.1	503,263	3.9
Structured advances:
Putable advances	3,223,410	29.8	3,171,410	24.5
Capped floater advances	10,000	0.1	30,000	0.2
Floating-to-fixed convertible advances *	175,000	1.6	175,000	1.3
Total par value	$10,807,733	100.0	$12,988,202	100.0

*	These advances have passed their conversion date and have converted to fixed interest-rates.

Advance demand was primarily for short-term advances during the first half of 2011, with the percentage of outstanding advances maturing in one year or less increasing to 48.0%, or $5.2 billion, as of June 30, 2011, from 38.4%, or $5.0 billion, as of December 31, 2010. The percentage of advances maturing after one year decreased to 52.0%, or $5.6 billion, as of June 30, 2011, from 61.6%, or $8.0 billion, as of December 31, 2010. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 90.9% as of June 30, 2011, compared to 86.5% as of December 31, 2010, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of June 30, 2011.

	As of June 30, 2011
Interest Payment Terms to Maturity	Fixed	Variable
(in thousands)
Due in one year or less	$4,791,777	$391,138
Due after one year	5,033,482	591,336
Total par value	$9,825,259	$982,474
The total weighted-average interest rate on our advance portfolio increased to 2.50% as of June 30, 2011, from 2.33% as of December 31, 2010. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the six months ended June 30, 2011, many of our members had less need for our advances, and wholesale funding in general, as they, among other things, experienced increases in retail customer deposits and continued low loan demand.

Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction pricing. We may also offer advance promotions from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing increased in the first half of 2011 compared to the same period in 2010, primarily as a result of improved availability of wholesale funding options to our members. We believe that the use of differential pricing gives us greater flexibility to compete for our members' advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
Advance Pricing	2011	2010
(in percentages)
Differential pricing	96.7	90.7
Daily market-based pricing	3.1	9.1
Auction pricing	0.2	0.2
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members' ability to have capital stock repurchased or redeemed by us. We are currently precluded from paying dividends and repurchasing or redeeming capital stock as a result of our "undercapitalized" classification by the Finance Agency and the terms of the Consent Arrangement. Although the Consent Arrangement clarifies the steps we must take to no longer be deemed "undercapitalized," and provided we achieve and maintain certain financial and operations metrics and requirements to begin repurchasing and redeeming member capital stock, we cannot provide assurance that we will be able to meet all of these requirements or other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" or unable to repurchase or redeem capital stock or pay dividends.
As required by the Consent Arrangement, we are developing an asset composition plan for increasing advances as a percentage of our total assets. Further, we are reviewing our advance pricing methodologies pursuant to implementation of the Consent Arrangement and applicable regulatory compliance requirements. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us, which, in turn, could reduce advances and net income should our members use alternative sources of wholesale funding.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2011 and December 31, 2010, we had $5.5 billion and $6.0 billion in total advances in excess of $1.0 billion per borrower outstanding to two borrowers.

We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced, and we expect that more of our member institutions will experience, financial difficulties, including failure. As of June 30, 2011 and December 31, 2010, the number of institutions assigned an internal risk rating of "watch," "serious," or "critical" represented approximately 47% and 49% of our membership. Member institutions generally are assigned these ratings as a result of increases in their non-performing assets, low profitability, the need for additional capital, and adverse economic conditions. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral or require that the borrower provide additional collateral to us. Over the last three and a half years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of June 30, 2011 and December 31, 2010, 27% of our borrowers were on the physical possession collateral arrangement, representing approximately 20% and 24% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or National Credit Union Association (NCUA) since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. Historically, to determine the value against which we apply these specified percentages, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. In addition, for some whole loan collateral, we utilize third-party valuation services to assess the sufficiency of the borrowing capacity rate. As of June 30, 2011 and December 31, 2010, we had rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of outstanding advances.
Pursuant to the Consent Arrangement, we are developing a plan acceptable to the Finance Agency to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and have commenced improvements, such as the borrowing capacity change noted above.
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

The following table presents our short- and long-term investments as of June 30, 2011 and December 31, 2010.

	As of	As of
Short- and Long-Term Investments	June 30, 2011	December 31, 2010
(in thousands)
Short-term	$11,778,099	$12,586,152
Long-term	17,226,683	17,912,884
Total investments	$29,004,782	$30,499,036

The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and Tennessee Valley Authority (TVA)	$2,208,661	$1,667,429	$—	$37,002	$3,913,092
TLGP	4,682,509	1,698,396	—	—	6,380,905
Total non-MBS	6,891,170	3,365,825	—	37,002	10,293,997
MBS:
PLMBS	—	—	—	1,423,619	1,423,619
Total MBS	—	—	—	1,423,619	1,423,619
Total AFS securities	$6,891,170	$3,365,825	$—	$1,460,621	$11,717,616
Yield on AFS securities	0.32%	0.75%	—%	0.72%	0.51%
HTM securities:
Non-MBS:
Commercial paper	$74,996	$—	$—	$—	$74,996
Certificates of deposit	913,000	—	—	—	913,000
Other U.S. obligations	1,382	—	11,960	15,396	28,738
GSE and TVA	89,853	299,634	—	—	389,487
State and local housing agency obligations	—	—	—	3,265	3,265
Total non-MBS	1,079,231	299,634	11,960	18,661	1,409,486
MBS:
Other U.S obligations residential MBS	—	32	—	174,900	174,932
GSE residential MBS	—	—	732,687	3,225,583	3,958,270
Residential PLMBS	—	—	141,511	897,967	1,039,478
Total MBS	—	32	874,198	4,298,450	5,172,680
Total HTM securities	$1,079,231	$299,666	$886,158	$4,317,111	$6,582,166
Yield on HTM securities	0.64%	6.08%	1.14%	1.71%	1.66%
Securities purchased under agreements to resell	$3,000,000	$—	$—	$—	$3,000,000
Federal funds sold	7,705,000	—	—	—	7,705,000
Total investments	$18,675,401	$3,665,491	$886,158	$5,777,732	$29,004,782

	As of December 31, 2010
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$812,905	$3,873,491	$126,505	$36,935	$4,849,836
TLGP	296,938	6,101,840	—	—	6,398,778
Total non-MBS	1,109,843	9,975,331	126,505	36,935	11,248,614
MBS:
PLMBS	—	—	—	1,469,055	1,469,055
Total MBS	—	—	—	1,469,055	1,469,055
Total AFS securities	$1,109,843	$9,975,331	$126,505	$1,505,990	$12,717,669
Yield on AFS securities	0.20%	0.57%	5.01%	0.79%	0.62%
HTM securities:
Non-MBS:
Certificates of deposit	$1,267,000	$—	$—	$—	$1,267,000
Other U.S. obligations	9,107	—	11,722	17,340	38,169
GSE and TVA	—	389,255	—	—	$389,255
State and local housing agency obligations	—	—	—	3,590	3,590
Total non-MBS	1,276,107	389,255	11,722	20,930	1,698,014
MBS:
Other U.S obligations residential MBS	2	37	—	182,172	$182,211
GSE residential MBS	—	4,196	858,495	2,449,864	3,312,555
Residential PLMBS	—	—	180,383	1,089,052	1,269,435
Total MBS	2	4,233	1,038,878	3,721,088	4,764,201
Total HTM securities	$1,276,109	$393,488	$1,050,600	$3,742,018	$6,462,215
Yield on HTM securities	0.28%	6.05%	1.24%	1.66%	1.59%
Securities purchased under agreements to resell	$4,750,000	$—	$—	$—	$4,750,000
Federal funds sold	6,569,152	—	—	—	6,569,152
Total investments	$13,705,104	$10,368,819	$1,177,105	$5,248,008	$30,499,036
As of June 30, 2011, our investments declined to $29.0 billion, from $30.5 billion as of December 31, 2010. Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we are developing an asset composition plan for increasing advances as a percentage of our total assets. Because current economic conditions make near-term advance growth challenging, we expect that our investment portfolio will decrease as we strive to achieve our desired asset composition.
The following table summarizes the carrying value of our investments in GSE debt securities as of June 30, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	June 30, 2011	December 31, 2010
(in thousands)
Freddie Mac	$2,243,241	$2,872,660
Fannie Mae	356,956	664,274
Federal Farm Credit Bank (FFCB)	1,365,746	1,365,689
TVA	336,636	336,468
Total	$4,302,579	$5,239,091

Our MBS investments represented 232.9% and 217.1% of our regulatory capital as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, our MBS investments included $2.1 billion and $2.0 billion in Freddie Mac MBS and $1.8 billion and $1.3 billion in Fannie Mae MBS. As of June 30, 2011, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's or S&P, totaled $4.4 billion.  See “—Credit Risk” below for credit ratings relating to our MBS investments as of June 30, 2011 and December 31, 2010 and for credit rating downgrades subsequent to June 30, 2011.
During the first half of 2011 and during 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Credit Risk
We are subject to credit risk on our investments. Previously, we limited our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital or the issuer's total capital) or the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As a result of the credit rating agencies placing a negative watch status on and subsequently downgrading U.S. debt obligations, limits on our unsecured credit exposure to GSE debt obligations are now determined by applying the same criteria utilized for other unsecured counterparties, with the exception that they are based on our total capital rather than the lesser of our capital or the GSE's capital. As such, we are currently precluded from purchasing additional debt obligations of Fannie Mae, Freddie Mac, FFCB, and TVA.
The following table presents the unsecured credit exposure of the Seattle Bank on securities purchased from private counterparties that have maturities generally ranging between overnight to nine months as of June 30, 2011 and December 31, 2010. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	June 30, 2011	December 31, 2010
(in thousands)
Federal funds sold	$7,706,415	$6,570,223
Certificates of deposit	913,104	1,267,557
Total	$8,619,519	$7,837,780

Our residential MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, as well as losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

•	Subordination. Where the MBS is structured such that payments to junior classes are subordinated to senior classes to prioritize cash flows to the senior classes.

•
Excess spread. Where the weighted-average coupon rate of the underlying mortgage loans in the pool is higher than the weighted-average coupon rate on the MBS. The spread differential may be used to cover any losses that may occur.

•
Over-collateralization. Where the total outstanding balance on the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to cover any losses that may occur.

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
The following tables summarize the carrying value of our investments and their credit ratings as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Federal funds sold	—	4,521,000	3,184,000	—	—	—	7,705,000
Investment securities:
Commercial paper	—	—	74,996	—	—	—	74,996
Certificates of deposit	—	806,000	107,000	—	—	—	913,000
U.S. agency obligations	4,319,140	—	—	—	—	12,177	4,331,317
State or local housing investments	—	3,265	—	—	—	—	3,265
TLGP securities	6,380,905	—	—	—	—	—	6,380,905
Total non-MBS	10,700,045	5,330,265	3,365,996	3,000,000	—	12,177	22,408,483
Residential MBS:
Other U.S. agency	174,932	—	—	—	—	—	174,932
GSEs	3,958,270	—	—	—	—	—	3,958,270
PLMBS	294,199	66,791	100,538	157,274	1,844,295	—	2,463,097
Total MBS	4,427,401	66,791	100,538	157,274	1,844,295	—	6,596,299
Total investments	$15,127,446	$5,397,056	$3,466,534	$3,157,274	$1,844,295	$12,177	$29,004,782

	As of June 30, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$16,524	$170,540	$1,098,800	$472,882	$83,384	$2,165	$1,844,295

	As of December 31, 2010
Investments by Credit Rating	AAA or Government Agency	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$4,250,000	$—	$—	$4,750,000
Federal funds sold	—	3,280,000	3,289,152	—	—	—	6,569,152
Investment securities:
Certificates of deposit	—	1,008,000	259,000	—	—	—	1,267,000
U.S. agency obligations	5,264,719	—	—	—	—	12,541	5,277,260
State or local housing investments	—	3,590	—	—	—	—	3,590
TLGP securities	6,398,778	—	—	—	—	—	6,398,778
Total non-MBS	11,663,497	4,291,590	4,048,152	4,250,000	—	12,541	24,265,780
Residential MBS:
Other U.S. agency	182,211	—	—	—	—	—	182,211
GSEs	3,312,555	—	—	—	—	—	3,312,555
PLMBS	632,585	37,700	18,249	142,437	1,907,519	—	2,738,490
Total MBS	4,127,351	37,700	18,249	142,437	1,907,519	—	6,233,256
Total investments	$15,790,848	$4,329,290	$4,066,401	$4,392,437	$1,907,519	$12,541	$30,499,036

	As of December 31, 2010
Below Investment Grade	BB	B	CCC	CC	C	Total
(in thousands)
Residential PLMBS	$5,771	$172,962	$1,290,936	$435,568	$2,282	$1,907,519

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of June 30, 2011. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Six Months Ended June 30, 2011
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$223,678	$—	$—	$—	$—	$223,678
AA	15,659	—	—	—	—	15,659
A	13,681	—	—	—	—	13,681
BB	206	—	—	—	—	206
Total unpaid principal balance	$253,224	$—	$—	$—	$—	$253,224
Amortized cost basis	$251,886	$—	$—	$—	$—	$251,886
Gross unrealized losses	$(5,484)	$—	$—	$—	$—	$(5,484)
Fair value	$248,968	$—	$—	$—	$—	$248,968
Weighted-average percentage of fair value to unpaid principal balance	98.3%	—	—	—	—	98.3%
Original weighted-average credit enhancement	2.9%	—	—	—	—	2.9%
Weighted-average credit enhancement	12.1%	—	—	—	—	12.1%
Weighted-average collateral delinquency	3.4%	—	—	—	—	3.4%

	As of and for the Six Months Ended June 30, 2011
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$71,934	$—	$—	$—	$—	$71,934
AA	51,089	—	—	—	—	51,089
A	87,039	—	—	—	1,389	85,650
BBB	157,238	122,082	—	—	5,332	29,824
Below investment grade:
BB	16,307	—	—	—	3,408	12,899
B	182,519	18,760	62,407	29,353	62,682	9,317
CCC	1,665,140	227,399	705,291	606,650	125,800	—
CC	859,432	130,048	528,852	182,646	17,886	—
C	131,402	—	131,402	—	—	—
D	4,737	—	—	—	4,737	—
Total unpaid principal balance	$3,226,837	$498,289	$1,427,952	$818,649	$221,234	$260,713
Amortized cost basis	$2,715,806	$489,288	$1,141,606	$621,558	$202,851	$260,503
Gross unrealized losses	$(619,585)	$(131,771)	$(281,490)	$(139,229)	$(56,949)	$(10,146)
Fair value	$2,097,840	$357,517	$860,116	$482,329	$145,928	$251,950
OTTI:
Credit-related OTTI charge taken	$(87,984)	$(3,357)	$(41,338)	$(38,513)	$(4,776)	$—
Non-credit-related OTTI charge taken	86,030	1,972	41,338	38,513	4,207	—
Total OTTI charge taken	$(1,954)	$(1,385)	$—	$—	$(569)	$—
Weighted-average percentage of fair value to unpaid principal balance	65.0%	71.7%	60.2%	58.9%	66.0%	96.6%
Original weighted-average credit enhancement	36.5%	34.2%	38.8%	45.9%	29.3%	4.3%
Weighted-average credit enhancement	32.1%	32.5%	32.5%	39.0%	31.6%	8.3%
Weighted-average collateral delinquency	42.5%	23.4%	47.9%	58.9%	34.2%	4.7%

The following table provides information on our PLMBS in unrealized loss positions as of June 30, 2011, as well as applicable credit rating information as of July 31, 2011.

	As of June 30, 2011					July 31, 2011 Rating Based on June 30, 2011 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$89,388	$89,106	$(5,484)	4.9	84.5	84.5	0.2	—
Total PLMBS backed by prime loans	89,388	89,106	(5,484)	4.9	84.5	84.5	0.2	—
Alt-A:
Option ARMs	2,183,170	1,785,030	(460,383)	51.0	—	—	100.0	2.9
Alt-A and other	926,617	813,911	(159,202)	27.4	—	—	73.6	—
Total PLMBS backed by Alt-A loans	3,109,787	2,598,941	(619,585)	44.0	—	—	92.1	2.0
Total PLMBS	$3,199,175	$2,688,047	$(625,069)	42.9	2.4	2.4	89.6	2.0
The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011			As of December 31, 2010
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$183,461	$69,763	$253,224	$284,561	$84,060	$368,621
Alt-A	56,740	3,170,097	3,226,837	77,874	3,379,003	3,456,877
Total	$240,201	$3,239,860	$3,480,061	$362,435	$3,463,063	$3,825,498

Rating Agency Actions
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings with a negative outlook on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to AA+.” At the same time, S&P removed the issuer credit ratings of these institutions and their relevant debt issuance from CreditWatch, where they were placed on July 15, 2011. In August 2011, Moody's confirmed its "Aaa" U.S. Government bond rating with a negative outlook. These ratings actions are reflected within the table below.

Investment Rating Downgrades		Based on Values as of June 30, 2011
As of June 30, 2011	As of August 8, 2011	PLMBS		Non-MBS		Agency MBS
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
AAA	AA	$—	$—	$10,700,045	$10,731,293	$4,133,203	$4,161,031
A	BBB	1,390	1,209	—	—	—	—
BBB	BB	5,343	4,214	—	—	—	—
Total		$6,733	$5,423	$10,700,045	$10,731,293	$4,133,203	$4,161,031

	Based on Values as of June 30, 2011
PLMBS on Negative Watch as of August 8, 2011	Carrying Value	Fair Value
(in thousands)
B	$62,407	$41,434
Total	$62,407	$41,434

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of June 30, 2011.
The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning in the second quarter 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.
The process for analyzing credit losses and determining OTTI for our PLMBS is detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Because of increased actual and forecasted credit deterioration as of June 30, 2011, additional OTTI credit losses were recorded in second quarter 2011 on 43 securities identified with OTTI in prior reporting periods. No new securities were other-than-temporarily impaired in the second quarter of 2011. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI in prior periods	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954
Total	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954

	For the Three Months Ended June 30, 2010			For the Six Months Ended June 30, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI in the period noted	$1,342	$85,619	$86,961	$3,798	$131,465	$135,263
PLMBS identified with OTTI in prior periods	45,464	(44,443)	1,021	62,648	(52,675)	9,973
Total	$46,806	$41,176	$87,982	$66,446	$78,790	$145,236

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. For the three and six months ended June 30, 2011, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings for the three and six months ended June 30, 2011 and 2010. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities (in 2010), transfers of certain OTTI HTM securities to AFS securities, changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $167.8 million and $85.7 million for the six months ended June 30, 2011 and 2010. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the six months ended June 30, 2011 and 2010.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred, for the three months ended June 30, 2011, as well as the related current credit enhancement, are detailed in Note 5 in Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The following table summarizes key information as of June 30, 2011 for the PLMBS on which we recorded OTTI charges for the three months ended June 30, 2011.

	As of June 30, 2011
	HTM Securities				AFS Securities
OTTI Securities - Q2 2011 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$146,468	$145,775	$86,161	$86,187	$2,339,718	$1,837,459	$1,401,407
Total OTTI PLMBS	$146,468	$145,775	$86,161	$86,187	$2,339,718	$1,837,459	$1,401,407

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of June 30, 2011 and December 31, 2010 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to June 30, 2011 and December 31, 2010).

	As of June 30, 2011
	HTM Securities				AFS Securities
OTTI Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$146,468	$145,775	$86,161	$86,187	$2,378,669	$1,868,600	$1,423,619
Total OTTI PLMBS	$146,468	$145,775	$86,161	$86,187	$2,378,669	$1,868,600	$1,423,619

	As of December 31, 2010
	HTM Securities				AFS Securities
OTTI Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total OTTI PLMBS	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 22 years as of June 30, 2011. Through June 30, 2011, only one of our securities has suffered an actual cash loss, totaling $1.2 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a scenario more stressful than what we utilized in our OTTI assessment. For our evaluation as of June 30, 2011, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the three- to nine-month period beginning April 1, 2011 followed in each case by a three-month period of flat prices. Thereafter, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year. The stress test scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.
The following table represents the impact to credit-related OTTI for the three months ended June 30, 2011 in the above detailed housing price scenario that delays recovery of the housing price index (HPI), compared to actual credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended June 30, 2011
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2011 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2011 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A*	43	$2,486,186	$(65,244)	47	$2,562,645	$(190,323)
Total	43	$2,486,186	$(65,244)	47	$2,562,645	$(190,323)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans
The par value of our mortgage loans held for portfolio consisted of $1.4 billion and $3.1 billion in conventional mortgage loans and $130.0 million and $141.5 million in government-guaranteed mortgage loans as of June 30, 2011 and December 31, 2010. The decrease for the six months ended June 30, 2011 was due to our reclassification on June 30, 2011 of $1.3 billion of conventional mortgage loans held for portfolio to mortgage loans held for sale and our receipt of $386.6 million in principal payments. On June 30, 2011, we entered into an agreement to sell $1.3 billion of conventional mortgage loans. The transaction, which settled on July 26, 2011, resulted in a gain of approximately $74 million, which will be reflected in our third quarter 2011 financial statements. We have no current plans to sell the remaining mortgage loans held for portfolio.
We have purchased no mortgage loans under the MPP since 2006 and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.

The following tables summarize the FICO scores and loan-to-value at origination (i.e., outstanding mortgage loans as a percentage of appraised values) of our conventional mortgage loans held for portfolio and held for sale as of June 30, 2011 and December 31, 2010. The FICO score in the table below represents the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	June 30, 2011	December 31, 2010
(in percentages, except weighted-average FICO score)
Held for Portfolio:
620 to < 660	3.1	2.0
660 to < 700	19.0	13.6
700 to < 740	31.8	27.2
>= 740	46.1	57.2
Weighted-average FICO score	733	744
Held for Sale: (1)
620 to < 660	1.0	—
660 to < 700	8.9	—
700 to < 740	23.4	—
>= 740	66.7	—
Weighted-average FICO score	752	—

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	June 30, 2011	December 31, 2010
(in percentages)
Held for Portfolio:
<= 60%	20.5	34.3
> 60% to 70%	20.7	20.4
> 70% to 80%	52.8	41.7
> 80% to 90% (2)	3.4	2.1
> 90% (2)	2.6	1.5
Weighted-average loan-to-value	69.6	64.4
Held for Sale: (1)
<= 60%	47.4	—
> 60% to 70%	20.0	—
> 70% to 80%	31.0	—
> 80% to 90% (2)	1.0	—
> 90% (2)	0.6	—
Weighted-average loan-to-value	59.9	—

(1)	The transfer of mortgage loans from held for portfolio to held for sale occurred on June 30, 2011.
(2)	Private mortgage insurance (PMI) required at origination.
As of June 30, 2011 and December 31, 2010, approximately 87% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B. ). All of the mortgages classified as held for sale were originally purchased from JPMorgan Chase Bank, N.A.

Credit Risk
As of June 30, 2011, we have not experienced a credit loss for which we were not reimbursed from the lender risk account (LRA) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance (SMI) provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our SMI policies in April 2008.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our second quarter 2011 analysis, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded an allowance for credit losses totaling $1.8 million as of June 30, 2011 and December 31, 2010.
The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of June 30, 2011 and December 31, 2010. This table is applicable only to our mortgage loans held for portfolio as all mortgages classified as held for sale were current as of June 30, 2011.

	As of	As of
Past Due and Nonaccrual Mortgage Loan Data	June 30, 2011	December 31, 2010
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$58,867	$59,017
Nonaccrual loans, unpaid principal balance	$11,212	$7,734
Troubled debt restructurings	$299	$302
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$1,794	$626
Provision for credit losses	—	1,168
Balance, end of period	$1,794	$1,794
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$238	$546
Interest actually recognized in income during the period	—	—
Shortfall	$238	$546

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the LRA.

In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. As a result of our sale of approximately half of our conventional mortgage loans, we expect a similar reduction in the expected cost of credit protection. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of June 30, 2011 and December 31, 2010.

The following table summarizes our potentially higher-risk conventional mortgage loans held for portfolio (i.e., mortgage loans with low FICO scores and/or high loan-to-value ratios) as of June 30, 2011. As of June 30, 2011, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

	As of June 30, 2011
	Total	Percent
Potential Higher-Risk Conventional Mortgage Loans	Par Value	Seriously Delinquent
(in thousands, except percentages)
FICO score < 660	$51,988	4.5%
Total count of high-risk loans	397	4.5%
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our outstanding balance of government-insured mortgage loans as of June 30, 2011 (approximately 1,300 of these mortgage loans remain outstanding). We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of June 30, 2011 and December 31, 2010, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $9.7 million and $13.0 million and derivative liabilities of $172.4 million and $253.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2011.
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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2011 and December 31, 2010. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of June 30, 2011		As of December 31, 2010
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$7,665,836	$(334,024)	$8,464,113	$(345,068)
Investments:
Fair value - existing cash item	3,592,675	(73,322)	3,592,675	(92,506)
Consolidated obligation bonds:
Fair value - existing cash item	24,894,335	135,866	22,255,110	85,846
Non-qualifying economic hedges	108,500	322	53,500	(221)
Total	25,002,835	136,188	22,308,610	85,625
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	471,646	772
Balance sheet:
Non-qualifying economic hedges	—	—	200,000	—
Total notional and fair value	$36,261,346	(271,158)	$35,037,044	(351,177)
Accrued interest at period end		39,127		26,995
Cash collateral held by counterparty - assets		92,138		97,577
Cash collateral held from counterparty - liabilities		(22,877)		(14,042)
Net derivative balance		$(162,770)		$(240,647)

Net derivative asset balance		$9,676		$13,013
Net derivative liability balance		(172,446)		(253,660)
Net derivative balance		$(162,770)		$(240,647)

The total notional amount of interest-rate exchange agreements hedging advances declined by $798.3 million, to $7.7 billion (including a decline of $281.0 million, to $2.9 billion, in hedged advances using short-cut hedge accounting), as of June 30, 2011, from $8.5 billion as of December 31, 2010, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $2.6 billion, to $24.9 billion, as of June 30, 2011, from $22.3 billion as of December 31, 2010. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $3.6 billion as of June 30, 2011, from $7.9 billion, as of December 31, 2010. In 2010, we discontinued the use of the short-cut hedge accounting designation on new advance and consolidated obligation hedging relationships.

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
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults and the related non-cash collateral, if any, is of no value to us. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2011 and December 31, 2010, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $32.6 million and $27.0 million, including $20.8 million and $34.3 million of net accrued interest receivable. We held cash collateral of $22.9 million and $14.0 million from our counterparties for net credit risk exposures of $9.7 million and $13.0 million as of June 30, 2011 and December 31, 2010. We held no securities collateral from our counterparties as of June 30, 2011 or December 31, 2010. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As of June 30, 2011, the FHLBank System's consolidated obligations were rated “AAA/A-1+” by S&P with a negative outlook and “Aaa/P-1” by Moody's (although Moody's subsequently changed its outlook to negative). On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings with a negative outlook on select GSEs, including the FHLBank System, from “AAA” to “AA+.” The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2011 was $264.6 million, for which we posted collateral of $92.1 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $83.6 million of additional collateral to our derivative counterparties as of June 30, 2011. The S&P rating downgrade did not impact our collateral delivery requirements as the Seattle Bank was already rated "AA+."
Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$7,446,039	$—		$—	$—
AA-	6,192,640	—		—	—
A+	15,030,728	161	(1)	—	161
A	7,591,939	9,515		—	9,515
Total	$36,261,346	$9,676		$—	$9,676

	As of December 31, 2010
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,556,922	$—		$—	$—
AA-	5,817,560	1,405		—	1,405
A+	13,189,623	1,027	(2)	—	1,027
A	7,472,939	10,581		—	10,581
Total	$35,037,044	$13,013		$—	$13,013

(1)	Cash collateral of $22.9 million held as of June 30, 2011 is included in our derivative asset balance.
(2)	Cash collateral of $14.0 million held as of December 31, 2010 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both June 30, 2011 and December 31, 2010, 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of June 30, 2011 and December 31, 2010, 37.6% and 41.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-“ or higher from an NRSRO.
Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings with a negative outlook on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to AA+.” At the same time, S&P removed the issuer credit ratings of these institutions and their relevant debt issuance from CreditWatch, where they were placed on July 15, 2011. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues. In the application of S&P's Government Related Entities criteria, the FHLBank System is classified as being almost certain to receive government support if necessary. The implicit support that S&P factors into each of the FHLBanks' and the FHLBank System's credit ratings relates to their important role as primary liquidity providers to U.S. mortgage- and housing-market participants.
The following table summarizes the carrying value of our consolidated obligations by type as of June 30, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Consolidated Obligations	June 30, 2011	December 31, 2010
(in thousands)
Discount notes	$9,333,676	$11,596,307
Bonds	30,061,933	32,479,215
Total	$39,395,609	$44,075,522

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$9,333,983	$2,750,000	$11,597,293	$5,800,000
Weighted-average interest rate as of period end	0.05%	0.27%	0.16%	0.31%
Daily average outstanding for the period	$13,073,455	$3,156,593	$15,697,558	$4,321,668
Weighted-average interest rate for the period	0.07%	0.30%	0.14%	0.43%
Highest outstanding balance at any month-end for the period	$13,317,778	$3,250,000	$17,626,577	$5,850,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 19.5%, to a par amount of $9.3 billion as of June 30, 2011, from $11.6 billion as of December 31, 2010. During the first half of 2011, our use of consolidated obligation discount notes declined due to their relative cost compared to the cost of short-term consolidated obligation bonds or structured funding.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 7.6% to a par amount of $29.9 billion as of June 30, 2011, from $32.3 billion as of December 31, 2010. The decline in consolidated obligation bonds reflects the overall decrease in the bank's total assets.
The following table summarizes our consolidated obligation bonds by interest-rate type as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$21,239,070	71.0	$23,431,565	72.5
Step-up	4,565,000	15.3	4,380,000	13.6
Variable	3,750,000	12.6	4,250,000	13.2
Capped variable	200,000	0.7	200,000	0.6
Range	98,500	0.4	41,000	0.1
Total par value	$29,852,570	100.0	$32,302,565	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $257.5 million, to $8.6 billion, as of June 30, 2011 from December 31, 2010, primarily due to generally less favorable execution costs for these types of instruments in the first half of 2011 than were available during 2010. The interest rates on range consolidated obligation bonds is a fixed interest rate, based on a LIBOR range and the interest rates on step-up consolidated obligations are fixed rates that increase at contractually specified dates.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$10,419,550	0.84	$15,713,795	0.64
Due after one year through two years	5,271,000	1.36	3,384,000	2.24
Due after two years through three years	4,340,000	2.16	3,562,000	2.24
Due after three years through four years	2,849,500	2.33	2,197,500	3.20
Due after four years through five years	2,567,660	2.01	2,615,160	1.61
Thereafter	4,404,860	3.95	4,830,110	3.94
Total par value	29,852,570	1.82	32,302,565	1.73
Premiums	7,046		8,614
Discounts	(18,110)		(20,528)
Hedging adjustments	220,427		188,564
Total	$30,061,933		$32,479,215

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
Our callable consolidated obligation bonds outstanding increased by $2.3 billion, to $13.4 billion, as of June 30, 2011, compared to December 31, 2010. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds increased as of June 30, 2011 to 44.9%, compared to 34.5% as of December 31, 2010.
During the six months ended June 30, 2011 and 2010, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called during the six months ended June 30, 2011 and 2010 totaled $12.3 billion and $12.2 billion. See “—Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010—Other (Loss) Income—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.

Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $192.7 million, to $310.1 million as of June 30, 2011, compared to $502.8 million as of December 31, 2010. Demand deposits comprised the largest percentage of deposits, representing 89.2% and 59.7% of deposits as of June 30, 2011 and December 31, 2010. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $117.1 million, to $1.3 billion, as of June 30, 2011, from December 31, 2010. This increase primarily resulted from improvements in the fair value of our AFS investments classified as other-than-temporarily impaired.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
June 30, 2011	$158,864	$2,640,700
December 31, 2010	$158,864	$2,639,172

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board of Directors (Board) suspended the issuance of Class A capital stock (which is not included in permanent capital, against which our risk-based capital is measured).

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

We have been unable to redeem Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period since March 2009. As a result of the Consent Arrangement, we are restricted from redeeming or repurchasing capital stock without Finance Agency approval. See "—Capital Classification and Consent Arrangement" below for additional information.
The following table shows the capital stock holdings of our members, by type, as of June 30, 2011.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	227	$1,289,965
Thrifts	32	326,924
Credit unions	95	148,405
Insurance companies	4	350
Total GAAP capital stock (1)	358	1,765,644
Mandatorily redeemable capital stock (2)		1,033,920
Total regulatory capital stock		$2,799,564

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended June 30,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	160	—	—
Existing member capital stock purchases	—	1,368	—	1,514
Total capital stock purchases	—	1,528	—	1,514
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	5,294	—	2,486
Recissions of redemption requests	755	279	1	660
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	—	(13,743)	—	(1,740)
Redemption requests past redemption date	(1,720)	(2,898)	—	(7,984)
Net transfers to mandatorily redeemable capital stock	(965)	(11,068)	1	(6,578)
Balance, end of period	$125,489	$1,640,155	$132,519	$1,712,085

Consistent with our Capital Plan, we are not required to redeem activity-based capital stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of June 30, 2011. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of June 30, 2011
Class B Capital Stock - Voluntary Redemption Requests by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$3,938	$71,451
One year through two years	—	30,381
Two years through three years	—	22,905
Three years through four years	—	39,618
Four years through five years	—	233
Total	$3,938	$164,588

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2011. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$13,544
One year through two years	—	146
Two years through three years	—	632,406
Three years through four years	—	3,556
Four years through five years	—	158,874
Past contractual redemption date due to remaining activity (1)	561	13,419
Past contractual redemption date due to regulatory action (2)	32,814	178,600
Total	$33,375	$1,000,545

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

The number of shareholders with mandatorily redeemable capital stock increased to 71 as of June 30, 2011, from 60 as of December 31, 2010. The increase is primarily due to the expiration of the statutory redemption period on certain voluntary redemption requests and to member mergers and acquisitions during 2009, 2010, and the first half of 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $33.1 million as of June 30, 2011, compared to $73.4 million as of December 31, 2010. Although we did not maintain our retained earnings requirement under the Consent Arrangement as of June 30, 2011, the gain on sale of mortgage loans of approximately $74 million on July 26, 2011 represents a significant contribution to third quarter 2011 net income and retained earnings.
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
Retained Earnings
We reported retained earnings of $33.1 million as of June 30, 2011, a decrease of $40.3 million from $73.4 million as of December 31, 2010, due to our net loss for the six months ended June 30, 2011. We are developing a modification to the methodology by which we calculate our retained earnings target, in conjunction with other revisions to our overall capital policy, as required by the Consent Arrangement.
The 12 FHLBanks, including the Seattle Bank, entered into a Joint Capital Enhancement Agreement (Capital Agreement), as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account.
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our annual report on Form 10-K for more information on the Capital Agreement.
AOCL
Our AOCL decreased to $499.1 million as of June 30, 2011, compared to $666.9 million as of December 31, 2010, primarily due to improvements in market prices of our AFS investments classified as other-than-temporarily impaired. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the six months ended June 30, 2011 and 2010.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of June 30, 2011 and December 31, 2010.

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
The following table presents our permanent capital and risk-based capital requirements as of June 30, 2011 and December 31, 2010.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	June 30, 2011	December 31, 2010
(in thousands)
Permanent capital:
Class B capital stock	$1,640,155	$1,649,695
Mandatorily redeemable Class B capital stock	1,000,545	989,477
Retained earnings	33,124	73,396
Permanent capital	2,673,824	2,712,568
Risk-based capital requirement:
Credit risk	1,078,651	940,111
Market risk	367,182	584,083
Operations risk	433,750	457,259
Risk-based capital requirement	1,879,583	1,981,453
Risk-based capital surplus	$794,241	$731,115

Our risk-based capital requirement decreased as of June 30, 2011, compared to December 31, 2010, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses. Pursuant to action taken by our Board in January 2007, our minimum capital-to-assets ratio has been set at 4.05%, with a current Board-set operating target of 4.10%. As of June 30, 2011, our regulatory capital-to-assets ratio was 6.57%. We expect to continue to manage our business to a regulatory capital-to-assets ratio target higher than our operating target at least through 2011.

The following table presents our regulatory capital-to-assets ratios as of June 30, 2011 and December 31, 2010.

	As of	As of
Regulatory Capital-to-Assets Ratios	June 30, 2011	December 31, 2010
(in thousands, except percentages)
Minimum regulatory capital	$1,724,224	$1,888,319
Total regulatory capital	2,832,688	2,871,432
Regulatory capital-to-assets ratio	6.57%	6.08%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of June 30, 2011 from December 31, 2010.
The following table presents our leverage capital ratios as of June 30, 2011 and December 31, 2010.

	As of	As of
Leverage Capital Ratios	June 30, 2011	December 31, 2010
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,155,280	$2,360,399
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,169,600	4,227,716
Leverage capital ratio	9.67%	8.96%

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
See Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements," "—Overview—Consent Arrangement," and Part II. Item 1A. Risk Factors" in this report for further discussion of the Consent Arrangement.

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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of June 30, 2011 and December 31, 2010.
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

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of June 30, 2011.

	As of June 30, 2011
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Member term deposits	$33,612	$—	$—	$—	$33,612
Consolidated obligation bonds (at par)*	10,419,550	9,611,000	5,417,160	4,404,860	29,852,570
Derivative liabilities	172,446	—	—	—	172,446
Mandatory redeemable capital stock	238,938	632,552	34,945	127,485	1,033,920
Operating leases	1,679	4,513	—	—	6,192
Total contractual obligations	$10,866,225	$10,248,065	$5,452,105	$4,532,345	$31,098,740
Other Commitments
Standby letters of credit	613,115	3,794	12,497	—	629,406
Unused lines of credit and other commitments	16,000	—	—	—	16,000
Total other commitments	$629,115	$3,794	$12,497	$—	$645,406

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of June 30, 2011, we had $3.3 billion in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $3.3 billion.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
 We recorded net losses of $28.1 million and $40.3 million for the three and six months ended June 30, 2011, decreases of $36.3 million and $54.6 million from net income of $8.2 million and $14.3 million for the same periods in 2010. The declines in net income were primarily due to additional credit-related charges on our PLMBS classified as other-than-temporarily impaired and to lower net interest income. We recorded $65.2 million and $88.0 million of additional credit losses on our PLMBS for the three and six months ended June 30, 2011, compared to $46.8 million and $66.4 million of such credit losses for the same periods in 2010. The additional losses were due to greater-than-anticipated deterioration in housing prices and mortgage payment performance and to revisions in the FHLBank System's assumptions regarding economic trends and their adverse effects on the mortgages underlying these securities.
Net interest income totaled $23.9 million and $44.4 million for the three and six months ended June 30, 2011, compared to $48.3 million and $90.2 million for the same periods in 2010. While favorably impacted by lower funding costs, net interest income in 2011 was adversely affected by lower advance volumes, lower returns on short-term and variable interest-rate investments due to the prevailing low-interest-rate environment, and a declining balance of mortgage loans held for portfolio. In addition, premium amortization on certain of our AFS investments decreased net interest income by $12.6 million and $25.2 million for the three and six months ended June 30, 2011. This was offset, however, by positive market value changes in the associated hedging instruments, which were recorded in other income. Similar premium amortization activity did not materially impact net interest income during the same periods in 2010.

Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Our net interest income derives from the following sources: (1) net interest-rate spread (i.e., the interest earned on advances, investments, and mortgage loans, less interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets); and (2) earnings from capital (i.e., returns on investing interest-free capital). The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. Net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) for both the interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.
During the three and six months ended June 30, 2011, our average advance and mortgage loan balances declined significantly from the same periods in 2010, negatively impacting interest-rate spread income. The very low prevailing interest-rate environment in the first half of 2011 and during 2010 negatively impacted the yields on our advance, short-term investment, and variable interest-rate long-term investment (e.g., our PLMBS) portfolios. Although our cost of funds declined for the three and six months ended June 30, 2011, compared to the same periods in 2010, due primarily to the refinancing of a significant portion of our debt portfolio during 2010 and our use of negotiated swapped funding (i.e., structured funding), our access to such funding, which generally results in our most advantageous funding cost, was reduced during the second quarter of 2011 due to, among other things, competition from other GSEs, including other FHLBanks. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate in the first half of 2011 and during 2010. The combination of these factors contributed to lower net interest-rate spreads and net interest margins for the three and six months ended June 30, 2011, compared to the same periods in 2010.
The following table summarizes the average rates of various interest-rate indices for the three and six months ended June 30, 2011 and 2010 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of June 30, 2011 and 2010 and December 31, 2010.

	Average Rate for the Three Months Ended		Average Rate for the Six Months Ended		Ending Rate as of
Market Instrument	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	December 31, 2010	June 30, 2010
(in percentages)
Federal funds effective/target rate	0.09	0.19	0.12	0.16	0.07	0.13	0.09
3-month Treasury bill	0.03	0.14	0.08	0.12	0.01	0.12	0.17
3-month LIBOR	0.26	0.44	0.29	0.35	0.25	0.30	0.53
2-year U.S. Treasury note	0.55	0.85	0.61	0.88	0.46	0.59	0.60
5-year U.S. Treasury note	1.84	2.24	1.97	2.32	1.76	2.01	1.77
10-year U.S. Treasury note	3.19	3.47	3.31	3.59	3.16	3.29	2.93

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2011 and 2010. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$11,668,188	$29,652	1.02	$19,548,326	$53,973	1.11
Mortgage loans	2,891,481	36,256	5.03	3,846,060	46,758	4.88
Investments *	31,026,158	28,275	0.37	28,515,159	57,642	0.81
Other interest-earning assets	108,582	27	0.10	33,960	18	0.20
Total interest-earning assets	45,694,409	94,210	0.83	51,943,505	158,391	1.22
Other assets	(334,764)			(573,727)
Total assets	$45,359,645			$51,369,778
Interest-bearing liabilities:
Consolidated obligations	$42,130,169	70,308	0.67	$48,057,734	108,428	0.90
Deposits	321,551	20	0.02	322,458	60	0.07
Mandatorily redeemable capital stock	1,033,687	—	—	950,756	—	—
Other borrowings	116	—	0.05	230	—	—
Total interest-bearing liabilities	43,485,523	70,328	0.65	49,331,178	108,488	0.88
Other liabilities	560,901			915,741
Capital	1,313,221			1,122,859
Total liabilities and capital	$45,359,645			$51,369,778
Net interest income		$23,882			$49,903

Interest-rate spread		$19,328	0.18		$41,938	0.34
Earnings from capital		4,554	0.03		7,965	0.05
Net interest margin		$23,882	0.21		$49,903	0.39

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$12,521,408	$59,971	0.97	$20,391,327	$102,711	1.02
Mortgage loans	2,981,791	74,589	5.04	3,928,748	96,391	4.95
Investments *	31,046,746	58,333	0.38	27,626,497	107,435	0.78
Other interest-earning assets	105,510	67	0.13	42,559	35	0.16
Total interest-earning assets	46,655,455	192,960	0.83	51,989,131	306,572	1.19
Other assets	(357,335)			(613,216)
Total assets	$46,298,120			$51,375,915
Interest-bearing liabilities:
Consolidated obligations	$43,088,314	148,497	0.69	$48,162,841	215,054	0.90
Deposits	324,788	77	0.05	330,969	105	0.06
Mandatorily redeemable capital stock	1,031,388	—	—	948,911	—	—
Other borrowings	119	—	0.11	176	—	—
Total interest-bearing liabilities	44,444,609	148,574	0.67	49,442,897	215,159	0.88
Other liabilities	562,804			846,010
Capital	1,290,707			1,087,008
Total liabilities and capital	$46,298,120			$51,375,915
Net interest income		$44,386			$91,413

Interest-rate spread		$35,242	0.16		$76,399	0.31
Earnings from capital		9,144	0.03		15,014	0.05
Net interest margin		$44,386	0.19		$91,413	0.36

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three and six months ended June 30, 2011, our average assets significantly declined, compared to the same periods in 2010, primarily as a result of lower advance demand, maturing advances, and principal payments on mortgage loans held for portfolio, partially offset by significant increases in average investments. Our average investment balance significantly increased both in total and as a percentage of our total average assets for the three and six months ended June 30, 2011, as we, among other things, reinvested advance and mortgage loan proceeds to generate returns on capital and maintain average asset balances and capital and leverage ratios. The reductions in mortgage loans held for portfolio reflected average principal paydowns. On June 30, 2011,we committed to sell $1.3 billion of our conventional mortgage loans and transferred these mortgage loans from held for portfolio to held for sale on that date. The mortgage loans held for sale pursuant to that agreement are included in "mortgage loans" in the tables above.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011 vs. 2010 Increase (Decrease)			2011 vs. 2010 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(20,311)	$(4,010)	$(24,321)	$(37,913)	$(4,827)	$(42,740)
Investments	13,343	(42,710)	(29,367)	11,972	(61,074)	(49,102)
Mortgage loans	(14,506)	4,004	(10,502)	(23,654)	1,852	(21,802)
Other loans	38	(29)	9	42	(10)	32
Total interest income	(21,436)	(42,745)	(64,181)	(49,553)	(64,059)	(113,612)
Interest expense:
Consolidated obligations	(12,255)	(25,865)	(38,120)	(21,025)	(45,532)	(66,557)
Deposits	—	(40)	(40)	(2)	(26)	(28)
Total interest expense	(12,255)	(25,905)	(38,160)	(21,027)	(45,558)	(66,585)
Change in net interest income	$(9,181)	$(16,840)	$(26,021)	$(28,526)	$(18,501)	$(47,027)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to significantly lower average advance and mortgage loan balances as well as lower interest rates earned on our average investments and incurred on our average liabilities, partially offset by an increased average investments balance, which led to overall decreased net interest income. During the three and six months ended June 30, 2011, compared to the same periods in 2010, we experienced larger decreases in the average yields on our interest-earning assets than in the average cost of our interest-bearing liabilities, decreasing our interest-rate spread by 16 and 15 basis points, to 18 and 16 basis points. Our earnings from capital declined by 2 basis point to 3 basis points for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to the prevailing low interest-rate environment on short-term and variable interest-rate investments.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$27,177	$43,634	(37.7)	$57,135	$89,765	(36.4)
Prepayment fees on advances, net	2,475	10,339	(76.1)	2,836	12,946	(78.1)
Subtotal	29,652	53,973	(45.1)	59,971	102,711	(41.6)
Investments	28,275	57,642	(50.9)	58,333	107,435	(45.7)
Mortgage loans	36,256	46,758	(22.5)	74,589	96,391	(22.6)
Interest-bearing deposits and other	27	18	50.0	67	35	91.4
Total interest income	$94,210	$158,391	(40.5)	$192,960	$306,572	(37.1)

Interest income decreased significantly for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to significant decreases in average balances of advances and mortgage loans and average yields on investments, partially offset by an increase in the average balance of investments.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 37.7% and 36.4% for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to significant declines in average balances. Our average advance balances decreased by $7.9 billion, or 40.3% and 38.6%, to $11.7 billion and $12.5 billion, for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to lower advance demand and maturing advances.
For the three months ended June 30, 2011, overall advance activity decreased compared to the same period in 2010 while overall activity for the six months ended June 30, 2011 was slightly higher than the same period in 2010. For the three and six months ended June 30, 2011, new advances totaled $5.9 billion and $19.0 billion and maturing advances totaled $7.1 billion and $21.2 billion. Advance activity for the three and six months ended June 30, 2010 included new advances totaling $9.2 billion and $16.1 billion and maturing advances totaling $10.7 billion and $19.9 billion.
The average yield on advances, including prepayment fees on advances, decreased by 9 and 5 basis points to 1.02% and 0.97% for the three and six months ended June 30, 2011, compared to the same periods in 2010. The decreases were primarily due to the prevailing low short-term interest rates in both 2011 and 2010 (which impacted the yield on new advances made and existing variable interest-rate advances), and the significant proportion of short-term advances to our total average advance balances.
 Prepayment Fees on Advances
For the three and six months ended June 30, 2011, we recorded net prepayment fee income of $2.5 million and $2.8 million primarily resulting from fees charged to borrowers that prepaid $631.4 million and $693.2 million in advances. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.

Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 50.9% and 45.7% for the three and six months ended June 30, 2011, compared to the same periods in 2010. These decreases primarily resulted from significantly lower average yields, partially offset by higher average investment balances. Average yield was impacted by $5.7 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity. Yield was further impacted by a reduction in the overall net term to maturity on our investments as we increased our short-term investments. The average yield on our investments declined by 44 and 40 basis points, to 0.37% and 0.38%, while the average balance of our investments increased by $2.5 billion and $3.4 billion, to $31.0 billion, for the three and six months ended June 30, 2011, compared to the same periods in 2010.
Because we have been precluded from repurchasing or redeeming capital stock since March 2009, we have invested the proceeds from maturing advances and mortgage loans as well as issuances of member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. During 2010, our investment portfolio increased as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. As of June 30, 2011, our investments totaled $29.0 billion, a decrease of $1.5 billion from the balance as of December 31, 2010.
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 22.5% and 22.6% for the three and six months ended June 30, 2011, compared to the same periods in 2010. These decreases were primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $954.6 million and $947.0 million, to $2.9 billion and $3.0 billion, for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the collection of principal payments. The yield on our mortgage loans held for portfolio increased by 15 and 9 basis points, to 5.03% and 5.04%, for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2011 analysis, we determined that no additional provision for credit losses was required for the three or six months ended June 30, 2011. We recorded a provision for credit losses of $1.6 million and $1.2 million for the three and six months ended June 30, 2010.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$2,294	$5,781	(60.3)	$6,841	$10,102	(32.3)
Consolidated obligations - bonds	68,014	102,647	(33.7)	141,656	204,952	(30.9)
Deposits	20	60	(66.7)	77	105	(26.7)
Total interest expense	$70,328	$108,488	(35.2)	$148,574	$215,159	(30.9)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 60.3% and 32.3% for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to lower average balances and lower average costs of funds on our consolidated obligation discount notes. The average balance of our consolidated obligation discount notes decreased by 9.3% and 18.3%, to $13.1 billion, and the average yields on such notes decreased by 9 and 2 basis points, to 0.07% and 0.11%, for the three and six months ended June 30, 2011, compared to the same periods in 2010.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 33.7% and 30.9% for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the refinancing of a significant portion of our bond portfolio during 2010, which has generally resulted in lower average cost of funds for consolidated obligation bonds since such refinancing. The average yield on such bonds declined by 28 and 34 basis points, to 0.94% and 0.95%, for the three and six months ended June 30, 2011, compared to the same periods in 2010. The average balance of our consolidated obligation bonds decreased by 13.6% and 6.7%, to $29.1 billion and $30.0 billion, for the three and six months ended June 30, 2011 compared to the same periods in 2010.
Deposits
Interest expense on deposits decreased by 66.7% and 26.7% for the three and six months ended June 30, 2011, compared to the same periods in 2010. The average interest rate paid on deposits decreased by 5 and 1 basis points and the average balance of deposits decreased by $907,000 and $6.2 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Effect of Derivatives and Hedging on Income
We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net gain on derivatives and hedging activities would reflect only the impact to interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes to interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net gain on derivatives and hedging activities.
Our use of interest-rate exchange agreements increased our income by $29.4 million and $36.7 million for the three and six months ended June 30, 2011 compared to $23.6 million and $16.4 million for the three and six months ended June 30, 2010. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and six months ended June 30, 2011 and 2010 , "—Financial Condition as of June 30, 2011 and December 31, 2010—Derivative Assets and Liabilities,” and "—Other (Loss) Income" for additional information on our outstanding interest-rate exchange agreements.

Other (Loss) Income
Other (loss) income includes member service fees, net realized gain on sale of HTM securities, net OTTI loss recognized in income, net gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income (loss) not included in net interest income. Because of the type of financial activity reported in this category, other (loss) income can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and net OTTI loss recognized in income is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other (loss) income for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other (Loss) Income	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Service fees	$624	$722	(13.6)	$1,249	$1,395	(10.5)
Net realized gain on sale of HTM securities	3,559	—	N/A	3,559	—	N/A
Net OTTI loss recognized in income	(65,244)	(46,806)	39.4	(87,984)	(66,446)	32.4
Net gain on derivatives and hedging activities	26,166	23,125	13.2	34,455	27,142	26.9
Net realized loss on early extinguishment of consolidated obligations	(2,049)	(1,917)	6.9	(2,949)	(5,833)	(49.4)
Other, net	121	(3)	4,133.3	121	(1)	12,200.0
Total other loss	$(36,823)	$(24,879)	48.0	$(51,549)	$(43,743)	17.8

Total other loss increased by $11.9 million and $7.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an $18.4 million and $21.5 million increase in credit-related OTTI charges recognized in income, partially offset by $3.0 million and $7.3 million increases in net gain on derivatives and hedging activities and a $3.6 million realized gain on sale of securities, as well as, for the six months ended
June 30, 2011, a decrease of $2.9 million in net realized loss on early extinguishment of consolidated obligations. The significant changes in other (loss) income are discussed in more detail below.
Net Realized Gain on Sale of HTM Securities
For the three and six months ended June 30, 2011, we sold $133.1 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in a net gain of $3.6 million.There was no similar activity for the three or six months ended June 30, 2010.
Net OTTI Loss Recognized in Income
 As of June 30, 2011, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $65.2 million and $88.0 million in our statements of operations for the three and six months ended June 30, 2011, compared to OTTI charges recognized in income of $46.8 million and $66.4 million for the same periods in 2010. These credit losses on our OTTI PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 22 years as of June 30, 2011.
See “—Financial Condition as of June 30, 2011 and December 31, 2010—Investments,” Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” and “Part II. Item 1A. Risk Factors,” in this report for additional information regarding our OTTI securities.

Net Gain on Derivatives and Hedging Activities
For the three and six months ended June 30, 2011, we recorded increases of $3.0 million and $7.3 million in our net gain on derivatives and hedging activities, compared to the same periods in 2010.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of operations for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain on Derivatives and Hedging Activities	2011	2010	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$23,879	$19,193	$30,744	$19,452
Total net gain related to fair value hedge ineffectiveness	23,879	19,193	30,744	19,452
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(9)	28	—	17
Interest-rate caps or floors	—	(1)	—	(47)
Net interest settlements	2,296	3,905	3,711	7,720
Total net gain related to derivatives not designated as hedging instruments	2,287	3,932	3,711	7,690
Net gain on derivatives and hedging activities	$26,166	$23,125	$34,455	$27,142

The increases of $3.0 million and $7.3 million in the net gain on derivatives and hedging activities for the three and six months ended June 30, 2011, compared to the same periods in 2010, were primarily due to net gains on the instruments hedging our AFS securities, partially offset by ineffectiveness in our other hedging relationships. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. The up-front swap fees are recognized through adjustments to fair value each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. Accretion of the corresponding premiums on the hedged AFS securities is recorded within AFS investment interest income (i.e., within net interest margin). However, for the three and six months ended June 30, 2011, the net gain of $12.6 million and $25.5 million on our hedged AFS securities was essentially offset by premium amortization of $12.6 million and $25.2 million on our AFS securities. There was no comparable premium amortization and up-front fee activity in the first half of 2010.
Further, $2.3 million and $3.7 million of the increase for the three and six months ended June 30, 2011 related to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $3.9 million and $7.7 million for the same periods in 2010. We have decreased our balance of range consolidated obligations since June 30, 2010, due to lack of investor demand for this type of debt.
See “—Effect of Derivatives and Hedging on Net Interest Income," ”—Financial Condition as of June 30, 2011 and December 31, 2010—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.

Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three and six months ended June 30, 2011 and 2010, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreement cancellations, was primarily related to called consolidated obligation bonds. Net realized loss on early extinguishment of consolidated obligations increased by $132,000 to $2.0 million for the three months ended June 30, 2011 and decreased by $2.9 million, to $2.9 million, for the six months ended June 30, 2011, compared to the same periods in 2010.
The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consolidated Obligations Called and Extinguished	2011	2010	2011	2010
(in thousands, except interest rates)
Consolidated obligations called:
Par value	$6,402,745	$7,670,800	$12,292,745	$12,241,800
Weighted-average interest rate	1.49%	1.80%	1.13%	1.94%
Consolidated obligations extinguished:
Par value	$5,250	$—	$5,250	$—
Weighted-average interest rate	4.88%	—%	4.88%	—%

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
Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors. The following table presents the components of our other expense for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,456	$7,838	(17.6)	$13,127	$15,425	(14.9)
Occupancy cost	1,273	1,306	(2.5)	2,457	2,595	(5.3)
Other operating	5,871	5,786	1.5	13,173	10,305	27.8
Finance Agency	1,012	611	65.6	2,832	1,292	119.2
Office of Finance	506	514	(1.6)	1,346	1,158	16.2
Other	85	(3,789)	102.2	174	(3,693)	104.7
Total other expense	$15,203	$12,266	23.9	$33,109	$27,082	22.3

Other expense increased by $2.9 million and $6.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the June 2010 release of $3.9 million in our allowance for derivative counterparty credit loss related to our then outstanding receivable with Lehman Brothers Special Financing (for which there was no comparable action in 2011) and increased other operating expenses and Finance Agency expense. The increases in other operating expense for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily reflected the impact of outsourcing our information technology to a third party service provider, partially offset by corresponding reductions in compensation and benefits expense. Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. Finance Agency expenses increased for the three and six months ended June 30, 2011 primarily as a result of incremental expenses for the Finance Agency's Office of the Inspector General. In addition, for the six months ended June 30, 2011, Finance Agency expense included an adjustment of $655,000 related to 2010, 2009, and 2008.
Assessments
Our assessments for AHP and REFCORP are based on our net earnings before assessments. Because of the net losses in the first two quarters of 2011, there were no assessments for the three and six months ended June 30, 2011, compared to $3.0 million and $5.2 million of assessments for the same periods in 2010. The table below presents our AHP and REFCORP assessments for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
AHP and REFCORP Assessments	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
AHP	$—	$911	N/A	$—	$1,585	N/A
REFCORP	—	2,050	N/A	—	3,567	N/A
Total assessments	$—	$2,961	N/A	$—	$5,152	N/A

Due to our overpayment of quarterly REFCORP assessments in prior years, as of March 31, 2011, we were entitled to a refund of $14.6 million, which was recorded in "other assets" on our statements of condition. This refund was received on April 15, 2011.
The 12 FHLBanks, including the Seattle Bank, entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account.
See Note 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information on the Capital Agreement.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” included in our 2010 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of the change in valuation methodology on our mortgage loans as of June 30, 2011 (discussed below), there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates used in applying them during the three or six months ended June 30, 2011.
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of our June 30, 2011 sale of mortgage loans, which settled July 26, 2011, we have incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to current GSE underwriting standards, and delivery costs.
Also see "—Financial Condition as of June 30, 2011 and December 31, 2010—Investments, —Derivative Assets and Liabilities, and —Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13" in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
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
Effective Key-Rate-Duration-of-Equity Mismatch
Effective key rate duration of equity disaggregates effective duration of equity into various points on the yield curve to allow us to measure and manage our exposure to changes in the shape of the yield curve. Effective key-rate-duration-of-equity mismatch is the difference between the maximum and minimum effective key-rate-duration-of-equity measures.
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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed in detail below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of June 30, 2011 and December 31, 2010.

	As of	As of
Primary Risk Measures	June 30, 2011	December 31, 2010
Effective duration of equity	2.06	1.25
Effective convexity of equity	(2.13)	(1.84)
Effective key-rate-duration-of-equity mismatch	1.21	1.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.71)%	(2.08)%
- 100 basis point shock scenario (in percentages)	1.02%	0.00%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of June 30, 2011, the increase in the effective duration of equity from that of December 31, 2010 primarily resulted from increases in duration contributions of our consolidated obligations, which were partially offset by decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, and our advances (net of derivatives hedging advances).
The decrease in the effective convexity of equity as of June 30, 2011 from December 31, 2010 was primarily caused by increases in the negative convexity of mortgage-related assets backed by Alt-A collateral that were partially offset by reduced negative convexity in our mortgage-related assets backed by prime collateral, including our mortgage loans and increases in the positive convexity of our callable consolidated obligations used to fund and hedge our mortgage loans.
Effective key-rate-duration-of-equity mismatch decreased as of June 30, 2011 from December 31, 2010, primarily due to the changes described above for our duration-related measures and to changes in the composition of our statements of condition.

The estimated changes of our market value-of-equity sensitivity resulting from 100-basis point changes in interest rates between June 30, 2011 and December 31, 2010 were a result of changes in the composition of our statements of condition.
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
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of June 30, 2011 and December 31, 2010.  The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of June 30, 2011 and December 31, 2010.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	June 30, 2011	December 31, 2010	Limit
Effective duration of equity	0.53	(0.43)	+/-5.00
Effective convexity of equity	(0.9)	(2.29)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.47	0.86	+/-3.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(0.97)%	(0.66)%	+/-4.50%
- 100 basis point shock scenario	0.25%	(1.12)%	+/-4.50%
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of June 30, 2011 and December 31, 2010—Derivative Assets and Liabilities" for additional information.

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

Under the supervision and with the participation of the Seattle Bank's management, including the acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2011, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
The acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. In May 2011, we implemented a new general ledger system. We have taken the necessary steps to monitor internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. This implementation was not undertaken in response to any identified deficiency or weakness to our internal controls over financial reporting. With the exception of the implementation noted above, there were no changes to internal controls in the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2010 annual report on Form 10-K and in "Part II. Item 1. Legal Proceedings" in our first quarter 2011 report on Form 10-Q. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The Seattle Bank has opposed each of these motions. Oral arguments on a series of issues raised by the motions were held in March and early April 2011. In June 2011, the judge rejected in their entirety a number of the defendants' arguments and ruled in favor of the defendants on the issue of whether the Seattle Bank could have justifiably relied on representations by defendants regarding owner occupancy of properties securing mortgages backing the PLMBS. In July 2011, the judge dismissed two out of four defendants named in the Morgan Stanley & Co. case, having concluded that the Washington courts lacked personal jurisdiction over those defendants, but ruled in favor of the Seattle Bank on the remaining issues covered by the order. We are awaiting the judge's decision on the remaining issues relating to the motions to dismiss.

Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

ITEM 1A. RISK FACTORS

Our 2010 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2010 annual report on Form 10-K and in our report on Form 10-Q for the quarterly period ended March 31, 2011.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement requires the Seattle Bank to take specified actions (including remediating various concerns) and meet and maintain various standards, including a minimum retained earnings requirement. The Consent Arrangement establishes the Stabilization Period (defined as commencing as of the date of the Consent Order and continuing through the filing of this report on Form 10-Q with the SEC, during which period the Seattle Bank will continue to be classified as "undercapitalized" by the Finance Agency. We did not meet the minimum retained earnings requirement as of June 30, 2011. We cannot predict whether or when we will meet the requirements of the Consent Arrangement at future quarter ends, whether or when the Finance Agency will change our capital classification even if we meet the requirements of the Consent Arrangement, or whether the Finance Agency will take additional actions or require us to meet additional requirements or conditions.
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
On October 25, 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (which ended with the filing of this report with the SEC) and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
We did not meet the minimum stipulated level in the Consent Arrangement for retained earnings as of June 30, 2011. On June 30, 2011, we entered into an agreement to sell $1.3 billion of mortgage loans previously held for portfolio. This transaction, which settled on July 26, 2011, resulted in a gain of approximately $74 million, which will be reflected in the bank's third quarter financial results. Although we did not maintain our retained earnings requirement under the Consent Arrangement as of June 30, 2011, the gain on sale of mortgage loans represents a significant contribution to third quarter 2011 net income and retained earnings.
We have met the AOCL and MVE to PVCS ratio minimum financial metrics pursuant to the Consent Arrangement at each reporting period end through June 30, 2011. In addition, we have continued taking the specified actions noted in the Consent Arrangement and are working toward meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.

The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification and return to normal operations. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating with the Finance Agency so that such actions and improvements are aligned with the Finance Agency's expectations. However, there is a risk that our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics during the post-Stabilization Period or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully develop and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA provisions or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency completes its post-Stabilization Period review of our progress in meeting the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized." Further, we remain restricted from redeeming or repurchasing capital stock without Finance Agency approval.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The FHLBanks' ability to access the capital markets, as their primary source of funding, may be adversely affected by any market disruptions that could occur if credit ratings on FHLBank System consolidated obligations change.
S&P and Moody's have each taken various actions regarding credit ratings on the FHLBanks and the FHLBank System's consolidated obligations based on the implied linkage between the FHLBanks, and the FHLBank System's consolidated obligations, to the U.S. government. On August 5, 2011, S&P lowered its U.S. long-term credit rating from “AAA” to “AA+” with a negative outlook and, on August 8, 2011, downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 10 of the 12 FHLBanks from “AAA” to “AA+.” The Seattle Bank and the FHLBank of Chicago were already rated “AA+” by S&P. The outlook for the FHLBank System's senior unsecured debt and all 12 FHLBanks is negative. S&P's actions did not affect the short-term "A-1+" ratings of the FHLBanks and the FHLBank System's debt issues. On August 2, 2011, Moody's confirmed the long-term "Aaa" rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks has also been revised to negative.
These downgrades in credit ratings and outlook could result in higher funding costs, disruptions in FHLBank access, including Seattle Bank, access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements (see Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements) or reductions in the fair value of investments in GSE debt obligations or MBS. Furthermore, member demand for certain advance products could weaken. To the extent that the FHLBanks, including the Seattle Bank, cannot access funding when needed on acceptable terms to effectively manage their cost of funds, their financial condition and results of operations and the value of FHLBank membership may be negatively affected.

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
The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. For example, in November 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. Deposits are a source of liquidity for Seattle Bank members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for Seattle Bank advances. In addition, on April 1, 2011, the FDIC's final rule revising the assessment system applicable to FDIC-insured financial institutions became effective, resulting in Seattle Bank advances being included in our members' assessment base. We believe this rule has negatively impacted demand for our advances, particularly at quarter-end dates, as our members have modified their borrowing practices to minimize their assessment bases.
It is not possible to predict all of the effects of the Dodd-Frank Act, including the related rules and regulations, on the FHLBanks, including the Seattle Bank, or their members until the implementing rules and regulations are drafted, finalized, and effective.
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
See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

In June 2011, we executed a sublease for 21,430 square feet of unused space at our headquarters beginning on April 1, 2013 and expiring on April 30, 2013.

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
99.1
Joint Capital Enhancement Agreement entered into by each of the Federal Home Loan Banks, effective as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22,
2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, and September 5, 2011 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on August 5, 2011).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Steven R. Horton	Dated:	August 11, 2011
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	August 11, 2011
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
99.1
Joint Capital Enhancement Agreement entered into by each of the Federal Home Loan Banks, effective as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22,
2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, and September 5, 2011 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on August 5, 2011).