Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Seattle
filed 2011-11-10
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2011
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
Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of October 31, 2011, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,406,988 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	September 30, 2011	December 31, 2010
(in thousands, except par value)
Assets
Cash and due from banks	$1,161	$1,181
Deposits with other Federal Home Loan Banks (FHLBanks)	82	9
Securities purchased under agreements to resell	3,300,000	4,750,000
Federal funds sold	6,461,400	6,569,152
Investment securities:
Available-for-sale (AFS) securities (Note 3)	11,221,730	12,717,669
Held-to-maturity (HTM) securities (fair values of $6,808,808 and $6,403,552) (Note 4)	6,833,463	6,462,215
Total investment securities	18,055,193	19,179,884
Advances (Note 6)	10,971,635	13,355,442
Mortgage loans held for portfolio, net (includes $3,193 and $1,794 of allowance for credit losses) (Notes 7 and 8)	1,438,735	3,208,954
Accrued interest receivable	74,017	86,356
Premises, software, and equipment, net (includes $14,141 and $16,854 of accumulated depreciation and amortization)	16,882	15,514
Derivative assets, net (Note 9)	53,760	13,013
Other assets	13,283	28,465
Total Assets	$40,386,148	$47,207,970
Liabilities
Deposits:
Interest-bearing	$365,241	$502,787
Total deposits	365,241	502,787
Consolidated obligations, net (Note 10):
Discount notes	12,838,149	11,596,307
Bonds	24,474,650	32,479,215
Total consolidated obligations, net	37,312,799	44,075,522
Mandatorily redeemable capital stock (Note 11)	1,058,587	1,021,887
Accrued interest payable	94,304	129,472
Affordable Housing Program (AHP) payable	11,794	5,042
Derivative liabilities, net (Note 9)	150,720	253,660
Other liabilities	36,941	36,961
Total liabilities	39,030,386	46,025,331
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,212 and 16,497 shares	1,621,170	1,649,695
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,199 and 1,265 shares	119,806	126,454
Total capital stock	1,740,976	1,776,149
Retained earnings:
Unrestricted	121,893	73,396
Restricted	22,192	—
Total retained earnings	144,085	73,396
Accumulated other comprehensive loss (AOCL) (Note 11)	(529,299)	(666,906)
Total capital	1,355,762	1,182,639
Total Liabilities and Capital	$40,386,148	$47,207,970

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Interest Income
Advances	$24,638	$43,708	$81,773	$133,473
Prepayment fees on advances, net	13,760	725	16,596	13,671
Interest-bearing deposits	18	19	85	53
Securities purchased under agreements to resell	544	5,179	2,145	9,133
Federal funds sold	3,180	2,524	12,809	10,448
AFS securities	(944)	9,134	(3,065)	20,501
HTM securities	33,405	33,797	82,629	117,987
Mortgage loans held for portfolio	17,786	47,177	92,375	143,568
Mortgage loans held for sale	4,792	—	4,792	—
Loans to other FHLBanks	—	1	—	2
Total interest income	97,179	142,264	290,139	448,836
Interest Expense
Consolidated obligations - discount notes	1,333	6,700	8,174	16,802
Consolidated obligations - bonds	60,904	93,614	202,560	298,566
Deposits	12	78	89	183
Securities sold under agreements to repurchase	—	1	—	1
Total interest expense	62,249	100,393	210,823	315,552
Net Interest Income	34,930	41,871	79,316	133,284
Less: Provision for credit losses	1,399	—	1,399	1,168
Net Interest Income after Provision for Credit Losses	33,531	41,871	77,917	132,116
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 5)	(5,539)	(62,276)	(7,493)	(207,512)
Net amount of OTTI loss reclassified to (from) AOCL	5,228	46,656	(80,802)	125,446
Net OTTI loss, credit portion	(311)	(15,620)	(88,295)	(82,066)
Net realized gain on sale of HTM securities	—	—	3,559	—
Net gain on sale of mortgage loans held for sale	73,925	—	73,925	—
Net gain on derivatives and hedging activities (Note 9)	33,432	8,145	67,887	35,287
Net realized loss on early extinguishment of consolidated obligations	(6,399)	(5,879)	(9,348)	(11,712)
Service fees	593	708	1,842	2,103
Other, net	2	5	123	4
Total other income (loss)	101,242	(12,641)	49,693	(56,384)
Other Expense
Operating:
Compensation and benefits	6,744	6,212	19,871	21,637
Other operating	7,444	8,552	23,074	21,452
Federal Housing Finance Agency (Finance Agency)	1,011	610	3,843	1,902
Office of Finance	716	588	2,062	1,746
Other, net	43	106	217	(3,587)
Total other expense	15,958	16,068	49,067	43,150
Income before Assessments	118,815	13,162	78,543	32,582
Assessments
AHP	7,854	1,074	7,854	2,659
Resolution Funding Corporation (REFCORP)	—	2,418	—	5,985
Total assessments	7,854	3,492	7,854	8,644
Net Income	$110,961	$9,670	$70,689	$23,938
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$—	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	22	2,165	—	—	—	—	2,165
Net shares reclassified to mandatorily redeemable capital stock	(60)	(6,064)	(517)	(51,679)	—	—	—	—	(57,743)
Comprehensive income:
Net income	—	—	—	—	23,938	—	23,938	—	23,938
Other comprehensive income (Note 11)	—	—	—	—	—	—	—	138,499	138,499
Total comprehensive income					—	—			162,437
Balance, September 30, 2010	1,265	$126,454	16,676	$1,667,635	$76,835	$—	$76,835	$(770,317)	$1,100,607
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	15	1,527	—	—	—	—	1,527
Net shares reclassified to mandatorily redeemable capital stock	(66)	(6,648)	(300)	(30,052)	—	—	—	—	(36,700)
Comprehensive income:
Net income	—	—	—	—	48,497	22,192	70,689	—	70,689
Other comprehensive income (Note 11)	—	—	—	—	—	—	—	137,607	137,607
Total comprehensive income	—	—	—	—	—	—	—		208,296
Balance, September 30, 2011	1,199	$119,806	16,212	$1,621,170	$121,893	$22,192	$144,085	$(529,299)	$1,355,762

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
(in thousands)
Operating Activities
Net income	$70,689	$23,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,303	(68,999)
Net OTTI loss, credit portion	88,295	82,066
Net realized gain on sale of HTM securities	(3,559)	—
Net gain on sale of mortgage loans held for sale	(73,925)	—
Net change in net fair value adjustment on derivatives and hedging activities	(246)	37,841
Net realized loss on early extinguishment of consolidated obligations	9,348	11,712
Provision for credit losses	1,399	1,168
Other adjustments	21	2
Net change in:
Accrued interest receivable	12,349	26,100
Other assets	494	(555)
Accrued interest payable	(35,168)	(81,486)
Other liabilities	21,560	9,254
Total adjustments	29,871	17,103
Net cash provided by operating activities	100,560	41,041
Investing Activities
Net change in:
Interest-bearing deposits	13,869	(230)
Deposits with other FHLBanks	(73)	(20)
Securities purchased under agreements to resell	1,450,000	(5,250,000)
Federal funds sold	107,752	6,838,620
Premises, software and equipment	(3,846)	(1,739)
AFS securities:
Proceeds from long-term	1,628,119	390,405
Purchases of long-term	(110,555)	(10,536,813)
HTM securities:
Net decrease in short-term	492,051	1,233,019
Proceeds from maturities of long-term	988,386	1,520,247
Proceeds from sales of long-term	136,698	—
Purchases of long-term	(1,983,285)	(1,002,231)
Advances:
Proceeds	26,257,981	25,477,453
Made	(23,810,144)	(18,517,631)
Mortgage loans:
Principal collected	480,215	554,245
Proceeds from sale of held for sale	1,357,263	—
Net cash provided by investing activities	7,004,431	705,325

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended September 30,
	2011	2010
(in thousands)
Financing Activities
Net change in:
Deposits	$(119,557)	$6,072
Net (payments) proceeds on derivative contracts with financing elements	(37,338)	82,873
Net proceeds from issuance of consolidated obligations:
Discount notes	527,896,920	730,432,336
Bonds	28,347,170	36,654,783
Payments for maturing and retiring consolidated obligations:
Discount notes	(526,642,243)	(734,871,062)
Bonds	(36,551,490)	(33,783,800)
Proceeds from issuance of capital stock	1,527	2,165
Net cash used in financing activities	(7,105,011)	(1,476,633)
Net decrease in cash and cash equivalents	(20)	(730,267)
Cash and cash equivalents at beginning of the period	1,181	731,430
Cash and cash equivalents at end of the period	$1,161	$1,163

Supplemental Disclosures
Interest paid	$245,991	$397,040
AHP payments, net	$1,103	$3,918
REFCORP refund	$14,551	$—
Transfers of mortgage loans to real estate owned (REO)	$2,957	$1,868
Transfer of mortgage loans held for portfolio to held for sale	$1,324,907	$—
Transfers of HTM securities to AFS securities	$8,152	$319,978

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2010 audited financial statements and related notes (2010 Audited Financial Statements) included in the 2010 annual report on Form 10-K of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of September 30, 2011 and the operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2011.
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
Recently Issued or Adopted Accounting Guidance
Disclosures about an Employer's Participation in a Multiemployer Plan
On September 21, 2011, the Financial Accounting Standards Board (FASB) amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans). The new accounting guidance requires employers participating in multiemployer plans, which includes the Seattle Bank, to provide additional quantitative and qualitative disclosures in order to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. This guidance is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the Seattle Bank). The adoption of this guidance will result in increased annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
Presentation of Comprehensive Income
On June 16, 2011, the FASB issued guidance intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income in the statement of changes in shareholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Seattle Bank), and is to be applied retrospectively for all periods presented. Early adoption is permitted. We expect to begin presenting the comprehensive income information in a separate statement in our first quarter 2012 financial statements.

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
On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. On April 5, 2011, the FASB issued guidance clarifying which loan modifications constitute troubled debt restructurings to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance was effective for interim and annual periods beginning on or after June 15, 2011 (July 1, 2011, for the Seattle Bank), and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Our adoption of this guidance as of July 1, 2011 did not affect our disclosures, financial condition, results of operations, or cash flows.

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

The Consent Arrangement also provides for a Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the August 11, 2011 filing of our second quarter 2011 report on Form 10-Q with the Securities and Exchange Commission (SEC)). The Consent Arrangement requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. As of the end of the third quarter 2011, retained earnings, AOCL, and MVE to PVCS ratio were as follows:

•
Retained Earnings, which represent accumulated net income and serve as a buffer for members' paid-in capital against unexpected losses, increased to $144.1 million as of September 30, 2011, from $73.4 million at the end of 2010 due to our 2011 net income.

•
AOCL, which primarily represents accumulated unrealized losses on our PLMBS classified as other-than-temporarily impaired, improved to $529.3 million as of September 30, 2011, from $666.9 million, as of December 31, 2010.

•
MVE to PVCS Ratio, which compares the market value of our assets minus the market value of our liabilities to the par value of our capital stock (including mandatorily redeemable capital stock), increased to 76.7% as of September 30, 2011, compared to 75.7% as of December 31, 2010.

With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end during the Stabilization Period and as of the quarter ended September 30, 2011. In addition, we have continued taking the specified actions noted in the Consent Arrangement and are working toward meeting the agreed-upon milestones and timelines for completing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics during the post-Stabilization Period or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully develop and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA provisions or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and, as such, restricted from redeeming or repurchasing capital stock without Finance Agency approval.

Note 3—Available-for-Sale Securities
Major Security Types
 The following tables summarize our AFS securities as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Government-sponsored enterprise (GSE) obligations (3)	$3,595,725	$—	$14,265	$(312)	$3,609,678
Temporary Liquidity Guarantee Program (TLGP) securities (4)	6,265,917	—	15,348	(161)	6,281,104
Residential PLMBS	1,808,004	(477,056)	—	—	1,330,948
Total	$11,669,646	$(477,056)	$29,613	$(473)	$11,221,730

	As of December 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
GSE obligations (3)	$4,854,017	$—	$1,956	$(6,137)	$4,849,836
TLGP securities (4)	6,390,998	—	9,057	(1,277)	6,398,778
Residential PLMBS	2,059,078	(590,023)	—	—	1,469,055
Total	$13,304,093	$(590,023)	$11,013	$(7,414)	$12,717,669

(1)
Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings. The amortized cost basis of our GSE obligations and TLGP securities excludes favorable basis adjustments of $18.7 million and $9.1 million related to fair value hedges as of September 30, 2011 and December 31, 2010.

(2)	See Note 11 for a reconciliation of the AOCL related to AFS securities for the nine months ended September 30, 2011 and 2010.
(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $511.1 million and $423.9 million as of September 30, 2011 and December 31, 2010.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. As required by the Consent Arrangement, we are implementing a plan for increasing advances as a percentage of our total assets. Because current economic conditions make near-term advance growth challenging, we expect that our investment portfolio will decrease as we strive to achieve our desired asset composition.
In 2011 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses.

The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during 2011 and 2010. The amounts below represent the values as of the referenced transfer dates.

	2011				2010
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ended:
March 31	$12,942	$(4,790)	$572	$8,724	$136,506	$(59,179)	$—	$77,327
June 30	—	—	—	—	212,042	(96,099)	4,742	120,685
September 30	—	—	—	—	199,208	(72,500)	9,405	136,113
December 31					141,816	(58,220)	6,676	90,272
Total	$12,942	$(4,790)	$572	$8,724	$689,572	$(285,998)	$20,823	$424,397

As of September 30, 2011 and December 31, 2010, we held $2.9 billion and $3.0 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of September 30, 2011 and December 31, 2010, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$1,182,626	$(312)	$—	$—	$1,182,626	$(312)
TLGP securities	483,900	(28)	146,156	(133)	630,056	(161)
Residential PLMBS	—	—	1,330,948	(477,056)	1,330,948	(477,056)
Total	$1,666,526	$(340)	$1,477,104	$(477,189)	$3,143,630	$(477,529)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
GSE obligations	$2,833,502	$(6,137)	$—	$—	$2,833,502	$(6,137)
TLGP securities	3,139,712	(1,277)	—	—	3,139,712	(1,277)
Residential PLMBS	—	—	1,469,055	(590,023)	1,469,055	(590,023)
Total	$5,973,214	$(7,414)	$1,469,055	$(590,023)	$7,442,269	$(597,437)

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of September 30, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2011		As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-mortgage-backed securities (MBS):
Due in less than one year	$6,991,452	$6,997,967	$1,110,100	$1,109,843
Due after one year through five years	2,833,162	2,847,852	9,970,048	9,975,331
Due after five years through 10 years	—	—	127,813	126,505
Due after 10 years	37,028	44,963	37,054	36,935
Subtotal	9,861,642	9,890,782	11,245,015	11,248,614
MBS	1,808,004	1,330,948	2,059,078	1,469,055
Total	$11,669,646	$11,221,730	$13,304,093	$12,717,669

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of September 30, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	September 30, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$3,907,188	$4,529,563
Variable	5,954,454	6,715,452
Subtotal	9,861,642	11,245,015
MBS:
Variable	1,808,004	2,059,078
Subtotal	1,808,004	2,059,078
Total	$11,669,646	$13,304,093

As of September 30, 2011 and December 31, 2010, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $18.7 million and $9.1 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other (loss) income as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of September 30, 2011 and December 31, 2010, 90.9% and 81.2% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable interest rate.

Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.
Note 4—Held-to-Maturity Securities
 Major Security Types
 The following tables summarize our HTM securities as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL (2)	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Commercial paper	$99,991	$—	$99,991	$—	$—	$99,991
Certificates of deposit (4)	675,000	—	675,000	13	—	675,013
Other U.S. agency obligations (5)	26,204	—	26,204	294	(5)	26,493
GSE obligations (6)	389,606	—	389,606	26,144	—	415,750
State or local housing agency obligations	3,135	—	3,135	—	(20)	3,115
Subtotal	1,193,936	—	1,193,936	26,451	(25)	1,220,362
Residential MBS:
Other U.S. agency (5)	170,411	—	170,411	172	(117)	170,466
GSEs (6)	4,515,627	—	4,515,627	69,908	(2,888)	4,582,647
PLMBS	1,015,379	(61,890)	953,489	2,893	(121,049)	835,333
Subtotal	5,701,417	(61,890)	5,639,527	72,973	(124,054)	5,588,446
Total	$6,895,353	$(61,890)	$6,833,463	$99,424	$(124,079)	$6,808,808

	As of December 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (3)	Gross Unrecognized Holding Losses (3)	Fair Value
(in thousands)
Certificates of deposit (4)	$1,267,000	$—	$1,267,000	$13	$—	$1,267,013
Other U.S. agency obligations (5)	38,169	—	38,169	453	(9)	38,613
GSE obligations (6)	389,255	—	389,255	39,298	—	428,553
State or local housing agency obligations	3,590	—	3,590	—	—	3,590
Subtotal	1,698,014	—	1,698,014	39,764	(9)	1,737,769
Residential MBS:
Other U.S. agency (5)	182,211	—	182,211	277	(40)	182,448
GSEs (6)	3,312,555	—	3,312,555	41,079	(1,203)	3,352,431
PLMBS	1,339,968	(70,533)	1,269,435	6,481	(145,012)	1,130,904
Subtotal	4,834,734	(70,533)	4,764,201	47,837	(146,255)	4,665,783
Total	$6,532,748	$(70,533)	$6,462,215	$87,601	$(146,264)	$6,403,552

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	See Note 11 for a reconciliation of the AOCL related to HTM securities for the nine months ended September 30, 2011 and 2010.
(3)	Represent the difference between fair value and carrying value.
(4)	Consists of certificates of deposit that meet the definition of a debt security.
(5)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.
(6)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments classified as other-than-temporarily impaired includes $907,000 and $1.3 million of credit-related OTTI losses. The amortized cost of our other HTM MBS includes gross accretable premium of $26.4 million and $1.5 million, and gross accretable discount of $11.4 million and $20.0 million as of September 30, 2011 and December 31, 2010.
During 2011 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3).
As of September 30, 2011 and December 31, 2010, we held $279.6 million and $384.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of September 30, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Commercial paper	$99,991	$—	$—	$—	$99,991	$—
Other U.S. agency obligations	—	—	1,250	(5)	1,250	(5)
State or local housing agency obligations	1,315	(20)	—	—	1,315	(20)
Subtotal	101,306	(20)	1,250	(5)	102,556	(25)
Residential MBS:
Other U.S. agency	109,509	(117)	—	—	109,509	(117)
GSEs	1,220,946	(2,599)	117,418	(289)	1,338,364	(2,888)
Temporarily impaired PLMBS	80,028	(1,398)	430,379	(119,325)	510,407	(120,723)
Other-than-temporarily impaired PLMBS	—	—	102,095	(62,216)	102,095	(62,216)
Subtotal	1,410,483	(4,114)	649,892	(181,830)	2,060,375	(185,944)
Total	$1,511,789	$(4,134)	$651,142	$(181,835)	$2,162,931	$(185,969)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Other U.S. agency obligations	$1,350	$(8)	$333	$(1)	$1,683	$(9)
Subtotal	1,350	(8)	333	(1)	1,683	(9)
Residential MBS:
Other U.S. agency	56,804	(40)	—	—	56,804	(40)
GSEs	664,417	(1,203)	—	—	664,417	(1,203)
Temporarily impaired PLMBS	39,375	(196)	574,924	(144,816)	614,299	(145,012)
Other-than-temporarily impaired PLMBS	—	—	96,805	(70,533)	96,805	(70,533)
Subtotal	760,596	(1,439)	671,729	(215,349)	1,432,325	(216,788)
Total	$761,946	$(1,447)	$672,062	$(215,350)	$1,434,008	$(216,797)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of September 30, 2011 and December 31, 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2011			As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$864,912	$864,912	$866,438	$1,276,107	$1,276,107	$1,276,242
Due after one year through five years	299,685	299,685	324,316	389,255	389,255	428,554
Due after five years through 10 years	11,239	11,239	11,323	11,722	11,722	11,821
Due after 10 years	18,100	18,100	18,285	20,930	20,930	21,152
Subtotal	1,193,936	1,193,936	1,220,362	1,698,014	1,698,014	1,737,769
MBS	5,701,417	5,639,527	5,588,446	4,834,734	4,764,201	4,665,783
Total	$6,895,353	$6,833,463	$6,808,808	$6,532,748	$6,462,215	$6,403,552

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of September 30, 2011 and December 31, 2010.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	September 30, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$1,064,606	$1,665,362
Variable	129,330	32,652
Subtotal	1,193,936	1,698,014
MBS:
Fixed	1,784,947	927,307
Variable	3,916,470	3,907,427
Subtotal	5,701,417	4,834,734
Total	$6,895,353	$6,532,748

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
At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of September 30, 2011 assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths, which vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

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
In third quarter 2011, certain assumptions in the first model were updated, resulting in a change in the timing of projected Alt-A borrower defaults that better reflects increased foreclosure and property liquidation timelines. As a result, Alt-A borrower defaults and collateral losses are projected to occur over a longer time period compared to prior projections. The change in the timing of projected Alt-A borrower defaults and collateral losses also had an impact on the amount and timing of security-level projected losses that is unique to the waterfall structure of each security.
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
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended September 30, 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended September 30, 2011						As of September 30, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime:
2008	7.4	5.3-7.8	29.6	23.1-59.9	46.1	46.0-46.7	23.6	19.3-43.9
2005	5.3	4.7-9.6	22.6	9.2-25.6	44.6	31.1-46.5	20.7	11.7-22.4
2004 and prior	17.4	4.7-41.5	4.8	0-27.9	28.3	0-110.0	10.2	3.0-59.1
Total prime	14.8	4.7-41.5	10.4	0-59.9	32.5	0-110.0	13.3	3.0-59.1
Alt-A:
2008	4.5	4.9-8.6	36.5	43.0-59.4	30.6	43.1-48.3	34.5	23.9-38.1
2007	3.3	1.4-8.0	75.5	36.2-91.5	52.6	47.0-64.3	31.2	0-43.8
2006	2.4	1.7-3.5	80.3	70.3-87.8	53.0	49.2-68.4	37.2	22.6-60.7
2005	2.3	2.0-6.8	41.8	40.4-77.5	28.4	39.3-54.6	32.8	0-52.3
2004 and prior	8.8	7.4-15.7	17.5	0.5-28.4	36.6	19.8-39.9	17.8	10.5-28.2
Total Alt-A	3.1	1.4-15.7	69.0	0.5-91.5	48.1	19.8-68.4	33.4	0-60.7
Total PLMBS	5.2	1.4-41.5	58.9	0-91.5	45.4	0-110.0	29.9	0-60.7

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
For those securities for which an OTTI was determined to have occurred during the three months ended September 30, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended September 30, 2011						As of September 30, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Alt-A:
2008	6.6	4.9-8.6	52.7	43.0-59.4	44.2	43.1-48.3	32.8	23.9-36.9
2007	3.4	1.4-8.0	78.9	36.2-91.5	55.0	47.0-64.3	30.7	0-43.8
2006	2.4	1.7-3.5	83.1	70.3-87.8	54.9	49.2-68.4	36.4	22.6-45.1
2005	3.8	2.0-6.8	68.3	40.4-77.5	46.4	39.3-54.6	27.4	0-45.6
2004 and prior	9.1	9.1-9.1	19.6	19.6-19.6	38.3	38.3-38.3	7.1	7.1-7.1
Total	3.5	1.4-9.1	76.7	19.6-91.5	53.4	38.3-68.4	32.4	0-45.6

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in third quarter 2011 on three securities identified as other-than-temporarily impaired in prior reporting periods. Three additional securities were classified as other-than-temporarily impaired in third quarter 2011. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.
The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September, 2011			For the Nine Months Ended September 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with other-than-temporary impairment in the period noted	$138	$4,478	$4,616	$138	$4,478	$4,616
PLMBS identified with other-than-temporary impairment in prior periods	173	750	923	88,157	(85,280)	2,877
Total	$311	$5,228	$5,539	$88,295	$(80,802)	$7,493

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with other-than-temporary impairment in the period noted	$92	$62,184	$62,276	$5,643	$191,895	$197,538
PLMBS identified with other-than-impairment in prior periods	15,528	(15,528)	—	76,423	(66,449)	9,974
Total	$15,620	$46,656	$62,276	$82,066	$125,446	$207,512

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition within AOCL. For the three and nine months ended September 30, 2011, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities, changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $137.6 million and $138.5 million for the nine months ended September 30, 2011 and 2010. See Note 11 for a tabular presentation of AOCL for the nine months ended September 30, 2011 and 2010.
The following table summarizes key information as of September 30, 2011 for the PLMBS on which we have recorded OTTI charges for the three months ended September 30, 2011.

	As of September 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$154,703	$154,196	$95,426	$95,426	$4,317	$3,160	$1,917
Total	$154,703	$154,196	$95,426	$95,426	$4,317	$3,160	$1,917

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of September 30, 2011 and December 31, 2010 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2011 or December 31, 2010).

	As of September 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$165,191	$164,311	$102,421	$102,095	$2,316,349	$1,808,004	$1,330,948
Total	$165,191	$164,311	$102,421	$102,095	$2,316,349	$1,808,004	$1,330,948

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Loss Component of OTTI Loss	2011	2010	2011	2010
(in thousands)
Balance, beginning of period	$511,527	$385,226	$424,073	$319,113
Additions:
Credit losses on securities on which OTTI was not previously recognized	138	92	138	5,643
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	173	15,528	88,157	76,423
Total additional credit losses recognized in period noted	311	15,620	88,295	82,066
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(467)	(605)	(997)	(938)
Balance, end of period	$511,371	$400,241	$511,371	$400,241

*	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of September 30, 2011:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of September 30, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of September 30, 2011, all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.18% to 8.22% as of September 30, 2011 and 0.22% to 8.22% as of December 31, 2010. Interest rates on our AHP advances were 5.00% as of September 30, 2011 and December 31, 2010.
The following table summarizes our advances outstanding as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$5,329,513	1.12	$4,993,789	1.25
Due after one year through two years	1,025,260	2.61	3,027,371	1.75
Due after two years through three years	457,270	2.88	1,218,938	2.86
Due after three years through four years	713,394	3.32	308,891	3.50
Due after four years through five years	1,352,824	3.99	962,363	3.58
Thereafter	1,690,156	4.16	2,476,850	4.33
Total par value	10,568,417	2.34	12,988,202	2.33
Commitment fees	(514)		(573)
Discount on AHP advances	(4)		(9)
Premium on advances	2,293		28,480
Discount on advances	(8,416)		(5,360)
Hedging adjustments	409,859		344,702
Total	$10,971,635		$13,355,442

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of September 30, 2011 and December 31, 2010, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $2.5 billion and $3.2 billion as of September 30, 2011 and December 31, 2010. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of September 30, 2011. We had $175.0 million variable-to-fixed interest-rate advances outstanding that had not converted to a fixed interest rate as of December 31, 2010.

The following table summarizes our advances by next put/convert date as of September 30, 2011 and December 31, 2010.

	As of	As of
Advances by Next Put/Convert Date	September 30, 2011	December 31, 2010
(in thousands)
Due in one year or less	$7,187,529	$7,214,305
Due after one year through two years	1,114,760	2,971,871
Due after two years through three years	602,270	1,426,438
Due after three years through four years	606,894	268,891
Due after four years through five years	693,807	390,863
Thereafter	363,157	715,834
Total par value	$10,568,417	$12,988,202

The following table summarizes our advances by interest-rate payment terms as of September 30, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	September 30, 2011	December 31, 2010
(in thousands)
Fixed:
Due in one year or less	$4,891,235	$4,270,407
Due after one year	4,909,568	6,783,078
Total fixed-rate	9,800,803	11,053,485
Variable:
Due in one year or less	438,278	723,382
Due after one year	329,336	1,211,335
Total variable	767,614	1,934,717
Total par value	$10,568,417	$12,988,202

As of September 30, 2011 and December 31, 2010, 74.1% and 76.4% of our fixed interest-rate advances were swapped to a variable interest rate.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2011, our top five borrowers by holding company held 69.8% of the par value of our outstanding advances, with the top two borrowers holding 55.0% (Bank of America Corporation with 36.5% and Washington Federal, Inc. with 18.5%) and the other three borrowers each holding less than 10%. As of September 30, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 24 months. As of December 31, 2010, the top five borrowers by holding company held 64.7% of the par value of our outstanding advances, with the top two borrowers holding 45.8% (Bank of America Corporation with 31.6% and Washington Federal, Inc. with 14.2%) and the other three borrowers each holding less than 10%. As of December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 25 months.
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
Pursuant to the Consent Arrangement, we are implementing a plan for increasing advances as a percentage of the Seattle Bank's total assets and are remediating issues relating to our collateral and credit-risk management policies. For example, effective May 23, 2011, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. For further discussion of the Consent Arrangement, see Notes 2 and 11.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of income. Gross advance prepayment fees received from members were $42.8 million and $46.3 million for the three and nine months ended September 30, 2011, compared to $8.7 million and $47.7 million for the same periods in 2010.

Note 7—Mortgage Loans
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. On July 26, 2011, we sold $1.3 billion of mortgage loans and recorded a gain of $73.9 million. We have no current plans to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio as of September 30, 2011 and December 31, 2010.

	As of	As of
Mortgage Loans	September 30, 2011	December 31, 2010
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$83,957	$407,176
Fixed interest-rate, long-term*, single-family	1,356,331	2,801,124
Total loan principal	1,440,288	3,208,300
Premiums	6,883	24,648
Discounts	(5,243)	(22,200)
Mortgage loans, before allowance for credit losses	1,441,928	3,210,748
Less: Allowance for credit losses on mortgage loans	(3,193)	(1,794)
Total mortgage loans, net	$1,438,735	$3,208,954

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans	September 30, 2011	December 31, 2010
(in thousands)
Government-guaranteed/insured	$124,140	$141,499
Conventional	1,316,148	3,066,801
Total loan principal	$1,440,288	$3,208,300

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
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance Co. will only be paying out 50% of the claim amounts with the remaining claim being deferred until the company is liquidated. As of September 30, 2011, PMI Mortgage Insurance Co. provides primary mortgage insurance on $5.1 million of our conventional mortgage loans, of which $893,000 are 90 days or more past due. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.
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
As of September 30, 2011 and December 31, 2010, approximately 76% and 87% of our outstanding mortgage loans had been purchased from JPMorgan Chase, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.).
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

Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. In recent years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a number of borrowers from blanket collateral arrangements to physical possession collateral arrangements. This type of arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. Historically, to determine the collateral value, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market-value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. In addition, for collateral pledged by a member who is in a weakened financial condition and deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of September 30, 2011 and December 31, 2010, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions.
As of September 30, 2011 and December 31, 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the three and nine months ended September 30, 2011 and 2010.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of September 30, 2011 and December 31, 2010. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of September 30, 2011 and December 31, 2010, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.
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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and nine months ended September 30, 2011 and 2010, as well as the unpaid principal balance of such loans collectively evaluated for impairment as of September 30, 2011. We had no loans individually assessed for impairment as of September 30, 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Allowance for Credit Losses	2011	2010	2011	2010
(in thousands)
Balance, beginning of period	$1,794	$1,794	$1,794	$626
Provision for credit losses	1,399	—	1,399	1,168
Balance, end of period	$3,193	$1,794	$3,193	$1,794
Ending balance, collectively evaluated for impairment	$3,193		$3,193
Recorded investments of mortgage loans, end of period *:
Collectively evaluated for impairment	$1,323,118		$1,323,118

*
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011			As of December 31, 2010
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$30,279	$14,739	$45,018	$32,238	$18,015	$50,253
Past due 60-89 days delinquent and not in foreclosure	9,005	5,119	14,124	12,403	7,092	19,495
Past due 90 days or more delinquent	53,469	18,467	71,936	42,522	24,229	66,751
Total past due	92,753	38,325	131,078	87,163	49,336	136,499
Total current loans	1,230,365	86,955	1,317,320	2,994,417	93,959	3,088,376
Total mortgage loans	$1,323,118	$125,280	$1,448,398	$3,081,580	$143,295	$3,224,875
Accrued interest - mortgage loans	$5,836	$580	$6,416	$13,466	$661	$14,127
Other delinquency statistics:
In process of foreclosure included above (2)	$43,010	None	$43,010	$32,491	None	$32,491
Serious delinquency rate (3)	4.0%	14.7%	5.0%	1.4%	16.9%	2.1%
Past due 90 days or more still accruing interest (4)	$31,661	$18,467	$50,128	$34,788	$24,229	$59,017
Loans on non-accrual status (5)	$21,425	None	$21,425	$7,734	None	$7,734
REO	$2,610	None	$2,610	$1,238	None	$1,238

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)	Includes mortgage loans where the decision of foreclosure has been reported.
(3)
Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class. The increase in serious delinquency rate as of September 30, 2011 compared to December 31, 2010 is primarily due to a modest increase in serious delinquencies on our conventional mortgage loans held for portfolio reflected as a percentage of our post-sale mortgage loan portfolio balance.

(4)	Generally represents government-guaranteed mortgage loans.
(5)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of September 30, 2011 and December 31, 2010 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of September 30, 2011 and December 31, 2010.

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
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment or (2) in asset/liability management as either an economic or intermediary hedge.
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
We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets and liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We typically use regression analysis to assess the effectiveness of our hedges.
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

The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of September 30, 2011 and December 31, 2010.

	As of	As of
Credit Risk Exposure	September 30, 2011	December 31, 2010
(in thousands)
Total net exposure at fair value (1)	$85,792	$27,055
Less: Cash collateral held	32,032	14,042
Positive exposure after cash collateral	53,760	13,013
Less: Other collateral (2)	37,962	—
Exposure, net of collateral	$15,798	$13,013

(1)	Includes net accrued interest receivable of $35.3 million and $34.3 million as of September 30, 2011 and December 31, 2010.
(2)	U.S. Treasury securities

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair values of all derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2011 and December 31, 2010 was $234.4 million and $351.2 million, for which we posted collateral of $83.7 million and $98.4 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $80.2 million and $120.1 million of collateral to our derivative counterparties as of September 30, 2011 and December 31, 2010.
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook. The S&P rating downgrade did not impact our collateral delivery requirements because the Seattle Bank was already rated "AA+."
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

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2011 and December 31, 2010. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,722,473	$378,981	$528,495
Interest-rate caps or floors	10,000	64	—
Total derivatives designated as hedging instruments	31,732,473	379,045	528,495
Derivatives not designated as hedging instruments:
Interest-rate swaps	105,000	824	—
Total derivatives not designated as hedging instruments	105,000	824	—
Total derivatives before netting and collateral adjustments:	$31,837,473	379,869	528,495
Netting adjustments *		(294,077)	(294,077)
Cash collateral and related accrued interest		(32,032)	(83,698)
Total netting and collateral adjustments		(326,109)	(377,775)
Derivative assets and derivative liabilities as reported on the statement of condition		$53,760	$150,720

	As of December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,763,544	$226,753	$551,108
Interest-rate caps or floors	20,000	267	—
Total derivatives designated as hedging instruments	34,783,544	227,020	551,108
Derivatives not designated as hedging instruments:
Interest-rate swaps	53,500	563	657
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	253,500	563	657
Total derivatives before netting and collateral adjustments:	$35,037,044	227,583	551,765
Netting adjustments *		(200,528)	(200,528)
Cash collateral and related accrued interest		(14,042)	(97,577)
Total netting and collateral adjustments		(214,570)	(298,105)
Derivative assets and derivative liabilities as reported on the statement of condition		$13,013	$253,660

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
The fair values of bifurcated derivatives relating to $105.0 million and $53.5 million of range consolidated obligation bonds as of September 30, 2011 and December 31, 2010 were net liabilities of $203,000 and $220,000 and are included in the carrying value of the bonds on our statements of condition and are not reflected in the tables above.

The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2011	2010	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$32,230	$6,238	$62,974	$25,690
Total net gain related to fair value hedge ineffectiveness	32,230	6,238	62,974	25,690
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	17	(2)	17	15
Interest-rate caps or floors	—	—	—	(47)
Net interest settlements	1,185	1,909	4,896	9,629
Total net gain related to derivatives not designated as hedging instruments	1,202	1,907	4,913	9,597
Net gain on derivatives and hedging activities	$33,432	$8,145	$67,887	$35,287
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(17,200)	$17,812	$612	$(42,341)
AFS securities (3)	7,475	3,279	10,754	(17,617)
Consolidated obligation bonds	190,413	(169,532)	20,881	61,886
Consolidated obligation discount notes	(188)	171	(17)	100
Total	$180,500	$(148,270)	$32,230	$2,028

	For the Three Months Ended September 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(30,168)	$31,377	$1,209	$(54,706)
AFS securities (3)	(9,658)	13,529	3,871	(7,283)
Consolidated obligation bonds	109,766	(108,314)	1,452	56,183
Consolidated obligation discount notes	1,289	(1,583)	(294)	542
Total	$71,229	$(64,991)	$6,238	$(5,264)

	For the Nine Months Ended September 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(9,891)	$8,880	$(1,011)	$(125,433)
AFS securities (3)	26,659	9,589	36,248	(52,639)
Consolidated obligation bonds	254,169	(226,464)	27,705	185,162
Consolidated obligation discount notes	(960)	992	32	923
Total	$269,977	$(207,003)	$62,974	$8,013

	For the Nine Months Ended September 30, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(61,236)	$59,839	$(1,397)	$(196,299)
AFS securities (3)	(15,924)	20,022	4,098	(8,775)
Consolidated obligation bonds	350,285	(327,379)	22,906	193,525
Consolidated obligation discount notes	(1,267)	1,350	83	3,234
Total	$271,858	$(246,168)	$25,690	$(8,315)

(1)	These amounts are reported in other income (loss).
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of income and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three and nine months ended September 30, 2011, we recorded gains of $10.8 million and $36.3 million in "gain on derivatives and hedging activities" which were substantially offset by premium amortization of $12.5 million and $37.5 million recorded in "interest income."

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2011 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $696.6 billion and $796.4 billion as of September 30, 2011 and December 31, 2010.
The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,642,550	0.75	$15,713,795	0.64
Due after one year through two years	3,135,225	2.32	3,384,000	2.24
Due after two years through three years	2,819,500	2.70	3,562,000	2.24
Due after three years through four years	1,345,500	1.75	2,197,500	3.20
Due after four years through five years	1,456,160	2.19	2,615,160	1.61
Thereafter	3,712,610	4.09	4,830,110	3.94
Total par value	24,111,545	1.84	32,302,565	1.73
Premiums	6,350		8,614
Discounts	(16,913)		(20,528)
Hedging adjustments	373,668		188,564
Total	$24,474,650		$32,479,215

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of September 30, 2011 and December 31, 2010, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $988.0 million and original net discount of $18.4 million. We transferred no consolidated obligation bonds to other FHLBanks for the nine months ended September 30, 2011 or in 2010.
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
Our consolidated obligation bonds outstanding consisted of the following as of September 30, 2011 and December 31, 2010.

	As of	As of
Par Value of Consolidated Obligation Bonds	September 30, 2011	December 31, 2010
(in thousands)
Non-callable	$15,180,320	$21,156,565
Callable	8,931,225	11,146,000
Total par value	$24,111,545	$32,302,565

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of September 30, 2011 and December 31, 2010.

	As of	As of
Term-to-Maturity or Next Call Date	September 30, 2011	December 31, 2010
(in thousands)
Due in one year or less	$17,988,775	$23,229,795
Due after one year through two years	2,294,000	3,779,000
Due after two years through three years	1,334,500	1,847,000
Due after three years through four years	420,500	952,500
Due after four years through five years	266,160	430,160
Thereafter	1,807,610	2,064,110
Total par value	$24,111,545	$32,302,565

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate coupon payment terms, may also have broad terms regarding either principal repayment or coupon payment terms (e.g., callable bonds that we may redeem, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings).
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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of September 30, 2011 and December 31, 2010.

	As of	As of
Interest-Rate Payment Terms	September 30, 2011	December 31, 2010
(in thousands, except percentages)
Fixed	$19,151,545	$23,431,565
Step-up	3,455,000	4,380,000
Variable	1,250,000	4,250,000
Capped variable	200,000	200,000
Range	55,000	41,000
Total par value	$24,111,545	$32,302,565

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
As of September 30, 2011 and December 31, 2010, 84.8% and 94.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate and 3.7% and 0.5% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of September 30, 2011 and December 31, 2010.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of September 30, 2011	$12,838,149	$12,839,214	0.04
As of December 31, 2010	$11,596,307	$11,597,293	0.16

*	Represents an implied rate.

As of September 30, 2011 and December 31, 2010, 5.8% and 4.1% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable interest rate.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" were $6.1 million and $9.6 million as of September 30, 2011 and December 31, 2010. The amortization of such concessions is included in consolidated obligation interest expense and totaled $1.1 million and $2.9 million for the three and nine months ended September 30, 2011, compared to $1.2 million and $3.8 million for the same periods in 2010.

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
September 30, 2011	$158,864	$2,640,699
December 31, 2010	$158,864	$2,639,172

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

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	160	—	—
Existing member capital stock purchases	—	1,367	—	2,165
Total capital stock purchases	—	1,527	—	2,165
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	6,042	—	2,593
Rescissions of redemption requests	755	—	—	660
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(1,746)	(27,365)	(5,367)	(25,434)
Redemption requests past redemption date	(5,657)	(8,729)	(697)	(29,498)
Net transfers to mandatorily redeemable capital stock	(6,648)	(30,052)	(6,064)	(51,679)
Balance, end of period	$119,806	$1,621,170	$126,454	$1,667,635

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
Total Capital Stock Purchase Requirements
Members are required to hold capital stock equal to the greater of:

•	$500 or 0.50% of the member's home mortgage loans and mortgage loan pass-through securities (membership stock requirement); or

•
The sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock requirement).

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. For the nine months ended September 30, 2011 and throughout 2010, the member activity stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s Capital Plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.

Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of September 30, 2011, we had excess capital stock of $2.1 billion, or 5.1%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,854,417	$2,784,784	$1,981,453	$2,712,568
Total capital-to-assets ratio	4.00%	7.29%	4.00%	6.08%
Total regulatory capital	$1,615,446	$2,943,648	$1,888,319	$2,871,432
Leverage capital-to-assets ratio	5.00%	10.74%	5.00%	8.96%
Leverage capital	$2,019,307	$4,336,040	$2,360,399	$4,227,716

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
Capital Concentration
As of September 30, 2011 and December 31, 2010, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, or after voluntary redemption requests have reached the statutory redemption date. Excess capital stock subject to a written request for redemption generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive, as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock to mandatorily redeemable capital stock. All stock redemptions are subject to restrictions set forth in the FHLBank Act, Finance Agency regulations, our Capital Plan, and applicable resolutions, if any, adopted by our Board.
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of income. We recorded no interest expense on mandatorily redeemable capital stock for the nine months ended September 30, 2011 or 2010 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows. As of September 30, 2011 and 2010, we had $1.0 billion and $971.9 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of September 30, 2011 and 2010, we had $39.1 million and $32.4 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 82 and 60 as of September 30, 2011 and December 31, 2010.

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
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2011. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval.

	As of September 30, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,746	$16,945
One year through two years	—	7,012
Two years through three years	—	693,684
Three years through four years	—	21,044
Four years through five years	—	82,994
Past contractual redemption date due to remaining activity (1)	558	23,400
Past contractual redemption date due to regulatory action (2)	36,754	174,450
Total	$39,058	$1,019,529

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Year of redemption assumes payments of advances and mortgage loans at final maturity.

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
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of September 30, 2011 and December 31, 2010, 19 and 43 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements.

The following table shows the amount of outstanding Class B capital stock voluntary redemption requests by year of scheduled redemption as of September 30, 2011. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption period, as applicable, or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. We had no Class A capital stock voluntary redemptions outstanding as of September 30, 2011.

As of September 30, 2011
Capital Stock - Voluntary Redemptions by Date	Class B Capital Stock
(in thousands)
Less than one year	$65,871
One year through two years	49,097
Two years through three years	22,785
Three years through four years	19,793
Four years through five years	2,356
Total	$159,902
Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the nine months ended September 30, 2011 and 2010.

Accumulated Other Comprehensive Loss	Benefit Plans	HTM Securities	AFS Securities	Total
(in thousands)
Balance, December 31, 2009	$(3,098)	$(209,292)	$(696,426)	$(908,816)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	3,592	3,592
Other-than temporarily impaired PLMBS:
Non-credit portion	—	(203,242)	—	(203,242)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	227,778	(227,778)	—
Reclassification of non-credit portion into income	—	9,002	68,794	77,796
Accretion of non-credit portion	—	34,885	—	34,885
Unrealized changes in fair value	—	—	225,286	225,286
Pension benefits	182	—	—	182
Net change in AOCL	182	68,423	69,894	138,499
Balance, September 30, 2010	$(2,916)	$(140,869)	$(626,532)	$(770,317)
Balance, December 31, 2010	$(880)	$(70,533)	$(595,493)	$(666,906)
Non-PLMBS:
Unrealized gain on AFS securities	—	—	15,953	15,953
Other-than-temporarily impaired PLMBS:
Non-credit portion	—	(7,150)	—	(7,150)
Reclassification of non-credit portion on securities transferred from HTM to AFS	—	4,790	(4,790)	—
Reclassification of non-credit portion into income	—	547	87,405	87,952
Accretion of non-credit portion	—	10,456	—	10,456
Unrealized changes in fair value	—	—	30,352	30,352
Pension benefits	44	—	—	44
Net change in AOCL	44	8,643	128,920	137,607
Balance, September 30, 2011	$(836)	$(61,890)	$(466,573)	$(529,299)

Joint Capital Enhancement Agreement and Amendment
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Because each FHLBank has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. Each FHLBank, including the Seattle Bank, subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20% of its net income to a separate restricted retained earnings account. In compliance with our Capital Plan, amended August 5, 2011, to reflect the FHLBanks' Capital Agreement, we allocated $22.2 million of our third quarter 2011 net income to restricted retained earnings and $88.8 million to unrestricted retained earnings in third quarter 2011.
See Note 17 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for more information on the Capital Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2011	2010	2011	2010
(in thousands)
Service cost	$65	$28	$195	$233
Interest cost	44	22	132	227
Amortization of prior service cost	16	61	48	195
Amortization of net gain	(1)	(72)	(3)	(72)
Total	$124	$39	$372	$583

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of September 30, 2011 and December 31, 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
The following table summarizes the carrying value and fair values of our financial instruments as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$1,161	$1,161	$1,181	$1,181
Deposit with other FHLBanks	82	82	9	9
Securities purchased under agreements to resell	3,300,000	3,300,000	4,750,000	4,750,000
Federal funds sold	6,461,400	6,461,497	6,569,152	6,569,165
AFS securities	11,221,730	11,221,730	12,717,669	12,717,669
HTM securities	6,833,463	6,808,808	6,462,215	6,403,552
Advances	10,971,635	11,089,145	13,355,442	13,446,495
Mortgage loans held for portfolio, net	1,438,735	1,478,280	3,208,954	3,410,897
Accrued interest receivable	74,017	74,017	86,356	86,356
Derivative assets	53,760	53,760	13,013	13,013
REFCORP deferred asset	—	—	14,552	14,552
Financial liabilities:
Deposits	(365,241)	(365,244)	(502,787)	(502,784)
Consolidated obligations, net:
Discount notes	(12,838,149)	(12,838,087)	(11,596,307)	(11,595,831)
Bonds	(24,474,650)	(24,879,603)	(32,479,215)	(32,799,998)
Mandatorily redeemable capital stock	(1,058,587)	(1,058,587)	(1,021,887)	(1,021,887)
Accrued interest payable	(94,304)	(94,304)	(129,472)	(129,472)
AHP payable	(11,794)	(11,794)	(5,042)	(5,042)
Derivative liabilities	(150,720)	(150,720)	(253,660)	(253,660)
Other:
Commitments to extend credit for advances	(514)	(514)	(573)	(573)
Commitments to issue consolidated obligations	—	6,146	—	585

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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three and nine months ended September 30, 2011.
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during 2011. See Note 19 in our 2010 Audited Financial Statements in our 2010 annual report on Form 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. We establish a price for each of our MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2011, four vendor prices were received for substantially all of our MBS investments, and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for PLMBS, the recurring and non-recurring fair value measurements for such securities as of September 30, 2011 fell within Level 3 of the fair value hierarchy.
Mortgage Loans Held for Portfolio
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of our July 2011 sale of mortgage loans, we have incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to current GSE underwriting standards, and delivery costs.

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,330,948	$—	$—	$1,330,948	$—
TLGP securities	6,281,104	—	6,281,104	—	—
GSE obligations	3,609,678	—	3,609,678	—	—
Derivative assets (interest-rate related)	53,760	—	379,869	—	(326,109)
Other assets (rabbi trust)	2,158	2,158	—	—	—
Total assets at fair value	$11,277,648	$2,158	$10,270,651	$1,330,948	$(326,109)
Derivative liabilities (interest-rate related)	$(150,720)	$—	$(528,495)	$—	$377,775
Total liabilities at fair value	$(150,720)	$—	$(528,495)	$—	$377,775

	As of December 31, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,469,055	$—	$—	$1,469,055	$—
TLGP securities	6,398,778	—	6,398,778	—	—
GSE obligations	4,849,836	—	4,849,836	—	—
Derivative assets (interest-rate related)	13,013	—	227,583	—	(214,570)
Other assets (rabbi trust)	297	297	—	—	—
Total assets at fair value	$12,730,979	$297	$11,476,197	$1,469,055	$(214,570)
Derivative liabilities (interest-rate related)	$(253,660)	$—	$(551,765)	$—	$298,105
Total liabilities at fair value	$(253,660)	$—	$(551,765)	$—	$298,105

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010.

	AFS PLMBS
	For the Nine Months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2011	2010
(in thousands)
Balance, beginning of period	$1,469,055	$976,870
Transfers from HTM to AFS securities	8,724	334,125
OTTI credit loss recognized in earnings	(87,405)	(68,894)
Unrealized gains in AOCL	117,186	279,933
Settlements	(176,612)	(155,848)
Balance, end of period	$1,330,948	$1,366,186

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of September 30, 2011 and December 31, 2010. The HTM securities shown in the tables below had carrying values prior to impairment of $107.9 million and $8.4 million as of September 30, 2011 and December 31, 2010. The tables exclude impaired securities where the carrying value is less than fair value as of September 30, 2011 and December 31, 2010. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$102,095	$—	$102,095
REO	2,610	2,610	—
Total assets at fair value	$104,705	$2,610	$102,095

	As of December 31, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$8,012	$—	$8,012
REO	1,238	1,238	—
Total assets at fair value	$9,250	$1,238	$8,012

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

The following tables set forth significant outstanding balances as of September 30, 2011 and December 31, 2010, and the income effect for the three and nine months ended September 30, 2011 and 2010, on related party transactions.

	As of	As of
Balances with Related Parties	September 30, 2011	December 31, 2010
(in thousands)
Assets:
Securities purchased under agreements to resell	$300,000	$—
Federal funds sold	—	144,000
AFS securities	2,931,367	2,986,545
HTM securities	279,598	384,255
Advances (par value)	4,082,821	4,465,420
Mortgage loans held for portfolio	1,102,028	2,806,165
Liabilities and Capital:
Deposits	6,016	6,561
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,846	725,422
Class A capital stock	2,003	4,784
AOCL - non-credit OTTI	(205,692)	(268,577)
Other:
Notional amount of derivatives	6,247,180	8,083,705

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income and Expense with Related Parties	2011	2010	2011	2010
(in thousands)
Income:
Advances, net *	$84	$6,064	$3,390	$21,982
Securities purchased under agreements to resell	16	493	47	2,221
Federal funds sold	—	188	39	361
AFS securities	4,015	4,376	12,790	9,582
HTM securities	1,561	3,440	5,481	11,966
Mortgage loans held for portfolio	14,737	41,820	80,489	128,457
Mortgage loans held for sale	4,792	—	4,792	—
Net OTTI credit loss	—	(2,788)	(51,824)	(41,045)
Total	$25,205	$53,593	$55,204	$133,524
Expense:
Deposits	$—	$6	$2	$11
Total	$—	$6	$2	$11

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the three and nine months ended September 30, 2011 totaling $11.0 million and $28.5 million, and during the same periods in 2010 totaling $110.0 million and $275.0 million, in loans to other FHLBanks with maturities ranging from one to three days. Interest earned on these short-term loans was not material.
In addition, as of September 30, 2011 and December 31, 2010, we had $82,000 and $9,000 on deposit with the FHLBank of Chicago for shared Federal Home Loan Bank System (FHLBank System) expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of September 30, 2011 and December 31, 2010.

	As of			As of
	September 30, 2011			December 31, 2010
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$537,021	$15,129	$552,150	$678,746
Commitments for standby bond purchases (principal)	—	—	—	44,735
Unsettled consolidated obligation bonds, at par (2)	1,275,000	—	1,275,000	347,500
Total	$1,812,021	$15,129	$1,827,150	$1,070,981

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $18.0 million as of September 30, 2011 and December 31, 2010.
(2)	As of September 30, 2011 and December 31, 2010, $1.0 billion and $147.5 million were hedged with interest-rate swaps.

As of September 30, 2011, we had unsettled interest-exchange agreements with a notional amount of $1.0 billion.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit, including related commitments, range from 23 days to 9.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $150,000 and $261,000 as of September 30, 2011 and December 31, 2010. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.

Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree to purchase and hold an authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. As of September 30, 2011, we had no standby bond purchase agreements outstanding and do not anticipate entering into further agreements. As of December 31, 2010, standby bond purchase agreements outstanding totaled $44.7 million.
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

•
adverse changes in credit quality or market prices, home price declines or increases that exceed or fall short of our expectations, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) charges or capital deficiencies;

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform, centralized derivatives clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

•
changes in global, national, and local economic conditions that could impact financial and credit markets, including possible European debt restructurings or defaults, unemployment levels, inflation, or deflation;

•	rating agency actions affecting the Seattle Bank, the Federal Home Loan Bank System (FHLBank System), or U.S. debt issuances;

•
adverse changes in investor demand for consolidated obligations or increased competition from other GSEs, including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities;

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

•
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions affecting the Seattle Bank or another FHLBank that could result in member or nonmember shareholders recording impairment charges on their Seattle Bank capital stock;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, operational, credit, and collateral risk management, information technology initiatives, and internal controls;

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

•
significant or rapid changes in market conditions, including fluctuations in interest rates, shifts in yield curves, and widening of spreads on mortgage-related assets relative to other financial instruments or our failure to effectively hedge these assets;

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
Overview
This discussion and analysis reviews our financial condition as of September 30, 2011 and December 31, 2010 and our results of operations for the three and nine months ended September 30, 2011 and 2010. It should be read in conjunction with our financial statements and condensed notes for the three and nine months ended September 30, 2011 and 2010 included in “Part I. Item 1. Financial Statements" in this report. Our financial condition as of September 30, 2011 and our results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2011 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like the other FHLBanks, our primary business activity is providing advances to members and eligible non-shareholder housing associates. We also work with our members and other entities to support affordable housing and community economic development by providing direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need.
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
Financial Condition and Results - Third Quarter 2011 Highlights
The U.S. and global economic recovery slowed during third quarter 2011 as a result of, among other things, a continued weak business climate, persistent high unemployment, fears of a double dip recession, and concerns over possible U.S. and European sovereign debt defaults. The U.S. Congress raised the U.S. government's debt limit in early August 2011, averting a possible default on the nation's debt obligations. However, shortly thereafter, Standard & Poor's Rating Services (S&P) lowered its long-term sovereign credit rating of U.S. debt obligations and of those of a number of GSEs, including the FHLBank System and its long-term debt, from "AAA" to "AA+" with a negative outlook. Concerns over exposure to the debt of weaker European countries increased the volatility of the U.S. and global credit markets during the second and third quarters of 2011. In response, the Federal Reserve announced in August 2011 that it would hold the federal funds rate near zero until at least mid-2013 and, in September 2011, announced "Operation Twist," its plan to purchase longer-dated assets and sell shorter-dated assets. This program is expected to place additional downward pressure on interest rates, especially longer-term interest rates.

During third quarter 2011, the housing market continued to deteriorate, with many areas in the U.S. experiencing declines in housing prices. This, in combination with large inventories of unsold properties, current and forecasted borrower defaults and mortgage foreclosures, and mortgage servicing issues that stalled foreclosures and liquidations, continued to negatively impact the credit quality of PLMBS and contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank.
While some Seattle Bank members have experienced improved capital levels and earnings over the past 12 months, many continue to struggle with weak earnings or losses and high levels of non-performing assets. In an effort to strengthen their capital positions, many institutions have reduced their asset levels, which, along with continued high levels of retail customer deposits and weak loan demand, has reduced demand for wholesale funding, including FHLBank advances. Although we continue to attract new members and make advances, additional mergers, acquisitions, or closures among our membership could further negatively impact our advance volumes.
As of September 30, 2011, we had total assets of $40.4 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $144.1 million, compared to total assets of $47.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $73.4 million as of December 31, 2010. Our outstanding advances declined to $11.0 billion as of September 30, 2011, from $13.4 billion as of December 31, 2010, primarily due to continued reduced advance demand and maturing advances. As of September 30, 2011, our investments declined to $27.8 billion, from $30.5 billion as of December 31, 2010, as we began implementing plans to increase advances as a percentage of total assets. Retained earnings as of September 30, 2011 increased from that of December 31, 2010 due to our 2011 net income.
We recorded net income of $111.0 million and $70.7 million for the three and nine months ended September 30, 2011, increases of $101.3 million and $46.8 million from net income of $9.7 million and $23.9 million for the same periods in 2010. The increases in net income were primarily due to a gain on the sale of mortgage loans and significantly lower credit-related charges on PLMBS classified as other-than-temporarily impaired in third quarter 2011.
Net interest income totaled $33.5 million and $77.9 million for the three and nine months ended September 30, 2011, compared to $41.9 million and $132.1 million for the same periods in 2010. While favorably impacted by lower funding costs, net interest income was adversely affected by reduced advance demand, lower returns on short-term and variable interest-rate investments, and a lower balance of mortgage loans. Including the effect of interest-rate swaps associated with derivatives hedging certain of our available-for-sale (AFS) securities, adjusted net interest income (a non-GAAP measure) was $44.3 million and $114.2 million for the three and nine months ended September 30, 2011, compared to $45.7 million and $136.2 million for the same periods in 2010. See "—Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010—Net Interest Income—Non-GAAP Measure - Adjusted Net Interest Income" for a detailed discussion of this non-GAAP measure.
We recorded $311,000 and $88.3 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2011 and $15.6 million and $82.1 million of such credit losses for the same periods in 2010. The additional credit losses resulted from changes in assumptions regarding future housing prices, loss severities, and timing of defaults on mortgage loans underlying our PLMBS. Non-credit OTTI losses are recorded in accumulated other comprehensive loss (AOCL) on our statements of condition. As of September 30, 2011, AOCL improved to $529.3 million, from $666.9 million as of December 31, 2010, primarily as a result of increases in the fair values of AFS securities classified as other-than-temporarily impaired and recognition in income of OTTI previously classified as non-credit related. See “—Financial Condition as of September 30, 2011 and December 31, 2010—Investments—Credit Risk—OTTI Assessment ,” Notes 5 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for more information.
In July 2011, we sold $1.3 billion of mortgage loans, resulting in a gain of $73.9 million, which is recorded in other income. We used the proceeds from this sale to purchase agency mortgage backed securities (MBS). No similar activity occurred in 2010.

During the first nine months of 2011, we continued to fulfill our mission of providing liquidity and funding for our members and their communities. In addition to a variety of other measures, we track our progress in achieving our business goals using the following key metrics:

•	Market value of equity (MVE) to par value of capital stock (PVCS) ratio. As of September 30, 2011, our MVE to PVCS ratio increased to 76.7% from 75.7% as of December 31, 2010.

•	Retained earnings. As of September 30, 2011, our retained earnings increased to $144.1 million, from $73.4 million as of December 31, 2010 due to 2011 net income.

•
Return on PVCS vs. federal funds. Our annualized return on PVCS for the nine months ended September 30, 2011 was 3.38%, compared to 1.14% for the same period in 2010. The average federal funds effective rate for the nine months ended September 30, 2011 was 0.11%, compared to 0.17% for the same period in 2010.

Since March 2009, we have been unable to return excess capital to our members through capital stock redemptions or repurchases or make dividend payments. We are also restricted from increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval. As such, we have focused on maintaining our asset levels to ensure adequate liquidity to fund member advances and provide capacity to generate a return on invested capital.
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
As we work through a difficult economic climate, we are strategically executing on opportunities to strengthen our balance sheet and minimize our financial and other risks. For example, our sale of mortgage loans in July 2011 significantly improved our retained earnings and enabled the monetization of market-value gains that would have been at risk in a rising interest-rate environment.
Consent Arrangement
In October 2010, we entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement, among other things, constitutes our capital restoration plan and fulfills the Finance Agency's April 19, 2010 request of the bank for a business plan. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (defined as the period commencing on the date of the Consent Order and continuing through the August 11, 2011 filing of our second quarter 2011 report on Form 10-Q with the Securities and Exchange Commission (SEC)), and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in a position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.

The Consent Arrangement also requires us to meet certain minimum financial metrics by the end of the Stabilization Period and maintain them for each quarter-end thereafter. These financial metrics relate to our retained earnings, AOCL, and MVE to PVCS ratio, the results of which through the nine months of 2011 were noted above. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end during the Stabilization Period and as of the quarter ended September 30, 2011. In addition, we have continued taking the specific actions noted in the Consent Arrangement, and we are working to meet the agreed-upon milestones and timelines for developing and implementing plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification and return to normal operations, and we are fully committed to addressing these requirements. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to develop and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics during the post-Stabilization Period or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully develop and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the prompt corrective action (PCA) provisions or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and ,as such, restricted from redeeming or repurchasing capital stock without Finance Agency approval.

Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks continues to change as financial regulators issue, among other things, proposed and final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, and Congress begins to debate proposals for housing finance and GSE reform.
Dodd-Frank Act
The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks are exempt from several notable provisions of the Dodd-Frank Act, as discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our annual report on Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, and obligations, and the environment in which the FHLBanks, including the Seattle Bank, carry out their housing finance mission. Certain regulatory actions occurring in the third quarter 2011 resulting from the Dodd-Frank Act may have an important impact on the Seattle Bank, including as summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.
Mandatory Clearing of Derivatives Transactions
The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process it will use to determine the types of swaps that will be subject to mandatory clearing, but it has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap must be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap must be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, each FHLBank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until third quarter 2012, at the earliest.
Collateral Requirements for Cleared Swaps
Cleared trades will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades may make derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members and additional documentation with our swap counterparties.
The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule, the CTFC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. This commingling would put our collateral at risk in the event of a default by another customer of our clearing member. We may be adversely affected to the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure.
Definition of Certain Terms under New Derivatives Requirements
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a major swap participant, although this remains a possibility. Also, based on the definitions in the proposed rules, it appears unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest-rate risk, which constitute a large majority of our derivative transactions.

It is also unclear how the final rule will treat call and put optionality in certain advances to our members. The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will or will not be regulated as "swaps." Although it is unlikely that advances transactions between the Seattle Bank and our members will be treated as "swaps," the proposed rule and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advances products to members if those transactions would require the Seattle Bank to register as a swap dealer. Designation as a swap dealer would subject the Seattle Bank to significant additional regulation and cost, including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. If we are designated as a swap dealer as a result of our advances activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such a limited designation, our hedging activities would not be subject to the full requirements generally imposed on traditional swap dealers.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds should we be classified as a “low-risk financial end user.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions we enter into, making uncleared trades more costly.
The CFTC has issued a proposed rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Under the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until: (1) certain other rules being promulgated under the Dodd-Frank Act take effect, and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. Similar to the proposed rules for cleared swaps, each FHLBank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until third quarter 2012, at the earliest.
Temporary Exemption from Certain Provisions
Although certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant," and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term, and (2) December 31, 2011. The CTFC recently proposed an amendment to this order that would extend the exemptions contained in the order until the earlier of: (i) the effective date of the applicable final rules further defining the relevant terms, and (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Seattle Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during fourth quarter 2011 or first quarter 2012, but it is not expected that such final regulations will become effective until first or second quarter 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Finance Agency Regulatory Actions
Final Rules
Home Affordable Refinance Program (HARP) Changes
The Finance Agency, with Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the Enterprises), have announced a series of changes to the HARP in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed interest-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If the program results in a significant number of prepayments on mortgage loans underlying our investments in agency MBS, such investments will be paid off in advance of our expectations subjecting the bank to associated reinvestment risk. Accordingly, our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result of the program.
Conservatorship/Receivership Regulation
On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (e.g., the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained that its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.
Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with the FHLBank are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with the FHLBank.

•
An FHLBank's claim for repayment/reimbursement in regard to making payment on any consolidated obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions.

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and that such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Proposed Rules
Prudential Management Standards
On June 20, 2011, the Finance Agency issued a proposed rule, as required by the Housing and Economic Recovery Act of 2008 (Housing Act), to establish prudential standards with respect to 10 categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest-rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal were due August 19, 2011 and the FHLBanks submitted a joint comment letter to the Finance Agency.
FHLBank Membership Regulation and Plans to Revise the Community Support Regulation
As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2010 annual report on Form 10-K, the Finance Agency issued an advance notice of proposed rulemaking regarding amendments to the current FHLBank membership regulations to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus by, among other things, requiring compliance with membership standards on a continuous basis and creating additional quantifiable standards for membership. On July 7, 2011, the Finance Agency issued its semiannual regulatory agenda, which included plans to revise and update the existing community support standards in regard to members' continued access to long-term FHLBank advances. Our results of operations may be adversely impacted should the Finance Agency ultimately issue regulations that exclude prospective institutions from becoming Seattle Bank members or preclude existing members from continuing as Seattle Bank members, due to the reduced business opportunities that would result or further limit members' access to long-term advances.
Proposed Rule on Credit Risk Retention for Asset-Backed Securities
As discussed in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Legislative and Regulatory Developments" in our quarterly report on Form 10-Q for the period ended March 31, 2011, on April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development (HUD), and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a 5% economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specified criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation, and financial health of the mortgage finance sector and, if adopted as proposed, could significantly reduce the overall amount of financing available to credit-worthy borrowers. A contraction in mortgage lending could reduce members' need for FHLBank advances, decrease the amount of collateral available to secure such advances, and result in lower values for available collateral. The final rule may also have implications for FHLBank Acquired Member Asset programs if the programs are determined to be subject to the final rule and required to be restructured to replace the existing credit-risk sharing methodology with an across-the-board 5% risk retention by the seller of the mortgages to the FHLBanks. The comments on this proposed rule were due August 1, 2011.

Joint Regulatory Actions
Proposed Rule on the Oversight Counsel's Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies
On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinds a prior proposal on these designations and proposes a three-stage process which includes a framework for evaluating a nonbank financial company. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the FHLBanks, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in a FHLBank's case, consolidated obligations) issued. As of September 30, 2011, the Seattle Bank had $40.4 billion in total assets and $37.3 billion in outstanding consolidated obligations. If the FHLBanks are designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, the FHLBanks' operations and business, including our operations and business, could be adversely impacted by additional costs and business activity restrictions resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.
Other Banking Regulatory Actions
Federal Reserve's Measures Intended to Depress Interest Rates
The Federal Reserve has taken several measures intended to depress interest rates, including an announcement that it expects to maintain short-term interest rates near zero until mid-2013, as well as to implement “Operation Twist,” pursuant to which the Federal Reserve intends to drive down longer-term interest rates by purchasing longer-dated assets and selling shorter-dated assets. These measures are intended to spur business activity, but could adversely impact the FHLBanks, including the Seattle Bank, in various ways, including through lower market yields on investments and faster prepayments on investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing or similar risks are realized. However, we could also experience increased demand for advances if these measures result in increased business activity with associated demand for loans from our members that choose to fund such loans with advances. Increased demand for advances would tend to increase net interest income and offset any adverse impact on investment income. Accordingly, we are not able to predict the impact on us of these Federal Reserve measures to depress interest rates.
FDIC's Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts
The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from FHLBanks, including the Seattle Bank.
Housing Finance and GSE Reform
On February 11, 2011, the U.S. Treasury and HUD issued a report to Congress on reforming the U.S. housing finance market. The report's primary focus is on providing, for Congressional consideration, options regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama administration has noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.

The U.S. Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of the report to Congress, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace, and the report sets forth possible reforms for the FHLBank System. These possible reforms would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict FHLBank membership by allowing each institution eligible for membership to be an active member in only one FHLBank;

•	limit the level of outstanding advances to individual members; and

•	reduce FHLBank investment portfolios and their composition, focusing the FHLBanks on providing liquidity for insured depository institutions.
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
GSE reform has not significantly progressed in 2011, but we expect that GSE legislation will continue to be a topic of discussion. While there are no proposals for specific changes to the FHLBanks, we could be affected in numerous ways by currently contemplated changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown and will depend on the legislation, if any, that are finally enacted.

Selected Financial Data

The following selected quarterly financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included in this report.

Selected Financial Data	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$40,386	$43,106	$45,938	$47,208	$49,914
Investments (1)	27,816	29,005	30,479	30,499	30,797
Advances	10,972	11,161	12,332	13,355	15,414
Mortgage loans held for portfolio, net (2)	1,439	1,495	2,962	3,209	3,544
Mortgage loans held for sale	—	1,324	—	—	—
Resolution Funding Corporation (REFCORP) deferred asset (3)	—	—	15	15	14
Deposits and other borrowings	365	310	305	503	331
Consolidated obligations, net:
Discount notes	12,838	9,334	13,197	11,597	14,015
Bonds	24,475	30,062	29,729	32,479	32,961
Total consolidated obligations, net	37,313	39,396	42,926	44,076	46,976
Mandatorily redeemable capital stock	1,059	1,034	1,033	1,022	1,004
Affordable Housing Program (AHP) payable	12	4	5	5	8
Capital stock:
Class A capital stock - putable	120	125	125	126	127
Class B capital stock - putable	1,621	1,641	1,640	1,650	1,667
Total capital stock	1,741	1,766	1,765	1,776	1,794
Retained earnings	144	33	61	73	76
AOCL	(530)	(499)	(531)	(667)	(770)
Total capital	1,355	1,300	1,295	1,182	1,100
Statements of Income (for the quarter ended)
Interest income	$96	$95	$99	$126	$143
Net interest income	33	24	21	44	42
Other income (loss)	102	(37)	(15)	(30)	(12)
Other expense	16	15	18	19	16
Income (loss) before assessments	119	(28)	(12)	(5)	14
AHP and REFCORP assessments (benefits)	8	—	—	(2)	4
Net income (loss)	111	(28)	(12)	(3)	10
Financial Statistics (for the quarter ended)
Return on average equity	32.52%	(8.60)%	(3.88)%	(1.24)%	3.44%
Return on average assets	1.01%	(0.25)%	(0.10)%	(0.03)%	0.07%
Average equity to average assets	3.12%	2.90%	2.68%	2.14%	2.17%
Regulatory capital ratio (4)	7.29%	6.57%	6.22%	6.08%	5.76%
Net interest margin (5)	0.32%	0.21%	0.18%	0.34%	0.33%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans, net includes allowance for credit losses of $3.2 million for the quarter ended September 30, 2011 and $1.8 million for the quarters ended September 30, 2010 through June 30, 2011.
(3)
Due to our overpayment of quarterly REFCORP assessments in prior years, as of March 31, 2011, we were entitled to a refund of $14.6 million, which was recorded in "other assets" on our statements of condition. This refund was received on April 15, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation; as a result, we did not record any REFCORP assessments during third quarter 2011.

(4)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of September 30, 2011 and December 31, 2010
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of September 30, 2011 declined from December 31, 2010, to $11.0 billion from $13.4 billion, and to 27.2% from 28.3%. These declines were primarily due to continued reduced advance demand and maturing advances. As of September 30, 2011, our investments declined to $27.8 billion, from $30.5 billion as of December 31, 2010, as we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. Because current economic conditions make near-term advance growth challenging, we expect to decrease our investment portfolio as we strive to achieve our desired asset composition. Mortgage loans declined primarily as a result of our July 2011 sale of $1.3 billion of mortgage loans.
The following table summarizes our major categories of assets as a percentage of total assets as of September 30, 2011 and December 31, 2010.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	September 30, 2011	December 31, 2010
(in percentages)
Advances	27.2	28.3
Investments	68.9	64.6
Mortgage loans	3.6	6.8
Other assets	0.3	0.3
Total	100.0	100.0
 We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of September 30, 2011 and December 31, 2010.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	September 30, 2011	December 31, 2010
(in percentages)
Consolidated obligations	92.4	93.4
Deposits	0.9	1.1
Other liabilities *	3.3	3.0
Total capital	3.4	2.5
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.6% and 2.2% of total liabilities and capital as of September 30, 2011 and December 31, 2010, is recorded in other liabilities.
We report our assets, liabilities, and commitments in accordance with accounting principles generally accepted in the United States (GAAP), including the market value of our assets, liabilities, and commitments, which we also review for purposes of risk management. The differences between the carrying value and market value of our assets, liabilities, and commitments are unrealized market value gains or losses. As of September 30, 2011 and December 31, 2010, our net unrealized market value losses were $266.3 million and $85.4 million which, in accordance with GAAP, are not reflected in our financial position and operating results. The increase in unrealized market value loss was partially due to the monetization of the market value gains on the mortgage loans we sold in July 2011, which resulted in the recognition in other income of $73.9 million in third quarter 2011. We have elected not to hedge the basis risk of our mortgage-related assets (i.e., the spread at which our MBS and mortgage loans may be purchased relative to other financial instruments) due to the cost and lack of available derivatives that we believe can effectively hedge this risk.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
 Advances decreased by 17.8%, or $2.4 billion, to $11.0 billion as of September 30, 2011, compared to $13.4 billion as of December 31, 2010. This decline was primarily due to lower advance demand and maturing advances during the first nine months of 2011. Overall member demand for advances declined, primarily due to increased retail deposit levels and continued low consumer loan activity at their institutions.
The following table summarizes the par value of our advances outstanding by member type as of September 30, 2011 and December 31, 2010.

	As of	As of
Par Value of Advances by Member Type	September 30, 2011	December 31, 2010
(in thousands)
Commercial banks	$7,144,355	$9,299,859
Thrifts	2,673,836	2,850,880
Credit unions	398,267	610,935
Total member advances	10,216,458	12,761,674
Housing associates	3,343	15,105
Nonmember borrowers	348,616	211,423
Total par value of advances	$10,568,417	$12,988,202
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers (holding company level) as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Top Five Borrowers by Holding Company Advances Outstanding *	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$3,852,371	36.5	$4,107,993	31.6
Washington Federal, Inc.	1,950,000	18.5	1,850,000	14.2
Glacier Bancorp, Inc.	874,053	8.3	945,141	7.3
Capmark Bank	391,069	3.7	946,384	7.3
Central Pacific Financial Corporation	—	—	551,268	4.3
Sterling Financial Corporation	$305,608	2.8	—	—
Total	$7,373,101	69.8	$8,400,786	64.7

*
Due to the number of member institutions that are part of larger holding companies, this aggregation provides greater visibility into borrowing activity at the Seattle Bank than that of individual member institutions.

As of September 30, 2011 and December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 24 and 25 months.

The following table summarizes our advance portfolio by product type as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$35,279	0.3	$112,682	0.9
Adjustable interest-rate advances	722,336	6.8	1,617,035	12.5
Fixed interest-rate advances:
Non-amortizing advances	6,780,512	64.2	7,378,812	56.7
Amortizing advances	404,774	3.8	503,263	3.9
Structured advances:
Putable advances	2,500,516	23.7	3,171,410	24.5
Capped floater advances	10,000	0.1	30,000	0.2
Floating-to-fixed convertible advances *	115,000	1.1	175,000	1.3
Total par value	$10,568,417	100.0	$12,988,202	100.0

*	These advances have passed their conversion date and have converted to fixed interest-rates.

Advance demand was generally for short-term advances during the first nine months of 2011, with the percentage of outstanding advances maturing in one year or less increasing to 50.4%, or $5.3 billion, as of September 30, 2011, from 38.4%, or $5.0 billion, as of December 31, 2010. The percentage of advances maturing after one year decreased to 49.6%, or $5.2 billion, as of September 30, 2011, from 61.6%, or $8.0 billion, as of December 31, 2010. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 92.8% as of September 30, 2011, compared to 86.5% as of December 31, 2010, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of September 30, 2011.

	As of September 30, 2011
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$4,891,235	$438,278	$5,329,513
Due after one year	4,909,568	329,336	5,238,904
Total par value	$9,800,803	$767,614	$10,568,417
The total weighted-average interest rate on our advance portfolio increased to 2.34% as of September 30, 2011, from 2.33% as of December 31, 2010. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).

Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the nine months ended September 30, 2011, many of our members had less need for our advances, and wholesale funding in general, as they, among other things, experienced increases in retail customer deposits and continued low customer loan activity.
Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction pricing. We may also offer advance promotions from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. Our use of differential pricing increased during the first nine months of 2011 compared to the same period in 2010, primarily as a result of improved availability of wholesale funding options to our members. We believe that the use of differential pricing gives us greater flexibility to compete for our members' advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
Advance Pricing	2011	2010
(in percentages)
Differential pricing	96.1	90.2
Daily market-based pricing	3.5	9.5
Auction pricing	0.4	0.3
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, the dividends we pay on our capital stock, and our members' ability to have capital stock repurchased or redeemed by us. We are currently precluded from paying dividends and repurchasing or redeeming capital stock as a result of our "undercapitalized" classification by the Finance Agency and the terms of the Consent Arrangement. Although the Consent Arrangement clarifies the steps we must take to no longer be deemed "undercapitalized," and provided we achieve and maintain certain financial and operations metrics and requirements, to begin repurchasing and redeeming member capital stock, we cannot provide assurance that we will be able to meet all of these requirements or other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" and unable to repurchase or redeem capital stock or pay dividends.
As required by the Consent Arrangement, we are implementing plans for increasing advances as a percentage of our total assets and continue to review our advance pricing methodology. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us, which, in turn, could reduce advances and net income should our members use alternative sources of wholesale funding.

Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2011 and December 31, 2010, we had $5.8 billion and $6.0 billion in total advances in excess of $1.0 billion per borrower outstanding to two borrowers.
We have never experienced a credit loss on an advance. Given the current economic environment, some of our member institutions have experienced, and we expect that more of our member institutions will experience, financial difficulties, including failure. As of September 30, 2011 and December 31, 2010, the number of institutions assigned an internal risk rating of "watch," "serious," or "critical" represented approximately 44% and 49% of our membership. Member institutions generally are assigned these ratings as a result of increases in their non-performing assets, low profitability, the need for additional capital, and adverse economic conditions. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of a borrower's collateral or require that the borrower provide additional collateral to us. Over recent years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of September 30, 2011 and December 31, 2010, 26% and 27% of our borrowers were on the physical possession collateral arrangement, representing approximately 16% and 24% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or National Credit Union Association (NCUA) since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. Historically, to determine the value against which we apply these specified percentages, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. In addition, for collateral pledged by a member who is in a weakened financial condition and deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of September 30, 2011 and December 31, 2010, we had rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
Pursuant to the Consent Arrangement, we are implementing policies to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and have commenced improvements, such as the borrowing capacity change noted above.
For additional information on advances, see Note 6 in ”Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report.

Investments
We maintain portfolios of short- and long-term investments for liquidity purposes, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper, while long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, or that carried the highest credit ratings from Moody's Investor Service (Moody's) or S&P at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and Temporary Liquidity Guarantee Program (TLGP) securities (all having maturities greater than one year). Our investment securities are classified either as AFS or held to maturity (HTM).

The following table presents our short- and long-term investments as of September 30, 2011 and December 31, 2010.

	As of	As of
Short- and Long-Term Investments	September 30, 2011	December 31, 2010
(in thousands)
Short-term	$15,123,183	$12,586,152
Long-term	12,693,410	17,912,884
Total investments	$27,816,593	$30,499,036

The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and Tennessee Valley Authority (TVA)	$2,411,175	$1,153,540	$—	$44,963	$3,609,678
TLGP	4,586,792	1,694,312	—	—	6,281,104
Total non-MBS	6,997,967	2,847,852	—	44,963	9,890,782
MBS:
PLMBS	—	—	—	1,330,948	1,330,948
Total MBS	—	—	—	1,330,948	1,330,948
Total AFS securities	$6,997,967	$2,847,852	$—	$1,375,911	$11,221,730
Yield on AFS securities	0.38%	0.74%	—%	0.77%	0.54%
HTM securities:
Non-MBS:
Commercial paper	$99,991	$—	$—	$—	$99,991
Certificates of deposit	675,000	—	—	—	675,000
Other U.S. obligations	—	—	11,239	14,965	26,204
GSE and TVA	89,921	299,685	—	—	389,606
State and local housing agency obligations	—	—	—	3,135	3,135
Total non-MBS	864,912	299,685	11,239	18,100	1,193,936
MBS:
Other U.S obligations residential MBS	—	29	—	170,382	170,411
GSE residential MBS	—	—	676,459	3,839,168	4,515,627
Residential PLMBS	—	—	128,463	825,026	953,489
Total MBS	—	29	804,922	4,834,576	5,639,527
Total HTM securities	$864,912	$299,714	$816,161	$4,852,676	$6,833,463
Yield on HTM securities	0.81%	6.07%	1.15%	1.93%	1.88%
Securities purchased under agreements to resell	$3,300,000	$—	$—	$—	$3,300,000
Federal funds sold	6,461,400	—	—	—	6,461,400
Total investments	$17,624,279	$3,147,566	$816,161	$6,228,587	$27,816,593

	As of December 31, 2010
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$812,905	$3,873,491	$126,505	$36,935	$4,849,836
TLGP	296,938	6,101,840	—	—	6,398,778
Total non-MBS	1,109,843	9,975,331	126,505	36,935	11,248,614
MBS:
PLMBS	—	—	—	1,469,055	1,469,055
Total MBS	—	—	—	1,469,055	1,469,055
Total AFS securities	$1,109,843	$9,975,331	$126,505	$1,505,990	$12,717,669
Yield on AFS securities	0.20%	0.57%	5.01%	0.79%	0.62%
HTM securities:
Non-MBS:
Certificates of deposit	$1,267,000	$—	$—	$—	$1,267,000
Other U.S. obligations	9,107	—	11,722	17,340	38,169
GSE and TVA	—	389,255	—	—	389,255
State and local housing agency obligations	—	—	—	3,590	3,590
Total non-MBS	1,276,107	389,255	11,722	20,930	1,698,014
MBS:
Other U.S obligations residential MBS	2	37	—	182,172	$182,211
GSE residential MBS	—	4,196	858,495	2,449,864	3,312,555
Residential PLMBS	—	—	180,383	1,089,052	1,269,435
Total MBS	2	4,233	1,038,878	3,721,088	4,764,201
Total HTM securities	$1,276,109	$393,488	$1,050,600	$3,742,018	$6,462,215
Yield on HTM securities	0.28%	6.05%	1.24%	1.66%	1.59%
Securities purchased under agreements to resell	$4,750,000	$—	$—	$—	$4,750,000
Federal funds sold	6,569,152	—	—	—	6,569,152
Total investments	$13,705,104	$10,368,819	$1,177,105	$5,248,008	$30,499,036
As of September 30, 2011, our investments declined to $27.8 billion, from $30.5 billion as of December 31, 2010. Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we are implementing plans for increasing advances as a percentage of our total assets. Because current economic conditions make near-term advance growth challenging, we expect that we will continue to decrease our investments as we strive to achieve our desired asset composition.

The following table summarizes the carrying value of our investments in GSE debt obligations as of September 30, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	September 30, 2011	December 31, 2010
(in thousands)
Freddie Mac	$1,993,185	$2,872,660
Fannie Mae	295,595	664,274
Federal Farm Credit Bank (FFCB)	1,365,856	1,365,689
TVA	344,648	336,468
Total	$3,999,284	$5,239,091

Our MBS investments represented 236.8% and 217.1% of our regulatory capital as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, our MBS investments included $2.4 billion and $2.0 billion in Freddie Mac MBS and $2.1 billion and $1.3 billion in Fannie Mae MBS. As a result of the credit rating downgrade of Fannie Mae and Freddie Mac in August 2011, as of September 30, 2011, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's or S&P, decreased to $252.6 million, from $4.1 billion as of December 31, 2010.  See “—Credit Risk” below for credit ratings relating to our MBS investments as of September 30, 2011 and December 31, 2010 and for credit rating downgrades subsequent to September 30, 2011.
During the first nine months of 2011 and during 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Credit Risk
We are subject to credit risk on our investments. Previously, we limited our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital and the issuer's total capital) and the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As a result of the credit rating agencies placing a negative watch status on and subsequently downgrading U.S. debt obligations, limits on our unsecured credit exposure to GSE debt obligations are now determined by applying the same criteria utilized for other unsecured counterparties, with the exception that they are based on our total capital rather than the lower of our capital and the GSE's capital. As such, we are currently precluded from purchasing additional debt obligations of Fannie Mae, Freddie Mac, FFCB, and TVA.
The following table presents the unsecured credit exposure of the Seattle Bank on securities purchased from private counterparties and that have maturities generally ranging from overnight to nine months as of September 30, 2011 and December 31, 2010. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	September 30, 2011	December 31, 2010
(in thousands)
Federal funds sold	$6,462,644	$6,570,223
Certificates of deposit	675,057	1,267,557
Commercial paper	99,991	—
Total	$7,237,692	$7,837,780

Our residential MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency and foreclosure, and losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

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
The following tables summarize the carrying value of our investments and their credit ratings as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$300,000	$3,000,000	$—	$—	$3,300,000
Federal funds sold	—	4,346,000	2,115,400	—	—	—	6,461,400
Investment securities:
Commercial paper	—	—	99,991	—	—	—	99,991
Certificates of deposit	—	411,000	264,000	—	—	—	675,000
U.S. agency obligations	—	4,013,681	—	—	—	11,807	4,025,488
State or local housing investments	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,281,104	—	—	—	—	6,281,104
Total non-MBS	—	15,054,920	2,779,391	3,000,000	—	11,807	20,846,118
Residential MBS:
Other U.S. agency	—	170,411	—	—	—	—	170,411
GSEs	—	4,515,627	—	—	—	—	4,515,627
PLMBS	252,616	58,094	90,403	144,850	1,738,474	—	2,284,437
Total MBS	252,616	4,744,132	90,403	144,850	1,738,474	—	6,970,475
Total investments	$252,616	$19,799,052	$2,869,794	$3,144,850	$1,738,474	$11,807	$27,816,593

	As of September 30, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$21,422	$161,497	$1,025,279	$436,066	$78,251	$15,959	$1,738,474

	As of December 31, 2010
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$4,250,000	$—	$—	$4,750,000
Federal funds sold	—	3,280,000	3,289,152	—	—	—	6,569,152
Investment securities:
Certificates of deposit	—	1,008,000	259,000	—	—	—	1,267,000
U.S. agency obligations	5,264,719	—	—	—	—	12,541	5,277,260
State or local housing investments	—	3,590	—	—	—	—	3,590
TLGP securities	6,398,778	—	—	—	—	—	6,398,778
Total non-MBS	11,663,497	4,291,590	4,048,152	4,250,000	—	12,541	24,265,780
Residential MBS:
Other U.S. agency	182,211	—	—	—	—	—	182,211
GSEs	3,312,555	—	—	—	—	—	3,312,555
PLMBS	632,585	37,700	18,249	142,437	1,907,519	—	2,738,490
Total MBS	4,127,351	37,700	18,249	142,437	1,907,519	—	6,233,256
Total investments	$15,790,848	$4,329,290	$4,066,401	$4,392,437	$1,907,519	$12,541	$30,499,036

	As of December 31, 2010
Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
Residential PLMBS	$5,771	$172,962	$1,290,936	$435,568	$2,282	$1,907,519

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of September 30, 2011. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Nine Months Ended September 30, 2011
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$192,399	$—	$—	$—	$—	$192,399
AA	12,796	—	—	—	—	12,796
A	11,836	—	—	—	—	11,836
BB	148	—	—	—	—	148
Total unpaid principal balance	$217,179	$—	$—	$—	$—	$217,179
Amortized cost basis	$215,939	$—	$—	$—	$—	$215,939
Gross unrealized losses	$(5,381)	$—	$—	$—	$—	$(5,381)
Fair value	$212,471	$—	$—	$—	$—	$212,471
Weighted-average percentage of fair value to unpaid principal balance	97.8%	—	—	—	—	97.8%
Original weighted-average credit enhancement	2.9%	—	—	—	—	2.9%
Weighted-average credit enhancement	12.6%	—	—	—	—	12.6%
Weighted-average collateral delinquency	3.6%	—	—	—	—	3.6%

	As of and for the Nine Months Ended September 30, 2011
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$61,580	$—	$—	$—	$—	$61,580
AA	46,620	—	—	—	—	46,620
A	78,716	—	—	—	—	78,716
BBB	144,827	114,933	—	—	1,325	28,569
Below investment grade:
BB	21,255	—	—	—	8,590	12,665
B	177,464	18,313	60,287	29,003	60,656	9,205
CCC	1,614,510	215,723	686,164	589,927	122,696	—
CC	807,272	127,467	483,242	178,796	17,767	—
C	127,543	—	127,543	—	—	—
D	37,190	—	32,873	—	4,317	—
Total unpaid principal balance	$3,116,977	$476,436	$1,390,109	$797,726	$215,351	$237,355
Amortized cost basis	$2,607,444	$467,437	$1,104,447	$601,325	$197,231	$237,004
Gross unrealized losses	$(654,614)	$(132,784)	$(294,758)	$(152,175)	$(61,778)	$(13,119)
Fair value	$1,953,810	$334,653	$809,689	$449,150	$135,453	$224,865
OTTI:
Credit-related OTTI charge taken	$(88,295)	$(3,364)	$(41,338)	$(38,513)	$(4,959)	$(121)
Non-credit-related OTTI charge taken	80,802	1,153	41,338	38,513	1,035	(1,237)
Total OTTI charge taken	$(7,493)	$(2,211)	$—	$—	$(3,924)	$(1,358)
Weighted-average percentage of fair value to unpaid principal balance	62.7%	70.2%	58.3%	56.3%	62.9%	94.7%
Original weighted-average credit enhancement	36.7%	34.4%	38.9%	45.9%	29.3%	4.4%
Weighted-average credit enhancement	31.1%	32.1%	31.2%	37.2%	30.9%	8.6%
Weighted-average collateral delinquency	43.1%	24.5%	48.2%	58.8%	34.6%	5.0%

The following table provides information on our PLMBS in unrealized loss positions as of September 30, 2011, as well as applicable credit rating information as of October 31, 2011.

	As of September 30, 2011					October 31, 2011 Rating Based on September 30, 2011 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$93,494	$93,371	$(5,381)	4.8	87.3	79.7	—	—
Total PLMBS backed by prime loans	93,494	93,371	(5,381)	4.8	87.3	79.7	—	—
Alt-A:
Option ARMs	2,127,133	1,729,661	(484,126)	51.2	—	—	100.0	—
Alt-A and other	892,240	780,415	(170,488)	28.2	1.3	1.3	73.8	—
Total PLMBS backed by Alt-A loans	3,019,373	2,510,076	(654,614)	44.4	0.4	0.4	92.3	—
Total PLMBS	$3,112,867	$2,603,447	$(659,995)	43.2	3.0	2.8	89.5	—

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011			As of December 31, 2010
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$156,927	$60,252	$217,179	$284,561	$84,060	$368,621
Alt-A	49,853	3,067,124	3,116,977	77,874	3,379,003	3,456,877
Total	$206,780	$3,127,376	$3,334,156	$362,435	$3,463,063	$3,825,498

Rating Agency Actions
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA, from “AAA” to "AA+” with a negative outlook. At the same time, S&P removed the issuer credit ratings of these institutions and their relevant debt issuance from CreditWatch, where they were placed on July 15, 2011. In August 2011, Moody's confirmed its "Aaa" U.S. Government bond rating with a negative outlook. These changes are reflected in the tables above.
Subsequent to September 30, 2011, three securities were downgraded by the credit rating agencies. These ratings actions are reflected within the table below. One agency mortgage-backed security was placed on negative watch subsequent to September 30, 2011.

Investment Rating Downgrades		Based on Values as of September 30, 2011
As of September 30, 2011	As of October 31, 2011	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
AAA	AA	$7,110	$6,355
A	BBB	1,062	909
B	CCC	60,286	39,652
Total		$68,458	$46,916

	Based on Values as of September 30, 2011
Investments on Negative Watch as of October 31, 2011	Carrying Value	Fair Value
(in thousands)
AA	$409,000	$409,000
Total	$409,000	$409,000

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of September 30, 2011.
The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Beginning in second quarter 2009, each FHLBank has performed its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.
The process for analyzing credit losses and determining OTTI for our PLMBS, including a discussion of the impact of upgrading our loss projection model in third quarter 2011, is detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Because of increased actual and forecasted credit deterioration as of September 30, 2011, we recorded additional OTTI credit losses in third quarter 2011 on three securities identified as other-than-temporarily impaired in prior reporting periods. In addition, we identified three new securities as other-than-temporarily impaired in third quarter 2011. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$138	$4,478	$4,616	$138	$4,478	$4,616
PLMBS identified with OTTI losses in prior periods	173	750	923	88,157	(85,280)	2,877
Total	$311	$5,228	$5,539	$88,295	$(80,802)	$7,493

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$92	$62,184	$62,276	$5,643	$191,895	$197,538
PLMBS identified with OTTI losses in prior periods	15,528	(15,528)	—	76,423	(66,449)	9,974
Total	$15,620	$46,656	$62,276	$82,066	$125,446	$207,512

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. For the three and nine months ended September 30, 2011 and 2010, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings for the three and nine months ended September 30, 2011 and 2010. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities, changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $137.6 million and $138.5 million for the nine months ended September 30, 2011 and 2010. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the nine months ended September 30, 2011 and 2010.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended September 30, 2011, as well as the related current credit enhancement, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The following table summarizes key information as of September 30, 2011 for the PLMBS on which we recorded OTTI charges for the three months ended September 30, 2011.

	As of September 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Q3 2011 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$154,703	$154,196	$95,426	$95,426	$4,317	$3,160	$1,917
Total other-than-temporarily impaired PLMBS	$154,703	$154,196	$95,426	$95,426	$4,317	$3,160	$1,917

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of September 30, 2011 and December 31, 2010 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2011 and December 31, 2010).

	As of September 30, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$165,191	$164,311	$102,421	$102,095	$2,316,349	$1,808,004	$1,330,948
Total other-than-temporarily impaired PLMBS	$165,191	$164,311	$102,421	$102,095	$2,316,349	$1,808,004	$1,330,948

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total other-than-temporarily impaired PLMBS	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 24 years as of September 30, 2011. Through September 30, 2011, two of our securities have suffered actual cash losses, totaling $2.3 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario than we utilized in our OTTI assessment. For our evaluation as of September 30, 2011, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the three- to nine-month period beginning July 1, 2011. Following the trough, home prices were projected to recover using one of five recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year. The stress test scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.
The following table represents the impact to credit-related OTTI for the three months ended September 30, 2011 in the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended September 30, 2011
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2011 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2011 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A*	6	$159,020	$(311)	27	$1,224,942	$(30,917)
Total	6	$159,020	$(311)	27	$1,224,942	$(30,917)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Mortgage Loans
The par value of our mortgage loans held for portfolio consisted of $1.3 billion and $3.1 billion in conventional mortgage loans and $124.1 million and $141.5 million in government-guaranteed mortgage loans as of September 30, 2011 and December 31, 2010. The decrease for the nine months ended September 30, 2011 was due to our sale of $1.3 billion of conventional mortgage loans in July 2011 and our receipt of $480.2 million in principal payments during the same nine-month period. We have no current plans to sell the remaining mortgage loans held for portfolio.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value ratios at origination (i.e., outstanding mortgage loans as a percentage of appraised values) of our conventional mortgage loans held for portfolio as of September 30, 2011 and December 31, 2010. The FICO score in the table below represents the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	September 30, 2011	December 31, 2010
(in percentages, except weighted-average FICO score)
620 to < 660	2.9	2.0
660 to < 700	18.8	13.6
700 to < 740	31.9	27.2
>= 740	46.4	57.2
Weighted-average FICO score	733	744

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	September 30, 2011	December 31, 2010
(in percentages)
<= 60%	20.3	34.3
> 60% to 70%	20.8	20.4
> 70% to 80%	52.9	41.7
> 80% to 90% *	3.4	2.1
> 90% (1)	2.6	1.5
Weighted-average loan-to-value	69.7	64.4

*	Private mortgage insurance (PMI) required at origination.
As of September 30, 2011 and December 31, 2010, approximately 76% and 87% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.). All of the conventional mortgages sold in July 2011 were originally purchased from JPMorgan Chase Bank, N.A.
Credit Risk
As of September 30, 2011, we have not experienced a credit loss for which we were not reimbursed from the lender risk account (LRA) on our mortgage loans held for portfolio, and our former supplemental mortgage insurance (SMI) provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our SMI policies in April 2008.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our third quarter 2011 analysis, we determined that the credit enhancement provided by our members in the form of the LRA was not sufficient to absorb the expected credit losses on our mortgage loan portfolio and as a result, we recorded a provision for credit losses of $1.4 million and $1.2 million for the nine months ended September 30, 2011 and 2010. Our allowance for credit losses totaled $3.2 million and $1.8 million as of September 30, 2011 and December 31, 2010.
The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of September 30, 2011 and December 31, 2010.

	As of	As of
Past Due and Nonaccrual Mortgage Loan Data	September 30, 2011	December 31, 2010
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$50,128	$59,017
Nonaccrual loans, unpaid principal balance	21,425	7,734
Troubled debt restructurings	298	302
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$1,794	$626
Provision for credit losses	1,399	1,168
Balance, end of period	$3,193	$1,794
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$1,563	$546
Interest actually recognized in income during the period	—	—
Shortfall	$1,563	$546

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the applicable LRA.

On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance Co. will only be paying out 50% of the claim amounts with the remaining claim being deferred until the company is liquidated. As of September 30, 2011, PMI Mortgage Insurance Co. provides primary mortgage insurance (PMI) on $5.1 million of our conventional mortgage loans, of which $893,000 are 90 days or more past due. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.
In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our MPP SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by regulation.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of September 30, 2011 and December 31, 2010.

As of September 30, 2011, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our approximately 1,300 outstanding balance of government-insured mortgage loans as of September 30, 2011. We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
Mortgage loans, other than those evaluated in groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement.

Derivative Assets and Liabilities
Traditionally, we have used derivatives to hedge advances, consolidated obligations, AFS investments, and mortgage loans held for portfolio. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. We are not a derivatives dealer and do not trade derivatives for short-term profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of September 30, 2011 and December 31, 2010, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $53.8 million and $13.0 million and derivative liabilities of $150.7 million and $253.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2011.
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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2011 and December 31, 2010. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2011		As of December 31, 2010
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$7,270,842	$(411,224)	$8,464,113	$(345,068)
Investments:
Fair value - existing cash item	3,507,675	(65,831)	3,592,675	(92,506)
Consolidated obligation bonds:
Fair value - existing cash item	20,204,335	320,247	22,255,110	85,846
Non-qualifying economic hedges	55,000	203	53,500	(221)
Total	20,259,335	320,450	22,308,610	85,625
Consolidated obligation discount notes:
Fair value - existing cash item	749,621	(189)	471,646	772
Balance sheet:
Non-qualifying economic hedges	50,000	2	200,000	—
Total notional and fair value	$31,837,473	(156,792)	$35,037,044	(351,177)
Accrued interest at period end		8,166		26,995
Cash collateral held by counterparty - assets		83,698		97,577
Cash collateral held from counterparty - liabilities		(32,032)		(14,042)
Net derivative balance		$(96,960)		$(240,647)

Net derivative asset balance		$53,760		$13,013
Net derivative liability balance		(150,720)		(253,660)
Net derivative balance		$(96,960)		$(240,647)

The total notional amount of interest-rate exchange agreements hedging advances declined by $1.2 billion, to $7.3 billion (including a decline of $419.7 million, to $2.7 billion, in hedged advances using short-cut hedge accounting), as of September 30, 2011, from $8.5 billion as of December 31, 2010, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $2.1 billion, to $20.2 billion, as of September 30, 2011, from $22.3 billion as of December 31, 2010. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $1.8 billion as of September 30, 2011, from $7.9 billion, as of December 31, 2010. In 2010, we discontinued the use of the short-cut hedge accounting designation on new hedging relationships.

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
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2011 and December 31, 2010, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $85.8 million and $27.0 million, including $35.3 million and $34.3 million of net accrued interest receivable. We held cash collateral of $32.0 million and $14.0 million from our counterparties for net credit risk exposures of $53.8 million and $13.0 million as of September 30, 2011 and December 31, 2010. We held $38.0 million of U.S. Treasury securities collateral from our counterparties as of September 30, 2011 and no securities collateral as of December 31, 2010. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to “AA+” with a negative outlook. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2011 was $234.4 million, for which we posted collateral of $83.7 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $80.2 million of additional collateral to our derivative counterparties as of September 30, 2011. The S&P rating downgrade did not impact our collateral delivery requirements as the Seattle Bank was already rated "AA+."
Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$7,888,366	$1,783		$—	$1,783
AA-	4,892,640	131		—	131
A+	13,494,728	43,152	(1)	37,962	5,190
A	5,561,739	8,694		—	8,694
Total	$31,837,473	$53,760		$37,962	$15,798

	As of December 31, 2010
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,556,922	$—		$—	$—
AA-	5,817,560	1,405		—	1,405
A+	13,189,623	1,027	(2)	—	1,027
A	7,472,939	10,581		—	10,581
Total	$35,037,044	$13,013		$—	$13,013

(1)	Cash collateral of $32.0 million held as of September 30, 2011 is included in our derivative asset balance.
(2)	Cash collateral of $14.0 million held as of December 31, 2010 is included in our derivative asset balance.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both September 30, 2011 and December 31, 2010, 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of September 30, 2011 and December 31, 2010, 40.1% and 41.0% of the total notional amount of our outstanding interest-rate exchange agreements were with five counterparties rated “AA-" or higher from an NRSRO.
Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to "AA+” with a negative outlook. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues. In the application of S&P's Government Related Entities criteria, the FHLBank System is classified as being almost certain to receive government support if necessary. The implicit support that S&P factors into each of the FHLBanks' and the FHLBank System's credit ratings relates to their important role as primary liquidity providers to U.S. mortgage- and housing-market participants. Although there was some initial volatility in the yields on FHLBank consolidated obligations subsequent to the downgrade, there was no material impact to our cost of funds as a result of the downgrade during third quarter 2011.
The following table summarizes the carrying value of our consolidated obligations by type as of September 30, 2011 and December 31, 2010.

	As of	As of
Carrying Value of Consolidated Obligations	September 30, 2011	December 31, 2010
(in thousands)
Discount notes	$12,838,149	$11,596,307
Bonds	24,474,650	32,479,215
Total	$37,312,799	$44,075,522

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$12,839,214	$5,700,000	$11,597,293	$5,800,000
Weighted-average interest rate as of period end	0.04%	0.18%	0.16%	0.31%
Daily average outstanding for the period	$11,645,585	$3,084,511	$15,697,558	$4,321,668
Weighted-average interest rate for the period	0.04%	0.24%	0.14%	0.43%
Highest outstanding balance at any month-end for the period	$12,935,569	$5,700,000	$17,626,577	$5,850,000
Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 10.7%, to a par amount of $12.8 billion as of September 30, 2011, from $11.6 billion as of December 31, 2010. During the first nine months of 2011, and in third quarter 2011 in particular, we increased our use of auction consolidated obligation discount notes due to their relative cost compared to the cost of short-term consolidated obligation bonds or structured funding and increased the use of consolidated obligation discount notes to match-fund short-term advances.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 25.4% to a par amount of $24.1 billion as of September 30, 2011, from $32.3 billion as of December 31, 2010. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets and the increased use of consolidated obligation discount notes to match-fund short-term advances.
The following table summarizes our consolidated obligation bonds by interest-rate type as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$19,151,545	79.5	$23,431,565	72.5
Step-up	3,455,000	14.3	4,380,000	13.6
Variable	1,250,000	5.2	4,250,000	13.2
Capped variable	200,000	0.8	200,000	0.6
Range	55,000	0.2	41,000	0.1
Total par value	$24,111,545	100.0	$32,302,565	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $3.9 billion, to $5.0 billion, as of September 30, 2011 from December 31, 2010, primarily due to generally less favorable execution costs for these types of instruments and the use of consolidated obligation discount notes to match-fund advances in the first nine months of 2011, and particularly in third quarter 2011. The interest rates on range consolidated obligation bonds is a fixed interest rate, based on a LIBOR range and the interest rates on step-up consolidated obligations are fixed rates that increase at contractually specified dates.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$11,642,550	0.75	$15,713,795	0.64
Due after one year through two years	3,135,225	2.32	3,384,000	2.24
Due after two years through three years	2,819,500	2.70	3,562,000	2.24
Due after three years through four years	1,345,500	1.75	2,197,500	3.20
Due after four years through five years	1,456,160	2.19	2,615,160	1.61
Thereafter	3,712,610	4.09	4,830,110	3.94
Total par value	24,111,545	1.84	32,302,565	1.73
Premiums	6,350		8,614
Discounts	(16,913)		(20,528)
Hedging adjustments	373,668		188,564
Total	$24,474,650		$32,479,215

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
Our callable consolidated obligation bonds outstanding decreased by $2.2 billion, to $8.9 billion, as of September 30, 2011, compared to December 31, 2010. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds increased as of September 30, 2011 to 37.0%, compared to 34.5% as of December 31, 2010.

During the nine months ended September 30, 2011 and 2010, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called or extinguished during the nine months ended September 30, 2011 and 2010 totaled $25.6 billion and $24.0 billion. See “—Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $137.6 million, to $365.2 million as of September 30, 2011, compared to $502.8 million as of December 31, 2010. Demand deposits comprised the largest percentage of deposits, representing 96.1% and 59.7% of deposits as of September 30, 2011 and December 31, 2010. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $173.1 million, to $1.4 billion, as of September 30, 2011, from December 31, 2010. This increase primarily resulted from improvements in the fair value of our AFS investments classified as other-than-temporarily impaired and net income from the first nine months of 2011.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
September 30, 2011	$158,864	$2,640,699
December 31, 2010	$158,864	$2,639,172

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

 We reclassify capital stock subject to redemption from equity to liability once a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, or we are unable to redeem the capital stock at the end of the applicable statutory redemption period. Excess stock subject to written redemption requests generally remains classified as equity because the penalty of rescission (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) is not substantive as it is based on the forfeiture of future dividends. If circumstances change such that the rescission of an excess stock redemption request is subject to a substantive penalty, we would reclassify such stock as mandatorily redeemable capital stock.
We have been unable to redeem Class A or Class B capital stock at the end of the six-month or five-year statutory redemption period since March 2009. As a result of the Consent Arrangement, we are restricted from redeeming or repurchasing capital stock without Finance Agency approval. See "—Capital Classification and Consent Arrangement" below for additional information.
The following table shows the capital stock holdings of our members, by type, as of September 30, 2011.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	223	$1,267,721
Thrifts	32	326,198
Credit unions	97	146,707
Insurance companies	4	350
Total GAAP capital stock (1)	356	1,740,976
Mandatorily redeemable capital stock (2)		1,058,587
Total regulatory capital stock		$2,799,563

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended September 30,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	160	—	—
Existing member capital stock purchases	—	1,367	—	2,165
Total capital stock purchases	—	1,527	—	2,165
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	6,042	—	2,593
Rescissions of redemption requests	755	—	—	660
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(1,746)	(27,365)	(5,367)	(25,434)
Redemption requests past redemption date	(5,657)	(8,729)	(697)	(29,498)
Net transfers to mandatorily redeemable capital stock	(6,648)	(30,052)	(6,064)	(51,679)
Balance, end of period	$119,806	$1,621,170	$126,454	$1,667,635

Consistent with our Capital Plan, we are not required to redeem activity-based capital stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of September 30, 2011. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock. We had no Class A capital stock voluntary redemptions outstanding as of September 30, 2011.

As of September 30, 2011
Capital Stock - Voluntary Redemption Requests by Date	Class B Capital Stock
(in thousands)
Less than one year	$65,871
One year through two years	49,097
Two years through three years	22,785
Three years through four years	19,793
Four years through five years	2,356
Total	$159,902

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2011. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,746	$16,945
One year through two years	—	7,012
Two years through three years	—	693,684
Three years through four years	—	21,044
Four years through five years	—	82,994
Past contractual redemption date due to remaining activity (1)	558	23,400
Past contractual redemption date due to regulatory action (2)	36,754	174,450
Total	$39,058	$1,019,529

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Dates assume payments of advances and mortgage loans at final maturity.

(2)	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because of Finance Agency restrictions limiting our ability to redeem capital stock.

The number of shareholders with mandatorily redeemable capital stock increased to 82 as of September 30, 2011, from 60 as of December 31, 2010. The increase is primarily due to the expiration of the statutory redemption period on certain voluntary redemption requests and to member mergers and acquisitions during 2009, 2010, and the first nine months of 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $144.1 million as of September 30, 2011, compared to $73.4 million as of December 31, 2010. The increase in retained earnings primarily resulted from the gain on sale of mortgage loans in July 2011. In compliance with our Capital Plan, amended August 5, 2011, to reflect the FHLBanks' Joint Capital Enhancement Agreement, as amended (Capital Agreement) (as discussed below), we allocated $22.2 million of our third quarter 2011 net income to restricted retained earnings and $88.8 million to unrestricted retained earnings in third quarter 2011.
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
Retained Earnings
We reported retained earnings of $144.1 million as of September 30, 2011, an increase of $70.7 million from $73.4 million as of December 31, 2010, due to our net income for the nine months ended September 30, 2011. Under our retained earnings policy, in September 2011, the Board approved a retained earnings target of $669.0 million based on our June 30, 2011 financial results.
The 12 FHLBanks, including the Seattle Bank, entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. On August 5, 2011, the Finance Agency announced that the Acting Director of the Finance Agency had determined that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. In compliance with our Capital Plan, amended August 5, 2011, to reflect the FHLBanks' Capital Agreement, we allocated $22.2 million of our third quarter 2011 net income to restricted retained earnings and $88.8 million to unrestricted retained earnings in third quarter 2011.
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our 2010 annual report on Form 10-K for more information on the Capital Agreement.
AOCL
Our AOCL decreased to $529.3 million as of September 30, 2011, compared to $666.9 million as of December 31, 2010, primarily due to improvements in market prices of our AFS investments classified as other-than-temporarily impaired. See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the nine months ended September 30, 2011 and 2010.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of September 30, 2011 and December 31, 2010.

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
The following table presents our permanent capital and risk-based capital requirements as of September 30, 2011 and December 31, 2010.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	September 30, 2011	December 31, 2010
(in thousands)
Permanent capital:
Class B capital stock	$1,621,170	$1,649,695
Mandatorily redeemable Class B capital stock	1,019,529	989,477
Retained earnings	144,085	73,396
Permanent capital	2,784,784	2,712,568
Risk-based capital requirement:
Credit risk	1,013,171	940,111
Market risk	413,304	584,083
Operations risk	427,942	457,259
Risk-based capital requirement	1,854,417	1,981,453
Risk-based capital surplus	$930,367	$731,115

Our risk-based capital requirement decreased as of September 30, 2011, compared to December 31, 2010, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.

Regulatory Capital-to-Assets Ratio

We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses. As of September 30, 2011, our regulatory capital-to-assets ratio was 7.29%.

The following table presents our regulatory capital-to-assets ratios as of September 30, 2011 and December 31, 2010.

	As of	As of
Regulatory Capital-to-Assets Ratios	September 30, 2011	December 31, 2010
(in thousands, except percentages)
Minimum regulatory capital	$1,615,446	$1,888,319
Total regulatory capital	2,943,648	2,871,432
Regulatory capital-to-assets ratio	7.29%	6.08%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of September 30, 2011 from December 31, 2010.
The following table presents our leverage capital ratios as of September 30, 2011 and December 31, 2010.

	As of	As of
Leverage Capital Ratios	September 30, 2011	December 31, 2010
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,019,307	$2,360,399
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,336,040	4,227,716
Leverage capital ratio	10.74%	8.96%

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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of September 30, 2011 and December 31, 2010.
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
At all times so far during 2011 and in 2010, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements" in our 2010 annual report on Form 10-K.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of September 30, 2011.

	As of September 30, 2011
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Member term deposits	$14,372	$—	$—	$—	$14,372
Consolidated obligation bonds (at par)*	11,642,550	5,954,725	2,801,660	3,712,610	24,111,545
Derivative liabilities	150,720	—	—	—	150,720
Mandatory redeemable capital stock	253,853	700,696	42,136	61,902	1,058,587
Operating leases	840	4,513	—	—	5,353
Total contractual obligations	$12,062,335	$6,659,934	$2,843,796	$3,774,512	$25,340,577
Other Commitments
Standby letters of credit	$537,021	$2,632	$12,497	$—	$552,150
Unused lines of credit and other commitments	16,000	—	—	—	16,000
Total other commitments	$553,021	$2,632	$12,497	$—	$568,150

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of September 30, 2011, we had $1.3 billion in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $1.0 billion.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
 We recorded net income of $111.0 million and $70.7 million for the three and nine months ended September 30, 2011, increases of $101.3 million and $46.8 million from net income of $9.7 million and $23.9 million for the same periods in 2010. The increases in net income were primarily due to a gain on the sale of mortgage loans and significantly lower credit-related charges on PLMBS classified as other-than-temporarily impaired in third quarter 2011.
Net interest income totaled $33.5 million and $77.9 million for the three and nine months ended September 30, 2011, compared to $41.9 million and $132.1 million for the same periods in 2010. While favorably impacted by lower funding costs, net interest income was adversely affected by reduced advance demand, lower returns on short-term and variable interest-rate investments, and a lower balance of mortgage loans. Including the effect of interest-rate swaps associated with derivatives hedging certain of our AFS securities, adjusted net interest income was $44.3 million and $114.2 million for the three and nine months ended September 30, 2011, compared to $45.7 million and $136.2 million for the same periods in 2010. See below for a discussion of this non-GAAP measure.
We recorded $311,000 and $88.3 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2011 and $15.6 million and $82.1 million of such credit losses for the same periods in 2010. The additional credit losses resulted from changes in assumptions regarding future housing prices, loss severities, and timing of defaults on mortgage loans underlying our PLMBS.
In July 2011, we sold $1.3 billion of conventional whole mortgage loans originally purchased under our MPP, resulting in a gain of $73.9 million, which is recorded in other income. No similar activity occurred in 2010.

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
During the three and nine months ended September 30, 2011, our average advance and mortgage loan balances declined significantly from the same periods in 2010, negatively impacting interest-rate spread income. The very low prevailing interest-rate environment during the first nine months of 2011 and in 2010 negatively impacted the yields on our advance, short-term investment, and variable interest-rate long-term investment (e.g., our PLMBS) portfolios. Although our cost of funds declined for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due primarily to the refinancing of a significant portion of our debt portfolio during 2010 and our use of consolidated obligation discount notes and negotiated swapped funding (i.e., structured funding), our access to such funding, which generally results in our most advantageous funding cost, was reduced during the second and third quarters of 2011 due to, among other things, competition from other GSEs, including other FHLBanks. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate in the first nine months of 2011 and in 2010. The combination of these factors contributed to lower net interest-rate spreads and net interest margins for the three and nine months ended September 30, 2011, compared to the same periods in 2010.
The following table summarizes the average rates of various interest-rate indices for the three and nine months ended September 30, 2011 and 2010 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of September 30, 2011 and 2010 and December 31, 2010.

	Average Rate for the Three Months Ended		Average Rate for the Nine Months Ended		Ending Rate as of
Market Instrument	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010	September 30, 2010
(in percentages)
Federal funds effective/target rate	0.08	0.19	0.11	0.17	0.06	0.13	0.15
3-month Treasury bill	0.01	0.14	0.05	0.13	0.02	0.12	0.15
3-month LIBOR	0.30	0.39	0.29	0.36	0.37	0.30	0.29
2-year U.S. Treasury note	0.27	0.53	0.50	0.76	0.24	0.59	0.42
5-year U.S. Treasury note	1.14	1.53	1.69	2.06	0.95	2.01	1.26
10-year U.S. Treasury note	2.40	2.77	3.00	3.31	1.92	3.29	2.51

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2011 and 2010. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$10,970,581	$38,398	1.39	$17,186,544	$44,433	1.03
Mortgage loans	1,831,320	22,578	4.89	3,670,894	47,177	5.10
Investments *	30,818,550	36,185	0.47	30,976,836	50,634	0.65
Other interest-earning assets	82,552	18	0.09	40,927	20	0.20
Total interest-earning assets	43,703,003	97,179	0.88	51,875,201	142,264	1.09
Other assets	(306,085)			(533,385)
Total assets	$43,396,918			$51,341,816
Interest-bearing liabilities:
Consolidated obligations	$40,000,596	62,237	0.62	$48,186,807	100,314	0.83
Deposits	379,513	12	0.01	315,901	78	0.10
Mandatorily redeemable capital stock	1,051,583	—	—	975,778	—	—
Other borrowings	745	—	0.08	118	1	0.22
Total interest-bearing liabilities	41,432,437	62,249	0.60	49,478,604	100,393	0.80
Other liabilities	610,971			746,819
Capital	1,353,510			1,116,393
Total liabilities and capital	$43,396,918			$51,341,816
Net interest income		$34,930			$41,871

Interest-rate spread		$29,881	0.28		$35,298	0.29
Earnings from capital		5,049	0.04		6,573	0.04
Net interest margin		$34,930	0.32		$41,871	0.33

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$11,998,785	$98,369	1.10	$19,311,327	$147,144	1.02
Mortgage loans	2,594,086	97,167	5.01	3,841,852	143,568	5.00
Investments *	30,972,183	94,518	0.41	28,755,549	158,069	0.73
Other interest-earning assets	97,773	85	0.12	42,009	55	0.18
Total interest-earning assets	45,662,827	290,139	0.85	51,950,737	448,836	1.16
Other assets	(342,402)			(586,313)
Total assets	$45,320,425			$51,364,424
Interest-bearing liabilities:
Consolidated obligations	$42,047,764	210,734	0.67	$48,170,918	315,368	0.88
Deposits	343,230	89	0.03	325,891	183	0.08
Mandatorily redeemable capital stock	1,038,194	—	—	957,965	—	—
Other borrowings	330	—	0.09	157	1	0.46
Total interest-bearing liabilities	43,429,518	210,823	0.65	49,454,931	315,552	0.85
Other liabilities	579,035			812,583
Capital	1,311,872			1,096,910
Total liabilities and capital	$45,320,425			$51,364,424
Net interest income		$79,316			$133,284

Interest-rate spread		$65,126	0.20		$111,721	0.31
Earnings from capital		14,190	0.04		21,563	0.04
Net interest margin		$79,316	0.24		$133,284	0.35

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three and nine months ended September 30, 2011, our average assets significantly declined, compared to the same periods in 2010, primarily as a result of lower advance demand, maturing advances, the July 2011 sale of $1.3 billion of mortgage loans, and principal payments on mortgage loans held for portfolio, partially offset, for the nine months ended September 30, 2011, by an increase in average investments due primarily to reinvested advance and mortgage loan proceeds.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011 vs. 2010 Increase (Decrease)			2011 vs. 2010 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(50,214)	$44,179	$(6,035)	$(59,243)	$10,468	$(48,775)
Investments	(258)	(14,191)	(14,449)	11,384	(74,935)	(63,551)
Mortgage loans	(22,752)	(1,847)	(24,599)	(46,737)	336	(46,401)
Other loans	41	(43)	(2)	53	(23)	30
Total interest income	(73,183)	28,098	(45,085)	(94,543)	(64,154)	(158,697)
Interest expense:
Consolidated obligations	(15,311)	(22,766)	(38,077)	(36,783)	(67,851)	(104,634)
Deposits	64	(130)	(66)	9	(103)	(94)
Other Borrowings	4	(5)	(1)	1	(2)	(1)
Total interest expense	(15,243)	(22,901)	(38,144)	(36,773)	(67,956)	(104,729)
Change in net interest income	$(57,940)	$50,999	$(6,941)	$(57,770)	$3,802	$(53,968)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

 Both total interest income and total interest expense significantly decreased for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to significantly lower average advance, mortgage loan, and consolidated obligation balances as well as lower interest rates earned on our average investments and incurred on our average liabilities, partially offset by higher interest rates on our average advance balances and, for the nine months ended September 30, 2011, an increased average investments balance, which led to overall decreased net interest income. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $12.5 million and $37.5 million for the three and nine months ended September 30, 2011, which was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss). Premium amortization for the three and nine months ended September 30, 2010 for our hedged AFS securities total $4.5 million and $4.9 million. The average yield on investments for the nine months ended September 30, 2011 also was impacted by $6.1 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity. During the three and nine months ended September 30, 2011, compared to the same periods in 2010, we experienced larger decreases in the average yields on our interest-earning assets than in the average cost of our interest-bearing liabilities, decreasing our interest-rate spread by 1 and 11 basis points, to 28 and 20 basis points. Our earnings from capital was unchanged at 4 basis points for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

Non-GAAP Measure - Adjusted Net Interest Income
We define adjusted net interest income (a non-GAAP measure) as net interest income (which includes amortization of premiums) determined in accordance with GAAP including the effect of the change in fair value of interest-rate swaps hedging certain of our AFS securities. These investments were purchased a significant premiums and have been designated in benchmark fair value hedging relationships with interest-rate swaps with significant up-front fees. We use adjusted net interest income in our internal analysis of results, and we believe that this metric may be helpful to members and potential members in evaluating the bank's financial performance, identifying trends, and making meaningful period-to-period comparisons. In addition, adjusted net interest income is a useful measure because the gains recorded on the periodic valuation of the interest-rate swaps essentially offset the premium amortization on the associated hedged AFS securities. Although both are recorded on the statements of income, amortization of the premium is recorded in interest income and changes in fair value of the interest-rate swaps are recorded in other income (loss). We believe adjusting net interest income for the effect of the interest-rate swaps allows for a consistent comparison of net interest income across reporting periods.
The following table presents a reconciliation of net interest income reported under GAAP to adjusted net interest income for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
GAAP net interest income	$33,531	$41,871	$77,917	$132,116
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities *	10,754	3,871	36,248	4,098
Adjusted net interest income	$44,285	$45,742	$114,165	$136,214

*
Premium amortization on the associated investments totaled $12.5 million and $37.5 million for the three and nine months ended September 30, 2011, and $4.5 million and $4.9 million for the same periods in 2010. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.

Non-GAAP financial measures, like adjusted net interest income as provided above, have inherent limitations, are not required to be uniformly applied, and are not audited. Non-GAAP measures should not be considered in isolation or as a substitute for analyses of results reported under GAAP.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$24,638	$43,708	(43.6)	$81,773	$133,473	(38.7)
Prepayment fees on advances, net	13,760	725	1,797.9	16,596	13,671	21.4
Subtotal	38,398	44,433	(13.6)	98,369	147,144	(33.1)
Investments	36,185	50,634	(28.5)	94,518	158,069	(40.2)
Mortgage loans	22,578	47,177	(52.1)	97,167	143,568	(32.3)
Interest-bearing deposits and other	18	20	(10.0)	85	55	54.5
Total interest income	$97,179	$142,264	(31.7)	$290,139	$448,836	(35.4)

Interest income decreased significantly for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to significant decreases in average balances of advances and mortgage loans and average yields on investments, partially offset by an increase in the yield on advances and, for the nine months ended September 30, 2011, higher average balances of investments. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $12.5 million and $37.5 million for the three and nine months ended September 30, 2011 and $4.5 million and $4.9 million for the three and nine months ended September 30, 2010, which was essentially offset by gains on the derivatives hedging those investments but recorded in other income (loss).
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 43.6% and 38.7% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to significant declines in average balances. Average advance balances decreased by $6.2 billion and $7.3 billion, or 36.2% and 37.9%, to $11.0 billion and $12.0 billion, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to lower advance demand and maturing advances.
For the three and nine months ended September 30, 2011, overall advance activity increased compared to the same periods in 2010. For the three and nine months ended September 30, 2011, new advances totaled $4.8 billion and $23.8 billion and maturing advances totaled $5.1 billion and $26.3 billion. Advance activity for the three and nine months ended September 30, 2010 included new advances totaling $2.5 billion and $18.5 billion and maturing advances totaling $5.6 billion and $25.5 billion.
The average yield on advances, including prepayment fees on advances, increased by 36 and 8 basis points to 1.39% and 1.10% for the three and nine months ended September 30, 2011, compared to the same periods in 2010. While most advances made during third quarter 2011 had very short terms-to-maturity, some members obtained somewhat longer term-to-maturity advances (generally in the three- to six-month ranges), which increased the yield on advances for the three and nine months ended September 30, 2011, compared to the previous periods. The yield on advances for the three and nine months ended September 30, 2011 was also impacted by prepayments of advances in third quarter 2011, as discussed further below.
Prepayment Fees on Advances
For the three and nine months ended September 30, 2011, we recorded net prepayment fee income of $13.8 million and $16.6 million, primarily resulting from fees charged to borrowers that prepaid $512.5 million and $1.2 billion in advances. For the same period in 2010, we recorded net prepayment fees of $725,000 and $13.7 million. The increase in prepayment fees on advances during third quarter 2011 resulted from the prepayment of $159.0 million of advances of a member that was acquired by a nonmember financial institution. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 28.5% and 40.2% for the three and nine months ended September 30, 2011, compared to the same periods in 2010. These decreases primarily resulted from significantly lower average yields, partially offset for the nine months ended September 30, 2011 by a higher average investment balance. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $12.5 million and $37.5 million for the three and nine months ended September 30, 2011, which was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss). Premium amortization for the three and nine months ended September 30, 2010 for our hedged AFS securities totaled $4.5 million and $4.9 million (also see Note 9 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” and "—Other (Loss) Income" below). The average yield on investments for the nine months ended September 30, 2011 also was impacted by $6.1 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity and by the net interest settlements on the derivatives hedging our AFS securities. The average yield on our investments declined by 18 and 32 basis points, to 0.47% and 0.41%, while the average balance of our investments decreased slightly to $30.8 billion and increased by $2.2 billion, to $31.0 billion, for the the three and nine months ended September 30, 2011, compared to the same periods in 2010.

Because we have been precluded from repurchasing or redeeming capital stock since March 2009, we have invested the proceeds from maturing advances and mortgage loans as well as issuances of member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. During 2010, our investment portfolio increased as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. However, as of September 30, 2011, our investments had declined to $27.8 billion, a decrease of $2.7 billion from the balance as of December 31, 2010, as we began implementing plans to increase our advances as a percentage of total assets as required by the Consent Agreement.
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 52.1% and 32.3% for the three and nine months ended September 30, 2011, compared to the same periods in 2010. These decreases were primarily due to our July 2011 sale of $1.3 billion of mortgage loans and to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP. The average balance of our mortgage loans held for portfolio decreased by $1.8 billion and $1.2 billion, to $1.8 billion and $2.6 billion, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to our sale of mortgage loans and the collection of principal payments. The yield on our mortgage loans held for portfolio decreased by 21 basis points and increased by 1 basis points, to 4.89% and 5.01%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a $1.2 million reduction in interest income related to $12.5 million of mortgage loans being placed on nonaccrual status in third quarter 2011 and to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2011 analysis, we determined that an additional provision for credit losses of $1.4 million was required for the three and nine months ended September 30, 2011. We recorded a provision for credit losses of $1.4 million for the three and nine months ended September 30, 2011, and $1.2 million for the nine months ended September 30, 2010. We recorded no provision for credit losses for the three months ended September 30, 2010.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2011	2010	Percent Decrease	2011	2010	Percent Decrease
(in thousands, except percentages)
Consolidated obligations - discount notes	$1,333	$6,700	(80.1)	$8,174	$16,802	(51.4)
Consolidated obligations - bonds	60,904	93,614	(34.9)	202,560	298,566	(32.2)
Deposits	12	78	(84.6)	89	183	(51.4)
Other	—	1	N/A	—	1	N/A
Total interest expense	$62,249	$100,393	(38.0)	$210,823	$315,552	(33.2)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 80.1% and 51.4% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to lower average balances and lower average costs of funds on our consolidated obligation discount notes. The average balance of our consolidated obligation discount notes decreased by 24.6% and 20.4%, to $11.6 billion and $12.6 billion, and the average yields on such notes decreased by 36 and 8 basis points, to 0.05% and 0.09%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 34.9% and 32.2% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the refinancing of a significant portion of our bond portfolio during 2010, which has generally resulted in lower average cost of funds for consolidated obligation bonds since such refinancing. The average yield on such bonds declined by 28 and 31 basis points, to 0.85% and 0.92%, for the three and nine months ended September 30, 2011, compared to the same periods in 2010. The average balance of our consolidated obligation bonds decreased by 13.4% and 9.0%, to $28.4 billion and $29.5 billion, for the three and nine months ended September 30, 2011, compared to the same periods in 2010.
Deposits
Interest expense on deposits decreased by 84.6% and 51.4% for the three and nine months ended September 30, 2011, compared to the same periods in 2010. The average interest rate paid on deposits decreased by 9 and 5 basis points and the average balance of deposits decreased by $63.6 million and $17.3 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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
Our use of interest-rate exchange agreements increased our income by $34.3 million and $71.0 million for the three and nine months ended September 30, 2011 compared to $974,000 and $17.4 million for the three and nine months ended September 30, 2010. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and nine months ended September 30, 2011 and 2010 , "—Financial Condition as of September 30, 2011 and December 31, 2010—Derivative Assets and Liabilities,” and "—Other (Loss) Income" for additional information on our outstanding interest-rate exchange agreements.

Other Income (Loss)
Other income (loss) includes member service fees, net realized gain on sale of HTM securities, the credit portion of OTTI loss, net gain on derivatives and hedging activities, net gain on sale of mortgage loans, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and net OTTI loss recognized in income is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other income (loss) for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Service fees	$593	$708	(16.2)	$1,842	$2,103	(12.4)
Net realized gain on sale of HTM securities	—	—	N/A	3,559	—	N/A
Net OTTI loss, credit portion	(311)	(15,620)	98.0	(88,295)	(82,066)	(7.6)
Net gain on derivatives and hedging activities	33,432	8,145	310.5	67,887	35,287	92.4
Net gain on sale of mortgage loans held for sale	73,925	—	N/A	73,925	—	N/A
Net realized loss on early extinguishment of consolidated obligations	(6,399)	(5,879)	(8.8)	(9,348)	(11,712)	20.2
Other, net	2	5	(60.0)	123	4	2,975.0
Total other income (loss)	$101,242	$(12,641)	900.9	$49,693	$(56,384)	188.1

Total other income (loss) increased by $113.9 million and $106.1 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a gain on our July 2011 sale of mortgage loans of $73.9 million, increases of $25.3 million and $32.6 million in net gain on derivatives and hedging activities, and, for the three months ended September 30, 2011, a decrease of $15.3 million in credit-related OTTI charges. The significant changes in other (loss) income are discussed in more detail below.
Net Realized Gain on Sale of HTM Securities
During the nine months ended September 30, 2011, we sold $133.1 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in a net gain of $3.6 million. There was no similar activity for the nine months ended September 30, 2010.
Net OTTI Loss, Credit Portion
 As of September 30, 2011, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $311,000 and $88.3 million in our statements of income for the three and nine months ended September 30, 2011 and $15.6 million and $82.1 million for the same periods in 2010. These credit losses on our other-than-temporarily impaired PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 24 years and 21 years as of September 30, 2011 and 2010.

See “—Financial Condition as of September 30, 2011 and December 31, 2010—Investments and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Gain on Derivatives and Hedging Activities
For the three and nine months ended September 30, 2011, we recorded increases of $25.3 million and $32.6 million in our net gain on derivatives and hedging activities, compared to the same periods in 2010.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of income for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2011	2010	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$32,230	$6,238	$62,974	$25,690
Total net gain related to fair value hedge ineffectiveness	32,230	6,238	62,974	25,690
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	17	(2)	17	15
Interest-rate caps or floors	—	—	—	(47)
Net interest settlements	1,185	1,909	4,896	9,629
Total net gain related to derivatives not designated as hedging instruments	1,202	1,907	4,913	9,597
Net gain on derivatives and hedging activities	$33,432	$8,145	$67,887	$35,287

The increases in the net gain on derivatives and hedging activities for the three and nine months ended September 30, 2011, compared to the same periods in 2010, were primarily due to net gains on the instruments hedging our AFS securities and to ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. Changes in the fair value of these interest-rate swaps are recognized each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. Premium amortization on the associated investments totaled $12.5 million and $37.5 million for the three and nine months ended September 30, 2011, and $4.5 million and $4.9 million for the same periods in 2010. The net gain of $10.8 million and $36.3 million on our hedged AFS securities for the three and nine months ended September 30, 2011, compared to $3.9 million and $4.1 million for the same periods in 2010. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.
Further, $1.2 million and $4.9 million of the increase for the three and nine months ended September 30, 2011 related to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond), compared to $1.9 million and $9.6 million for the same periods in 2010. We have decreased our balance of range consolidated obligation bonds since September 30, 2010, due to lack of investor demand for this type of debt.
See “—Effect of Derivatives and Hedging on Income," ”—Financial Condition as of September 30, 2011 and December 31, 2010—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.

Net Gain on Sale of Mortgage Loans
In July 2011, we sold $1.3 billion of mortgage loans, resulting in a gain of $73.9 million. No similar activity occurred in 2010.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three and nine months ended September 30, 2011 and 2010, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreement cancellations, was primarily related to called consolidated obligation bonds (we extinguished no bonds for the three or nine months ended September 30, 2010). Net realized loss on early extinguishment of consolidated obligations increased by $520,000 to $6.4 million for the three months ended September 30, 2011 and decreased by $2.4 million, to $9.3 million, for the nine months ended September 30, 2011, compared to the same periods in 2010.
The following table summarizes the par value and weighted-average interest rates of the consolidated obligations called and extinguished for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consolidated Obligations Called and Extinguished	2011	2010	2011	2010
(in thousands, except interest rates)
Consolidated obligations called:
Par value	$13,288,250	$11,783,000	$25,580,995	$24,024,800
Weighted-average interest rate	1.30%	1.62%	1.22%	1.78%
Consolidated obligations extinguished:
Par value	$—	$—	$5,250	$—
Weighted-average interest rate	—%	—%	4.88%	—%

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

The following table presents the components of our other expense for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,744	$6,212	8.6	$19,871	$21,637	(8.2)
Occupancy cost	1,324	2,189	(39.5)	3,781	4,784	(21.0)
Other operating	6,120	6,363	(3.8)	19,293	16,668	15.7
Finance Agency	1,011	610	65.7	3,843	1,902	102.1
Office of Finance	716	588	21.8	2,062	1,746	18.1
Other	43	106	(59.4)	217	(3,587)	106.0
Total other expense	$15,958	$16,068	(0.7)	$49,067	$43,150	13.7

Other expense decreased by $110,000 for the three months ended September 30, 2011 and increased $5.9 million for the nine months ended September 30, 2011, compared to the same periods in 2010. The increase for the nine months ended September 30, 2011 was primarily due to increased other operating expenses and Finance Agency expense and to the 2010 release of $3.9 million in our allowance for derivative counterparty credit loss related to our then outstanding receivable with Lehman Brothers Special Financing for which there was no comparable action in 2011. The increases in other operating expense for the nine months ended September 30, 2011, compared to the same period in 2010, primarily reflected the impact of outsourcing our information technology to a third party service provider, partially offset by corresponding reductions in compensation and benefits expense. Occupancy costs for the three and nine months ended September 30, 2011 decreased compared to the same periods in 2010, due to our subleasing of a portion of our rented facilities, Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. Finance Agency expenses increased for the three and nine months ended September 30, 2011 primarily as a result of incremental expenses for the Finance Agency's Office of the Inspector General. In addition, for the nine months ended September 30, 2011, Finance Agency expense included an adjustment of $655,000 related to 2010, 2009, and 2008.
Assessments
Our assessments for AHP and REFCORP have been based on our net earnings before assessments. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation; as a result, the FHLBanks, including the Seattle Bank, did not record any REFCORP assessments during third quarter 2011. Going forward, assessments will only be determined for AHP. The increased AHP assessments resulted from our higher net income for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

The table below presents our AHP and REFCORP assessments for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
AHP and REFCORP Assessments	2011	2010	Percent Increase/(Decrease)	2011	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
AHP	$7,854	$1,074	631.3	$7,854	$2,659	195.4
REFCORP	—	2,418	(100.0)	—	5,985	(100.0)
Total assessments	$7,854	$3,492	124.9	$7,854	$8,644	(9.1)

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” included in our 2010 annual report on Form 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of the change in valuation methodology on our mortgage loans implemented on June 30, 2011, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates, as described in our 2010 annual report on Form 10-K, during the three and nine months ended September 30, 2011. Although there has been no change in our methodology relating to our determination of allowances for credit losses, we have expanded our discussion of this methodology from that included in our 2010 annual report on Form 10-K, which is included below.
Fair Valuation of Financial Instruments
Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us. As a result of our July 2011 sale of mortgage loans, we have incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to current GSE underwriting standards, and delivery costs.
Determination of Allowances for Credit Losses
We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent credit losses, comparing the inherent credit losses to credit enhancements, and establishing general or specific reserves if necessary. We believe that we have adequate policies and procedures in place to effectively manage our mortgage loan credit risk. We estimate mortgage loan losses based on our projection of mortgage loan losses inherent in the mortgage loan portfolio as of the statement of condition date. Any allowance for mortgage loan losses is reported as a separate line item in the statement of condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses, including consideration of credit enhancements.
Until 2006, when we stopped purchasing mortgage loans under our MPP, we acquired both government-guaranteed and conventional fixed-rate mortgage loans.

Government-Guaranteed Mortgage Loans
Government-guaranteed mortgage loans are insured by the FHA. The Seattle Bank members from which we purchased government-guaranteed whole mortgage loans under the MPP maintain guarantees from the FHA regarding the mortgage loans and are responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan; accordingly, we have determined that these mortgage loans do not require a loan loss allowance.
Conventional Mortgage Loans
Our credit risk exposure on conventional mortgage loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate securing the applicable conventional mortgage loan, offset by (i) the borrower's equity in the related real estate held as collateral and (ii) the related credit enhancements, including PMI, if applicable, and the participating institution's LRA. PMI is additional insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. An LRA is a performance-based holdback reserve to which we have no rights other than those granted under the participating financial institutions' master contracts for reimbursement of conventional mortgage loan losses caused by the mortgagors' failure to pay amounts due in full. The required funding level for each LRA was established at the time of purchase based on our analysis of expected credit losses on the mortgage loans included in the applicable delivery contract. By the contractual terms, the LRA funds may be used only to offset any actual losses that may occur over the life of the applicable mortgage loans on which the LRA is based or will be returned to the participating institution if actual losses are less than expected.
Our review for credit loss exposure includes PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Each conventional mortgage loan is associated with a specific master contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for the applicable conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage.
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance Co. will only be paying out 50% of the claim amounts with the remaining claim being deferred until the company is liquidated. As of September 30, 2011, PMI Mortgage Insurance Co. provides primary mortgage insurance on $5.1 million of our conventional mortgage loans, of which $893,000 are 90 days or more past due. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.
We project the inherent losses on our conventional mortgage loans using the same modeling software, inputs, and assumptions that are used in our determination of other-than-temporary impairments of our PLMBS. These inputs and assumptions, which are applied to our individual conventional mortgage loans, relate to remaining payment terms, prepayment speeds, default rates, loss severity, loan characteristics, expected housing price changes, and interest-rate estimates.
For our allowance calculation, we include all estimated credit losses and estimated selling costs (total estimated credit losses) on mortgage loans currently in foreclosure, 180 days or more past due, or projected to become 180 days or more past due in the next 24 months. We then aggregate these total estimated credit losses at the master contract level and determine our loss exposure after credit enhancements (i.e., PMI and LRA). The LRA, which is recorded in “other liabilities” in our statements of condition, totaled $8.9 million and $12.3 million as of September 30, 2011 and December 31, 2010. Based on our analysis, as of September 30, 2011 and December 31, 2010, we determined that an allowance for credit losses of $3.2 million and $1.8 million was required to cover the total estimated credit losses in excess of the credit enhancements as of such dates.

Also see "—Financial Condition as of September 30, 2011 and December 31, 2010—Investments, —Derivative Assets and Liabilities, and —Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13" in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed further below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. The following table summarizes our primary risk measures as of September 30, 2011 and December 31, 2010.

	As of	As of
Primary Risk Measures	September 30, 2011	December 31, 2010
Effective duration of equity	1.1	1.25
Effective convexity of equity	(1.18)	(1.84)
Effective key-rate-duration-of-equity mismatch	1.74	1.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.30)%	(2.08)%
- 100 basis point shock scenario (in percentages)	0.74%	0.00%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of September 30, 2011, the decrease in the effective duration of equity from that of December 31, 2010 primarily resulted from increases in duration contributions of our consolidated obligations, which were more than offset by decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments.
The increase in the effective convexity of equity as of September 30, 2011 from December 31, 2010 was primarily caused by decreases in the negative convexity contributions of MPP assets and increased positive convexity contributions from unswapped consolidated obligations.
Effective key-rate-duration-of-equity mismatch increased as of September 30, 2011 from December 31, 2010, primarily due to the changes in the composition of our statements of condition.
The estimated changes in our market value-of-equity sensitivity resulting from 100-basis point changes in interest rates between September 30, 2011 and December 31, 2010 were a result of changes in the composition of our statements of condition and changes in interest rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
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

Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of September 30, 2011 and December 31, 2010.  The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of September 30, 2011 and December 31, 2010.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	September 30, 2011	December 31, 2010	Limit
Effective duration of equity	0.49	(0.43)	+/-5.00
Effective convexity of equity	(0.13)	(2.29)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.95	0.86	+/-3.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.02)%	(0.66)%	+/-4.50%
- 100 basis point shock scenario	0.47%	(1.12)%	+/-4.50%
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of September 30, 2011 and December 31, 2010—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2011, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting
The acting president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all but a couple of issues, allowing the cases to proceed to the discovery phase. We have begun the discovery process.

ITEM 1A. RISK FACTORS

Our 2010 annual report on Form 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2010 annual report on Form 10-K and in our reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. The Consent Arrangement requires the Seattle Bank to take specified actions (including remediating various concerns) and meet and maintain various standards, including a minimum retained earnings requirement. The Consent Arrangement established the Stabilization Period (defined as commencing as of the date of the Consent Order and continuing through the filing of our second quarter 2011 report on Form 10-Q with the SEC), during which period the Seattle Bank continued to be classified as "undercapitalized" by the Finance Agency. Although we met our minimum retained earnings requirement as of September 30, 2011, we did not meet this requirement as of June 30, 2011. We continue to be classified as undercapitalized. We cannot predict whether or when we will meet the requirements of the Consent Arrangement at future quarter ends, whether or when the Finance Agency will change our capital classification even if we meet the requirements of the Consent Arrangement, or whether the Finance Agency will take additional actions or require us to meet additional requirements or conditions.
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
On October 25, 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (which ended with the filing of our second quarter 2011 report with the SEC) and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
With the exception of not meeting the minimum retained earnings requirement under the Consent Arrangement as of June 30, 2011, we met all minimum financial metrics at each quarter end during the Stabilization Period and also did so as of September 30, 2011. In addition, we have continued taking the specified actions noted in the Consent Arrangement and are working toward meeting the agreed-upon milestones and timelines for developing our plans to address the requirements for asset composition, capital management, and other operational and risk management objectives.
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

The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and, as such, restricted from redeeming or repurchasing capital stock without Finance Agency approval.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The measures taken by the Federal Reserve intended to depress interest rates could adversely impact our business, including our financial condition and results of operations.
As discussed in "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial Condition and Results - Third Quarter 2011 Highlights," the Federal Reserve has taken several measures intended to depress short-term and longer-term interest rates.  These measures could adversely affect the Seattle Bank in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized without being offset by beneficial effects of these measures.
The FHLBanks' ability to access the capital markets, as their primary source of funding, may be adversely affected by any market disruptions that could occur if credit ratings on FHLBank System consolidated obligations change.
S&P and Moody's have each taken various actions regarding credit ratings on the FHLBanks and the FHLBank System's consolidated obligations based on the implied linkage between the FHLBanks, and the FHLBank System's consolidated obligations, to the U.S. government. On August 5, 2011, S&P lowered its U.S. long-term credit rating from “AAA” to “AA+” and, on August 8, 2011, downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 10 of the 12 FHLBanks from “AAA” to “AA+” with a negative outlook. The Seattle Bank and the FHLBank of Chicago were already rated “AA+” by S&P. The outlook for the FHLBank System's senior unsecured debt and all 12 FHLBanks is negative. S&P's actions did not affect the short-term "A-1+" ratings of the FHLBanks and the FHLBank System's debt issues. On August 2, 2011, Moody's confirmed the long-term "Aaa" rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, the rating outlook for the FHLBank System and the 12 FHLBanks has also been revised to negative.
These downgrades in credit ratings and outlook could result in higher funding costs, disruptions in FHLBank access, including Seattle Bank, access to capital markets, including additional collateral posting requirements under certain derivative instrument agreements (see Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements") or reductions in the fair value of investments in GSE debt obligations or MBS. Furthermore, member demand for certain advance products could weaken. To the extent that the FHLBanks, including the Seattle Bank, cannot access funding when needed on acceptable terms to effectively manage their cost of funds, their financial condition and results of operations and the value of FHLBank membership may be negatively affected.
In addition, in accordance with agreement on the U.S. debt ceiling, a congressional joint select committee on deficit reduction was convened to formulate a draft proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have been enacted into law in connection with the debt ceiling agreement. These deficit reduction measures are required to be enacted by December 23, 2011, otherwise $1.2 trillion in spending cuts will automatically take effect. If this process results in weakened perceptions of the U.S. government's commitment to satisfy its obligations or otherwise falls short of what the NRSROs believe is necessary for the U.S. government to retain its current credit ratings, S&P or other NRSROs could determine to downgrade, or further downgrade, the U.S. government's debt obligations (and, in turn, those of GSEs, including the FHLBanks), which could negatively impact our business, including our financial condition and results of operations.

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

Federal Home Loan Bank of Seattle

By:	/s/ Steven R. Horton	Dated:	November 10, 2011
Steven R. Horton
Acting President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	November 10, 2011
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