Form 10-K
period 2011-12-31
Federal Home Loan Bank of Seattle
filed 2012-03-23
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☒
 Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2011, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,406,988 shares of its Class B capital stock. As of February 29, 2012, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,415,794 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
significant reductions in members' advance demand as a result of factors such as decreased retail customer lending, increased retail customer deposits, and use of alternative sources of wholesale funding;

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from the Finance Agency's post-Stabilization Period (see below) review or our failure to satisfy the requirements of the Consent Arrangement;

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

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform affecting the FHLBank System, centralized derivatives clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

•	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, market, liquidity, operational, credit, and collateral risk management, information technology initiatives, and internal controls;

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

•	our inability to retain or timely hire key personnel;

•	changing accounting guidance, including changes relating to financial instruments, that could adversely affect our financial statements;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations; and

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

The primary sources of funding for all of the FHLBanks are consolidated obligation bonds and discount notes, which are collectively referred to as consolidated obligations, that are issued on behalf of the FHLBanks by the Office of Finance. Although consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is primarily liable only for the portion of the consolidated obligations in which it participates. Consolidated obligations are not guaranteed, directly or indirectly, by the U.S. government. To a significantly lesser extent, additional funding is obtained from the issuance of capital stock, deposits, and other borrowings. Since July 30, 2008, the FHLBanks have been supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Federal Housing Finance Board (Finance Board) supervised and regulated the FHLBanks. References throughout this document to actions or regulations of the Finance Agency also include the actions or regulations of the Finance Board where they remain applicable.
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
On January 30, 2012, Michael L. Wilson assumed the position of president and chief executive officer of the Seattle Bank, which appointment we previously announced on December 15, 2011.
For the year ended December 31, 2011, we reported net income of $84.0 million, and as of December 31, 2011, we had total assets of $40.2 billion, total deposits of $287.0 million, and retained earnings of $157.4 million.
Membership and Market
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock. Former members include certain nonmembers that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank (or former Seattle Bank) member. All federally insured depository institutions, community development financial institutions (CDFIs), and insurance companies engaged in residential housing finance located in our district are eligible to apply for membership. As of December 31, 2011, commercial banks and thrifts comprised 71.7% and credit unions comprised 27.2% of our shareholders.
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
Twelve institutions became members of the Seattle Bank during 2011. As of December 31, 2011, the Seattle Bank had 353 members, which represented approximately 42% of the non-privately held financial institutions in our district. However, many of the nonmember financial institutions do not meet the eligibility criteria required for membership in the Seattle Bank, including asset composition or financial condition requirements. We also had 22 nonmember shareholders awaiting redemption of their stock by us as a result of mergers and acquisitions. Additionally, we had six approved housing associates (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below) that were not required to purchase our stock to use our services within the parameters of our regulations and policies.
During 2011, five of our members were acquired, merged, or closed by the FDIC or National Credit Union Association (NCUA). We believe that the continuing difficulties in the U.S. mortgage and commercial real estate markets may result in additional member institution failures or further consolidation in 2012, which could further negatively impact advance demand and membership in the Seattle Bank.

The following tables show the capital stock holdings of our members and the geographic locations of our shareholders, by type, as of December 31, 2011.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	219	$1,263,501
Thrifts	32	326,198
Credit unions	98	149,628
Insurance companies	4	350
Total GAAP capital stock (1)	353	1,739,677
Mandatorily redeemable capital stock (2)		1,060,767
Total regulatory capital stock		$2,800,444

(1)	Capital stock as classified within the equity section of the statement of condition according to accounting principles generally accepted in the United States (GAAP).
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statement of condition.

Shareholders by State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total
Alaska	5	1	5	—	11
Guam	2	1	2	—	5
Hawaii	6	2	11	—	19
Idaho	16	2	3	1	22
Montana (1)	55	2	9	—	66
Oregon (1)	31	3	19	1	54
Utah (1)	30	3	14	1	48
Washington (1)	51	15	31	1	98
Wyoming	27	3	5	—	35
Other (2)	13	1	3	—	17
Total	236	33	102	4	375

(1)	In-district nonmember shareholders (Montana: 1, Oregon: 1, Utah: 2, Washington: 1) hold capital stock as a result of merger or acquisition, pending redemption.
(2)	Out-of-district nonmember shareholders holding capital stock, as a result of a merger or acquisition, pending redemption.

Institutions that are members of the Seattle Bank must have their principal places of business within the Twelfth District but may also operate outside of our district. In addition, some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or a different FHLBank.
The value of membership in the Seattle Bank is derived primarily from the following aspects of our business:

•	the access we provide to readily available funding for liquidity and balance sheet management purposes;

•
the relatively low rates at which members can borrow from us, which stems from our ability to raise funds in the financial markets at favorable interest rates through the issuance of consolidated obligations, due primarily to the FHLBank System’s "AA+" credit rating;

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the services and educational programs we provide to members; and

•	the dividends we may pay our members in the future (with Finance Agency approval).
In addition, we leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations to provide value to our members. We use the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved nonmember borrowers (i.e., housing associates, as discussed further below). We also use the proceeds from consolidated obligations to purchase investments to maintain our leverage and capital ratios and to earn income on those investments. Interest income from our advances, investments, and mortgage loans held for portfolio, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and any dividends paid to our members.

Our Business
Products and Services
Advances
We provide credit, principally in the form of secured advances, to our members and housing associates, at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower's special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and embedded options, such as call or put options. Borrowers pledge mortgage and other secured loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure their advances.
Advances to Members
Advances generally support our members' mortgage lending activities. In addition, advances made to member community financial institutions (CFIs) may be used for the purpose of providing loans to small businesses, small farms, and small agri-businesses. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a permitted lending purpose and as eligible collateral for advances to CFIs. CFIs are financial institutions that, as of the date of the transaction at issue, have had average assets over the last three years of no more than $1.1 billion.
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
Advances to Housing Associates
Under the FHLBank Act, we are permitted to make advances to housing associates that are approved under Title II of the National Housing Act. A housing associate must be a government agency or chartered under federal or state law with rights and powers similar to those of a corporation and subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to housing associates as apply to members, housing associates are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. The financial condition of a housing associate must be such that, in our sole opinion, we can safely make advances to it.

The following table summarizes the par value of our advances outstanding by member classification as of December 31, 2011 and 2010.

	As of	As of
Advances by Member Type	December 31, 2011	December 31, 2010
(in thousands)
Commercial banks	$7,496,620	$9,299,859
Thrifts	2,629,627	2,850,880
Credit unions	389,033	610,935
Total member advances	10,515,280	12,761,674
Housing associates	3,082	15,105
Other nonmember borrowers	391,648	211,423
Total par value of advances	$10,910,010	$12,988,202

Types of Advances
The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain options or payment features, such as conversion from variable to fixed interest rates, that are affected by market interest rates or that alter the cash flows of the advances. With the exception of returnable, cash management, and symmetrical prepayment advances, our advances are subject to prepayment fees for payment of principal prior to maturity. We generally determine the amount of fees charged for prepayments using the interest rate, amount, and remaining time to maturity of the advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower's decision to prepay an advance. With the exception of overnight and other very short-term advances, we generally do not make advances of less than $100,000.
The following table summarizes our various advance product offerings as of December 31, 2011.

Available
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets
Variable interest-rate advances:
Cash management (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Advance renews automatically unless repaid by the borrower.	Based on overnight federal funds rate or our one-day discount note rate and resets daily.
Adjustable	One to five years	Principal is due at maturity.	Resets based on a spread to a specified interest-rate index, e.g., London Interbank Offered Rate (LIBOR) or prime.
Fixed interest-rate advances:
Non-amortizing	Short-term (seven days to one year) or long-term (one to 30 years)	Principal is due at maturity.	No reset.
Amortizing	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis.	No reset.
Structured advances:
Putable (non-knockout)	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates.	Fixed interest rate. No reset. We have the option to terminate the advance on specific dates throughout the term after a lock-out period.
Putable (knockout)	One to 10 years	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates.	Fixed interest rate. No reset. Advance is automatically cancelled by us in the event that LIBOR exceeds a pre-determined interest rate on set future dates.
Capped floating rate	Two to 10 years	Principal is due at maturity.	Reset based on a spread to LIBOR and capped at a pre-determined interest rate.

Available
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets
Structured advances (continued):
Floored floating rate	Two to 10 years	Principal is due at maturity.
Based on a spread to LIBOR. Should LIBOR decline below a pre-determined interest rate, the advance interest rate will be reduced to an interest rate that reflects LIBOR less the difference between the pre-determined interest rate and LIBOR.

Floating-to-fixed convertible	One to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates.
Initially based on a spread to LIBOR. Converts to a fixed interest-rate advance on a pre-determined date. We have the option to terminate the advance on specific dates throughout the term after a lock-out period.

Returnable or prepayable	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the member may apply for a new advance at then-current rates.	No reset. Includes option for borrower to prepay the advances without a prepayment fee on specific dates throughout the term after a lock-out period.
Symmetrical prepayment	One to 30 years	Principal is due at maturity.	No reset. Borrower may prepay advance prior to maturity. Borrower may pay prepayment fee or receive prepayment credit, depending upon movement in interest rates.

The types and par amounts of advances outstanding as of December 31, 2011 and the amount of interest-rate income generated by each advance type for the year ended December 31, 2011 are described in the table below.

	As of December 31, 2011		For the Year Ended December 31, 2011
Advance Type	Par Value of Advances Outstanding	Percent of Total Advances Outstanding	Advances Income (1)	Percent of Advances Income
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$14,135	0.1	$258	0.1
Adjustable	619,536	5.7	8,976	3.3
Fixed interest-rate advances:
Non-amortizing	6,544,954	60.1	102,156	38.0
Amortizing	385,569	3.5	21,204	7.9
Structured advances:
Putable advances:
Non-knockout	2,687,016	24.6	113,797	42.4
Knockout	397,500	3.6	13,133	4.9
Capped floater	10,000	0.1	1,063	0.4
Floating-to-fixed convertible (2)	115,000	1.1	7,544	2.8
Symmetrical prepayment	136,300	1.2	460	0.2
Total	$10,910,010	100.0	$268,591	100.0

(1)
Advances income shown in the table above excludes the impact of hedging adjustments, amortization of discounts on Affordable Housing Program (AHP) advances, commitment fees, and amortization of prepayment fees. These amounts are included in advances income or advance prepayment fee income or credit, net in the statement of operations.

(2)	As of December 31, 2011, these advances have passed their conversion date and have converted to fixed interest-rates.

Security Interests
We are required under the FHLBank Act to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. Eligible collateral for member borrowers includes:

•	one to four-family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

•
securities issued, insured, or guaranteed by the U.S. government or any of its agencies, such as mortgage-backed securities (MBS) issued or guaranteed by Government National Mortgage Association (Ginnie Mae);

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
Housing associates are subject to more stringent collateral requirements than member borrowers. For example, for housing associates that are not state housing finance agencies, collateral generally is limited to whole first-mortgage loans on improved residential real estate that are insured by the Federal Housing Administration (FHA) of the U.S. Department of Housing and Urban Development (HUD) under Title II of the National Housing Act. Securities that represent a whole interest in the principal and interest payments due on a pool of FHA mortgage loans also are eligible. Housing associates that qualify as state housing finance agencies have collateral requirements that are comparable to those applicable to members. Collateral for housing associates is maintained in our physical possession.
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

We determine the appropriate collateral control category based on a risk analysis of each member borrower, using regulatory financial reports and other information. In general, collateral needed to meet minimum requirements must be owned by the member borrower, or in certain cases, a member's affiliate approved by us, and must be identified on the member's or the affiliate's books and records as being pledged to us. Member borrowers must comply with collateral requirements before we fund an advance. Member borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. Over recent years, due to deteriorated market conditions and pursuant to the terms of our advance agreements, we moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of December 31, 2011, 25.4% of our borrowers, representing 11.1% of the par value of our outstanding advances, were on the physical possession collateral arrangement.

The Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most member borrowers grant us a blanket lien covering substantially all of their assets and, as a standard practice, we file a financing statement evidencing the blanket lien.
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
Borrowing Capacity
Borrowing capacity depends on the collateral provided by a borrower. To determine the value against which we apply these specified discounts, we use the estimated market value of the pledged collateral (calculated as unpaid principal balance multiplied by a market value adjustment factor), discounted cash flows for mortgage loans, and a third-party pricing source for securities for which there is an established market. In addition, for some whole loan collateral, we utilize third-party valuation services to estimate the collateral's market value.
The following table details the types of collateral by category of collateral control arrangement, including the range of collateral borrowing capacity and weighted-average effective borrowing capacity of collateral pledged to the Seattle Bank as of December 31, 2011.

Type of Collateral	Borrowing Capacity Applied to Collateral	Weighted-Average Effective Borrowing Capacity as of December 31, 2011
(in percentages)
Blanket pledge:
Single-family mortgage loans	72.0	72.0
Multi-family mortgage loans	57.0	57.0
Government-guaranteed loans	90.0	90.0
Home equity loans/lines of credit	34.0	34.0
Commercial loans	56.0	56.0
CFI collateral	55.0-57.0	55.4
Listing:
Single-family mortgage loans	72.0-80.0	79.0
Multi-family mortgage loans	50.3-56.6	50.6
Home equity loans/lines of credit	37.2-54.3	45.4
Commercial loans	54.4-64.0	54.8
Physical possession:
Single-family mortgage loans	72.0-76.1	72.2
Multi-family mortgage loans	28.0-57.0	53.6
Government-guaranteed loans	90.0	90.0

Type of Collateral (continued)	Borrowing Capacity Applied to Collateral	Weighted-Average Effective Borrowing Capacity as of December 31, 2011
Physical possession (continued):
Home equity loans/lines of credit	34.0-40.8	36.6
Commercial loans	46.2-56.0	54.2
CFI collateral	55.0-57.0	55.3
Cash, U.S. government/U.S. Treasury securities	93.0	93
U.S. agency securities (excluding MBS) *	80.0-97.0	91.9
U.S. agency MBS/collateralized mortgage obligations (CMOs)	67.0-95.0	93.1
PLMBS	87.0-95.0	94.4
Commercial MBS	80.0	80.0
Other securities	95.0	95.0
Total	28.0-97.0	65.5

*
Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the U.S. Department of Agriculture.

Management of Credit Risk
In order to manage the credit risk of our advances, we monitor and assess our member borrowers' creditworthiness using financial information they provide to their regulators on a quarterly basis, regulatory examination reports, other public information, and information submitted by member borrowers. We generally assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs, and economic conditions. We review member borrowers that are exhibiting a weak or deteriorating financial condition or CAMELS rating in greater detail.
The CAMELS rating system generates a regulatory rating of a financial institution's overall condition, based on onsite examinations by a financial institution's primary regulator of six factors: capital adequacy, asset quality, management quality, earnings, liquidity, and sensitivity to market risk. Each financial institution's regulator assigns the institution a score on a scale of 1 (best) to 5 (worst) for each of the six factors, along with a composite or overall rating that is based on a combination of the factors' scores and an overall evaluation. Financial institutions with a composite rating of 1 or 2 are considered to be high-quality institutions that present few supervisory concerns.
We review and verify collateral pledged by member borrowers according to the member's financial condition, collateral quality, and other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications, unless they also pledge whole loan collateral. In addition, for members with a weakened financial condition that have our lowest internal risk weighting, we utilize a separate internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances.
 For our housing associates, we typically utilize annual reports, which include fiscal year-end financial data, as well as interim financial statements and other information requested from these borrowers. Housing associates must provide current financial statements and meet all eligibility tests prior to consideration of borrowing requests. Certifications relating to their status as an eligible housing associate, use of proceeds, and eligibility of collateral are required with each advance. Housing associates that request recurring borrowing facilities are reviewed periodically.

Concentration and Pricing of Advances
Our advance balances are concentrated with commercial banks and savings institutions. The following table identifies our top five borrowers (at the holding company level) and the par value of their advance balances as of December 31, 2011 and 2010, and income from these borrowers' advances for the years ended December 31, 2011 and
2010.

	As of December 31,				For the Years Ended December 31,
	2011		2010		2011	2010
Top Five Borrowers by Holding Company Advances Outstanding (1)	Advances at Par Value	Percent of Advances at Par	Advances at Par Value	Percent of Advances at Par	Advances Income (2)	Advances Income (2)
(in thousands, except percentages)
Bank of America Corporation	$4,251,471	39.0	$4,107,993	31.6	$41,418	$69,321
Charlotte, NC
Washington Federal, Inc.	1,950,000	17.9	1,850,000	14.2	76,200	83,508
Seattle, WA
Glacier Bancorp, Inc.	1,049,046	9.5	945,141	7.3	12,576	9,471
Kalispell, MT
Capmark Bank	391,113	3.6	946,384	7.3	8,579	16,270
Midvale, UT
Central Pacific Financial Corporation	not in top 5	—	551,268	4.3	—	18,054
Honolulu, HI
Sterling Financial Corporation	304,236	2.8	not in top 5	—	4,057	—
Spokane, WA
Total	$7,945,866	72.8	$8,400,786	64.7	$142,830	$196,624

(1)
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than that of individual member institutions.

(2)
Advances income shown in this table excludes the impact of hedging adjustments, amortization of discounts on AHP advances, commitment fees, and amortization of prepayment fees. These amounts are included in advances income or advance prepayment fee income or credit, net on the statement of operations.

The weighted-average interest rate of our advances is highly dependent upon the type of advances within our portfolio, the advances' origination dates, and the terms to maturity, as well as our cost of funds (upon which our advance pricing is based). Throughout 2011, the federal funds target and effective rates remained relatively stable and very low, at a range of zero to 0.25%. The current low interest-rate environment, decreased member demand, and prepayments and maturities of advances have contributed to significantly lower weighted-average interest rates on our advances across most terms to maturity.

The table below provides information on the par value, weighted-average interest rates, and terms on the types of advances held by our top five borrowers (at the holding company level) and all other borrowers as of December 31, 2011.

	Top Five Borrowers by Holding Company				All Other Borrowers
Advance Type	Par Value of Advances Outstanding	Weighted- Average Interest Rate	Weighted-Average Term (months)	Weighted-Average Remaining Term (months)	Par Value of Advances Outstanding	Weighted- Average Interest Rate	Weighted-Average Term (months)	Weighted-Average Remaining Term (months)
(in thousands, except interest rates and months)
Variable interest-rate advances:
Cash management	$43	2.25	0.1	0.1	$14,092	0.65	12.0	9.1
Adjustable	502,036	0.63	59.4	11.6	117,500	1.40	44.8	18.2
Fixed interest-rate advances:
Non-amortizing	5,347,739	0.72	15.6	6.2	1,197,215	3.11	64.8	29.6
Amortizing	107,048	6.35	253.3	104.8	278,521	4.46	149.9	88
Structured advances:
Putable advances:
Non-knockout	1,637,000	4.16	118.2	58.8	1,050,016	3.89	99.6	45.5
Knockout	352,000	3.40	105.7	64.7	45,500	3.47	60.7	22.0
Capped floater	—	—	—	—	10,000	3.16	60.0	41.0
Floating-to-fixed convertible *	—	—	—	—	115,000	4.72	104.3	45.9
Symmetrical prepayment	—	—	—	—	136,300	1.31	40.9	38.8
Total par value of advances	$7,945,866	1.62	46.7	21.3	$2,964,144	3.42	84.5	41.2

*	As of December 31, 2011, these advances have passed their conversion date and have converted to fixed interest rates.

We are not subject to any regulatory or other restrictions on concentrations of advances with particular categories of institutions or with individual borrowers. Nevertheless, we monitor our advance activity and provide a variety of information to our Board of Directors (Board) regarding advance balances and activity trends by type of advance, customer, and other relevant measures. Because a large concentration of our advances is held by a limited number of borrowers, changes in this group's borrowing decisions, including decreased demand, have affected and still can significantly affect the amount of our advances outstanding. We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future.
Our three primary pricing alternatives for advances are as follows.

•
Differential pricing - Borrowers can request an advance rate lower than our posted rates and, subject to specific criteria and delegated authority, certain Seattle Bank staff members may adjust the pricing levels within specified parameters.

•	Daily market-based pricing - Borrowers receive the pricing posted on our website.

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

The differential pricing option is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. Since mid-2009, the increasing availability of liquidity alternatives has increased our need to compete via differential pricing such that this alternative has been used to price the majority of our outstanding advances. We believe that the use of differential pricing gives us greater flexibility to compete for advance business. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Further, because our administrative costs are largely fixed, our marginal administrative costs per dollar advance are lower on larger advances than on smaller advances. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all our members.
Other Mission-Related Community Investment Programs
We provide direct and indirect support for affordable housing and community economic development through our community investment programs. These programs are designed to make communities better places to work and live and to assist our members in meeting their Community Reinvestment Act responsibilities. Through our AHP/Home$tart Program and our Community Investment Program/Economic Development Fund (CIP/EDF), our members have access to grants, subsidized and reduced interest-rate advances, and standby letters of credit to support affordable rental and homeownership opportunities and economic development initiatives that benefit very low-, low-, and moderate-income populations. We administer and fund these programs as described below.
AHP/Home$tart Program
The AHP is funded with 10% of our annual net earnings. Funds are typically awarded through a competitive application process, a portion of which may be allocated to our homeownership set-aside program, the Home$tart Program.
AHP Competitive Program
Through the AHP competitive program, we offer grants and subsidized advances to Seattle Bank members that typically partner with community sponsors to acquire, develop, or rehabilitate affordable rental or owner-occupied housing for very-low, low-, or moderate-income households, which are defined as households with an income at or below 80% of the area's median income, adjusted for family size. AHP funds may be used for gap financing, to reduce principal or interest rates on loans, or to assist with down payment or closing costs. In 2011, we allocated our entire $2.3 million AHP contribution to the AHP Competitive Program.
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
CIP/EDF
We offer reduced interest-rate advances and standby letters of credit for qualifying affordable housing and economic development initiatives through our CIP/EDF. CIP/EDF reduced interest-rate advances have interest rates up to 30 basis points below our posted advance rates, with terms of one to 30 years. CIP/EDF funds may be used for a variety of eligible activities, including the financing of small businesses, affordable rental and owner-occupied housing, and new roads, bridges, and sewage treatment plants.

Letters of Credit
We issue letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are structured to meet member needs. As of December 31, 2011, our outstanding letters of credit totaled $512.0 million.

Mortgage Loans Held for Portfolio
In 2001, we developed the Mortgage Purchase Program (MPP) in collaboration with certain other FHLBanks to provide participating members with: (1) an alternative for the sale of whole mortgage loans into the traditional secondary mortgage market, and (2) an enhanced ability to provide financing to homebuyers in their communities. Under the MPP, we purchased mortgage loans directly from our members, without the use of any intermediary, such as an intervening trust. The MPP was designed as a risk-sharing arrangement under which we would manage the liquidity, interest rate, and prepayment risk of purchased mortgage loans, while members would retain the primary credit risk.
In 2005, we ceased entering into new master commitment contracts and have purchased no mortgage loans since 2006. In July 2011, we sold $1.3 billion of conventional mortgage loans originally purchased under the MPP. We expect that the balance of our mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio. In addition, as a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP.
Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2011, approximately 76% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.). All of the conventional mortgages sold in July 2011 were originally purchased from Washington Mutual Bank, F.S.B. JPMorgan Chase Bank, N.A. owned more than 10% of our total outstanding capital stock and mandatorily redeemable capital stock as of December 31, 2011.
Eligible Loans
Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-guaranteed mortgage loans and conventional, one to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. As of December 31, 2011, our MPP portfolio was composed of conventional mortgage loans with a total par value of $1.2 billion and government-insured mortgage loans with a total par value of $118.8 million. As of December 31, 2011, the MPP portfolio consisted of 9,775 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state, see “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2011 and 2010—Mortgage Loans Held for Portfolio.”
We do not service the mortgage loans we purchased from our participating members. Under the MPP, participating members that sold mortgage loans to us could either continue to service the mortgage loans or independently sell the servicing rights to a service provider acceptable to us.
Management of Credit Risk
Exposure to credit risk on our outstanding mortgage loans is shared between the participating members and the Seattle Bank. Our credit risk exposure on conventional mortgage loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate securing the applicable mortgage loan, offset by:

•	the borrower's equity in the related real estate held as collateral; and

•
the related credit enhancements, including (in order of priority) primary mortgage insurance (PMI), if applicable, and, for conventional mortgage loans, the participating institution's lender risk account (LRA).

Further, government-guaranteed mortgage loans are insured by the FHA. Each Seattle Bank member from which we purchased the mortgage loans maintains a guarantee from the FHA regarding the mortgage loans and is responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan.
PMI is additional insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. An LRA is a performance-based holdback reserve to which we have no rights other than those granted under the participating institutions' master contracts for reimbursement of conventional mortgage loan losses caused by the mortgagors' failure to pay amounts due in full. Each LRA is established to conform to federal regulation covering acquired member asset (AMA) programs. These regulations stipulate that, at the time of purchase, a member is responsible for all expected losses on the mortgage loans it sells to an FHLBank. The required funding level for each LRA was established at the time of purchase based on our analysis of expected credit losses on the mortgage loans included in the applicable delivery contract. By the contractual terms, the LRA funds may be used only to offset any actual losses that may occur over the life of the applicable mortgage loans within each LRA or will be returned to the participating institution if actual losses are less than expected.
Each participating member's master commitment contract specifies the funding level required for the associated LRA. In accordance with the applicable contract, the purchase price for the mortgage loans purchased under a member's master commitment contract was discounted to fund the associated LRA. If the member's LRA is funded through monthly payments, the member remains obligated under the master commitment contract to pay the monthly amounts that fund the LRA whether or not any of the purchased mortgage loans are in default.
Our review for credit loss exposure includes PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Each conventional mortgage loan is associated with a specific master commitment contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for the associated conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage.
Generally, after five years, funds in excess of required LRA balances are distributed to the participating member in accordance with a step-down schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years. The LRA balances are recorded in other liabilities and totaled $7.5 million as of December 31, 2011.
See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2011 and 2010—Mortgage Loans Held for Portfolio—Credit Risk and —Critical Accounting Policies and Estimates—Determination of Allowances for Credit Losses” for additional information.
Management of Interest-Rate and Prepayment Risk
The market values of the fixed interest-rate mortgage loans that we purchased under the MPP typically change as interest rates change. When interest rates rise, the market value of a fixed interest-rate mortgage loan typically depreciates, and as interest rates fall, the market value of a fixed interest-rate mortgage loan typically appreciates. However, because borrowers can prepay the loans with no penalty, mortgage loans have inherent prepayment risk. Borrowers may generally prepay their mortgage loans for a variety of reasons, including refinancing their mortgage loans at a lower interest rate or selling their homes. As a result of a borrower's option to repay a mortgage loan at any time, the term of our investment in a mortgage loan is less predictable. We estimate the propensity of borrowers to prepay their mortgage loans using a third-party vendor prepayment model. The model estimates, using a variety of market variables, the expected cash flows of the mortgage loans under various interest-rate environments.
Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance a portion of the mortgage loans with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market value of the fixed interest-rate consolidated obligation bonds typically appreciates when rates rise, moving in the opposite direction of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the market value of the fixed interest-

rate consolidated obligation bonds typically depreciates when rates fall, whereas the mortgage loans typically appreciate in such an environment. We also manage prepayment risk by financing a portion of the mortgage loans with callable consolidated obligation bonds where we have the option to call or repay the consolidated obligation bonds prior to the stated maturity dates with no penalty. We generally repay or refinance the callable consolidated obligation bonds when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable consolidated obligation bonds may be extended to their maturity dates when interest rates rise.
We may also enter into interest-rate exchange agreements, such as options to purchase interest-rate exchange agreements (i.e., swaptions), to further limit the interest-rate and prepayment risk inherent in mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and, therefore, the value of a mortgage loan fluctuates. We may mitigate this volatility by issuing callable consolidated obligation bonds and purchasing swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.
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

Investments
We maintain a portfolio of short- and long-term investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions and generally includes overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and Treasury Liquidity Guarantee Program (TLGP) securities with less than one year to maturity at the time of purchase. We also maintain a longer-term investment portfolio, which includes debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's Investor Service (Moody's), Standard & Poor's (S&P), or Fitch Ratings (Fitch) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and TLGP securities with maturities greater than one year at the time of purchase. When we refer to MBS in this report, we mean both CMOs and mortgage-backed pass-through securities. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. CMOs are MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. CMOs may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.
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

Our short-term investments were $16.6 billion, $12.6 billion, and $16.5 billion, and our long-term investments were $10.7 billion, $17.9 billion, and $7.4 billion as of December 31, 2011, 2010, and 2009. Total investments represented 68.1%, 64.6%, and 46.6% of our total assets as of December 31, 2011, 2010, and 2009 and generated 35.7%, 34.2%, and 25.2% of total interest income for the years ended December 31, 2011, 2010, and 2009. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2011 and 2010—Investments" for additional detail on our short- and long-term investment portfolios.
Prohibited Investments
Under federal regulation, we are prohibited from investing in certain types of securities, including:

•
instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Seattle Bank;

•	non-U.S. dollar denominated securities; and

•	whole mortgages or other whole loans, or interests in mortgages or loans other than:

◦	those acquired under the MPP,

◦	certain investments targeted to low-income persons or communities,

◦
certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second-highest credit rating from a nationally recognized statistical rating organization (NRSRO) at the time of purchase,

◦
mortgage-related securities or asset-backed securities backed by manufactured housing loans or home equity loans, and pools of commercial and residential mortgage loans that are labeled as subprime or having certain subprime characteristics, and

◦	certain foreign housing loans authorized under section 12(b) of the FHLBank Act.
Finance Agency regulation further limits our investment in MBS and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

•	interest-only or principal-only MBS;

•	residual-interest or interest-accrual classes of CMOs and real estate mortgage investment companies; and

•
fixed interest-rate or variable interest-rate MBS at interest rates equal to their contractual cap that, on the trade date, have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points.

Additional Restrictions
Money market issuers and obligors must have long-term ratings of at least “A3” by Moody's or “A-” by S&P or Fitch and maintain certain capital measurements. Member bank counterparties must have a minimum long-term credit rating of “Baa3” by Moody's or “BBB-” by S&P or Fitch and meet other capital measurements.

Finance Agency regulations also prohibit an FHLBank from purchasing any FHLBank consolidated obligation as part of the consolidated obligation's initial issuance, either directly from the Office of Finance or indirectly through an underwriter, unless direct placement of consolidated obligations is necessary to assume timely payments of principal and interest due under the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (Contingency Agreement) discussed further in "—Debt Financing—Consolidated Obligations" below.
Prior to August 2011, our investments in direct obligations of U.S. government-sponsored agencies or instrumentalities (other than the other FHLBanks, when we held such investments) were limited to the lower of 100% of our total capital or the issuer's total capital. As a result of certain credit rating agencies placing a negative watch status on and subsequently downgrading U.S. debt obligations, limits on our unsecured credit exposure to GSE debt obligations are now determined by applying the same criteria utilized for other unsecured counterparties, with the exception that they are based on our total regulatory capital rather than the lower of our regulatory capital and the GSE's capital. As such, our ability to purchase additional debt obligations of Fannie Mae, Freddie Mac, Federal Farm Credit Bank (FFCB), and Tennessee Valley Authority (TVA) is limited.
In late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements."
Management of Credit Risk
We periodically review the financial condition of unsecured investment counterparties, including foreign banks and commercial paper counterparties, in order to establish or confirm appropriate counterparty credit limits and to assign appropriate internal credit-risk ratings to these investments. We also use credit monitoring tools provided by Moody's, S&P, and Fitch rating agencies. In addition, we receive information on rating actions from the credit rating agencies and other pertinent data from other sources in order to monitor changes in our investment counterparties' credit and financial profiles. This process may include monitoring and analysis of earnings, asset quality, regulatory leverage ratios, stock prices, and credit spreads. Each securities broker-dealer with whom we transact business must be listed as a Federal Reserve Bank of New York Primary Dealer or as an FHLBank Approved Underwriter, or be an affiliate of a Seattle Bank member with capital in excess of $100 million.
Our MBS portfolio consists of agency-guaranteed securities and senior tranches of privately issued prime or Alt-A residential PLMBS (on which we regularly purchased credit enhancements to further reduce our risk of loss on these securities). In 2008, we ceased purchasing PLMBS and, since that time, have purchased only GSE or U.S. agency MBS for our investment portfolio. We expect to continue this practice for the foreseeable future.
We evaluate each of our securities in an unrealized loss position for OTTI on a quarterly basis. As a result of deterioration of the collateral underlying our PLMBS, we recorded OTTI credit losses of $91.2 million, $106.2 million, and $311.2 million for the years ended December 31, 2011, 2010, and 2009. In addition, as of December 31, 2011 and 2010, net non-credit OTTI losses recorded in accumulated other comprehensive loss (AOCL) totaled $620.7 million and $660.6 million.
See Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2011 and 2010—Investments, and —Critical Accounting Policies and Estimates,” and “Part I. Item 1A. Risk Factors,” for additional information on OTTI assessments and losses.

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
We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to more closely approximate the interest-rate sensitivity of assets, including advances.

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
As of December 31, 2011, the total notional amount of our outstanding interest-rate exchange agreements was $28.2 billion. The notional amount of an interest-rate exchange agreement serves as a basis for calculating periodic interest payments or cash flow and is not a measure of the amount of credit exposure from that transaction.
Our interest-rate exchange agreement counterparties are highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from an NRSRO, such as Moody's or S&P, as of December 31, 2011. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty's credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements.
For more information about our outstanding interest-rate exchange agreements and the strategies we use to manage our interest-rate risks, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2011 and 2010—Derivative Assets and Liabilities,” "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Instruments that Address Market Risk, " and "Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Deposits
The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors. Demand deposits comprised 95.7% of our $287.0 million of total deposits as of December 31, 2011.
The FHLBank Act requires us to have an amount equal to or greater than our current deposits from members as a reserve. This reserve is required to be invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years. As of December 31, 2011, we had an excess deposit reserve of $5.2 billion.
Other Fee-Based Services
We offer a number of fee-based services to our members, including securities safekeeping and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.
Sales and Marketing
 We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about our products and services that can help members attain their business goals. As of December 31, 2011, we had four relationship managers.

Debt Financing
Consolidated Obligations
Our primary source of funds is the issuance of debt in the capital markets through consolidated obligations. Federal regulation governs the issuance of debt on behalf of the Seattle Bank and the other FHLBanks and authorizes the FHLBanks to issue debt through the Office of Finance as the FHLBanks' agent. FHLBanks are not permitted to issue individual debt without Finance Agency approval. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities generally ranging from one to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although individual FHLBanks are primarily liable for the portion of consolidated obligations corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Consolidated obligations are not obligations of the United States, and the U.S. government does not guarantee them, directly or indirectly.
Under Finance Agency regulations, if the principal or interest on any consolidated obligation issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary FHLBank obligor has defaulted on the payment of that obligation. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. The Finance Agency has never required the Seattle Bank to repay obligations in excess of our participation nor has it allocated to the Seattle Bank any outstanding liability of any other FHLBank's consolidated obligations.
In addition, pursuant to the Contingency Agreement, effective as of July 20, 2006, in the event that one or more FHLBanks does not fund its intra-day principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments. We have not funded any consolidated obligation principal and interest payments under the Contingency Agreement, nor has any FHLBank had to fund payments on our behalf.
Consolidated obligations on which we are primarily liable are recorded as liabilities on our statements of condition. The consolidated obligations on which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System, including consolidated obligations held by other FHLBanks, as of December 31, 2011 and 2010.

	As of	As of
FHLBank System and Seattle Bank Consolidated Obligations	December 31, 2011	December 31, 2010
(in millions, except percentages)
Consolidated obligation discount notes:
Aggregate par value of FHLBank System	$190,175	$194,478
Par value for which the Seattle Bank is the primary obligor	$14,035	$11,597
Percentage for which the Seattle Bank is the primary obligor	7.4%	6.0%
Consolidated obligation bonds:
Aggregate par value of FHLBank System	$501,692	$601,896
Par value for which the Seattle Bank is the primary obligor	$22,880	$32,303
Percentage for which the Seattle Bank is the primary obligor	4.6%	5.4%
Federal regulation requires each FHLBank to maintain the following types of assets, free from any lien or pledge, in an amount at least equal to its consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured loans;

•	mortgage loans that have any guaranty, insurance, or commitment from the United States or any U.S. agency;

•
investments described in Section 16(a) of the FHLBank Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•
other securities that have been assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment of the FHLBank System's consolidated obligations, which is "AA+" as of March 15, 2012.

The following table presents our compliance with this requirement as of December 31, 2011 and 2010.

	As of	As of
Unpledged Aggregate Qualifying Assets	December 31, 2011	December 31, 2010
(in thousands)
Outstanding debt	$37,255,103	$44,075,522
Aggregate qualifying assets	40,082,844	47,150,222

The following table presents the ratio of our earnings to our fixed charges for the five years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	For the Years Ended December 31,
Computation of Earnings to Fixed Charges	2011	2010	2009(1)	2008(1)	2007
(in thousands, except ratios)
Earnings:
Income (loss) before assessments	$93,380	$27,901	$(161,609)	$(199,364)	$96,257
Fixed charges	270,084	398,091	663,954	2,068,518	2,835,663
Earnings available for fixed charges	$363,464	$425,992	$502,345	$1,869,154	$2,931,920
Fixed charges:
Interest expense on consolidated obligations	$269,042	$396,988	$662,129	$2,042,726	$2,786,847
Interest expense on deposits and borrowings	100	268	922	25,074	48,267
Interest portion of rental expense (2)	942	835	903	718	549
Fixed charges	$270,084	$398,091	$663,954	$2,068,518	$2,835,663
Ratio of earnings to fixed charges	1.35	1.07	—	—	1.03

(1)	Earnings were inadequate to cover fixed charges by approximately $161.6 million and $199.4 million for the years ended December 31, 2009 and 2008.
(2)
The interest portion of rental expense does not include $837,000, $442,000, $301,000, $193,000, and $878,000 in recoveries in 2011, 2010, 2009, 2008, and 2007 of our lease abandonment costs due to adjustments in projected future rental rates.

Office of Finance
As set forth by federal regulation, the Office of Finance, a joint office of the FHLBanks, has responsibility for facilitating and approving the issuance of consolidated obligations on behalf of and as agent for the FHLBanks. The Office of Finance also:

•	services all outstanding consolidated obligations;

•	serves as a source of information for FHLBanks on capital market developments;

•	markets the FHLBank System's debt on behalf of the FHLBanks;

•	selects and evaluates underwriters;

•	prepares annual and quarterly reports of the FHLBanks' combined financial results;

•	manages the FHLBanks' relationships with the rating agencies with regard to consolidated obligations; and

•	historically, administered the Resolution Funding Corporation (REFCORP) and the Financing Corporation, the entity that serviced REFCORP's debt instruments.
Types of Consolidated Obligations
The issuance type and interest cost of consolidated obligations are affected by a number of factors, including, but not limited to, the following:

•	overall economic and credit conditions;

•	investor demand and preferences for FHLBank debt securities;

•	the level of interest rates and the shapes of the U.S. Treasury and the LIBOR swap curves;

•	the supply, volume, and characteristics of debt issuances by other GSEs or other highly rated issuers;

•	the volatility of market prices and interest rates; and

•	actions by the Federal Reserve, U.S. Treasury, FDIC, and legislative and executive branches to affect the U.S. economy and financial, credit, and mortgage markets.
We may utilize consolidated obligation bonds (with or without associated interest-rate swaps), consolidated obligation discount notes (with or without associated interest-rate swaps), or a combination thereof in order to optimize our cost of funds and manage our liquidity and interest-rate risk.
Consolidated Obligation Discount Notes
We generally use the proceeds received from the issuance of consolidated discount notes to provide short-term funds for advances to members, for short-term investments, and other funding needs. These securities are sold at a discount and mature at par, with maturities up to 365 days.
Discount notes can be issued in three ways:

•
through bi-weekly competitive auctions of one-, two-, three-, and six-month terms administered by the Office of Finance, where any FHLBank can request an amount to be issued and the price is determined by the market;

•
through the Office of Finance's daily market pricing program, where any FHLBank can offer a specified amount of discount notes at a specified interest rate and term of up to 365 days through a consolidated obligation discount note selling group of broker-dealers; and

•
through reverse inquiry, where a dealer requests a specified amount of discount notes be issued for a specific date and price. In the case of reverse inquiries, the Office of Finance discloses these inquiries to the FHLBanks, which may or may not choose to issue the discount notes with the requested terms.

Consolidated Obligation Bonds
We use the proceeds received from the issuance of consolidated obligation bonds primarily to provide advances to members and to fund our investment portfolio, and we historically used them to fund our MPP. Typically, the maturities of these bonds range from one to 30 years, although the maturities are not subject to any statutory or regulatory limits. The bonds can have fixed or variable interest rates and can be callable or non-callable. In the event that the interest rate of a bond is swapped with an interest-rate exchange agreement, the interest-rate exchange agreement is the sole responsibility of the specific FHLBank and is not a joint and several obligation of the FHLBank System.
Consolidated obligation bonds are issued in a variety of ways.

•
Negotiation - Bonds can be individually negotiated transactions, using the services of one or more underwriters. Typically, negotiated bonds are fixed interest-rate non-callable, European-, Canary-, or Bermudan-style callable (one-time or periodic calls), or structured funding. Structured funding includes bonds with customized features, such as coupons that step up, or increase, in the future, that may be issued simultaneously with an interest-rate exchange agreement.

•
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

We use fixed interest-rate, callable and non-callable consolidated obligation bonds to fund our fixed interest-rate assets, such as advances, mortgage loans, and investments. We also participate in callable debt that is simultaneously swapped to LIBOR, resulting in generally lower-cost financing to support advances. For swapped consolidated obligation bonds, we negotiate directly with one or more underwriters and interest-rate swap counterparties and present the debt to the Office of Finance for issuance.
Rating Agency Actions
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook. The S&P rating downgrade did not directly impact the Seattle Bank because it was already rated "AA+." On August 12, 2011, Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with its revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks was also revised to negative. As of December 31, 2011, S&P's counterparty credit rating of the FHLBank System and the Seattle Bank was “AA+/A-1” with a ratings outlook of negative and Moody's rating was “Aaa” with a ratings outlook of stable.
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

Liquidity Requirements
Liquidity risk is the risk that we may be unable to meet our financial obligations as they come due or meet the funding needs of our members in a timely, cost-effective manner. We are required to maintain liquidity in accordance with federal law and regulations and policies established by our Board. These regulations establish three liquidity requirements: a deposit reserve requirement (discussed in "—Deposits" above), a contingency liquidity requirement, and an operational liquidity requirement.
Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operations requirements when our access to the capital markets, including the consolidated obligation discount note market, is impeded for a maximum of five business days due to a market disruption, operations failure, or problem with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (1) cash, (2) self-liquidating assets, (3) the borrowing capacity of securities available for repurchase or sale, (4) irrevocable lines of credit from financial institutions, and (5) consolidated obligations traded but not settled. Contingency liquidity needs include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations on which the option has been exercised, (5) securities settlements, and (6) a forecast of other contingent obligations. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during 2011.
Operational Liquidity Requirement
Finance Agency regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology to be used for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets.
Our primary source of liquidity is the Office of Finance's issuance of consolidated obligations on our behalf. We measure our capacity to participate in consolidated obligations by forecasting our regulatory capital-to-assets ratio (or operating leverage ratio), implying that we will likely have access to the capital markets to the extent we meet or exceed our regulatory capital-to-assets ratio. We forecast our daily operating leverage ratio for 30 business days, taking into account our operational liquidity needs and operational liquidity sources. Operational liquidity sources include: (1) cash, (2) self-liquidating assets, (3) consolidated obligations, (4) interbank borrowings, (5) maturing advances, and (6) securities available for repurchase or sale. Operational liquidity needs may include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in-the-money,” (5) securities settlements, and (6) a forecast of other contingent obligations. We maintained liquidity in accordance with federal laws and regulations and policies established by our Board at all times during 2011.
In addition to the liquidity measures discussed above, in accordance with Finance Agency guidance, we are required to maintain sufficient liquidity through short-term investments, such as federal funds and securities sold under agreements to repurchase, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that, during that time, our members do not renew any maturing, prepaid, or called advances. The second scenario assumes that we cannot access the capital markets for five days and that, during that period, we will automatically renew maturing or called advances for all members except very large, highly rated members. The new guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. We maintain liquidity in accordance with this guidance and did so at all times during 2011. As a result, we have held larger-than-normal balances of overnight federal funds and lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with this requirement and make available adequate liquidity for member advances.

REFCORP and AHP
Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the Gramm-Leach-Bliley Act (GLB Act) required that we, along with the other 11 FHLBanks, support the payment of part of the interest on bonds previously issued by REFCORP until the total amount of payments actually made was equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation.
As a result of fully satisfying their REFCORP obligation, the FHLBanks, including the Seattle Bank, did not record a REFCORP assessment after second quarter 2011. Due to our net loss for the six months ended June 30, 2011, we recorded no REFCORP assessments in 2011. In addition, due to our overpayment of REFCORP payments in the first and second quarters of 2008, as of January 1, 2011, we were entitled to a refund of $14.6 million, which we received in April 2011.
For the AHP, the FHLBank System must annually set aside the greater of $100 million or 10% of its current year's aggregate net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The FHLBanks contributed in excess of $100 million in 2011. The actual amount of the AHP contribution is dependent upon both the FHLBanks' regulatory net income minus payments to REFCORP and the income of the other FHLBanks; therefore, future contributions are not determinable.
Historically, our combined annual assessments for REFCORP and the AHP have been at an effective rate of approximately 26.5%. As a result of the satisfaction of the REFCORP obligation, our effective rate will be 10%.
For the year ended December 31, 2011, we recorded $9.3 million of AHP assessments.
Joint Capital Enhancement Agreement
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation, as certified by the Finance Agency on August 5, 2011. The Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. The Capital Agreement expressly provides that it will not affect the rights of an FHLBank's Class B shareholders in the retained earnings account of an FHLBank, including those rights held in the separate restricted retained earnings account of an FHLBank, as granted under the FHLBank Act. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank has contributed 20% of its net income to a separate restricted retained earnings account. We allocated $24.9 million (i.e., 20% of third and fourth quarter 2011 net income) to restricted retained earnings and $59.1 million to unrestricted retained earnings in 2011.

Competition
Advances
We compete for advances business with other sources of funding, including our members' retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by multiple factors, including retail loan demand, consumer and business deposits, and the cost of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources to members can vary as a result of a number of factors, including market conditions, the member's creditworthiness, and available collateral.
In addition, some legislative initiatives may adversely affect our competitive position with regard to the cost of our own funding, which we obtain primarily through the issuance of FHLBank consolidated obligations in the debt markets. In particular, U.S. government actions with regard to GSE reform may result in the debt securities of Fannie Mae or Freddie Mac being more attractive to investors than FHLBank System debt. Any resulting increase in our funding costs is likely to increase our advance rates and could negatively impact member demand for our advances. Further, assessments or insurance costs applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.
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
Employees
 Our employee headcount increased to 135 as of December 31, 2011, compared to 129 as of December 31, 2010, primarily due to increased credit and collateral risk management resources. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

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
As discussed in “—Recent Legislative and Regulatory Developments” below, in carrying out its responsibilities, the Finance Agency establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Agency conducts onsite examinations (at least annually), as well as other periodic reviews and, from time to time, requests information on specific matters affecting an individual FHLBank or the FHLBank System. In addition, an FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Agency.
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

Capital Classification and Consent Arrangement
In August 2009, we received, and still have, a capital classification of "undercapitalized" from the Finance Agency, subjecting us to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities, and in October 2010, we entered into the Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming or repurchasing capital stock and paying dividends. For a complete discussion of our capital classification and the Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and
Consent Arrangement" and Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks has changed profoundly over the past few years, with the enactment of the Housing Act in 2008 and financial regulators issuing proposed and final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from other financial regulators, such as the FDIC, have added to the climate of rapid regulatory change. We expect 2012 to involve additional, significant legislative and regulatory changes as financial regulators issue proposed and final rules to implement the Dodd-Frank Act and legislators introduce proposals for GSE housing reform.
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
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the central clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the FHLBanks, including the Seattle Bank.
Mandatory Clearing of Derivatives Transactions
The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process by which it will determine the types of swaps that will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the Securities and Exchange Commission (SEC) under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, the Seattle Bank would be a “category 2 entity” and we would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.
Collateral Requirements for Cleared Swaps
Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with swap counterparties.
The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, our business, including our financial condition and results of operations may be adversely impacted.
New Definitions and Requirements for Derivative Transactions
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the FHLBanks, including the Seattle Bank, will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that we will be required to register as a swap dealer for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest-rate risk, which constitute the great majority of our derivative transactions.
However, it is unclear how the final requirements will treat the embedded derivatives, such as caps and floors, in advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between our members and us will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not clear on this issue.
Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject the Seattle Bank to significant additional regulation and costs, including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. If such limited designation is granted, our hedging activities may not be subject to the full requirements that are generally imposed on traditional swap dealers.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). We expect to continue to enter into uncleared trades on a bilateral basis, but those trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. Any of these margin and capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making uncleared trades more costly.
The CTFC has issued a proposal setting forth an implementation schedule for the effectiveness of new margin and documentation requirements for uncleared swaps. The implementation schedule for uncleared swaps is effectively the same as that for cleared swaps. As a “category 2 entity,” we would have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.
Temporary Exemption for Certain Provisions
Although certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most significant effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.
Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. We are also working with the other FHLBanks to implement the process and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Regulation of Systemically Important Nonbank Financial Companies
Federal Reserve's Proposed Definition of Nonbank Financial Companies
On February 11, 2011, the Federal Reserve issued a proposed rule, with a comment deadline of March 30, 2011, which, if implemented, would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the authorities of the Oversight Council described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and, thus, "a nonbank financial company" if:

•	the annual gross financial revenue of the company represents 85% or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85% or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
The Seattle Bank would be deemed predominantly engaged in financial activities and, thus. a "nonbank financial company" under the proposed rule.
Oversight Council's Proposed Rule on Regulatory Oversight of Nonbank Financial Companies
On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to Federal Reserve supervision and certain prudential standards. This proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations, the Oversight

Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Seattle Bank, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in our case, consolidated obligations) issued. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the U.S. financial stability, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company. As of December 31, 2011, we had $40.2 billion in total assets and $37.3 billion in total outstanding consolidated obligations. Comments on this proposed rule were due by December 19, 2011.
Federal Reserve's Proposed Prudential Standards
On January 5, 2012, the Federal Reserve issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under "—Additional Developments"). The Federal Reserve's and Oversight Council's proposed rules are broad enough to likely capture the Seattle Bank as a nonbank financial company and may subject us to Federal Reserve oversight and prudential standards, unless the final applicable rules exempt the FHLBanks. If we are designated by the Oversight Council for supervision and oversight by the Federal Reserve, then our operations and business could be adversely impacted by additional costs and restrictions on our business activity resulting from such oversight. Comments on the proposed rule are due by March 31, 2012.
Significant Finance Agency Regulatory Actions
Final Rule on Temporary Increases in Minimum Capital Levels
On March 3, 2011, the Finance Agency issued a final rule, effective April 4, 2011, authorizing the Director to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule provides the factors that the Director may consider in making this determination, including such FHLBank's current or anticipated declines in the value of assets or capital it holds, and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify, or rescind any such increase no less than every 12 months.
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
Final Rule on Voluntary FHLBank Mergers
On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	such FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLBank.
Final Rule on Conservatorship and Receivership
On July 20, 2011, the Finance Agency issued a final rule, effective the same date, establishing a framework for conservatorship or receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on an FHLBank's operations in such situations, in line with procedures set forth in similar regulatory frameworks, such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditor and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership.
Final Rule on Private Transfer Fee Covenants
On March 15, 2012 the Finance Agency announced that it had finalized a rule which will be effective 120 days after the date of the rule's publication in the Federal Register that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by certain private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations, including, among others, homeowners associations, condominium, cooperative, manufactured homes, and certain other tax-exempt organizations, that use the private transfer fees for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase or investment, our business and results of operations could be adversely impacted.
Proposed Rule on Use of NRSRO Credit Ratings
On January 31, 2011, the Finance Agency issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments, and consolidated obligations. Comments on the proposed rule were due on March 17, 2011.
Proposed Rule on Incentive-based Compensation Arrangements
On April 14, 2011, seven federal financial regulators, including the Finance Agency, issued a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of the Seattle Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.
Proposed Rule on Prudential Management and Operations Standards
On June 20, 2011, the Finance Agency issued a proposed rule to establish prudential standards with respect to 10 categories of operations and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest-rate risk exposure, and market risk. The Finance Agency proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the

Finance Agency. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital, that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due on August 19, 2011.
Other Significant Regulatory Actions
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
Comments on this interim final rule were due by March 28, 2011. Valuing most collateral at fair value, rather than par, could adversely impact the value of the Seattle Bank's investments in the event of the issuer's insolvency.
FDIC Final Rule on Assessment System
On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, and Seattle Bank advances are now included in our members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including Seattle Bank advances, in excess of 25% of an institution's domestic deposits because these are now part of the assessment base. To the extent that these assessments increase the cost of advances for some members, this rule may negatively impact demand for our advances.
FDIC and Federal Reserve Final Rule on Payment of Interest on Demand Deposit Accounts
The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve issued separate final rules in July 2011 to rescind their regulations that prohibited paying interest on demand deposits. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the FHLBanks. Each of these final rules became effective on July 21, 2011.
Joint Proposed Rule on Credit Risk Retention for Asset-Backed Securities
On April 29, 2011, the federal banking agencies, the Finance Agency, HUD, and the SEC jointly issued a proposed rule, which proposes requiring sponsors of asset-backed securities to retain a minimum of 5% economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.
Key issues relating to the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae- and Freddie Mac-related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high-quality, non-qualified residential mortgage loans that would have less than a 5% risk retention requirement.
If adopted as proposed, the rule could reduce the number of loans originated by our members, which could negatively impact member demand for our products. Comments on this proposed rule were due on June 10, 2011.
NCUA Proposal on Emergency Liquidity
On December 22, 2011, the NCUA issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:

•	becoming a member in good standing of the Central Liquidity Facility (CLF) directly;

•	becoming a member in good standing of CLF indirectly through a corporate credit union;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly liquid U.S.Treasury securities.
The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on our business, including our financial condition and results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.
Additional Developments
Home Affordable Refinance Program (HARP) and Other Foreclosure Prevention Efforts
During third quarter 2011, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes to the HARP that are intended to assist more eligible borrowers in refinancing their home mortgages. The changes include: (1) lowering or eliminating certain risk-based fees, (2) removing the current 125% loan-to-value ceiling on fixed interest-rate mortgages that are purchased by Fannie Mae and Freddie Mac, (3) waiving certain representations and warranties, (4) eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and (5) extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. In addition, proposals such as expansive principal writedowns or principal forgiveness or converting delinquent borrowers into renters and conveying the properties to investors have been considered and a settlement was recently announced between state attorneys general and five larger servicers. We do not expect the HARP changes or existing foreclosure prevention programs to have a material impact on our MBS portfolio; however, it is unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012, and should new programs include expansive principal writedowns or forgiveness with respect to securitized loans, then such programs could have a material negative impact on our MBS portfolio.

Housing Finance and GSE Reform
On February 11, 2011, the U.S. Treasury and HUD issued jointly a report to the U.S. Congress on reforming the United States' housing finance market. The report provided options for the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of this report, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth possible reforms for the FHLBank System, which would:

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
If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, we could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.
Basel Committee on Banking Supervision Capital Framework
In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs to be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs to be phased in by 2018.
On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements, the size of which would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.
While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely affect investor demand for FHLBank System consolidated obligations to the extent that impacted institutions divest or limit their investments in FHLBank System consolidated obligations.

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
Material and prolonged declines in advance demand could adversely affect our net interest income, as well as our business.
Since late 2008, we have experienced a significant decline in demand for our advances, primarily due to:

•	the acquisition of our largest borrower by an out-of-district institution;

•	an overall decline in demand for wholesale funding resulting from, among other things, a weak economy, increased retail deposit levels, and our members’ efforts to preserve and build capital; and

•	loss of members through acquisitions, mergers, and closures by the FDIC or NCUA.
Our business model is based on providing wholesale funding at a narrow net interest margin to our members; accordingly, material and prolonged declines in advance volumes negatively impact our net interest income. In addition, because a large percentage of our advances are still held by a limited number of borrowers, changes in this group's borrowing decisions and need for wholesale funding have affected and can significantly affect the amount of our advances outstanding at any given time. Further, as of December 31, 2011, approximately 54% of our advances balance has remaining terms to maturity of less than one year.
If these advances mature and are not replaced with new advances, or if demand for our advances continues to be depressed or further decline, our business, including our financial performance, may be negatively impacted, significantly affecting our ability to generate sufficient earnings to support our mission and provide our members with the long-term benefits of the cooperative.
In October 2010, we entered into the Consent Arrangement with the Finance Agency, which requires us to take specified actions (including remediating various concerns) and meet and maintain various financial metrics. There is a risk that the quality or timeliness of our development and implementation of approved plans, policies, and procedures in response to the Consent Arrangement may, to varying degrees, reduce our flexibility in managing the bank and, therefore, negatively affect our advance volumes, our cost of funds, and our net income. Failure to finalize and execute such plans, policies, and procedures in a successful manner, meet and maintain such metrics, or otherwise meet Consent Arrangement requirements could result in additional actions under the PCA regulations or imposition of additional requirements or conditions by the Finance Agency, including continuation of our classification as "undercapitalized", that could also adversely impact our business.
In October 2010 (after having been deemed by the Finance Agency to be undercapitalized and subject to various business restrictions since August 2009), we entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements relating to the Seattle Bank. It also provides that, following a Stabilization Period (which ended in August 2011) and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
With the exception of the quarter ended June 30, 2011, when we did not meet the minimum retained earnings requirement, we have met all minimum financial metrics under the Consent Arrangement at each quarter end during the Stabilization Period and subsequently, as of September 30, 2011 and December 31, 2011.
We have made progress in a number of areas, in particular enhancing our credit and collateral risk management, remediating or developing plans for remediating 2010 examination findings, developing improved executive compensation plans, and implementing plans to increase advances as a percentage of total assets. In our actions taken and improvements proposed thus far, we have coordinated, and will continue coordinating, with the Finance Agency so that such actions and improvements are aligned with the Finance Agency's expectations.
However, there is a risk that the quality or timeliness of our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations. In addition, we cannot predict whether we will be able to finalize and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully finalize and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA regulations or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the bank that, in its sole discretion, the Finance Agency deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and, as such, restricted from redeeming or repurchasing capital stock without Finance Agency approval.
For additional information regarding the Consent Arrangement and our "undercapitalized" classification, see Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
Economic weakness, particularly in the U.S. housing markets, has adversely impacted and could continue to adversely impact the market value of our assets and liabilities, including our PLMBS, and could result in additional asset impairment charges that could continue to significantly impact our financial condition and operating results.
The U.S. mortgage market has experienced considerable deterioration over the past several years, with many areas in the United States experiencing significant declines in housing prices and significant increases in delinquency and foreclosure rates on mortgage loans. This, in combination with large inventories of unsold properties, current and forecasted borrower defaults and mortgage foreclosures, and mortgage servicing issues that stalled foreclosures and liquidations, continued to negatively impact the credit quality of many PLMBS and contributed to recognition of OTTI charges by a number of financial institutions, including the Seattle Bank. During this same time, the NRSROs have downgraded a significant number of PLMBS, including some of our investments, which has further adversely impacted the market values of these securities.
Continued deterioration of the U.S. housing market and the economy in general could lead to additional total OTTI losses or OTTI-related credit losses on our PLMBS, which, among other things, would negatively affect our financial condition and operating results. Further, because we believe that the collateral underlying a number of our PLMBS may not accurately support the stated characteristics of the securities, we could incur additional OTTI charges if the collateral does not perform as forecast. For additional information, see Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and "Part I. Item 3. Legal Proceedings" in this report.
The ability of the FHLBanks, including the Seattle Bank, to access the capital markets as our primary source of funding may be adversely affected by market disruptions resulting from changes in the credit ratings of FHLBank System consolidated obligations and actions related to debt reduction taken by the U.S. government.
S&P and Moody's have each taken actions regarding credit ratings of the individual FHLBanks and the FHLBank System's consolidated obligations based on the implied U.S. government support of FHLBanks and the FHLBank System's consolidated obligations. On August 5, 2011, S&P lowered its U.S. long-term credit rating from “AAA” to “AA+” and, on August 8, 2011, downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and on 10 of the 12 FHLBanks from “AAA” to “AA+” with a negative outlook. The Seattle Bank and the FHLBank of Chicago were already rated “AA+” by S&P. The outlook for the FHLBank System's senior unsecured debt and all 12 FHLBanks is negative. S&P's actions did not affect the short-term "A-1+" ratings of the FHLBanks and the FHLBank System's debt issues. On August 2, 2011, Moody's confirmed the long-term "Aaa" rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. However, in conjunction with the revision of the U.S. government outlook to negative, Moody's has revised its ratings outlook for the FHLBank System and the 12 FHLBanks to negative.
Further downgrades in credit ratings and outlooks could result in higher funding costs or disruptions in FHLBank access to the capital markets, including the imposition of additional collateral posting requirements under certain derivative instrument agreements (see Note 12 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements") or reductions in the fair value of investments in GSE debt obligations or MBS. Furthermore, member demand for certain advance products could weaken due to increases in advance interest rates, which are based on our cost of funds. To the extent that the FHLBanks cannot access funding when needed on acceptable terms to effectively manage their cost of funds, their financial condition and results of operations and the value of FHLBank membership, including membership in the Seattle Bank, may be negatively affected.
In November 2011, a congressional joint select committee on deficit reduction, convened in accordance with agreement on the U.S. debt ceiling, was unable to bring forward a draft proposal for deficit reduction. The committee's failure resulted in an automatic $1.2 trillion reduction in the U.S. budget. If this failed process results in weakened perceptions of the U.S. government's commitment to satisfy its obligations or the $1.2 trillion budget reduction falls short of what the NRSROs believe is necessary for the U.S. government to retain its current credit ratings, S&P, Moody's, or other NRSROs could determine to downgrade, or further downgrade, the U.S. government's debt obligations (and, in turn, those of GSEs, including the FHLBanks), which could negatively impact our business, including our financial condition and results of operations.
A sustained period of low interest rates or rapid changes or fluctuations in interest rates could increase our exposure to interest-rate risk and adversely affect our financial condition and results of operations.
We earn net interest income from the spread between our earning assets and our debt funding costs and from investing our capital by purchasing both short- and long-term investments. While low interest rates reduce earnings on invested capital, spread income is generally only negatively impacted by lower interest rates if we are unable to maintain the spread between the earning assets and debt issuance interest rates. However, low interest rates adversely impact our net interest income in the following three significant ways:

•
The interest income on our variable interest-rate advances and PLMBS investments and the return on our short-term investment portfolio decline as interest rates decline. Because a significant percentage of our assets have variable interest rates or have short terms to maturity, sustained periods of low interest rates have and will continue to negatively impact our net income;

•
The amount of additional net income generated by investing our capital is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in recent years, negatively impacting our returns on and the availability of suitable investments; and

•	Declines in interest rates generally result in increased prepayments on mortgage-related assets such as our higher-yielding mortgage loans held for portfolio and our fixed interest-rate MBS.
In addition, our net income is affected by fluctuations in interest rates, which may be driven by economic factors. We are exposed to interest-rate risk primarily from the effects of changes in interest rates on our interest-earning assets and our funding sources that finance these assets. Mortgage-related assets are the predominant source of interest-rate risk in our market-risk profile, as changes in interest rates generally affect both the value of our mortgage-related assets and prepayment rates on those assets. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Further, the bank is not fully hedged against changes in, among other things, interest rates, mortgage spreads, and basis risk. Our effective management of interest-rate related risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. We believe our market-risk measurement and monitoring processes enable us to manage interest-rate risk more effectively. Nevertheless, a rapid or significant drop in long-term interest rates could result in, among other things, faster-than-expected prepayments and lower-than-expected yields on mortgage-related assets, which could contribute to lower net income. Further, a rapid rise or significant volatility in interest rates could result in additional hedging costs and unrealized market value losses, which could adversely impact our financial condition and results of operations.
Less demand for the FHLBank System’s debt issuances may adversely affect our access to funding.
We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products or instability in global credit markets, including the sovereign debt of countries in the European Union, may result in higher debt costs or lower amounts of debt issued by the FHLBanks than historically has been the case. Although the FHLBank System’s debt issuances have kept pace with the funding requirements of our members, there can be no assurance that this will continue.
Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets that are beyond our control. If we cannot access funding when needed on acceptable terms, our ability to support and continue our operations could be adversely affected, which could negatively affect our financial condition and results of operations and the value of Seattle Bank membership. Our borrowing costs and access to funds also could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to the FHLBanks and the conservatorship of Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. In addition, under the proposed Basel III liquidity coverage ratio calculation of liquid assets for internationally active banks, the FHLBank System's consolidated obligations are considered Level II assets and subject to both a discount and a cap. Should the Basel III liquidity framework be adopted as proposed, demand for FHLBank System debt may decline as investors may shift to investments not subject to the discount or cap. Further, related or similar actions could put more pressure on the cost of our consolidated obligations and on our ability to issue our debt, which could negatively impact our business.
The measures taken by the Federal Reserve intended to depress interest rates could adversely impact our business, including our financial condition and results of operations.
As discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial Condition and Results—Recent Market Conditions," the Federal Reserve has taken several measures intended to depress short-term and longer-term interest rates. These measures could adversely affect our business in various ways, including through lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing or similar risks are realized without being offset by beneficial effects of these measures.

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
To illustrate this risk, in September 2008, Washington Mutual Bank, F.S.B., once our largest member and borrower, was acquired by JPMorgan Chase Bank, N.A., which then liquidated the member, thereby acquiring all of its outstanding advances and capital stock. JPMorgan Chase Bank, N.A. is a nonmember and, as a result, we reclassified the Washington Mutual Bank, F.S.B. membership to that of a nonmember shareholder no longer able to enter into new borrowing arrangements with the Seattle Bank. As of December 31, 2010, substantially all of JPMorgan Chase Bank, N.A.'s advances had matured. Further, in January 2009, Bank of America, National Association (BANA) purchased Merrill Lynch & Co. (Merrill Lynch). Bank of America Oregon, N.A., a wholly owned subsidiary of BANA, and Merrill Lynch Bank USA, a wholly owned subsidiary of Merrill Lynch, were at the time both members of the Seattle Bank. As part of an internal restructuring, essentially all outstanding advances and Class B capital stock held by Merrill Lynch Bank USA were transferred to Bank of America Oregon, N.A., resulting in a significant increase in advance and capital stock concentrations with that member.
The reclassification of our formerly largest member into a nonmember shareholder (which cannot take out new advances) and the transfer of Class B capital stock from one large member to our now largest member have significantly changed the potential concentration of our advances among our borrowers, particularly our largest borrowers. These changes have led to and may continue to lead to adverse effects on our business, including greater advance concentration risk, lower advance balances and related interest income, and possibly, lower net income. Further, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations, which could impact our ability to maintain our current level of business operations.
In addition, the Seattle Bank is pursuing a number of complaints (originally filed in December 2009) in Washington State court against various entities relating to its purchase of certain PLMBS, including some members and potential members (and some of their affiliates), which actions continue. We have a significant concentration of advances and capital stock balances with members that are affiliates of several large bank holding companies that are parties to these actions. Should these large bank holding companies direct their affiliates to reduce or not otherwise pursue their activity with us or should certain potential members be unwilling to become members due to these legal actions, our business, including our financial condition and results of operations, could be negatively affected.
We face competition for advances business, which could adversely affect our net income.
We compete for advances business with other sources of funding, including our members’ retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by the cost and availability of our advances relative to the cost and availability of funding from these other sources. The availability of alternative funding sources for members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and available collateral.
Since mid-2009, the increasing availability of liquidity alternatives has increased our need to compete via differential pricing. We use differential pricing as a strategy in competing for our members' funding business, particularly for those members with access to a wider range of funding sources, including other FHLBanks. Differential pricing provides that rates on advances meeting specified criteria may be lower for some members than for others, so that the rates on our advances can be competitive with the lower rates available to those members. We believe that the resulting increase in advance volume compensates for any reduction in overall yield due to differential pricing. However, there can be no assurance that the volume of such advances will continue to adequately compensate us for the reduction in overall yield on such advances, which could negatively affect our financial condition and results of operations, particularly our net income.

The FHLBanks are subject to a complex body of laws and regulations, such as the Dodd-Frank Act, and proposed legislation, including GSE reform, which could have an adverse impact on our financial condition and results of operations.
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are governed by federal laws and regulations of the Finance Agency. From time to time, Congress has amended the FHLB Act in ways and passed other legislation that have significantly affected the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations.
For example, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The FHLBanks' business operations, funding costs, rights and obligations, and the manner in which the FHLBanks carry out their housing finance mission are likely to be affected by the passage of the Dodd-Frank Act and implementing regulations. As an illustration, if an FHLBank is identified as being a systemically important financial institution by the Federal Reserve, the FHLBank would be subject to heightened prudential standards established by the Federal Reserve. These standards could include risk-based capital, liquidity, and risk management requirements. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional required public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and to undergo semi-annual stress tests.
The Dodd-Frank Act also provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the FHLBanks, including the Seattle Bank. Further, while collateral posted by swap customers to a clearinghouse in connection with cleared swaps must be legally segregated on a customer-by-customer basis, customer collateral may be commingled with the collateral of other customers of the same FCM in one physical account. However, because of operational and investment risks inherent in the collateral model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, our business, including our financial condition and results of operations, may be adversely impacted. In addition, under the derivatives regulation portion of the Dodd-Frank Act, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Such additional requirements will likely increase the cost of our hedging activities and may adversely affect our ability to hedge our interest rate risk exposure from advances and achieve our risk management objectives.
The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. For example, in November 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 through December 31, 2012. Deposits are a source of liquidity for our members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, may weaken member demand for our advances. In addition, on April 1, 2011, the FDIC's final rule revising the assessment system applicable to FDIC-insured financial institutions became effective, resulting in our advances being included in our members' assessment base. We believe this rule has negatively impacted demand for our advances, particularly at quarter-end dates, as our members have modified their borrowing practices to minimize their assessment bases.
It is not possible to predict all of the effects of the Dodd-Frank Act, including the related rules and regulations, on the FHLBanks, including the Seattle Bank, or their members until the implementing rules and regulations are drafted, finalized, and effective.

Further, on February 11, 2011, the U.S Treasury and HUD jointly issued a report to Congress on reforming America's housing finance market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama administration noted it would work in consultation with the Finance Agency and the U.S. Congress to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time. The report sets forth possible reforms for the FHLBank System, which would focus the FHLBanks on small- and medium-sized financial institutions; restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank; limit the level of outstanding advances to individual members; and reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions. The potential effect of housing finance and GSE reform on the FHLBanks, including the Seattle Bank, is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
In addition, under the proposed Basel III liquidity coverage ratio calculation of liquid assets for internationally active banks, unused lines of credit with FHLBanks are not recognized as readily available liquidity, a significant component in the value of FHLBank membership. Failure to recognize FHLBank advances as a liquidity component could diminish the perceived benefit and attractiveness of membership in the FHLBank System for those banks managing to the Basel III liquidity framework.
In general, we cannot predict what additional regulations will be issued or what additional legislation may be enacted, nor can we predict the effect of any such additional regulations or legislation on our business, financial condition, or results of operations. Changes in our regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds or liquidity requirements, increases in retained earnings requirements, debt issuance limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, or increased compliance costs. Such new or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other regulatory agencies could have a negative effect on our ability to conduct business or our costs of doing business.
See "Part I. Item 1. Business—Recent Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.
Member failures and consolidations may adversely affect our business.
Over the last several years, the deteriorating financial condition of many financial institutions has led to an increase in both the number of financial institution failures and in the number of financial institution mergers and consolidations. As a result of such activity, the Seattle Bank has lost 33 members since mid-2008. If there is a continuation of member failures and mergers or consolidations, particularly into out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations.
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
Exposure to counterparty credit risk may adversely affect our business, including our financial condition and results of operations.
We are subject to credit risk from our secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, declining real estate values (both residential and non-residential), changes in monetary policy, and other events have led and may further lead to counterparty defaults relating to our investments, mortgage loans held for portfolio, and derivative and hedging instruments that have affected and could adversely affect our business, including our financial condition and results of operations.
For example, we have invested in PLMBS, the majority of which are collateralized by Alt-A mortgage loans, whose market values have declined significantly since mid-2007 and on which we have taken significant OTTI charges. Should market conditions, collateral credit quality, or performance of the loans underlying our PLMBS deteriorate beyond our current expectations, we could incur additional market value losses on our investments, including additional OTTI losses, which could materially impact our results of operations, retained earnings, future dividend payments, and our ability to repurchase or redeem capital stock. We also hold a significant amount of short-term investments with a limited number of secured and unsecured counterparties. Although we believe the likelihood of failure of any of these counterparties to be low, any such failure, particularly that of an unsecured counterparty, would have a significant adverse affect on our financial condition and results of operations, as well as our ability to operate our business.
Also, the disruptions in the global markets, including the U.S. credit markets, that have occurred over the last several years, have significantly increased the volatility of the basis risk of our mortgage-related assets. Because we have elected not to hedge this risk, further widening of the credit spread or indirect exposure to losses in the European markets could negatively impact our market value of equity and increase our unrealized market value loss.
We rely on quantitative models (and qualitative analyses) to manage risk and make business decisions, including determining whether securities are other-than-temporarily impaired, and if those models or analyses fail to produce reliable results, our business, financial condition, and results of operations could be adversely affected.
We make significant use of internal and third-party business and financial models to measure and monitor our risk exposures and use the information provided by these models to make decisions relating to strategies, initiatives, transactions, products, risk-based capital requirements, and valuation of our assets and liabilities. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future advance demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have in recent years, the data and assumptions used for our models may not keep pace with changing conditions. Although we mitigate the risk of unreliable modeling results by, among other things, data and result benchmarking and periodic validation, if these models fail to produce reliable results, we may not make appropriate risk management or business decisions, including determinations of OTTI of securities, which could adversely affect our earnings, liquidity, capital position, or financial condition.
If our shareholders conclude that their Seattle Bank stock is impaired, our business and financial performance could be adversely affected.
Our capital stock is subject to impairment risk, such that our shareholders could decide to write down the value of their investment in Seattle Bank capital stock based on their analysis of the recoverability of the stock’s $100 par value. Such a determination could follow their review of factors such as the long-term nature of an investment in our capital stock (i.e., Class B capital stock having a five-year statutory redemption period), our current “undercapitalized” classification, and the benefits of membership in our cooperative, including, among others, access to liquidity through low-cost funding, access to grants and below-market-rate loans for affordable housing and economic development, services and educational programs provided to members, and potential dividends (which we paid to members when we met applicable regulatory capital requirements and operating targets). Should shareholders determine that their investment in our capital stock is impaired, our financial condition, results of operations, and business could be negatively affected as, among other things, members may be less willing to do business with us and, as a result, we may not be able to effectively carry out our mission.

As mortgage servicers continue their loan modification and liquidation efforts, the yield on or value of our mortgage-related assets may be adversely affected.
Since 2008, as mortgage loan delinquencies and loss severities have increased, a number of mortgage servicers have announced programs to modify these loans in order to mitigate losses. Such loan modifications have included reductions in interest rate and principal. Losses from such loan modifications may be allocated to investors, such as the Seattle Bank, in the MBS collateralized by these loans in the form of lower interest payments or reductions in future principal amounts received.
In addition, many mortgage servicers are contractually required to advance interest and principal payments on delinquent loans, regardless of whether the servicer has received payment from the borrower, provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with decreasing property values in many geographic areas, may result in lower fair values or higher OTTI credit losses on our MBS investments and lower fair values and higher credit losses on our mortgage loans held for portfolio than we previously experienced or forecast, negatively impacting our financial condition and results of operations.
We rely heavily upon effective information systems and other technology (much of it provided by third parties), and failures in these systems or the management of these systems could adversely affect our ability to effectively operate our business.
We rely heavily upon information systems and other technology to conduct and manage our business, including a significant amount of systems and other technology provided by third parties. Our ability to maintain and upgrade our information systems and technologies is dependent on the continued support capabilities of our third-party providers, availability of key personnel, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by our third party providers, we may be unable to effectively conduct and manage our business. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. In addition, a natural disaster or other catastrophe, an act of terrorism, cyber attack, security breach, or a third-party error could cause such a failure or interruption. Any significant failure or interruption could harm our business, customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.
An inability to retain or timely hire key personnel may have a material adverse effect on our business.
Our success depends in large part on the services of key personnel, including those on our senior management and finance and information technology teams. Loss of key personnel or the inability to fill significant vacancies could have a material adverse impact on our ability to effectively run our business, including implementing the requirements of the Consent Arrangement. Retention and attraction of personnel with the applicable specialized skills can be difficult, especially as we work within the requirements set forth in the Consent Arrangement, and we may not be able to retain or timely hire key personnel in the future.
Concerns related to OTTI exposure, and restrictions on dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other actions, including downgrades in our credit ratings or outlook or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.
The Seattle Bank and several other FHLBanks have reported, and may continue to report, earnings pressures, partially due to impairment charges taken on PLMBS since 2008. During this period, the Seattle Bank and a number of other FHLBanks have been required to or otherwise voluntarily suspended dividends and capital stock repurchases to preserve capital, prompting significant attention from public and governmental organizations. If the earnings pressures continue, they could further raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could result in higher and more volatile debt costs and, possibly, more difficulty in issuing debt, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events were to occur, our advance rates could increase as they are generally based on our cost of funds, negatively impacting our advance volumes. In addition, should counterparties perceive that the Seattle Bank has a higher credit-risk profile, it could cost more to enter into interest-rate exchange agreements, negatively impacting our financial condition and results of operations.
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
Significantly lower earnings or net losses at other FHLBanks could increase our AHP assessments if we are required to make contributions in order to ensure that the minimum statutory amounts are funded by the FHLBank System.
Annually, the FHLBanks must set aside the greater of $100 million or 10% of regulatory net earnings to fund the AHP. If the total annual earnings before AHP expenses of the 12 FHLBanks were to fall below $1.0 billion, each FHLBank would be required to contribute more than 10% of its net earnings to meet the minimum $100 million annual AHP contribution. If the Seattle Bank were required to contribute under such a scenario, our additional AHP contribution would reduce our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently occupy 46,872 square feet of leased space at our headquarters in Seattle, Washington. Our total leased space at this location is 91,374 square feet under a 20-year lease, which expires on April 30, 2013. In March 2007, we executed a sublease with a third party for 7,406 square feet of unused office space at our headquarters beginning on November 1, 2007 and expiring on April 30, 2013, and in October 2008, we executed a sublease for an additional 15,666 square feet of unused office space at our headquarters expiring on April 30, 2013. In June 2011, we executed a sublease with another third party for 21,430 square feet of unused space at our headquarters beginning on August 1, 2011 and expiring on April 30, 2013. We lease 2,920 square feet of space at a second location in the Seattle area as a disaster recovery facility under a 10-year lease, which expires in February 2013, and 250 square feet of space as a recovery data center in Spokane, Washington, which expires in July 2013.

ITEM 3. LEGAL PROCEEDINGS
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS as described below. Other than as may possibly result from the legal proceedings discussed below, after consultations with legal counsel, we do not believe that the ultimate resolutions of any other current matters would have a material impact on our financial condition, results of operations, or cash flows.
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
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to six PLMBS securities (the CSC Securities) that the Seattle Bank purchased from, among others, Countrywide Securities Corporation (CSC), in an aggregate original principal amount of approximately $461.9 million. In addition to CSC, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (collectively, the CSC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the CSC Securities and repurchase of the CSC Securities by the CSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the CSC Securities received by the Seattle Bank. The Seattle Bank asserts that the CSC Defendants made untrue statements and omitted important information in connection with their sale of the CSC Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the CSC Defendants, is a member of the Seattle Bank but is not a defendant in this action. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2011.
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to two PLMBS securities (the BAS Securities) that the Seattle Bank purchased from, among others, Banc of America Securities LLC (BAS), in an aggregate original principal amount of approximately $135.5 million. In addition to BAS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, Banc of America Funding Corporation, and Bank of America Corporation (collectively, the BAS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BAS Securities and repurchase of the BAS Securities by the BAS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BAS Securities received by the Seattle Bank. The Seattle Bank asserts that the BAS Defendants made untrue statements and omitted important information in connection with their sale of the BAS Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the BAS Defendants, is a member of the Seattle Bank but is not a defendant in this action. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2011.
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
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to one PLMBS security (the ML Security) that the Seattle Bank purchased from, among others, Merrill Lynch, Pierce, Fenner & Smith Inc. (ML), in an aggregate original principal amount of approximately $100.0 million. In addition to ML, the defendants in this proceeding include Merrill Lynch Mortgage Investors, Inc. and Merrill Lynch Mortgage Capital, Inc. (collectively, the ML Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the ML Security and repurchase of the ML Security by the ML Defendants for the original purchase price plus 8% per annum (plus related costs), minus distributions on the ML Security received by the Seattle Bank. The Seattle Bank asserts that the ML Defendants made untrue statements and omitted important information in connection with their sale of the ML Security to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the ML Defendants, is a member of the Seattle Bank but is not a defendant in this action. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2011.
On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to four PLMBS securities (the UBS Securities) that the Seattle Bank purchased from, among others, UBS Securities LLC (UBS), in an aggregate original principal amount of approximately $658.6 million. In addition to UBS, the defendants in this proceeding include CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc. (collectively, the UBS Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the UBS Securities and repurchase of the UBS Securities by the UBS Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the UBS Securities received by the Seattle Bank. The Seattle Bank asserts that the UBS Defendants made untrue statements and omitted important information in connection with their sale of the UBS Securities to the Seattle Bank. Bank of America Oregon, N.A., which is affiliated with the CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc., is a member of the Seattle Bank but is not a defendant in this action. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2011.
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

On December 23, 2009, the Seattle Bank filed a complaint in the Superior Court of Washington for King County relating to ten PLMBS securities (the BSC Securities) that the Seattle Bank purchased from, among others, Bear, Stearns & Co., Inc. (BSC), in an aggregate original principal amount of approximately $719.4 million. In addition to BSC, the defendants in this proceeding include Structured Asset Mortgage Investments II, Inc. and The Bear Stearns Companies, Inc. (collectively, the BSC Defendants). The Seattle Bank’s complaint under Washington State law requests rescission of its purchase of the BSC Securities and repurchase of the BSC Securities by the BSC Defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the BSC Securities received by the Seattle Bank. The Seattle Bank asserts that the BSC Defendants made untrue statements and omitted important information in connection with their sale of the BSC Securities to the Seattle Bank. JPMorgan Chase Bank, N.A., which may be deemed affiliated with the BSC Defendants, is not a named defendant in this action. JPMorgan Chase Bank, N.A. held 27.6% of the Seattle Bank’s capital stock as of December 31, 2011.
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
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the eleven cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is underway.
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
On May 12, 2009, as part of the Seattle Bank’s efforts to correct our then risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A capital stock and Class B capital stock, each of which has a par value of $100 per share. Each class of stock can be issued, transferred redeemed, and repurchased only at par value.
As of February 29, 2012, we had 373 shareholders holding 26,415,794 shares of our Class B capital stock and 108 shareholders holding 1,588,642 shares of our Class A capital stock. Of the outstanding shares, 10,212,407 of Class B shares and 395,262 of Class A shares were reclassified for financial reporting purposes from capital stock to mandatorily redeemable capital stock liability.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.
Dividends
Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from unrestricted retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the Finance Agency adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2011, we had excess stock of $2.0 billion, or 5.1% of our total assets. As a result of our "undercapitalized" classification and the Consent Arrangement, we are currently unable to declare or pay dividends without approval of the Finance Agency.
We declared and paid no dividends on our Class A or Class B capital stock during 2011 or 2010. We cannot estimate when, or if, we will resume dividend payments. Any payment of future dividends will be subject to the requirements, limitations, the policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.

See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources--Dividends and Retained Earnings—Dividends" for additional information regarding dividend limitations.
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

Selected Financial Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
(in millions, except percentages)
Statements of Condition (at year end)
Total assets	$40,184	$47,208	$51,094	$58,362	$64,207
Investments (1)	27,369	30,499	23,817	16,005	12,538
Advances	11,292	13,355	22,257	36,944	45,525
Mortgage loans held for portfolio, net (2)	1,357	3,209	4,106	5,087	5,666
Deposits and other borrowings	287	503	340	582	964
Consolidated obligations, net: (3)
Discount notes	14,034	11,597	18,502	15,878	14,980
Bonds	23,221	32,479	29,762	38,591	44,996
Total consolidated obligations, net	37,255	44,076	48,264	54,469	59,976
Mandatorily redeemable capital stock	1,061	1,022	946	918	82
AHP payable	13	5	9	16	23
REFCORP (deferred asset) payable (4)	—	(15)	(20)	(20)	5
Capital stock:
Class A capital stock - putable	119	126	133	118	288
Class B capital stock - putable	1,621	1,650	1,717	1,730	2,141
Total capital stock	1,740	1,776	1,850	1,848	2,429
Unrestricted retained earnings (accumulated deficit) (5)	132	73	52	(79)	149
Restricted retained earnings (6)	25	—	—	—	—
AOCL (5)	(611)	(667)	(909)	(3)	(2)
Total capital	1,286	1,182	993	1,766	2,576
Statements of Operations (for the year ended)
Interest income	$369	$574	$878	$2,247	$3,006
Net interest income	96	176	214	179	171
Other income (loss)	64	(86)	(323)	(319)	(28)
Other expense	67	62	53	59	46
Income (loss) before assessments	93	28	(162)	(199)	97
AHP and REFCORP assessments	9	7	—	—	26
Net income (loss)	84	21	(162)	(199)	71

Selected Financial Data (Continued)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
(in millions, except percentages)
Financial Statistics (for the year ended)
Return on average equity	6.40%	1.87%	(13.94)%	(7.84)%	3.00%
Return on average assets	0.19%	0.04%	(0.30)%	(0.29)%	0.12%
Average equity to average assets	2.95%	2.14%	2.15%	3.76%	3.98%
Regulatory capital ratio (7)	7.36%	6.08%	5.58%	4.60%	4.14%
Net interest margin (8)	0.23%	0.35%	0.40%	0.27%	0.29%
Dividends (for the year ended)
Dividends paid in cash	$—	$—	$—	$29	$14
Annualized dividend rate:
Class A stock - putable (9)	—%	—%	—%	2.31%	5.08%
Class B stock - putable (9)	—%	—%	—%	0.95%	0.60%
Dividend payout ratio (10)	—%	—%	—%	(14.20)%	20.30%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, available-for-sale (AFS) and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)	Mortgage loans held for portfolio, net includes allowance for credit losses of $5.7 million, $1.8 million, $626,000, $0, and $0, for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.
(3)
Consolidated obligations are the joint and several obligations of all the FHLBanks. The amounts shown are the consolidated obligations, net for which the Seattle Bank is the primary obligor. The total aggregate par value of the FHLBanks' outstanding consolidated obligations was approximately $691.9 billion, $796.4 billion, $930.6 billion, $1.3 trillion, and $1.2 trillion as of December 31, 2011, 2010, 2009, 2008, and 2007.

(4)
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank's June 30, 2011 financial statements.

(5)
Prior to January 1, 2009, all OTTI losses were recognized through earnings. On January 1, 2009, the Seattle Bank implemented the new accounting guidance related to OTTI loss recognition and reclassified $293.4 million from accumulated deficit to AOCL.

(6)
Subsequent to the satisfaction of the REFCORP obligation and in accordance with the Capital Agreement, starting in the third quarter of 2011, we began allocating 20% of our net income to a separate restricted retained earnings account.

(7)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(8)	Net interest margin is defined as net interest income for the period expressed as a percentage of average earning assets for the period.
(9)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(10)	Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
This discussion and analysis reviews our financial condition as of December 31, 2011 and 2010 and our results of operations for the years ended December 31, 2011, 2010, and 2009. It should be read in conjunction with our audited financial statements and notes for the years ended December 31, 2011, 2010, and 2009 included in “Part II. Item 8. Financial Statements and Supplementary Data" in this report. Our financial condition as of December 31, 2011 and our results of operations for the year ended December 31, 2011 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2012 or for any other future dates or periods.
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
Financial Condition and Results
Historical Operations
Since 2005, after terminating our MPP, we have focused on our primary business of providing advances to our members. From 2005 through 2007, our average annual advance balance increased, largely as a result of increased borrowings by our larger members, modifications to our pricing strategies, and growth in our membership base. During this same period, in order to further increase net income and retained earnings, we elected to supplement our earnings by investing in variable interest-rate PLMBS (which were rated "AAA" at the time), eventually increasing our overall MBS portfolio to a level slightly less than three times our regulatory capital, as allowed by regulation. These PLMBS investments were expected to provide a higher return with lower interest-rate risk than the short-term investments in which we had been investing.
The global financial crisis that began in 2007 and the subsequent economic recession affected all sectors of the U.S economy, and we were significantly impacted in a number of ways that negatively affected our business. Although our advance balance increased to a record high in September 2008, we lost two of our largest members in late 2008 and mid-2009 (one of which accounted for over one-third of outstanding advances as of September 30, 2008). Between 2008 and 2011, we lost an additional 32 members due to merger, acquisition, or closure by the FDIC or NCUA. These changes in our membership significantly impacted outstanding advances and future advance demand. Although all of the FHLBanks experienced significant growth and contraction in advance volumes during this period, we were particularly negatively impacted due to, among other things, the loss of our largest borrower.

In addition, deteriorating credit quality and market values of the mortgages underlying our PLMBS investments resulted in: (1) significant OTTI losses beginning in third quarter 2008 and (2) our failure to meet our minimum risk-based capital requirement as of December 31, 2008, March 31, 2009, and June 30, 2009. Due to, among other things, these risk-based capital deficiencies and subsequent classification as "undercapitalized" by the Finance Agency, we have been restricted from repurchasing, redeeming, and paying dividends on our capital stock since December 2008. Further, we have been restricted to various extents from repurchasing or redeeming capital stock prior to the expiration of the six-month or five-year statutory redemption periods without Finance Agency approval since 2005.
Advance demand began to decrease in late 2008 and this trend continued through 2011, and during this time, we have received proceeds from large maturing and prepaid advances and principal payments on mortgage loans. Due to our inability to return excess capital to our members through capital stock redemptions and repurchases or dividend payments and to restrictions on increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval, we have focused on providing value to our members by maintaining asset capacity to ensure adequate liquidity to fund advance requests and generate a return on their invested capital.
On October 25, 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, following the Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011) and once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
The Consent Arrangement also required us to meet certain minimum financial metrics by the end of the Stabilization Period and requires us to maintain them for each quarter-end thereafter. These financial metrics relate to our retained earnings, AOCL, and the ratio of market value of equity (MVE) to par value of capital stock, including mandatorily redeemable capital stock (PVCS), which are discussed below. With the exception of not meeting the minimum retained earnings requirement under the Consent Arrangement as of June 30, 2011, we met all minimum financial metrics at each quarter end during the Stabilization Period and as of September 30, 2011 and December 31, 2011.
Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, in particular enhancing our credit and collateral risk management, remediating or developing plans for remediating 2010 examination findings, and developing improved executive compensation plans (on which we received a non-objection from the Finance Agency). We continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. For example, in late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations, including repurchasing, redeeming, and paying dividends on our capital stock, and we are fully committed to addressing these requirements. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations.
The Finance Agency continues to evaluate our progress towards meeting the requirements of the Consent Arrangement. The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and, as such, restricted from redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval. See Note 2 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for more information.
Recent Market Conditions
U.S. economic indicators continued to show mixed signs in 2011 as a result of, among other things, a continued weak business climate, persistent high unemployment, and fears of a double-dip recession. Global economic concerns resulted in continued and often significant volatility in the U.S. and global financial markets throughout 2011. These included unrest in Northern Africa and the Middle East in the first quarter, the Japanese earthquake and tsunami in the second quarter, the U.S. Congress' difficulty in increasing the U.S. government's debt limit to avert default on the nation's debt and the subsequent downgrade by S&P of its long-term sovereign credit rating of U.S. debt obligations in the third quarter, and possible European sovereign debt defaults, particularly in the third and fourth quarters.
Interest rates remained very low throughout 2011, with the Federal Reserve announcing in October its "Operation Twist," a plan to purchase longer-dated assets and sell shorter-dated assets and to reinvest maturing agency and MBS investments into agency MBS securities instead of Treasury securities. In January 2012, the Federal Reserve also announced that it would hold the target range for the federal funds rate between 0% and 0.25% and that it anticipates economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014. These actions are expected to place continued downward pressure on interest rates, especially longer-term interest rates.
During 2011, although the rate of decline in the U.S. housing market slowed compared to the previous three years, it continued to deteriorate, with many areas of the country experiencing declines in housing prices. This, in combination with large inventories of unsold properties, current and forecast borrower defaults and mortgage foreclosures, and mortgage servicing issues that temporarily stalled foreclosures and liquidations, continued to negatively impact the credit quality of PLMBS and contributed to recognition of additional OTTI charges by a number of financial institutions, including the Seattle Bank.
Further, although some Seattle Bank members have experienced improved capital levels and earnings over the past 12 months, many continue to struggle with weak earnings or losses and high levels of non-performing assets. In an effort to strengthen capital positions, many lending institutions have reduced their asset levels, which, along with the continued high level of retail customer deposits and weak loan demand, has reduced demand for wholesale funding, including FHLBank advances. Although we have continued to attract new members and make advances, additional mergers, acquisitions, or closures among our membership could further negatively impact our advance volumes.
2011 Financial Condition and Results
As of December 31, 2011, we had total assets of $40.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $157.4 million, compared to total assets of $47.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.0 billion of mandatorily redeemable capital stock), and retained earnings of $73.4 million as of December 31, 2010. Retained earnings as of December 31, 2011 increased from that of December 31, 2010 due to our 2011 net income. Our outstanding advances declined to $11.3 billion as of December 31, 2011, from $13.4 billion as of December 31, 2010, primarily due to maturing advances and continued reduced advance demand. As of December 31, 2011, our investments declined to $27.4 billion, from $30.5 billion as of December 31, 2010.
We recorded net income of $84.0 million and $20.5 million for the years ended December 31, 2011 and 2010, and a net loss of $161.6 million for the year ended December 31, 2009. The increase in net income for 2011 compared to 2010 was primarily due to a net gain of $73.9 million from our sale of $1.3 billion of mortgage loans from our MPP. Lower credit-related losses on other-than-temporarily impaired PLMBS in 2011 and 2010 compared to the previous periods favorably impacted net income. Other income for the year ended December 31, 2010 included a positive effect of $8.9 million from a modeling refinement made in June 2010 relating to our valuation of certain of our derivative instruments, and there was was no such positive effect in 2011 or 2009.

Net interest income totaled $97.0 million, $176.1 million, and $214.6 million for the years ended December 31, 2011, 2010, and 2009. While favorably impacted by lower funding costs, net interest income was adversely affected by a lower balance of mortgage loans held for portfolio, reduced advance demand, and lower returns on short-term and variable interest-rate investments. Including the effect of interest-rate swaps hedging certain of our AFS securities, adjusted net interest income was $$145.6 million and $193.0 million for the years ended December 31, 2011 and 2010. Net interest income in 2009 was not impacted by this activity. See “—Results of Operations for the Years Ended December 31, 2011, 2010, and 2009—Net Interest Income—Non-GAAP Measure-Adjusted Net Interest Income,” for a discussion of this non-GAAP measure.
We recorded $91.2 million, $106.2 million, and $311.2 million of additional credit losses on our PLMBS for the years ended December 31, 2011, 2010, and 2009. The additional credit losses in each year were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgage loans underlying our PLMBS. Non-credit OTTI losses are recorded in AOCL on our statements of condition. As of December 31, 2011, AOCL improved to $610.6 million, from $666.9 million as of December 31, 2010, primarily as a result of increases in the fair values of AFS securities determined to be other-than-temporarily impaired. See “—Financial Condition as of December 31, 2011 and 2010—Investments—Credit Risk—OTTI Assessment ,” and Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for more information.
Seattle Bank Key Metrics
The past several years have been difficult for most financial institutions, including the Seattle Bank. Although we were profitable in 2011 and 2010, we continue to face a number of challenges, including declining advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. In addition, our members have experienced challenges that have resulted in mergers, acquisitions, and closures that have reduced, and may further reduce, the size of our membership base. As we work through what we expect will be a slow economic recovery, we will continue to fulfill our mission of providing liquidity and funding for our members and their communities and maintain our focus on our longer-term goals of:

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our MVE and PVCS.
In addition to a variety of other measures, we track our progress in achieving our business goals using the following key metrics:

•	MVE to PVCS ratio. As of December 31, 2011, our MVE to PVCS ratio decreased slightly to 74.4% from 75.7% as of December 31, 2010.

•	Retained earnings. As of December 31, 2011, our retained earnings increased to $157.4 million, from $73.4 million as of December 31, 2010 due to 2011 net income.

•
Return on PVCS vs. federal funds. Our return on PVCS for the year ended December 31, 2011 was 3.0% , compared to 0.73% in 2010. The average federal funds effective rate for the year ended December 31, 2011 was 0.10%, compared to 0.18% in 2010.

As we work through a difficult economic climate, we are looking to strategically execute on opportunities to strengthen our balance sheet and minimize our financial and other risks. For example, our sale of mortgage loans in July 2011 significantly improved our retained earnings and enabled the monetization of market-value gains. However, the actions we have taken and may take to meet our members' needs and to implement the plans developed to meet the requirements of the Consent Arrangement may adversely impact our financial condition and results of operations. In addition, legislative, regulatory, and membership changes could negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.

Financial Condition as of December 31, 2011 and 2010
Our assets principally consist of advances, investments, and mortgage loans. Although our advance balance as of December 31, 2011 declined by 15.4% to $11.3 billion, from $13.4 billion as of December 31, 2010, our advances as a percentage of total assets declined only slightly, to 28.1% from 28.3%, due to the reduction in the bank's overall asset size. As of December 31, 2011, the balance of mortgage loans outstanding declined to $1.4 billion, from $3.2 billion as of December 31, 2010, primarily due to our sale of $1.3 billion of mortgage loans in July 2011. Our investment balance declined to $27.4 billion, from $30.5 billion as of December 31, 2010, as we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.
The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2011 and 2010.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	December 31, 2011	December 31, 2010
(in percentages)
Advances	28.1	28.3
Investments	68.1	64.6
Mortgage loans	3.4	6.8
Other assets	0.4	0.3
Total	100.0	100.0
 We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of December 31, 2011 and 2010.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	December 31, 2011	December 31, 2010
(in percentages)
Consolidated obligations	92.7	93.4
Deposits	0.7	1.1
Other liabilities *	3.4	3.0
Total capital	3.2	2.5
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.6% and 2.2% of total liabilities and capital as of December 31, 2011 and 2010, is recorded in other liabilities.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
 Advances decreased by 15.4%, or $2.1 billion, to $11.3 billion as of December 31, 2011, compared to $13.4 billion as of December 31, 2010. This decline was primarily due to maturing advances and lower demand for wholesale funding during 2011. Overall member demand for advances declined, primarily due to increased retail deposit levels, continued low consumer-loan activity at their institutions, and the increased availability of wholesale funding options to many of our members.

Because a large concentration of our advances is held by a limited number of borrowers, changes in this group's borrowing decisions, including decreased demand, have affected and can still significantly affect the amount of our advances outstanding. We expect that the concentration of our advances with our largest borrowers will remain significant for the foreseeable future. For information on our top five borrowers at the holding company level and advances outstanding by institution type as of December 31, 2011 and 2010, see "Part I. Item 1. Business—Our Business—Products and Services—Advances."
The following table summarizes our advance portfolio by product type as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$14,135	0.1	$112,682	0.9
Adjustable interest-rate	619,536	5.7	1,617,035	12.5
Fixed interest-rate advances:
Non-amortizing	6,544,954	60.1	7,378,812	56.7
Amortizing	385,569	3.5	503,263	3.9
Structured advances:
Putable advances:
Non-knockout	2,687,016	24.6	2,878,910	22.2
Knockout	397,500	3.6	292,500	2.3
Capped floater	10,000	0.1	30,000	0.2
Floating-to-fixed convertible *	115,000	1.1	175,000	1.3
Symmetrical prepayment	136,300	1.2	—	—
Total par value	$10,910,010	100.0	$12,988,202	100.0

*	As of December 31, 2011, these advances have passed their conversion date and have converted to fixed interest rates.

Advance demand was generally for short-term advances during 2011, with the percentage of outstanding advances maturing in one year or less, increasing to 53.7% as of December 31, 2011, from 38.4% as of December 31, 2010. The percentage of fixed interest-rate advances, including certain structured advances (e.g., putable advances), as a percentage of total par value of advances increased to 94.1% as of December 31, 2011, compared to 86.5% as of December 31, 2010, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month LIBOR).
The following table summarizes our advance portfolio by interest payment terms to maturity as of December 31, 2011.

	As of December 31, 2011
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$5,488,746	$374,135	$5,862,881
Due after one year	4,777,593	269,536	5,047,129
Total par value	$10,266,339	$643,671	$10,910,010

The total weighted-average interest rate on our advance portfolio decreased to 2.10% as of December 31, 2011, from 2.33% as of December 31, 2010. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During 2011 and 2010, many of our members had less need for our advances, and wholesale funding in general, as they, among other things, experienced increases in retail customer deposits and continued low customer loan activity. We periodically review our advance pricing structure to determine whether it remains competitive, complies with regulatory requirements, and generates sufficient income to support our operations.
Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. We may also offer advance promotions from time to time, where advances of specific maturities are offered at lower rates than our daily market-based pricing. The majority of our advances were differentially priced during 2011, 2010, and 2009, primarily as a result of improved availability of wholesale funding options to our members.
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
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
Advance Pricing	2011	2010	2009
(in percentages)
Differential pricing	95.5	92.4	92.4
Daily market-based pricing	3.2	7.4	7.6
Auction funding pricing	1.3	0.2	—
Total	100.0	100.0	100.00
The demand for advances also may be affected by the manner in which members support their advances with capital stock, our members' ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. We are currently precluded from repurchasing, redeeming, or paying dividends on our capital stock as a result of our "undercapitalized" classification by the Finance Agency and the terms of the Consent Arrangement. The Consent Arrangement clarifies the steps we must take to no longer be deemed "undercapitalized" and, provided we achieve and maintain certain financial and operational metrics and requirements, to begin repurchasing and redeeming member capital stock. However, we cannot provide assurance that we will be able to meet all of these requirements or other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" and unable to repurchase, redeem, or pay dividends on capital stock for some time.
In late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.

Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us.
Credit Risk
We have never experienced a credit loss on an advance. Our credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2011 and 2010, we had $7.3 billion and $6.0 billion in total advances in excess of $1.0 billion per borrower outstanding to three and two borrowers (measured at the holding company level).
We assign each member institution an internal-risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs, and economic conditions. As of December 31, 2011, the number of institutions rated in our lower risk categories improved to 57% from 51% in 2010. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us. Over recent years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a significant number of borrowers from blanket pledge collateral arrangements to physical possession collateral arrangements. As of December 31, 2011 and 2010, 25% and 27% of our borrowers were on the physical possession collateral arrangement, representing approximately 11% and 24% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or NCUA since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. Historically, to determine the value against which we apply these specified percentages, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. This change is intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. In addition, for collateral pledged by a member who is deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of December 31, 2011 and 2010, we had rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
Pursuant to the Consent Arrangement, we are implementing policies to remediate issues identified by an independent consultant relating to our collateral and credit-risk management policies and have commenced improvements, such as the borrowing capacity change noted above.
For additional information on advances, see Note 9 in ”Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report.

Investments
We maintain portfolios of short- and long-term investments to help manage liquidity, to maintain our leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and short-term TLGP notes, while long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, or that carry the highest credit ratings from Moody's or S&P at the time of purchase (although following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and longer-term TLGP notes. Our investment securities are classified either as AFS or HTM.

The following table presents our short- and long-term investments as of December 31, 2011, 2010, and 2009.

	As of	As of	As of
Short- and Long-Term Investments	December 31, 2011	December 31, 2010	December 31, 2009
(in thousands)
Short-term	$16,626,380	$12,586,152	$16,454,000
Long-term	10,742,662	17,912,884	7,362,776
Total investments	$27,369,042	$30,499,036	$23,816,776

The table below presents the carrying values and yields of our investments by type and contractual maturity as of December 31, 2011, 2010, and 2009.

	As of December 31,
	2011					2010	2009
Investments by Type	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Ten Years	Due after Ten Years	Total Carrying Value	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$2,705,957	$902,016	$—	$44,700	$3,652,673	$4,849,836	$—
TLGP	6,085,681	—	—	—	6,085,681	6,398,778	—
Total non-MBS	8,791,638	902,016	—	44,700	9,738,354	11,248,614	—
MBS:
PLMBS	—	—	—	1,269,399	1,269,399	1,469,055	976,870
Total MBS	—	—	—	1,269,399	1,269,399	1,469,055	976,870
Total AFS securities	$8,791,638	$902,016	$—	$1,314,099	$11,007,753	$12,717,669	$976,870
Yield on AFS securities	0.50%	0.60%	—%	0.84%	0.58%	0.62%	0.61%
HTM securities:
Non-MBS:
Certificates of deposit	$680,000	$—	$—	$—	$680,000	$1,267,000	$2,903,000
Other U.S. obligations	—	—	10,875	14,655	25,530	38,169	51,684
GSE and TVA	89,989	299,737	—	—	389,726	389,255	593,380
State and local housing agency obligations	—	—	—	3,135	3,135	3,590	4,130
Total non-MBS	769,989	299,737	10,875	17,790	1,098,391	1,698,014	3,552,194
MBS:
Other U.S obligations residential MBS	5	20	—	165,406	165,431	182,211	4,229
GSE residential MBS	—	—	622,918	3,808,169	4,431,087	3,312,555	3,198,679
Residential PLMBS	—	—	114,090	691,591	805,681	1,269,435	2,533,804
Total MBS	5	20	737,008	4,665,166	5,402,199	4,764,201	5,736,712
Total HTM securities	$769,994	$299,757	$747,883	$4,682,956	$6,500,590	$6,462,215	$9,288,906
Yield on HTM securities	0.93%	6.07%	1.18%	1.89%	1.89%	1.59%	1.64%
Securities purchased under agreements to resell	$3,850,000	$—	$—	$—	$3,850,000	$4,750,000	$3,500,000
Federal funds sold	6,010,699	—	—	—	6,010,699	6,569,152	10,051,000
Total investments	$19,422,331	$1,201,773	$747,883	$5,997,055	$27,369,042	$30,499,036	$23,816,776

As of December 31, 2011, our investments declined to $27.4 billion, from $30.5 billion as of December 31, 2010. Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. In late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of December 31, 2011 and 2010.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	December 31, 2011	December 31, 2010
(in thousands)
Freddie Mac	$1,991,402	$2,872,660
Fannie Mae	398,852	664,274
FFCB	1,307,708	1,365,689
TVA	344,437	336,468
Total	$4,042,399	$5,239,091
MBS Investments
Our MBS investments represented 225.6% and 217.1% of our regulatory capital as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, our MBS investments included $2.5 billion and $2.0 billion in Freddie Mac MBS and $2.0 billion and $1.3 billion in Fannie Mae MBS. As a result of the credit rating downgrade of Fannie Mae and Freddie Mac in August 2011, as of December 31, 2011, the carrying value of our investments in MBS rated “AAA” (or its equivalent) by an NRSRO, such as Moody's or S&P, decreased to $207.0 million from $4.1 billion as of December 31, 2010.  See “—Credit Risk” below for credit ratings relating to our MBS investments as of December 31, 2011 and 2010 and for credit rating downgrades subsequent to December 31, 2011.
During 2011 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. See Note 6 in "Part I. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
Credit Risk
We are subject to credit risk on our investments. Previously, we limited our unsecured credit exposure to any counterparty, other than GSEs (which are limited to the lower of 100% of our total capital and the issuer's total capital) and the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As a result of the credit rating agencies placing U.S. debt obligations on negative watch and subsequently downgrading them, we now determine the limits on our unsecured credit exposure to GSE debt obligations by applying the same criteria utilized for other unsecured counterparties, with the exception that the limits are based on our total capital rather than the lower of our capital and the GSE's capital. As such, our ability to purchase additional GSE debt obligations is limited.

The following table presents our unsecured credit exposure on securities purchased from private counterparties with maturities generally ranging from overnight to nine months as of December 31, 2011 and 2010. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	December 31, 2011	December 31, 2010
(in thousands)
Federal funds sold	$6,011,965	$6,570,223
Certificates of deposit	680,097	1,267,557
Total	$6,692,062	$7,837,780

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

The following tables summarize the carrying value of our investments and their credit ratings as of December 31, 2011 and 2010.

	As of December 31, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$850,000	$3,000,000	$—	$—	$3,850,000
Federal funds sold	—	4,019,000	1,991,699	—	—	—	6,010,699
Investment securities:
Certificates of deposit	—	414,000	266,000	—	—	—	680,000
U.S. agency obligations	—	4,056,116	—	—	—	11,813	4,067,929
State or local housing investments	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,085,681	—	—	—	—	6,085,681
Total non-MBS	—	14,577,932	3,107,699	3,000,000	—	11,813	20,697,444
Residential MBS:
Other U.S. agency	—	165,431	—	—	—	—	165,431
GSEs	—	4,431,087	—	—	—	—	4,431,087
PLMBS	206,990	57,054	82,094	137,228	1,591,714	—	2,075,080
Total MBS	206,990	4,653,572	82,094	137,228	1,591,714	—	6,671,598
Total investments	$206,990	$19,231,504	$3,189,793	$3,137,228	$1,591,714	$11,813	$27,369,042

	As of December 31, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$49,384	$71,202	$991,831	$396,307	$68,288	$14,702	$1,591,714

	As of December 31, 2010
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$4,250,000	$—	$—	$4,750,000
Federal funds sold	—	3,280,000	3,289,152	—	—	—	6,569,152
Investment securities:
Certificates of deposit	—	1,008,000	259,000	—	—	—	1,267,000
U.S. agency obligations	5,264,719	—	—	—	—	12,541	5,277,260
State or local housing investments	—	3,590	—	—	—	—	3,590
TLGP securities	6,398,778	—	—	—	—	—	6,398,778
Total non-MBS	11,663,497	4,291,590	4,048,152	4,250,000	—	12,541	24,265,780
Residential MBS:
Other U.S. agency	182,211	—	—	—	—	—	182,211
GSEs	3,312,555	—	—	—	—	—	3,312,555
PLMBS	632,585	37,700	18,249	142,437	1,907,519	—	2,738,490
Total MBS	4,127,351	37,700	18,249	142,437	1,907,519	—	6,233,256
Total investments	$15,790,848	$4,329,290	$4,066,401	$4,392,437	$1,907,519	$12,541	$30,499,036

	As of December 31, 2010
Below Investment Grade	BB	B	CCC	CC	D	Total
(in thousands)
Residential PLMBS	$5,771	$172,962	$1,290,936	$435,568	$2,282	$1,907,519

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, by year of issuance, as of December 31, 2011. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Year Ended December 31, 2011
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$157,824	$—	$—	$—	$—	$157,824
AA	16,190	—	—	—	—	16,190
A	9,625	—	—	—	—	9,625
BB	132	—	—	—	—	132
Total unpaid principal balance	$183,771	$—	$—	$—	$—	$183,771
Amortized cost basis	$183,526	$—	$—	$—	$—	$183,526
Gross unrealized losses	$(4,692)	$—	$—	$—	$—	$(4,692)
Fair value	$179,582	$—	$—	$—	$—	$179,582
Weighted-average percentage of fair value to unpaid principal balance	97.7%	—	—	—	—	97.7%
Original weighted-average credit enhancement	2.8%	—	—	—	—	2.8%
Weighted-average credit enhancement	13.4%	—	—	—	—	13.4%
Weighted-average collateral delinquency	3.9%	—	—	—	—	3.9%

	As of and for the Year Ended December 31, 2011
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$49,451	$—	$—	$—	$—	$49,451
AA	42,507	—	—	—	—	42,507
A	72,604	—	—	—	—	72,604
BBB	137,205	107,665	—	—	1,320	28,220
Below investment grade:
BB	49,232	—	—	—	36,834	12,398
B	87,143	17,931	—	28,917	31,217	9,078
CCC	1,632,102	209,425	725,257	578,098	119,322	—
CC	792,371	126,463	473,420	175,665	16,823	—
C	124,646	—	124,646	—	—	—
D	35,621	—	31,306	—	4,315	—
Total unpaid principal balance	$3,022,882	$461,484	$1,354,629	$782,680	$209,831	$214,258
Amortized cost basis	$2,512,278	$451,277	$1,069,344	$586,078	$191,538	$214,041
Gross unrealized losses	$(737,571)	$(122,582)	$(350,464)	$(184,502)	$(66,076)	$(13,947)
Fair value	$1,775,483	$328,695	$718,880	$401,576	$125,462	$200,870
OTTI:
Credit-related OTTI charge taken	$(91,176)	$(4,539)	$(41,338)	$(39,887)	$(5,291)	$(121)
Non-credit-related OTTI charge taken	80,793	22	41,338	39,887	1,211	(1,665)
Total OTTI charge taken	$(10,383)	$(4,517)	$—	$—	$(4,080)	$(1,786)
Weighted-average percentage of fair value to unpaid principal balance	58.7%	71.2%	53.1%	51.3%	59.8%	93.8%
Original weighted-average credit enhancement	36.9%	34.5%	38.9%	45.9%	29.3%	4.4%
Weighted-average credit enhancement	30.7%	32.0%	30.4%	36.6%	30.0%	8.9%
Weighted-average collateral delinquency	43.9%	25.1%	49.3%	58.7%	33.9%	5.5%

The following table provides information on our PLMBS in unrealized loss positions as of December 31, 2011, as well as applicable credit rating information as of March 15, 2012.

	As of December 31, 2011					March 15, 2012 Rating Based on December 31, 2011 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$120,349	$120,213	$(4,692)	4.4	85.4	85.4	0.1	1.8
Total PLMBS backed by prime loans	120,349	120,213	(4,692)	4.4	85.4	85.4	0.1	1.8
Alt-A:
Option ARMs	2,080,820	1,681,712	(564,552)	51.7	—	—	100.0	—
Alt-A and other	888,423	777,018	(173,019)	28.0	1.5	1.5	72.1	4.3
Total PLMBS backed by Alt-A loans	2,969,243	2,458,730	(737,571)	44.6	0.4	0.4	91.6	1.3
Total PLMBS	$3,089,592	$2,578,943	$(742,263)	43.1	3.8	3.8	88.1	1.3

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of December 31, 2011 and 2010.

	As of December 31, 2011			As of December 31, 2010
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$128,961	$54,810	$183,771	$284,561	$84,060	$368,621
Alt-A	41,572	2,981,310	3,022,882	77,874	3,379,003	3,456,877
Total	$170,533	$3,036,120	$3,206,653	$362,435	$3,463,063	$3,825,498

Rating Agency Actions
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA, from “AAA” to "AA+” with a negative outlook. These changes are reflected in the tables above.
Subsequent to December 31, 2011 and on or prior to March 15, 2012, one security was downgraded by the credit rating agencies. In addition, certain of our PLMBS investments were on negative watch as of March 15, 2012. These rating actions are reflected within the tables below.

Investment Rating Downgrades		Based on Values as of December 31, 2011
As of December 31, 2011	As of March 15, 2012	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
A	BBB	$21,531	$20,675
Total		$21,531	$20,675

	Based on Values as of December 31, 2011
Investments on Negative Watch as of March 15, 2012	Carrying Value	Fair Value
(in thousands)
AAA	$7,457	$7,448
AA	11,255	9,591
A	20,945	19,937
Total	$39,657	$36,976

The following table provides our investment holdings greater than 10% of GAAP capital as of December 31, 2011.

	As of December 31, 2011
Investments Greater than 10% of GAAP Capital	Carrying Value	Fair Value
(in thousands)
Freddie Mac	$4,456,912	$4,475,994
Fannie Mae	2,364,429	2,410,994
Bank of America, N. A	1,839,968	1,810,496
GE Capital	1,432,602	1,432,602
Citigroup	1,326,731	1,326,731
FFCB	1,307,708	1,307,708
JPMorgan Chase	1,057,576	1,045,196
Morgan Stanley	482,406	481,928
Westpac Banking Corporation	414,000	414,046
Lehman XS Trust	371,687	356,152
Tennessee Valley Authority	344,437	365,324
GMAC	278,523	278,523
Union Bank of California, N.A.	266,000	266,014
Barclay Capital	258,222	235,998
Zions Bancorp	255,548	255,548
Wells Fargo Mortgage Backed Securities Trust	166,501	146,573
Ginnie Mae	165,431	165,716
Structured Adjustable Rate Mortgage Loan Trust	130,418	130,135
Total	$16,919,099	$16,905,678
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of December 31, 2011.
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

Because of increased actual and forecasted credit deterioration as of December 31, 2011, we recorded additional OTTI credit losses in 2011 on 43 securities determined to be other-than-temporarily impaired in prior reporting periods and four new securities were determined to be other-than-temporarily impaired in 2011. The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$138	$4,906	$5,044
PLMBS identified with OTTI losses in prior periods	91,038	(85,699)	5,339
Total	$91,176	$(80,793)	$10,383

	For the Year Ended December 31, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$11,789	$185,750	$197,539
PLMBS identified with OTTI losses in prior periods	94,408	(84,090)	10,318
Total	$106,197	$101,660	$207,857

	For the Year Ended December 31, 2009
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$203,511	$1,067,656	$1,271,167
PLMBS identified with OTTI losses in prior periods	107,671	(29,013)	78,658
Total	$311,182	$1,038,643	$1,349,825

Credit-related OTTI losses are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition in AOCL. For the years ended December 31, 2011 and 2010, the majority of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. In 2009, the majority of our current-period credit losses were related to securities newly identified as other-than-temporarily impaired. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities, changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities and, to a significantly lesser extent, pension benefits. AOCL decreased by $56.3 million and $241.9 million for the years ended December 31, 2011 and 2010.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the year ended December 31, 2011, as well as the related current credit enhancement, are detailed in Note 8 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
In addition to evaluating our PLMBS under a base-case scenario, we also perform a cash flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The base-case scenario inputs and results of the stressful scenario are detailed in "—Critical Accounting Policies and Estimates."

The following table summarizes key information as of December 31, 2011 for the PLMBS on which we recorded OTTI charges for the year ended December 31, 2011.

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,353,314	$1,851,500	$1,251,442
Total	$40,474	$39,684	$30,112	$29,268	$2,353,314	$1,851,500	$1,251,442

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of December 31, 2011 and 2010 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2011 and 2010).

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

	As of December 31, 2010
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055
Total	$167,942	$166,702	$96,169	$96,805	$2,482,259	$2,059,078	$1,469,055

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 25 years as of December 31, 2011. Through December 31, 2011, two of our securities have suffered actual cash losses, totaling $2.8 million.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.2 billion and $3.1 billion in conventional mortgage loans and $118.8 million and $141.5 million in government-guaranteed mortgage loans as of December 31, 2011 and 2010. The decreases for the year ended December 31, 2011 were due to our sale of $1.3 billion of conventional mortgage loans in July 2011 and our receipt of $558.1 million in principal payments. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio.
We have not purchased mortgage loans under the MPP since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value ratios at origination (i.e., outstanding mortgage loans as a percentage of appraised values) of our conventional mortgage loans held for portfolio as of December 31, 2011 and 2010. The FICO score in the table below represents the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	December 31, 2011	December 31, 2010
(in percentages, except weighted-average FICO score)
<620	0.1	—
620 to < 660	3.2	2.0
660 to < 700	19.1	13.6
700 to < 740	32.2	27.2
>= 740	45.4	57.2
Weighted-average FICO score	733	744

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	December 31, 2011	December 31, 2010
(in percentages)
<= 60%	20.2	34.3
> 60% to 70%	20.7	20.4
> 70% to 80%	53.0	41.7
> 80% to 90% *	3.5	2.1
> 90% *	2.6	1.5
Weighted-average loan-to-value	69.7	64.4

*	PMI required at origination.
As of December 31, 2011 and 2010, approximately 76% and 87% of our outstanding mortgage loans held for portfolio had been purchased from our former member Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.). All of the conventional mortgages sold in July 2011 were originally purchased from Washington Mutual Bank, F.S.B.
Credit Risk
As of December 31, 2011, we have not experienced a credit loss for which we were not reimbursed from the LRAs on our mortgage loans held for portfolio, and our former supplemental mortgage insurance (SMI) provider experienced only two loss claims on our mortgage loans (for which it was reimbursed from the LRA) prior to the cancellation of our SMI policies in April 2008.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our December 31, 2011 and 2010 analysis, we determined that we required an allowance for credit losses of $5.7 million and $1.8 million. We recorded additional provision for credit losses of $3.9 million, $1.2 million, and $626,000 for the years ended December 31, 2011, 2010, and 2009.
The following table provides a summary of the activity in our allowance for credit losses as well as our recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

	As of December 31,
Past Due and Nonaccrual Mortgage Loan Data	2011	2010	2009	2008(1)	2007(1)
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$22,777	$59,017	$58,343	$36,438	$31,273
Nonaccrual loans	$52,153	$7,734	$5,414	$—	$—
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$1,794	$626	$—	$—	$—
Charge-offs	(14)	—	—	—	—
Provision for credit losses	3,924	1,168	626	—	—
Balance, end of period	$5,704	$1,794	$626	$—	$—
Nonaccrual loans: (2)
Gross amount of interest that would have been recorded based on original terms	$4,249	$546	$278	$—	$—
Interest actually recognized in income during the period	—	—	—	—	—
Shortfall	$4,249	$546	$278	$—	$—

(1)	2008 and 2007 amounts reflect unpaid principal balance.
(2)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the applicable LRA.

The following table presents our conventional mortgage loan portfolio unpaid principal balance and delinquency rate by FICO score as of December 31, 2011.

		Percent Delinquent
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More
(in thousands, except percentages)
<620	$604	80.7	19.3	—	—
620 to 659	39,472	89.7	4.0	1.1	5.2
>=660	1,202,495	92.8	2.2	0.8	4.2
Total	$1,242,571	92.7	2.3	0.8	4.2

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

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 11 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of December 31, 2011 and 2010.
As of December 31, 2011, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our approximately 1,200 government-insured mortgage loans as of December 31, 2011. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
The following table summarizes by PMI provider, credit ratings, and outlooks, as well as the unpaid principal balance and maximum coverage outstanding related to our seriously delinquent mortgage loans with PMI as of December 31, 2011.

	As of December 31, 2011
			Seriously Delinquent Mortgage Loans with PMI
PMI Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
(in thousands)
MGIC	B+	Negative	$567	$58
Genworth Mortgage Insurance	BBB-	Negative	1,370	44
United Guaranty Residential Mortgage	BBB	Stable	1,107	101
Republic Mortgage Insurance (4)	BB+	Negative	821	21
PMI Mortgage Insurance Co. (5)	B	Positive	937	69
Radian Guaranty	B+	Negative	929	40
Total			$5,731	$333

(1)	Represents the lowest credit rating and outlook of S&P, Moody's, or Fitch stated in terms of the S&P equivalent, as of December 31, 2011.
(2)
Represents the unpaid principal balance of conventional mortgage loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI in effect at the time of origination. Insurance coverage may be discontinued once a certain loan-to-value ratio is met.

(3)
Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under the insurance contracts is substantially less than the contractual limit for reimbursement.

(4)
On January 19, 2012, the North Carolina Department of Insurance issued an order of supervision, taking administrative control of Republic Mortgage Insurance and beginning that same date, Republic Mortgage Insurance has been paying out 50% of claim amounts, with the remaining claim being deferred until the company is liquidated. We do not expect the seizure of Republic Mortgage Insurance and its limitation on claim payments to have a material effect on our financial statements.

(5)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. and beginning October 24, 2011, PMI Mortgage Insurance has been paying out 50% of claim amounts with the remaining claim being deferred until the company is liquidated. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.

Geographic Concentration
Although our mortgage loans held for portfolio are currently dispersed across all 50 states, the District of Columbia, and the U.S. Virgin Islands, our primary geographic concentration is the western United States, and more specifically, in California.
The following tables represent the geographic concentration of our conventional mortgage loans held for portfolio as of December 31, 2011 and 2010.

As of
Conventional Mortgage Loans - Concentration by State	December 31, 2011
(in percentages)
California	25.4
Illinois	9.7
Michigan	5.8
New York	5.5
Texas	4.7
All other	48.9
Total	100.0

As of
Conventional Mortgage Loans - Concentration by State	December 31, 2010
(in percentages)
California	27.4
Illinois	7.8
New York	6.4
Washington	5.0
Massachusetts	4.6
All other	48.8
Total	100.0

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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of December 31, 2011 and 2010, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $69.6 million and $13.0 million and derivative liabilities of $147.7 million and $253.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2011.

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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2011 and 2010. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2011		As of December 31, 2010
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$5,727,142	$(388,856)	$8,464,113	$(345,068)
Investments:
Fair value - existing cash item	3,446,571	(49,233)	3,592,675	(92,506)
Consolidated obligation bonds:
Fair value - existing cash item	17,763,335	307,597	22,255,110	85,846
Non-qualifying economic hedges	510,000	48	53,500	(221)
Total consolidated obligation bonds	18,273,335	307,645	22,308,610	85,625
Consolidated obligation discount notes:
Fair value - existing cash item	749,621	(55)	471,646	772
Balance sheet:
Non-qualifying economic hedges	—	—	200,000	—
Total notional and fair value	$28,196,669	(130,499)	$35,037,044	(351,177)
Accrued interest at period end		27,928		26,995
Cash collateral held by counterparty - assets		55,113		97,577
Cash collateral held from counterparty - liabilities		(30,600)		(14,042)
Net derivative balance		$(78,058)		$(240,647)

Net derivative asset balance		$69,635		$13,013
Net derivative liability balance		(147,693)		(253,660)
Net derivative balance		$(78,058)		$(240,647)

The following table details our hedging activities by accounting designation and type of risk being hedged as of December 31, 2011 and 2010.

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount as of December 31, 2011	Notional Amount as of December 31, 2010
(in thousands)
Advances:
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$3,001,126	$5,500,203
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,716,016	2,943,910
Interest rate cap, floor, corridor, or collar	Offsets the interest cap, floor, corridor, or collar embedded in a variable rate advance.	Fair Value	10,000	20,000
Investments:
Pay fixed, receive variable interest-rate swap	Converts the investment's fixed rate to a variable rate index.	Fair Value	3,446,571	3,592,675
Consolidated obligation bonds:
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	9,852,110	12,705,110
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index. Fair value option elected on bond.	Economic	500,000	—
Pay variable, receive fixed interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	7,911,225	9,550,000
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index.	Economic	10,000	53,500
Consolidated obligation discount notes:
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair Value	749,621	471,646
Balance sheet:
Interest rate cap or floor	Protects against changes in income of certain assets or liabilities due to changes in interest rates.	Economic	—	200,000
Total			$28,196,669	$35,037,044
The total notional amount of interest-rate exchange agreements hedging advances declined by $2.7 billion, to $5.7 billion (including a decline of $425.7 million, to $2.7 billion, in hedged advances using short-cut hedge accounting), as of December 31, 2011, from $8.5 billion as of December 31, 2010, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $4.0 billion, to $17.8 billion, as of December 31, 2011, from $22.3 billion as of December 31, 2010. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $1.1 billion as of December 31, 2011, from $7.9 billion, as of December 31, 2010. In 2010, we discontinued the use of the short-cut hedge accounting designation on new hedging relationships.
Credit Risk
We are exposed to credit risk on our interest-rate exchange agreements primarily because of potential counterparty nonperformance. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as denoted in the agreement. As a result of our risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In addition, in determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2011 and 2010, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $100.2 million and $27.0 million, including $21.8 million and $34.3 million of net accrued interest receivable. We held cash collateral of $30.6 million and $14.0 million from our counterparties for net credit risk exposures of $69.6 million and $13.0 million as of December 31, 2011 and December 31, 2010. We held $47.8 million of securities collateral, primarily consisting of U.S. Treasury securities, from our counterparties as of December 31, 2011, and no securities collateral as of December 31, 2010. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to “AA+” with a negative outlook. The S&P rating downgrade did not impact our collateral delivery requirements as the Seattle Bank was already rated "AA+." The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2011 was $202.8 million, for which we posted collateral of $55.1 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $77.4 million of additional collateral to our derivative counterparties as of December 31, 2011.
Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2011 and 2010.

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA-	$7,388,366	$1,379		$—	$1,379
A+	10,135,398	—		—	—
A	6,549,166	58,456	(1)	47,768	10,688
A-	4,123,739	9,800		—	9,800
Total	$28,196,669	$69,635		$47,768	$21,867

	As of December 31, 2010
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$8,556,922	$—		$—	$—
AA-	5,817,560	1,405		—	1,405
A+	13,189,623	1,027	(2)	—	1,027
A	7,472,939	10,581		—	10,581
Total	$35,037,044	$13,013		$—	$13,013

(1)	Cash collateral of $30.6 million held as of December 31, 2011 is included in our derivative asset balance.
(2)	Cash collateral of $14.0 million held as of December 31, 2010 is included in our derivative asset balance.
We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both December 31, 2011 and 2010, 14 counterparties, all of which had credit ratings of at least “A-” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements. As of December 31, 2011 and 2010, 26.2% and 41.0% of the total notional amount of our outstanding interest-rate exchange agreements were with three and five counterparties rated “AA-" or higher from an NRSRO.
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

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to "AA+,” with a negative outlook. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues of "A-1+." There was no material impact to our cost of funds as a result of the August 2011 downgrade.
The following table summarizes the carrying value of our consolidated obligations by type as of December 31, 2011 and 2010.

	As of	As of
Carrying Value of Consolidated Obligations	December 31, 2011	December 31, 2010
(in thousands)
Discount notes	$14,034,507	$11,596,307
Bonds	23,220,596	32,479,215
Total	$37,255,103	$44,075,522

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
	Consolidated Obligation		Consolidated Obligation
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$14,035,213	$5,056,000	$11,597,293	$5,800,000
Weighted-average interest rate as of period end	0.03%	0.13%	0.16%	0.31%
Daily average outstanding for the period	$13,357,010	$3,942,512	$15,697,558	$4,321,668
Weighted-average interest rate for the period	0.07%	0.18%	0.14%	0.43%
Highest outstanding balance at any month-end for the period	$16,396,713	$5,700,000	$17,626,577	$5,850,000
Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 21.0%, to a par amount of $14.0 billion as of December 31, 2011, from $11.6 billion as of December 31, 2010. During 2011, in particular the second half, we increased our use of auction consolidated obligation discount notes due to their relative cost compared to the cost of short-term consolidated obligation bonds or structured funding, as well as increasing the use of consolidated obligation discount notes to match-fund short-term advances.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 29.2% to a par amount of $22.9 billion as of December 31, 2011, from $32.3 billion as of December 31, 2010. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets and the increased use of consolidated obligation discount notes to match-fund short-term advances, in particular in the second half of 2011. The following table summarizes our consolidated obligation bonds by interest-rate type as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$19,729,995	86.2	$23,431,565	72.5
Step-up	2,090,000	9.1	4,380,000	13.6
Variable	850,000	3.7	4,250,000	13.2
Capped variable	200,000	0.9	200,000	0.6
Range	10,000	0.1	41,000	0.1
Total par value	$22,879,995	100.0	$32,302,565	100.0

Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $5.7 billion, to $3.2 billion, as of December 31, 2011 from December 31, 2010, primarily due to generally less favorable execution costs for these types of instruments and the use of consolidated obligation discount notes to match-fund advances during certain periods in 2011. The interest rate on a range consolidated obligation bond is a fixed interest rate, based on a LIBOR range, and the interest rate on a step-up consolidated obligation is a fixed rate that increases at contractually specified dates.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,349,000	0.76	$15,713,795	0.64
Due after one year through two years	2,902,225	2.18	3,384,000	2.24
Due after two years through three years	1,374,500	4.27	3,562,000	2.24
Due after three years through four years	1,160,160	1.85	2,197,500	3.20
Due after four years through five years	1,416,500	2.17	2,615,160	1.61
Thereafter	3,677,610	4.05	4,830,110	3.94
Total par value	22,879,995	1.82	32,302,565	1.73
Premiums	5,706		8,614
Discounts	(15,970)		(20,528)
Hedging adjustments	350,891		188,564
Fair value option valuation adjustments	(26)		—
Total	$23,220,596		$32,479,215

The fair values of bifurcated derivatives relating to $10.0 million and $53.5 million ($41.0 million settled and $12.5 million unsettled) of range consolidated obligation bonds as of December 31, 2011 and 2010 were net liabilities of $36,000 and $220,000 and are included in the carrying value of the bonds on our statements of condition and are included in the table above.
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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of discount notes, although in the second half of 2011, this generally was not the case. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.
Our callable consolidated obligation bonds outstanding decreased by $2.3 billion, to $8.9 billion, as of December 31, 2011, compared to December 31, 2010. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds increased as of December 31, 2011 to 38.8%, compared to 34.5% as of December 31, 2010.
During the years ended December 31, 2011 and 2010, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called or extinguished during the years ended December 31, 2011 and 2010 totaled $30.9 billion and $29.5 billion. See “—Results of Operations for the Years Ended December 31, 2011, 2010, and 2009—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $215.8 million, to $287.0 million as of December 31, 2011, compared to $502.8 million as of December 31, 2010. Demand deposits comprised the largest percentage of deposits, representing 95.7% and 59.7% of deposits as of December 31, 2011 and 2010. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $103.9 million, to $1.3 billion, as of December 31, 2011 from December 31, 2010. This increase primarily resulted from improvements in the fair value of our AFS investments classified as other-than-temporarily impaired and our 2011 net income.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
December 31, 2011	$158,864	$2,641,580
December 31, 2010	$158,864	$2,639,172

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
The following table shows the capital stock holdings of our members, by type, as of December 31, 2011.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	219	$1,263,501
Thrifts	32	326,198
Credit unions	98	149,628
Insurance companies	4	350
Total GAAP capital stock (1)	353	1,739,677
Mandatorily redeemable capital stock (2)		1,060,767
Total regulatory capital stock		$2,800,444

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	378	—	—
Existing member capital stock purchases	—	2,030	—	1,842
Total capital stock purchases	—	2,408	—	1,842
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	8,046	—	2,594
Cancellation of membership withdrawal requests	—	967	—	1,300
Rescissions of redemption requests	755	—	—	18,506
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(2,214)	(30,341)	(5,367)	(26,533)
Redemption requests past redemption date	(5,657)	(10,436)	(697)	(65,163)
Net transfers to mandatorily redeemable capital stock	(7,116)	(31,764)	(6,064)	(69,296)
Balance, end of period	$119,338	$1,620,339	$126,454	$1,649,695

Consistent with our Capital Plan, we are not required to redeem activity-based capital stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of December 31, 2011. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock. We had no Class A capital stock voluntary redemptions outstanding as of December 31, 2011.

As of
Class B Capital Stock - Voluntary Redemption Requests by Date	December 31, 2011
(in thousands)
Less than one year	$67,511
One year through two years	45,750
Two years through three years	42,837
Three years through four years	953
Four years through five years	1,143
Total	$158,194

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2011. The year of redemption in the table reflects the later of the end of the six-month or five-year redemption periods or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of December 31, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,196	$13,544
One year through two years	1,018	699,580
Two years through three years	—	1,771
Three years through four years	—	24,855
Four years through five years	—	82,901
Past contractual redemption date due to remaining activity (1)	556	13,128
Past contractual redemption date due to regulatory action (2)	36,756	185,462
Total	$39,526	$1,021,241

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

The number of shareholders with mandatorily redeemable capital stock increased to 76 as of December 31, 2011, from 60 as of December 31, 2010. The increase is primarily due to the expiration of the statutory redemption period on certain voluntary redemption requests and to member mergers and acquisitions during 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $157.4 million as of December 31, 2011, compared to $73.4 million as of December 31, 2010. The increase in retained earnings was due to our 2011 net income, which primarily resulted from the gain on sale of mortgage loans in July 2011.
As required in the Consent Arrangement, we have submitted proposed dividend and retained earnings plans to the Finance Agency.
Dividends
Under our Capital Plan, our Board can declare and pay dividends either in cash or stock (although pursuant to Board resolution, Class A capital stock dividends must be paid in cash) from unrestricted retained earnings or current net earnings. Under Finance Agency regulation, an FHLBank is prohibited from declaring and paying stock dividends if its excess stock balance is greater than 1% of its total assets. As of December 31, 2011, our excess stock balance exceeded 1% of our total assets.
As a result of our "undercapitalized" classification and the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below and Notes 2 and 17 in Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" for additional information on dividends.
Retained Earnings
We reported total retained earnings of $157.4 million as of December 31, 2011, an increase of $84.0 million from $73.4 million as of December 31, 2010, due to our net income for the year ended December 31, 2011.
The 12 FHLBanks, including the Seattle Bank, entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank will be required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. On August 5, 2011, the Finance Agency announced that the Director had determined that the payment made by the FHLBanks on July 15, 2011 fully satisfied all their obligations to contribute toward the interest payments owed on bonds issued by REFCORP. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. In compliance with our Capital Plan, amended August 5, 2011, to reflect the FHLBanks' Capital Agreement, we allocated $24.9 million of 2011 net income to the restricted retained earnings account and $59.1 million to unrestricted retained earnings.
Based on our quarterly analysis of our internal risk metrics as of December 31, 2011, in February 2012, the Board approved a total retained earnings target of $506.0 million (which includes both restricted and unrestricted retained earnings). We are currently in the process of refining the methodology used to determine our retained earnings target.
AOCL
Our AOCL decreased to $610.6 million as of December 31, 2011, compared to $666.9 million as of December 31, 2010, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Statements of Capital" for a tabular presentation of AOCL for the years ended December 31, 2011, 2010, and 2009.

Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements at all times during the years ended December 31, 2011, 2010, and 2009.
Risk-Based Capital
We are required to maintain at all times permanent capital, defined as restricted and unrestricted retained earnings and Class B capital stock (including mandatorily redeemable Class B capital stock), in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operations-risk capital requirement, calculated in accordance with federal laws and regulations.

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

Only permanent capital can satisfy the risk-based capital requirement. Class A capital stock (including mandatorily redeemable Class A capital stock) and AOCL are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements. Both restricted and unrestricted retained earnings are included when determining our compliance with regulatory requirements.
The following table presents our permanent capital and risk-based capital requirements as of December 31, 2011 and 2010.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	December 31, 2011	December 31, 2010
(in thousands)
Permanent capital:
Class B capital stock	$1,620,339	$1,649,695
Mandatorily redeemable Class B capital stock	1,021,241	989,477
Retained earnings	157,438	73,396
Permanent capital	2,799,018	2,712,568
Risk-based capital requirement:
Credit risk	983,472	940,111
Market risk	503,273	584,083
Operations risk	446,023	457,259
Risk-based capital requirement	1,932,768	1,981,453
Risk-based capital surplus	$866,250	$731,115

Our risk-based capital requirement decreased as of December 31, 2011, compared to December 31, 2010, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
Regulatory Capital-to-Assets Ratio

By regulation, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. In addition, since 2007, our Board has required us to maintain a minimum capital-to-asset ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses.

The following table presents our regulatory capital-to-assets ratios as of December 31, 2011 and 2010.

	As of	As of
Regulatory Capital-to-Assets Ratios	December 31, 2011	December 31, 2010
(in thousands, except percentages)
Minimum regulatory capital	$1,607,379	$1,888,319
Total regulatory capital	$2,957,882	$2,871,432
Regulatory capital-to-assets ratio	7.36%	6.08%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital. Similar to our regulatory capital-to-assets ratio, our leverage capital ratio also increased as of December 31, 2011 from December 31, 2010.
The following table presents our leverage capital ratios as of December 31, 2011 and 2010.

	As of	As of
Leverage Capital Ratios	December 31, 2011	December 31, 2010
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$2,009,223	$2,360,399
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	$4,357,391	$4,227,716
Leverage capital ratio	10.84%	8.96%

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
In August 2009, under the Finance Agency's PCA regulations, we received a capital classification of "undercapitalized" from the Finance Agency and we have remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This classification subjects us to a range of mandatory and discretionary restrictions, including limitations on asset growth and business activities, and in October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency. As a result of our capital classification and the Consent Arrangement, we are currently restricted from, among other things, redeeming, repurchasing, or paying dividends on our capital stock.
See "—Overview," Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements," and "Part I. Item 1A. Risk Factors" in this report for further discussion of the Consent Arrangement.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of our consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement throughout 2011 and 2010.
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
Thus far in 2012, and at all times during 2011 and 2010, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements."

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of December 31, 2011.

	As of December 31, 2011
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual Obligations:
Consolidated obligation bonds (at par)*	$12,349,000	$4,276,725	$2,576,660	$3,677,610	$22,879,995
Mandatorily redeemable capital stock	251,660	701,351	46,218	61,538	1,060,767
Operating leases	3,359	1,154	—	—	4,513
Pension and post-retirement contributions	4,635	—	—	—	4,635
Total contractual obligations	$12,608,654	$4,979,230	$2,622,878	$3,739,148	$23,949,910
Other Commitments:
Standby letters of credit	$499,043	$700	$12,245	$—	$511,988
Unused lines of credit and other commitments	22,332	—	—	—	22,332
Total other commitments	$521,375	$700	$12,245	$—	$534,320

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

Results of Operations for the Years Ended December 31, 2011, 2010, and 2009
 We recorded net income of $84.0 million and $20.5 million for the years ended December 31, 2011 and 2010, and a net loss of $161.6 million for the year ended December 31, 2009. The increase in net income for 2011 compared to 2010 was primarily due to a net gain of $73.9 million from our sale of $1.3 billion of mortgage loans from our MPP. Lower credit-related losses on other-than-temporarily impaired PLMBS in 2011 and 2010 compared to the previous periods favorably impacted net income. In addition, other income for the year ended December 31, 2010 included a positive effect of $8.9 million from a modeling refinement made in June 2010 relating to our valuation of certain of our derivative instruments, and there was no such positive effect in 2011 or 2009.
Net interest income totaled $97.0 million, $176.1 million, and $214.6 million for the years ended December 31, 2011, 2010, and 2009. While favorably impacted by lower funding costs, net interest income was adversely affected by a lower balance of mortgage loans held for portfolio, reduced advance demand, and lower returns on short-term and variable interest-rate investments. Including the effect of interest-rate swaps hedging certain of our AFS securities, adjusted net interest income was $145.6 million and $193.0 million for the years ended December 31, 2011 and 2010. Net interest income in 2009 was not impacted by this activity. See below for a discussion of this non-GAAP measure.
We recorded $91.2 million, $106.2 million, and $311.2 million of additional credit losses on our PLMBS for the years ended December 31, 2011, 2010, and 2009. The additional credit losses in each year resulted from changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgage loans underlying our PLMBS.
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
During 2011 and 2010, our average advance and mortgage loan balances declined significantly from 2009, negatively impacting interest-rate spread income. The very low prevailing interest-rate environment during 2011 and 2010 negatively impacted the yields on our short-term investment and variable interest-rate long-term investment (e.g., our PLMBS) portfolios. Our cost of funds declined for the years ended December 31, 2011 and 2010, compared to the previous periods, due primarily to the refinancing of a significant portion of our debt portfolio during 2010 and our use of consolidated obligation discount notes and structured funding. Although structured funding generally results in our most advantageous funding cost, in 2011, particularly in the second half of the year, the relative cost of consolidated obligation discount notes was lower than that of structured funding, and, as a result, we increased our use of consolidated obligation discount notes. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate in 2011 and 2010. The combination of these factors contributed to lower net interest-rate spreads and net interest margins for the years ended December 31, 2011 and 2010, compared to the previous periods.
The following table summarizes the average rates of various interest-rate indices for the years ended December 31, 2011, 2010, and 2009 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of December 31, 2011, 2010, and 2009.

	Average Rate			Ending Rate
	For the Years Ended December 31,			As of December 31,
Market Instrument	2011	2010	2009	2011	2010	2009
(in percentages)
Federal funds effective/target rate	0.10	0.18	0.16	0.04	0.13	0.05
3-month Treasury bill	0.04	0.13	0.14	0.01	0.12	0.05
3-month LIBOR	0.34	0.34	0.69	0.58	0.30	0.25
2-year U.S. Treasury note	0.44	0.69	0.94	0.24	0.59	1.14
5-year U.S. Treasury note	1.50	1.91	2.18	0.83	2.01	2.68
10-year U.S. Treasury note	2.76	3.19	3.24	1.88	3.29	3.84

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011, 2010, and 2009. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$11,793,589	$125,143	1.06	$18,094,211	$190,533	1.05	$29,086,552	$421,449	1.45
Mortgage loans	2,293,351	112,889	4.92	3,727,033	187,264	5.02	4,596,574	234,856	5.11
Investments *	30,651,664	131,923	0.43	29,972,603	196,583	0.66	20,888,609	221,749	1.06
Other interest-earning assets	91,277	99	0.11	51,260	95	0.18	103,183	217	0.21
Total interest-earning assets	44,829,881	370,054	0.83	51,845,107	574,475	1.11	54,674,918	878,271	1.61
Other assets *	(339,154)			(568,136)			(665,708)
Total assets	$44,490,727			$51,276,971			$54,009,210
Interest-bearing liabilities:
Consolidated obligations	$41,250,756	269,042	0.65	$48,092,932	396,988	0.83	$50,700,570	662,129	1.31
Deposits	341,928	100	0.03	340,895	267	0.08	543,453	921	0.17
Mandatorily redeemable capital stock	1,043,930	—	—	977,193	—	—	932,687	—	—
Other borrowings	274	—	0.09	147	1	0.41	1,275	1	0.10
Total interest-bearing liabilities	42,636,888	269,142	0.63	49,411,167	397,256	0.80	52,177,985	663,051	1.27
Other liabilities	540,410			766,980			671,932
Capital	1,313,429			1,098,824			1,159,293
Total liabilities and capital	$44,490,727			$51,276,971			$54,009,210
Net interest income		$100,912			$177,219			$215,220

Interest-rate spread		$82,810	0.20		$150,249	0.31		$175,110	0.34
Earnings from capital		18,102	0.03		26,970	0.04		40,110	0.06
Net interest margin		$100,912	0.23		$177,219	0.35		$215,220	0.40

*
Investments include HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL. This effect is reflected in other assets.

For the years ended December 31, 2011 and 2010, our average assets significantly declined, compared to the previous periods, primarily as a result of maturing advances, lower advance demand, principal payments on mortgage loans held for portfolio and, in 2011, the sale of $1.3 billion of mortgage loans, partially offset by increases in average investments. Our average investment balance increased in 2011 and 2010 primarily due to the reinvestment of the proceeds from maturing advances and mortgage loans and, in 2011, from the reinvestment of proceeds from our sale of mortgage loans. In late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,			For the Years Ended December 31,
	2011 vs. 2010 Increase (Decrease)			2010 vs. 2009 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(66,846)	$1,456	$(65,390)	$(134,014)	$(96,902)	$(230,916)
Investments	4,359	(69,019)	(64,660)	76,818	(101,984)	(25,166)
Mortgage loans	(70,645)	(3,730)	(74,375)	(43,750)	(3,842)	(47,592)
Other loans	54	(50)	4	(99)	(23)	(122)
Total interest income	(133,078)	(71,343)	(204,421)	(101,045)	(202,751)	(303,796)
Interest expense:
Consolidated obligations	(51,690)	(76,256)	(127,946)	(32,518)	(232,623)	(265,141)
Deposits	1	(168)	(167)	(268)	(386)	(654)
Other Borrowings	1	(2)	(1)	—	—	—
Total interest expense	(51,688)	(76,426)	(128,114)	(32,786)	(233,009)	(265,795)
Change in net interest income	$(81,390)	$5,083	$(76,307)	$(68,259)	$30,258	$(38,001)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

 Both total interest income and total interest expense significantly decreased for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to significantly lower average advance, mortgage loan, and consolidated obligation balances, as well as lower interest rates earned on our average investments and mortgage loans and incurred on our average liabilities. In 2010, lower interest rates on advances also significantly contributed to lower interest income. These decreases were partially offset by increased average investments in both 2011 and 2010, and, in 2011, by slightly higher interest rates on our average advance balances. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $50.1 million for the year ended December 31, 2011. Premium amortization for the year ended December 31, 2010 for our hedged AFS securities totaled $17.1 million. The average yield on investments for the year ended December 31, 2011 also was impacted by $6.1 million in premium write-offs on our AFS securities as a result of certain of our AFS securities being called prior to maturity.
During the years ended December 31, 2011 and 2010, compared to the previous periods, we experienced larger decreases in the average yields on our interest-earning assets than in the average cost of our interest-bearing liabilities, decreasing our interest-rate spread by 11 and 3 basis points, to 20 and 31 basis points. Our earnings from capital declined by one basis point for the year ended December 31, 2011, compared to 2010, and declined by 2 basis points in 2010, compared to 2009, due to the prevailing low interest-rate environment on short-term investments.
Non-GAAP Measure - Adjusted Net Interest Income
We define adjusted net interest income (a non-GAAP measure) as net interest income (which includes amortization of premiums) determined in accordance with GAAP, including the effect of the change in fair value of interest-rate swaps hedging certain of our AFS securities. These investments were purchased at significant premiums and have been designated in benchmark fair value hedging relationships with interest-rate swaps with significant up-front fees. We use adjusted net interest income in our internal analysis of results, and we believe that this metric may be helpful to members and potential members in evaluating the bank's financial performance, identifying trends, and making meaningful period-to-period comparisons. In addition, adjusted net interest income is a useful measure because the gains recorded on the periodic valuation of the interest-rate swaps substantially offset the premium amortization on the associated hedged AFS securities. Although both are recorded on the statements of operations, amortization of the premium is recorded in interest income and changes in fair value of the interest-rate swaps are recorded in other income (loss). We believe adjusting net interest income for the effect of the interest-rate swaps allows for a consistent comparison of net interest income across reporting periods.
The following table presents a reconciliation of net interest income reported under GAAP to adjusted net interest income for the years ended December 31, 2011 and 2010. Net interest income of $214.6 million in 2009 was not impacted by this activity.

	For the Years Ended December 31,
	2011	2010
(in thousands)
GAAP net interest income	$96,988	$176,051
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities *	48,607	16,939
Adjusted net interest income	$145,595	$192,990

*
Premium amortization on the associated investments totaled $50.1 million and $17.1 million for the years ended December 31, 2011 and 2010. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.

Non-GAAP financial measures, like adjusted net interest income as provided above, have inherent limitations, are not required to be uniformly applied, and are not audited. Non-GAAP measures should not be considered in isolation or as a substitute for analyses of results reported under GAAP.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Interest Income	2011	2010	Percent Increase/ (Decrease)	2009	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$105,550	$168,231	(37.3)	$413,012	(59.3)
Prepayment fees on advances, net	19,593	22,302	(12.1)	8,437	164.3
Subtotal	125,143	190,533	(34.3)	421,449	(54.8)
Investments	131,923	196,583	(32.9)	221,749	(11.3)
Mortgage loans	112,889	187,264	(39.7)	234,856	(20.3)
Interest-bearing deposits and other	99	95	4.2	217	(56.2)
Total interest income	$370,054	$574,475	(35.6)	$878,271	(34.6)

Interest income decreased significantly for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to significant decreases in average balances of advances and mortgage loans and average yields on investments and mortgage loans, partially offset by higher average balances of investments, and, in 2011, a slight increase in yield on advances. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $50.1 million and $17.1 million, for the years ended December 31, 2011 and 2010.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 37.3% and 59.3% for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to significant declines in average balances, and in 2010, average yields. Average advance balances decreased by $6.3 billion, or 34.8%, to $11.8 billion for the year ended December 31, 2011, and decreased by $11.0 billion, or 37.8%, to $18.1 billion, for the year ended December 31, 2010, compared to the previous periods.
For the year ended December 31, 2011, overall advance activity increased compared to the previous period. For the year ended December 31, 2011, new advances totaled $31.7 billion and maturing advances totaled $33.8 billion, compared to new advances of $26.5 billion and maturing advances of $35.3 billion in 2010. For the year ended December 31, 2010, overall advance activity decreased compared to the previous period. Advance activity for the year ended December 31, 2009 included new advances totaling $42.7 billion and maturing advances totaling $57.2 billion.
The average yield on advances, including prepayment fees on advances, increased by one basis point to 1.06% for the year ended December 31, 2011, and decreased by 40 basis points to 1.05% for the year ended December 31, 2010, compared to the previous periods. The decline in 2010, compared to the previous period, was primarily due to the maturity of higher-yielding advances, prevailing low short-term interest rates (which impacted the yield on advances made and existing variable interest-rate advances), and the significant proportion of short-term advances to our total average advance balances.
Prepayment Fees on Advances
For the years ended December 31, 2011 and 2010, we recorded net prepayment fee income of $19.6 million and $22.3 million, primarily resulting from fees charged to borrowers that prepaid $1.3 billion and $2.1 billion in advances. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, decreased by 32.9% and 11.3% for the years ended December 31, 2011 and 2010, compared to the previous periods. These decreases primarily resulted from significantly lower average yields, partially offset by higher average investment balances. For the years ended December 31, 2011 and 2010, yields on our investments were negatively impacted by $6.1 million and $1.4 million in premium write-offs on our AFS securities as a result of certain of our AFS securities being called prior to maturity. In addition, yield on our investments were negatively impacted by the premium amortization on certain hedged AFS securities of $50.1 million and $17.1 million for the years ended December 31, 2011 and 2010. This amortization was substantially offset by gains of $48.6 million and $16.9 million on the derivatives hedging these AFS securities but recorded in other income (loss). AFS interest income adjusted for the impact of the fair value gains on the interest-rate swaps hedging certain AFS investments totaled $49.2 million and $42.1 million for the years ended December 31, 2011 and 2010.
    The average yield on our investments declined by 23 and 40 basis points, to 0.43% and 0.66%, while the average balance of our investments increased by $679.1 million and $9.1 billion to $30.7 billion and $30.0 billion, for the the years ended December 31, 2011 and 2010, compared to the previous periods.
Because we have been precluded from repurchasing or redeeming capital stock since late 2008, we have invested the proceeds from maturing advances and mortgage loans as well as issuances of member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. During 2011 and 2010, compared to the previous periods, our average investment portfolio increased as we invested a significant portion of the proceeds from maturing and prepaid advances, as well as maturities of other short-term investments and payments (including the proceeds from the sale of $1.3 billion of mortgage loans in July 2011) on mortgage loans held for portfolio, in secured or implicitly/explicitly U.S. government-guaranteed longer-term instruments. However, as of December 31, 2011, our investments had declined to $27.4 billion, a decrease of $3.1 billion from the balance as of December 31, 2010, as in late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement.

Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 39.7% and 20.3% for the years ended December 31, 2011 and 2010, compared to the previous periods. The average balance of our mortgage loans held for portfolio decreased by $1.4 billion and $869.5 million, to $2.3 billion and $3.7 billion, for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to the collection of principal payments and to our July 2011 sale of $1.3 billion of conventional mortgage loans. The yield on our mortgage loans held for portfolio decreased by 10 basis points and 9 basis points, to 4.92% and 5.02%, for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to a $3.3 million reduction in interest income related to $45.5 million of mortgage loans being placed on nonaccrual status in the second half of 2011 and to the effect of changes in prepayment assumptions on our retrospective method of amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our December 31, 2011 and 2010 analysis, we determined that an allowance for credit losses of $5.7 million and $1.8 million was required as of those dates. We recorded a provision for credit losses of $3.9 million, $1.2 million, and $626,000 for the years ended December 31, 2011, 2010, and 2009.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Interest Expense	2011	2010	Percent Decrease	2009	Percent Decrease
(in thousands, except percentages)
Consolidated obligations - discount notes	$9,668	$22,483	(57.0)	$67,891	(66.9)
Consolidated obligations - bonds	259,374	374,505	(30.7)	594,238	(37.0)
Deposits	100	267	(62.5)	921	(71.0)
Other borrowings	—	1	(100.0)	1	—
Total interest expense	$269,142	$397,256	(32.2)	$663,051	(40.1)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 57.0% and 66.9% for the years ended December 31, 2011 and 2010, compared to the previous periods, due to lower average balances and lower average costs of funds on our consolidated obligation discount notes. The average balance of our consolidated obligation discount notes decreased by 14.9% and 20.2%, to $13.4 billion and $15.7 billion, and the average yields on such notes decreased by 7 and 21 basis points, to 0.07% and 0.14%, for the years ended December 31, 2011 and 2010, compared to previous periods.
The average cost of funds declined in absolute terms with strong investor demand for high-quality, short-term debt instruments during the years ended December 31, 2011 and 2010, resulting in generally favorable interest rates on our short-term consolidated obligations, particularly consolidated obligation discount notes, for the years ended December 31, 2011 and 2010, compared to the previous periods.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 30.7% and 37.0% for the years ended December 31, 2011 and 2010, compared to the previous periods, primarily due to the refinancing of a significant portion of our consolidated obligation bond portfolio during 2010, which generally resulted in lower average cost of funds for consolidated obligation bonds after such refinancing. The average yield on such bonds declined by 23 and 75 basis points, to 0.93% and 1.16%, for the years ended December 31, 2011 and 2010, compared to the previous periods. The average balance of our consolidated obligation bonds decreased by 13.9% to $27.9 billion for the year ended December 31, 2011 and increased by 4.4%, to $32.4 billion, for the year ended December 31, 2010, compared to 2009.
Deposits
Interest expense on deposits decreased by 62.5% and 71.0% for the years ended December 31, 2011 and 2010, compared to the previous periods. The average interest rate paid on deposits decreased by 5 and 9 basis points and the average balance of deposits increased by $1.0 million and decreased by $202.6 million for the years ended December 31, 2011 and 2010, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Mandatorily Redeemable Capital Stock
We recorded no interest expense on mandatorily redeemable capital stock for the years ended December 31, 2011, 2010, and 2009, due to our suspension of dividend payments in late 2008.
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
The following tables present the effect of derivatives and hedging on our net interest income and other income (loss) as well as the total net effect of the use of derivatives and hedging on our income, for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(368)	$—	$30,488	$152	$—	$30,272
Net interest settlements included in net interest income (2)	(162,181)	(69,069)	229,742	856	—	(652)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	640	48,607	31,469	(37)	—	80,679
Gain on derivatives not receiving hedge accounting	—	—	—	—	5,251	5,251
Total net realized gain (loss) on derivatives and hedging activities	640	48,607	31,469	(37)	5,251	85,930
Net gains on financial instruments held at fair value under fair value option	—	—	26	—	—	26
Total net effect of derivatives and hedging activities	$(161,909)	$(20,462)	$291,725	$971	$5,251	$115,576

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(673)	$—	$37,928	$260	$—	$37,515
Net interest settlements included in net interest income (2)	(245,798)	(25,723)	251,363	3,909	—	(16,249)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(1,696)	16,939	5,613	214	—	21,070
Gain on derivatives not receiving hedge accounting	—	—	—	—	9,960	9,960
Total net realized gain (loss) on derivatives and hedging activities	(1,696)	16,939	5,613	214	9,960	31,030
Total net effect of derivatives and hedging activities	$(248,167)	$(8,784)	$294,904	$4,383	$9,960	$52,296

	For the Year Ended December 31, 2009
Net Effect of Derivatives and Hedging Activities	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Intermediary Positions	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(461)	$40,563	$8,103	$—	$—	$48,205
Net interest settlements included in net interest income (2)	(306,710)	255,719	28,986	—	—	(22,005)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(5,006)	(10,729)	2,636	—	—	(13,099)
Gain (loss) on derivatives not receiving hedge accounting	—	—	—	2,617	(20)	2,597
Total net realized gain (loss) on derivatives and hedging activities	(5,006)	(10,729)	2,636	2,617	(20)	(10,502)
Total net effect of derivatives and hedging activities	$(312,177)	$285,553	$39,725	$2,617	$(20)	$15,698

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.

Our use of interest-rate exchange agreements increased our income by $80.0 million and $4.8 million for the years ended December 31, 2011 and 2010 and decreased our income by $35.1 million for the year ended December 31, 2009. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See "—Financial Condition as of December 31, 2011 and 2010—Derivative Assets and Liabilities,” "—Other Income (Loss)," and Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our outstanding interest-rate exchange agreements.

Other Income (Loss)
Other income (loss) includes member service fees, net realized gain on sale of HTM securities, the credit portion of OTTI loss, net gain on financial instruments held under fair value option, net gain (loss) on derivatives and hedging activities, net gain on sale of mortgage loans held for sale, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other income (loss) for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Other Income (Loss)	2011	2010	Percent Increase/(Decrease)	2009	Percent Increase/(Decrease)
(in thousands, except percentages)
Net OTTI loss, credit portion	(91,176)	(106,197)	14.1	(311,182)	65.9
Net realized gain on sale of HTM securities	3,559	259	1,274.1	1,370	(81.1)
Net gain on sale of mortgage loans held for sale	73,925	—	N/A	—	N/A
Net gain on financial instruments held under fair value option	26	—	N/A	—	N/A
Net gain (loss) on derivatives and hedging activities	85,930	31,030	176.9	(10,502)	395.5
Net realized loss on early extinguishment of consolidated obligations	(11,258)	(13,812)	18.5	(5,584)	(147.3)
Service fees	2,410	2,695	(10.6)	2,714	(0.7)
Other, net	222	4	5,450.0	3	33.3
Total other income (loss)	$63,638	$(86,021)	174.0	$(323,181)	73.4

Total other income (loss) increased by $149.7 million and $237.2 million for the years ended December 31, 2011, and 2010, compared to the previous periods, primarily due to a $73.9 million gain on our July 2011 sale of of $1.3 billion of mortgage loans, increases of $54.9 million and $41.5 million in net gain (loss) on derivatives and hedging activities, and decreases of $15.0 million and $205.0 million in the credit portion of OTTI loss. For the year ended December 31, 2010, other income was partially offset by a $8.2 million increase in our net realized loss on early extinguishment of consolidated obligations.The significant changes in other (loss) income are discussed in more detail below.
Net OTTI Loss, Credit Portion
 As of December 31, 2011, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized the credit portion of OTTI loss of $91.2 million in our statements of operations for the year ended December 31, 2011 compared to OTTI losses recognized in income of $106.2 million and $311.2 million for the same periods in 2010 and 2009. These credit losses on our other-than-temporarily impaired PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 25 years and 20 years as of December 31, 2011 and 2010.
See “—Financial Condition as of December 31, 2011 and 2010—Investments" and Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.

Net Realized Gain on Sale of HTM Securities
During the years ended December 31, 2011, 2010, and 2009, we sold $133.1 million, $3.4 million, and $21.8 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in net gains of $3.6 million, $259,000 and $1.4 million.
Net Gain on Sale of Mortgage Loans Held for Sale
In July 2011, we sold $1.3 billion of conventional mortgage loans, resulting in a gain of $73.9 million. The sale enabled the monetization of the unrealized gains on these mortgages that may have been lost in a rising interest-rate environment. No similar activity occurred in 2010 or 2009.
Net Gain on Financial Instruments Held Under Fair Value Option
During the year ended December 31, 2011, we elected to account for certain short-term consolidated obligation bonds under the fair value option, which resulted in a gain of $26,000. We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond. No similar activity occurred in 2010 or 2009.
Net Gain (Loss) on Derivatives and Hedging Activities
For the years ended December 31, 2011 and 2010, we recorded favorable increases of $54.9 million and $41.5 million in our net gain (loss) on derivatives and hedging activities, compared to the previous periods.
The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in our statements of income for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2011	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$80,679	$21,070	$(13,099)
Total net gain (loss) related to fair value hedge ineffectiveness	80,679	21,070	(13,099)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	11	15	44
Interest-rate caps or floors	—	(47)	(160)
Net interest settlements	5,240	9,992	2,733
Intermediary transactions:
Interest-rate swaps	—	—	(20)
Total net gain related to derivatives not designated as hedging instruments	5,251	9,960	2,597
Net gain (loss) on derivatives and hedging activities	$85,930	$31,030	$(10,502)

The increases in net gain on derivatives and hedging activities for the years ended December 31, 2011 and 2010, compared to the previous periods, were primarily due to net gains on the instruments hedging our AFS securities and to ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. Changes in the fair value of these interest-rate swaps were recognized each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. The net gain on our hedged AFS securities was $48.6 million and $16.9 million for the years ended December 31, 2011 and 2010. We had no hedged AFS securities in 2009. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.
In addition, in June 2010, we enhanced our valuation technique for determining the fair value of our interest-exchange agreements indexed on one-month LIBOR, replacing a less precise methodology for estimating the fair value of these instruments with a more precise methodology that incorporates a market observable basis spread adjustment into the fair value calculation. The net gain on fair value hedge ineffectiveness of $21.1 million for the year ended December 31, 2010 included an $8.9 million positive effect related to this valuation methodology change, compared to a net loss on fair value hedge ineffectiveness of $13.1 million for the year ended December 31, 2009. All impacted fair value hedges were effective for the years ended December 31, 2011 and 2010 and are expected to continue to remain effective prospectively. See “—Critical Accounting Policies and Estimates” in this report for additional information on our valuation modeling change.
Further, $5.2 million, $10.0 million, and $2.7 million of the increases for the years ended December 31, 2011, 2010, and 2009 related to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (the embedded derivatives which are bifurcated from the applicable host bond). We have decreased our balance of range consolidated obligation bonds since December 31, 2009, due to lack of investor demand for this type of debt.
See “—Effect of Derivatives and Hedging on Income," ”—Financial Condition as of December 31, 2011 and 2010—Derivative Assets and Liabilities,” and Note 12 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market and are relieved of future liabilities in exchange for then current cash payments. We early extinguish debt primarily to economically lower the relative cost of our debt in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished debt. For the years ended December 31, 2011, 2010, and 2009, the par value of consolidated obligations early extinguished totaled $30.9 billion, $29.5 billion, and $12.4 billion, with weighted-average interest rates of 1.22%, 1.78%, and 3.46%. Net realized loss on early extinguishment of consolidated obligations decreased by $2.6 million to $11.3 million for the year ended December 31, 2011, compared to 2010, and increased by $8.2 million, to $13.8 million, for the year ended December 31, 2010, compared to 2009.
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

The following table presents the components of our other expense for the years ended December 31, 2011, 2010 and 2009.

	For the Years Ended December 31,
Other Expense	2011	2010	Percent Increase/(Decrease)	2009	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$26,760	$29,509	(9.3)	$28,666	2.9
Occupancy cost	5,109	6,170	(17.2)	4,895	26.0
Other operating	27,404	25,370	8.0	14,933	69.9
Finance Agency	5,043	2,761	82.7	2,069	33.4
Office of Finance	2,663	2,462	8.2	1,930	27.6
Release of provision for derivative counterparty credit loss	—	(4,552)	100.0	—	N/A
Other	267	409	(34.7)	529	(22.7)
Total other expense	$67,246	$62,129	8.2	$53,022	17.2
 Other expense increased by $5.1 million for the year ended December 31, 2011 compared to 2010. The increase for the year ended December 31, 2011 was primarily due to the 2010 release of $4.6 million in our allowance for derivative counterparty credit loss related to our then outstanding receivable with LBHI for which there was no comparable action in 2011. Increases in other operating expense and Finance Agency expense resulted in increases in total other expense for the years ended December 31, 2011 and 2010, compared to the previous periods.
Compensation and benefit expense decreased by 9.3% and increased by 2.9% for the years ended December 31, 2011 and 2010, compared to the previous periods. The decrease in compensation and benefit expense for the year ended December 31, 2011 reflects the full-year benefit of the outsourcing of our information technology to a third-party service provider, partially offset by six additional headcount in our credit and collateral risk management areas. Compensation and benefits expense increased for the year ended December 31, 2010, compared to 2009, primarily due to severance expenses related to the outsourcing of our information technology functions, severance, benefits, and taxes related to the departure of our former chief executive officer, and an increase in pension expense. These increases were partially offset by a decrease in incentive compensation expense.
Occupancy costs for the year ended December 31, 2011 decreased compared to 2010, due to our subleasing of a portion of our rented facilities, and increased in 2010 compared to 2009, due to the loss of a sublease of our rented facilities due to bankruptcy of the tenant.
Other operating expense increased by 8.0% and 69.9% for the years ended December 31, 2011 and 2010, compared to the previous periods, due to expenses related to the outsourcing of our information technology to a third party service provider and to increased consulting and legal fees related to our PLMBS litigation, and in 2010, to our capital restoration plan. In addition, as part of our information technology outsourcing, we recorded $3.6 million of incremental consulting and support service expense for our new service provider for the year ended December 31, 2010, which is included in other operating expense.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. Finance Agency expenses increased for the year ended December 31, 2011 primarily as a result of incremental expenses for the Finance Agency's Office of the Inspector General. In addition, for the year ended December 31, 2011, Finance Agency expense included an additional charge of $655,000 related to 2010, 2009, and 2008. See Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for more information on these assessments.

Assessments
Until mid-2011, our assessments for AHP and REFCORP were based on our net earnings before assessments. However, on August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. As a result, the FHLBanks, including the Seattle Bank, did not record any REFCORP assessments during the second half of 2011 (because of no net earnings in the first half of 2011, no REFCORP assessments were recorded for such period). Going forward, assessments will only be determined for AHP. The increased AHP assessments resulted from our higher net income for the years ended December 31, 2011, and 2010, compared to the previous periods.
The table below presents our AHP and REFCORP assessments for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
AHP and REFCORP Assessments	2011	2010	Percent Increase/(Decrease)	2009	Percent Increase/(Decrease)
(in thousands, except percentages)
AHP	$9,338	$2,278	309.9	$—	N/A
REFCORP	—	5,124	(100.0)	33	15,427.3
Total assessments	$9,338	$7,402	26.2	$33	22,330.3
 Due to our overpayment of quarterly REFCORP assessments during 2008, and our 2010 assessments of $5.1 million, as of December 31, 2010, we were entitled to a refund of $14.6 million, which we had recorded in "other assets" on our statement of condition. We received payment for this receivable in April 2011.
See "Part I. Item 1. Business—REFCORP and AHP" and Notes 15 and 16 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary, sometimes materially, from these estimates under different assumptions or conditions. Our significant accounting policies are summarized in Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” included in this report. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses.
Determination of OTTI of Securities
For impaired debt securities, the Financial Accounting Standards Board's (FASB) OTTI accounting guidance requires an entity to assess whether: (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If neither condition is met, the entity performs cash flow analyses to determine if it expects to recover the entire amortized cost basis of the debt security.
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
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Credit losses related to previously-determined OTTI securities where the carrying value is less than the fair value are reclassified out of AOCL and charged to earnings.
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
We estimate projected cash flows that we are likely to collect, based on an assessment of available information about each individual security, the structure of the security, and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the security based on underlying loan-level borrower data, loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether we will recover the entire amortized cost basis of each security. In performing a detailed cash flow analysis, we identify the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a forward interest-rate curve to project the future estimated cash flows.
A significant modeling input to our OTTI assessment is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of December 31, 2011, which we use as our base-case scenario, assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths, which vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended December 31, 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses for PLMBS For the Three Months Ended December 31, 2011						As of December 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime:
2008	7.2	6.8-7.3	30.0	26.6-45.4	43.3	42.9-44.8	23.5	18.9-44.4
2005	5.7	4.9-6.6	26.0	15.2-27.3	40.6	32.8-42.3	20.7	11.5-22.5
2004 and prior	17.7	3.5-37.5	4.5	0-33.1	24.5	0-58.4	10.7	3.1-69.1
Total prime	14.9	3.5-37.5	10.9	0-45.4	29.2	0-58.4	13.8	3.1-69.1
Alt-A:
2008	6.8	4.7-8.8	53.2	38.9-61.7	44.8	44.0-49.2	34.4	23.9-38.5
2007	3.0	1.5-7.7	78.6	38.0-91.2	55.4	46.1-65.8	30.4	0-43.3
2006	2.4	1.6-3.4	82.0	76.3-88.6	55.5	49.4-68.3	36.6	19.9-61.3
2005	4.0	2.1-8.2	62.4	39.0-76.8	45.1	28.5-58.8	31.8	0.2-51.4
2004 and prior	7.3	6.2-14.3	12.6	0-30.5	22.8	0-37.4	17.9	10.8-28.2
Total Alt-A	3.5	1.5-14.3	74.7	0-91.2	53.1	0-68.3	32.8	0-61.3
Total PLMBS	5.3	1.5-37.5	64.4	0-91.2	49.3	0-68.3	29.7	0-69.1

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS for our OTTI assessment under a base-case scenario as noted above, we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of December 31, 2011, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 1.9% in the first year, 0% to 2.0% in the second year, 1.0% to 2.7% in the third year, 1.3% to 3.4% in the fourth year, 1.3% to 4.0% in each of the fifth and sixth years, and 1.5% to 3.8% in each subsequent year. This stress-test scenario and the associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress- test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.

The following table represents the impact to credit-related OTTI for the three months ended December 31, 2011 in the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended December 31, 2011
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2011 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2011 OTTI Related to Credit Loss
(in thousands, except number of securities)
Prime *	—	$—	$—	1	$4,168	$(1)
Alt-A*	7	270,614	(2,881)	30	1,376,805	(31,885)
Total	7	$270,614	$(2,881)	31	$1,380,973	$(31,886)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Fair Valuation of Financial Instruments
We use fair value measurements to record adjustments to certain of our financial assets and liabilities, such as those in hedge relationships, and to provide fair value disclosures. Certain of our assets and liabilities, principally derivatives and consolidated obligations on which we have elected the fair value option, are recorded at fair value on the statements of condition on a recurring basis. From time to time, we may also be required to record other financial assets, such as other-than-temporarily impaired securities, at fair value on a nonrecurring basis.
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
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use proprietary models that generally employ, but are not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Seattle Bank.
Recently, in conjunction with the other FHLBanks, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures for agency MBS and PLMBS. In addition, while the vendors' proprietary models are not accessible, we reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each vendor.
Prior to December 31, 2011, we established a price for each of our MBS using a formula that was based upon the median of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds were generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believes were not appropriate based on all available information (including those limited instances in which only one price is received), were subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that was deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.
Effective December 28, 2011, we refined our method for estimating the fair values of our MBS. Our refined valuation technique first requires the establishment of a "median" price for each security using a formula that is based upon the number of vendor prices received. If four prices are received, the middle two prices are averaged to establish a median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation, consistent with the evaluation of "outliers" as discussed below.
If three or four prices are received, the median price is compared to each of the two prices that are not used to establish the median price. Each price not used to establish the median price that is within a specified tolerance threshold of the median price is included in the "cluster" of prices that are averaged to compute a "default" price (that is, the price or prices used to establish the median price and the price or prices that are within the specified tolerance threshold are averaged to compute a default price). If only two prices are received, the median price is also the default price and each of the two prices is compared to that price. Both prices will be within the specified tolerance threshold or neither price will be within the specified tolerance threshold. Prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2011 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
The refinement to the valuation technique did not have a significant impact on the estimated fair values of our MBS as of December 31, 2011. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately as Level 3 within the fair value hierarchy.
In addition, consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us or operational parameters become more meaningful. As a result of our July 2011 sale of mortgage loans, we have incorporated additional considerations into our valuation process for mortgage loans held for portfolio, including delinquency data, conformance to current GSE underwriting standards, and delivery costs.
In June 2010, we enhanced our valuation technique for determining the fair value of our interest-rate exchange agreements indexed on one-month LIBOR, replacing a less precise methodology for estimating the fair value of these instruments with a more precise methodology that incorporates a market observable basis spread adjustment into the fair value calculation. The basis spread adjustment is determined from market observable basis swap spreads. Basis swaps are interest-rate swaps whose variable interest-rate pay and receive components have different terms or are tied to different indices. Prior to this enhancement, we calculated the fair value of interest-rate exchange agreements indexed to one-month LIBOR by discounting the instruments' cash flows using the forward interest rates from the LIBOR spot curve.
In late 2008, during a time of significant volatility in the credit markets, our routine control processes identified a divergence between our model-generated fair values and counterparty values on certain of our interest-rate exchange agreements. Working jointly with PolyPaths, our third-party valuation model vendor, we determined that the divergence resulted from an increase in the basis difference between one- and three-month LIBOR, which at that point was not reflected in the valuation model. As part of our governance and monitoring processes, we continued to monitor the differences between our model-generated fair values and counterparty values to confirm that the divergence did not become material to our financial statements. In December 2009, an enhanced version of our valuation model was released by PolyPaths, which included functionality that allowed for an election to account for the basis-spread difference between one- and three-month LIBOR using a market observable basis-spread adjustment. During the first five months of 2010, we performed detailed validation testing to evaluate whether the new functionality resulted in a net overall improvement to our modeled market price estimates (i.e., the differences between model results and counterparty values were stable or decreasing), while continuing to monitor the differences between our model-generated fair values and counterparty values to confirm that the divergence did not become material to our financial statements. Our validation testing was completed during the second quarter of 2010 and we decided to implement this enhanced functionality into our valuation model for the second quarter 2010 financial reporting period. As of June 30, 2010, the notional amount of interest-rate exchange agreements indexed to one-month LIBOR totaled $9.9 billion, of which $1.3 billion were in advance hedging relationships and $8.6 billion were in consolidated obligation bond hedging relationships.
We believe this enhanced valuation technique provides a better estimate of fair value since it incorporates a more precise, market observable input into our fair value estimates. As a result of our implementation of this enhanced valuation technique, our net fair value hedge ineffectiveness of $21.1 million for the year ended December 31, 2010 reflected an $8.9 million net gain on derivatives and hedging activities related to our fair value hedges, all of which were effective as of December 31, 2011 and 2010 and have continued and are expected to continue to remain effective prospectively. We continue to monitor market conditions and their potential effects on our fair value measurements for derivatives.
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
Accounting for derivatives under GAAP requires us to make certain judgments, assumptions, and estimates, including:

•	Determining whether a hedging relationship qualifies for hedge accounting

•	Identifying and analyzing the need to bifurcate an embedded derivative

•	Assessing the effectiveness of hedging relationships

•	Developing fair value measurements (see “—Fair Valuation of Financial Instruments” above)
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
Certain fair value hedge relationships meet, at inception, the strict criteria in GAAP for use of the short-cut method of accounting. Under the short-cut method, we assume (provided that an ongoing basis exists for concluding that the hedge relationship is expected to be highly effective) that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. In 2010, we discontinued the use of short-cut hedge accounting on new hedging transactions. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk, in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our statements of operations.
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
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument. As of December 31, 2011 and 2010, we had no advances or investments with bifurcated derivatives and $10.0 million and $53.5 million of range consolidated obligations with bifurcated derivatives.
In addition, we elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond.
Additional information concerning our hedging activities and related accounting is provided in Note 12 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition as of December 31, 2011 and 2010—Derivative Assets and Liabilities” in this report.
Amortization and Accretion of Mortgage-Related Premium and Discount
The following discussion excludes the accretion of interest income and AOCL related to other-than-temporarily impaired debt securities. See “—Determination of OTTI of Securities” for related discussion.
When we purchase mortgage-related assets such as MBS or, historically, purchased mortgage loans held for portfolio, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. We typically pay more than the unpaid principal balances when the interest rates on the purchased mortgages are greater than prevailing market rates for similar mortgages on the transaction date, and amortize the new premium over the expected life of the security, resulting in a decrease in the mortgages' book yields. Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased mortgages being lower than prevailing market rates on similar mortgages on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the mortgages' book yields.
The amount of premium or discount on mortgage-related assets amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or mortgage-backed securities, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or an MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.

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
Advances
Our advances are collateralized by permissible collateral (as defined in federal statute and regulations) and the the Seattle Bank benefits from statutory preferences as a creditor that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default, and (2) the available collateral would have to deteriorate in value prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2011 and 2010, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances. Based on the foregoing, we determined that no provision for credit losses on advances was necessary as of December 31, 2011 and 2010.
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
Government-Guaranteed Mortgage Loans
Government-guaranteed mortgage loans are insured by the FHA. The Seattle Bank member from which we purchased whole mortgage loans under the MPP maintains a guarantee from the FHA regarding the mortgage loans and is responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan; therefore, we have determined that these mortgage loans do not require a loan loss allowance.

Conventional Mortgage Loans
Our credit risk exposure on conventional mortgage loans is the potential for financial loss due to borrower default or depreciation in the value of the real estate securing the applicable conventional mortgage loan, offset by (i) the borrower's equity in the related real estate held as collateral and (ii) the related credit enhancements, including PMI, if applicable, and the participating institution's LRA. PMI is additional insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. An LRA is a performance-based holdback reserve to which we have no rights other than those granted under the participating institutions' master contracts for reimbursement of conventional mortgage loan losses caused by the mortgagors' failures to pay amounts due in full. The required funding level for an LRA was established at the time of purchase based on our analysis of expected credit losses on the mortgage loans included in the applicable delivery contract. By the contractual terms, the LRA funds may be used only to offset any actual losses that may occur over the life of the applicable mortgage loans or will be returned to the participating institution if actual losses are less than expected.
Our review for credit loss exposure includes PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Each conventional mortgage loan is associated with a specific master contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for our conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage.
We project the inherent losses on our conventional mortgage loans using the same modeling software, inputs, and assumptions that are used in our determination of other-than-temporary impairments of our PLMBS (as discussed in “—Determination of OTTI Securities” above). These inputs and assumptions, which are applied to our individual conventional mortgage loans, relate to remaining payment terms, prepayment speeds, default rates, loss severity, loan characteristics, expected housing price changes, and interest-rate estimates.
For our allowance calculation, we include all estimated credit losses and estimated selling costs (“total estimated credit losses”) on mortgage loans currently in foreclosure, 180 days or more past due, or projected to become 180 days or more past due in the next 24 months. We then aggregate these total estimated credit losses at the master contract level and determine our loss exposure after credit enhancements (i.e., PMI and LRA). The LRA, which is recorded in “other liabilities” in our statements of condition, totaled $7.5 million and $12.3 million as of December 31, 2011 and 2010. Based on our analysis, as of December 31, 2011 and 2010, we determined that an allowance for credit losses of $5.7 million and $1.8 million was required to cover the total estimated credit losses in excess of the credit enhancements as of such dates.
Additional information concerning our allowance for credit losses, including, among other things, loan-to-value and delinquency data and PMI coverage, is provided in “—Financial Condition—Mortgage Loans Held for Portfolio,” “Part I. Item 1. Business—Mortgage Loans Held for Portfolio—Measurement of Credit Risk,”. See Note 1 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.” for additional information on our critical accounting policies and estimates.
Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are short-term, and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2011 and 2010 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2011 and 2010.
Recently Issued and Adopted Accounting Guidance
See Note 3 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
The Seattle Bank is exposed to market risk, typically interest-rate risk, because our business model results in our holding large amounts of interest-earning assets and interest-bearing liabilities, at various interest rates and for varying periods.
Interest-rate risk is the risk that the total market value of our assets, liabilities, and derivatives will decline as a result of changes in interest rates or that net interest margin will be significantly affected by interest-rate changes. Interest-rate risk can result from a variety of factors, including repricing risk, yield-curve risk, basis risk, and option risk. These factors are described as follows:

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
Effective duration of equity is the market value weighted-average of the effective durations of each asset, liability, and derivative position we hold that has market value. It is calculated by multiplying the market value of our assets by their respective effective durations minus the market value of our liabilities multiplied by their respective durations plus or minus (depending upon whether the market value of a derivative position is positive or negative) the market value of our derivatives multiplied by their respective effective durations. The net result of the calculation is divided by the market value of equity to obtain the effective duration of equity. All else being equal, higher effective duration of equity numbers, whether positive or negative, indicate greater market value sensitivity to changes in interest rates.
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
Market-Risk Management
Our market-risk measures reflect the sensitivity of our assets, liabilities, and derivatives to changes in interest rates, which is primarily due to mismatches in the maturities, basis, and embedded options associated with our mortgage-related assets and the consolidated obligations we use to fund these assets. The opportunities and incentives for exercising the prepayment options embedded in mortgage-related instruments (which generally may be exercised at any time) generally do not match those of the consolidated obligations that fund such assets, which causes the market value of the mortgage-related assets and the consolidated obligations to behave differently to changes in interest rates and market conditions.

Our method of managing advances results in lower interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance we generally enter contemporaneously into interest-rate swaps that hedge any optionality that may be embedded in each advance. Our short-term investments have short terms to maturity and low durations, which cause their market values to have lower sensitivity to changes in market interest rates.
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These risk measures are used for regulatory reporting purposes; however, as discussed further below, for interest-rate risk management and policy compliance purposes, we have enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral. In November 2011, the Board added two additional risk measures, up/down 200 and up/down 250 basis point shock scenarios, to our existing risk measures.
The following table summarizes our total statement of condition risk measures as of December 31, 2011 and 2010.

	As of	As of
Total Statement of Condition Risk Measures	December 31, 2011	December 31, 2010
Effective duration of equity	2.19	1.25
Effective convexity of equity	(0.68)	(1.84)
Effective key-rate-duration-of-equity mismatch	1.41	1.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(3.14)%	(2.08)%
- 100 basis point shock scenario (in percentages)	1.72%	0.00%
+ 200 basis point shock scenario (in percentages)	(7.54)%	(6.42)%
- 200 basis point shock scenario (in percentages)	2.62%	0.53%
+ 250 basis point shock scenario (in percentages)	(9.75)%	(9.15)%
- 250 basis point shock scenario (in percentages)	3.12%	1.22%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of December 31, 2011, the increase in the effective duration of equity from that of December 31, 2010 primarily resulted from increases in duration contributions of our consolidated obligations, which were partially offset by decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments.
The increase in the effective convexity of equity as of December 31, 2011 from 2010 was primarily caused by increases in the negative convexity contributions of our Alt-A backed MBS investments, which were more than offset by a reduction in the negative convexity contributions from our mortgage loan portfolio.
Effective key-rate-duration-of-equity mismatch decreased as of December 31, 2011 from 2010, primarily due to the changes in the composition of our statements of condition.
The estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between December 31, 2011 and 2010 were a result of changes in the composition of our statements of condition and changes in interest-rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
For market-risk management purposes, we disaggregate our operations into the following portfolios to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equals the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets and any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank's remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This disaggregation allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this improvement in our risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of December 31, 2011 and 2010.  In November 2011, the Board added two additional risk measures, up/down 200 and up/down 250 basis point shock scenarios, to our existing risk measures.
The following table summarizes our basis and mortgage portfolio risk measures and their respective limits as of December 31, 2011 and 2010.

Basis and Mortgage Portfolio	As of	2011 Risk	As of	2010 Risk
Risk Measures and Limits	December 31, 2011	Measure Limit	December 31, 2010	Measure Limit
Effective duration of equity	1.43	+/-4.00	(0.43)	+/-5.00
Effective convexity of equity	0.21	+/-5.00	(2.29)	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.79	+/-3.00	0.86	+/-3.50
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(1.74)%	+/-4.00%	(0.66)%	+/-4.50
- 100 basis point shock scenario (in percentages)	1.23%	+/-4.00%	(1.12)%	+/-4.50
+ 200 basis point shock scenario (in percentages)	(4.26)%	+/-8.00%	(3.55)%	NA
- 200 basis point shock scenario (in percentages)	1.77%	+/-8.00%	(1.05)%	NA
+ 250 basis point shock scenario (in percentages)	(5.73)%	+/-10.00%	(5.43)%	NA
- 250 basis point shock scenario (in percentages)	2.04%	+/-10.00%	(0.61)%	NA
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of December 31, 2011 and 2010—Derivative Assets and Liabilities" and Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FEDERAL HOME LOAN BANK OF SEATTLE

FEDERAL HOME LOAN BANK OF SEATTLE
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Federal Home Loan Bank of Seattle's (Seattle Bank’s) management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2011, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle
In our opinion, the accompanying statements of condition and the related statements of operations, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers, LLP
Seattle, Washington
March 22, 2012

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION

	As of	As of
	December 31, 2011	December 31, 2010
(in thousands, except par value)
Assets
Cash and due from banks (Note 4)	$1,286	$1,181
Deposits with other Federal Home Loan Banks (FHLBanks)	15	9
Securities purchased under agreements to resell (Note 5)	3,850,000	4,750,000
Federal funds sold	6,010,699	6,569,152
Investment securities:
Available-for-sale (AFS) securities (Note 6)	11,007,753	12,717,669
Held-to-maturity (HTM) securities (fair values of $6,467,710 and $6,403,552) (Note 7)	6,500,590	6,462,215
Total investment securities	17,508,343	19,179,884
Advances (Note 9)	11,292,319	13,355,442
Mortgage loans held for portfolio, net (includes $5,704 and $1,794 of allowance for credit losses) (Notes 10 and 11)	1,356,878	3,208,954
Accrued interest receivable	64,287	86,356
Premises, software, and equipment, net (includes $14,786 and $16,854 of accumulated depreciation and amortization)	15,959	15,514
Derivative assets, net (Note 12)	69,635	13,013
Other assets	15,046	28,465
Total Assets	$40,184,467	$47,207,970
Liabilities
Deposits (Note 13):
Interest-bearing	$287,015	$502,787
Total deposits	287,015	502,787
Consolidated obligations, net (Note 14):
Discount notes	14,034,507	11,596,307
Bonds (includes $499,974 and $0 at fair value under fair value option)	23,220,596	32,479,215
Total consolidated obligations, net	37,255,103	44,075,522
Mandatorily redeemable capital stock (Note 17)	1,060,767	1,021,887
Accrued interest payable	93,344	129,472
Affordable Housing Program (AHP) payable (Note 15)	13,142	5,042
Derivative liabilities, net (Note 12)	147,693	253,660
Other liabilities	40,900	36,961
Total liabilities	38,897,964	46,025,331
Commitments and contingencies (Note 21)
Capital (Note 17)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,203 and 16,497 shares	1,620,339	1,649,695
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,194 and 1,265 shares	119,338	126,454
Total capital stock	1,739,677	1,776,149
Retained earnings:
Unrestricted	132,575	73,396
Restricted	24,863	—
Total retained earnings	157,438	73,396
Accumulated other comprehensive loss (AOCL)	(610,612)	(666,906)
Total capital	1,286,503	1,182,639
Total Liabilities and Capital	$40,184,467	$47,207,970

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Interest Income
Advances	$105,550	$168,231	$413,012
Prepayment fees on advances, net	19,593	22,302	8,437
Interest-bearing deposits	99	93	217
Securities purchased under agreements to resell	2,980	13,238	7,621
Federal funds sold	15,943	13,781	8,197
AFS securities	(936)	24,953	574
HTM securities	113,936	144,611	205,357
Mortgage loans held for portfolio	108,097	187,264	234,856
Mortgage loans held for sale	4,792	—	—
Loans to other FHLBanks	—	2	—
Total interest income	370,054	574,475	878,271
Interest Expense
Consolidated obligations - discount notes	9,668	22,483	67,891
Consolidated obligations - bonds	259,374	374,505	594,238
Deposits	100	267	921
Other borrowings	—	1	1
Total interest expense	269,142	397,256	663,051
Net Interest Income	100,912	177,219	215,220
Less: Provision for credit losses	3,924	1,168	626
Net Interest Income after Provision for Credit Losses	96,988	176,051	214,594
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 8)	(10,383)	(207,857)	(1,349,825)
Net amount of OTTI loss reclassified (from) to AOCL	(80,793)	101,660	1,038,643
Net OTTI loss, credit portion	(91,176)	(106,197)	(311,182)
Net realized gain on sale of HTM securities	3,559	259	1,370
Net gain on sale of mortgage loans held for sale	73,925	—	—
Net gain on financial instruments held under fair value option (Note 19)	26	—	—
Net gain (loss) on derivatives and hedging activities (Note 12)	85,930	31,030	(10,502)
Net realized loss on early extinguishment of consolidated obligations	(11,258)	(13,812)	(5,584)
Service fees	2,410	2,695	2,714
Other, net	222	4	3
Total other income (loss)	63,638	(86,021)	(323,181)
Other Expense
Operating:
Compensation and benefits	26,760	29,509	28,666
Other operating	32,513	31,540	19,828
Federal Housing Finance Agency (Finance Agency)	5,043	2,761	2,069
Office of Finance	2,663	2,462	1,930
Reversal of provision for derivative counterparty credit loss (Note 12)	—	(4,552)	—
Other, net	267	409	529
Total other expense	67,246	62,129	53,022
Income (Loss) before Assessments	93,380	27,901	(161,609)
Assessments
AHP	9,338	2,278	—
Resolution Funding Corporation (REFCORP) (Note 16)	—	5,124	33
Total assessments	9,338	7,402	33
Net Income (Loss)	$84,042	$20,499	$(161,642)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL

For the Years Ended December 31, 2011, 2010, and 2009	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 17)	Restricted (Note 17)	Total
(amounts and shares in thousands)
Balance, December 31, 2008	1,179	$117,853	17,302	$1,730,287	$(78,876)	$—	$(78,876)	$(2,939)	$1,766,325
Proceeds from sale of capital stock	195	19,535	113	11,312	—	—	—	—	30,847
Net shares reclassified to mandatorily redeemable capital stock	(49)	(4,870)	(244)	(24,450)	—	—	—	—	(29,320)
Comprehensive (loss) income :
Net loss	—	—	—	—	(161,642)	—	(161,642)	—	(161,642)
Other comprehensive loss:
Non-credit portion of OTTI loss on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	—	—	—	—	(960,321)	(960,321)
Net unrealized gain on AFS securities	—	—	—	—	—	—	—	232,469	232,469
Reclassification of non-credit portion included in net loss	—	—	—	—	—	—	—	31,426	31,426
Non-credit portion of OTTI losses on HTM securities:
Cumulative effect of adjustment relating to amended OTTI guidance (Notes 1 and 8)	—	—	—	—	293,415	—	293,415	(293,415)	—
Non-credit portion	—	—	—	—	—	—	—	(1,269,210)	(1,269,210)
Reclassification of non-credit portion included in net loss	—	—	—	—	—	—	—	199,141	199,141
Accretion of non-credit portion	—	—	—	—	—	—	—	193,871	193,871
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	—	—	—	—	960,321	960,321
Pension benefits (Note 18)	—	—	—	—	—	—	—	(159)	(159)
Total comprehensive loss	—	—	—	—	—	—	—	—	(774,104)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$—	$52,897	$(908,816)	$993,748

* Putable

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Continued)

For the Years Ended December 31, 2011, 2010, and 2009	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 17)	Restricted (Note 17)	Total
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$—	$52,897	$(908,816)	$993,748
Proceeds from sale of capital stock	—	—	18	1,842	—	—	—	—	1,842
Net shares reclassified to mandatorily redeemable capital stock	(60)	(6,064)	(692)	(69,296)	—	—	—	—	(75,360)
Comprehensive income (loss):
Net income	—	—	—	—	20,499	—	20,499	—	20,499
Other comprehensive income (loss):
Net unrealized loss on AFS securities	—	—	—	—	—	—	—	(5,470)	(5,470)
Non-credit portion of OTTI loss on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	—	—	—	—	(285,998)	(285,998)
Net unrealized gain on AFS securities	—	—	—	—	—	—	—	303,263	303,263
Reclassification of non-credit portion included in net income	—	—	—	—	—	—	—	89,138	89,138
Non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	—	—	—	—	(203,384)	(203,384)
Reclassification of non-credit portion included in net income	—	—	—	—	—	—	—	12,586	12,586
Accretion of non-credit portion	—	—	—	—	—	—	—	43,559	43,559
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	—	—	—	—	285,998	285,998
Pension benefits (Note 18)	—	—	—	—	—	—	—	2,218	2,218
Total comprehensive income	—	—	—	—	—	—	—	—	262,409
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639

* Putable

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Continued)

For the Years Ended December 31, 2011, 2010, and 2009	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings (Accumulated Deficit)			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 17)	Restricted (Note 17)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	24	2,408	—	—	—	—	2,408
Net shares reclassified to mandatorily redeemable capital stock	(71)	(7,116)	(318)	(31,764)	—	—	—	—	(38,880)
Comprehensive income (loss):
Net income	—	—	—	—	59,179	24,863	84,042	—	84,042
Other comprehensive income (loss):
Net unrealized gain on AFS securities	—	—	—	—	—	—	—	16,468	16,468
Non-credit portion of OTTI loss on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	—	—	—	—	(56,411)	(56,411)
Net unrealized loss on AFS securities	—	—	—	—	—	—	—	(53,766)	(53,766)
Reclassification of non-credit portion included in net income	—	—	—	—	—	—	—	89,048	89,048
Non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	—	—	—	—	—	(8,802)	(8,802)
Reclassification of non-credit portion included in net income	—	—	—	—	—	—	—	547	547
Accretion of non-credit portion	—	—	—	—	—	—	—	12,805	12,805
Reclassification of non-credit portion from HTM to AFS securities	—	—	—	—	—	—	—	56,411	56,411
Pension benefits (Note 18)	—	—	—	—	—	—	—	(6)	(6)
Total comprehensive income	—	—	—	—	—	—	—	—	140,336
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Operating Activities
Net income (loss)	$84,042	$20,499	$(161,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,130	(65,277)	(140,245)
Net OTTI loss, credit portion	91,176	106,197	311,182
Net realized gain on sale of HTM securities	(3,559)	(259)	(1,370)
Net gain on sale of mortgage loans held for sale	(73,925)	—	—
Net change in fair value adjustments on financial instruments held under fair value option	(26)	—	—
Net change in net fair value adjustment on derivatives and hedging activities	(6,628)	53,325	(4,118)
Net realized loss on early extinguishment of consolidated obligations	11,258	13,812	5,584
Provision for credit losses	3,924	1,168	626
Other adjustments	288	2	15
Net change in:
Accrued interest receivable	22,080	37,218	117,538
Other assets	(189)	6,561	483
Accrued interest payable	(36,128)	(78,370)	(129,461)
Other liabilities	27,113	6,155	(10,637)
Total adjustments	52,514	80,532	149,597
Net cash provided by (used in) operating activities	136,556	101,031	(12,045)
Investing Activities
Net change in:
Interest-bearing deposits	42,452	(38,145)	22,006
Deposits with other FHLBanks	(6)	23	(32)
Securities purchased under agreements to resell	900,000	(1,250,000)	400,000
Federal funds sold	558,453	3,481,848	(7,730,700)
Premises, software and equipment	(4,358)	(3,434)	(4,212)
AFS securities:
Proceeds from long-term	1,948,116	550,609	32,947
Purchases of long-term	(244,051)	(11,601,894)	—
HTM securities:
Net increase (decrease) in short-term	587,054	1,636,039	(1,653,000)
Proceeds from maturities of long-term	1,376,529	2,015,376	2,179,830
Proceeds from sales of long-term	136,698	3,409	23,179
Purchases of long-term	(2,207,723)	(1,384,809)	(1,990,244)
Advances:
Proceeds	33,831,590	35,346,739	57,159,433
Made	(31,724,800)	(26,485,504)	(42,740,537)
Mortgage loans:
Principal collected	558,052	888,954	975,237
Proceeds from sale of held for sale	1,357,269	—	—
Net cash provided by investing activities	7,115,275	3,159,211	6,673,907

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2011	2010	2009
(in thousands)
Financing Activities
Net change in:
Deposits	$(199,214)	$168,746	$(234,177)
Net (payments) proceeds on derivative contracts with financing elements	(68,003)	83,368	—
Net proceeds from issuance of consolidated obligations:
Discount notes	679,399,084	981,031,091	996,786,930
Bonds	35,091,553	43,891,863	26,892,145
Payments for maturing and retiring consolidated obligations:
Discount notes	(676,947,514)	(987,882,601)	(994,035,561)
Bonds	(44,530,040)	(41,284,800)	(35,371,342)
Proceeds from issuance of capital stock	2,408	1,842	30,847
Payments for redemption of mandatorily redeemable capital stock	—	—	(669)
Net cash used in financing activities	(7,251,726)	(3,990,491)	(5,931,827)
Net change in cash and cash equivalents	105	(730,249)	730,035
Cash and cash equivalents at beginning of the period	1,181	731,430	1,395
Cash and cash equivalents at end of the period	$1,286	$1,181	$731,430

Supplemental Disclosures
Interest paid	$305,271	$475,626	$792,512
AHP payments, net	$1,238	$5,864	$7,582
REFCORP (refund) payments	$(14,552)	$—	$—
Transfers of mortgage loans to real estate owned (REO)	$3,918	$2,458	$2,523
Net transfer of mortgage loans held for portfolio to held for sale	$1,283,338	$—	$—
Transfers of HTM securities to AFS securities	$81,686	$403,573	$778,893

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
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. All members must purchase stock in the Seattle Bank. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock. Former members include certain non-members that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank member (or former member). All holders of our capital stock may receive dividends on their capital stock, to the extent declared by our Board of Directors (Board). Regulated financial depositories, insurance companies, and community development financial institutions (CDFIs) engaged in residential housing finance and located in the Seattle Bank's district are eligible to apply for membership. State and local housing authorities that meet certain statutory or regulatory criteria may also borrow from us. While eligible to borrow, housing associates are not members of the Seattle Bank and, as such, are not allowed to hold capital stock.
 The Finance Agency, an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks, Office of Finance, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae).
The Office of Finance is a joint office of the FHLBanks established by the Federal Housing Finance Board to facilitate the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members, to purchase short- and longer-term investments, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.
The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premium and accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.
We have evaluated subsequent events for potential recognition or disclosure through the filing date of this Annual Report on Form 10-K.

Reclassifications of Prior Period Amounts
Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2011. In Note 6, "AFS Securities," in the tabular disclosures as of December 31, 2010, subsequent fair value gains on other-than-temporarily impaired securities, previously included in "gross unrealized gains," have been reclassified and included in the "OTTI charges recognized in AOCL" amounts.
Significant Accounting Policies
Fair Value
The fair value amounts recorded on our statements of condition and presented in our note disclosures have been determined using available market information and our best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of our financial instruments, there are inherent limitations in any valuation technique and therefore, the fair values presented may not be indicative of the amounts that would have been realized in market transactions as of the reporting dates. Note 19 details the estimated fair values of our financial instruments.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as collateralized financings.
Investment Securities
We classify investment securities as HTM or AFS at the date of acquisition. Purchases and sales of securities are recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.
HTM Securities
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at amortized cost, adjusted for periodic principal payments, amortization of premiums, accretion of discounts and OTTI loss previously recognized in net income, and AOCL.
Certain changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. During 2011 and 2010, we transferred certain of our private-label mortgage-backed securities (PLMBS) determined to be other-than-temporarily impaired from HTM to AFS based on evidence of a decline in the issuers’ creditworthiness (see Note 6).
In addition, for the purpose of the classification of securities, sale of a debt security near enough to the maturity date (or call date if exercise of the call is probable) or occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the years ended December 31, 2011, 2010, and 2009, we realized $3.6 million, $259,000, and $1.4 million of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale.
AFS Securities
We classify certain investments as "available for sale securities" on our statements of condition and carry them at fair value. We record changes in the fair value of these securities in AOCL as “net unrealized gain (loss) on AFS securities.” For AFS securities that have been hedged and qualify as a fair-value hedge, we record the portion of the change in value related to the risk being hedged in other income as “net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the investment in AOCL as “net unrealized gain (loss) on AFS securities.”
Premiums and Discounts
Except as discussed below with respect to amortization of OTTI non-credit losses, we amortize purchase premiums and accrete purchase discounts on mortgage-related assets (which include mortgage-backed securities (MBS) and whole mortgage loans) using the retrospective level-yield methodology (the retrospective interest method) over the estimated cash flows of the securities. The retrospective interest method requires us to estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated life, as if the new estimate had been known since the original acquisition date of the securities. We amortize premiums and accrete discounts on our other investments using a level-yield methodology to the contractual maturity of the securities. The amount of premium or discount on mortgage-related assets amortized or accreted into earnings during a period is dependent on our estimate of the remaining lives of these assets and actual prepayment experience. Changes in estimates of prepayment behavior create volatility in interest income because the change to a new expected yield on a pool of mortgage loans or MBS, given the new forecast of prepayment behavior, requires an adjustment to cumulative amortization in order for the financial statements to reflect that yield going forward. For a given change in estimated average maturity for a pool of mortgage loans or a MBS, the retrospective change in yield is dependent on the amount of original purchase premium or discount and the cumulative amortization or accretion at the time the estimate is changed. Changes in interest rates have the greatest effect on the extent to which mortgages may prepay. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Gains and Losses on Sales of Securities
We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss).
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
Recognition of OTTI
If either of the first two conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither of the first two conditions is met, we perform an analysis, including a cash flow test on our PLMBS, to determine if the third condition above exists.
In instances in which we determine that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into: (1) the amount of the total impairment related to the credit loss (i.e., the credit component) and (2) the amount of the total impairment related to all other factors (i.e., the non-credit component). The amount of the total impairment related to credit loss is recognized in earnings. The total OTTI is presented in the statements of operations with an offset for the amount of the total non-credit OTTI that is recognized in AOCL. The credit loss on a debt security is limited to the amount of that security's unrealized losses.
Accounting for OTTI Recognized in AOCL
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI charges. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Any additional credit loss related to previously other-than-temporarily impaired securities is limited to the security's unrealized losses, or the difference between its amortized cost and its fair value. The additional credit loss is reclassified out of AOCL (up to the amount in AOCL) and charged to earnings.
Subsequent increases and decreases (if not an OTTI) in the fair value of AFS securities are netted against the non-credit component of OTTI recognized previously in AOCL. For HTM securities, if the carrying value of a security is less than its current fair value, the carrying value of the security is not increased. However, the OTTI recognized in AOCL for HTM securities is accreted to the carrying value of each security on a prospective basis based on the amount and timing of future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, we do not accrete the OTTI recognized in AOCL to the carrying value because the subsequent measurement basis for these securities is fair value.
Interest Income Recognition
Upon subsequent evaluation (which occurs on a quarterly basis) of a debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. This effective yield is used to calculate the amount to be recognized into income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected.
Change in Accounting Principle
We adopted the current GAAP for OTTI effective January 1, 2009 and recognized the effects of adoption as a change in accounting principle. To reclassify the non-credit component of OTTI recognized in prior periods, we recorded a $293.4 million cumulative effect adjustment as an increase to our retained earnings as of January 1, 2009, with a corresponding adjustment to AOCL.
Advances
We report advances to members, former members, or state housing authorities at amortized cost, net of discounts and premiums, including discounts on advances related to AHP and Community Investment Program/Economic Development Fund (CIP/EDF) reduced interest-rate advances, unearned commitment fees, and hedging adjustments, as discussed below. We amortize the premiums and accrete the discounts on advances and recognize unearned commitment fees and basis adjustments on terminated hedging relationships to interest income using a level-yield methodology to contractual maturity of the advance. We record interest on advances to income as earned.
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

Prepayment Fees
We charge prepayment fees when a borrower prepays certain advances before the original maturity. We record prepayment fees net of fair value hedging basis adjustments as “prepayment fees on advances, net” in the interest income section of the statements of operations.
If a new advance qualifies as a modification of an existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. This amortization is recorded in advance interest income. If the new advance qualifies as a modification of an existing hedged advance, the cumulative hedge adjustments and the prepayment fees on the original advance are included in the carrying amount of the modified advance and are amortized into advance interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to benchmark or full fair value, depending upon the risk being hedged, and subsequent fair value changes attributable to the hedged risk are recorded in other income (loss) on our statements of operations.
Mortgage Loans Held for Portfolio
We classify mortgage loans that we have the intent and ability to hold to maturity or payoff as held for portfolio and, accordingly, report them net of unamortized premiums, unaccreted discounts, basis adjustments on mortgage loans initially classified as mortgage loan commitments, and allowance for credit losses.
Premiums and Discounts
We defer and amortize premiums and accrete discounts paid to and received from our participating members and basis adjustments to interest income, using the retrospective interest method. In determining prepayment estimates for the retrospective interest method of amortization, we aggregate the mortgage loans by similar characteristics (i.e., type, maturity, coupon rate, and acquisition date).
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
Portfolio Segments
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) credit products (i.e., advances, letters of credit, and other extensions of credit to members), (2) government-guaranteed or insured mortgage loans held for portfolio, (3) conventional mortgage loans held for portfolio, (4) securities purchased under agreements to resell, and (5) federal funds sold.

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
Nonaccrual Loans
We place a conventional mortgage loan on nonaccrual status if we determine that either: (1) the collection of the principal or interest is doubtful or (2) interest or principal is 90 days or more past due, unless the mortgage loan is well-secured and in the process of collection. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement. If the collection of the remaining principal amount due is considered doubtful, then cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when: (1) none of its contractual principal and interest is past due and unpaid, and we expect repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and is in the process of collection.
Impairment Methodology
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.
Loans that are on nonaccrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans noted above.
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
REO
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
Derivatives
All derivatives are recognized on the statements of condition at their fair values and are reported as either derivative assets or liabilities, net of cash collateral and accrued interest from counterparties. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows unless the derivative meets the criteria to be a financing derivative.

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
Accounting for Fair Value Hedges
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Our approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of “long-haul” hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of the hedged items and whether those derivatives may be expected to remain effective in future periods. As of December 31, 2011, we had $27.7 billion in derivatives accounted for as long-haul hedging transactions, hedging changes in the benchmark interest rate.

•
Shortcut hedge accounting. Transactions that meet certain criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark rate exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. In 2010, we discontinued the use of shortcut hedge accounting for new hedging relationships.

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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities” on the statements of operations. For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is also recorded in “net gain (loss) on derivatives and hedging activities.”
We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2011, 2010, and 2009.
Accounting for Economic and Intermediary Hedges
An economic hedge is a derivative used to hedge specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in our income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as “net gain (loss) on derivatives and hedging activities” on our statements of operations with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts of the de-designated portion of the interest-rate exchange agreement and the intermediary derivative. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives has not significantly affected our operating results. These amounts are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.”
Accrued Interest Receivable and Payable
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedging instruments are recognized as adjustments to the income or expense of the designated underlying advances, investments, consolidated obligations, or other financial instruments. The differentials between interest receivables and payables on derivatives in economic and intermediary hedges are recognized in other income (loss) as “net gain (loss) on derivatives and hedging activities” on our statements of operations.
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
When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statements of condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining term to maturity (or next put date, if applicable) of the hedged item using a level-yield methodology. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statements of condition at its fair value, removing from the statements of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
Embedded Derivatives
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument. As of December 31, 2011 and 2010, we had no advances or investments with bifurcated derivatives and $10.0 million and $53.5 million of range consolidated obligations with bifurcated derivatives.
Premises, Software, and Equipment
We record premises, software, and equipment at cost, less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of relevant assets, ranging from three to 10 years. We amortize leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. We amortize major software and equipment maintenance over the maintenance period. We capitalize improvements but expense ordinary maintenance and repairs when incurred. We include gains and losses on the disposal of premises, software, and equipment in other income (loss).
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2011 and 2010, we had $14.8 million and $13.7 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $2.0 million, $1.9 million, and $1.5 million for the years ended December 31, 2011, 2010, and 2009.
Depreciation and Amortization and Accumulated Depreciation and Amortization
Our accumulated depreciation and amortization related to premises, software, and equipment was $14.8 million and $16.9 million as of December 31, 2011 and 2010. Depreciation and amortization expense for premises, software, and equipment was $3.0 million, $3.2 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009. We recorded $3,000 and $2,000 of net realized gains on disposal of premises, software, and equipment for the years ended December 31, 2011 and 2009. No similar activity was recorded for the year ended December 31, 2010.
Consolidated Obligations
With the exception of those consolidated obligations on which we have elected the fair value option and which are recorded at fair value, we record our consolidated obligations at amortized cost.
Discounts and Premiums on Consolidated Obligations
We accrete the discounts on consolidated obligation discount notes to interest expense using a level-yield methodology to the contractual life of the related notes. We accrete or amortize the discounts, premiums, and hedging basis adjustments on consolidated obligation bonds to interest expense using the interest methodology over the related bonds' contractual life.
Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued we assume. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on consolidated obligations not designated under the fair value options are deferred and amortized, using the interest method, over the contractual life of the related consolidated obligation. Unamortized concessions are included in “other assets” on the statements of condition and the amortization of such concessions is included in consolidated obligation interest expense on the statements of operations.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when: (1) a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership; (2) we determine the penalty the member would incur for rescinding the redemption request to be substantive because the member’s shares then meet the definition of a mandatorily redeemable financial instrument; or (3) the statutory redemption date on a redemption request passes without our redeeming the capital stock. When the penalty (which is based on dividends paid) for rescinding a redemption request is not substantive, we do not reclassify the stock related to a redemption request from equity to a mandatorily redeemable liability. However, when circumstances change (e.g., a dividend is paid), we re-evaluate the rescission penalty and, if necessary, make the appropriate reclassification. If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to capital.
Reclassifications are recorded at fair value. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reflected as interest expense in the statements of operations. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow on the statements of cash flows. See Note 17 for more information.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement (Capital Agreement), as amended. Under the Capital Agreement, beginning in third quarter 2011, each FHLBank began contributing 20% of its quarterly net income to a separate restricted retained earnings account at that FHLBank and will continue to do so until the account balance equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The restricted retained earnings balance is included in all capital adequacy measures and is presented separately on the statements of condition. See Note 17 for more information.
Finance Agency Expenses
Our portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks is allocated to us based on the pro rata share of the annual assessments (which are based on the ratio of our minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank).
Office of Finance Expenses
As approved by the Office of Finance Board of Directors, effective January 1, 2011, each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation. Prior to January 1, 2011, we were assessed for a portion of the costs of operating the Office of Finance based equally on our percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding in the FHLBank System.
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
REFCORP
Although exempt from ordinary federal, state, and local taxation except for local real estate tax, we were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued, as applicable, in each FHLBank's June 30, 2011 financial statements. See Note 16 for more information.

Note 2—Regulatory Matters
Our financial statements and related notes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, and has subsequently remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA regulations, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and in subsequent months worked with the Finance Agency on the plan, including, among other things, submitting a proposed business plan to the Finance Agency on August 16, 2010. For information on the PCA regulations and the Seattle Bank's capital classification, see Note 17.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements, and we have agreed to address and are in the process of addressing, among other things, the areas identified below.

•
Risk Management and Asset Improvement. We may not resume purchasing mortgage loans under our MPP, a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide supplemental mortgage insurance (SMI) on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board of Directors (Board) must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

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

Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, in particular enhancing our credit and collateral risk management, remediating or developing plans for remediating 2010 examination findings, and developing improved executive compensation plans (on which we received a non-objection from the Finance Agency). We continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. For example, in late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.
The Consent Arrangement also provided for a Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011). The Consent Arrangement required us to meet certain minimum financial metrics during the Stabilization Period and then requires us to maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. As of December 31, 2011, retained earnings, AOCL, and MVE to PVCS ratio were as follows:

•	Retained Earnings increased to $157.4 million as of December 31, 2011, from $73.4 million at the end of 2010 due to our 2011 net income.

•
AOCL improved to $610.6 million as of December 31, 2011, from $666.9 million as of December 31, 2010, primarily due to improvements in the fair values of AFS securities determined to be other-than-temporarily impaired.

•	MVE to PVCS ratio decreased slightly to 74.4% as of December 31, 2011, compared to 75.7% as of December 31, 2010.
With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end during the Stabilization Period and as of the quarters ended September 30 and December 31, 2011. In addition, we are continuing to take the specified actions noted in the Consent Arrangement and are working towards meeting the agreed-upon milestones and timelines for completing our plans to address the requirements relating to asset composition, capital management, and operational and risk management, including as described above.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations, including the repurchase, redemption, and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that the quality or timeliness of our implementation of approved plans, policies, and procedures designed to enhance the bank's safety and soundness may, to varying degrees, reduce our flexibility in managing the bank, negatively affecting advance volumes, our cost of funds, and our net income, which may have a material adverse consequence to our business, including our financial condition and results of operations.
In addition, we cannot predict whether we will be able to finalize and execute plans acceptable to the Finance Agency, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement. Failure to successfully finalize and execute such plans, meet and maintain such metrics, or meet such requirements could result in additional actions under the PCA regulations or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that we will remain classified as "undercapitalized" and, as such, be restricted from redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval.

Note 3—Recently Adopted and Issued Accounting Guidance
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the Seattle Bank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on our statements of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
Disclosures about an Employer's Participation in a Multiemployer Plan
On September 21, 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other post-retirement benefit plans (multiemployer plans). The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures in order to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. We participate in a multiple employer plan and follow certain disclosure requirements for multiemployer pension plans. This guidance became effective for annual reporting periods on December 31, 2011 for the Seattle Bank and was applied retrospectively for all prior periods presented. The adoption of this guidance resulted in increased annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows (see Note 18).
Presentation of Comprehensive Income
On June 16, 2011, the FASB issued guidance intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the current option to present other comprehensive income in the statements of changes in shareholders' equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Seattle Bank), and is to be applied retrospectively for all periods presented. Early adoption is permitted. We intend to elect the two-statement approach for interim and annual periods beginning on January 1, 2012. The adoption of this guidance is limited to the presentation of our financial statements and will not affect our financial condition, results of operations, or cash flows.
On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassification of items out of accumulated other comprehensive income in the statement of income. This guidance is effective for the Seattle Bank for interim and annual periods beginning on January 1, 2012. We will still be required to adopt the remaining guidance for the presentation of other comprehensive income.
Fair Value Measurements and Disclosures
In January 2010, the FASB issued amended guidance related to the disclosure of fair value measurements. We adopted this guidance as of January 1, 2010, except for the required disclosures relating to purchases, sales, issuances, and settlements in the rollforward of activity for fair value measurements using significant unobservable inputs (Level 3), which we adopted as of January 1, 2011. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous period presented for comparison purposes. Adoption of the 2010 and 2011 guidance resulted in increased financial statement disclosures (see Note 19), but did not affect our financial condition, results of operations, or cash flows.

On May 12, 2011, the FASB and the IASB issued substantially converged guidance intended to result in the consistent definition of fair value and common requirements for measuring fair value and disclosure between GAAP and IFRS, as well as certain instances where a particular principle or requirement for measuring fair value or disclosing information has changed. This guidance is not intended to result in a change in the application of the existing fair value measurement requirements. The updated guidance is effective for interim and annual periods beginning on January 1, 2012 and will be applied prospectively. Early adoption is not permitted. The adoption of this guidance may result in increased annual and interim financial statement disclosures, but will not have a material impact on our financial condition, results of operations, or cash flows.
Repurchase Agreements
On April 29, 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance eliminates consideration of the transferor's ability to fulfill its contractual rights and obligations from the criteria evaluated in determining effective control. The new guidance became effective for the first interim or annual period beginning on January 1, 2012 for the Seattle Bank. The guidance will be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of this guidance will not have a material affect on our financial condition, results of operations, or cash flows.
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

Note 4—Cash and Due from Banks
We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $112,000 and $169,000 for the years ended December 31, 2011 and 2010. In addition, we maintained average required balances with the Federal Reserve Bank of San Francisco of $1.0 million for each of the years ended December 31, 2011 and 2010. These represent average balances required to be maintained over each 14-day reporting cycle; however, we may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Note 5—Securities Purchased Under Agreements to Resell
We periodically hold securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets in the statements of condition. Our third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) remit to us an equivalent amount of cash or (2) place an equivalent amount of additional securities with our safekeeping agent, or the dollar value of the resale agreement will be decreased accordingly. As of December 31, 2011 and 2010, we held $3.9 billion and $4.8 billion of overnight securities purchased under agreements to resell.

Note 6—AFS Securities
Major Security Types
 The following tables summarize our AFS securities as of December 31, 2011 and 2010.

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Government-sponsored enterprise (GSE) obligations (2)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
Temporary Liquidity Guarantee Program (TLGP) debentures and notes (3)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

	As of December 31, 2010
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (2)	$4,853,523	$—	$2,209	$(5,896)	$4,849,836
TLGP debentures and notes	6,400,561	—	1,063	(2,846)	6,398,778
Total non-MBS	11,254,084	—	3,272	(8,742)	11,248,614
MBS:
Residential PLMBS	2,059,078	(590,023)	—	—	1,469,055
Total	$13,313,162	$(590,023)	$3,272	$(8,742)	$12,717,669

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.
(2)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).
(3)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $513.5 million and $423.9 million as of December 31, 2011 and 2010.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency. In late 2011, we began implementing plans to increase advances as a percentage of total assets, as required by the Consent Arrangement. We are in the process of revising a plan previously submitted to the Finance Agency to more gradually increase advances as a percentage of total assets. The Finance Agency is aware that we are working on a revised plan.

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

	2011				2010
HTM PLMBS Transferred to AFS PLMBS	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ended:
March 31	$12,942	$(4,790)	$572	$8,724	$136,506	$(59,179)	$—	$77,327
June 30	—	—	—	—	212,042	(96,099)	4,742	120,685
September 30	—	—	—	—	199,208	(72,500)	9,405	136,113
December 31	125,155	(51,621)	—	73,534	141,816	(58,220)	6,676	90,272
Total	$138,097	$(56,411)	$572	$82,258	$689,572	$(285,998)	$20,823	$424,397

As of December 31, 2011 and 2010, we held $2.9 billion and $3.0 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 20 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of December 31, 2011 and 2010, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. The unrealized losses include OTTI recognized in AOCL and gross unrecognized holding losses as of December 31, 2011 and 2010.

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS *	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$2,651,031	$(5,896)	$—	$—	$2,651,031	$(5,896)
TLGP securities	4,197,748	(2,846)	—	—	4,197,748	(2,846)
Total non-MBS	6,848,779	$(8,742)	$—	$—	$6,848,779	$(8,742)
MBS:
Residential PLMBS *	—	—	1,469,055	(590,023)	1,469,055	(590,023)
Total	$6,848,779	$(8,742)	$1,469,055	$(590,023)	$8,317,834	$(598,765)

*	Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of December 31, 2011 and 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2011		As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$8,782,269	$8,791,638	$1,110,146	$1,109,843
Due after one year through five years	899,364	902,016	9,979,917	9,975,331
Due after five years through 10 years	—	—	127,813	126,505
Due after 10 years	45,723	44,700	36,208	36,935
Total non-MBS	9,727,356	9,738,354	11,254,084	11,248,614
MBS:
Residential PLMBS	1,880,551	1,269,399	2,059,078	1,469,055
Total	$11,607,907	$11,007,753	$13,313,162	$12,717,669

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of December 31, 2011 and 2010.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$3,847,623	$4,538,632
Variable	5,879,733	6,715,452
Subtotal	9,727,356	11,254,084
MBS:
Variable	1,880,551	2,059,078
Subtotal	1,880,551	2,059,078
Total	$11,607,907	$13,313,162

As of December 31, 2011 and 2010, the amortized cost and fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $14.4 million and $9.1 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded on our statements of operations in other income (loss) as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded on our statements of condition in AOCL as "net unrealized gain (loss) on AFS securities."
As of December 31, 2011 and 2010, 90.8% and 81.2% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable interest rate. Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps is recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the years ended December 31, 2011 and 2010, we recorded net gains of $48.6 million and $16.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $50.1 million and $17.1 million recorded in "interest income."
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 8.

Note 7—HTM Securities
 Major Security Types
 The following tables summarize our HTM securities as of December 31, 2011 and 2010.

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (3)	25,530	—	25,530	278	(5)	25,803
GSE obligations (4)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (3)	165,431	—	165,431	291	(6)	165,716
GSEs (4)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

	As of December 31, 2010
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$1,267,000	$—	$1,267,000	$13	$—	$1,267,013
Other U.S. agency obligations (3)	38,169	—	38,169	453	(9)	38,613
GSE obligations (4)	389,255	—	389,255	39,298	—	428,553
State or local housing agency obligations	3,590	—	3,590	—	—	3,590
Total non-MBS	1,698,014	—	1,698,014	39,764	(9)	1,737,769
Residential MBS:
Other U.S. agency (3)	182,211	—	182,211	277	(40)	182,448
GSEs (4)	3,312,555	—	3,312,555	41,079	(1,203)	3,352,431
PLMBS	1,339,968	(70,533)	1,269,435	6,481	(145,012)	1,130,904
Total MBS	4,834,734	(70,533)	4,764,201	47,837	(146,255)	4,665,783
Total	$6,532,748	$(70,533)	$6,462,215	$87,601	$(146,264)	$6,403,552

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	Represent the difference between fair value and carrying value.
(3)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.
(4)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $828,000 and $1.3 million of credit-related OTTI losses as of December 31, 2011 and 2010. The amortized cost of our other HTM MBS includes gross accretable premium of $25.1 million and $1.5 million, and gross accretable discount of $10.3 million and $20.0 million, as of December 31, 2011 and 2010.
During 2011 and 2010, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 6).
As of December 31, 2011 and 2010, we held $256.5 million and $384.3 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 20 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010.

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSEs	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

	As of December 31, 2010
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$1,350	$(8)	$333	$(1)	$1,683	$(9)
Total non-MBS	1,350	(8)	333	(1)	1,683	(9)
Residential MBS:
Other U.S. agency	56,804	(40)	—	—	56,804	(40)
GSEs	664,417	(1,203)	—	—	664,417	(1,203)
PLMBS	39,375	(196)	671,729	(215,349)	711,104	(215,545)
Total MBS	760,596	(1,439)	671,729	(215,349)	1,432,325	(216,788)
Total	$761,946	$(1,447)	$672,062	$(215,350)	$1,434,008	$(216,797)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of December 31, 2011 and 2010 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2011			As of December 31, 2010
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$769,989	$769,989	$770,231	$1,276,107	$1,276,107	$1,276,242
Due after one year through five years	299,737	299,737	320,624	389,255	389,255	428,554
Due after five years through 10 years	10,875	10,875	10,950	11,722	11,722	11,821
Due after 10 years	17,790	17,790	17,971	20,930	20,930	21,152
Subtotal	1,098,391	1,098,391	1,119,776	1,698,014	1,698,014	1,737,769
MBS	5,411,771	5,402,199	5,347,934	4,834,734	4,764,201	4,665,783
Total	$6,510,162	$6,500,590	$6,467,710	$6,532,748	$6,462,215	$6,403,552

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of December 31, 2011 and 2010.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
(in thousands)
Non-MBS:
Fixed	$1,069,727	$1,665,362
Variable	28,664	32,652
Subtotal	1,098,391	1,698,014
MBS:
Fixed	1,639,963	927,307
Variable	3,771,808	3,907,427
Subtotal	5,411,771	4,834,734
Total	$6,510,162	$6,532,748

Credit Risk
 A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities, are included in Note 8.

Note 8—Investment Credit Risk and Assessment for OTTI
MBS Investment Credit Risk
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
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform a cash flow analysis to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities, will be recovered. If we do not expect to recover the entire amount, the security is considered to be other-than-temporarily impaired. We then evaluate the OTTI to determine the amount of credit loss recognized in earnings, which is limited to the amount of that security's unrealized loss.
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
OTTI Credit Loss
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
At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of December 31, 2011 assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths, which vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.
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

We have engaged the FHLBank of Indianapolis to perform the cash flow analyses for our applicable PLMBS. In addition, the FHLBank of San Francisco has provided the expected cash flows for all PLMBS that are owned by two or more FHLBanks and have fair values below amortized cost. We based our OTTI evaluations on the approved assumptions and the cash flow analyses provided by the FHLBanks of Indianapolis and San Francisco, and on our independent verification of the modeled cash flows, employing the specified risk-modeling software, loan data source information, and key modeling assumptions approved by the FHLBanks.
OTTI Significant Inputs
For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2011, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings in our OTTI analysis in 2011, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Year Ended December 31, 2011						As of December 31, 2011
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
(in percentages)
Prime
2004 and prior	10.4	10.1-11.4	8.7	3.3-10.2	25.1	24.9-25.8	6.9	6.4-7.1
Total Prime	10.4	10.1-11.4	8.7	3.3-10.2	25.1	24.9-25.8	6.9	6.4-7.1
Alt-A:
2008	6.0	4.7-7.7	54.7	38.9-61.7	45.1	44.1-49.2	32.6	23.9-36.6
2007	3.0	1.5-7.7	79.1	38.0-91.2	55.4	46.1-65.8	29.9	0-43.3
2006	2.4	1.6-3.4	82.1	78.9-88.6	55.7	49.4-68.3	35.8	19.9-44.3
2005	3.7	2.1-8.2	66.1	42.9-76.8	47.2	28.5-58.8	26.1	0.2-44.9
Total Alt-A	3.2	1.5-8.2	76.9	38.0-91.2	54.1	28.5-68.3	31.9	0-44.9
Total	3.2	1.5-11.4	76.4	3.3-91.2	53.9	24.9-68.3	31.7	0-44.9

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

We recorded additional OTTI credit losses during 2011 on 43 securities identified as other-than-temporarily impaired in prior reporting periods. Four new securities were determined to be other-than-temporarily impaired during 2011. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.
The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as other-than-temporarily impaired in the period noted	$138	$4,906	$5,044
PLMBS identified as other-than-temporarily impaired in prior periods	91,038	(85,699)	5,339
Total	$91,176	$(80,793)	$10,383

	For the Year Ended December 31, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as other-than-temporarily impaired in the period noted	$11,789	$185,750	$197,539
PLMBS identified as other-than-temporarily impaired in prior periods	94,408	(84,090)	10,318
Total	$106,197	$101,660	$207,857

	For the Year Ended December 31, 2009
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified as other-than-temporarily impaired in the period noted	$203,511	$1,067,656	$1,271,167
PLMBS identified as other-than-temporarily impaired in prior periods	107,671	(29,013)	78,658
Total	$311,182	$1,038,643	$1,349,825

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded within AOCL on the statements of condition. Subsequent increases and decreases (if not an additional OTTI) in the fair value of AFS securities and transfers of other-than-temporarily impaired securities between HTM and AFS classifications are also included in AOCL. The OTTI losses recognized in AOCL related to HTM securities are accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until the security is sold or matures or there is an additional OTTI that is recognized in earnings. For the years ended December 31, 2011 and 2010, we accreted $12.8 million and $43.6 million of non-credit loss from AOCL to the carrying value of HTM securities. For the years ended December 31, 2011 and 2010, the majority of our credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings.
The following table summarizes key information as of December 31, 2011 for the PLMBS on which we have recorded OTTI charges for the year ended December 31, 2011.

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2011	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,353,314	$1,851,500	$1,251,442
Total	$40,474	$39,684	$30,112	$29,268	$2,353,314	$1,851,500	$1,251,442

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes key information as of December 31, 2011 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2011).

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.
The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the years ended December 31, 2011, 2010, and 2009. The rollforward related to the amount of credit losses on investments held by the Seattle Bank for which a portion of OTTI loss were recognized in AOCL.

	For the Years Ended December 31,
Credit Loss Component of OTTI Loss	2011	2010	2009
(in thousands)
Balance, beginning of period (1)	$424,073	$319,113	$8,693
Additions:
Credit losses on securities on which OTTI was not previously recognized	138	11,789	203,511
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (2)	91,038	94,408	107,671
Total additional credit losses recognized in period noted	91,176	106,197	311,182
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(2,020)	(1,237)	(762)
Balance, end of period	$513,229	$424,073	$319,113

(1)
The Seattle Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $293.4 million, as an adjustment to our accumulated deficit as of January 1, 2009, with an offsetting adjustment to AOCL; this amount represents non-credit losses reported in AOCL related to the adoption of this guidance.

(2)
For the years ended December 31, 2011, 2010, and 2009, “Additional OTTI credit losses for securities on which an OTTI charge was previously recognized” relates to all securities that were also previously impaired prior to January 1, 2011, 2010, and 2009.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, these losses are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of December 31, 2011:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of December 31, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of December 31, 2011, all of these gross unrealized losses are temporary.

Note 9—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.14% to 8.22% as of December 31, 2011 and 0.22% to 8.22% as of December 31, 2010. The interest rate on our AHP advances was 5.00% as of December 31, 2011 and 2010.
The following table summarizes our advances outstanding as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$43	2.50	$—	—
Due in one year or less	5,862,838	0.81	4,993,789	1.25
Due after one year through two years	1,026,056	2.57	3,027,371	1.75
Due after two years through three years	288,942	3.16	1,218,938	2.86
Due after three years through four years	990,372	3.47	308,891	3.50
Due after four years through five years	1,121,773	3.99	962,363	3.58
Thereafter	1,619,986	4.15	2,476,850	4.33
Total par value	10,910,010	2.10	12,988,202	2.33
Commitment fees	(483)		(573)
Discount on AHP advances	(3)		(9)
Premium on advances	1,907		28,480
Discount on advances	(8,272)		(5,360)
Hedging adjustments	389,160		344,702
Total	$11,292,319		$13,355,442

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of December 31, 2011 and 2010, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee generally will not be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge the symmetrical prepayment advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $3.1 billion and $3.2 billion as of December 31, 2011 and 2010. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable (i.e., floating) interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated to determine if the embedded derivative should be bifurcated from the host contract and accounted for separately. As of December 31, 2011 and 2010, we had no advances with bifurcated derivatives. We had no floating-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of December 31, 2011 and $175.0 million of floating-to-fixed interest-rate advances outstanding that had not converted to a fixed interest rate as of December 31, 2010.
The following table summarizes our advances by next put/convert date as of December 31, 2011 and 2010.

	As of	As of
Advances by Next Put/Convert Date	December 31, 2011	December 31, 2010
(in thousands)
Overdrawn demand deposit accounts	$43	$—
Due in one year or less	7,541,854	7,214,305
Due after one year through two years	1,254,556	2,971,871
Due after two years through three years	258,942	1,426,438
Due after three years through four years	823,872	268,891
Due after four years through five years	677,757	390,863
Thereafter	352,986	715,834
Total par value	$10,910,010	$12,988,202

The following table summarizes our advances by interest-rate payment terms as of December 31, 2011 and 2010.

	As of	As of
Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
(in thousands)
Fixed *
Due in one year or less	$5,488,746	$4,270,407
Due after one year	4,777,593	6,783,078
Total fixed	10,266,339	11,053,485
Variable:
Due in one year or less	374,135	723,382
Due after one year	269,536	1,211,335
Total variable	643,671	1,934,717
Total par value	$10,910,010	$12,988,202

*	Classified based on its current terms

As of December 31, 2011 and 2010, 55.7% and 76.4% of our fixed interest-rate advances were swapped to a variable interest rate.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2011 and 2010, we had $7.3 billion and $6.0 billion in total advances in excess of $1.0 billion per borrower outstanding to three and two borrowers (at the holding company level). As of December 31, 2011, our top five borrowers by holding company held 72.8% of the par value of our outstanding advances, with the top two borrowers holding 56.9% (Bank of America Corporation with 39.0% and Washington Federal, Inc. with 17.9%) and the other three borrowers each holding less than 10%. As of December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 21 months. As of December 31, 2010, the top five borrowers by holding company held 64.7% of the par value of our outstanding advances, with the top two borrowers holding 45.8% (Bank of America Corporation with 31.6% and Washington Federal, Inc. with 14.2%) and the other three borrowers each holding less than 10%. As of December 31, 2010, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 25 months.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 20 for additional information on borrowers holding 10% or more of our outstanding capital stock.
We lend to financial institutions within our district pursuant to Federal statutes, including the FHLBank Act, which requires us to hold, or have access to, sufficient collateral to secure our advances. We have policies and procedures in place to manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Should the financial condition of a borrower decline or become otherwise impaired, we may take possession of the borrower's collateral or require that the borrower provide additional collateral to us.
We do not expect to incur any credit losses on our advances. We have not provided any allowance for losses on advances because we believe it is probable that we will be able to collect all amounts due in accordance with the contractual terms of each agreement. For additional information on our credit risk on advances and allowance for credit losses, see Note 11.

Pursuant to the Consent Arrangement, we are implementing a plan for increasing advances as a percentage of the Seattle Bank's total assets and are remediating issues relating to our collateral and credit-risk management policies. For example, effective May 23, 2011, for pledged loan collateral for which we previously relied on the unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. The changes are intended to ensure the continued adequacy of collateral pledged in support of Seattle Bank advances and the ongoing safety and soundness of the cooperative. For further discussion of the Consent Arrangement, see Note 2.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $51.7 million, $74.9 million, and $10.4 million for the years ended December 31, 2011, 2010, and 2009.

Note 10—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. On July 26, 2011, we sold $1.3 billion of conventional mortgage loans and recorded a gain of $73.9 million, which is included in other income (loss) on our statements of operations. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio as of December 31, 2011 and 2010.

	As of	As of
Mortgage Loans Held for Portfolio	December 31, 2011	December 31, 2010
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$77,752	$407,176
Fixed interest-rate, long-term*, single-family	1,283,627	2,801,124
Total loan principal	1,361,379	3,208,300
Premiums	8,555	24,648
Discounts	(7,352)	(22,200)
Mortgage loans held for portfolio, before allowance for credit losses	1,362,582	3,210,748
Allowance for credit losses on mortgage loans held for portfolio	(5,704)	(1,794)
Total mortgage loans held for portfolio, net	$1,356,878	$3,208,954

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio by Collateral/Guarantee Type	December 31, 2011	December 31, 2010
(in thousands)
Government-guaranteed/insured	$118,808	$141,499
Conventional	1,242,571	3,066,801
Total loan principal	$1,361,379	$3,208,300

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
As of December 31, 2011 and 2010, approximately 76% and 87% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.).
As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 2.

Note 11—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios:

•	credit products, including our advances, letters of credit, and other products;

•	government-guaranteed or insured mortgage loans held for portfolio;

•	conventional mortgage loans held for portfolio;

•	term securities purchased under agreements to resell; and

•	term federal funds sold.
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition, and is coupled with conservative collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our members in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the FHLBank Act, which requires the FHLBanks to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Our borrowers' Seattle Bank capital stock is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. We can also require additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our credit risk from credit products.

Based upon the financial condition of the borrower, we either allow a borrower to retain physical possession of the collateral assigned to the Seattle Bank or require the borrower to specifically assign or place physical possession of the collateral with us or our safekeeping agent. We generally perfect our security interest in all pledged collateral. The FHLB Act affords any security interest granted to an FHLBank by a borrower priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a perfected security interest.
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. In recent years, due to deteriorating market conditions and pursuant to our advance agreements, we have moved a number of borrowers from blanket collateral arrangements to physical possession collateral arrangements. This type of arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. Historically, to determine the collateral value, we used the unpaid principal balance, discounted cash flows for mortgage loans, or a third-party pricing source for securities for which there is an established market. Effective May 23, 2011, for pledged loan collateral for which we previously relied on unpaid principal balance as a factor in calculating members' borrowing capacity, we now apply a market-value adjustment to the unpaid principal balance to create an estimated market value for use in the calculation. In addition, for collateral pledged by a member who is deemed to be in "critical" status by our internal credit review process, we utilize a separate internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of December 31, 2011 and 2010, we had rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions.
As of December 31, 2011 and 2010, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the years ended December 31, 2011, 2010, and 2009.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of December 31, 2011 and 2010. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of December 31, 2011 and 2010, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 21.
Mortgage Loans Held for Portfolio- Government-Guaranteed
Historically, we invested in government-guaranteed fixed interest-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA). The Seattle Bank member from which we purchased the whole mortgage loans under the MPP maintains a guarantee from the FHA regarding the mortgage loans and is responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan. Any losses from such loans are expected to be recovered from this entity. Any losses from such loans that are not recovered from this entity are absorbed by the mortgage servicers. Therefore, we have recorded no allowance for credit losses on government-guaranteed mortgage loans. Furthermore, due to the FHA's guarantee, these mortgage loans are also not placed on nonaccrual status.
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
Further, our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in PMI and LRA. These credit enhancements apply after a homeowner's equity is exhausted. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements. The LRA is a lender-specific account funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. Typically after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a master commitment contract. As established by the mortgage insurance providers, no LRA balance is required after 11 years based on the assumption that no loan losses are expected beyond eleven years due to principal paydowns and property value appreciation.
The following table presents a rollforward of the LRA for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
Lender Risk Account	2011	2010
(in thousands)
Balance, beginning of year	$12,321	$16,347
Additions	1,460	2,410
Claims	(1,766)	(48)
Scheduled distributions	(193)	(934)
Other*	(4,319)	(5,454)
Balance, end of year	$7,503	$12,321

*	Represents funds not distributed to a member as amount may be used to resolve repurchase requests. Amount has been segregated from the LRA within other liabilities on the statements of condition.
The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan programs in order to determine our best estimate of probable incurred losses. We also incorporate migration analysis, a methodology for determining the rate of default on pools of similar loans based on payment status categories such as current, 30, 60, and 90 days past due. We then estimate how many mortgage loans in these categories may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred as of the statement of condition date.

Rollforward of Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the years ended December 31, 2011 and 2010, as well as the recorded investment of such loans collectively evaluated for impairment as of December 31, 2011 and 2010. The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments, and direct write-downs. The recorded investment is not net of any valuation allowance. We had no loans individually assessed for impairment as of December 31, 2011.

	For the Years Ended December 31,
Allowance for Credit Losses	2011	2010
(in thousands)
Balance, beginning of period	$1,794	$626
Charge-offs	(14)	—
Balance, net of charge-offs	1,780	626
Provision for credit losses	3,924	1,168
Balance, end of period	$5,704	$1,794
Ending balance, collectively evaluated for impairment	$5,704	$1,794
Recorded investments of mortgage loans, collectively evaluated for impairment, end of period	$1,248,647	$3,081,580
Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of December 31, 2011 and 2010.

	As of December 31, 2011			As of December 31, 2010
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent	$28,128	$14,144	$42,272	$32,238	$18,015	$50,253
Past due 60-89 days delinquent	9,582	4,421	14,003	12,403	7,092	19,495
Past due 90 days or more delinquent	53,123	19,243	72,366	42,522	24,229	66,751
Total past due	90,833	37,808	128,641	87,163	49,336	136,499
Total current loans	1,157,814	82,245	1,240,059	2,994,417	93,959	3,088,376
Total mortgage loans	$1,248,647	$120,053	$1,368,700	$3,081,580	$143,295	$3,224,875
Accrued interest - mortgage loans	$5,514	$555	$6,069	$13,466	$661	$14,127
Other delinquency statistics:
In process of foreclosure included above (2)	$41,994	None	$41,994	$32,491	None	$32,491
Serious delinquency rate (3)	4.3%	16.0%	5.3%	1.4%	16.9%	2.1%
Past due 90 days or more still accruing interest	$3,534	$19,243	$22,777	$34,788	$24,229	$59,017
Loans on non-accrual status (4)	$52,153	None	$52,153	$7,734	None	$7,734
REO	$2,902	None	$2,902	$1,238	None	$1,238

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)	Includes mortgage loans where the decision of foreclosure has been reported.
(3)
Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class. The increase in serious delinquency rate as of December 31, 2011 compared to December 31, 2010 is primarily due to a modest increase in serious delinquencies on our conventional mortgage loans held for portfolio reflected as a percentage of our post-sale mortgage loan portfolio balance.

(4)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are short-term, and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2011 and 2010 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2011 and 2010.

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

•
Interest-rate caps and floors. In an interest-rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (floor) price. We use caps and floors to offset advance features and for asset/liability management. Caps and floors are designed as protection against the interest rate on a variable interest-rate asset or liability rising above or falling below a certain level.

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
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment and (2) in asset/liability management as either an economic or intermediary hedge.
Economic hedges are primarily used to manage mismatches between the coupon features of our assets and liabilities. For example, we may use derivatives to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of our assets or to adjust the interest-rate sensitivity of advances or investments to approximate more closely the interest-rate sensitivity of our liabilities. We review our hedging strategies periodically and change our hedging techniques or adopt new hedging strategies as appropriate.
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

We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, to bifurcate the derivative from its host contract and account for the host contract and bifurcated derivative separately. As of December 31, 2011 and 2010, we had no advances or investments with bifurcated derivatives and $10.0 million and $53.5 million of range consolidated obligations with bifurcated derivatives.
Types of Fair Value Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items include advances, mortgage loans held for portfolio, investments, and consolidated obligations.
Advances
We offer a wide variety of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed interest rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain advances can create interest-rate risk. We may use derivatives to adjust the repricing and/or option characteristics of certain advances to more closely match the characteristics of our funding. In general, fixed interest-rate advances or variable interest-rate advances with embedded options are hedged with an interest-rate exchange agreement with terms offsetting the advance's terms and options. For example, we may hedge a fixed interest-rate advance with an interest-rate swap where we pay a fixed rate of interest and receive a variable rate of interest, effectively converting the advance from a fixed to a variable rate of interest. This type of hedge is treated as a fair value hedge.
When issuing a convertible advance, we purchase an option from a member that allows us to convert the advance from a variable interest rate to a fixed interest rate or to terminate on a specified date(s). The initial interest rate on a convertible advance is lower than a comparable maturity fixed interest-rate advance that does not have the conversion feature. When we make a putable advance, we effectively purchase a put option from the member, allowing us to terminate the advance at our discretion. We generally hedge a convertible or a putable advance by entering into a cancellable interest-rate exchange agreement with a variable interest rate based on a market index, typically LIBOR. The swap counterparty can cancel the interest-rate exchange agreement on the put dates, which would normally occur in a rising interest-rate environment, at which time we would generally terminate the advance. This type of hedge is accounted for as a fair value hedge.
We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate, and floored advances, which are variable interest-rate advances with a minimum interest rate. When we make a capped or floored advance, we typically purchase an offsetting interest-rate cap or floor from a broker. This type of hedge is accounted for as a fair value hedge.
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

Investments
We invest in certificates of deposit, TLGP securities, U.S. agency and GSE obligations, the taxable portion of state or local housing finance agency securities, and U.S. agency and GSE MBS, which are classified as AFS or HTM securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of callable and non-callable debt issuance and derivatives. Certain AFS securities have been designated in fair value hedges. Any other derivatives that are associated with other AFS or all HTM securities are considered economic hedges and are accounted for as freestanding derivatives.
Consolidated Obligations
We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation on behalf of the Seattle Bank, and we generally concurrently enter into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows, designed to match in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges.
This strategy of issuing bonds while simultaneously entering into derivatives enables us to offer a wider range of advances to our members and may raise funds at lower costs than would otherwise be available through the issuance of simple fixed or variable interest-rate consolidated obligations. The favorable pricing of such debt depends upon the yield relationship between the bond and derivative markets. As conditions in these markets change, we may alter the types or terms of the bonds that we have issued on our behalf.
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

The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of December 31, 2011 and 2010. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments *		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statements of condition		$69,635	$147,693

	As of December 31, 2010
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,763,544	$226,753	$551,108
Interest-rate caps or floors	20,000	267	—
Total derivatives designated as hedging instruments	34,783,544	227,020	551,108
Derivatives not designated as hedging instruments:
Interest-rate swaps	53,500	563	657
Interest-rate caps or floors	200,000	—	—
Total derivatives not designated as hedging instruments	253,500	563	657
Total derivatives before netting and collateral adjustments:	$35,037,044	227,583	551,765
Netting adjustments *		(200,528)	(200,528)
Cash collateral and related accrued interest		(14,042)	(97,577)
Total netting and collateral adjustments		(214,570)	(298,105)
Derivative assets and derivative liabilities as reported on the statements of condition		$13,013	$253,660

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
The fair values of bifurcated derivatives relating to $10.0 million and $53.5 million of range consolidated obligation bonds as of December 31, 2011 and 2010 were net liabilities of $36,000 and $220,000 and are included in the carrying value of the bonds on our statements of condition and are not reflected in the tables above.

The following table presents the components of net gain (loss) on derivatives and hedging activities as presented in the statements of operations for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2011	2010	2009
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$80,679	$21,070	$(13,099)
Total net gain (loss) related to fair value hedge ineffectiveness	80,679	21,070	(13,099)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	11	15	44
Interest-rate caps or floors	—	(47)	(160)
Net interest settlements	5,240	9,992	2,733
Intermediary transactions:
Interest-rate swaps	—	—	(20)
Total net gain related to derivatives not designated as hedging instruments	5,251	9,960	2,597
Net gain (loss) on derivatives and hedging activities	$85,930	$31,030	$(10,502)
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$223	$417	$640	$(162,181)
AFS securities (3)	43,273	5,334	48,607	(69,069)
Consolidated obligation bonds	246,682	(215,213)	31,469	229,742
Consolidated obligation discount notes	(827)	790	(37)	856
Total	$289,351	$(208,672)	$80,679	$(652)

	For the Year Ended December 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Fair Value Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(14,946)	$13,250	$(1,696)	$(245,798)
AFS securities (3)	7,870	9,069	16,939	(25,723)
Consolidated obligation bonds	130,802	(125,189)	5,613	251,363
Consolidated obligation discount notes	(2,142)	2,356	214	3,909
Total	$121,584	$(100,514)	$21,070	$(16,249)

	For the Year Ended December 31, 2009
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Derivatives	Net Fair Value Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$16,128	$(21,134)	$(5,006)	$(306,710)
Consolidated obligation bonds	(322,122)	311,393	(10,729)	255,719
Consolidated obligation discount notes	(10,048)	12,684	2,636	28,986
Total	$(316,042)	$302,943	$(13,099)	$(22,005)

(1)	These amounts are reported in other income (loss).
(2)	The net interest effect on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.
(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the years ended December 31, 2011 and 2010, we recorded net gains of $48.6 million and $16.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $50.1 million and $17.1 million recorded in "interest income."

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
The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of December 31, 2011 and 2010.

	As of	As of
Credit Risk Exposure	December 31, 2011	December 31, 2010
(in thousands)
Total net exposure at fair value (1)	$100,235	$27,055
Less: Cash collateral held	30,600	14,042
Positive exposure after cash collateral	69,635	13,013
Less: Other collateral (2)	47,768	—
Exposure, net of collateral	$21,867	$13,013

(1)	Includes net accrued interest receivable of $21.8 million and $34.3 million as of December 31, 2011 and 2010.
(2)	Primarily U.S. Treasury securities, measured at fair value. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating is lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2011 and 2010 was $202.8 million and $351.2 million, for which we posted collateral of $55.1 million and $98.4 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $77.4 million and $120.1 million of collateral to our derivative counterparties as of December 31, 2011 and 2010.
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
On August 5, 2011, S&P lowered its U.S. long-term sovereign credit rating from “AAA” to “AA+” and, on August 8, 2011, lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook. The S&P rating downgrade did not impact our collateral delivery requirements because the Seattle Bank was already rated "AA+" with a negative outlook. S&P's actions did not affect the short-term "A-1+" ratings of the FHLBank Systems' or Seattle Bank's short-term debt issues.
On August 12, 2011, Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative.

Note 13—Deposits
We offer demand and overnight deposit and term deposit programs to our members and to other eligible depositors. In addition, we offer short-term interest-bearing deposit programs to members.
Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on deposits for the years ended December 31, 2011 and 2010 were 0.03% and 0.08%.
The following table details our deposits as of December 31, 2011 and 2010.

	As of	As of
Deposits	December 31, 2011	December 31, 2010
(in thousands)
Interest bearing:
Demand and overnight	$274,643	$300,380
Term	12,372	202,407
Total interest bearing	287,015	502,787
Total deposits	$287,015	$502,787
The aggregate amount of term deposits with a denomination of $100,000 or more was $12.1 million and $202.3 million as of December 31, 2011 and 2010.

Note 14—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are issued through the Office of Finance as the FHLBanks' agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
Although each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $691.9 billion and $796.4 billion as of December 31, 2011 and 2010. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage loans that have any guaranty, insurance, or commitment from the United States, or any U.S. agency; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2011 and 2010.
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
Because each FHLBank seeks to manage its market risk within its risk management framework, the opportunity to acquire debt from other FHLBanks on favorable terms is generally limited. If an FHLBank is primarily liable for a type of consolidated obligation bond with terms that do not meet its risk management objectives, it may inquire whether any other FHLBank requires the particular type of consolidated obligation. For example, if an FHLBank has ten-year non-callable consolidated obligation bonds in excess of the advances or mortgage loans that it funded with the proceeds because a portion of the related advances or mortgage loans was repaid, it may inquire whether any other FHLBank requires this type of consolidated obligation bond. If the current yield on the bond is attractive, the second FHLBank may enter into a transfer transaction with the first FHLBank rather than having the Office of Finance issue additional ten-year non-callable debt on its behalf. Our ability to acquire transferred debt depends entirely upon circumstances at other FHLBanks and, therefore, we cannot predict when this funding alternative will be available to us.

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
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$12,349,000	0.76	$15,713,795	0.64
Due after one year through two years	2,902,225	2.18	3,384,000	2.24
Due after two years through three years	1,374,500	4.27	3,562,000	2.24
Due after three years through four years	1,160,160	1.85	2,197,500	3.20
Due after four years through five years	1,416,500	2.17	2,615,160	1.61
Thereafter	3,677,610	4.05	4,830,110	3.94
Total par value	22,879,995	1.82	32,302,565	1.73
Premiums	5,706		8,614
Discounts	(15,970)		(20,528)
Hedging adjustments	350,891		188,564
Fair value option valuation adjustments	(26)		—
Total	$23,220,596		$32,479,215

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of December 31, 2011 and 2010, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $968.0 million and $988.0 million and original discount of $19.3 million and $18.4 million. We recorded net discount accretion of $2.1 million, $2.2 million, and $2.1 million for the years ended December 31, 2011, 2010, and 2009 on the transferred consolidated obligations. We transferred no consolidated obligation bonds to other FHLBanks during the years ended December 31, 2011 or 2010.
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
As of December 31, 2011 and 2010, 81.4% and 94.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate and 0.9% and 0.5% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.

Our consolidated obligation bonds outstanding consisted of the following as of December 31, 2011 and 2010.

	As of	As of
Par Value of Consolidated Obligation Bonds	December 31, 2011	December 31, 2010
(in thousands)
Non-callable	$13,998,770	$21,156,565
Callable	8,881,225	11,146,000
Total par value	$22,879,995	$32,302,565

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of December 31, 2011 and 2010.

	As of	As of
Term-to-Maturity or Next Call Date	December 31, 2011	December 31, 2010
(in thousands)
Due in one year or less	$17,040,225	$23,229,795
Due after one year through two years	2,196,000	3,779,000
Due after two years through three years	1,049,500	1,847,000
Due after three years through four years	430,160	952,500
Due after four years through five years	256,500	430,160
Thereafter	1,907,610	2,064,110
Total par value	$22,879,995	$32,302,565

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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of December 31, 2011 and 2010.

	As of	As of
Interest-Rate Payment Terms	December 31, 2011	December 31, 2010
(in thousands, except percentages)
Fixed	$19,729,995	$23,431,565
Step-up	2,090,000	4,380,000
Variable	850,000	4,250,000
Capped variable	200,000	200,000
Range	10,000	41,000
Total par value	$22,879,995	$32,302,565

Certain types of our consolidated obligations bonds, including those with step-up or range interest-payment terms, contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value and included in the carrying value of the applicable consolidated obligation bond, and accounted for as a stand-alone derivative instrument as part of an economic hedge. As of December 31, 2011 and 2010, we had $10.0 million and $53.5 million (of which $41.0 million were settled and $12.5 million were unsettled) of range consolidated obligations with bifurcated derivatives. The fair values of the bifurcated derivatives relating to these bonds were net liabilities of $36,000 and $220,000 as of December 31, 2011 and 2010 and are included in the carrying value of the bonds on our statements of condition.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of December 31, 2011 and 2010.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of December 31, 2011	$14,034,507	$14,035,213	0.03
As of December 31, 2010	$11,596,307	$11,597,293	0.16

*	Represents an implied rate.

As of December 31, 2011 and 2010, 5.3% and 4.1% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable interest rate.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $6.1 million and $9.6 million as of December 31, 2011 and 2010. The amortization of such concessions is included in consolidated obligation interest expense on our statements of operations and totaled $3.6 million, $4.9 million, and $7.1 million for the years ended December 31, 2011, 2010, and 2009.

Note 15—AHP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings after any assessment for REFCORP. Historically, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 16.
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into the Capital Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.
If an FHLBank experiences a net loss during a quarter, but still has net earnings for the year, its obligation to the AHP is calculated based on its year-to-date net earnings. If the FHLBank has net earnings in subsequent quarters, it is required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, it has no obligation to the AHP for the year because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks' aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. Aggregate contributions exceeded $100 million in 2011, 2010, and 2009.
If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such application during the years ended December 31, 2011, 2010, and 2009.
The following table summarizes our AHP liability for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
AHP Liability	2011	2010	2009
(in thousands)
AHP liability, as of January 1	$5,042	$8,628	$16,210
Subsidy usage, net	(1,238)	(5,864)	(7,582)
AHP funding	9,338	2,278	—
AHP liability, as of December 31	$13,142	$5,042	$8,628
As a result of our 2009 net loss, we recorded no AHP expense for the year ended December 31, 2009.
We had outstanding principal in AHP-related advances of $212,000, $225,000, and $1.6 million as of December 31, 2011, 2010 and 2009.

Note 16—REFCORP
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued, as applicable, in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into the Capital Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011.
Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 15 for a discussion of the AHP calculation.

The following table presents our REFCORP obligation (deferred asset) for the years ended December 31, 2011, 2010, and 2009.

	As of	As of	As of
REFCORP (Deferred Asset) Obligation	December 31, 2011	December 31, 2010	December 31, 2009
(in thousands)
Net deferred asset balance, beginning of year	$(14,552)	$(19,676)	$(19,709)
Expense	—	5,124	33
Refund	14,552	—	—
Net deferred asset balance, end of year	$—	$(14,552)	$(19,676)

Note 17—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board approved our Capital Plan, and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
December 31, 2011	$158,864	$2,641,580
December 31, 2010	$158,864	$2,639,172

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock (which is not included in permanent capital against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a non-member; or (3) withdrawal or termination of membership.

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the years ended December 31, 2011 and 2010.

	For the Years Ended December 31,
	2011		2010
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$126,454	$1,649,695	$132,518	$1,717,149
New member capital stock purchases	—	378	—	—
Existing member capital stock purchases	—	2,030	—	1,842
Total capital stock purchases	—	2,408	—	1,842
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	8,046	—	2,594
Cancellation of membership withdrawal requests	—	967	—	1,300
Rescissions of redemption requests	755	—	—	18,506
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	(2,214)	(30,341)	(5,367)	(26,533)
Redemption requests past redemption date	(5,657)	(10,436)	(697)	(65,163)
Net transfers to mandatorily redeemable capital stock	(7,116)	(31,764)	(6,064)	(69,296)
Balance, end of period	$119,338	$1,620,339	$126,454	$1,649,695

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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. For the years ended December 31, 2011 and 2010, the member activity stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s Capital Plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.

Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from unrestricted retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of December 31, 2011, we had excess capital stock of $2.0 billion, or 5.1%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
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

Mandatorily redeemable capital stock is considered capital and both restricted and unrestricted retained earnings are included when determining our compliance with regulatory requirements. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,932,768	$2,799,018	$1,981,453	$2,712,568
Total capital-to-assets ratio	4.00%	7.36%	4.00%	6.08%
Total regulatory capital	$1,607,379	$2,957,882	$1,888,319	$2,871,432
Leverage capital-to-assets ratio	5.00%	10.84%	5.00%	8.96%
Leverage capital	$2,009,223	$4,357,391	$2,360,399	$4,227,716

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

•
An FHLBank may not redeem any capital stock without approval of the Finance Agency if either the bank's board of directors, or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

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
The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.
Capital Concentration
As of December 31, 2011 and 2010, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held in aggregate 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.
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
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the years ended December 31, 2011 or 2010 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows. As of December 31, 2011 and 2010, we had $1.0 billion and $989.5 million in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of December 31, 2011 and 2010, we had $39.5 million and $32.4 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 76 and 60 as of December 31, 2011 and 2010.
Consistent with our Capital Plan, we are not required to redeem membership stock until five years after a membership is terminated or we receive notice of withdrawal. However, if membership is terminated due to merger or consolidation, we recalculate the merged institution's membership stock requirement following such termination and the stock may be deemed excess stock (defined as stock held by a member or former member in excess of that institution's minimum investment requirement) and may be repurchased at our discretion (subject to statutory and regulatory restrictions). We are not required to redeem activity-based stock until the later of the expiration of the notice of redemption (six months for Class A or five years for Class B) or until the activity to which the capital stock relates no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2011. The year of redemption in the table reflects the later of: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since late 2008. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval.

	As of December 31, 2011
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,196	$13,544
One year through two years	1,018	699,580
Two years through three years	—	1,771
Three years through four years	—	24,855
Four years through five years	—	82,901
Past contractual redemption date due to remaining activity (1)	556	13,128
Past contractual redemption date due to regulatory action (2)	36,756	185,462
Total	$39,526	$1,021,241

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
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of December 31, 2011 and 2010, 14 and 43 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements.
The following table shows the amount of outstanding Class B capital stock voluntary redemption requests by year of scheduled redemption as of December 31, 2011. The year of redemption in the table reflects the later of: (1) the end of the five-year redemption period, or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock. We had no Class A capital stock voluntary redemptions outstanding as of December 31, 2011.

Class B Capital Stock - Voluntary Redemptions by Date	As of December 31, 2011
(in thousands)
Less than one year	$67,511
One year through two years	45,750
Two years through three years	42,837
Three years through four years	953
Four years through five years	1,143
Total	$158,194

Joint Capital Enhancement Agreement
On February 28, 2011, the 12 FHLBanks entered into the Capital Agreement, as amended on August 5, 2011, which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation, as certified by the Finance Agency on August 5, 2011. The Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The Capital Agreement expressly provides that it will not affect the rights of an FHLBank's Class B stockholders in the retained earnings account of an FHLBank, including those rights held in the separate restricted retained earnings account of an FHLBank, as granted under the FHLBank Act. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began contributing 20% of its net income to a separate restricted retained earnings account. We contributed $24.9 million to restricted retained earnings and $59.1 million to unrestricted retained earnings in 2011.

Note 18—Employer Retirement Plans
As of December 31, 2011, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.
Qualified Defined-Benefit Multiemployer Plan
We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit pension plan. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes. However, only certain multiemployer plan disclosures are applicable for us because the Pentegra DB Plan qualifies as a multiple-employer plan under the Employee Retirement Income Security Act and the Internal Revenue Code. The plan covers substantially all of our officers and employees hired before January 1, 2004. Under the Pentegra DB Plan, contributions by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.
The Pentegra DB Plan operates on a fiscal year from July 1 to June 30 and files one Form 5500 on behalf of all of the employers participating in the plan. The Employee Identification Number for the Pentegra DB Plan is 13-5645888 and the three digit-plan number is 333. There are no collective bargaining agreements in place at the Seattle Bank.
As of the date this report was issued, the Form 5500 was not available for the 2010 Pentegra DB Plan year ended June, 30 2011. However, actual contributions made through June 30, 2011 to the Pentegra DB Plan were used to provide the preliminary percentage funded for the plan year ended June 30, 2011. Our contributions for the plan years ended June 30, 2010 and 2009 were not more than 5% of the total contributions to the Pentegra DB Plan.

The following table summarizes our net pension cost, the Pentegra DB Plan's funded status, and the Seattle Bank's funded status as of December 31, 2011, 2010, and 2009.

	As of December 31,
	2011		2010		2009
(in thousands, except percentages)
Net pension cost (1)	$4,093		$3,120		$4,359
Pentegra DB Plan funded status as of plan year end	90.0%	(2)	85.8%	(3)	93.7%	(4)
Seattle Bank's funded status as of plan year end	82.4%	(2)	82.9%	(5)	90.4%	(4)

(1)	Net pension cost for the Pentegra DB Plan charged to compensation and benefit expense for the year ended December 31.
(2)
Based on actual contributions through June 30, 2011, which is for the plan year July 1, 2010 to June 30, 2011. The percentage funded for the Pentegra DB Plan and for our percentage funded may increase because the participants are permitted to make contributions for the 2010 Pentegra DB Plan year until March 15, 2012.

(3)	Based on the 2009 Form 5500, which is for the plan year July 1, 2009 to June 30, 2010.
(4)	Based on the 2008 Form 5500, which is for the plan year July 1, 2008 to June 30, 2009.
(5)	Based on the Seattle Bank's actuarial valuation.
Qualified Defined-Contribution Retirement Plans
We offer two tax-qualified defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees' eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $645,000, $714,000, and $662,000 for the years ended December 31, 2011, 2010, and 2009. The second plan covers substantially all officers and employees hired after December 31, 2003. Our contributions to the second plan are equal to a percentage of the participating employee's eligible compensation. Contributions to the second plan were $287,000, $351,000, and $390,000 for the years ended December 31, 2011, 2010, and 2009.
Non-Qualified Supplemental Retirement Plans
We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), both defined benefit pension plans. These plans try to ensure that participants receive the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service. We have established a rabbi trust to meet future benefit obligations and current payments to beneficiaries and have no funded plan assets designated to provide supplemental retirement benefits. For the years ended December 31, 2011, 2010, and 2009, we contributed $1.9 million, $883,000, and $656,000 to the rabbi trust.
Thrift BEP
Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees' deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2011 and 2010 was $546,000 and $550,000. Operating expense includes employer match and accrued loss totaling $1,000 for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, operating expense includes a net benefit for employer match and accrued earnings of $122,000 and $172,000.
Retirement BEP
Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $2.6 million and $2.1 million as of December 31, 2011 and 2010. Operating expense includes deferred compensation and accrued earnings of $902,000, $2.6 million, and $893,000 for the years ended December 31, 2011, 2010, and 2009.

SERP
Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $1.4 million and $753,000 as of December 31, 2011 and 2010. Operating expense included deferred compensation and accrued earnings of $226,000, $287,000, and $203,000 for the years ended December 31, 2011, 2010, and 2009.
The following table summarizes our obligations and funded status of our Retirement BEP and SERP plans as of December 31, 2011 and 2010.

	As of	As of
Benefit Obligations and Funded Status of Retirement BEP and SERP	December 31, 2011	December 31, 2010
(in thousands)
Benefit obligation, January 1	$2,897	$6,134
Service cost	260	373
Interest cost	176	282
Changes in assumptions (includes discount rate)	945	81
Actuarial loss (gain)	303	(573)
Benefits paid	(44)	(3,943)
Curtailments and settlements	(550)	543
Benefit obligation, December 31	$3,987	$2,897
Funded status	$(3,987)	$(2,897)
The amounts included in “other liabilities” on our statements of condition for the Retirement BEP and SERP plans were $4.0 million and $2.9 million as of December 31, 2011 and 2010.
The following table summarizes the amounts recognized in AOCL as of December 31, 2011 and 2010.

	As of	As of
Amounts Recognized in AOCL	December 31, 2011	December 31, 2010
(in thousands)
Net actuarial loss (gain)	$622	$(79)
Prior service cost	264	959
Total	$886	$880
 The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $3.6 million and $2.3 million as of December 31, 2011 and 2010.

The components of net periodic pension cost and other amounts recognized in other comprehensive loss for our supplemental defined benefit plans were as follows for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Net Periodic Pension Cost and Other Comprehensive Loss for the Retirement BEP and SERP	2011	2010	2009
(in thousands)
Net periodic pension cost:
Service cost	$260	$373	$413
Interest cost	176	282	408
Amortization of prior service cost	62	260	267
Amortization of net (gain) loss	(3)	(84)	8
Curtailment and settlement losses	633	2,092	—
Total recognized in net periodic pension cost	1,128	2,923	1,096
Other changes in benefit obligations recognized in other comprehensive loss:
Net loss (gain)	698	(492)	(450)
Prior service cost		—	884
Net gain recognized due to settlement		(32)	—
Prior service cost recognized due to curtailment	(633)	(1,518)	—
Amortization of net loss (gain)	3	84	(8)
Amortization of prior service cost	(62)	(260)	(267)
Total recognized in other comprehensive loss	6	(2,218)	159
Total recognized in net periodic pension cost and other comprehensive loss	$1,134	$705	$1,255

The following table summarizes the estimated net actuarial cost and prior service benefit that will be amortized from AOCL into net periodic benefit cost over the next fiscal year.

Estimate for the Year Ending
Estimated Amortization for the Next Fiscal Year	December 31, 2012
(in thousands)
Net actuarial gain	$23
Prior service cost	17
Total	$40

The following table summarizes the key assumptions used for the actuarial calculations to determine the benefit obligation for our Retirement BEP and SERP plans as of December 31, 2011 and 2010.

	As of	As of
Key Assumptions for Benefit Obligations	December 31, 2011	December 31, 2010
(in percentages)
Discount rate	4.27	5.61
Salary increases	4.00	4.00

The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2011, 2010, and 2009.

	For the Years Ended December 31,
Key Assumptions to Determine Net Period Benefit Costs	2011	2010	2009
(in percentages)
Discount rate	5.61	6.10	6.38
Salary increases	4.00	5.00	5.00

The 2011 and 2010 discount rates used to determine the benefit obligation of the Retirement BEP and SERP plans were determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2011 and 2010. We then solved for the single discount rate that produced the same present value.
The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2011.

Estimated Payments
(in thousands)
2012	$1,778
2013	45
2014	45
2015	79
2016	89
2017-2021	794

Note 19—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of December 31, 2011 and 2010. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values. The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table
The following table summarizes the carrying value and fair values of our financial instruments as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
Fair Values	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286	$1,181	$1,181
Deposit with other FHLBanks	15	15	9	9
Securities purchased under agreements to resell	3,850,000	3,850,012	4,750,000	4,750,000
Federal funds sold	6,010,699	6,011,076	6,569,152	6,569,165
AFS securities	11,007,753	11,007,753	12,717,669	12,717,669
HTM securities	6,500,590	6,467,710	6,462,215	6,403,552
Advances	11,292,319	11,433,290	13,355,442	13,446,495
Mortgage loans held for portfolio, net	1,356,878	1,403,940	3,208,954	3,410,897
Accrued interest receivable	64,287	64,287	86,356	86,356
Derivative assets	69,635	69,635	13,013	13,013
REFCORP deferred asset	—	—	14,552	14,552
Financial liabilities:
Deposits	(287,015)	(287,015)	(502,787)	(502,784)
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)	(11,596,307)	(11,595,831)
Bonds	(23,220,596)	(23,641,676)	(32,479,215)	(32,799,998)
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,021,887)	(1,021,887)
Accrued interest payable	(93,344)	(93,344)	(129,472)	(129,472)
AHP payable	(13,142)	(13,142)	(5,042)	(5,042)
Derivative liabilities	(147,693)	(147,693)	(253,660)	(253,660)
Other:
Commitments to extend credit for advances	(483)	(483)	(573)	(573)
Commitments to issue consolidated obligations	—	—	—	585
Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, certain consolidated obligations on which we have elected the fair value option, and rabbi trust assets (included in "other assets") at fair value on a recurring basis and certain PLMBS classified as HTM and REO at fair value on a non-recurring basis, on the statements of condition. The fair value hierarchy is used to prioritize the valuation techniques and the inputs to the valuation techniques used to measure fair value, both on a recurring and non-recurring basis, for presentation on the statements of condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
Outlined below is our application of the fair value hierarchy on our assets and liabilities measured as fair value on the statements of condition.
Level 1. Instruments for which fair value is determined from quoted prices (unadjusted) for identical assets or liabilities in active markets. We have classified certain money market funds that are held in a rabbi trust as Level 1 assets.

Level 2. Instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets and model-based techniques for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability. We have classified our derivatives, non-PLMBS AFS securities, and certain consolidated obligations on which we have elected the fair value option, as Level 2 assets and liabilities.
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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the year ended December 31, 2011.
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
Investment Securities-Non-MBS
We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market.
Investment Securities-MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use proprietary models that generally employ, but are not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Seattle Bank.
Recently, in conjunction with the other FHLBanks, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures for agency MBS and PLMBS. In addition, while the vendors' proprietary models are not accessible, we reviewed for reasonableness the underlying inputs and assumptions for a sample of securities that were priced by each vendor.
Prior to December 31, 2011, we established a price for each of our MBS using a formula that was based upon the median of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds were generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believes were not appropriate based on all available information (including those limited instances in which only one price is received), were subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that was deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.
Effective December 28, 2011, we refined our method for estimating the fair values of our MBS. Our refined valuation technique first requires the establishment of a "median" price for each security using a formula that is based upon the number of vendor prices received. If four prices are received, the middle two prices are averaged to establish a median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation, consistent with the evaluation of "outliers" as discussed below.
If three or four prices are received, the median price is compared to each of the two prices that are not used to establish the median price. Each price not used to establish the median price that is within a specified tolerance threshold of the median price is included in the "cluster" of prices that are averaged to compute a "default" price (that is, the price or prices used to establish the median price and the price or prices that are within the specified tolerance threshold are averaged to compute a default price). If only two prices are received, the median price is also the default price and each of the two prices is compared to that price. Both prices will be within the specified tolerance threshold or neither price will be within the specified tolerance threshold. Prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2011 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

The refinement to the valuation technique did not have a significant impact on the estimated fair values of our MBS as of December 31, 2011. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately as Level 3 within the fair value hierarchy.
Advances
We generally determine the fair value of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the FHLBanks financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk.
Mortgage Loans Held for Portfolio
We determine the fair value of mortgage loans using modeled prices. The modeled prices start with prices for newly issued MBS issued by U.S. GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then adjusted for differences in coupon, average loan rate, seasoning, and cash flow remittance between our mortgage loans and the referenced MBS or mortgage loans. Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us or operational parameters become more meaningful. As a result of our July 2011 sale of mortgage loans, effective July 31, 2011, we incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to current GSE underwriting standards, and delivery costs. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
Accrued Interest Receivable and Payable
The fair value approximates the carrying value.
Derivative Assets and Liabilities
The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Interest-related derivatives use the LIBOR swap curve and market-based expectations of future interest-rate volatility implied from current market prices for similar options. The fair values of our derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of our master netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.
In June 2010, we enhanced our valuation technique for determining the fair value of our interest-rate exchange agreements indexed on one-month LIBOR, replacing a less precise methodology for estimating the fair value of these instruments with a more precise methodology that incorporates a market observable basis spread adjustment into the fair value calculation. The basis spread adjustment is determined from market observable basis swap spreads. Basis swaps are interest-rate swaps whose variable interest-rate pay and receive components have different terms or are tied to different indices. Prior to this enhancement, we calculated the fair value of interest-rate exchange agreements indexed to one-month LIBOR by discounting the instruments' cash flows using the forward interest rates from the LIBOR spot curve.

In late 2008, during a time of significant volatility in the credit markets, our routine control processes identified a divergence between our model-generated fair values and counterparty values on certain of our interest-rate exchange agreements. Working jointly with PolyPaths, our third-party valuation model vendor, we determined that the divergence resulted from an increase in the basis difference between one- and three-month LIBOR, which at that point was not reflected in the valuation model. As part of our governance and monitoring processes, we continued to monitor the differences between our model-generated fair values and counterparty values to confirm that the divergence did not become material to our financial statements. In December 2009, an enhanced version of our valuation model was released by PolyPaths, which included functionality that allowed for an election to account for the basis-spread difference between one- and three-month LIBOR using a market observable basis-spread adjustment. During the first five months of 2010, we performed detailed validation testing to evaluate whether the new functionality resulted in a net overall improvement to our modeled market price estimates (i.e., the differences between model results and counterparty values were stable or decreasing), while continuing to monitor the differences between our model-generated fair values and counterparty values to confirm that the divergence did not become material to our financial statements. Our validation testing was completed during the second quarter of 2010 and we decided to implement this enhanced functionality into our valuation model for the second quarter 2010 financial reporting period. As of June 30, 2010, the notional amount of interest-rate exchange agreements indexed to one-month LIBOR totaled $9.9 billion, of which $1.3 billion were in advance hedging relationships and $8.6 billion were in consolidated obligation bond hedging relationships.
We believe this enhanced valuation technique provides a better estimate of fair value since it incorporates a more precise, market observable input into our fair value estimates. As a result of our implementation of this enhanced valuation technique, our net fair value hedge ineffectiveness of $21.1 million for the year ended December 31, 2010 reflected an $8.9 million net gain on derivatives and hedging activities related to our fair value hedges, all of which were effective as of December 31, 2011 and 2010 and have continued and are expected to continue to remain effective prospectively. We continue to monitor market conditions and their potential effects on our fair value measurements for derivatives.
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
Deposits
The fair value of a majority of our deposits are equal to their carrying value because the deposits are primarily overnight or due on demand. For the remainder of our deposits, we determine the fair values by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.
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
As of December 31, 2011, there was no spread adjustment to the CO Curve used to value the non-callable consolidated obligations carried at fair value.

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
Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of December 31, 2011 and 2010.

	As of December 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354

	As of December 31, 2010
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,469,055	$—	$—	$1,469,055	$—
TLGP securities	6,398,778	—	6,398,778	—	—
GSE obligations	4,849,836	—	4,849,836	—	—
Derivative assets (interest-rate related)	13,013	—	227,583	—	(214,570)
Other assets (rabbi trust)	297	297	—	—	—
Total assets at fair value	$12,730,979	$297	$11,476,197	$1,469,055	$(214,570)
Derivative liabilities (interest-rate related)	$(253,660)	$—	$(551,765)	$—	$298,105
Total liabilities at fair value	$(253,660)	$—	$(551,765)	$—	$298,105

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

	AFS PLMBS
	For the Years Ended December 31,
Fair Value Measurements Using Significant Unobservable Inputs	2011	2010
(in thousands)
Balance, beginning of period	$1,469,055	$976,870
Transfers from HTM to AFS securities	82,258	424,397
OTTI credit loss recognized in earnings	(89,048)	(89,239)
Unrealized gains in AOCL	34,711	371,578
Settlements	(227,577)	(214,551)
Balance, end of period	$1,269,399	$1,469,055

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of December 31, 2011 and 2010. The HTM securities shown in the tables below had carrying values prior to impairment of $27.2 million and $8.4 million as of December 31, 2011 and 2010. The tables exclude impaired securities where the carrying value is less than fair value as of December 31, 2011 and 2010. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.

The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of December 31, 2011 and 2010.

	As of December 31, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$29,268	$—	$29,268
REO	2,902	2,902	—
Total assets at fair value	$32,170	$2,902	$29,268

	As of December 31, 2010
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$8,012	$—	$8,012
REO	1,238	1,238	—
Total assets at fair value	$9,250	$1,238	$8,012

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statements of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond.
This risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value options for the year ended December 31, 2011. Prior to 2011, we had not elected the fair value option on any financial instruments.

Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	For the Year Ended December 31, 2011
(in thousands)
Balance, beginning of the period	$—
New transactions elected for fair value option	(500,000)
Net gain on financial instruments held under fair value option	26
Change in accrued interest and other	(40)
Balance, end of the period	$(500,014)

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income on the statements of operations. The changes in fair value for instruments in which the fair value option has been elected are recorded as “net gains (losses) on financial instruments held under fair value option” in the statements of operations. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds recorded under the fair value option for credit risk were necessary as of December 31, 2011.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds for which the fair value option has been elected as of December 31, 2011.

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	.	$(26)
Total	$500,000	$499,974		$(26)

The following table presents the selected data on the consolidated obligation bonds on which the fair value option has been elected for the year ended December 31, 2011.

	For the Year Ended December 31, 2011
Instruments Measured at Fair Value	Interest Expense	Net Gain on Fair Value Adjustment	Total Changes in Fair Values Included in Current Period Earnings	Effect on Credit Risk-Gain (Loss)
(in thousands)
Consolidated obligation bonds	$(40)	$26	$(14)	$—
Total	$(40)	$26	$(14)	$—

Note 20—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our Capital Plan or regulatory requirements (see Note 17 for additional information).
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

Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock, including mandatorily redeemable capital stock. We also consider entities where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria, and the same terms and conditions as other similar transactions, and we do not believe that they involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.
The following tables set forth significant outstanding balances as of December 31, 2011 and 2010, and the income effect for the years ended December 31, 2011, 2010, and 2009 with respect to related parties' transactions.

	As of	As of
Balances with Related Parties	December 31, 2011	December 31, 2010
(in thousands)
Assets:
Securities purchased under agreements to resell	$850,000	$—
Federal funds sold	—	144,000
AFS securities	2,896,588	2,986,545
HTM securities	256,505	384,255
Advances (par value)	4,458,198	4,465,420
Mortgage loans held for portfolio	1,042,159	2,806,165
Liabilities and Capital:
Deposits	4,591	6,561
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,846	725,422
Class A capital stock	2,003	4,784
AOCL - non-credit OTTI	(244,079)	(268,577)
Other:
Notional amount of derivatives	5,425,180	8,083,705

	For the Years Ended December 31,
Income and Expense with Related Parties	2011	2010	2009
(in thousands)
Income:
Advances, net *	$3,161	$21,844	$402,705
Securities purchased under agreements to resell	219	2,401	4,120
Federal funds sold	39	463	329
AFS securities	17,835	14,078	462
HTM securities	6,709	14,471	31,459
Mortgage loans held for portfolio	91,206	165,056	203,791
Mortgage loans held for sale	4,792	—	—
OTTI loss, credit portion	(53,403)	(57,612)	(136,346)
Total	$70,558	$160,701	$506,520
Expense:
Deposits	$2	$14	$22
Total	$2	$14	$22

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the years ended December 31, 2011, 2010, and 2009 totaling $48.5 million, $275.0 million, and $31.0 million, of loans to other FHLBanks with maturities ranging from one to three days. During the years ended December 31, 2011 and 2009, loans from other FHLBanks totaled $58.5 million and $332.0 million with maturities ranging from one to three days. There were no loans from other FHLBanks for the year ended December 31, 2010. Interest earned or paid on these short-term loans was not material.
In addition, as of December 31, 2011 and 2010, we had $15,000 and $9,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 14.

Note 21—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of December 31, 2011 and 2010.

	As of			As of
	December 31, 2011			December 31, 2010
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$499,043	$12,945	$511,988	$678,746
Commitments for standby bond purchases (principal)	—	—	—	44,735
Unsettled consolidated obligation bonds, at par (2)	—	—	—	347,500
Total	$499,043	$12,945	$511,988	$1,070,981

(1)	Excludes unconditional commitments to issue standby letters of credit of $22.3 million and $18.0 million as of December 31, 2011 and 2010.
(2)	As of December 31, 2010, $147.5 million were hedged with interest-rate swaps.

As of December 31, 2011, we had no unsettled interest-exchange agreements.
Standby Letters of Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit range from 31 days to 9.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" on our statements of condition and totaled $170,000 and $261,000 as of December 31, 2011 and 2010. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members, and the standby letters of credit are fully collateralized at the time of issuance. As a result, we do not consider it necessary to have an allowance for credit losses on these commitments.
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree to purchase and hold an authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. As of December 31, 2011, we had no standby bond purchase agreements outstanding. As of December 31, 2010, we had standby bond purchase agreements outstanding totaling $44.7 million.
Pledged Collateral
We generally execute interest-rate exchange agreements with large banks and major broker-dealers and enter into bilateral pledge (collateral) agreements. As of December 31, 2011, we had no securities pledged as collateral. As of December 31, 2010, we had pledged as collateral securities with a carrying value of $754,000, which could not be sold or repledged to our counterparties.

Lease Commitments
We charged to operating expenses net rental and related costs of $2.8 million, $2.5 million, and $2.5 million for the years ended December 31, 2011, 2010, and 2009. The following table summarizes our future minimum rental for operating leases as of December 31, 2011.

Future Minimum Lease Commitments (Premises)	Minimum Commitment
(in thousands)
2012	$3,359
2013	1,154
Total	$4,513

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

UNAUDITED SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Data
Quarterly supplementary financial data for each full quarter in the years ended December 31, 2011 and 2010 are included in the tables below.

	2011 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$79,915	$97,179	$94,210	$98,750
Interest expense	58,319	62,249	70,328	78,246
Net interest income before provision for credit losses	21,596	34,930	23,882	20,504
Less: Provision for credit losses	2,525	1,399	—	—
Net interest income	19,071	33,531	23,882	20,504
Net OTTI loss recognized in income	(2,881)	(311)	(65,244)	(22,740)
Other non-interest income	16,826	101,553	28,421	8,014
Total non-interest income (loss)	13,945	101,242	(36,823)	(14,726)
Non-interest expense	18,179	15,958	15,203	17,906
Income (loss) before assessments	14,837	118,815	(28,144)	(12,128)
Assessments	1,484	7,854	—	—
Net income (loss)	$13,353	$110,961	$(28,144)	$(12,128)

	2010 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$125,639	$142,264	$158,391	$148,181
Interest expense	81,704	100,393	108,488	106,671
Net interest income before provision (benefit) for credit losses	43,935	41,871	49,903	41,510
Less: Provision (benefit) for credit losses	—	—	1,596	(428)
Net interest income	43,935	41,871	48,307	41,938
Net OTTI loss recognized in income	(24,131)	(15,620)	(46,806)	(19,640)
Other non-interest (loss) income	(5,506)	2,979	21,927	776
Total non-interest loss	(29,637)	(12,641)	(24,879)	(18,864)
Non-interest expense	18,979	16,068	12,266	14,816
(Loss) income before assessments	(4,681)	13,162	11,162	8,258
Assessments (benefit)	(1,242)	3,492	2,961	2,191
Net (loss) income	$(3,439)	$9,670	$8,201	$6,067

Maturities of Member Term Deposits
The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2011 and 2010.

	As of	As of
	December 31, 2011	December 31, 2010
(in thousands)
Within three months	$9,975	$200,170
After six months but within 12 months	2,157	2,157
Total	$12,132	$202,327

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2011.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting as of December 31, 2011 is incorporated and included herein in "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2011, which immediately follows Management's Report on Internal Control Over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control of financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Governance
The Seattle Bank’s Board comprises nonmember independent directors and directors elected from member institutions, with the Housing Act requiring that two-fifths (2/5) of an FHLBank board be nonmember independent directors. Eligibility for election to the Board and continuing service on the Board are determined by Finance Agency regulations. Each director must be a citizen of the United States. Each nonmember independent director must be a bona fide resident of the Seattle Bank’s district, and each member director must be an officer or director of a Seattle Bank member institution. A nonmember independent director may not serve as an officer of any FHLBank or as a director, officer, or employee of any Seattle Bank member. At least two independent directors must also qualify as public interest directors. Public interest directors must have more than four years' experience representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management, or the law. In addition, an independent director must have knowledge or experience commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of the Seattle Bank.
On June 3, 2011, the Finance Agency completed its annual designation regarding the size and composition of directorships for the FHLBanks. As in 2011, the size of the Seattle Bank’s board of directors for 2012 has been designated at 14 directorships, including eight member directors and six independent directors.
The terms of directorship are four years, except in certain instances where a shorter term would allow for the implementation of staggered expiration of director terms so that only a percentage of the board is elected in any given year. Directors are subject to limits on the number of consecutive terms they may serve. A director who has served three consecutive full terms on the Board is not eligible for election to a term that begins earlier than two years after the expiration of the third consecutive term.
Our current Board comprises six independent directors and eight member directors. During 2011, two of the independent directors also served as public interest directors. Each of our eight member director positions is allocated to a specific state in our district (including, in the case of Hawaii, certain U.S. territories), and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. We hold elections each year for the member director positions that will become vacant at year-end. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each member director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.
Independent directors are nominated by our Board in consultation with the Seattle Bank’s Affordable Housing Advisory Council after review of candidate eligibility and qualifications. Prior to placing a name on the ballot, we submit nominee qualifications to the Finance Agency for review. Nominees are elected on a district-wide basis, with the nominee receiving the most votes being declared the winner. Nominees running unopposed must receive at least 20% of the number of votes eligible to be cast. If an unopposed nominee receives less than 20% of eligible votes, a new election must be conducted.
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

Directors
Information regarding the current directors of the Seattle Bank as of March 22, 2012 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
William V. Humphreys	64	2006	December 31, 2012	Chairman of the Board; Executive (Chair); Regulatory Oversight (Chair); Governance, Budget and Compensation
Craig E. Dahl	62	2004	December 31, 2013	Vice Chairman of the Board; Executive (Vice Chair); Regulatory Oversight (Vice Chair); Audit and Compliance (1); Financial Operations and Affordable Housing
Les AuCoin (2)	69	2007	December 31, 2012	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Marianne M. Emerson (2) (3)	64	2008	December 31, 2015	Financial Operations and Affordable Housing; Governance, Budget and Compensation; Regulatory Oversight
David J. Ferries	57	2011	December 31, 2014	Audit and Compliance; Financial Operations and Affordable Housing
Russell J. Lau	59	2005	December 31, 2013	Financial Operations and Affordable Housing (Chair); Risk (Vice Chair); Executive
James G. Livingston	46	2007	December 31, 2013	Financial Operations and Affordable Housing (Vice Chair); Audit and Compliance; Risk
Michael W. McGowan (2)	43	2012	December 31, 2015	Financial Operations and Affordable Housing; Governance, Budget and Compensation
Cynthia A. Parker (2) (3)	58	2007	December 31, 2013	Audit and Compliance (Vice Chair); Executive; Regulatory Oversight; Risk
Park Price	69	2006	December 31, 2014	Governance, Budget and Compensation (Chair); Executive; Risk
Donald V. Rhodes	76	2005	December 31, 2012	Risk (Chair); Governance, Budget and Compensation (Vice Chair); Executive; Regulatory Oversight
Jack T. Riggs, M.D. (2)	57	2004	December 31, 2014	Audit and Compliance; Governance, Budget and Compensation
David F. Wilson (2) (3)	65	2007	December 31, 2012	Governance, Budget and Compensation; Risk
Gordon Zimmerman	49	2007	December 31, 2015	Audit and Compliance (Chair); Executive; Risk

(1)
For additional information regarding the Seattle Bank's Audit and Compliance Committee, including relating to independence and audit committee financial expert, see "Part III. Item 13. Certain Relationships and Director Independence."

(2)	Independent director.
(3)	Public interest director.

The following is a biographical summary of the business experience of each of our directors as of March 22, 2012. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.

William V. Humphreys has served as a director of the Seattle Bank since 2006 and as chair since 2010. Mr. Humphreys has served as president, chief executive officer, and director of Citizens Bank, a commercial banking services provider, and Citizens Bancorp, a publicly traded bank holding company, in Corvallis, Oregon, since 1996. Mr. Humphreys currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Humphreys has served as chair of the Oregon Bankers Association, board member of the American Bankers Association, and director and chairman of the State of Oregon Banking Board. He is currently a faculty member at Oregon Bankers Association Directors College. Mr. Humphreys' position as an officer and director of a Seattle Bank member, his knowledge of community banking, and his experience in financial and balance sheet management, corporate governance, organizational leadership, risk assessment, and project development support his qualifications to serve as a member director of the Seattle Bank.
Craig E. Dahl has served as a director of the Seattle Bank since 2004 and as vice chair since 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and director of Alaska Pacific Bank, a federally chartered savings bank in Juneau, Alaska and as president and chief executive officer of Alaska Pacific Bancshares, Inc., an Alaskan corporation and holding company of Alaska Pacific Bank, since 1999. Mr. Dahl currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Dahl has served on the Government Relations Council for the American Bankers Association, and served two terms as president of the Alaska Bankers Association. Mr. Dahl's position as an officer and director of a Seattle Bank member, his experience in corporate governance and strategic planning, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Les AuCoin has served as a director of the Seattle Bank since 2007. Prior to his retirement, from 1998 to 2002, Mr. AuCoin served as the Glenn L. Jackson Professor of Political Science at Southern Oregon University. Mr. AuCoin served in the U.S. Congress for 18 years, specializing in Farmers Home Administration rural housing and HUD's Section 8 and Single Room Occupancy Housing programs. Mr. AuCoin was previously a member of the Seattle Bank’s Board from 1994 to 2000, and has served as a board member of Teton Heritage Builders Inc., a corporation specializing in home construction, since 2002. Mr. AuCoin's experience in representing community interests in housing and his expertise in the area of corporate governance, as well as his previous tenure on the Seattle Bank's Board, support his qualifications to serve as an independent director of the Seattle Bank.
Marianne M. Emerson has served as a director of the Seattle Bank since 2008. Ms. Emerson has served as chief information officer for the Seattle Housing Authority, a public corporation providing affordable housing in Seattle, Washington, since 2007. From 1982 to 2007, Ms. Emerson served in a number of information technology positions at the Federal Reserve Board in Washington, D.C., including chief information officer from 2002 to 2007. Ms. Emerson's experience in and knowledge of financial, organizational, and risk management, project development, and information technology support her qualifications to serve as a public interest director of the Seattle Bank.
David J. Ferries has served as a director of the Seattle Bank since 2011. Mr. Ferries has served as president and chief executive officer of First Federal Savings Bank, a community financial institution in Sheridan, Wyoming, since 2002. Mr. Ferries is a member of the board of directors of Forward Sheridan, Inc., an economic development organization, Northern Wyoming Community College Foundation, and Whitney Benefits Foundation Community Advisory Group. Mr. Ferries' experience in strategic planning and risk management and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Russell J. Lau has served as a director of the Seattle Bank since 2005. Mr. Lau has served as vice chairman and chief executive officer of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii, since 1998. In addition, Mr. Lau has served as president and chief executive officer of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Mr. Lau's experience in strategic planning, asset/liability management, financial analysis, and regulatory compliance, and leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.

James G. Livingston has served as a director of the Seattle Bank since 2007. Mr. Livingston has served as a senior vice president in the investments division at Zions First National Bank, a national banking association in Salt Lake City, Utah, since 2005. He previously served as director of financial research at a hedge fund and as an assistant professor of accounting at Southern Methodist University, in Dallas, Texas. Mr. Livingston's experience in and knowledge of auditing and accounting, derivatives, financial, organizational, and risk management. Mr. Livingston's experience and knowledge support his qualifications as a member director of the Seattle Bank.
Michael W. McGowan has served as a director of the Seattle Bank since January 2012. He has served as chief executive officer and chairman of DCM Limited, a global provider of business consulting and funding sources, since 1992. Mr. McGowan is currently a principal in several private sustainable resource companies, including AlgEvolve, LLC and Green Energy Corporation, a provider of software and software engineering services in Denver, Colorado, and he was the primary founder of Nova Biosource Fuels, Inc., a publicly-traded biodiesel company. Prior to entering the renewable energy sector, Mr. McGowan worked in the banking and financial management industry as a trust officer and investment manager from 1997 through 2007. Mr. McGowan was previously a member of the Seattle Bank’s Board from April 2007 to December 2008. Mr. McGowan's experience and knowledge of strategic planning and finance support his qualifications as an independent director of the Seattle Bank.
Cynthia A. Parker has served as a director of the Seattle Bank since 2007. Ms. Parker has served as president and chief executive officer of BRIDGE Housing Corporation, one of the nation’s largest developers of affordable housing, headquartered in San Francisco, California, since 2010. Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. Ms. Parker also served for six years as a director for the Federal Reserve Bank of San Francisco. Ms. Parker's experience in representing community interests in housing and knowledge of human resources and compensation practices support her qualifications to serve as a public interest director of the Seattle Bank.
Park Price has served as a director of the Seattle Bank since 2006. Mr. Price has served as chief executive officer of the Bank of Idaho, an independent community bank, since December 2009, as its president since 2003 and as a director since 1999. Mr. Price has served on the board of directors of West One Bank and on the advisory council of the Federal Home Loan Bank of San Francisco. His experience in financial and risk management and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Donald V. Rhodes has served as a director of the Seattle Bank since 2005. Mr. Rhodes has served as chairman of Heritage Financial Corporation, a publicly-traded bank holding company in Olympia, Washington, since 1997, as its chief executive officer between 1997 and 2007, and as its president between 1997 and 2005. In addition, Mr. Rhodes has served as chairman of Central Valley Bank and Heritage Bank since 1997 and served as chief executive officer of Central Valley Bank from 1997 to 2007. Both Central Valley Bank and Heritage Bank are wholly-owned subsidiaries of Heritage Financial Corporation. Mr. Rhodes' knowledge of finance and accounting and operational and risk management support his qualifications to serve as a member director of the Seattle Bank.
Jack T. Riggs, M.D. has served as a director of the Seattle Bank since 2004. Dr. Riggs has also served as chief executive officer of Pita Pit, Inc. and Pita Pit USA, Inc., a restaurant chain, since 2005. From 1981 to 2008, Dr. Riggs was a partner in the Northern Idaho Medical Care Centers, PLLC, an urgent-care medical practice. From 2001 to 2003, Dr. Riggs served as Lieutenant Governor of Idaho. Dr. Riggs' knowledge of and experience in financial and organizational management and project development support his qualifications to serve as an independent director of the Seattle Bank.
David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has served as chief executive officer of Wilson Construction LLC, a residential construction company in Sun Valley, Idaho, since 1997. He has served as chairman of the Idaho Housing and Finance Association since 2009 and as a commissioner since 1995. Mr. Wilson is currently the National Association of Home Builders' senior life director and the vice chairman of the Home Building Industry Disaster Relief Fund. Mr. Wilson's experience in representing community interests in housing, support his qualifications to serve as a public interest director of the Seattle Bank.

Gordon Zimmerman has served as a director of the Seattle Bank since 2007. Mr. Zimmerman has served as the president and a director of Community Bank, Inc., a community financial institution in Ronan, Montana, and Montana Community Banks, Inc., the holding company of Community Bank, Inc., since 2003. From 1998 to 2003, he served as chief financial officer, president, and a board member of Pend Oreille Bank in Sandpoint, Idaho. Mr. Zimmerman's involvement in and knowledge of finance and accounting, asset/liability management, and corporate governance support his qualifications to serve as a member director of the Seattle Bank.
Executive Officers
The following table sets forth information about the executive officers of the Seattle Bank as of March 22, 2012.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Michael L. Wilson	55	President and Chief Executive Officer	2012
Vincent L. Beatty	52	Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer	2004
Christina J. Gehrke	47	Senior Vice President, Chief Accounting and Administrative Officer	1998
Mike E. Brandeberry	61	Senior Vice President, Chief Counsel and Corporate Secretary	2010
Lisa A. Grove	48	Senior Vice President, Director of Auditing	2004
John F. Stewart	40	Senior Vice President, Chief Risk Officer	2010

Michael L. Wilson has served as president and chief executive officer of the Seattle Bank since January 2012. Previously, Mr. Wilson served as executive vice president and chief business officer of the Federal Home Loan Bank of Des Moines from 2006 to 2012. From 1994 to 2006, Mr. Wilson served in a number of leadership roles at the Federal Home Loan Bank of Boston, including senior executive vice president and chief operating officer from 1999 to 2006. Prior to joining the Federal Home Loan Bank of Boston, Mr. Wilson served as director of the Office of Policy and Research at the Finance Board in Washington, D.C. Mr. Wilson is one of the Seattle Bank representatives on the Council of Federal Home Loan Banks and also serves on the board of directors of the Office of Finance.
Vincent L. Beatty has served as senior vice president, chief financial officer and acting chief operating officer of the Seattle Bank since June 2011 and has served as senior vice president, chief financial officer since March 2008. Mr. Beatty served as first vice president, treasurer of the Seattle Bank from July 2005 through February 2008. From May 2004 until June 2005, Mr. Beatty served as a senior portfolio manager for the Seattle Bank. From 2001 to 2004, Mr. Beatty owned and operated Great Learning Adventures, an association dedicated to affordable tutoring services.
Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer of the Seattle Bank since March 2008. Previously, Ms. Gehrke served as senior vice president, chief accounting and administrative officer and corporate secretary from May 2007 to June 2011, as well as principal accounting officer since February 2008 and interim principal accounting officer since September 2007. From May 2006 until May 2007, Ms. Gehrke served as first vice president, director of audit. In addition, from 1998 until 2006, Ms. Gehrke served in various positions at the Seattle Bank, including vice president, audit services manager, and assistant director of audit.
Mike E. Brandeberry has served as senior vice president, chief counsel of the Seattle Bank since March 2010 and as corporate secretary since June 2011. From 2002 to 2009, he served as senior vice president and associate general counsel of Washington Mutual Bank, F.A., a financial savings bank, in Seattle, Washington. From 2001 to 2002, Mr. Brandeberry served as director of contracts for Nintendo of America, Inc., a provider of interactive entertainment in Redmond, Washington.
Lisa A. Grove has served as senior vice president, director of auditing since July 2007 and served as vice president, acting director of auditing from May 2007 to July 2007. Ms. Grove served as assistant vice president and audit services manager from May 2006 to May 2007 and as an audit project manager from 2004 to May 2006. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank, F. A. as an audit manager from 1999 to 2004.

John F. Stewart has served as senior vice president, chief risk officer of the Seattle Bank since September 2010 and served as a collateral valuation manager of the Seattle Bank from June 2010 to September 2010. From April 2009 to May 2010, Mr. Stewart served as a risk management and valuation consultant at Moss Adams LLP, a regional accounting and consulting firm in Seattle, Washington. From 2002 to March 2009, Mr. Stewart served as senior vice president responsible for enterprise-wide BASEL II compliance and economic capital management at Washington Mutual Bank, F.A.
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

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) provides information about the Seattle Bank's 2011 compensation program for our named executive officers, and includes a discussion and analysis of the Seattle Bank's executive compensation philosophy and objectives, the process used to set executive compensation, and each element of compensation provided to our named executive officers during 2011.
Our named executive officers shown in our 2011 Summary Compensation Table are:

•	Steven R. Horton, former Acting President and Chief Executive Officer, who retired from the Seattle Bank in November 2011

•	Vincent L. Beatty, Senior Vice President, Chief Financial Officer and Acting Chief Operating Officer

•	Christina J. Gehrke, Senior Vice President, Chief Accounting and Administrative Officer

•	Mike E. Brandeberry, Senior Vice President, Chief Counsel and Corporate Secretary

•	John F. Stewart, Senior Vice President, Chief Risk Officer
Effective January 30, 2012, Michael L. Wilson became the Seattle Bank's President and Chief Executive Officer.
Compensation Philosophy and Objectives
The Seattle Bank is committed to providing a compensation program that enables us to attract, motivate, reward, and retain highly skilled executive officers, including our named executive officers, who are essential to the achievement of the Seattle Bank's mission and strategic goals (see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Financial Condition and Results—Seattle Bank Key Metrics"). The Seattle Bank's total compensation program generally includes base salary, annual and long-term cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits. The program is intended to be fair, market-driven, and performance-based, and to reward our executives for the quality of their stewardship in the attainment of the Seattle Bank's mission, annual and long-term business strategic goals, and Finance Agency objectives and requirements.

Compensation actions for the named executive officers are subject to prior review by the Finance Agency, whose principles on executive compensation we also incorporate into the design, implementation, and review of our executive compensation policies and practices.
In September 2010, the Governance, Budget and Compensation Committee of the Board (GBC Committee) retained Pearl Meyer & Partners (Pearl Meyer), a compensation consulting firm, to conduct an independent and in-depth analysis of the Seattle Bank's overall compensation program. The goals of this analysis were to ensure that the compensation program for our executives is aligned with the strategic objectives of the Seattle Bank, satisfies the principles and objectives of the Finance Agency, and complies with the requirements outlined in the Consent Arrangement (as described in Note 2 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.")
As a result of this analysis by Pearl Meyer, we made substantial changes to the operation and structure of our incentive compensation plans for 2011. We focused annual awards on the accomplishment of the Consent Arrangement requirements and Seattle Bank strategic objectives and refocused long-term awards on the achievement of longer-term performance outcomes. Awards under the incentive plans may be reduced in whole or in part as a result of a failure to satisfy key objectives important for compliance with the Consent Arrangement and achievement of our strategic objectives. In addition, we made adjustments to our peer groups used for benchmarking 2011 executive compensation. Following Pearl Meyer's recommendations, peer companies were refined by excluding the New York, San Francisco, and Atlanta FHLBanks from the FHLBank peer group and increasing the asset size of the diversified financial services firms (excluding large investment banks and the Federal Reserve Banks) to $25 billion and above.
The changes to our incentive compensation structure in 2011 for our executive officers were reviewed and approved by the Board in March 2011 and received a non-objection from the Finance Agency in October 2011. The Board approved the 2011 executive annual and long-term incentive compensation plans in November 2011, which were retroactive to January 1, 2011.
Compensation Oversight
Board, GBC Committee, and President and Chief Executive Officer Oversight
The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s overall compensation philosophy and objectives, while promoting accountability and transparency in the process of setting compensation. The GBC Committee is responsible for overseeing our compensation and benefits program. In carrying out their responsibilities, the Board and the GBC Committee may rely on the assistance and advice of our management and other advisors as needed.

With respect to 2011 compensation, the following table summarizes the responsibilities with regard to the Seattle Bank’s executive compensation and benefits program and the party or parties responsible for each task.

Task	Board	GBC Committee	President and Chief Executive Officer
Establishes overall structure of the Seattle Bank's compensation and benefit program (i.e., the compensation program's three components of base salary, incentive compensation, and retirement and related benefits)
X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide incentive goals and targets		X
Approves bank-wide incentive goals, targets, and payout percentages under incentive programs	X
Establishes individual performance goals and evaluates individual performance		For President and Chief Executive Officer (1)	For Other Executive Officers (2)
Recommends base salary and merit increases		For President and Chief Executive Officer (1)	For Other Executive Officers (2)
Approves merit increases or other base salary adjustments and changes to other compensation benefit packages	For President and Chief Executive Officer	For Other Executive Officers (2)

(1)	Prior to 2011, this responsibility fell under Executive Committee oversight.
(2)	"Other Executive Officers” refers to our executive officers, including our named executive officers, other than our president and chief executive officer and our director of auditing.
Finance Agency Oversight
The Finance Agency provides oversight of the FHLBanks' executive officer compensation. In addition, Finance Agency guidance sets forth certain principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at an FHLBank should be reasonable and comparable to that of similar positions at comparable financial institutions and consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency, which included specific requirements regarding executive compensation, including that the Seattle Bank:

•	Not pay executive officers any incentive-based compensation awards without the Finance Agency's prior written approval;

•
Develop and submit to the Finance Agency for review and approval, and implement following Finance Agency approval, a revised executive incentive compensation plan satisfying requirements the Finance Agency may provide; and

•	Not take action regarding compensation or make a material change to the duties and responsibilities of senior management, without consultation with and non-objection from the Finance Agency.
Under the supervision of the Board, we provide compensation information to the Finance Agency on an ongoing basis in accordance with its requirements.

Compensation Benchmarking
Based on Pearl Meyer's recommendations, we used blended benchmark data from the following two primary peer groups in setting reasonable and competitive compensation for 2011:

•	FHLBanks (excluding the New York, San Francisco, and Atlanta FHLBanks); and

•	diversified financial services firms (asset sizes of $25 billion or greater), excluding large investment banks and the Federal Reserve Banks.
McLagan Partners, Inc. (McLagan), a nationally recognized global compensation consulting firm within the financial services industry, provides the blended benchmark data of the other applicable FHLBanks and executive positions at diversified financial services firms. The diversified financial services peer group focuses on positions at large and mid-sized commercial/regional banks and financial services firms (excluding large investment banks and the Federal Reserve Banks) that are similar in scope, experience, complexity, and responsibilities to particular positions at the Seattle Bank. Beginning in 2011, the FHLBank peer group excludes the New York, San Francisco, and Atlanta FHLBanks due to the difference in assets under management, and targets selected diversified financial services firms with asset sizes of $25 billion or greater. The institutions included in the composite compensation survey provided by McLagan are shown in Appendix A at the end of this section on executive compensation; however, reliance is not placed on any single company's survey information, as only composite data is provided and reviewed by the Seattle Bank.
Total compensation for each of our named executive officers, including base salary, cash incentives, and retirement compensation, is generally set at or near the median total compensation for comparable positions in the applicable peer group, and may be adjusted above or below market as deemed appropriate in the discretion of the Board and the GBC Committee, depending upon the experience, qualifications, and responsibilities of the executive officer. We believe that this level of compensation will allow us to attract, motivate, reward, and retain highly qualified executives to the Seattle Bank. Individual elements of compensation are not targeted at a particular benchmark percentage due to differences in the number and type of components included within compensation program structures in the peer groups. For example, stock grants and stock options, which are often a key element of compensation at public companies, are not available at the Seattle Bank because our stock can only be sold or purchased by our members at par value.
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
Base Salary
Base salary is a fundamental component of our executive compensation program and helps ensure that we are successful in attracting and retaining our executive officers by providing a fixed, stable source of compensation to the executive officers.
In setting base salary levels, we consider compensation data from both our peer groups (other FHLBanks and diversified financial services firms, as described above). We also consider an executive’s experience, qualifications, and responsibilities. For example, to attract and retain an executive with significant experience in a particular area of expertise, we may offer that individual a higher base salary than would be indicated by the composite market data. Further, increases to base salary may also vary between executives. For example, an executive whose total compensation is below the relevant market-based total compensation of individuals in similar positions may receive a larger adjustment to compensation than another executive whose total compensation is at or above his or her relevant market-based total compensation.

Base salary adjustments are generally considered at least annually as part of the year-end annual performance review process and also may be considered at other times during the year in recognition of an employee's promotion or an increase in responsibilities. Following the annual year-end performance review process for 2010, the GBC Committee reviewed estimated market compensation for each of the named executive officers' positions that included base pay, incentive compensation, and total compensation at the 50th percentile. Following the review, and taking into account the Seattle Bank's financial condition and results of operations, the GBC Committee opted to maintain the existing salaries for the named executive officers for 2011.The base salaries of certain named executive officers, however, were adjusted during 2011 as the result of increased job responsibilities during the year. In June 2011, Mr. Beatty assumed the role of acting chief operating officer, in addition to retaining his duties as chief financial officer. In recognition of the additional duties and responsibilities, Mr. Beatty was recommended for an additional base salary of $3,000 per month, effective for the months in which he serves as acting chief operating officer. In June 2011, Mr. Brandeberry was appointed corporate secretary and was recommended for an adjustment to his annual base salary of 3.5% (or $8,225). In November 2011, the base salary increases for Messrs. Beatty and Brandeberry were reviewed and approved by the GBC Committee, and in December, were submitted for Finance Agency non-objection. We received non-objection from the Finance Agency in March 2012. Adjusted base salaries were retroactive to June 1, 2011.
Competitive market adjustments to the 2012 base salaries of our named executive officers were approved in November 2011 by the GBC Committee and in February 2012 non-objection was received by the Finance Agency. Approved adjustments ranged from 2.8% to 5.2% and were retroactive to January 1, 2012.
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
As described above, the GBC Committee is responsible for periodically reviewing the Seattle Bank's compensation philosophy and compensation program to ensure consistency with the Seattle Bank's overall business objectives, the competitive market, the Seattle Bank's financial condition and performance, and the Finance Agency's executive compensation principles. In September 2010, after undertaking a review of the structure and terms of our compensation program for our executive officers and in connection with the Consent Arrangement and discussions with the Finance Agency, the Board and the GBC Committee determined to exclude all of our executive officers, including the named executive officers, from participation in the Seattle Bank's annual and long-term cash-based incentive compensation plans for 2010 and further determined that no long-term incentive payouts would be awarded to executive officers for the 2009-2011 and 2008-2010 performance periods under the long-term incentive plans. The only exception was that Mr. Brandeberry remained eligible for a 2010 bonus payment previously negotiated in connection with his commencement of employment in March 2010.
While no incentive amounts were payable for 2010 to the executive officers under the incentive compensation plans, the Board and the GBC Committee remained committed to providing a performance-based, at-risk compensation program to the executive officers. In connection with Pearl Meyer's analysis of the Seattle Bank's overall compensation program and resulting recommendations, the Board and the GBC Committee worked to develop and implement a total compensation program for 2011 and thereafter that:

•	Supports the strategic objectives of the Seattle Bank;

•	Motivates management by providing reasonable compensation opportunities; and

•
Meets the compensation principles, objectives, and requirements outlined by the Finance Agency, including executive compensation principles outlined in the Finance Agency's Advisory Bulletin 2009-AB-02.

Based on Pearl Meyer's recommendations, the Board approved new executive annual and long-term incentive compensation plans. The plans contain the following differences from our prior executive incentive compensation plans:

•	Eligibility:

•
Due to the ability of our executive officers to more directly affect the financial condition and operations of the Seattle Bank, executive officers and staff each participate in separate incentive plans with differing award conditions and opportunities.

•	Award Determinations:

•
Award amounts under the annual incentive compensation plan are focused on achievement of bank-wide performance measures and no longer take into account the level of achievement of pre-established individual performance measures (although participants must achieve overall satisfactory performance during the applicable performance period to receive an award amount).

•	Awards may be reduced in part or in whole for all or selected executive officers for non-achievement of specific key objectives (See "—Other Key Objectives," described further below).

•
To the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period, earned amounts may now be determined up to target achievement (applicable to the long-term incentive plan only).

•	Award Conditions:

•	Awards can be earned, up to specified limits, upon achievement of threshold performance on all or a portion of applicable bank performance measures during the relevant performance period.

•
Satisfactory individual performance, based on an assessment against six dimensions of performance, must be achieved in order to receive a payout, even if some or all bank-wide performance measures are achieved at or above threshold levels.

•
Payment of earned awards will be deferred until the Seattle Bank has the ability to repurchase stock (or redeem stock under the long-term incentive plan). As determined by the Board, with respect to the annual incentive plan, having the "ability" means meeting, and maintaining for a 30-day period, the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement.

•
Total incentive awards payable under the annual incentive plan will not exceed 35% of the executive officers' aggregate base salaries (and, under the long-term incentive plan, 60% of the president and chief executive officer's base salary plus 45% of the other executive officers' aggregate base salaries).

•	Award Opportunity:

•
In order to emphasize greater long-term incentive opportunities over short-term opportunities and to align with Finance Agency guidance, individual award opportunities under the annual incentive compensation plan were reduced by 10% for both threshold and target achievement, and by 5% for superior achievement.

•	Performance Measures:

▪
Seattle Bank transactions that affect the retained earnings performance measures by more than $10 million (or $30 million under the long-term incentive plan) will be reviewed by the Board to determine whether the transaction should be taken into account in determining the achievement level of the performance measure and the impact on incentive compensation payments.

Annual Cash-Based Incentive Compensation Plans
Prior to 2011 we maintained the following two annual cash-based incentive compensation plans for our named executive officers: Bank Incentive Compensation Plan—Annual Plan for the President and Chief Executive Officer (Annual CEO BICP) and BICP—Annual Plan for Exempt Staff and Officers (Annual BICP), from which the president and chief executive officer was excluded from participation. However, beginning in 2011, the annual incentive plan for the president and chief executive officer and the annual incentive plan for the other executive officers were combined into one plan, the Bank Incentive Compensation Plan—Annual Executive Plan (Annual Executive Plan).
For our named executive officers, the annual cash-based incentive opportunity is based on a percentage of the executive officer’s earned base salary as of year end. Payouts under the Annual Executive Plan depend upon achievement of pre-established goals over one-year periods beginning on January 1 and ending on December 31 of a plan year. The Annual Executive Plan contains pre-established bank-wide goals that are designed to align compensation with the Seattle Bank’s strategic objectives and the principles and objectives of the Finance Agency and comply with the requirements outlined in the Consent Arrangement.
Each annual performance measure under the Annual Executive Plan requires achievement of at least a minimum, or threshold, performance level to trigger an incentive award payment for that particular performance measure. Following the end of the plan year, an award opportunity is derived by evaluating achievement of each performance measure based on results at threshold, target, or superior (or on a linear approach if performance falls between the levels), less any reductions due to non-achievement of Other Key Objectives, described in this section below. Incentive amounts are equal to the sum of the amounts payable for achievement of each performance measure, less applicable reductions. As a result, if one performance measure is not achieved at threshold, a payment may still be made with respect to the other performance measures for which at least threshold performance is achieved. Once earned, all incentive award payments for the named executive officers will be deferred until the Seattle Bank meets and maintains for a 30-day period the financial performance thresholds for capital stock repurchase as prescribed in the Consent Arrangement, subject to Finance Agency non-objection. In addition, no incentive award will paid to any named executive officer who does not achieve satisfactory individual performance during the year, even if one or all bank-wide performance measures have been achieved. Evaluations of satisfactory individual performance are assessed on a qualitative basis against the following six dimensions: (1) operating metrics; (2) risk management; (3) external relations; (4) leadership; (5) strategy and vision; and (6) people and management.
A participating executive officer must be in the employ of the Seattle Bank until the pay period in which the applicable incentive amounts are paid to receive any annual incentive award for the period. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the annual incentive period. Payment of earned plan awards to executive officers will be deferred until the repurchase requirements outlined under the Consent Arrangement have been met and maintained for a 30-day period.
For 2011, all our named executive officers were eligible to participate in the Annual Executive Plan, except Mr. Horton, who retired in 2011. Based on Pearl Meyer's recommendations, the Board and the GBC Committee approved 2011 bank-wide performance measures for the Annual Executive Plan. The performance measures were driven by the requirements provided in the Consent Arrangement.

The three equally weighted performance measures and the overall achievement levels for of the performance measures for 2011 at threshold, target, and superior are detailed in the table below. Actual performance results for 2011 are also shown.

Performance Measure	Threshold	Target	Superior	2011 Performance Results
(in millions, except percentages)
Adjusted retained earnings	$81	$101	$131	$97.3 (1)
Market value of equity / par value of capital stock	73.4%	77.0%	80.1%	74.4%
Accumulated other comprehensive loss	$650	$575	$514	$611

(1)
In accordance with the Annual Executive Plan, certain transactions with an impact on retained earnings greater than $10 million will be reviewed for their impact on incentive compensation payments. In November 2011, the Board determined that the impact of the sale of mortgage loans would be excluded from the retained earnings performance measure. As a result, for incentive compensation purposes, the retained earnings performance measure excluded the impact of the gain on the sale of mortgage loans and income impact from replacement investments and included the impact of the estimated interest income from the mortgage loans that had been sold.

As indicated in the table above, each of the performance measures for 2011 was achieved at a level between threshold and target.
Other Key Objectives
In addition to the above performance measures, the Board and the GBC Committee must take into consideration the following objectives (referred to as "Other Key Objectives"), which, if not achieved, may reduce awards in part or in whole for all or selected named executive officers:

•	Lack of operational errors or omissions resulting in material revisions to financial results or information submitted to the Finance Agency.

•	Timely submissions of information to the SEC, Office of Finance, or the Finance Agency.

•	Sufficient progress made in the timely remediation of examination findings.

•	Effective management of risk and safety and soundness considerations.

•	Lack of receipt by an executive of a written warning for performance or misconduct.

•	No identification of unsafe or unsound practices in the executive officer's area of responsibility.

•	No Finance Agency examination comments regarding the performance period.

•	Determination of extraordinary circumstances.

The following table provides the total award opportunity range for the named executive officers for 2011 as a percentage of base salary and the estimated payouts based on 2011 achievement of bank-wide performance measures, including as a percentage of base salary. Due to his retirement from the Seattle Bank in November 2011, Mr. Horton was not eligible to participate in the Annual Executive Plan for 2011.

	Seattle Bank Performance (% Award Opportunities)			Estimated Payout (1)
Named Executive Officer	Threshold	Target	Superior	% Base Salary	Award Amount (2)
(in dollars, except percentages)
Vincent L. Beatty	10%	20%	35%	15.3%	$46,150
Christina J. Gehrke	10%	20%	35%	15.3%	41,457
Mike E. Brandeberry	10%	20%	35%	15.3%	36,689
John F. Stewart	10%	20%	35%	15.3%	35,190

(1)	No reductions related to Other Key Objectives were recognized for any of the payout amounts and all named executive officers received satisfactory performance ratings for 2011.
(2)
Payment of earned plan awards to executive officers is deferred until the Seattle Bank meets and maintains for a 30-day period the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement, subject to Finance Agency non-objection to the award amounts.

Long-Term Cash-Based Incentive Compensation Plan
Historically, our Long-Term Bank Incentive Compensation Plan (Long-Term BICP) was a cash-based incentive compensation plan designed to motivate and retain executive talent by providing a competitive total cash compensation package relative to the market and rewarding the named executive officers for achievement of bank-wide performance measures over a three-year performance period. Based on Pearl Meyer's recommendations, beginning in 2011, the Long-Term BICP was substantially revised and renamed the Bank Incentive Compensation Plan—Long-Term Executive Plan (Long-Term Executive Plan). Awards under the Long-Term Executive Plan have been revised to correspond with the longer-term strategic objectives defined in the Consent Arrangement:

•	Threshold - having the ability to repurchase stock (i.e., the stock transaction is initiated by the Seattle Bank at its discretion).

•	Target - having the ability to redeem stock (i.e., the stock transaction is initiated at the request of a shareholder and occurs upon expiration of the applicable statutory redemption period).

•	Superior - having the ability to pay a dividend.
A performance period under the Long-Term Executive Plan begins on January 1 of each year and continues for three consecutive years. For our named executive officers, award opportunities under our Long-Term Executive Plan are calculated as a percentage of an executive's annual base salary at the beginning of the performance period. Individual award opportunities as a percentage of the base salary in effect on January 1 of the 2011-2013 performance period are as follows:

2011-2013 Performance Period	Seattle Bank Performance (% Award Opportunities)
Named Executive Officer	Threshold	Target	Superior
Vincent L. Beatty	15%	30%	45%
Christina J. Gehrke	15%	30%	45%
Mike E. Brandeberry	15%	30%	45%
John F. Stewart	15%	30%	45%

At the end of the three-year performance period, achievement of the performance measures is evaluated against threshold, target, or superior achievement levels. The Board and the GBC Committee have the discretion to reduce plan awards for all or selected individuals in the event that the Other Key Objectives (which are the same as those applicable under the Annual Executive Plan) are not satisfactorily achieved during the performance period. No awards are paid out until after the three-year performance period has ended and the Board has approved the final payout amount, subject to Finance Agency non-objection. In addition, payment of earned plan awards to executive officers will be deferred until the Seattle Bank meets the financial performance thresholds for capital stock redemption, as prescribed in the Consent Arrangement.
In order to receive a plan award, a participating executive officer must remain in the employ of the Seattle Bank until the pay period in which the applicable plan awards are paid and achieve satisfactory individual performance over a performance period. Satisfactory individual performance is assessed against the same criteria applicable to executives under the Annual Executive Plan. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the performance period. In the event that the Seattle Bank is merged with another FHLBank at par value, the GBC Committee will be able to determine any earned amounts up to the target achievement levels as provided in the "—2011 Grants of Plan-Based Awards" table below.
Since a new performance period may be established each year, participants may participate in overlapping performance periods at one time.
Due to his retirement, Mr. Horton was not eligible to participate in the Long-Term Executive Plan for the 2011-2013 performance period.
Business Risk Assessment
The Seattle Bank believes it does not utilize compensation policies or practices that induce our executive officers and other employees to take unacceptable levels of business risk for the purpose of increasing the executives' incentive plan awards at the expense of member interests. The GBC Committee believes that the plan designs are conservative in this respect and, together with the other elements of compensation, provide checks and balances that lead to executive incentives being fully consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. In addition, the annual and long-term executive incentive plans have included and will continue to include provisions that provide that, should the Finance Agency identify an unsafe or unsound practice or condition at the Seattle Bank (and depending upon the severity of the practice or condition), a named executive officer may receive no or a limited portion of his or her award otherwise earned under the plans. The Board, in its sole discretion, may consider mitigating factors to approve such awards. To mitigate unnecessary or excessive risk taking by executive management, the Seattle Bank's executive incentive plans also contain performance thresholds that are dependent on transactions throughout the Seattle Bank, and that cannot be altered by any one individual. In addition, the Board and the GBC Committee each may exercise negative discretion in awarding amounts under the plans. As a result, the Seattle Bank believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Seattle Bank.
Retirement Plan Benefits
The Seattle Bank offers its employees, including its named executive officers, participation in one of three retirement plans, depending upon the employee’s start date. Employees who started at the Seattle Bank prior to January 1, 2004, or who were hired/rehired on or after January 1, 2004 and previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), are eligible to participate in the Pentegra DB Plan. Employees whose employment began on or after January 1, 2004, and who did not previously participate in the Pentegra DB Plan, are eligible to participate in the 401(k) Contribution Plus Savings Plan (CP Plan) or, if approved by the GBC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, which is separate from the CP Plan. We match employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees, including our named executive officers, a fair and competitive compensation package. In addition, we offer certain executive officers, including our named executive officers, supplemental retirement plans that coordinate with the defined benefit and defined contribution plans described above.
In addition to the Pentegra DB Plan, Ms. Gehrke participates in the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP), a non-qualified defined-benefit pension plan, and Mr. Horton also did so until his retirement. Because Messrs. Beatty, Brandeberry, and Stewart joined the Seattle Bank after January 1, 2004 and did not previously participate in the Pentegra DB Plan, following approval by the GBC Committee, they participate in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP.
The Retirement BEP and the SERP preserve and restore the full pension benefits for their participants that, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of the related accumulated benefits are disclosed in the “—2011 Pension Benefits” section described below.
Deferred Compensation Plan
Our named executive officers who meet the base compensation IRC threshold are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides eligible executives with an opportunity to defer into a bookkeeping account up to 25% of their base salary and annual incentive compensation plus receive employer matching contributions. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits, that, due to certain limitations under the IRC, are not payable under our 401(k) plan and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “—2011 Non-Qualified Deferred Compensation” table and accompanying narrative.
Other Benefits
We are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. We offer all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core benefits offered include medical, dental, prescription drug, vision, and long-term disability insurance, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, travel insurance, and life and accident insurance. We also may offer relocation assistance to newly hired employees who must change the location of their principal residence. We believe these benefits are market competitive and necessary to attract top quality executive officers.
Severance
We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. If eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “—Potential Payments Upon Termination or Change in Control” below. In addition, the Board may, in its discretion, approve severance benefits to an executive officer, under certain circumstances, in the event of termination of his or her employment. The Seattle Bank does not provide a “gross up” benefit with respect to any severance. Mr. Wilson, our president and chief executive officer effective January 30, 2012, has severance terms in his employment agreement that are described in the "—Employment Agreements with Management" section. No other named executive officers have employment or severance agreements with the Seattle Bank.

Although not required under an employment or severance agreement or the Board-approved severance policy, Mr. Horton was approved to receive severance pay in the form of salary continuation from the date of his November 2011 retirement through the end of 2011 and Seattle Bank-paid premiums for group health insurance through the end of 2011. In approving these severance benefits, the Board considered Mr. Horton's long tenure and service to the Seattle Bank. In consideration of the foregoing, Mr. Horton signed a general release of claims against the Seattle Bank. A non-objection to payment of such amounts was received from the Finance Agency in March 2012.

Compensation Committee Report
The GBC Committee of the Board has reviewed and discussed the CD&A for the fiscal year 2011 with management, and based on that review and discussion, the GBC Committee recommended to the Board that the CD&A be included in the Seattle Bank’s Annual Report on Form 10-K.
Governance, Budget and Compensation Committee
Park Price, Chair
Donald V. Rhodes, Vice Chair
Les AuCoin
Marianne M. Emerson
William V. Humphreys
Michael W. McGowan
Jack T. Riggs, M.D.
David F. Wilson

The following tables and accompanying narrative provide a summary of cash and certain other amounts that the Seattle Bank paid to or were earned by our named executive officers for the years ended December 31, 2011, 2010, and 2009, as applicable. It is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis." The narrative and footnotes accompanying each table are integral parts of each table.
2011 Summary Compensation Table
The following table sets forth compensation earned in the year reported by our named executive officers. Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary		Bonus	Non-Equity Incentive Plan Compensation (1)		Change in Pension Value and Non-Qualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(in dollars)
Steven R. Horton (4)	2011	$391,616		$—	$—		$1,557,435	$181,473	$2,130,524
Former Acting President and	2010	341,737		—	—		254,043	13,674	609,454
Chief Executive Officer	2009	310,421		—	56,913		44,806	23,282	435,422
Vincent L. Beatty	2011	301,637		—	46,150	(6)	193,687	17,540	559,014
Senior Vice President, Chief	2010	280,637		—	—		48,203	16,838	345,678
Financial Officer and Acting	2009	275,134		—	40,243		—	17,390	332,767
Chief Operating Officer
Christina J. Gehrke	2011	270,963		—	41,457	(6)	215,020	20,765	548,205
Senior Vice President, Chief	2010	270,963		—	—		99,952	16,376	387,291
Accounting and	2009	258,060		—	43,739		50,775	20,463	373,037
Administrative Officer
Mike E. Brandeberry	2011	239,798		—	36,689	(6)	89,797	5,875	372,159
Senior Vice President, Chief	2010	186,946	(7)	—	37,389	(5)	—	—	224,335
Counsel and Corporate
Secretary
John F. Stewart	2011	230,000		—	35,190	(6)	39,780	—	304,970
Senior Vice President, Chief	2010	103,093	(8)	—	—		—	—	103,093
Risk Officer

(1)
Amounts reported for 2011 represent amounts earned under the Annual Executive Plan, as described in the CD&A above. As discussed in the CD&A above, the executive officers did not participate in an annual or long-term incentive plan during 2010, except that Mr. Brandeberry was eligible to receive an incentive amount in connection with his offer letter. No 2010-2012 Long-Term BICP was approved for the executive officers, and no long-term incentive payouts were awarded, for the 2008-2010 performance period or the 2009-2011 performance period under the Long-Term BICP. As a result, certain amounts previously reported for 2009 as "Non-Equity Incentive Compensation" in the "Summary Compensation Table" above were reduced to reflect that payments previously provisionally determined and reported as earned, but not yet payable, would no longer be paid to the executive officers. See the Seattle Bank's Form 10-K for the fiscal year ended December 31, 2010 for additional information about the adjustments to such amounts for 2009.

(2)
Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP, as applicable. No above-market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.

(3)
Represents contributions by the Seattle Bank to the 401(k) and Thrift BEP defined contribution plans, if applicable, as well as any reportable perquisites for the named executive officers. The total value of all perquisites to a named executive officer in 2011 did not exceed $10,000, and therefore, no amount is reported above for perquisites. Amounts reported for Mr. Horton nclude a vacation payout of $115,911, severance pay of $50,403, Seattle Bank-paid premiums of $1,907 for group health insurance through the end of 2011, and contributions by the Seattle Bank of $13,252 to the 401(k) plan.

(4)	Mr. Horton retired from the Seattle Bank in November 2011. The new president and chief executive officer, Michael L. Wilson, began on January 30, 2012.
(5)
Pursuant to Mr. Brandeberry's offer letter, he was eligible to receive this amount, which represents the amount that he would have been eligible to receive had the executive officers been eligible to participate in the Annual BICP in 2010.

(6)
Payment of earned plan awards to executive officers is deferred until the Seattle Bank meets and maintains for a 30-day period the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement, subject to Finance Agency non-objection to the award amounts.

(7)	Mr. Brandeberry joined the Seattle Bank in March 2010.
(8)	Mr. Stewart initially joined the Seattle Bank in June 2010 as a collateral valuation manager. In September 2010, he was promoted to senior vice president, chief risk officer.
2011 Grants of Plan-Based Awards
The following table provides information about incentive amounts that our named executive officers could earn for 2011 under the Annual Executive Plan. The table also discloses the total estimated awards that may be earned under the Long-Term Executive Plan for the 2011-2013 performance period. Mr. Horton retired from the Seattle Bank in November 2011 and is excluded from the table since he became ineligible to participate in the plans.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name		Threshold	Target	Superior
(in dollars)
Vincent L. Beatty	Annual Executive Plan	$30,164	$60,327	$105,573
	Long-Term Executive Plan	42,096	84,191	126,287
Christina J. Gehrke	Annual Executive Plan	27,096	54,193	94,837
	Long-Term Executive Plan	40,644	81,289	121,933
Mike E. Brandeberry	Annual Executive Plan	23,980	47,960	83,929
	Long-Term Executive Plan	35,250	70,500	105,750
John F. Stewart	Annual Executive Plan	23,000	46,000	80,500
	Long-Term Executive Plan	34,500	69,000	103,500
Employment Agreements with Management
Employment Agreement with Michael L. Wilson
In January 2012, we entered into an employment agreement with Michael L. Wilson, our president and chief executive officer effective as of January 30, 2012. The initial term of the employment agreement is for two years, which can be automatically extended for successive one-year periods, unless Mr. Wilson or the Seattle Bank provides timely notice of non-extension. The employment agreement provides for an annual base salary of $570,000, unless decreased as part of a cost reduction plan applicable to the Seattle Bank's senior executive officers. Mr. Wilson is eligible to participate in the Seattle Bank's executive annual and long-term incentive compensation programs. He is also eligible to participate in the Pentegra DB Plan (due to having been a plan participant since 1994), the Retirement BEP, and the Thrift BEP.

Mr. Wilson is entitled to reimbursement of relocation expenses up to a maximum of $125,000, provided that such amount must be repaid in full in the event Mr. Wilson's employment is terminated by the Seattle Bank for cause or Mr. Wilson terminates employment without good reason prior to January 30, 2013. Half of this amount must be repaid in the event of such a termination after January 30, 2013 but prior to January 30, 2014.
If Mr. Wilson's employment is terminated by the Seattle Bank for cause or Mr. Wilson terminates employment without good reason, he is entitled to receive (1) his base salary through the date of termination, (2) accrued but unpaid awards under the incentive compensation plans in accordance with the terms of such plans, (3) accrued but unused vacation time and (4) other vested benefits under the terms of the Seattle Bank's employee benefit plans (collectively, (1)-(4) are referred to as Accrued Obligations).
If Mr. Wilson's employment is terminated by the Seattle Bank without cause or by Mr. Wilson for good reason, he is entitled to receive (1) the Accrued Obligations, (2) severance pay equal to one times his then current base salary, and (3) Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months. In the event of Mr. Wilson's termination of employment without cause or by Mr. Wilson for good reason within 12 months following a change in control, Mr. Wilson is entitled to the immediately foregoing benefits, except that severance pay will be equal to two times his then current base salary. The foregoing payments are conditional on Mr. Wilson's execution of a release of claims against the Seattle Bank in a form reasonably acceptable to the Seattle Bank. In the event of Mr. Wilson's termination of employment due to disability, he is entitled to the Accrued Obligations, plus Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months, subject to Mr. Wilson's execution of a release of claims.
No other named executive officer has an employment agreement with us.
2011 Pension Benefits
The following table provides information for each of our named executive officers regarding the actuarial present value payable as of December 31, 2011 to each named executive officer upon the normal retirement age of 65 and the years of credited service under the Pentegra DB Plan, the Retirement BEP, and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name (1)	Number of Years Credited Service (2)		Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(in dollars, except years)
Steven R. Horton	Pentegra DB Plan	22.9	(3)	$1,100,000	$—
	Retirement BEP	22.9	(3)	1,715,345	—
Vincent L. Beatty	SERP	7.4		465,344	—
Christina J. Gehrke	Pentegra DB Plan	13.4		565,000	—
	Retirement BEP	13.4		85,928	—
Mike E. Brandeberry	SERP	1.5		118,593	—
John F. Stewart	SERP	1.3		46,952	—

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

(2)
For the purposes of calculating the Retirement BEP and SERP balances for our named executive officers, we use years of credited service to determine the present value of accumulated benefit balance. For Retirement BEP participants, we use the same credited years of service in the Pentegra DB Plan. For SERP participants, credited years of service are determined based on what the credited years of service would have been had the SERP participants been eligible to join the Pentegra DB Plan. Mr. Horton joined the Retirement BEP in January 2006. Ms. Gehrke joined the Retirement BEP in January 2008. Mr. Brandeberry joined the SERP in June 2010. Mr. Stewart joined the SERP in March 2011.

(3)
Mr. Horton had an unused vacation balance at termination of approximately 380 hours which, pursuant to plan policy, was converted to three additional months of benefit and vesting service that was used in the calculation of Mr. Horton's retirement benefits.

Pentegra DB Plan
We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple-employer defined-benefit pension plan. In general, only employees who were hired by us prior to January 1, 2004, or who were hired/rehired after January 1, 2004 and previously participated in the Pentegra DB Plan are eligible to participate in the Pentegra DB Plan. Accordingly, of our current and former named executive officers, only Ms. Gehrke and Mr. Horton are eligible to participate in this plan. The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. The IRC annual compensation limit was $245,000 for 2011, and will increase to $250,000 for 2012. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan. However, neither Mr. Horton nor Ms. Gehrke has accrued benefits in excess of that limit.
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
Normal retirement benefit payments generally commence as of the first day of the month coincident with or next following the later of the participant's 65th birthday and the date the participant's employment with us or any other participating financial institution terminates. Early retirement benefit payments are available to vested participants at age

45. However, early retirement benefit payments will be reduced by 3% for each year the participant is under age 65 when benefit payments commence. If the participant has a combined age and service of at least 70 years, this reduction is only 1.5% for each year the participant is under age 65 when benefit payments commence. Ms. Gehrke is eligible for early retirement benefit payments with a 3.0% annual reduction. Mr. Horton was eligible for early retirement benefit payments with a 1.5% annual reduction. Benefits under the Pentegra DB Plan are pre-funded and are paid out of the assets of the Pentegra DB Plan.
If a participant's employment terminates prior to age 65 due to his or her disability, then the participant will be entitled to an annual disability retirement benefit under the Pentegra DB Plan in lieu of his or her normal retirement benefit. The amount of the annual disability retirement benefit will be equal to the greater of: (i) the normal retirement benefit the participant had accrued as of the date of his or her termination (unreduced for early commencement) and (ii) 30.0% of his or her average annual compensation for the five highest consecutive calendar years during the participant's years of credited service. However, in no event will the disability benefit exceed the amount of the benefit the participant would have accrued had he or she remained in our employment until age 65. This disability benefit will begin when the participant establishes that he or she is disabled and will be payable for as long as the participant remains disabled. If a participant ceases to be disabled, then his or her normal retirement benefit will be reinstated (subject to reduction for early commencement, as described above).
Retirement BEP
The Retirement BEP is a non-qualified defined-benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GBC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the current named executive officers, only Ms. Gehrke participated in the Retirement BEP as of December 31, 2011, and Mr. Horton participated until his retirement in November 2011.
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
SERP
The SERP was implemented on January 1, 2007 to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The GBC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2004 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the current named executive officers, Messrs. Beatty, Brandeberry, and Stewart participated in the SERP as of December 31, 2011.
Benefits under the SERP are calculated using the same formula used by the Pentegra DB Plan, except that limitations imposed by IRC Sections 401(a)(17) and 415 are disregarded. The Board has the authority to amend this formula for purposes of the SERP, but has not done so. SERP benefits are subject to the same graduated vesting schedule as are benefits under the Pentegra DB Plan. A participant’s SERP benefits will be paid or commence to be paid, upon the participant’s retirement or other termination of employment, in the form elected by the participant. If the participant fails to elect a form of payment, then the participant’s SERP benefits will be paid in the normal form. The normal and alternative payment forms are generally the same as those available under the Pentegra DB Plan.
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
Additional Pension Benefits
In addition to the benefits shown in the “—2011 Pension Benefits” table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66 or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. Executive officers participating in the Retirement BEP and SERP will not be paid an additional post-retirement increase each year after attaining age 66, but will instead receive an actuarial equivalent post-retirement increment built into their lump-sum payout or annuity payments.
2011 Non-Qualified Deferred Compensation
The following table provides information for our named executive officers regarding aggregate contributions by the named executive officer and by the Seattle Bank, aggregate earnings for 2011, and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. Messrs. Brandeberry and Stewart were not eligible to participate in the Thrift BEP during 2011 because their base compensation did not meet the IRC threshold and, accordingly, they are excluded from the table.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31, 2011 (3)
(in dollars)
Steven R. Horton	$—	$—	$483	$—	$80,228
Vincent L. Beatty	3,508	—	(812)	—	33,228
Christina J. Gehrke	27,521	2,032	(3,802)	—	272,766

(1)
The amounts reported in this column reflect the elective deferrals made by the named executive officers of base salary earned for 2011. These amounts are included in the compensation reported in the Salary column of the "2011 Summary Compensation Table."

(2)
The amounts reported in this column reflect matching contributions made by the Seattle Bank in 2012 for 2011 contributions. These amounts are included in the All Other Compensation column of the "2011 Summary Compensation Table."

(3)
Of the amounts in this column, the following amounts, which reflect employee and employer contributions to the plan, have also been reported in the "2011 Summary Compensation Table" for 2011, 2010, and 2009:

Name	Reported for 2011	Previously Reported for 2010	Previously Reported for 2009
(in dollars)
Steven R. Horton	$—	$—	$17,749
Vincent L. Beatty	3,508	4,292	6,878
Christina J. Gehrke	29,553	33,117	89,133

The Thrift BEP is a non-qualified, defined contribution plan under which participating executives can elect to defer up to 25% of their base salary each year. In addition, each year, participating executives are given the opportunity to elect to defer a portion of their incentive compensation that relates to the current year’s performance, but will not be paid until the following year. These elections must be received by June 30 of the current year, even though the amount of the incentive payment for that year is unknown, and will not be paid until at least the following year. Each year, after the participant has reached the annual IRC limit under the 401(k) plan, we credit the participant’s Thrift BEP account with a matching amount equal to the amount of the matching contribution that we would have made on amounts deferred by the executive under the Thrift BEP during such year had such amounts actually been deferred under our 401(k) plan without regard to applicable IRC limits. In addition, each year, each Thrift BEP participant's account is credited with notional investment earnings at the rate earned by the investments selected by the participant from the pool of investment choices offered under the 401(k) plan.
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
Because the Thrift BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as apply to our 401(k) plan, and our obligations under the Thrift BEP are general obligations of ours. The employee contribution, employer match, and pro forma earnings on the employee contributions are maintained in a rabbi trust established to segregate these assets from other assets.
Potential Payments Upon Termination or Change in Control
The information below describes the potential benefits payable to our named executive officers in the event of termination or change in control, as applicable.

Severance Policy
We provide severance benefits to eligible employees through a Board-approved policy. Provided that the following eligibility conditions are met, the Board-approved severance policy will provide the following benefits to our named executive officers:

•	one-half month’s base salary continuation per year of service, with a minimum of two months and a maximum of 12 months;

•	medical, dental, and vision coverage for the length of the salary continuation; and

•	individualized outplacement service.
An employee is eligible for severance payments under the following conditions:

•	the employee has satisfactorily completed three months of employment;

•	the employee has satisfactory performance during the course of the year as defined under our human resources policy;

•	the employee is involuntarily terminated from active employment without cause; and

•	the employee signs a separation and release agreement, which releases us from any and all claims arising out of employment with us or termination of employment.
For purposes of the severance plan, "without cause" means that the reason for termination does not relate to the employee’s performance, work habits, conduct, ability to meet job standards, or the employee’s compliance with the Seattle Bank policies, including our code of conduct.
2011 Post-Employment Compensation
The following table provides post-employment compensation information for each of our named executive officers, assuming involuntary termination without cause or a change in control as of December 31, 2011. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, and SERP as described in “—2011 Pension Benefits” and payments under the Thrift BEP described in “—2011 Non-Qualified Deferred Compensation”). Our named executive officers would not receive any other amounts or special benefits without specific Board action. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officer	Months of Severance	Severance	Months of Health & Welfare	Health & Welfare	Outplacement	Total
(in dollars, except months)
Involuntary termination without cause:
Vincent L. Beatty	3.5	$92,352	3.5	$6,673	$5,000	$104,025
Christina J. Gehrke	6.5	146,772	6.5	11,594	5,000	163,366
Mike E. Brandeberry	2.0	40,538	2.0	3,813	5,000	49,351
John F. Stewart	2.0	38,333	2.0	3,567	5,000	46,900

Mr. Horton was not eligible to receive severance under the Board-approved policy in connection with his retirement from the Seattle Bank in November 2011. In consideration of Mr. Horton's long tenure and service to the Seattle Bank, the Board approved the following amounts for Mr. Horton in connection with his termination subject to non-objection from the Finance Agency, which was received in March 2012: (1) severance amount of $50,403, equal in amount to the salary he would otherwise have received through the end of 2011 had he remained an employee and (2) Seattle Bank-paid premiums for group health insurance through the end of 2011 in the amount of $1,907. In consideration of the foregoing, Mr. Horton signed a general release of claims against the Seattle Bank.

Director Compensation
2011 Compensation
The Housing Act amended section 7(i) of the FHLBank Act, eliminating maximum limits on FHLBank director compensation and requiring approval of director compensation by the Finance Agency. Under the implementing regulations, which were first effective for 2010 director compensation, payments made to directors in compliance with pre-determined limits on annual directors’ compensation and the standards set forth in the regulations are deemed to be approved by the Finance Agency for purposes of section 7(i) of the FHLBank Act. In accordance with the revised regulations, the Seattle Bank established a formal policy in 2010 governing the compensation and expense reimbursements payable to its directors.
In connection with setting director compensation for 2011, the Council of Federal Home Loan Banks retained McLagan to review and recommend director compensation pay levels and pay structures for the FHLBanks. The study included separate analyses of director compensation for small, medium, and large asset-sized commercial banks, Fannie Mae, Freddie Mac, and the Office of Finance. The study recommended setting baseline annual compensation per director at between $75,000 and $85,000, which is slightly above the median level of the small and medium asset-sized commercial bank benchmarks, with higher compensation for the chair (between $100,000 and $125,000), and vice chair and committee chair positions (between $85,000 and $100,000). Although the recommendation was approved by the Council of Federal Home Loan Banks, our Board did not adopt the study's recommendations and elected to maintain 2011 director fees at the 2009 and 2010 levels.
Director fees are paid monthly subject to the GBC Committee’s periodic review of performance and compliance with the Seattle Bank’s director attendance guidelines. In consultation with the chair, if a director's attendance does not meet the guidelines, the GBC Committee will refer the matter to the Board with a recommendation to discontinue monthly payments or to continue monthly payments along with the basis for its recommendation. The Board shall make the final determination.
The director compensation amounts for 2011 are set forth in the table below.

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
In addition, during 2011, each director was eligible for reimbursement of approximately $1,000 to attend director training. Directors also were reimbursed for reasonable Seattle Bank-related travel expenses. We paid total director fees of $687,000 and reimbursed training and travel expenses of $162,000 for the year ended December 31, 2011. In addition, for the years ended December 31, 2011 and 2010, we incurred $6,000 and $3,000 with Moss Adams LLP for tax preparation services related to our directors' business and occupation taxes. We also paid our directors' business and occupation taxes totaling $2,000 for the years ended December 31, 2011 and 2010.
2011 Director Compensation Table
The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Total
(in dollars)
William V. Humphreys	$60,000	$60,000
Craig E. Dahl	55,000	55,000
Les AuCoin	45,000	45,000
Marianne M. Emerson	45,000	45,000
David J. Ferries	45,000	45,000
Frederick C. Kiga	45,000	45,000
Russell J. Lau	52,200	52,200
James G. Livingston	45,000	45,000
Cynthia A. Parker	45,000	45,000
Park Price	52,200	52,200
Donald V. Rhodes	52,200	52,200
Jack T. Riggs, M.D.	45,000	45,000
David F. Wilson	45,000	45,000
Gordon Zimmerman	55,000	55,000
2012 Compensation
For 2012 director compensation, the Board has elected to maintain director fees at the 2011 levels as set forth above.

Appendix A
Companies Included in the Composite Compensation Survey Provided by McLagan

ABN AMRO Securities (USA) LLC	CoBank	Lacrosse Global Fund Services	Royal Bank of Scotland
Accenture	Collins Stewart	Landesbank Baden‐Wuerttemberg	RWE Supply & Trading GmbH
Advent Software	Comerica	Lazard Freres & Co. L.L.C.	Sallie Mae
AEGON USA Investment Management LLC	Commerzbank	Lazard Middle Markets	Shell Trading
AIB Capital Markets	Crédit Agricole CIB	Leerink, Swann & Co.	Signal Hill Capital Group
AIG	Credit Industriel et Commercial	Liquidnet Holdings, Inc.	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Algorithmics	Cushman & Wakefield, Inc.	Lloyds Banking Group	Societe Generale
AllianceBernstein L.P.	D.A. Davidson & Co.	Louis Dreyfus Highbridge Energy	Southwest Securities
Ally Financial Inc.	De Lage Landen Financial Services, Inc.	M&T Bank Corporation	Standard Chartered Bank
American Express	Depository Trust & Clearing Corporation	Macquarie Bank	State Street Bank & Trust Company
Ameriprise Financial, Inc.	Dexia	Man Group plc	Sumitomo Mitsui Banking Corporation
Australia & New Zealand Banking Group	Discover Financial Services	MarketAxess	Sun National Bank
AXA Equitable	Duff & Phelps, LLC	Markit	SunTrust Banks
AXA Investment Managers	DVB Bank	McGladrey Capital Markets	SVB Financial Group
B. C. Ziegler & Co.	EDF Trading North America	Mercantil Commercebank, N.A.	TD Ameritrade
Banco Bilbao Vizcaya Argentaria	Edison Mission Group	MetLife Bank	TD Securities
Banco Santander	Exelon Corp	MF Global Inc.	The Bank Of New York Mellon
Bank of America	Fannie Mae	Mitsubishi Securities	The Bank of Nova Scotia
Bank of China	Federal Home Loan Bank of Boston	Mitsubishi UFJ Trust & Banking Corporation - USA	The CIT Group
Bank of the West	Federal Home Loan Bank of Chicago	Mizuho Capital Markets	The Hartford
Bank of Tokyo ‐ Mitsubishi UFJ	Federal Home Loan Bank of Cincinnati	Mizuho Corporate Bank, Ltd.	The Norinchukin Bank, New York Branch
BASF Corporation	Federal Home Loan Bank of Dallas	Moelis & Company Holdings LLC	The Northern Trust Corporation
Bayerische Landesbank	Federal Home Loan Bank of Des Moines	Montgomery & Co, LLC	The Options Clearing Corporation
BlackRock Financial Management, Inc.	Federal Home Loan Bank of Indianapolis	Moody's Investors Service	The Sumitomo Trust & Banking Co., Ltd.
Blackstone Group	Federal Home Loan Bank of Pittsburgh	Morgan Keegan & Company, Inc.	The Vanguard Group, Inc.
BMO Financial Group	Federal Home Loan Bank of Seattle	National Australia Bank	TIAA‐CREF
BNP Paribas	Federal Home Loan Bank of Topeka	Nationwide	Tibra Capital
BOK Financial Corporation	Fidelity Investments	Natixis	Tishman Speyer
BP Oil International Ltd.	Fifth Third Bank	Newedge	UniCredit
Branch Banking & Trust Co.	First Midwest Bank	Nomura Securities	Union Bank, N.A.
Brown Brothers Harriman & Co.	First Tennessee Bank/ First Horizon	Nord/LB	Webster Bank
Cain Brothers & Company, LLC	FitchRatings Ltd	Northwestern Mutual Life Insurance Company	Wells Fargo Bank
Capital One	Freddie Mac	NYSE Euronext	WestLB
Cargill	FTI Consulting	PayPal Division	Westpac Banking Corporation
Carval Investors	Gavilon	PNC Bank	William Blair & Company
Cerberus Capital	Harris Williams	PricewaterhouseCoopers	Zions Bancorporation
Charles Schwab & Co., Inc	Hess Corporation	Prudential Financial
Chicago Board Options Exchange	HSBC	Rabobank Nederland
Chicago Mercantile Exchange	ICAP	Ramius Capital Group
China Construction Bank	ING	Raymond, James & Associates
China International Capital Corporate	Janney Montgomery Scott Inc.	RBS GBM
China Merchants Bank	Jefferies	RBS/Citizens Bank
CIBC World Markets	JMP Securities	Regions Financial Corporation
Citadel LLC	JP Morgan	Renaissance Capital
Citigroup	KeyCorp	Robert W. Baird & Co. Inc.
City National Bank	KPMG	Royal Bank of Canada

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Seattle Bank is a member-owned financial cooperative. All of our capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a nonmember). As of December 31, 2011, the Seattle Bank had 375 shareholders holding a total of 26,415,794 shares of Class B capital stock (including 10,212,407 shares of mandatorily redeemable Class B capital stock) and 1,588,642 shares of Class A capital stock (including 395,262 shares of mandatorily redeemable Class A capital stock).

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2011.

Member Name	Class A Shares Held	Class B Shares Held	Percent of Total Outstanding Shares
(in shares, except percentages)
JPMorgan Chase Bank, N.A. *	214,762	7,507,824	27.6
1111 Polaris Parkway
Columbus, OH 43240
Bank of America Oregon, N.A.	—	6,025,828	21.5
121 Southwest Morrison Street
Portland, OR 97204
Washington Federal	—	1,498,231	5.3
425 Pike Street
Seattle, WA 98101

*	Nonmember shareholder of the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock.

The following table presents our outstanding capital stock held by members, as of December 31, 2011, with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percent of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	1,353	1,031,916	3.7
1164 Bishop Street, Suite 1000
Honolulu, HI 96813
Zions First National Bank	James G. Livingston	14,572	371,441	1.4
One South Main Street, Suite 200
Salt Lake City, UT 84111
Heritage Bank	Donald V. Rhodes	3,390	52,553	*
201 5th Avenue Southwest
Olympia, WA 98501
Alaska Pacific Bank	Craig E. Dahl	—	17,839	*
2094 Jordan Avenue
Juneau, AK 99801
First Federal Savings Bank	David J. Ferries	—	16,381	*
46 West Brundage Street
Sheridan, WY 82801
Community Bank, Inc.	Gordon Zimmerman	—	15,871	*
63239 U.S. Highway 93
Ronan, MT 59864
Citizens Bank	William V. Humphreys	719	9,046	*
275 Southwest Third Street
Corvallis, OR 97333
Bank of Idaho	Park Price	—	5,794	*
399 North Capital Avenue
Idaho Falls, ID 83402

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 977,641 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the chairman of the board of directors.

Limitations on Beneficial Ownership of Seattle Bank Capital Stock

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A beneficial owner of a security includes any person who, directly or indirectly, holds (1) voting power and/or (2) investment power over the security. Under federal law and regulations, individuals cannot own shares of FHLBank capital stock, and accordingly, no Seattle Bank director or officer owns or may own capital stock of the Seattle Bank. Furthermore, each director disclaims any beneficial ownership of all shares of capital stock of the Seattle Bank held by members with which the director is affiliated. Our members are limited in voting on the election of our Board. See “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Governance.” The maximum number of votes that a member may cast is equal to the number of shares of capital stock the member was required to hold on December 31 of the preceding year, but may not exceed the average amount of capital stock required to be held by members in the same state as of that date. Independent directors are elected by members on a district-wide basis. In addition, each member is eligible to vote for the open member director seats only in the state in which its principal place of business is located. Accordingly, none of the members listed above nor any individual director affiliated with any of such members holds significant voting power over the election of our Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Seattle Bank is a member-owned financial cooperative. All of our outstanding capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a nonmember). We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our membership. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons who are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no Board representation. All nonordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the Financial Operations and Affordable Housing Committee of the Board. See Note 20 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.
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
Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Agency’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of February 9, 2012, each of the Seattle Bank’s directors was independent under these criteria.

SEC Rules Regarding Independence
SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GBC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent under the NYSE independence standards. As of February 9, 2012, elected member directors Dahl, Humphreys, Livingston, Price, Rhodes, and Zimmerman, and elected independent directors AuCoin, Emerson, McGowan, Parker, Riggs, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.
The Board has a standing Audit and Compliance Committee and a standing GBC Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE (as well as applicable SEC) independence standards applicable for Audit and Compliance Committee members, except for director Ferries (who was not deemed independent under the NYSE independence standards), and all the GBC Committee members were independent under the NYSE independence standards applicable for compensation committee members. Further, the Board determined that director Zimmerman was an audit committee financial expert (as well as independent) within the meaning of the SEC rules, and as of February 9, 2012, was independent under NYSE independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2011 and 2010, by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2011	2010
(dollars in thousands)
Audit fees	$920	$1,012
Audit-related fees	217	237
All other fees	2	301
Total	$1,139	$1,550

Audit fees for the years ended December 31, 2011 and 2010 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements and internal control over financial reporting of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.
Audit-related fees for the years ended December 31, 2011 and 2010 were for assurance and related services and consultations with management as to the accounting treatments of specific products and transactions, as well as providing advice and support related to management's assessment of the effectiveness of internal controls affected by the Seattle Bank's outsourcing of its information technology functions.
All other fees for the years ended December 31, 2011 and 2010 were for a financial literature subscription service, and in 2010, for non-attestation advisory services related to our proposed business plan for the Finance Agency.
The Seattle Bank is exempt from all federal, state, and local taxation on income. No fees for tax-related services were paid for the years ended December 31, 2011 and 2010.
On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by the Seattle Bank’s independent registered public accounting firm. In addition, the chair and vice chair of the Audit and Compliance Committee have each been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s independent registered public accounting firm and reports any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting.
All 2011 audit fees were approved pursuant to the process described above.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
See listing of financial statement information as set forth in "Part II. Item 8" of this annual report on Form 10-K.
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

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of January 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on February 3, 2012).

10.2 *	Retirement Agreement and General Release of Claims between the Federal Home Loan Bank of Seattle and Steven R. Horton dated March 20, 2012.
10.3 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on November 28, 2011).

10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed with the SEC on November 28, 2011).

10.5 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on October 12, 2011 (see Exhibit 10.15), originally effective as of November 23, 1991, revised effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009).

10.6 *
Thrift Plan Benefit Equalization Plan of the Federal Home Loan Bank of Seattle (BEP), as amended on December 30, 2008, originally effective as of July 1, 1994, amended effective as of January 1, 2005 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2009).

10.7 *
Federal Home Loan Bank of Seattle Executive Supplemental Retirement Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on March 28, 2008).

10.8 *
Deferred Compensation Plan for the Board of Directors of the Federal Home Loan Bank of Seattle, as amended on December 3, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed with the SEC on March 30, 2009).

Exhibits (continued)

Exhibit No.	Exhibits

10.9
Office Lease Agreement between the Federal Home Loan Bank of Seattle and Fifteen-O-One Fourth Avenue LP, as amended, dated as of July 15, 1991 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 30, 2007).

10.10	Form of Advances, Security and Deposit Agreement (incorporated by reference to Exhibit 10.17 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).
10.11
Purchase Price and Terms Letter between the Federal Home Loan Bank of Seattle and Bank of America, National Association, dated August 25, 2005 (incorporated by reference to Exhibit 10.18 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

10.12
Stipulation and Consent to the Issuance of a Consent Order dated October 25, 2010, executed by the Federal Home Loan Bank of Seattle and the Federal Housing Finance Agency (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 26, 2010).

10.13
Consent Order dated October 25, 2010 issued by the Federal Housing Finance Agency to the Federal Home Loan Bank of Seattle (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on October 26, 2010).

10.14 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
10.15 *	Amendment to the Retirement Fund BEP, dated October 12, 2011.
12.1	Computation of Earnings to Fixed Charges.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Joint Capital Enhancement Agreement, as amended, entered into by each of the Federal Home Loan Banks, dated as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2	Federal Home Loan Bank of Seattle Audit Committee Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael. L. Wilson	Dated:	March 22, 2012
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 22, 2012
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

By:	/s/ Michael. L. Wilson	Dated:	March 22, 2012
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 22, 2012
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

By:	/s/ William V. Humphreys	Dated:	March 22, 2012
William V. Humphreys, Chair

By:	/s/ Craig E. Dahl	Dated:	March 22, 2012
Craig E. Dahl, Vice Chair

By:	/s/ Les AuCoin	Dated:	March 22, 2012
Les AuCoin, Director

By:	/s/ Marianne M. Emerson	Dated:	March 22, 2012
Marianne M. Emerson, Director

By:	/s/ David J. Ferries	Dated:	March 22, 2012
David J. Ferries, Director

By:	/s/ Russell J. Lau	Dated:	March 22, 2012
Russell J. Lau, Director

By:	/s/James G. Livingston	Dated:	March 22, 2012
James G. Livingston, Director

By:	/s/ Michael W. McGowan	Dated:	March 22, 2012
Michael W. McGowan, Director

By:	/s/ Cynthia A. Parker	Dated:	March 22, 2012
Cynthia A. Parker, Director

By:	/s/ Park Price	Dated:	March 22, 2012
Park Price, Director

By:	/s/ Donald V. Rhodes	Dated:	March 22, 2012
Donald V. Rhodes, Director

By:	/s/ Jack T. Riggs, M.D.	Dated:	March 22, 2012
Jack T. Riggs, Director

By:	/s/ David F. Wilson	Dated:	March 22, 2012
David F. Wilson, Director

By:	/s/ Gordon Zimmerman	Dated:	March 22, 2012
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

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of January 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on February 3, 2012).

10.2 *	Retirement Agreement and General Release of Claims between the Federal Home Loan Bank of Seattle and Steven R. Horton dated March 20, 2012.
10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 23, 2011).

10.5 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 23, 2011).

10.8 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on October 12, 2011, originally effective as of November 23, 1991 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009). Also see Exhibit 10.18 below.

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

10.17 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
10.18 *	Amendment to the Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on October 12, 2011, originally effective as of November 23, 1991.
12.1	Computation of Earnings to Fixed Charges.

LIST OF EXHIBITS (continued)

Exhibit No.	Exhibits

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
99.1
Joint Capital Enhancement Agreement, as amended, entered into by each of the Federal Home Loan Banks, dated as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2	Federal Home Loan Bank of Seattle Audit Committee Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.