Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Seattle
filed 2012-05-10
CIK 1329701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2012
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
Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2012, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,447,251 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	March 31, 2012	December 31, 2011
(in thousands, except par value)
Assets
Cash and due from banks	$1,221	$1,286
Deposits with other Federal Home Loan Banks (FHLBanks)	155	15
Securities purchased under agreements to resell	3,500,000	3,850,000
Federal funds sold	5,875,000	6,010,699
Investment securities:
Available-for-sale (AFS) securities (Note 3)	9,427,330	11,007,753
Held-to-maturity (HTM) securities (fair values of $6,675,790 and $6,467,710) (Note 4)	6,697,809	6,500,590
Total investment securities	16,125,139	17,508,343
Advances (Note 6)	9,342,959	11,292,319
Mortgage loans held for portfolio, net (includes $5,704 of allowance for credit losses) (Notes 7 and 8)	1,277,441	1,356,878
Accrued interest receivable	65,014	64,287
Premises, software, and equipment, net (includes $15,818 and $14,786 of accumulated depreciation and amortization)	15,040	15,959
Derivative assets, net (Note 9)	59,993	69,635
Other assets	11,440	15,046
Total Assets	$36,273,402	$40,184,467
Liabilities
Interest-bearing deposits	$340,168	$287,015
Consolidated obligations, net (Note 10):
Discount notes	13,111,805	14,034,507
Bonds (includes $499,957 and $499,974 at fair value under fair value option)	19,928,249	23,220,596
Total consolidated obligations, net	33,040,054	37,255,103
Mandatorily redeemable capital stock (Note 11)	1,060,767	1,060,767
Accrued interest payable	85,138	93,344
Affordable Housing Program (AHP) payable	14,363	13,142
Derivative liabilities, net (Note 9)	158,279	147,693
Other liabilities	180,721	40,900
Total liabilities	34,879,490	38,897,964
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 16,203 shares	1,620,339	1,620,339
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,194 shares	119,338	119,338
Total capital stock	1,739,677	1,739,677
Retained earnings:
Unrestricted	142,916	132,575
Restricted	27,448	24,863
Total retained earnings	170,364	157,438
Accumulated other comprehensive loss (AOCL) (Note 11)	(516,129)	(610,612)
Total capital	1,393,912	1,286,503
Total Liabilities and Capital	$36,273,402	$40,184,467

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Interest Income
Advances	$22,917	$29,958
Prepayment fees on advances, net	5,639	361
Interest-bearing deposits	14	40
Securities purchased under agreements to resell	1,253	1,060
Federal funds sold	2,069	5,435
AFS securities	4,827	(2,034)
HTM securities	28,750	25,597
Mortgage loans held for portfolio	16,009	38,333
Total interest income	81,478	98,750
Interest Expense
Consolidated obligations - discount notes	1,487	4,547
Consolidated obligations - bonds	56,726	73,642
Deposits	17	57
Total interest expense	58,230	78,246
Net Interest Income	23,248	20,504
Less: Provision for credit losses	—	—
Net Interest Income after Provision for Credit Losses	23,248	20,504
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 5)	—	(15)
Net amount of OTTI loss reclassified from AOCL	(1,324)	(22,725)
Net OTTI loss, credit portion	(1,324)	(22,740)
Net gain on financial instruments held under fair value option (Note 13)	17	—
Net gain on derivatives and hedging activities (Note 9)	12,006	8,289
Net realized loss on early extinguishment of consolidated obligations	(1,960)	(900)
Service fees	552	625
Other, net	(118)	—
Total other income (loss)	9,173	(14,726)
Other Expense
Operating:
Compensation and benefits	7,660	6,671
Other operating	8,551	8,486
Federal Housing Finance Agency (Finance Agency)	1,201	1,820
Office of Finance	618	840
Other, net	29	89
Total other expense	18,059	17,906
Income (Loss) before Assessments	14,362	(12,128)
Assessments
AHP	1,436	—
Total assessments	1,436	—
Net Income (Loss)	$12,926	$(12,128)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Net income (loss)	$12,926	$(12,128)
Other comprehensive income:
Net unrealized (loss) gain on AFS securities	(6,897)	8,317
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	(4,790)
Net unrealized gain on AFS securities	99,375	100,850
Reclassification of non-credit portion included in net income (loss)	1,324	22,201
Total net non-credit portion of OTTI losses on AFS securities	100,699	118,261
Non-credit portion of OTTI losses on HTM securities:
Reclassification of non-credit portion included in net income (loss)	—	524
Accretion of non-credit portion	509	3,977
Reclassification of non-credit portion to AFS securities	—	4,790
Total net non-credit portion of OTTI losses on HTM securities	509	9,291
Pension benefits (Note 12)	172	13
Total comprehensive income	$107,409	$123,754

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2012 and 2011	Class A Capital Stock *		Class B Capital Stock *		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	2	205	—	—	—	—	205
Net shares reclassified to mandatorily redeemable capital stock	(10)	(965)	(103)	(10,301)	—	—	—	—	(11,266)
Total comprehensive income	—	—	—	—	(12,128)	—	(12,128)	135,882	123,754
Balance, March 31, 2011	1,255	$125,489	16,396	$1,639,599	$61,268	$—	$61,268	$(531,024)	$1,295,332
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from sale of capital stock	—	—	—	—	—	—	—	—	—
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	10,341	2,585	12,926	94,483	107,409
Balance, March 31, 2012	1,194	$119,338	16,203	$1,620,339	$142,916	$27,448	$170,364	$(516,129)	$1,393,912

* Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Operating Activities
Net income (loss)	$12,926	$(12,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,641	2,337
Net OTTI loss, credit portion	1,324	22,740
Net change in fair value adjustments on financial instruments held under fair value option	17	—
Net change in net fair value adjustment on derivatives and hedging activities	5,809	1,529
Net realized loss on early extinguishment of consolidated obligations	1,960	900
Provision for credit losses	—	—
Other adjustments	77	—
Net change in:
Accrued interest receivable	(727)	2,720
Other assets	4,619	(1,531)
Accrued interest payable	(8,206)	(7,034)
Other liabilities	(3,742)	(2,821)
Total adjustments	7,772	18,840
Net cash provided by operating activities	20,698	6,712
Investing Activities
Net change in:
Interest-bearing deposits	5,849	(35,386)
Deposits with other FHLBanks	(140)	(44)
Securities purchased under agreements to resell	350,000	1,500,000
Federal funds sold	135,699	(3,236,848)
Premises, software and equipment	(194)	(1,681)
AFS securities:
Proceeds from long-term	1,834,495	494,226
Purchases of long-term	(176,290)	—
HTM securities:
Net decrease in short-term	313,044	1,008,000
Proceeds from maturities of long-term	461,883	400,902
Purchases of long-term	(826,404)	(47,099)
Advances:
Proceeds	10,571,040	14,024,170
Made	(8,647,271)	(13,050,782)
Mortgage loans:
Principal collected	77,020	245,407
Net cash provided by investing activities	4,098,731	1,300,865

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$48,662	$(201,843)
Net proceeds (payments) on derivative contracts with financing elements	6,643	(2,858)
Net proceeds from issuance of consolidated obligations:
Discount notes	134,552,796	176,898,148
Bonds	8,440,575	5,364,741
Payments for maturing and retiring consolidated obligations:
Discount notes	(135,474,445)	(175,291,345)
Bonds	(11,693,725)	(8,048,985)
Proceeds from issuance of capital stock	—	205
Net cash used in financing activities	(4,119,494)	(1,281,937)
Net (decrease) increase in cash and cash equivalents	(65)	25,640
Cash and cash equivalents at beginning of the period	1,286	1,181
Cash and cash equivalents at end of the period	$1,221	$26,821

Supplemental Disclosures
Interest paid	$66,436	$85,279
AHP payments, net	$216	$429
Transfers of mortgage loans to real estate owned (REO)	$1,534	$822
Transfers of HTM securities to AFS securities	$—	$8,152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2011 audited financial statements and related notes (2011 Audited Financial Statements) included in the 2011 annual report on Form 10-K (2011 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of March 31, 2012 and the operating results for the three months ended March 31, 2012 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2012.
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
Recently Issued or Adopted Accounting Guidance
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance requires an entity to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
Presentation of Comprehensive Income
On June 16, 2011, the FASB issued guidance intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminated the current option to present other comprehensive income in the statement of changes in shareholders' equity. We elected the two-statement approach for interim and annual periods beginning on January 1, 2012 and applied the guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of our financial statements and did not affect our financial condition, results of operations, or cash flows.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassification of items out of accumulated other comprehensive income in the statement of income. This guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2012 and did not affect our adoption for the remaining guidance for the presentation of other comprehensive income, as noted above.
Fair Value Measurements and Disclosures
On May 12, 2011, the FASB and the IASB issued substantially converged guidance intended to result in the consistent definition of fair value and common requirements for measuring fair value and disclosure between GAAP and IFRS, as well as certain instances where a particular principle or requirement for measuring fair value or disclosing information has changed. This guidance is not intended to result in a change in the application of the existing fair value measurement requirements. The guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2012 and was applied prospectively. The adoption of this guidance resulted in increased annual and interim financial statement disclosures, but did not impact our financial condition, results of operation, and cash flows.
Repurchase Agreements
On April 29, 2011, the FASB issued guidance to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This guidance amends the existing criteria for determining whether or not a transferor has retained effective control over financial assets transferred under a repurchase agreement. A secured borrowing is recorded when effective control over the transferred financial assets is maintained, while a sale is recorded when effective control over the transferred financial assets has not been maintained. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. The new guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2012 and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012. The adoption of this guidance did not impact our financial condition, results of operations, or cash flows.

Note 2—Regulatory Matters
Our financial statements and related notes have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency and has subsequently remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our private-label mortgage-backed securities (PLMBS) and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA regulations, we submitted a proposed capital restoration plan to the Finance Agency in August 2009 and, in subsequent months, worked with the Finance Agency on the plan and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010. For further information on the PCA regulation and the Seattle Bank's capital classification, see Note 11.
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. We have agreed to address, and are in the process of addressing, among other things, the areas identified below.

•
Risk Management and Asset Improvement. We may not resume purchasing mortgage loans under our Mortgage Purchase Program (MPP), a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide supplemental mortgage insurance (SMI) on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board of Directors (Board) must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

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

Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, including enhancing our credit and collateral risk management, remediating or developing plans for remediating our 2010 examination findings, and developing improved executive compensation plans (on which we received a non-objection from the Finance Agency). Further, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and establish a cap on the dollar level of investments, which we did in late March 2012. With this change, we will continue to increase our advance to asset ratio, but not at a steady rate. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. We continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements.
The Consent Arrangement also provided for a Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011). The Consent Arrangement required us to meet certain minimum financial metrics during the Stabilization Period and to maintain them for each quarter end thereafter. These financial metrics relate to our retained earnings, AOCL, and MVE to PVCS ratio. As of March 31, 2012, retained earnings, AOCL, and MVE to PVCS ratio were as follows:

•	Our retained earnings increased to $170.4 million as of March 31, 2012, from $157.4 million at the end of 2011, due to our 2012 net income.

•
Our AOCL improved to $516.1 million as of March 31, 2012, from $610.6 million, as of December 31, 2011, primarily due to improvements in the fair values of AFS securities determined to be other-than-temporarily impaired.

•	Our MVE to PVCS ratio increased to 78.2% as of March 31, 2012, compared to 74.4% as of December 31, 2011.
With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end during the Stabilization Period and at all quarter ends after August 2011.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations, including the repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully execute the plans, policies, and procedures we are developing or have developed to enhance the bank's safety and soundness and to stabilize our business, improve our capital classification, and return to normal operations, which could have a material adverse consequence to our business, including our financial condition and results of operations. Further, our failure to finalize and execute plans, policies, and procedures acceptable to the Finance Agency, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement could result in additional actions under the PCA regulations or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
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

Note 3—Available-for-Sale Securities
Major Security Types
 The following tables summarize our AFS securities as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$41,525	$—	$42	$—	$41,567
Government-sponsored enterprise (GSE) obligations (3)	2,680,347	—	2,814	(2,051)	2,681,110
Temporary Liquidity Guarantee Program (TLGP) securities (4)	5,389,314	—	3,547	(251)	5,392,610
Total non-MBS	8,111,186	—	6,403	(2,302)	8,115,287
MBS:
Residential PLMBS	1,822,496	(510,453)	—	—	1,312,043
Total	$9,933,682	$(510,453)	$6,403	$(2,302)	$9,427,330

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (3)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
TLGP securities (4)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	Consists of obligations issued by U.S. Agency for International Development.
(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $513.8 million and $513.5 million as of March 31, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses. We had no similar transfers in first quarter 2012.
The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during 2011. The amounts below represent the values as of the referenced transfer dates.

	2012				2011
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized In AOCL	Gross Unrecognized Holding Gains	Fair Value	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ended:
March 31	$—	$—	$—	$—	$12,942	$(4,790)	$572	$8,724
December 31	—	—	—	—	125,155	(51,621)	—	73,534
Total	$—	$—	$—	$—	$138,097	$(56,411)	$572	$82,258

As of March 31, 2012 and December 31, 2011, we held $2.9 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board . See Note 14 for additional information concerning these related parties.

Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of March 31, 2012 and December 31, 2011, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$265,502	$(2,051)	$—	$—	$265,502	$(2,051)
TLGP securities	1,262,265	(232)	31,230	(19)	1,293,495	(251)
Total non-MBS	1,527,767	(2,283)	31,230	(19)	1,558,997	(2,302)
MBS:
Residential PLMBS*	—	—	1,312,043	(510,453)	1,312,043	(510,453)
Total	$1,527,767	$(2,283)	$1,343,273	$(510,472)	$2,871,040	$(512,755)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS*	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

*	Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of March 31, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2012		As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$7,267,358	$7,271,577	$8,782,269	$8,791,638
Due after one year through five years	625,105	626,959	899,364	902,016
Due after 10 years	218,723	216,751	45,723	44,700
Total non-MBS	8,111,186	8,115,287	9,727,356	9,738,354
MBS:
Residential PLMBS	1,822,496	1,312,043	1,880,551	1,269,399
Total	$9,933,682	$9,427,330	$11,607,907	$11,007,753
Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of March 31, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	March 31, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$3,933,367	$3,847,623
Variable	4,177,819	5,879,733
Subtotal	8,111,186	9,727,356
MBS:
Variable	1,822,496	1,880,551
Total	$9,933,682	$11,607,907

As of March 31, 2012 and December 31, 2011, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $12.2 million and $14.4 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain (loss) on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of March 31, 2012 and December 31, 2011, 87.6% and 90.8% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable interest rate.
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—Held-to-Maturity Securities
 Major Security Types
 The following tables summarize our HTM securities as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$99,968	$—	$99,968	$18	$—	$99,986
Certificates of deposit (3)	267,000	—	267,000	37	—	267,037
Other U.S. agency obligations (4)	24,657	—	24,657	260	(5)	24,912
GSE obligations (5)	299,790	—	299,790	16,619	—	316,409
State or local housing agency obligations	3,015	—	3,015	—	(47)	2,968
Total non-MBS	694,430	—	694,430	16,934	(52)	711,312
Residential MBS:
Other U.S. agency (4)	159,962	—	159,962	239	(25)	160,176
GSEs (5)	5,102,931	—	5,102,931	64,019	(3,910)	5,163,040
PLMBS	749,549	(9,063)	740,486	1,982	(101,206)	641,262
Total MBS	6,012,442	(9,063)	6,003,379	66,240	(105,141)	5,964,478
Total	$6,706,872	$(9,063)	$6,697,809	$83,174	$(105,193)	$6,675,790

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit (3)	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (4)	25,530	—	25,530	278	(5)	25,803
GSE obligations (5)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (4)	165,431	—	165,431	291	(6)	165,716
GSEs (5)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.
(2)	Represent the difference between fair value and carrying value.
(3)	Consists of certificates of deposit that meet the definition of a debt security.
(4)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.
(5)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM PLMBS investments classified as other-than-temporarily impaired includes $819,000 and $828,000 of credit-related OTTI losses as of March 31, 2012 and December 31, 2011. The amortized cost of our other HTM mortgage-backed securities (MBS) includes gross accretable premium of $24.5 million and $25.1 million, and gross accretable discount of $9.7 million and $10.3 million as of March 31, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3). No such transfers occurred during first quarter 2012.
As of March 31, 2012 and December 31, 2011, we held $240.2 million and $256.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,184	$(5)	$1,184	$(5)
State or local housing agency obligations	—	—	1,208	(47)	1,208	(47)
Total non-MBS	—	—	2,392	(52)	2,392	(52)
Residential MBS:
Other U.S. agency	1	—	50,848	(25)	50,849	(25)
GSEs	1,379,995	(3,273)	457,817	(637)	1,837,812	(3,910)
PLMBS	97,929	(1,029)	427,390	(109,240)	525,319	(110,269)
Total MBS	1,477,925	(4,302)	936,055	(109,902)	2,413,980	(114,204)
Total	$1,477,925	$(4,302)	$938,447	$(109,954)	$2,416,372	$(114,256)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSEs	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of March 31, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2012			As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Carrying Value *	Fair Value	Amortized Cost Basis	Carrying Value *	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$666,758	$666,758	$683,433	$769,989	$769,989	$770,231
Due after one year through five years	652	652	654	299,737	299,737	320,624
Due after five years through 10 years	9,776	9,776	9,837	10,875	10,875	10,950
Due after 10 years	17,244	17,244	17,388	17,790	17,790	17,971
Subtotal	694,430	694,430	711,312	1,098,391	1,098,391	1,119,776
MBS	6,012,442	6,003,379	5,964,478	5,411,771	5,402,199	5,347,934
Total	$6,706,872	$6,697,809	$6,675,790	$6,510,162	$6,500,590	$6,467,710

*	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of March 31, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	March 31, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$566,790	$1,069,727
Variable	127,640	28,664
Subtotal	694,430	1,098,391
MBS:
Fixed	1,512,276	1,639,963
Variable	4,500,166	3,771,808
Subtotal	6,012,442	5,411,771
Total	$6,706,872	$6,510,162

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
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform cash flow analyses to determine whether the entire amortized cost basis of these impaired securities, including all previously other-than-temporarily impaired securities, will be recovered. We then evaluate the OTTI to determine the amount of credit loss recognized in earnings, which is limited to the amount of each security's unrealized loss.
PLMBS
Our investments in PLMBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks enhanced their overall OTTI process in 2010 by implementing a system-wide governance committee and establishing a formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for the majority of these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
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
OTTI Credit Loss
In performing a detailed cash flow analysis, we identify the most reasonable estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a spread-adjusted forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment to determine the present value of the future estimated cash flows. We update our estimate of future estimated cash flows on a quarterly basis.
At each quarter end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of March 31, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 8.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents projected home price recovery by months as of March 31, 2012.

As of March 31, 2012
Months	Annualized Recovery Range
(in percentages, except months)
1 - 6	0.0 - 2.8
7 - 18	0.0 - 3.0
19 - 24	1.0 - 4.0
25 - 30	2.0 - 4.0
31 - 42	2.0 - 5.0
43 - 66	2.0 - 6.0
Thereafter	2.3 - 5.6

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
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended March 31, 2012, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended March 31, 2012						As of March 31, 2012
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted- Average %	Range %	Weighted- Average %	Range %	Weighted- Average %	Range %	Weighted- Average %	Range %
(in percentages)
Prime:
2008	9.4	7.7-9.7	28.9	26.6-39.5	39.2	38.1-44.2	23.4	18.6-45.5
2005	5.3	4.7-9.7	20.6	9.2-22.3	37.2	30.7-38.7	20.8	11.3-22.5
2004 and prior	21.0	4.7-56.9	5.4	0-24.4	23.4	0-63.4	11.1	3.1-74.0
Total prime	17.5	4.7-56.9	11.3	0-39.5	27.6	0-63.4	14.3	3.1-74.0
Alt-A:
2008	6.4	4.5-8.2	51.6	44.5-58.9	42.3	40.4-43.6	34.1	23.7-39.1
2007	2.8	1.4-8.2	77.1	37.3-89.9	52.1	44.8-61.4	29.9	-0.1-42.6
2006	2.2	1.6-3.0	80.9	68.8-88.0	53.1	46.5-64.5	34.7	19.0-61.9
2005	4.0	2.7-6.3	59.3	30.6-73.2	43.2	32.5-53.9	30.3	0-50.4
2004 and prior	8.5	6.2-19.0	16.2	0.6-28.1	32.0	24.8-35.8	18.0	10.9-27.8
Total Alt-A	3.2	1.4-19.0	73.2	0.6-89.9	50.4	24.8-64.5	31.8	-0.1-61.9
Total PLMBS	5.4	1.4-56.9	64.0	0-89.9	47.0	0-64.5	29.2	-0.1-74.0

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended March 31, 2012						As of March 31, 2012
	Cumulative Voluntary Prepayment Rates *		Cumulative Default Rates *		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted- Average %	Range %	Weighted- Average %	Range %	Weighted- Average %	Range %	Weighted- Average %	Range %
(in percentages)
Alt-A:
2006	2.2	2.1-2.2	81.6	80.3-84.3	54.2	53.8-55.2	36.3	36.0-36.4
2005	6.1	6.1-6.1	54.4	54.4-54.4	52.4	52.4-52.4	—	—
Total	2.3	2.1-6.1	80.6	54.4-84.3	54.2	52.4-55.2	35.0	0-36.4

*	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in first quarter 2012 on three securities determined to be other-than-temporarily impaired in prior reporting periods. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. No new securities were determined to be other-than-temporarily impaired in first quarter 2012.
The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012			2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with other-than-temporary impairment in prior periods	$(1,324)	$1,324	$—	$(22,740)	$22,725	$(15)
Total	$(1,324)	$1,324	$—	$(22,740)	$22,725	$(15)

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. For the three months ended March 31, 2012, our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities (in 2011), changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $94.5 million and $135.9 million for the three months ended March 31, 2012 and 2011. See Statements of Comprehensive Income and Note 11 for additional information on AOCL for the three months ended March 31, 2012 and 2011.

The following table summarizes key information as of March 31, 2012 for the PLMBS on which we have recorded OTTI charges for the three months ended March 31, 2012.

	As of March 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$—	$—	$—	$—	$120,025	$86,948	$67,432
Total	$—	$—	$—	$—	$120,025	$86,948	$67,432

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of March 31, 2012 and December 31, 2011 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2012 or December 31, 2011).

	As of March 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$39,358	$38,576	$29,513	$29,767	$2,331,419	$1,822,496	$1,312,043
Total	$39,358	$38,576	$29,513	$29,767	$2,331,419	$1,822,496	$1,312,043

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Credit Loss Component of OTTI Loss	2012	2011
(in thousands)
Balance, beginning of period	$513,229	$424,073
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	1,324	22,740
Total additional credit losses recognized in period noted	1,324	22,740
Balance, end of period	$514,553	$446,813

*	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of March 31, 2012:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of March 31, 2012, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of March 31, 2012, all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.20% to 8.22% as of March 31, 2012 and 0.14% to 8.22% as of December 31, 2011. Interest rates on our AHP advances were 5.00% as of March 31, 2012 and December 31, 2011.

The following table summarizes our advances outstanding as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$635	2.25	$43	2.50
Due in one year or less	4,493,838	0.77	5,862,838	0.81
Due after one year through two years	581,104	2.71	1,026,056	2.57
Due after two years through three years	554,980	2.99	288,942	3.16
Due after three years through four years	705,957	3.79	990,372	3.47
Due after four years through five years	1,188,912	4.07	1,121,773	3.99
Thereafter	1,460,815	4.07	1,619,986	4.15
Total par value	8,986,241	2.24	10,910,010	2.10
Commitment fees	(469)		(483)
Discount on AHP advances	(1)		(3)
Premium on advances	1,754		1,907
Discount on advances	(7,707)		(8,272)
Hedging adjustments	363,141		389,160
Total	$9,342,959		$11,292,319

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of March 31, 2012 and December 31, 2011, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $2.3 billion and $3.1 billion as of March 31, 2012 and December 31, 2011. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of March 31, 2012 and December 31, 2011.

The following table summarizes our advances by next put/convert date as of March 31, 2012 and December 31, 2011.

	As of	As of
Advances by Next Put/Convert Date	March 31, 2012	December 31, 2011
(in thousands)
Overdrawn demand deposit accounts	$635	$43
Due in one year or less	6,256,354	7,541,854
Due after one year through two years	711,104	1,254,556
Due after two years through three years	448,480	258,942
Due after three years through four years	565,957	823,872
Due after four years through five years	661,896	677,757
Thereafter	341,815	352,986
Total par value	$8,986,241	$10,910,010

The following table summarizes our advances by interest-rate payment terms as of March 31, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	March 31, 2012	December 31, 2011
(in thousands)
Fixed:
Due in one year or less	$4,380,488	$5,488,746
Due after one year	4,326,768	4,777,593
Total fixed	8,707,256	10,266,339
Variable:
Due in one year or less	113,985	374,135
Due after one year	165,000	269,536
Total variable	278,985	643,671
Total par value	$8,986,241	$10,910,010

As of March 31, 2012 and December 31, 2011, 45.7% and 55.7% of our fixed interest-rate advances were in hedging relationships, effectively converting their fixed interest rates to variable interest rates.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2012 and December 31, 2011, we had $4.9 billion and $7.3 billion in total advances in excess of $1.0 billion per borrower outstanding to two and three borrowers (at the holding company level). As of March 31, 2012, our top five borrowers by holding company held 70.3% of the par value of our outstanding advances, with the top three borrowers holding 65.3% (Bank of America Corporation with 32.8%, Washington Federal, Inc. with 21.7%, and Glacier Bancorp, Inc. with 10.8%) and the other two borrowers each holding less than 10%. As of March 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 26 months. As of December 31, 2011, the top five borrowers by holding company held 72.8% of the par value of our outstanding advances, with the top two borrowers holding 56.9% (Bank of America Corporation with 39.0% and Washington Federal, Inc. with 17.9%) and the other three borrowers each holding less than 10%. As of December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 21 months.
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
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. Gross advance prepayment fees received from members were $6.7 million and $285,000 for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, we recorded net prepayment fee income of $5.6 million and $361,000, primarily resulting from fees charged to borrowers that prepaid $364.5 million and $61.8 million in advances.

Note 7—Mortgage Loans
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
The following tables summarize our mortgage loans held for portfolio as of March 31, 2012 and December 31, 2011.

	As of	As of
Mortgage Loans	March 31, 2012	December 31, 2011
(in thousands)
Real Estate:
Fixed interest-rate, medium-term*, single-family	$71,051	$77,752
Fixed interest-rate, long-term*, single-family	1,211,465	1,283,627
Total loan principal	1,282,516	1,361,379
Premiums	8,225	8,555
Discounts	(7,596)	(7,352)
Mortgage loans, before allowance for credit losses	1,283,145	1,362,582
Less: Allowance for credit losses on mortgage loans	(5,704)	(5,704)
Total mortgage loans, net	$1,277,441	$1,356,878

*	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans	March 31, 2012	December 31, 2011
(in thousands)
Government-guaranteed/insured	$113,948	$118,808
Conventional	1,168,568	1,242,571
Total loan principal	$1,282,516	$1,361,379

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
As of March 31, 2012 and December 31, 2011, approximately 76% of our outstanding mortgage loans had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.).
 As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 2.

Note 8—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold. See Note 11 in our 2011 Audited Financial Statements included in our 2011 10-K for a detailed description of the allowance methodologies established for each asset portfolio.
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. As of March 31, 2012 and December 31, 2011, we had unencumbered rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit. We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions.
As of March 31, 2012 and December 31, 2011, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the three months ended March 31, 2012 and 2011.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of March 31, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of March 31, 2012 and December 31, 2011, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.

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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three months ended March 31, 2012 and 2011, as well as the unpaid principal balance of such loans collectively evaluated for impairment as of March 31, 2012 and 2011. We had no loans individually assessed for impairment as of March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Allowance for Credit Losses	2012	2011
(in thousands)
Balance, beginning of period	$5,704	$1,794
Provision for credit losses	—	—
Balance, end of period	$5,704	$1,794
Ending balance, collectively evaluated for impairment	$5,704	$1,794
Recorded investments of mortgage loans, end of period *:
Collectively evaluated for impairment	$1,173,768	$2,838,999

*
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012			As of December 31, 2011
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$27,262	$9,376	$36,638	$28,128	$14,144	$42,272
Past due 60-89 days delinquent and not in foreclosure	9,623	5,759	15,382	9,582	4,421	14,003
Past due 90 days or more delinquent	50,826	16,559	67,385	53,123	19,243	72,366
Total past due	87,711	31,694	119,405	90,833	37,808	128,641
Total current loans	1,086,057	83,463	1,169,520	1,157,814	82,245	1,240,059
Total mortgage loans	$1,173,768	$115,157	$1,288,925	$1,248,647	$120,053	$1,368,700
Accrued interest - mortgage loans	$5,198	$533	$5,731	$5,514	$555	$6,069
Other delinquency statistics:
In process of foreclosure included above (2)	$41,600	None	$41,600	$41,994	None	$41,994
Serious delinquency rate (3)	4.3%	14.4%	5.2%	4.3%	16.0%	5.3%
Past due 90 days or more still accruing interest (4)	$1,606	$16,559	$18,165	$3,534	$19,243	$22,777
Loans on non-accrual status (5)	$53,270	None	$53,270	$52,153	None	$52,153
REO (6)	$3,548	None	$3,548	$2,902	None	$2,902

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)	Includes mortgage loans where the decision of foreclosure has been reported.
(3)	Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class.
(4)	Generally represents government-guaranteed mortgage loans.
(5)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.
(6)	Reflected at carrying value.

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of March 31, 2012 and December 31, 2011 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of March 31, 2012 and December 31, 2011.

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
Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items include advances, investments, and consolidated obligations.
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
The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2012 and December 31, 2011. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,425,124	$322,502	$444,795
Interest-rate caps or floors	10,000	29	—
Total derivatives designated as hedging instruments	24,435,124	322,531	444,795
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,250,000	822	—
Total derivatives not designated as hedging instruments	1,250,000	822	—
Total derivatives before netting and collateral adjustments:	$25,685,124	323,353	444,795
Netting adjustments *		(237,250)	(237,250)
Cash collateral and related accrued interest		(26,110)	(49,266)
Total netting and collateral adjustments		(263,360)	(286,516)
Derivative assets and derivative liabilities as reported on the statement of condition		$59,993	$158,279

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments *		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statement of condition		$69,635	$147,693

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
We had no range consolidated obligation bonds with bifurcated derivatives outstanding as of March 31, 2012. The fair value of bifurcated derivatives relating to $10.0 million of range consolidated obligation bonds as of December 31, 2011 was a net liability of $36,000 and was included in the carrying value of the bonds on our statement of condition and is not reflected in the table above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of operations for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Net Gain (Loss) on Derivatives and Hedging Activities	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$11,999	$6,865
Total net gain related to fair value hedge ineffectiveness	11,999	6,865
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(106)	9
Net interest settlements	113	1,415
Total net gain related to derivatives not designated as hedging instruments	7	1,424
Net gain on derivatives and hedging activities	$12,006	$8,289

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$4,196	$(6,915)	$(2,719)	$(30,404)
AFS securities (3)	15,470	(2,221)	13,249	(15,041)
Consolidated obligation bonds	(31,588)	32,971	1,383	37,848
Consolidated obligation discount notes	55	31	86	(52)
Total	$(11,867)	$23,866	$11,999	$(7,649)

	For the Three Months Ended March 31, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$14,100	$(14,260)	$(160)	$(42,092)
AFS securities (3)	14,435	(1,554)	12,881	(17,452)
Consolidated obligation bonds	(56,343)	50,485	(5,858)	59,463
Consolidated obligation discount notes	(454)	456	2	509
Total	$(28,262)	$35,127	$6,865	$428

(1)	These amounts are reported in other income (loss).
(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item in the statements of operations.
(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps is recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three months ended March 31, 2012 and 2011, we recorded gains of $13.2 million and $12.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $12.0 million and $12.6 million recorded in "interest income."

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

The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of March 31, 2012 and December 31, 2011.

	As of	As of
Credit Risk Exposure	March 31, 2012	December 31, 2011
(in thousands)
Total net exposure at fair value (1)	$86,103	$100,235
Less: Cash collateral held	26,110	30,600
Positive exposure after cash collateral	59,993	69,635
Less: Other collateral (2)	45,635	47,768
Exposure, net of collateral	$14,358	$21,867

(1)	Includes net accrued interest receivable of $57.2 million and $21.8 million as of March 31, 2012 and December 31, 2011.
(2)	Primarily U.S. Treasury securities.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2012 and December 31, 2011 was $207.5 million and $202.8 million, for which we posted collateral of $49.3 million and $55.1 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level, we would have been required to deliver up to an additional $79.3 million and $77.4 million of collateral to our derivative counterparties as of March 31, 2012 and December 31, 2011.
In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook. The S&P rating downgrade did not impact our collateral delivery requirements because the Seattle Bank was already rated "AA+." In August 2011, Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative.

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2012 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were $658.0 billion and $691.9 billion as of March 31, 2012 and December 31, 2011.
The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,416,500	1.28	$12,349,000	0.76
Due after one year through two years	5,604,000	1.27	2,902,225	2.18
Due after two years through three years	1,428,500	3.99	1,374,500	4.27
Due after three years through four years	901,660	3.02	1,160,160	1.85
Due after four years through five years	1,600,000	1.22	1,416,500	2.17
Thereafter	3,677,610	3.92	3,677,610	4.05
Total par value	19,628,270	2.04	22,879,995	1.82
Premiums	5,078		5,706
Discounts	(14,723)		(15,970)
Hedging adjustments	309,667		350,891
Fair value option valuation adjustments	(43)		(26)
Total	$19,928,249		$23,220,596

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of March 31, 2012 and December 31, 2011, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $968.0 million and original net discount of $19.3 million. We transferred no consolidated obligation bonds to other FHLBanks for the three months ended March 31, 2012 or in 2011.
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
Our consolidated obligation bonds outstanding consisted of the following as of March 31, 2012 and December 31, 2011.

	As of	As of
Par Value of Consolidated Obligation Bonds	March 31, 2012	December 31, 2011
(in thousands)
Non-callable	$9,948,270	$13,998,770
Callable	9,680,000	8,881,225
Total par value	$19,628,270	$22,879,995

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2012 and December 31, 2011.

	As of	As of
Term-to-Maturity or Next Call Date	March 31, 2012	December 31, 2011
(in thousands)
Due in one year or less	$14,151,500	$17,040,225
Due after one year through two years	1,934,000	2,196,000
Due after two years through three years	963,500	1,049,500
Due after three years through four years	671,660	430,160
Due after four years through five years	—	256,500
Thereafter	1,907,610	1,907,610
Total par value	$19,628,270	$22,879,995

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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of March 31, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	March 31, 2012	December 31, 2011
(in thousands)
Fixed	$17,673,270	$19,729,995
Step-up	1,755,000	2,090,000
Variable	—	850,000
Capped variable	200,000	200,000
Range	—	10,000
Total par value	$19,628,270	$22,879,995

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
As of March 31, 2012 and December 31, 2011, 79.8% and 81.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate. We had no variable interest-rate consolidated obligation bonds that were swapped to a different variable interest rate as of March 31, 2012. As of December 31, 2011, 0.9% of our variable interest-rate consolidated obligation bonds was swapped to a different variable interest rate.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2012 and December 31, 2011.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate*
(in thousands, except interest rates)
As of March 31, 2012	$13,111,805	$13,112,862	0.06
As of December 31, 2011	$14,034,507	$14,035,213	0.03

*	Represents an implied rate.

As of March 31, 2012, we had no consolidated discount notes that were swapped to variable interest rates. As of December 31, 2011, 5.3% of our fixed interest-rate consolidated obligation discount notes was swapped to a variable interest rate.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $5.3 million and $6.1 million as of March 31, 2012 and December 31, 2011. The amortization of such concessions is included in consolidated obligation interest expense on our statements of operations and totaled $363,000 and $942,000 for the three months ended March 31, 2012 and 2011.

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board (Finance Board) approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
March 31, 2012	$158,864	$2,641,580
December 31, 2011	$158,864	$2,641,580

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock (which is not included in permanent capital, against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (a) written notice from the member; (b) consolidation or merger of a member with a non-member; or (c) withdrawal or termination of membership.

There was no activity or changes in stock balances during first quarter 2012. As a result of our annual recalculation of membership stock requirements, in April 2012, 41 members purchased an additional aggregate $2.1 million of Class B capital stock at $100 par value.
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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s Capital Plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.50% and 6.00% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock. For the three months ended March 31, 2012 and throughout 2011, the member activity stock purchase requirement was 4.5%.

Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1% of its total assets. As of March 31, 2012, we had excess capital stock of $2.1 billion, or 5.9%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,795,667	$2,811,944	$1,932,768	$2,799,018
Total capital-to-assets ratio	4.00%	8.19%	4.00%	7.36%
Total regulatory capital	$1,450,936	$2,970,808	$1,607,379	$2,957,882
Leverage capital-to-assets ratio	5.00%	12.07%	5.00%	10.84%
Leverage capital	$1,813,670	$4,376,780	$2,009,223	$4,357,391

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
Capital Concentration
As of March 31, 2012 and December 31, 2011, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.
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
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the three months ended March 31, 2012 or 2011 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows. As of March 31, 2012 and December 31, 2011, we had $1.0 billion in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of March 31, 2012 and December 31, 2011, we had $39.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 76 as of March 31, 2012 and December 31, 2011.
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
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2012. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval.

	As of March 31, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$468	$126
One year through two years	—	708,852
Two years through three years	—	2,000
Three years through four years	—	21,622
Four years through five years	—	76,633
Past contractual redemption date due to remaining activity (1)	1,528	11,326
Past contractual redemption date due to regulatory action (2)	37,530	200,682
Total	$39,526	$1,021,241

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

A member may cancel or revoke its written notice of redemption or withdrawal from membership prior to the end of the six-month or five-year redemption period, at which time its stock is reclassified to capital stock from mandatorily redeemable capital stock. Our Capital Plan provides for cancellation fees that may be incurred by the member upon such cancellation.
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of March 31, 2012 and December 31, 2011, 16 and 14 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements.

The following table shows the amount of outstanding capital stock voluntary redemption requests by year of scheduled redemption as of March 31, 2012. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption period, as applicable, or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2012
Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$2,259	$67,511
One year through two years	—	46,704
Two years through three years	—	40,932
Three years through four years	—	295
Four years through five years	—	2,752
Total	$2,259	$158,194
Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCL for the three months ended March 31, 2012 and 2011.

Accumulated Other Comprehensive Loss	Unrealized gain on AFS securities	Non-credit portion of OTTI on AFS securities	Non-credit portion of OTTI on HTM securities	Pension benefits	Total accumulated other comprehensive (loss) income
(in thousands)
Balance, December 31, 2010	$(5,470)	$(590,023)	$(70,533)	$(880)	$(666,906)
Net change in AOCL	8,317	118,261	9,291	13	135,882
Balance, March 31, 2011	2,847	(471,762)	(61,242)	(867)	(531,024)
Balance, December 31, 2011	10,998	(611,152)	(9,572)	(886)	(610,612)
Net change in AOCL	(6,897)	100,699	509	172	94,483
Balance, March 31, 2012	$4,101	$(510,453)	$(9,063)	$(714)	$(516,129)

Joint Capital Enhancement Agreement and Amendment
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank. Because each FHLBank has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. We allocated $2.6 million of our first quarter 2012 net income to restricted retained earnings and $10.3 million to unrestricted retained earnings. As of March 31, 2012, our restricted retained earnings balance totaled $27.4 million.
See Note 17 in our 2011 Audited Financial Statements in our 2011 10-K for more information on the Capital Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Net Periodic Pension Cost for Supplemental Retirement Plans	2012	2011
(in thousands)
Service cost	$93	$65
Interest cost	28	44
Amortization of prior service cost	4	16
Amortization of net loss (gain)	6	(1)
Settlement losses	163	—
Total	$294	$124

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and presented in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of March 31, 2012 and December 31, 2011. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values.
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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2012.
Fair Value Summary Table
The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.The following tables summarize the carrying value and fair values of our financial instruments as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,221	$1,221	$1,221	$—	$—	$—
Deposit with other FHLBanks	155	155	—	155	—	—
Securities purchased under agreements to resell	3,500,000	3,500,000	—	3,500,000	—	—
Federal funds sold	5,875,000	5,875,182	—	5,875,182	—	—
AFS securities	9,427,330	9,427,330	—	8,115,287	1,312,043	—
HTM securities	6,697,809	6,675,790	—	6,034,528	641,262	—
Advances	9,342,959	9,465,609	—	9,465,609	—	—
Mortgage loans held for portfolio, net	1,277,441	1,276,753	—	1,276,753	—	—
Accrued interest receivable	65,014	65,014	—	65,014	—	—
Derivative assets	59,993	59,993	—	323,353	—	(263,360)
Other Assets	26,635	—			—	—
Financial liabilities:
Deposits	(340,168)	(340,164)	—	(340,164)	—	—
Consolidated obligations, net:
Discount notes	(13,111,805)	(13,111,482)	—	(13,111,482)	—	—
Bonds	(19,928,249)	(20,293,217)	—	(20,293,217)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(85,138)	(85,138)	—	(85,138)	—	—
Derivative liabilities	(158,279)	(158,279)	—	(444,795)	—	286,516
Other:
Commitments to extend credit for advances	(469)	(469)	—	(469)		—

	As of December 31, 2011
Fair Values	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286
Deposit with other FHLBanks	15	15
Securities purchased under agreements to resell	3,850,000	3,850,012
Federal funds sold	6,010,699	6,011,076
AFS securities	11,007,753	11,007,753
HTM securities	6,500,590	6,467,710
Advances	11,292,319	11,433,290
Mortgage loans held for portfolio, net	1,356,878	1,403,940
Accrued interest receivable	64,287	64,287
Derivative assets	69,635	69,635
Financial liabilities:
Deposits	(287,015)	(287,015)
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)
Bonds	(23,220,596)	(23,641,676)
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)
Accrued interest payable	(93,344)	(93,344)
AHP payable	(13,142)	(13,142)
Derivative liabilities	(147,693)	(147,693)
Other:
Commitments to extend credit for advances	(483)	(483)

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during first quarter 2012. See Note 19 in our 2011 Audited Financial Statements in our 2011 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use proprietary models that generally employ, but are not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Seattle Bank.
Recently, in conjunction with the other FHLBanks, we conducted reviews of the four pricing vendors to confirm and further augment our understanding of the vendors' pricing processes, methodologies, and control procedures for agency MBS and PLMBS.
Our valuation technique requires the establishment of a "median" price for each security using a formula that is based upon the number of vendor prices received. If four prices are received, the middle two prices are averaged to establish a median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation, consistent with the evaluation of "outliers" as discussed below.
If three or four prices are received, the median price is compared to each of the two prices that are not used to establish the median price. Each price not used to establish the median price that is within a specified tolerance threshold of the median price is included in the "cluster" of prices that are averaged to compute a "default" price (that is, the price or prices used to establish the median price and the price or prices that are within the specified tolerance threshold are averaged to compute a default price). If only two prices are received, the median price is also the default price and each of the two prices is compared to that price. Both prices will be within the specified tolerance threshold or neither price will be within the specified tolerance threshold. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of March 31, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
As of March 31, 2012, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,312,043	$—	$—	$1,312,043	$—
Other US agency	41,567	—	41,567	—	—
TLGP securities	5,392,610	—	5,392,610	—	—
GSE obligations	2,681,110	—	2,681,110	—	—
Derivative assets (interest-rate related)	59,993	—	323,353	—	(263,360)
Other assets (rabbi trust)	301	301	—	—	—
Total assets at fair value	$9,487,624	$301	$8,438,640	$1,312,043	$(263,360)
Bonds	$(499,957)	$—	$(499,957)	$—	$—
Derivative liabilities (interest-rate related)	(158,279)	—	(444,795)	—	286,516
Total liabilities at fair value	$(658,236)	$—	$(944,752)	$—	$286,516

	As of December 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral *
(in thousands)
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.

	AFS PLMBS
	For the Three Months Ended March 31,
Fair Value Measurements Using Significant Unobservable Inputs	2012	2011
(in thousands)
Balance, beginning of period	$1,269,399	$1,469,055
Transfers from HTM to AFS securities	—	8,724
OTTI credit loss recognized in earnings	(1,324)	(22,201)
Unrealized gains in AOCL	100,699	122,479
Settlements	(56,731)	(55,525)
Balance, end of period	$1,312,043	$1,522,532

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of March 31, 2012 and December 31, 2011. The HTM securities shown in the tables below had carrying values prior to impairment of $6.8 million and $27.2 million as of March 31, 2012 and December 31, 2011. The tables exclude impaired securities where the carrying value is less than fair value as of March 31, 2012 and December 31, 2011. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.

The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$6,577	$—	$6,577
REO	3,548	3,548	—
Total assets at fair value	$10,125	$3,548	$6,577

	As of December 31, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$29,268	$—	$29,268
REO	2,902	2,902	—
Total assets at fair value	$32,170	$2,902	$29,268

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
The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value options for the three months ended March 31, 2012. We had no financial instruments on which we had elected the fair value option as of March 31, 2011.

Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	For the Three Months Ended March 31, 2012
(in thousands)
Balance, beginning of the period	$(500,014)
Net gain on financial instruments held under fair value option	17
Change in accrued interest and other	(100)
Balance, end of the period	$(500,097)

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income on the statements of operations. The changes in fair value for instruments in which the fair value option has been elected are recorded as “net gains (losses) on financial instruments held under fair value option” in the statements of operations. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds recorded under the fair value option for credit risk were necessary as of March 31, 2012.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds for which the fair value option has been elected as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,957	.	$(43)
Total	$500,000	$499,957		$(43)

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	.	$(26)
Total	$500,000	$499,974		$(26)

The following table presents the selected data on the consolidated obligation bonds on which the fair value option has been elected for the three months ended March 31, 2012.

	For the Three Months Ended March 31, 2012
Instruments Measured at Fair Value	Interest Expense	Net Gain on Fair Value Adjustment	Total Changes in Fair Values Included in Current Period Earnings	Effect on Credit Risk-Gain (Loss)
(in thousands)
Consolidated obligation bonds	$(100)	$17	$(83)	$—
Total	$(100)	$17	$(83)	$—

Note 14—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investments in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our Capital Plan or regulatory requirements (see Note 11 for additional information).
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
The following tables set forth significant outstanding balances as of March 31, 2012 and December 31, 2011, and the income effect for the three months ended March 31, 2012 and 2011, on related party transactions.

Balances with Related Parties	As of March 31, 2012	As of December 31, 2011
(in thousands)
Assets:
Securities purchased under agreements to resell	$500,000	$850,000
AFS securities	2,903,098	2,896,588
HTM securities	240,163	256,505
Advances (par value)	3,149,232	4,458,198
Mortgage loans held for portfolio	982,182	1,042,159
Liabilities and Capital:
Deposits	1,517	4,591
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,846	721,846
Class A capital stock	2,003	2,003
AOCL - non-credit OTTI	(207,119)	(244,079)
Other:
Notional amount of derivatives	6,111,680	5,425,180

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2012	2011
(in thousands)
Income:
Advances, net *	$(3,121)	$1,771
Securities purchased under agreements to resell	237	23
Federal funds sold	—	29
AFS securities	5,624	4,440
HTM securities	1,119	2,099
Mortgage loans held for portfolio	11,951	33,454
Net OTTI credit loss	(1,324)	(10,568)
Total	$14,486	$31,248
Expense:
Deposits	$—	$2
Total	$—	$2

*
Includes prepayment fee income and the effect of interest-rate exchange agreements with related parties or their affiliates hedging advances with both related parties and borrowers not meeting the definition of a related party.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no such transactions with other FHLBanks during the three months ended March 31, 2012 and 2011.
In addition, as of March 31, 2012 and December 31, 2011, we had $155,000 and $15,000 on deposit with the FHLBank of Chicago for shared Federal Home Loan Bank System (FHLBank System) expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012			As of December 31, 2011
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$446,769	$11,770	$458,539	$511,988
Unsettled consolidated obligation bonds, at par (2)	2,035,000	—	2,035,000	—
Total	$2,481,769	$11,770	$2,493,539	$511,988

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $22.3 million as of March 31, 2012 and December 31, 2011.
(2)	As of March 31, 2012, $2.0 billion were hedged with interest-rate swaps.

As of March 31, 2012, we had unsettled interest-exchange agreements with a notional amount of $2.0 billion.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit, including related commitments, ranged from 34 days to 9.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $180,000 and $170,000 as of March 31, 2012 and December 31, 2011. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby, for a fee, we agree to purchase and hold an authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. As of March 31, 2012 and December 31, 2011, we had no standby bond purchase agreements outstanding and do not anticipate entering into further agreements.
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

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from the Finance Agency's post-Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011) review or our failure to satisfy the requirements of the Consent Arrangement;

•
adverse changes in credit quality or market prices, home price declines or increases that exceed or fall short of our expectations, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) losses or capital deficiencies;

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

•
adverse changes in investor demand for consolidated obligations or increased competition from other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), as well as corporate, sovereign, and supranational entities;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our "undercapitalized" classification, our inability to redeem or repurchase capital stock or pay dividends, availability of more favorable funding alternatives, concerns about additional OTTI losses on our PLMBS and the negative impact this may have to our future earnings and financial condition, members' regulators willingness to view FHLBank advances as a reliable source of liquidity, or pending litigation adverse to the interests of certain potential or existing members;

•
actions taken by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the Finance Agency, or the Federal Deposit Insurance Corporation (FDIC), including GSE reform affecting the FHLBank System, centralized derivatives clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

•	loss of members and repayment of advances made to those members due to institutional failures, mergers, consolidations, or withdrawals from membership;

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in an under-secured position on outstanding advances;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, market, liquidity, operational, regulatory compliance, credit and collateral management, information technology, and internal controls;

•
instability or sustained deterioration in our results of operations or financial condition or adverse regulatory actions affecting the Seattle Bank or another FHLBank that could result in members or nonmember shareholders recording impairment charges on their Seattle Bank capital stock;

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
Overview
This discussion and analysis reviews our financial condition as of March 31, 2012 and December 31, 2011 and our results of operations for the three months ended March 31, 2012 and 2011. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2012 and 2011 included in “Part I. Item 1. Financial Statements" in this report as well as our annual report on Form 10-K for the year ended December 31, 2011 (2011 10-K). Our financial condition as of March 31, 2012 and our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2012 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like the other FHLBanks, our primary business activity is providing access to liquidity and funding through advances to members and eligible non-shareholder housing associates so they can meet the credit needs of their communities. We also work with our members and other entities to support affordable housing and community economic development by providing direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need.
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
Financial Condition and Results—First Quarter 2012 Highlights
U.S. economic indicators, while still mixed, began showing signs of improvement during first quarter 2012, including among other things, generally improving corporate financial results and improvements or stabilization of regional housing prices and inventories of unsold properties. Interest rates remained very low throughout first quarter 2012. In January 2012, the Federal Reserve announced that it would hold the target range for the federal funds rate between 0% and 0.25% and that it anticipates economic conditions are likely to warrant exceptionally low levels for the federal funds rate through late 2014. These actions and the possibility of additional governmental stimulus or other actions are expected to place continued downward pressure on interest rates, especially longer-term interest rates.
During first quarter 2012, Seattle Bank members continued to experience high levels of retail customer deposits and weak loan demand, which has reduced demand for wholesale funding, including FHLBank advances. Although we have continued to attract new members and make advances, additional mergers, acquisitions, or closures among our membership could further negatively impact our advance volumes.
As of March 31, 2012, we had total assets of $36.3 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $170.4 million, compared to total assets of $40.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $157.4 million as of December 31, 2011. Our outstanding advances declined to $9.3 billion as of March 31, 2012, from $11.3 billion as of December 31, 2011, primarily due to continued reduced demand for wholesale funding and maturing advances. As of March 31, 2012, our investments declined to $25.5 billion, from $27.4 billion as of December 31, 2011. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and target a total dollar level of investments. Therefore, in late March 2012, we established a cap on total investments. With this change, we will continue to increase our advance to asset ratio, but at varying rates. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. Retained earnings as of March 31, 2012 increased from that of December 31, 2011 due to our first quarter 2012 net income.
We recorded net income of $12.9 million for the three months ended March 31, 2012, an increase of $25.0 million from a net loss of $12.1 million for the same period in 2011. The increase in net income was primarily due to lower credit-related charges on PLMBS determined to be other-than-temporarily impaired and increased net interest income.
Net interest income totaled $23.2 million for the three months ended March 31, 2012, compared to $20.5 million for the same period in 2011. The increase in net interest income is primarily due to significantly lower funding costs and increased yields on investments resulting from changes in our mix of investments, the effect of premium write-offs of called securities in first quarter 2011 (with no similar write-offs in first quarter 2012), and increased advance prepayment fee income. The increases in net interest income were partially offset by the impact of a significantly lower balance of mortgage loans held for portfolio. Including the effect of interest-rate swaps associated with derivatives hedging certain of our available-for-sale (AFS) securities, adjusted net interest income was $36.5 million for the three months ended March 31, 2012, compared to $33.4 million for the same period in 2011. See "—Results of Operations for the Three Months Ended March 31, 2012 and 2011—Net Interest Income—Non-GAAP Measure - Adjusted Net Interest Income" for a detailed discussion of this non-GAAP measure.
We recorded $1.3 million of additional credit losses on our PLMBS for the three months ended March 31, 2012 and $22.7 million of such credit losses for the same period in 2011. The additional credit losses resulted from changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgage loans underlying our PLMBS. Non-credit OTTI losses are recorded in accumulated other comprehensive loss (AOCL) on our statements of condition. As of March 31, 2012, AOCL improved to $516.1 million, from $610.6 million as of December 31, 2011, primarily as a result of increases in the fair values of AFS securities determined to be other-than-temporarily impaired. See “—Financial Condition as of March 31, 2012 and December 31, 2011—Investments—Credit Risk—OTTI Assessment” and Notes 5 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for more information.
During the first three months of 2012, we continued to fulfill our mission of providing liquidity and funding for our members and their communities. The past several years have been difficult for most financial institutions, including the Seattle Bank. Although we were profitable in first quarter 2012, we continue to face a number of challenges, including declining advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. In addition, our members have experienced challenges that have resulted in mergers, acquisitions, and closures that have reduced, and may further reduce, the size of our membership base. As we work through what we expect will be a slow economic recovery, we will continue to fulfill our mission of providing liquidity and funding for our members and their communities and maintain our focus on our longer-term goals of:

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our market value of equity (MVE) and the par value of capital stock (PVCS).
In addition to a variety of other measures, we track our progress in achieving our business goals using the following key metrics:

•	MVE to PVCS ratio. As of March 31, 2012, our MVE to PVCS ratio increased to 78.2% from 74.4% as of December 31, 2011.

•	Retained earnings. As of March 31, 2012, our retained earnings increased to $170.4 million, from $157.4 million as of December 31, 2011 due to first quarter 2012 net income.

•
Return on PVCS vs. federal funds. Our annualized return on PVCS for the three months ended March 31, 2012 was 1.86%, compared to (1.74)% for the same period in 2011. The average federal funds effective rate for the three months ended March 31, 2012 was 0.11%, compared to 0.16% for the same period in 2011.

Since March 2009, we have been unable to return excess capital to our members through capital stock redemptions or repurchases or make dividend payments. We are also restricted from increasing our average quarterly asset levels above the previous quarter's average balance without Finance Agency approval. As such, we have been focused on maintaining adequate asset levels to allow for the liquidity needed to fund member advances, as well as strive to increase net income and retained earnings.
We continue to look to strategically execute on opportunities to strengthen our balance sheet and minimize our financial and other risks. For example, we have increased the balance of our medium- and longer-term secured investments to increase our spreads and minimize our credit risk. However, some actions we may take to meet our members' needs and to implement the plans developed to meet the requirements of the Consent Arrangement may adversely impact our financial condition and results of operations. In addition, legislative, regulatory, and membership changes could negatively affect our advance volumes, our cost of funds, and our flexibility in managing our business, further affecting our financial condition and results of operations.
Consent Arrangement
In October 2010, the Seattle Bank entered into the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements, and we have agreed to address and are in the process of addressing, among other things, the areas identified below.

•
Risk Management and Asset Improvement. We may not resume purchasing mortgage loans under our Mortgage Purchase Program (MPP), a program under which we ceased purchasing mortgage loans in 2005, and must resolve the technical violation of the requirement to provide supplemental mortgage insurance (SMI) on our conventional mortgage loan portfolio. In addition, we must submit to the Finance Agency, and implement once approved by the Finance Agency, plans relating to: (1) mitigating risk relating to potential further declines in the credit quality of our PLMBS portfolio; (2) increasing advances as a percentage of our total assets; and (3) collateral risk management policies. Finally, our Board of Directors (Board) must engage an independent consultant to evaluate our credit risk management, which consultant and the scope of engagement must be acceptable to the Finance Agency.

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

Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, including enhancing our credit and collateral risk management, remediating or developing plans for remediating our 2010 examination findings, and developing improved executive compensation plans (on which we received a non-objection from the Finance Agency). Further, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and establish a cap on the dollar level of investments, which we did in late March 2012. With this change, we will continue to increase our advance to asset ratio, but not at a steady rate. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. We continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements.

The Consent Arrangement also provided for a Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011). The Consent Arrangement required us to meet certain minimum financial metrics during the Stabilization Period and then requires us to maintain them for each quarter-end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio, and are reported as of March 31, 2012 above. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end during the Stabilization Period and at all quarter ends after August 2011.
The Consent Arrangement clarifies, among other things, the steps we must take to stabilize our business, improve our capital classification, and return to normal operations, including the repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully execute the plans, policies, and procedures we are developing or have developed to enhance the bank's safety and soundness and to stabilize our business, improve our capital classification, and return to normal operations, which could have a material adverse consequence to our business, including our financial condition and results of operations. Further, our failure to finalize and execute plans, policies, and procedures acceptable to the Finance Agency, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement could result in additional actions under the prompt corrective action (PCA) regulations or imposition of additional requirements or conditions by the Finance Agency, which could also have a material adverse consequence to our business, including our financial condition and results of operations.
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

Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks continues to undergo rapid change driven principally by reforms under the Housing and Economic Recovery Act, as amended (Housing Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in further changes to this environment. As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2011 10-K, the implementing regulations of these laws, rules, and regulations will likely impact our business operations, funding costs, rights, and obligations, and the environment in which the FHLBanks, including the Seattle Bank, carry out their housing finance mission. Significant regulatory actions and developments for the period covered by this report are summarized below.
Developments under the Dodd-Frank Act
The Dodd-Frank Act, among other things: (1) creates an interagency oversight council that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for mortgage-backed securities (MBS), including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau.
Mandatory Clearing of Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, record keeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, we do not expect that any of our swaps will be required to be cleared until the beginning of 2013, at the earliest.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements, established by applicable regulators. These requirements are discussed in our 2011 10-K. At this time, we do not expect that we would be required to comply with such requirements until the beginning of 2013, at the earliest.
Additional Rulemaking under the Dodd-Frank Act
The U.S. Commodity Futures Trading Commission (CFTC), the Securities and Exchange Commission (SEC), the Finance Agency, and other bank regulators are expected to continue to issue final rules implementing the foregoing requirements between now and the end of 2012. We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC and the SEC. Based on the definition in the final rules jointly issued by the CFTC and SEC in April 2012, the Seattle Bank will not be required to register as either a major swap participant or a swap dealer based on the derivative transactions that we currently enter into for the purpose of hedging and managing our interest-rate risk.
The CTFC and SEC have not finalized their rules further defining what a "swap" is. See our 2011 10-K for a discussion of how such final rules could impact call and put optionality in certain advances with the Seattle Bank's members.
Final Rule and Guidance on the Financial Stability Oversight Council's (Oversight Council's)Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies
On April 11, 2012, the Oversight Council issued a final rule, effective May 11, 2012, and guidance on the standards and procedures that the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain heightened prudential standards. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determination consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, we had $36.3 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, we had $33.0 billion in total outstanding consolidated obligations, our principal form of outstanding debt);

•
a second stage that would involve a robust analysis by the Oversight Council of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage that would analyze the subject nonbank financial company using additional information collected directly from such company.
The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for us, the Finance Agency) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. Under a separate rule that has been proposed by the Federal Reserve, but is not yet final, the Seattle Bank would be a nonbank financial company. If we are designated by the Oversight Council for Federal Reserve supervision and become subject to the additional prudential standards, our operations and business could be adversely impacted by additional costs and business activity restrictions resulting from such oversight.
Federal Reserve's Proposed Rule on Prudential Standards
On January 5, 2012, the Federal Reserve issued a proposed rule (with a comment deadline of April 30, 2012) that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to U.S. financial stability. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel Committee on Banking Supervision's (Basel Committee's) international capital and liquidity framework (as discussed in further detail below in "—Other Significant Developments"). Our operations and business could be adversely impacted by additional costs and business activity restrictions if we are subject to the prudential standards as proposed.
Finance Agency Regulatory Actions
Final Rule on Private Transfer Fee Covenants
On March 16, 2012, the Finance Agency issued a final rule, which will be effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of investments that we are eligible to make, our business or results of operations could be adversely impacted.
Framework for Adversely Classifying Loans, Other Real Estate Owned (REO), and Other Assets and Listing Assets for Special Mention
On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, (AB 2012-02), Framework For Adversely Classifying Loans, Other Real Estate Owned, And Other Assets And Listing Assets For Special Mention. The guidance establishes a standard and uniform methodology for identification and adverse classification of specified assets and off-balance sheet credit exposures and proscribes the timing of asset charge-offs. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Accounting Management Policy issued by federal bank regulators in June 2000. AB 2012-02 was effective upon issuance. We are currently assessing the operational and accounting impacts of AB 2012-02 and have not yet determined the effect, if any, that this guidance will have on our financial condition or results of operations.
Other Significant Developments
Home Affordable Refinance Program (HARP) Changes and Other Foreclosure Prevention Efforts
The Finance Agency, Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) have announced a series of changes to the HARP that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013, for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.
Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals, such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well.
Further, a settlement was announced in March 2012 between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances, including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.
These programs, proposals, and settlements could ultimately impact our investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on our investments, including PLMBS as well as on our securities and loan collateral and on the creditworthiness of any of our members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in PLMBS, based on developments such as these. Additional developments could result in further increases to our loss projections from these investments.
In addition, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in agency MBS. If that should occur, these investments would be paid off in advance of our original expectations, subjecting us to resulting premium acceleration and reinvestment risk.
Housing Finance and GSE Reform
On February 11, 2011, the U.S. Treasury and the Department of Housing and Urban Development (HUD) issued a report to the U.S. Congress on reforming the U.S. housing finance market. The report's primary focus is on providing, for Congressional consideration, options regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama administration has noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.
The U.S. Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of the report to Congress, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace, and the report sets forth possible reforms for the FHLBank System. These possible reforms are detailed in our 2011 10-K.
GSE reform has not significantly progressed so far in 2012, but we expect that GSE legislation will continue to be a topic of discussion. While there are no proposals for specific changes to the FHLBanks, we could be affected in numerous ways by currently contemplated changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown and will depend on the legislation, if any, that is finally enacted.
Basel Committee Capital and Liquidity Framework
In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.
On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, as discussed above in "—Final Rule and Guidance on the Oversight Council's Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies." The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.
While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for FHLBank System consolidated obligations to the extent that impacted institutions divest or limit their investments in FHLBank System consolidated obligations. On the other hand, the new requirements could incent our members to take our term advances to create and maintain balance sheet liquidity.
Selected Financial Data

The following selected quarterly financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included in this report.

Selected Financial Data	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$36,273	$40,184	$40,386	$43,106	$45,938
Investments (1)	25,500	27,369	27,816	29,005	30,479
Advances	9,343	11,292	10,972	11,161	12,332
Mortgage loans held for portfolio, net (2)	1,277	1,357	1,439	1,495	2,962
Mortgage loans held for sale	—	—	—	1,324	—
Resolution Funding Corporation (REFCORP) deferred asset (3)	—	—	—	—	15
Deposits and other borrowings	340	287	365	310	305
Consolidated obligations, net:
Discount notes	13,112	14,034	12,838	9,334	13,197
Bonds	19,928	23,221	24,475	30,062	29,729
Total consolidated obligations, net	33,040	37,255	37,313	39,396	42,926
Mandatorily redeemable capital stock	1,061	1,061	1,059	1,034	1,033
Affordable Housing Program (AHP) payable	14	13	12	4	5
Capital stock:
Class A capital stock - putable	119	119	120	125	125
Class B capital stock - putable	1,621	1,621	1,621	1,641	1,640
Total capital stock	1,740	1,740	1,741	1,766	1,765
Retained earnings:
Unrestricted	143	132	122	33	61
Restricted	27	25	22	—	—
Total retained earnings	170	157	144	33	61
AOCL	(516)	(611)	(530)	(499)	(531)
Total capital	1,394	1,286	1,355	1,300	1,295

Selected Financial Data (continued)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(in millions, except percentages)
Statements of Operations (for the quarter ended)
Interest income	$81	$79	$96	$95	$99
Net interest income	23	18	33	24	21
Other income (loss)	10	14	102	(37)	(15)
Other expense	19	18	16	15	18
Income (loss) before assessments	14	14	119	(28)	(12)
Assessments	1	1	8	—	—
Net income (loss)	13	13	111	(28)	(12)
Financial Statistics (for the quarter ended)
Return on average equity	3.89%	4.02%	32.52%	(8.60)%	(3.88)%
Return on average assets	0.14%	0.13%	1.01%	(0.25)%	(0.10)%
Average equity to average assets	3.62%	3.14%	3.12%	2.90%	2.68%
Regulatory capital ratio (4)	8.19%	7.36%	7.29%	6.57%	6.22%
Net interest margin (5)	0.25%	0.20%	0.32%	0.21%	0.18%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans, net includes allowance for credit losses of $5.7 million for the quarters ended March 31, 2012 and December 31, 2011, $3.2 million for the quarter ended September 30, 2011, and $1.8 million for the quarters ended June 30, 2011 and March 31, 2011.

(3)
Due to our overpayment of quarterly REFCORP assessments in prior years, as of March 31, 2011, we were entitled to a refund of $14.6 million, which was recorded in "other assets" on our statements of condition. This refund was received on April 15, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation; as a result, we did not record any REFCORP assessments for the quarters ended March 31, 2012, December 31, 2011, and September 30, 2011.

(4)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of March 31, 2012 and December 31, 2011
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of March 31, 2012 declined from December 31, 2011, to $9.3 billion from $11.3 billion, and to 25.8% from 28.1%. These declines were primarily due to continued reduced demand for wholesale funding and maturing advances. As of March 31, 2012, our investments declined to $25.5 billion, from $27.4 billion as of December 31, 2011. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and target a total dollar level of investments, Therefore, in late March 2012, we established a cap on total investments. With this change, we will continue to increase our advance to asset ratio, but at varying rates than previously planned. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings.

The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2012 and December 31, 2011.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	March 31, 2012	December 31, 2011
(in percentages)
Advances	25.8	28.1
Investments:
Short-term	41.7	41.4
Medium-/long-term	28.6	26.7
Subtotal	70.3	68.1
Mortgage loans	3.5	3.4
Other assets	0.4	0.4
Total	100.0	100.0
We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2012 and December 31, 2011.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	March 31, 2012	December 31, 2011
(in percentages)
Consolidated obligations	91.1	92.7
Deposits	0.9	0.7
Other liabilities *	4.1	3.4
Total capital	3.9	3.2
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 2.9% and 2.6% of total liabilities and capital as of March 31, 2012 and December 31, 2011, is recorded in other liabilities.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
 Advances decreased by 17.3%, or $2.0 billion, to $9.3 billion as of March 31, 2012, compared to $11.3 billion as of December 31, 2011. This decline was primarily due to lower demand for wholesale funding and maturing advances during the first quarter 2012. Overall member demand for advances declined, primarily due to increased retail deposit levels and continued low consumer loan activity at their institutions.

The following table summarizes the par value of our advances outstanding by member type as of March 31, 2012 and December 31, 2011.

	As of	As of
Par Value of Advances by Member Type	March 31, 2012	December 31, 2011
(in thousands)
Commercial banks	$5,604,554	$7,496,620
Thrifts	2,612,259	2,629,627
Credit unions	378,807	389,033
Total member advances	8,595,620	10,515,280
Housing associates	2,814	3,082
Nonmember borrowers	387,807	391,648
Total par value of advances	$8,986,241	$10,910,010
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions, including decreased demand, have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers (at the holding company level) as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Top Five Borrowers by Holding Company Advances Outstanding *	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$2,945,401	32.8	$4,251,471	39.0
Washington Federal, Inc.	1,950,000	21.7	1,950,000	17.9
Glacier Bancorp, Inc.	974,038	10.8	1,049,046	9.5
Umpqua Holdings Corporation	245,016	2.7	not in top 5	not in top 5
Sterling Financial Corporation	204,186	2.3	304,236	2.8
Capmark Bank	not in top 5	not in top 5	391,113	3.6
Total	$6,318,641	70.3	$7,945,866	72.8

*
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than that of individual member institutions.

As of March 31, 2012 and December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 26 and 21 months.

The following table summarizes our advance portfolio by product type as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$4,485	0.1	$14,135	0.1
Adjustable interest-rate advances	264,500	2.9	619,536	5.7
Fixed interest-rate advances:
Non-amortizing advances	5,839,881	65.0	6,544,954	60.1
Amortizing advances	365,559	4.1	385,569	3.5
Structured advances:
Putable advances	2,250,516	25.0	3,084,516	28.2
Capped floater advances	10,000	0.1	10,000	0.1
Floating-to-fixed convertible advances *	115,000	1.3	115,000	1.1
Symmetrical prepayment	136,300	1.5	136,300	1.2
Total par value	$8,986,241	100.0	$10,910,010	100.0

*	These advances have passed their conversion date and have converted to fixed interest rates.

Advance demand was generally for short-term advances during first quarter 2012, although the percentage of outstanding advances maturing in one year or less decreased to 50.0%, or $4.5 billion, as of March 31, 2012, from 53.7%, or $5.9 billion, as of December 31, 2011. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 96.9% as of March 31, 2012, compared to 94.1% as of December 31, 2011, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of March 31, 2012.

	As of March 31, 2012
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$4,380,488	$113,985	$4,494,473
Due after one year	4,326,768	165,000	4,491,768
Total par value	$8,707,256	$278,985	$8,986,241
The total weighted-average interest rate on our advance portfolio increased to 2.24% as of March 31, 2012, from 2.10% as of December 31, 2011. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, member liquidity, and member wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the three months ended March 31, 2012, many of our members continued to have less need for our advances as they experienced among other things, increases in retail customer deposits and continued low customer loan activity. We periodically review our advance pricing structure to determine whether it remains competitive, complies with regulatory requirements, and generates sufficient income to support our operations.
Our advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. We may also offer advance promotions from time to time, where advances of specific structures are offered at lower rates than our daily market-based pricing. Our members' use of auction funding pricing increased during the first three months of 2012 compared to the same period in 2011, with an offsetting decrease in differential pricing, due primarily to favorable pricing execution on the auction funding pricing option. Although its use declined, differential pricing comprised the largest percentage of new advances in both periods. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Advance Pricing Alternatives	2012	2011
(in percentages)
Differential	84.6	97.6
Daily market-based	0.7	2.3
Auction funding	14.7	0.1
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, our members' ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. We are currently precluded from repurchasing, redeeming, or paying dividends on our capital stock as a result of our "undercapitalized" classification by the Finance Agency and the terms of the Consent Arrangement. The Consent Arrangement clarifies the steps we must take to no longer be deemed "undercapitalized" and, provided we achieve and maintain certain financial and operations metrics and requirements, to begin repurchasing and redeeming member capital stock. However, we cannot provide assurance that we will be able to meet all of these requirements or other requirements of the Finance Agency. Accordingly, we may remain classified as "undercapitalized" and unable to repurchase, redeem, or pay dividends on capital stock for some time.
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and establish a cap on the dollar level of investments, which we did in late March 2012. With this change, we will continue to increase our advance to asset ratio, but not at a steady rate. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and decreasing our members' confidence in us.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2012 and December 31, 2011, we had $4.9 billion and $7.3 billion in total advances in excess of $1.0 billion per borrower outstanding to two and three borrowers (measured at the holding company level). We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs and economic conditions. As of March 31, 2012, the number of institutions rated in our low risk category improved to 63% of our membership, from 57% as of December 31, 2011. Should the financial condition of a borrower decline or become otherwise impaired, we may require the borrower to physically deliver collateral or provide additional collateral to us. As of March 31, 2012 and December 31, 2011, 25% of our borrowers were on the physical possession collateral arrangement, representing 9% and 11% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or National Credit Union Association (NCUA) since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. For collateral pledged by a member that is deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of March 31, 2012 and December 31, 2011, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report.

Investments
We maintain portfolios of short- and medium-/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and short-term Temporary Liquidity Guarantee Program (TLGP) notes, while medium-/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, or that carry the highest credit ratings from Moody's Investor Service (Moody's) or Standard & Poor's (S&P) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and longer-term TLGP notes securities. Our investment securities are classified either as AFS or HTM.

The tables below present the carrying values and yields of our AFS and HTM securities and the carrying value of our other investments by major security type and contractual maturity as of March 31, 2012 and December 31, 2011. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2012
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and Tennessee Valley Authority (TVA)	$1,878,967	$626,959	$—	$175,184	$2,681,110
TLGP	5,392,610	—	—	—	5,392,610
Other U.S. obligations	—	—	—	41,567	41,567
Total non-MBS	7,271,577	626,959	—	216,751	8,115,287
MBS:
PLMBS	—	—	—	1,312,043	1,312,043
Total MBS	—	—	—	1,312,043	1,312,043
Total AFS securities	$7,271,577	$626,959	$—	$1,528,794	$9,427,330
Yield on AFS securities	0.42%	0.66%	—%	0.92%	0.56%
HTM securities:
Non-MBS:
Commercial paper	$99,968	$—	$—	$—	$99,968
Certificates of deposit	267,000	—	—	—	267,000
Other U.S. obligations	—	652	9,776	14,229	24,657
GSE and TVA	299,790	—	—	—	299,790
State and local housing agency obligations	—	—	—	3,015	3,015
Total non-MBS	666,758	652	9,776	17,244	694,430
MBS:
Other U.S obligations residential MBS	4	18	—	159,940	159,962
GSE residential MBS	—	—	588,292	4,514,639	5,102,931
Residential PLMBS	—	—	127,932	612,554	740,486
Total MBS	4	18	716,224	5,287,133	6,003,379
Total HTM securities	$666,762	$670	$726,000	$5,304,377	$6,697,809
Yield on HTM securities	2.86%	1.49%	1.18%	1.61%	1.69%
Securities purchased under agreements to resell	$3,500,000	$—	$—	$—	$3,500,000
Federal funds sold	5,875,000	—	—	—	5,875,000
Total investments	$17,313,339	$627,629	$726,000	$6,833,171	$25,500,139

	As of December 31, 2011
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$2,705,957	$902,016	$—	$44,700	$3,652,673
TLGP	6,085,681	—	—	—	6,085,681
Total non-MBS	8,791,638	902,016	—	44,700	9,738,354
MBS:
PLMBS	—	—	—	1,269,399	1,269,399
Total MBS	—	—	—	1,269,399	1,269,399
Total AFS securities	$8,791,638	$902,016	$—	$1,314,099	$11,007,753
Yield on AFS securities	0.50%	0.60%	—%	0.84%	0.58%
HTM securities:
Non-MBS:
Certificates of deposit	$680,000	$—	$—	$—	$680,000
Other U.S. obligations	—	—	10,875	14,655	25,530
GSE and TVA	89,989	299,737	—	—	389,726
State and local housing agency obligations	—	—	—	3,135	3,135
Total non-MBS	769,989	299,737	10,875	17,790	1,098,391
MBS:
Other U.S obligations residential MBS	5	20	—	165,406	165,431
GSE residential MBS	—	—	622,918	3,808,169	4,431,087
Residential PLMBS	—	—	114,090	691,591	805,681
Total MBS	5	20	737,008	4,665,166	5,402,199
Total HTM securities	$769,994	$299,757	$747,883	$4,682,956	$6,500,590
Yield on HTM securities	0.93%	6.07%	1.18%	1.89%	1.89%
Securities purchased under agreements to resell	$3,850,000	$—	$—	$—	$3,850,000
Federal funds sold	6,010,699	—	—	—	6,010,699
Total investments	$19,422,331	$1,201,773	$747,883	$5,997,055	$27,369,042
As of March 31, 2012, our investments declined to $25.5 billion, from $27.4 billion as of December 31, 2011. However, in late March 2012, we modified our mix of investments, redeploying $751.8 million from short-term unsecured investments to medium- and longer-term secured investments. Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and establish a cap on the dollar level of investments, which we did in late March 2012. With this change, we will continue to increase our advance to asset ratio, but not at a steady rate. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of March 31, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	March 31, 2012	December 31, 2011
(in thousands)
Freddie Mac	$900,491	$1,991,402
Fannie Mae	397,192	398,852
Federal Farm Credit Bank (FFCB)	1,208,243	1,307,708
TVA	474,974	344,437
Total	$2,980,900	$4,042,399

Our investment in Freddie Mac debt obligations declined due to maturities in first quarter 2012.
MBS Investments
Our MBS investments represented 264.2% and 225.6% of our regulatory capital as of March 31, 2012 and December 31, 2011. Finance Agency regulation limits our investment in MBS and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities. As of March 31, 2012 and December 31, 2011, our MBS investments included $2.5 billion in Freddie Mac MBS and $2.6 billion and $2.0 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of March 31, 2012 and December 31, 2011 and for credit rating downgrades subsequent to March 31, 2012.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. We had no similar transfers in first quarter 2012. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
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

The following table presents our unsecured credit exposure on securities purchased from private counterparties with maturities generally ranging from overnight to nine months as of March 31, 2012 and December 31, 2011. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure	March 31, 2012	December 31, 2011
(in thousands)
Federal funds sold	$5,875,447	$6,011,965
Certificates of deposit	267,045	680,097
Commercial paper	99,968	—
Total	$6,242,460	$6,692,062

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

The following tables summarize the carrying value of our investments and their credit ratings as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$500,000	$3,000,000	$—	$—	$3,500,000
Federal funds sold	—	3,345,000	2,530,000	—	—	—	5,875,000
Investment securities:
Commercial paper	—	99,968	—	—	—	—	99,968
Certificates of deposit	—	—	267,000	—	—	—	267,000
U.S. agency obligations	—	3,035,681	—	—	—	11,443	3,047,124
State or local housing investments	—	3,015	—	—	—	—	3,015
TLGP securities	—	5,392,610	—	—	—	—	5,392,610
Total non-MBS	—	11,876,274	3,297,000	3,000,000	—	11,443	18,184,717
Residential MBS:
Other U.S. agency	—	159,962	—	—	—	—	159,962
GSEs	—	5,102,931	—	—	—	—	5,102,931
PLMBS	172,511	50,348	54,404	152,956	1,622,310	—	2,052,529
Total MBS	172,511	5,313,241	54,404	152,956	1,622,310	—	7,315,422
Total investments	$172,511	$17,189,515	$3,351,404	$3,152,956	$1,622,310	$11,443	$25,500,139

	As of March 31, 2012
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$48,946	$70,048	$1,015,104	$400,470	$73,369	$14,373	$1,622,310

	As of December 31, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$850,000	$3,000,000	$—	$—	$3,850,000
Federal funds sold	—	4,019,000	1,991,699	—	—	—	6,010,699
Investment securities:
Certificates of deposit	—	414,000	266,000	—	—	—	680,000
U.S. agency obligations	—	4,056,116	—	—	—	11,813	4,067,929
State or local housing investments	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,085,681	—	—	—	—	6,085,681
Total non-MBS	—	14,577,932	3,107,699	3,000,000	—	11,813	20,697,444
Residential MBS:
Other U.S. agency	—	165,431	—	—	—	—	165,431
GSEs	—	4,431,087	—	—	—	—	4,431,087
PLMBS	206,990	57,054	82,094	137,228	1,591,714	—	2,075,080
Total MBS	206,990	4,653,572	82,094	137,228	1,591,714	—	6,671,598
Total investments	$206,990	$19,231,504	$3,189,793	$3,137,228	$1,591,714	$11,813	$27,369,042

	As of December 31, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$49,384	$71,202	$991,831	$396,307	$68,288	$14,702	$1,591,714

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of March 31, 2012. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Three Months Ended March 31, 2012
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$133,846	$—	$—	$—	$—	$133,846
AA	14,041	—	—	—	—	14,041
A	8,582	—	—	—	—	8,582
BB	130	—	—	—	—	130
Total unpaid principal balance	$156,599	$—	$—	$—	$—	$156,599
Amortized cost basis	$156,365	$—	$—	$—	$—	$156,365
Gross unrealized losses	$(3,819)	$—	$—	$—	$—	$(3,819)
Fair value	$153,242	$—	$—	$—	$—	$153,242
Weighted-average percentage of fair value to unpaid principal balance	97.9%	—	—	—	—	97.9%
Original weighted-average credit enhancement	2.8%	—	—	—	—	2.8%
Weighted-average credit enhancement	14.2%	—	—	—	—	14.2%
Weighted-average collateral delinquency	4.4%	—	—	—	—	4.4%

	As of and for the Three Months Ended March 31, 2012
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$38,936	$—	$—	$—	$—	$38,936
AA	37,859	—	—	—	—	37,859
A	45,874	—	—	—	—	45,874
BBB	152,997	102,720	—	—	1,310	48,967
Below investment grade:
BB	48,797	—	—	—	36,522	12,275
B	84,232	16,680	—	27,938	30,547	9,067
CCC	1,585,094	199,939	703,403	565,372	116,380	—
CC	775,066	124,390	463,119	171,104	16,453	—
C	122,836	—	122,836	—	—	—
D	33,871	—	29,556	—	4,315	—
Total unpaid principal balance	$2,925,562	$443,729	$1,318,914	$764,414	$205,527	$192,978
Amortized cost basis	$2,415,680	$433,516	$1,034,424	$567,575	$187,383	$192,782
Gross unrealized losses	$(616,903)	$(107,143)	$(291,312)	$(151,722)	$(56,594)	$(10,132)
Fair value	$1,800,063	$326,373	$743,112	$415,853	$130,992	$183,733
OTTI:
Credit-related OTTI charge taken	$(1,324)	$—	$—	$(1,323)	$(1)	$—
Non-credit-related OTTI charge taken	1,324	—	—	1,323	1	—
Total OTTI charge taken	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	61.5%	73.6%	56.3%	54.4%	63.7%	95.2%
Original weighted-average credit enhancement	37.1%	34.7%	38.9%	45.9%	29.1%	4.5%
Weighted-average credit enhancement	30.0%	31.9%	29.9%	34.7%	28.7%	9.2%
Weighted-average collateral delinquency	44.2%	25.3%	50.2%	57.4%	32.5%	6.3%

The following table provides information on our PLMBS in unrealized loss positions as of March 31, 2012, as well as applicable credit rating information as of April 30, 2012.

	As of March 31, 2012					April 30, 2012 Rating Based on March 31, 2012 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$91,134	$90,947	$(3,819)	5.4	83.7	83.7	0.1	2.2
Total PLMBS backed by prime loans	91,134	90,947	(3,819)	5.4	83.7	83.7	0.1	2.2
Alt-A:
Option ARMs	2,032,951	1,633,595	(472,350)	51.7	—	—	100.0	—
Alt-A and other	843,472	733,025	(144,553)	28.6	0.5	0.5	73.1	—
Total PLMBS backed by Alt-A loans	2,876,423	2,366,620	(616,903)	44.9	0.1	0.1	92.1	—
Total PLMBS	$2,967,557	$2,457,567	$(620,722)	43.7	2.7	2.7	89.3	0.1
The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012			As of December 31, 2011
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$108,302	$48,297	$156,599	$128,961	$54,810	$183,771
Alt-A	34,545	2,891,017	2,925,562	41,572	2,981,310	3,022,882
Total	$142,847	$2,939,314	$3,082,161	$170,533	$3,036,120	$3,206,653

Rating Agency Actions
Subsequent to March 31, 2012 and prior to April 30, 2012, seven PLMBS securities and one non-PLMBS were downgraded by the credit rating agencies. In addition, one PLMBS and one non-PLMBS were on negative watch as of April 30, 2012. These ratings actions are reflected within the tables below.

Investment Rating Downgrades		Based on Values as of March 31, 2012
As of March 31, 2012	As of April 30, 2012	PLMBS		Non-PLMBS
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
AAA	AA	$3,689	$3,693	$—	$—
AA	A	10,869	10,956	99,968	99,968
AA	BBB	7,959	6,932	—	—
A	BBB	11,257	10,170	—	—
Total		$33,774	$31,751	$99,968	$99,968

	Based on Values as of March 31, 2012
	PLMBS		Non-PLMBS
Investments on Negative Watch as of April 30, 2012	Carrying Value	Fair Value	Carrying Value	Fair Value
(in thousands)
AAA	$1,983	$1,981	$—	$—
AA	—	—	267,000	267,000
Total	$1,983	$1,981	$267,000	$267,000
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of March 31, 2012.
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
Because of increased actual and forecasted credit deterioration as of March 31, 2012, we recorded additional OTTI credit losses in first quarter 2012 on three securities determined to be other-than-temporarily impaired in prior reporting periods. We had no new securities determined to be other-than-temporarily impaired in first quarter 2012.
The following table summarizes the OTTI charges recorded on our PLMBS (of which no additional investments were determined to be other-than-temporarily impaired in first quarter 2012) for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012			2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI losses in prior periods	$(1,324)	$1,324	$—	$(22,740)	$22,725	$(15)
Total	$(1,324)	$1,324	$—	$(22,740)	$22,725	$(15)
Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition in AOCL. For the three months ended March 31, 2012 and 2011, our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to the period's earnings. AOCL was also impacted by changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and, to a significantly lesser extent, pension benefits, during such periods. AOCL decreased by $94.5 million and $135.9 million for the three months ended March 31, 2012 and 2011. See the Statement of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements" in this report for tabular presentations of AOCL for the three months ended March 31, 2012 and 2011.

The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended March 31, 2012, as well as the related current credit enhancement, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The following table summarizes key information as of March 31, 2012 for the PLMBS on which we recorded OTTI charges for the three months ended March 31, 2012.

	As of March 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Q1 2012 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS *	$—	$—	$—	$—	$120,025	$86,948	$67,432
Total other-than-temporarily impaired PLMBS	$—	$—	$—	$—	$120,025	$86,948	$67,432

*	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

The following tables summarize key information as of March 31, 2012 and December 31, 2011 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2012 and December 31, 2011).

	As of March 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$39,358	$38,576	$29,513	$29,767	$2,331,419	$1,822,496	$1,312,043
Total other-than-temporarily impaired PLMBS	$39,358	$38,576	$29,513	$29,767	$2,331,419	$1,822,496	$1,312,043

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total other-than-temporarily impaired PLMBS	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 25 years as of March 31, 2012. Through March 31, 2012, two of our securities have suffered actual cash losses, totaling $3.8 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The stress test scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.2 billion in conventional mortgage loans and $113.9 million and $118.8 million in government-guaranteed mortgage loans as of March 31, 2012 and December 31, 2011. The portfolio decreased slightly for the three months ended March 31, 2012 due to our receipt of $77.0 million in principal payments.
We have not purchased mortgage loans under the MPP since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value ratios (i.e., outstanding mortgage loans as a percentage of appraised values) at origination of our conventional mortgage loans held for portfolio as of March 31, 2012 and December 31, 2011. The FICO scores in the table below represent the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	March 31, 2012	December 31, 2011
(in percentages, except weighted-average FICO score)
>620	0.1	0.1
620 to < 660	3.1	3.2
660 to < 700	19.3	19.1
700 to < 740	32.4	32.2
>= 740	45.1	45.4
Weighted-average FICO score	733	733

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	March 31, 2012	December 31, 2011
(in percentages)
<= 60%	19.8	20.2
> 60% to 70%	20.9	20.7
> 70% to 80%	53.1	53.0
> 80% to 90% *	3.5	3.5
> 90% *	2.7	2.6
Weighted-average loan-to-value	69.8	69.7

*	Private mortgage insurance (PMI) required at origination.

As of March 31, 2012 and December 31, 2011, approximately 76% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.).
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our first quarter 2012 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses was sufficient to absorb the expected credit losses on our mortgage loan portfolio and, as a result, we recorded no provision for credit losses for the three months ended March 31, 2012. Our allowance for credit losses totaled $5.7 million as of March 31, 2012 and December 31, 2011.
The following table provides a summary of the activity in our allowance for credit losses as well as our recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the periods ended March 31, 2012 and 2011.

	As of and for the Period Ended
Past Due and Nonaccrual Mortgage Loan Data	March 31, 2012	March 31, 2011
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$18,165	$63,204
Nonaccrual loans	$53,270	$8,410
Allowance for credit losses on mortgage loans:
Balance, beginning of period	$5,704	$1,794
Charge-offs	—	—
Provision for credit losses	—	—
Balance, end of period	$5,704	$1,794
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$801	$120
Interest actually recognized in income during the period	—	—
Shortfall	$801	$120

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the applicable LRA.

In addition to PMI and LRA, we formerly maintained SMI to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by a nationally recognized statistical rating organization (NRSRO) must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our SMI provider, from “AA-” to “A,” and on April 25, 2008, we cancelled our SMI policies. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by regulation.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our REO as of March 31, 2012 and December 31, 2011.
As of March 31, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.

Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on our 1,209 outstanding government-insured mortgage loans as of March 31, 2012.We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of March 31, 2012 and December 31, 2011, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $60.0 million and $69.6 million and derivative liabilities of $158.3 million and $147.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during first quarter 2012.
We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in accounting principles generally accepted in the United States (GAAP) are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we may use interest-rate swaps to adjust the interest-rate sensitivity of consolidated obligations to approximate the interest-rate sensitivity of advances or other assets.

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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of March 31, 2012 and December 31, 2011. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2012		As of December 31, 2011
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,987,109	$(365,634)	$5,727,142	$(388,856)
Investments:
Fair value - existing cash item	3,403,905	(42,368)	3,446,571	(49,233)
Consolidated obligation bonds:
Fair value - existing cash item	17,044,110	273,609	17,763,335	307,597
Non-qualifying economic hedges	500,000	68	510,000	48
Total	17,544,110	273,677	18,273,335	307,645
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	749,621	(55)
Balance sheet:
Non-qualifying economic hedges	750,000	(141)	—	—
Total notional and fair value	$25,685,124	(134,466)	$28,196,669	(130,499)
Accrued interest at period end		13,024		27,928
Cash collateral held by counterparty - assets		49,266		55,113
Cash collateral held from counterparty - liabilities		(26,110)		(30,600)
Net derivative balance		$(98,286)		$(78,058)

Net derivative asset balance		$59,993		$69,635
Net derivative liability balance		(158,279)		(147,693)
Net derivative balance		$(98,286)		$(78,058)

The total notional amount of interest-rate exchange agreements hedging advances declined by $1.7 billion, to $4.0 billion (including a decline of $138.5 million, to $2.6 billion, in hedged advances using short-cut hedge accounting), as of March 31, 2012, from $5.7 billion as of December 31, 2011, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $719.2 million, to $17.0 billion, as of March 31, 2012, from $17.8 billion as of December 31, 2011. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $1.0 billion as of March 31, 2012, from $1.1 billion as of December 31, 2011. In 2010, we discontinued the use of the short-cut hedge accounting designation on new hedging relationships.
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
We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In addition, in determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2012 and December 31, 2011, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $86.1 million and $100.2 million, including $57.2 million and $21.8 million of net accrued interest receivable. We held cash collateral of $26.1 million and $30.6 million from our counterparties for net credit risk exposures of $60.0 million and $69.6 million as of March 31, 2012 and December 31, 2011. We held $45.6 million and $47.8 million of securities collateral, primarily consisting of U.S. Treasury securities, from our counterparties as of March 31, 2012 and December 31, 2011. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to “AA+” with a negative outlook. The S&P rating downgrade did not impact our collateral delivery requirements as the Seattle Bank was already rated "AA+". The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2012 was $207.5 million, for which we posted collateral of $49.3 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level, we would have been required to deliver up to $79.3 million of additional collateral to our derivative counterparties as of March 31, 2012.
Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA-	$5,287,745	$538		$—	$538
A+	10,422,960	23		—	23
A	6,167,180	49,389	*	45,635	3,754
A-	3,807,239	10,043		—	10,043
Total	$25,685,124	$59,993		$45,635	$14,358

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA-	$7,388,366	$1,379		$—	$1,379
A+	10,135,398	—		—	—
A	6,549,166	58,456	*	47,768	10,688
A-	4,123,739	9,800		—	9,800
Total	$28,196,669	$69,635		$47,768	$21,867

*	Cash collateral held of $26.1 million and $30.6 million as of March 31, 2012 and December 31, 2011 are included in our derivative asset balances.

We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both March 31, 2012 and December 31, 2011, 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements.
Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to "AA+” with a negative outlook. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues of "A-1+". There was no material impact to our cost of funds as a result of the August 2011 downgrade.
The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Consolidated Obligations	March 31, 2012	December 31, 2011
(in thousands)
Discount notes	$13,111,805	$14,034,507
Bonds	19,928,249	23,220,596
Total	$33,040,054	$37,255,103

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of March 31, 2012 and 2011.

	As of March 31,
	2012		2011
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$13,112,862	$2,856,000	$13,198,098	$4,000,000
Weighted-average interest rate as of period end	0.06%	0.13%	0.09%	0.33%
Daily average outstanding for the period	$12,061,146	$5,070,286	$13,075,034	$4,628,000
Weighted-average interest rate for the period	0.05%	0.14%	0.15%	0.33%
Highest outstanding balance at any month-end for the period	$13,112,862	$5,606,000	$13,256,772	$4,420,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 6.6%, to a par amount of $13.1 billion as of March 31, 2012, from $14.0 billion as of December 31, 2011. The decrease in consolidated obligation discount notes reflected the overall decrease in the bank's total assets.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased 14.2% to a par amount of $19.6 billion as of March 31, 2012, from $22.9 billion as of December 31, 2011. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets.
The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$17,673,270	90.1	$19,729,995	86.2
Step-up	1,755,000	8.9	2,090,000	9.1
Variable	—	—	850,000	3.7
Capped variable	200,000	1.0	200,000	0.9
Range	—	—	10,000	0.1
Total par value	$19,628,270	100.0	$22,879,995	100.0

Fixed interest-rate consolidated obligation bonds decreased by $2.1 billion to $17.7 billion as of March 31, 2012, from December 31, 2011, due to lower overall asset balances. Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $1.2 billion, to $1.9 billion, as of March 31, 2012, from $3.2 billion as of December 31, 2011, primarily due to the maturity of our variable interest-rate consolidated obligation bonds and our exercise of certain call options on our step-up and range consolidated obligation bonds. The interest rate on a range consolidated obligation bond is a fixed interest rate, based on a LIBOR range, and the interest rate on a step-up consolidated obligation is a fixed interest rate that increases at contractually specified dates.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,416,500	1.28	$12,349,000	0.76
Due after one year through two years	5,604,000	1.27	2,902,225	2.18
Due after two years through three years	1,428,500	3.99	1,374,500	4.27
Due after three years through four years	901,660	3.02	1,160,160	1.85
Due after four years through five years	1,600,000	1.22	1,416,500	2.17
Thereafter	3,677,610	3.92	3,677,610	4.05
Total par value	19,628,270	2.04	22,879,995	1.82
Premiums	5,078		5,706
Discounts	(14,723)		(15,970)
Hedging adjustments	309,667		350,891
Fair value option valuation adjustments	(43)		(26)
Total	$19,928,249		$23,220,596

The fair value of bifurcated derivatives relating to $10.0 million of range consolidated obligation bonds as of December 31, 2011 was a net liability of $36,000 and was included in the carrying value of the bonds on our statement of condition and included in the table above. We had no consolidated obligation bonds with bifurcated derivatives as of March 31, 2012.
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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to LIBOR and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. This strategy is often less expensive than borrowing through the issuance of bullet consolidated obligation bonds and discount notes. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.
Our callable consolidated obligation bonds outstanding increased by $798.8 million, to $9.7 billion, as of March 31, 2012, compared to December 31, 2011. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds increased as of March 31, 2012 to 49.3%, compared to 38.8% as of December 31, 2011, primarily due to their relative funding cost versus non-callable consolidated obligation bonds and to maturities of non-callable consolidated obligations during first quarter 2012.
During the three months ended March 31, 2012 and 2011, we called certain high-cost debt primarily to lower our relative cost of funds in future years, as the future yield of the replacement debt is expected to be lower than the yield for the called debt. We continue to review our consolidated obligation portfolio for opportunities to call or early extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets. The par amount of consolidated obligations called or extinguished during the three months ended March 31, 2012 and 2011 totaled $7.5 billion and $5.9 billion. See “—Results of Operations for the Three Months Ended March 31, 2012 and 2011—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $53.1 million, to $340.2 million as of March 31, 2012, compared to $287.0 million as of December 31, 2011. Demand deposits comprised the largest percentage of deposits, representing 86.2% and 95.7% of deposits as of March 31, 2012 and December 31, 2011. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

Capital Resources and Liquidity
Our capital resources consist of capital stock held by our members and nonmember shareholders (i.e., former members that own capital stock as a result of a merger with or acquisition by an institution that is not a member of the Seattle Bank) and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.
Capital Resources
Our total capital increased by $107.4 million, to $1.4 billion, as of March 31, 2012, from December 31, 2011. This increase primarily resulted from improvements in the fair value of our AFS investments determined to be other-than-temporarily impaired and first quarter 2012 net income.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
March 31, 2012	$158,864	$2,641,580
December 31, 2011	$158,864	$2,641,580

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, the Board suspended the issuance of Class A capital stock (which is not included in permanent capital, against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (a) written notice from the member; (b) consolidation or merger of a member with a nonmember; or (c) withdrawal or termination of membership.

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
The following table shows the capital stock holdings of our members, by type, as of March 31, 2012.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	215	$1,263,501
Thrifts	31	326,198
Credit unions	98	149,628
Insurance companies	2	350
Total GAAP capital stock (1)	346	1,739,677
Mandatorily redeemable capital stock (2)		1,060,767
Total regulatory capital stock		$2,800,444

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

There was no activity or changes in stock balances during first quarter 2012. As a result of our annual recalculation of membership stock requirements, in April 2012, 41 members purchased an additional aggregate $2.1 million of Class B capital stock at $100 par value.
Consistent with our Capital Plan, we are not required to redeem activity-based capital stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of March 31, 2012. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of March 31, 2012
Capital Stock - Voluntary Redemption Requests by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$2,259	$67,511
One year through two years	—	46,704
Two years through three years	—	40,932
Three years through four years	—	295
Four years through five years	—	2,752
Total	$2,259	$158,194

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2012. The year of redemption in the table reflects (a) the later of the end of the six-month or five-year redemption period or (b) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$468	$126
One year through two years	—	708,852
Two years through three years	—	2,000
Three years through four years	—	21,622
Four years through five years	—	76,633
Past contractual redemption date due to remaining activity (1)	1,528	11,326
Past contractual redemption date due to regulatory action (2)	37,530	200,682
Total	$39,526	$1,021,241

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

The number of shareholders with mandatorily redeemable capital stock was 76 as of March 31, 2012 and December 31, 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $170.4 million as of March 31, 2012, compared to $157.4 million as of December 31, 2011. The increase in retained earnings was due to our first quarter 2012 net income.
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
Retained Earnings
We reported total retained earnings of $170.4 million as of March 31, 2012, an increase of $13.0 million from $157.4 million as of December 31, 2011, due to our net income for the three months ended March 31, 2012.
The 12 FHLBanks, including the Seattle Bank, entered into the Joint Capital Enhancement Agreement, as amended effective September 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. We allocated $2.6 million of our first quarter 2012 net income to restricted retained earnings and $10.3 million to unrestricted retained earnings. As of March 31, 2012, our restricted retained earnings balance totaled $27.4 million.
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our 2011 10-K for more information on the Capital Agreement.
AOCL
Our AOCL decreased to $516.1 million as of March 31, 2012, compared to $610.6 million and $531.0 million as of December 31, 2011 and March 31, 2011, primarily due to improvements in market prices of our AFS investments classified as other-than-temporarily impaired. See Statements of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements" in this report for tabular presentations of AOCL for the three months ended March 31, 2012 and 2011.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of March 31, 2012 and December 31, 2011.
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

The following table presents our permanent capital and risk-based capital requirements as of March 31, 2012 and December 31, 2011.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	March 31, 2012	December 31, 2011
(in thousands)
Permanent capital:
Class B capital stock	$1,620,339	$1,620,339
Mandatorily redeemable Class B capital stock	1,021,241	1,021,241
Retained earnings	170,364	157,438
Permanent capital	2,811,944	2,799,018
Risk-based capital requirement:
Credit risk	976,776	983,472
Market risk	404,506	503,273
Operations risk	414,385	446,023
Risk-based capital requirement	1,795,667	1,932,768
Risk-based capital surplus	$1,016,277	$866,250

Our risk-based capital requirement decreased as of March 31, 2012, compared to December 31, 2011, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
Regulatory Capital-to-Assets Ratio

By regulation, we are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. In addition, since 2007, our Board has required us to maintain a minimum capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance (if consistent with GAAP and not established for specific assets), and other amounts from sources determined by the Finance Agency as available to absorb losses.

The following table presents our regulatory capital-to-assets ratios as of March 31, 2012 and December 31, 2011.

	As of	As of
Regulatory Capital-to-Assets Ratios	March 31, 2012	December 31, 2011
(in thousands, except percentages)
Minimum regulatory capital	$1,450,936	$1,607,379
Total regulatory capital	2,970,808	2,957,882
Regulatory capital-to-assets ratio	8.19%	7.36%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage capital ratios as of March 31, 2012 and December 31, 2011.

	As of	As of
Leverage Capital Ratios	March 31, 2012	December 31, 2011
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$1,813,670	$2,009,223
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,376,780	4,357,391
Leverage capital ratio	12.07%	10.84%

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
See Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements," "—Overview," and Part II. Item 1A. Risk Factors" in this report for further discussion of the Consent Arrangement.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2012 and December 31, 2011.

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
At all times during first quarter 2012 and in 2011, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements" in our 2011 10-K.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2012.

	As of March 31, 2012
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Consolidated obligation bonds (at par)*	$6,416,500	$7,032,500	$2,501,660	$3,677,610	$19,628,270
Mandatory redeemable capital stock	251,660	710,852	41,319	56,936	1,060,767
Operating leases	3,353	320	—	—	3,673
Pension and post-retirement contributions	4,635	—	—	—	4,635
Total contractual obligations	$6,676,148	$7,743,672	$2,542,979	$3,734,546	$20,697,345
Other Commitments
Standby letters of credit	$446,769	$648	$11,122	$—	$458,539
Unused lines of credit and other commitments	—	16,000	—	—	16,000
Total other commitments	$446,769	$16,648	$11,122	$—	$474,539

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of March 31, 2012, we had $2.0 billion in unsettled agreements to issue consolidated obligation bonds and had unsettled interest-exchange agreements with a notional amount of $2.0 billion.

Results of Operations for the Three Months Ended March 31, 2012 and 2011
 We recorded net income of $12.9 million for the three months ended March 31, 2012, an increase of $25.0 million from a net loss of $12.1 million for the same period in 2011. The increase in net income was primarily due to lower credit-related charges on PLMBS determined to be other-than-temporarily impaired and increased net interest income.

Net interest income totaled $23.2 million for the three months ended March 31, 2012, compared to $20.5 million for the same period in 2011. The increase in net interest income is primarily due to significantly lower funding costs and increased yields on investments resulting from changes in our mix of investments, the effect of premium write-offs of called securities in first quarter 2011 (with no similar write-offs in first quarter 2012), and increased prepayment fee income. The increase in net interest income was partially offset by the impact of a significantly lower balance of mortgage loans held for portfolio. Including the effect of interest-rate swaps associated with derivatives hedging certain of our AFS securities, adjusted net interest income was $36.5 million for the three months ended March 31, 2012, compared to $33.4 million for the same period in 2011. See below for a discussion of this non-GAAP measure.
We recorded $1.3 million of additional credit losses on our PLMBS for the three months ended March 31, 2012 and $22.7 million of such credit losses for the same period in 2011. The additional credit losses for both periods resulted from changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgage loans underlying our PLMBS.
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
During the three months ended March 31, 2012, our average advance, investment, and mortgage loan balances declined significantly from the same period in 2011. The very low prevailing interest-rate environment during the first three months of 2012 and 2011 negatively impacted the yields on our advance, short-term investment, and variable interest-rate long-term investment (e.g., our PLMBS) portfolios, although our cost of funds declined for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to the composition of outstanding consolidated obligation discount notes and negotiated swapped funding (i.e., structured funding). Generally, structured funding results in our most advantageous funding cost; however, the relative cost of consolidated obligation discount notes was lower than that of structured funding during first quarter 2012, compared to the same period in 2011. The reduction in our cost of funds more than offset the negative impact of lower average asset balances in our net interest-rate spread. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing interest-rate environment. Yields on our short-term investments generally remained at or near the federal funds effective rate during the first three months of 2012 and in 2011. Overall, the combination of these factors contributed to higher net interest-rate spreads and net interest margins for the three months ended March 31, 2012, compared to the same period in 2011.

The following table summarizes the average rates of various interest-rate indices for the three months ended March 31, 2012 and 2011 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of March 31, 2012 and 2011 and December 31, 2011.

	Average Rate for the Three Months Ended		Ending Rate as of
Market Instrument	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011	March 31, 2011
(in percentages)
Federal funds effective/target rate	0.11	0.16	0.09	0.04	0.10
3-month Treasury bill	0.06	0.12	0.07	0.01	0.09
3-month LIBOR	0.51	0.31	0.47	0.58	0.30
2-year U.S. Treasury note	0.28	0.68	0.33	0.24	0.82
5-year U.S. Treasury note	0.89	2.10	1.04	0.83	2.28
10-year U.S. Treasury note	2.02	3.44	2.21	1.88	3.47

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,938,433	$28,556	1.16	$13,384,107	$30,319	0.92
Mortgage loans	1,317,333	16,009	4.89	3,073,104	38,333	5.06
Investments *	25,944,501	36,899	0.57	31,067,561	30,058	0.39
Other interest-earning assets	52,561	14	0.11	102,405	40	0.16
Total interest-earning assets	37,252,828	81,478	0.88	47,627,177	98,750	0.84
Other assets *	(337,133)			(380,155)
Total assets	$36,915,695			$47,247,022
Interest-bearing liabilities:
Consolidated obligations	$33,725,293	58,213	0.69	$44,057,105	78,189	0.72
Deposits	334,437	17	0.02	328,061	57	0.07
Mandatorily redeemable capital stock	1,060,767	—	—	1,029,064	—	—
Other borrowings	234	—	0.13	121	—	0.17
Total interest-bearing liabilities	35,120,731	58,230	0.67	45,414,351	78,246	0.70
Other liabilities	459,862			564,728
Capital	1,335,102			1,267,943
Total liabilities and capital	$36,915,695			$47,247,022
Net interest income		$23,248			$20,504

Interest-rate spread		$18,585	0.21		$15,916	0.14
Earnings from capital		4,663	0.04		4,588	0.04
Net interest margin		$23,248	0.25		$20,504	0.18

*
Investments include securities purchased under agreements to resell, federal funds sold, HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three months ended March 31, 2012, our average assets significantly declined, compared to the same period in 2011, primarily as a result of lower investments, lower advance balances due to decreased demand for wholesale funding and maturing advances, and a lower balance of mortgage loans held for portfolio due to our sale of $1.3 billion in mortgage loans in third quarter 2011 and to principal repayments.
The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—and identifies the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012 vs. 2011 Increase (Decrease)
Changes in Volume and Rate	Volume*	Rate*	Total
(in thousands)
Interest income:
Advances	$(8,831)	$7,068	$(1,763)
Investments	(5,562)	12,403	6,841
Mortgage loans	(21,361)	(963)	(22,324)
Other loans	(15)	(11)	(26)
Total interest income	(35,769)	18,497	(17,272)
Interest expense:
Consolidated obligations	(17,887)	(2,089)	(19,976)
Deposits	1	(41)	(40)
Total interest expense	(17,886)	(2,130)	(20,016)
Change in net interest income	$(17,883)	$20,627	$2,744

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

 Both total interest income and total interest expense significantly decreased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to significantly lower average advance, investment, and mortgage loan portfolio balances and lower interest rates earned on average mortgage loans and incurred on our average liabilities, partially offset by higher yields earned on average investments and advances. Interest income on investments also was negatively impacted by premium amortization on certain hedged AFS securities of $12.0 million and $12.6 million for the three months ended March 31, 2012 and 2011, which were substantially offset by gains on the derivatives hedging these investments but recorded in other income (loss) on our statements of operations (see "—Non-GAAP Measure - Adjusted Net Interest Income" below). Further, the change in interest income and average yield on investments for the three months ended March 31, 2011 were favorably impacted by $5.3 million in premium write-offs on our AFS securities as a result of certain of our AFS securities being called prior to maturity during first quarter 2011 (with no similar activity in first quarter 2012).
During the three months ended March 31, 2012, compared to the same period in 2011, the average yield on our interest-earning assets increased while the average cost of our interest-bearing liabilities decreased, increasing our interest-rate spread by 7, to 21 basis points. Our earnings from capital remained unchanged at 4 basis points for the three months ended March 31, 2012, compared to the same period in 2011.
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
The following table presents a reconciliation of net interest income reported under GAAP to adjusted net interest income for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
GAAP net interest income	$23,248	$20,504
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities *	13,249	12,881
Adjusted net interest income	$36,497	$33,385

*
Premium amortization on the associated investments totaled $12.0 million for the three months ended March 31, 2012 and $12.6 million for the same period in 2011. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.

Non-GAAP financial measures, like adjusted net interest income as described above, have inherent limitations, are not required to be uniformly applied, and are not audited. Non-GAAP measures should not be considered in isolation or as a substitute for analyses of results reported under GAAP.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Interest Income	2012	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$22,917	$29,958	(23.5)
Prepayment fees on advances, net	5,639	361	1,462.0
Subtotal	28,556	30,319	(5.8)
Investments	36,899	30,058	22.8
Mortgage loans	16,009	38,333	(58.2)
Interest-bearing deposits and other	14	40	(65.0)
Total interest income	$81,478	$98,750	(17.5)

Interest income decreased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to significant decreases in average portfolio balances of advances, mortgage loans, and investments, partially offset by increases in the yield on advances and investments.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 23.5% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to significant declines in average balances. Average advance balances decreased by $3.4 billion, or 25.7%, to $9.9 billion, for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower demand for wholesale funding and maturing advances.
For the three months ended March 31, 2012, overall advance activity decreased compared to the same period in 2011. For the three months ended March 31, 2012, new advances totaled $8.6 billion and maturing advances totaled $10.6 billion. Advance activity for the three months ended March 31, 2011 included new advances totaling $13.1 billion and maturing advances totaling $14.0 billion.
The average yield on advances, including prepayment fees on advances, increased by 24 basis points to 1.16% for the three months ended March 31, 2012, compared to the same period in 2011. While most advances made during first quarter 2012 had very short terms-to-maturity, some members obtained somewhat longer term-to-maturity advances (generally in the three- to six-month ranges), which increased the yield on advances for the three months ended March 31, 2012, compared to the previous period. The yield on advances for the three months ended March 31, 2012 and 2011 were also impacted by prepayment fees on advances. Excluding prepayment fees, the average yield on advances for the first quarter 2012 and 2011 was 0.93% and 0.91%.
Prepayment Fees on Advances
For the three months ended March 31, 2012 and 2011, we recorded net prepayment fee income of $5.6 million and $361,000, primarily resulting from fees charged to borrowers that prepaid $364.5 million and $61.8 million in advances. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 22.8% for the three months ended March 31, 2012, compared to the same period in 2011. This increase primarily due to higher average yields resulting from a shift in investment mix of $751.8 million from lower-yielding short-term investments to higher-yielding longer-term agency MBS investments, partially offset for the three months ended March 31, 2012 by a lower average investment balance. The average yield on investments for the three months ended March 31, 2011 also was impacted by $5.3 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity in first quarter 2011 (with no similar write-off in first quarter 2012). The average yield on our investments increased by 18 basis points, to 0.57%, while the average balance of our investments decreased by $5.1 billion, to $25.9 billion, for the three months ended March 31, 2012, compared to the same period in 2011, as we implemented plans to increase advances as a percentage of total assets. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. Due to the currently high level of liquidity and weak loan demand experienced by our members, demand for advances is not robust. Thus, rather than increasing our ratio of advances to total assets quarter over quarter, we determined that it is prudent to accept some variation in that ratio over time and establish a cap on the dollar level of investments, which we did in late March 2012. With this change, we will continue to increase our advance to asset ratio, but not at a steady rate. We believe this change will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings.
Mortgage Loans Held for Portfolio
Interest income from mortgage loans held for portfolio decreased by 58.2% for the three months ended March 31, 2012, compared to the same period in 2011. This decrease was primarily due to the continued decline in the average balance of mortgage loans held for portfolio resulting from our 2005 decision to exit the MPP, including the continuing repayments of principal and our July 2011 sale of $1.3 billion of conventional mortgage loans. The average balance of our mortgage loans held for portfolio decreased by $1.8 billion, to $1.3 billion, for the three months ended March 31, 2012, compared to the same period in 2011. The yield on our mortgage loans held for portfolio decreased by 17 basis points, to 4.89% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a $244,000 reduction in interest income related to $4.2 million of mortgage loans being placed on nonaccrual status in first quarter 2012 and to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during the period. The balance of our mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our March 31, 2012 analysis, we determined that no additional provision for credit losses was required for the three months ended March 31, 2012. Further, we recorded no provision for credit losses for the same period in 2011.
Interest Expense
 The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Interest Expense	2012	2011	Percent Decrease
(in thousands, except percentages)
Consolidated obligations - discount notes	$1,487	$4,547	(67.3)
Consolidated obligations - bonds	56,726	73,642	(23.0)
Deposits	17	57	(70.2)
Total interest expense	$58,230	$78,246	(25.6)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes decreased by 67.3% for the three months ended March 31, 2012, compared to the same period in 2011, due to lower average balances and lower average costs of funds on our consolidated obligation discount notes. The average balance of our consolidated obligation discount notes decreased by 7.7%, to $12.1 billion primarily due to lower average asset balances, and the average yields on such notes decreased by 9 basis points, to 0.05%, for the three months ended March 31, 2012, compared to the same period in 2011.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 23.0% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the decrease in our total asset balance. The average yield on such bonds increased by 9 basis points, to 1.05% for the three months ended March 31, 2012, compared to the same period in 2011. The average balance of our consolidated obligation bonds decreased by 30.1%, to $21.7 billion, for the three months ended March 31, 2012, compared to the same period in 2011.
Deposits
Interest expense on deposits decreased by 70.2% for the three months ended March 31, 2012, compared to the same period in 2011. The average interest rate paid on deposits decreased by 5 basis points and the average balance of deposits decreased by $6.4 million for the three months ended March 31, 2012, compared to the same period in 2011. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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
Our use of interest-rate exchange agreements increased our income before assessments by $11.0 million for the three months ended March 31, 2012, compared to $17.1 million for the three months ended March 31, 2011. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item for the three months ended March 31, 2012 and 2011, "—Financial Condition as of March 31, 2012 and December 31, 2011—Derivative Assets and Liabilities,” and "—Other Income (Loss)" for additional information on our outstanding interest-rate exchange agreements.
Other Income (Loss)
Other income (loss) includes member service fees, the credit portion of OTTI loss, net gain on financial instruments held under fair value option, net gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous loss not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other income (loss) for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Other Income (Loss)	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Service fees	$552	$625	(11.7)
Net OTTI loss, credit portion	(1,324)	(22,740)	94.2
Net gain on financial instruments held under fair value option	17	—	N/A
Net gain on derivatives and hedging activities	12,006	8,289	44.8
Net realized loss on early extinguishment of consolidated obligations	(1,960)	(900)	(117.8)
Other, net	(118)	—	N/A
Total other income (loss)	$9,173	$(14,726)	162.3

Total other income (loss) increased by $23.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a decrease of $21.4 million in credit-related OTTI losses and an increase of $3.7 million in net gain on derivatives and hedging activities. The significant changes in other income (loss) are discussed in more detail below.

Net OTTI Loss, Credit Portion
 As of March 31, 2012, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recorded $1.3 million of additional credit losses on our PLMBS for the quarter ended March 31, 2012, compared to $22.7 million of such credit losses for the same period in 2011. The additional losses in both periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities. These credit losses on our other-than-temporarily impaired PLMBS were based on such securities' expected performance over their contractual maturities, which averaged approximately 25 and 21 years as of March 31, 2012 and 2011.
See “—Financial Condition as of March 31, 2012 and December 31, 2011—Investments" and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net Gain on Financial Instruments Held Under Fair Value Option
During the first three months ended March 31, 2012, we recorded a $17,000 gain on our consolidated obligation bonds on which we elected the fair value option. There was no similar activity for the three months ended March 31, 2011.
Net Gain on Derivatives and Hedging Activities
For the three months ended March 31, 2012, we recorded an increase of $3.7 million in our net gain on derivatives and hedging activities, compared to the same period in 2011.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of operations for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Net Gain on Derivatives and Hedging Activities	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$11,999	$6,865
Total net gain related to fair value hedge ineffectiveness	11,999	6,865
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(106)	9
Net interest settlements	113	1,415
Total net gain related to derivatives not designated as hedging instruments	7	1,424
Net gain on derivatives and hedging activities	$12,006	$8,289

The increase in the net gain on derivatives and hedging activities for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to hedge ineffectiveness (including a $5.0 million gain related to non-performance risk) in our consolidated obligation bond hedging relationships. In addition, several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. Changes in the fair value of these interest-rate swaps are recognized each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. We had a net gain of $13.2 million on our hedged AFS securities for the three months ended March 31, 2012, compared to $12.9 million for the same period in 2011. Premium amortization on the associated investments totaled $12.0 million for the three months ended March 31, 2012, and $12.6 million for the same period in 2011. Gains on derivatives and hedging activities are recorded in other income (loss), while premium amortization is recorded in interest income.

Further, $113,000 of the increase for the three months ended March 31, 2012 related to interest earned primarily on swaps economically hedging our range consolidated obligation bonds (i.e., on the embedded derivatives which are bifurcated from the applicable host bond), compared to $1.4 million for the same period in 2011. We have decreased our balance of range consolidated obligation bonds since March 31, 2011, primarily due to lack of investor demand for this type of debt.
See “—Effect of Derivatives and Hedging on Income," ”—Financial Condition as of March 31, 2012 and December 31, 2011—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three months ended March 31, 2012 and 2011, our realized losses on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreement cancellations, were related to called consolidated obligation bonds (we extinguished no bonds through reacquisitions in the open market) for the three months ended March 31, 2012 or 2011). Net realized loss on early extinguishment of consolidated obligation bonds increased by $1.1 million to $2.0 million for the three months ended March 31, 2012, compared to the same period in 2011.
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
The following table presents the components of our other expense for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
Other Expense	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,660	$6,671	14.8
Occupancy cost	1,566	1,184	32.3
Other operating	6,985	7,302	(4.3)
Finance Agency	1,201	1,820	(34.0)
Office of Finance	618	840	(26.4)
Other	29	89	(67.4)
Total other expense	$18,059	$17,906	0.9
 Other expense increased by $153,000 for the three months ended March 31, 2012, compared to the same period in 2011. The increase for the three months ended March 31, 2012 was primarily due to increased compensation and benefits expense and occupancy cost, partially offset by decreased other operating, Finance Agency, and Office of Finance expenses. The increase in compensation and benefits expense for the three months ended March 31, 2012, compared to the same period in 2011, primarily reflected increased headcount in our credit and collateral risk management areas. Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. Finance Agency expenses decreased for the three months ended March 31, 2012 due to a Finance Agency adjustment recorded in the first three months of 2011 of $655,000 related to 2010, 2009, and 2008, with no similar adjustment in first quarter 2012.
Assessments
Historically, our assessments for AHP and REFCORP have been based on our net earnings before assessments. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. As a result, the FHLBanks, including the Seattle Bank, did not record any REFCORP assessments during first quarter 2012. Assessments are now determined only for AHP. We recorded $1.4 million of AHP assessments for the three months ended March 31, 2012, compared to zero in the same period in 2011, when we had no net income.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary, sometimes materially, from these estimates under different assumptions or conditions. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2011 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired as discussed below, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates, as described in our 2011 10-K, during the three months ended March 31, 2012.
Determination of OTTI of Securities
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended March 31, 2012, as well as the related current credit enhancement, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
In addition to evaluating our PLMBS for our OTTI assessment under a base-case scenario as described in the reference above, we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of March 31, 2012, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 13.0% over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The table below presents projected home price recovery by months at March 31, 2012.

As of March 31, 2012
Months	Annualized Recovery Range
(in percentages)
1 - 6	0.0 - 1.9
7 - 18	0.0 - 2.0
19 - 24	0.7 - 2.7
25 - 30	1.3 - 2.7
31 - 42	1.3 - 3.4
43 - 66	1.3 - 4.0
Thereafter	1.5 - 3.8

This stress-test scenario and the associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI assessment.

The following table represents the impact to credit-related OTTI for the three months ended March 31, 2012 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended March 31, 2012
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2012 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2012 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A*	3	120,025	(1,324)	13	613,445	(15,512)
Total	3	$120,025	$(1,324)	13	$613,445	$(15,512)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Further, upon subsequent evaluation (which occurs on a quarterly basis) of a debt security where there is no additional OTTI, we adjust the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. This effective yield is used to calculate the amount to be recognized into income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected. Subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional other-than-temporary impairment losses if, at subsequent evaluation dates, the fair value of the security is less than the amortized cost of the security.
Also see "—Financial Condition as of March 31, 2012 and December 31, 2011—Investments", "—Derivative Assets and Liabilities," and "—Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13" in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
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

The following table summarizes our total statement of condition risk measures as of March 31, 2012 and December 31, 2011.

	As of	As of
Primary Risk Measures	March 31, 2012	December 31, 2011
Effective duration of equity	1.46	2.19
Effective convexity of equity	0.03	(0.68)
Effective key-rate-duration-of-equity mismatch	0.89	1.41
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.16)%	(3.14)%
- 100 basis point shock scenario (in percentages)	1.29%	1.72%
+ 200 basis point shock scenario (in percentages)	(6.10)%	(7.54)%
- 200 basis point shock scenario (in percentages)	2.85%	2.62%
+ 250 basis point shock scenario (in percentages)	(8.20)%	(9.75)%
- 250 basis point shock scenario (in percentages)	3.51%	3.12%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2012, the decrease in the effective duration of equity from that of December 31, 2011 primarily resulted from decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments, partially offset by increases in duration contributions of our consolidated obligations.
The increase in the effective convexity of equity as of March 31, 2012 from December 31, 2011 was primarily caused by decreases in the negative convexity contributions of mortgage-related assets and increased positive convexity contributions from unswapped consolidated obligations.
Effective key-rate-duration-of-equity mismatch decreased as of March 31, 2012 from December 31, 2011, primarily due to the changes in the composition of our statements of condition.
The estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between March 31, 2012 and December 31, 2011 were a result of changes in the composition of our statements of condition and changes in interest-rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
For market-risk management purposes, we disaggregate our operations into the following portfolios to better isolate the effects of credit/liquidity associated with MBS collateralized by Alt-A mortgage loans: (1) a credit/liquidity portfolio and (2) a basis and mortgage portfolio. The sum of the market values of these two portfolios equals the market value of the Seattle Bank. The credit/liquidity portfolio contains our mortgage-backed investments that are collateralized by Alt-A mortgage loans along with the liabilities that fund these assets and any associated hedging instruments. The basis and mortgage portfolio contains the Seattle Bank's remaining operations, primarily consisting of our advances, short-term investments, mortgage loans held for portfolio, and mortgage-backed investments that are not collateralized by Alt-A mortgage loans, along with the funding and hedges associated with these assets. This disaggregation allows us to more accurately measure and manage interest-rate risk in the basis and mortgage portfolio. Similarly, the credit/liquidity portfolio allows more accurate identification of the credit/liquidity effects of this portfolio on our market risk measures and our market value leverage ratio. We believe that this risk management process provides greater transparency, a more granular assessment of market risk, and a means to more effectively manage our risks.
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of March 31, 2012 and December 31, 2011.

The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of March 31, 2012 and December 31, 2011.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	March 31, 2012	December 31, 2011	Limit
Effective duration of equity	1.05	1.43	+/-4.00
Effective convexity of equity	0.30	0.21	+/-5.00
Effective key-rate-duration-of-equity mismatch	0.50	0.79	+/-3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.42)%	(1.74)%	+/-4.00%
- 100 basis point shock scenario	0.90%	1.23%	+/-4.00%
+ 200 basis point shock scenario (in percentages)	(4.02)%	(4.26)%	+/-8.00%
- 200 basis point shock scenario (in percentages)	1.77%	1.77%	+/-8.00%
+ 250 basis point shock scenario (in percentages)	(5.57)%	(5.73)%	+/-10.00%
- 250 basis point shock scenario (in percentages)	2.10%	2.04%	+/-10.00%
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of March 31, 2012 and December 31, 2011—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2011 10-K and below. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.
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
In March 2012, the judge entered a scheduling order under which trials for these cases will be held in early 2015 at the earliest.
ITEM 1A. RISK FACTORS

For a discussion of risk factors, see “Part I. Item 1A. Risk Factors” in our 2011 10-K. There have been no material changes from the risk factors disclosed in the “Part I. Item 1A. Risk Factors” section of our 2011 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
On April 5, 2012, Park Price submitted his resignation as a director of the Seattle Bank, effective April 23, 2012. Pursuant to applicable laws and regulations, the Idaho-member directorship vacancy (having a term expiring on December 31, 2014) created by Mr. Price's resignation is to be filled by the Seattle Bank's Board. Mr. Price had no disagreement with the Seattle Bank relating to his resignation.
In January 2012, we entered into an employment agreement with Michael L. Wilson, our president and chief executive officer effective as of January 30, 2012.
ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Exhibits

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of January 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on February 3, 2012).

10.2 *
Retirement Agreement and General Release of Claims between the Federal Home Loan Bank of Seattle and
Steven R. Horton dated March 20, 2012 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed with the SEC on March 22, 2012).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 10, 2012
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 10, 2012
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

10.2 *
Retirement Agreement and General Release of Claims between the Federal Home Loan Bank of Seattle and
Steven R. Horton dated March 20, 2012 (incorporated by reference to Exhibit 10.2 to the Form 10-K filed with the SEC on March 22, 2012).

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.