Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Seattle
filed 2012-08-10
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2012
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
Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of July 31, 2012, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,462,551 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	June 30, 2012	December 31, 2011
(in thousands, except par value)
Assets
Cash and due from banks	$1,237	$1,286
Deposits with other Federal Home Loan Banks (FHLBanks)	109	15
Securities purchased under agreements to resell	5,150,000	3,850,000
Federal funds sold	7,113,200	6,010,699
Investment securities:
Available-for-sale (AFS) securities (Note 3)	4,963,027	11,007,753
Held-to-maturity (HTM) securities (fair values of $8,214,688 and $6,467,710) (Note 4)	8,214,427	6,500,590
Total investment securities	13,177,454	17,508,343
Advances (Note 6)	9,561,848	11,292,319
Mortgage loans held for portfolio, net (includes $5,704 and $5,704 of allowance for credit losses) (Notes 7 and 8)	1,203,480	1,356,878
Accrued interest receivable	45,532	64,287
Premises, software, and equipment, net (includes $16,850 and $14,786 of accumulated depreciation and amortization)	14,963	15,959
Derivative assets, net (Note 9)	88,037	69,635
Other assets	13,719	15,046
Total Assets	$36,369,579	$40,184,467
Liabilities
Interest-bearing deposits	$418,700	$287,015
Consolidated obligations, net (Note 10):
Discount notes	16,417,803	14,034,507
Bonds (includes $499,918 and $499,974 at fair value under fair value option)	16,630,944	23,220,596
Total consolidated obligations, net	33,048,747	37,255,103
Mandatorily redeemable capital stock (Note 11)	1,123,926	1,060,767
Accrued interest payable	78,817	93,344
Affordable Housing Program (AHP) payable	16,073	13,142
Derivative liabilities, net (Note 9)	127,722	147,693
Other liabilities	191,333	40,900
Total liabilities	35,005,318	38,897,964
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 15,613 and 16,203 shares	1,561,336	1,620,339
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,194 and 1,194 shares	119,338	119,338
Total capital stock	1,680,674	1,739,677
Retained earnings:
Unrestricted	161,239	132,575
Restricted	32,029	24,863
Total retained earnings	193,268	157,438
Accumulated other comprehensive loss (AOCL) (Note 11)	(509,681)	(610,612)
Total capital	1,364,261	1,286,503
Total Liabilities and Capital	$36,369,579	$40,184,467

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Interest Income
Advances	$20,934	$27,177	$43,851	$57,135
Prepayment fees on advances, net	2,796	2,475	8,435	2,836
Interest-bearing deposits	21	27	35	67
Securities purchased under agreements to resell	1,819	541	3,072	1,601
Federal funds sold	2,771	4,194	4,840	9,629
AFS securities	7,294	(87)	12,121	(2,121)
HTM securities	27,672	23,627	56,422	49,224
Mortgage loans held for portfolio	16,855	36,256	32,864	74,589
Total interest income	80,162	94,210	161,640	192,960
Interest Expense
Consolidated obligations - discount notes	3,697	2,294	5,184	6,841
Consolidated obligations - bonds	46,729	68,014	103,455	141,656
Deposits	41	20	58	77
Total interest expense	50,467	70,328	108,697	148,574
Net Interest Income	29,695	23,882	52,943	44,386
Less: Provision for credit losses	—	—	—	—
Net Interest Income after Provision for Credit Losses	29,695	23,882	52,943	44,386
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 5)	(161)	(1,939)	(161)	(1,954)
Net amount of OTTI loss reclassified from AOCL	(4,108)	(63,305)	(5,432)	(86,030)
Net OTTI loss, credit portion	(4,269)	(65,244)	(5,593)	(87,984)
Net gain on financial instruments held under fair value option (Note 13)	38	—	55	—
Net realized loss on sale of AFS securities	(51)	—	(51)	—
Net realized gain on sale of HTM securities	—	3,559	—	3,559
Net gain on derivatives and hedging activities (Note 9)	18,245	26,166	30,251	34,455
Net realized loss on early extinguishment of consolidated obligations	(587)	(2,049)	(2,547)	(2,949)
Service fees	202	624	754	1,249
Other, net	277	121	159	121
Total other income (loss)	13,855	(36,823)	23,028	(51,549)
Other Expense
Operating:
Compensation and benefits	7,236	6,456	14,896	13,127
Other operating	9,282	7,144	17,833	15,630
Federal Housing Finance Agency (Finance Agency)	1,002	1,012	2,203	2,832
Office of Finance	545	506	1,163	1,346
Other, net	36	85	65	174
Total other expense	18,101	15,203	36,160	33,109
Income (Loss) before Assessments	25,449	(28,144)	39,811	(40,272)
Assessments
AHP	2,545	—	3,981	—
Total assessments	2,545	—	3,981	—
Net Income (Loss)	$22,904	$(28,144)	$35,830	$(40,272)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Net income (loss)	$22,904	$(28,144)	$35,830	$(40,272)
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	1,005	3,523	(5,892)	11,840
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	(4,790)
Net unrealized gain (loss) on AFS securities	883	(38,340)	100,258	62,510
Reclassification of non-credit portion included in net income (loss)	4,269	65,121	5,593	87,322
Total net non-credit portion of OTTI losses on AFS securities	5,152	26,781	105,851	145,042
Non-credit portion of OTTI losses on HTM securities:
Non-credit portion	(161)	(1,839)	(161)	(1,839)
Reclassification of non-credit portion included in net income (loss)	—	23	—	547
Accretion of non-credit portion	441	3,444	950	7,421
Reclassification of non-credit portion to AFS securities	—	—	—	4,790
Total net non-credit portion of OTTI losses on HTM securities	280	1,628	789	10,919
Pension benefits (Note 12)	11	16	183	29
Total comprehensive income	$29,352	$3,804	$136,761	$127,558

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Six Months Ended June 30, 2012 and 2011	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	15	1,528	—	—	—	—	1,528
Net shares reclassified to mandatorily redeemable capital stock	(10)	(965)	(110)	(11,068)	—	—	—	—	(12,033)
Total comprehensive income	—	—	—	—	(40,272)	—	(40,272)	167,830	127,558
Balance, June 30, 2011	1,255	$125,489	16,402	$1,640,155	$33,124	$—	$33,124	$(499,076)	$1,299,692
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from sale of capital stock	—	—	42	4,156	—	—	—	—	4,156
Net shares reclassified to mandatorily redeemable capital stock	—	—	(632)	(63,159)	—	—	—	—	(63,159)
Total comprehensive income	—	—	—	—	28,664	7,166	35,830	100,931	136,761
Balance, June 30, 2012	1,194	$119,338	15,613	$1,561,336	$161,239	$32,029	$193,268	$(509,681)	$1,364,261

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2012	2011
(in thousands)
Operating Activities
Net income (loss)	$35,830	$(40,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,279	4,016
Net OTTI loss, credit portion	5,593	87,984
Net realized gain on sale of HTM securities	—	(3,559)
Net realized loss on sale of AFS securities	51	—
Net change in fair value adjustments on financial instruments held under fair value option	(55)	—
Net change in net fair value adjustment on derivatives and hedging activities	13,806	(4,901)
Net realized loss on early extinguishment of consolidated obligations	2,547	2,949
Other adjustments	265	(121)
Net change in:
Accrued interest receivable	18,752	14,021
Other assets	1,598	(1,555)
Accrued interest payable	(14,527)	(7,637)
Other liabilities	(965)	10,771
Total adjustments	32,344	101,968
Net cash provided by operating activities	68,174	61,696
Investing Activities
Net change in:
Interest-bearing deposits	(13,068)	5,430
Deposits with other FHLBanks	(94)	(51)
Securities purchased under agreements to resell	(1,300,000)	1,750,000
Federal funds sold	(1,102,501)	(1,135,848)
Premises, software and equipment	(773)	(3,283)
AFS securities:
Proceeds from maturities of long-term	6,407,093	1,170,757
Proceeds from sales of long-term	55,860	—
Purchases of long-term	(240,914)	(110,555)
HTM securities:
Net (increase) decrease in short-term	(512,927)	279,023
Proceeds from maturities of long-term	865,482	687,322
Proceeds from sales of long-term	—	136,698
Purchases of long-term	(2,011,868)	(483,962)
Advances:
Proceeds	19,537,240	21,151,832
Made	(17,812,311)	(18,971,585)
Mortgage loans:
Principal collected	150,505	386,590
Net cash provided by investing activities	4,021,724	4,862,368

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended June 30,
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$103,787	$(183,820)
Net proceeds (payments) on derivative contracts with financing elements	3,637	(33,320)
Net proceeds from issuance of consolidated obligations:
Discount notes	320,457,186	346,702,455
Bonds	18,179,903	15,288,844
Payments for maturing and retiring consolidated obligations:
Discount notes	(318,070,391)	(348,953,094)
Bonds	(24,768,225)	(17,744,240)
Proceeds from issuance of capital stock	4,156	1,528
Net cash used in financing activities	(4,089,947)	(4,921,647)
Net (decrease) increase in cash and cash equivalents	(49)	2,417
Cash and cash equivalents at beginning of the period	1,286	1,181
Cash and cash equivalents at end of the period	$1,237	$3,598

Supplemental Disclosures
Interest paid	$123,224	$156,211
AHP payments, net	$1,050	$777
Resolution Funding Corporation (REFCORP) (refund)	$—	$(14,551)
Transfers of mortgage loans to real estate owned (REO)	$2,508	$1,404
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,323,719
Transfers of HTM securities to AFS securities	$—	$8,152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2011 audited financial statements and related notes (2011 Audited Financial Statements) included in the 2011 annual report on Form 10-K (2011 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of June 30, 2012 and the operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2012.
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
Presentation of Comprehensive Income
On June 16, 2011, the FASB issued guidance intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminated the option to present other comprehensive income in the statement of changes in shareholders' equity. We elected the two-statement approach for interim and annual periods beginning on January 1, 2012 and applied the guidance retrospectively for all periods presented. The adoption of this guidance was limited to the presentation of our financial statements and did not affect our financial condition, results of operations, or cash flows.
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

Fair Value Measurements and Disclosures
On May 12, 2011, the FASB and the IASB issued substantially converged guidance intended to result in the consistent definition of fair value and common requirements for measuring fair value and disclosure between GAAP and IFRS, as well as certain instances where a particular principle or requirement for measuring fair value or disclosing information has changed. This guidance is not intended to result in a change in the application of the existing fair value measurement requirements. The guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2012 and was applied prospectively. The adoption of this guidance resulted in increased annual and interim financial statement disclosures, but did not impact our financial condition, results of operations, and cash flows.
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
In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency and has subsequently remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our private-label mortgage-backed securities (PLMBS) and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our market value of equity (MVE) compared to the par value of capital stock (PVCS). This classification subjects the Seattle Bank to a range of mandatory and discretionary restrictions, including limitations on asset growth and new business activities. In accordance with the PCA regulations, we submitted a proposed capital restoration plan to the Finance Agency in August 2009, and in subsequent months, worked with the Finance Agency on the plan and, among other things, submitted a proposed business plan to the Finance Agency on August 16, 2010. For further information on the PCA regulation and the Seattle Bank's capital classification, see Note 11.
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

Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, including enhancing our credit and collateral risk management, remediating or developing plans for remediating our 2010 examination findings, and developing improved executive compensation plans (on which we received a non-objection from the Finance Agency). Further, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.
The Consent Arrangement also provided for a Stabilization Period (which commenced as of the date of the Consent Order and continued through August 12, 2011). The Consent Arrangement required us to meet certain minimum financial metrics during the Stabilization Period and maintain them for each quarter end thereafter. These financial metrics relate to retained earnings, AOCL, and MVE to PVCS ratio. The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of June 30, 2012, December 31, 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of June 30, 2012	As of December 31, 2011	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$193,268	$157,438	$76,835
AOCL	$(509,681)	$(610,612)	$(770,317)
MVE to PVCS ratio	79.5%	74.4%	67.8%
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
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to be restricted from redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval. Further, as a result of our classification of "undercapitalized", we expect that we will remain subject to the mandatory and discretionary restrictions resulting from such classification, including among others, restrictions on redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval.

Note 3—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U. S. agency obligations (2)	$207,862	$—	$—	$(1,629)	$206,233
Government-sponsored enterprise (GSE) obligations (3)	1,825,721	—	5,837	(620)	1,830,938
Temporary Liquidity Guarantee Program (TLGP) securities (4)	1,675,286	—	1,518	—	1,676,804
Total non-MBS	3,708,869	—	7,355	(2,249)	3,713,975
MBS:
Residential PLMBS	1,754,353	(505,301)	—	—	1,249,052
Total	$5,463,222	$(505,301)	$7,355	$(2,249)	$4,963,027

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (3)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
TLGP securities (4)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Consists of obligations issued by U. S. Agency for International Development and Private Export Funding Corporation.

(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $516.1 million and $513.5 million as of June 30, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses. We had no similar transfers in the first half of 2012.
The following table summarizes the amortized cost basis, OTTI charges recognized in AOCL, gross unrecognized holding gains, and fair value of PLMBS transferred from our HTM to AFS portfolios during 2011. The amounts below represent the values as of the referenced transfer dates.

	2011
HTM Securities Transferred to AFS Securities	Amortized Cost Basis	OTTI Charges Recognized in AOCL	Gross Unrecognized Holding Gains	Fair Value
(in thousands)
Transferred during period ended:
March 31	$12,942	$(4,790)	$572	$8,724
December 31	125,155	(51,621)	—	73,534
Total	$138,097	$(56,411)	$572	$82,258

As of June 30, 2012 and December 31, 2011, we held $568.2 million and $2.9 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of June 30, 2012 and December 31, 2011, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U. S. agency obligations	$206,233	$(1,629)	$—	$—	$206,233	$(1,629)
GSE obligations	150,204	(620)	—	—	150,204	(620)
Total non-MBS	356,437	(2,249)	—	—	356,437	(2,249)
MBS:
Residential PLMBS (1)	—	—	1,249,052	(505,301)	1,249,052	(505,301)
Total	$356,437	$(2,249)	$1,249,052	$(505,301)	$1,605,489	$(507,550)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS (1)	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

(1)	Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of June 30, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2012		As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$3,026,525	$3,028,753	$8,782,269	$8,791,638
Due after one year through five years	372,624	374,050	899,364	902,016
Due after 10 years	309,720	311,172	45,723	44,700
Total non-MBS	3,708,869	3,713,975	9,727,356	9,738,354
MBS:
Due after 10 years	1,754,353	1,249,052	1,880,551	1,269,399
Total	$5,463,222	$4,963,027	$11,607,907	$11,007,753

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of June 30, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	June 30, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$2,330,100	$3,847,623
Variable	1,378,769	5,879,733
Total non-MBS	3,708,869	9,727,356
MBS:
Variable	1,754,353	1,880,551
Total	$5,463,222	$11,607,907

As of June 30, 2012 and December 31, 2011, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $15.7 million and $14.4 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of June 30, 2012 and December 31, 2011, 81.5% and 90.8% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable interest rate.
Credit Risk
 A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—Held-to-Maturity Securities
Major Security Types
 The following tables summarize our HTM securities as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$269,968	$—	$269,968	$—	$(2)	$269,966
Certificates of deposit (3)	923,004	—	923,004	95	(4)	923,095
Other U.S. agency obligations (4)	24,214	—	24,214	247	(5)	24,456
GSE obligations (5)	299,844	—	299,844	12,287	—	312,131
State or local housing agency obligations	2,880	—	2,880	—	(36)	2,844
Total non-MBS	1,519,910	—	1,519,910	12,629	(47)	1,532,492
Residential MBS:
Other U.S. agency (4)	154,007	—	154,007	386	—	154,393
GSEs (5)	5,856,788	—	5,856,788	79,392	(825)	5,935,355
PLMBS	692,505	(8,783)	683,722	2,217	(93,491)	592,448
Total MBS	6,703,300	(8,783)	6,694,517	81,995	(94,316)	6,682,196
Total	$8,223,210	$(8,783)	$8,214,427	$94,624	$(94,363)	$8,214,688

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit (3)	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (4)	25,530	—	25,530	278	(5)	25,803
GSE obligations (5)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (4)	165,431	—	165,431	291	(6)	165,716
GSEs (5)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of certificates of deposit that meet the definition of a debt security.

(4)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.

(5)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments classified as other-than-temporarily impaired includes $810,000 and $828,000 of credit-related OTTI losses as of June 30, 2012 and December 31, 2011. The amortized cost of our other HTM MBS includes gross accretable premium of $22.7 million and $25.1 million, and gross accretable discount of $8.5 million and $10.3 million as of June 30, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3). No such transfers occurred during the first half of 2012.
As of June 30, 2012 and December 31, 2011, we held $223.1 million and $256.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2012 and December 31, 2011. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Commercial paper	$269,966	$(2)	$—	$—	$269,966	$(2)
Certificate of deposit	240,000	(4)	—	—	240,000	(4)
Other U.S. agency obligations	—	—	1,150	(5)	1,150	(5)
State or local housing agency obligations	—	—	1,129	(36)	1,129	(36)
Total non-MBS	509,966	(6)	2,279	(41)	512,245	(47)
Residential MBS:
GSEs	667,107	(508)	213,684	(317)	880,791	(825)
PLMBS	39,258	(246)	444,025	(102,028)	483,283	(102,274)
Total MBS	706,365	(754)	657,709	(102,345)	1,364,074	(103,099)
Total	$1,216,331	$(760)	$659,988	$(102,386)	$1,876,319	$(103,146)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSEs	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of June 30, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2012			As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$1,492,815	$1,492,815	$1,505,192	$769,989	$769,989	$770,231
Due after one year through five years	810	810	812	299,737	299,737	320,624
Due after five years through 10 years	9,540	9,540	9,591	10,875	10,875	10,950
Due after 10 years	16,745	16,745	16,897	17,790	17,790	17,971
Total non-MBS	1,519,910	1,519,910	1,532,492	1,098,391	1,098,391	1,119,776
Total MBS	6,703,300	6,694,517	6,682,196	5,411,771	5,402,199	5,347,934
Total	$8,223,210	$8,214,427	$8,214,688	$6,510,162	$6,500,590	$6,467,710

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of June 30, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	June 30, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$1,222,848	$1,069,727
Variable	297,062	28,664
Subtotal	1,519,910	1,098,391
MBS:
Fixed	1,393,406	1,639,963
Variable	5,309,894	3,771,808
Subtotal	6,703,300	5,411,771
Total	$8,223,210	$6,510,162

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
At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of June 30, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 6.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the three- to nine-month period beginning April 1, 2012. For the substantial majority of markets where further home price declines are anticipated, the declines were projected to range from 1.0% to 4.0% over the three-month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The table below presents projected home price recovery by months as of June 30, 2012.

	As of June 30, 2012
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	0.0	2.8
7-8	0.0	3.0
19 - 24	1.0	4.0
25 - 30	2.0	4.0
31 - 42	2.0	5.0
43 - 66	2.0	6.0
Thereafter	2.3	5.6

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

For those securities for which an OTTI was determined to have occurred during the three months ended June 30, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended June 30, 2012									As of June 30, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High
(in percentages)
Prime:
2004 and prior	33.0	33.0	33.0	0.9	0.9	0.9	23.0	23.0	23.0	5.0	5.0	5.0
Total prime	33.0	33.0	33.0	0.9	0.9	0.9	23.0	23.0	23.0	5.0	5.0	5.0
Alt-A:
2007	2.1	1.7	2.2	79.6	78.5	86.0	56.9	56.2	61.1	36.8	36.0	41.9
2006	2.2	1.7	2.7	80.9	77.1	83.5	60.2	54.9	66.9	31.4	29.6	33.1
2005	4.4	4.4	4.4	63.9	63.9	63.9	41.2	41.2	41.2	16.6	16.6	16.6
Total Alt-A	2.2	1.7	4.4	79.5	63.9	86.0	57.6	41.2	66.9	34.3	16.6	41.9
Total	2.5	1.7	33.0	78.9	0.9	86.0	57.3	23.0	66.9	34.1	5.0	41.9

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

We recorded additional OTTI credit losses in second quarter 2012 on eight securities determined to be other-than-temporarily impaired in prior reporting periods. One additional security was determined to be other-than-temporarily impaired in second quarter 2012. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.
The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly determined to be other-than-temporarily impaired in the period noted	$—	$161	$161	$—	$161	$161
PLMBS determined to be other-than-temporarily impaired in prior periods	4,269	(4,269)	—	5,593	(5,593)	—
Total	$4,269	$(4,108)	$161	$5,593	$(5,432)	$161

	For the Three Months Ended June 30, 2011			For the Six Months Ended June 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS determined to be other-than-temporarily impaired in prior periods	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954
Total	$65,244	$(63,305)	$1,939	$87,984	$(86,030)	$1,954

Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition within AOCL. For the three and six months ended June 30, 2012, substantially all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities (in 2011), changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $100.9 million and $167.8 million for the six months ended June 30, 2012 and 2011. See Statements of Comprehensive Income and Note 11 for additional information on AOCL for the three and six months ended June 30, 2012 and 2011.
The following table summarizes key information as of June 30, 2012 for the PLMBS on which we have recorded OTTI charges for the three months ended June 30, 2012.

	As of June 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - 2012	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$3,070	$3,071	$2,910	$2,910	$371,040	$270,891	$203,020
Total	$3,070	$3,071	$2,910	$2,910	$371,040	$270,891	$203,020

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following tables summarize key information as of June 30, 2012 and December 31, 2011 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to June 30, 2012 or December 31, 2011).

	As of June 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$41,303	$40,532	$31,749	$31,643	$2,262,001	$1,754,353	$1,249,052
Total	$41,303	$40,532	$31,749	$31,643	$2,262,001	$1,754,353	$1,249,052

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.
The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Credit Loss Component of OTTI Loss	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$514,553	$446,813	$513,229	$424,073
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (1)	4,269	65,244	5,593	87,984
Total additional credit losses recognized in period noted	4,269	65,244	5,593	87,984
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(2,533)	(530)	(2,533)	(530)
Balance, end of period	$516,289	$511,527	$516,289	$511,527

(1)	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of June 30, 2012:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of June 30, 2012, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of June 30, 2012, all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding, including AHP advances, at interest rates ranging from 0.26% to 8.22% as of June 30, 2012 and 0.14% to 8.22% as of December 31, 2011. Interest rates on our AHP advances were 5.00% as of June 30, 2012 and December 31, 2011.
The following table summarizes our advances outstanding as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$1,169	2.25	$43	2.50
Due in one year or less	4,864,808	0.70	5,862,838	0.81
Due after one year through two years	441,024	2.96	1,026,056	2.57
Due after two years through three years	561,115	2.98	288,942	3.16
Due after three years through four years	1,071,726	4.06	990,372	3.47
Due after four years through five years	796,455	3.83	1,121,773	3.99
Thereafter	1,448,784	4.06	1,619,986	4.15
Total par value	9,185,081	2.14	10,910,010	2.10
Commitment fees	(451)		(483)
Discount on AHP advances	—		(3)
Premium on advances	1,600		1,907
Discount on advances	(7,207)		(8,272)
Hedging adjustments	382,825		389,160
Total	$9,561,848		$11,292,319

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of June 30, 2012 and December 31, 2011, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $2.2 billion and $3.1 billion as of June 30, 2012 and December 31, 2011. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of June 30, 2012 and December 31, 2011.
The following table summarizes our advances by next put/convert date as of June 30, 2012 and December 31, 2011.

	As of	As of
Advances by Next Put/Convert Date	June 30, 2012	December 31, 2011
(in thousands)
Overdrawn demand deposit accounts	$1,169	$43
Due in one year or less	6,627,325	7,541,854
Due after one year through two years	571,023	1,254,556
Due after two years through three years	454,615	258,942
Due after three years through four years	723,710	823,872
Due after four years through five years	472,455	677,757
Thereafter	334,784	352,986
Total par value	$9,185,081	$10,910,010

The following table summarizes our advances by interest-rate payment terms as of June 30, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	June 30, 2012	December 31, 2011
(in thousands)
Fixed:
Due in one year or less	$4,667,538	$5,488,746
Due after one year	4,269,104	4,777,593
Total fixed	8,936,642	10,266,339
Variable:
Due in one year or less	198,439	374,135
Due after one year	50,000	269,536
Total variable	248,439	643,671
Total par value	$9,185,081	$10,910,010

As of June 30, 2012 and December 31, 2011, 43.6% and 55.7% of our fixed interest-rate advances were in hedging relationships, effectively converting their fixed interest rates to variable interest rates.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2012 and December 31, 2011, we had $5.3 billion and $7.3 billion in total advances in excess of $1 billion per borrower outstanding to two and three borrowers (at the holding company level). As of June 30, 2012, our top five borrowers by holding company held 72.3% of the par value of our outstanding advances, with the top two borrowers holding 57.6% (Bank of America Corporation with 36.4% and Washington Federal, Inc. with 21.2%) and the other three borrowers each holding less than 10%. As of June 30, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 24 months. As of December 31, 2011, the top five borrowers by holding company held 72.8% of the par value of our outstanding advances, with the top two borrowers holding 56.9% (Bank of America Corporation with 39.0% and

Washington Federal, Inc. with 17.9%) and the other three borrowers each holding less than 10%. As of December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 21 months.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 14 for additional information on borrowers holding 10% of our total outstanding capital stock.
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
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of operations. The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Gross prepayment fees	$2,922	$3,236	$9,643	$3,522
Basis adjustments and termination fees	126	761	1,208	686
Net prepayment fees	$2,796	$2,475	$8,435	$2,836
Advance principal prepaid	$142,145	$631,412	$506,677	$693,214

Note 7—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our MPP. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
The following tables summarize our mortgage loans held for portfolio as of June 30, 2012 and December 31, 2011.

	As of	As of
Mortgage Loans Held for Portfolio	June 30, 2012	December 31, 2011
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$65,919	$77,752
Fixed interest-rate, long-term(1), single-family	1,141,898	1,283,627
Total loan principal	1,207,817	1,361,379
Premiums	6,490	8,555
Discounts	(5,123)	(7,352)
Mortgage loans held for portfolio before allowance for credit losses	1,209,184	1,362,582
Less: Allowance for credit losses on mortgage loans	(5,704)	(5,704)
Total mortgage loans held for portfolio, net	$1,203,480	$1,356,878

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	June 30, 2012	December 31, 2011
(in thousands)
Government-guaranteed/insured	$109,454	$118,808
Conventional	1,098,363	1,242,571
Total loan principal	$1,207,817	$1,361,379

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
As of June 30, 2012 and December 31, 2011, 76.5% and 76.2% of our outstanding mortgage loans had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.).
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
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. As of June 30, 2012 and December 31, 2011, we had unencumbered rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit. We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions.
As of June 30, 2012 and December 31, 2011, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the three and six months ended June 30, 2012 and 2011.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of June 30, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of June 30, 2012 and December 31, 2011, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.
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
Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and six months ended June 30, 2012 and 2011, as well as the recorded investment in such loans collectively evaluated for impairment as of June 30, 2012 and 2011. We had no loans individually assessed for impairment as of June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Allowance for Credit Losses	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$5,704	$1,794	$5,704	$1,794
Charge-offs	—	—	—	—
Balance, net of charge-offs	5,704	1,794	5,704	1,794
Provision for credit losses	—	—	—	—
Balance, end of period	$5,704	$1,794	$5,704	$1,794
Ending balance, collectively evaluated for impairment	$5,704	$1,794	$5,704	$1,794
Recorded investments of mortgage loans, end of period (1):
Collectively evaluated for impairment	$1,104,011	$1,378,115	$1,104,011	$1,378,115

(1)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012			As of December 31, 2011
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$24,948	$12,137	$37,085	$28,128	$14,144	$42,272
Past due 60-89 days delinquent and not in foreclosure	7,031	3,557	10,588	9,582	4,421	14,003
Past due 90 days or more delinquent	50,083	17,248	67,331	53,123	19,243	72,366
Total past due	82,062	32,942	115,004	90,833	37,808	128,641
Total current loans	1,021,949	77,644	1,099,593	1,157,814	82,245	1,240,059
Total mortgage loans	$1,104,011	$110,586	$1,214,597	$1,248,647	$120,053	$1,368,700
Accrued interest - mortgage loans	$4,900	$513	$5,413	$5,514	$555	$6,069
Other delinquency statistics:
In process of foreclosure included above (2)	$41,592	None	$41,592	$41,994	None	$41,994
Serious delinquency rate (3)	4.5%	15.6%	5.5%	4.3%	16.0%	5.3%
Past due 90 days or more still accruing interest (4)	$1,065	$17,248	$18,313	$3,534	$19,243	$22,777
Loans on non-accrual status (5)	$52,696	None	$52,696	$52,153	None	$52,153
REO(6)	$3,308	None	$3,308	$2,902	None	$2,902

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

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of June 30, 2012 and December 31, 2011 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of June 30, 2012 and December 31, 2011.

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
The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2012 and December 31, 2011. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of June 30, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$19,670,415	$346,574	$453,017
Interest-rate caps or floors	10,000	8	—
Total derivatives designated as hedging instruments	19,680,415	346,582	453,017
Derivatives not designated as hedging instruments:
Interest-rate swaps	700,000	13,029	11,761
Total derivatives not designated as hedging instruments	700,000	13,029	11,761
Total derivatives before netting and collateral adjustments:	$20,380,415	359,611	464,778
Netting adjustments (1)		(268,872)	(268,872)
Cash collateral and related accrued interest		(2,702)	(68,184)
Total netting and collateral adjustments		(271,574)	(337,056)
Derivative assets and derivative liabilities as reported on the statement of condition		$88,037	$127,722

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments (1)		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statement of condition		$69,635	$147,693

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
We had no consolidated obligation bonds with bifurcated derivatives outstanding as of June 30, 2012. The fair value of bifurcated derivatives relating to $10.0 million of range consolidated obligation bonds as of December 31, 2011 was a net liability of $36,000, which was included in the carrying value of the bonds on our statement of condition and is not reflected in the table above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of operations for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain (Loss) on Derivatives and Hedging Activities	2012	2011	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$18,133	$23,879	$30,132	$30,744
Total net gain related to fair value hedge ineffectiveness	18,133	23,879	30,132	30,744
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	121	(9)	15	—
Net interest settlements	(9)	2,296	104	3,711
Total net gain related to derivatives not designated as hedging instruments	112	2,287	119	3,711
Net gain on derivatives and hedging activities	$18,245	$26,166	$30,251	$34,455

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(7,195)	$7,657	$462	$(29,474)
AFS securities (3)	4,131	3,505	7,636	(11,838)
Consolidated obligation bonds	40,454	(30,419)	10,035	40,196
Total	$37,390	$(19,257)	$18,133	$(1,116)

	For the Three Months Ended June 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(6,791)	$5,328	$(1,463)	$(41,000)
AFS securities (3)	4,749	7,864	12,613	(17,570)
Consolidated obligation bonds	120,099	(107,417)	12,682	63,813
Consolidated obligation discount notes	(318)	365	47	314
Total	$117,739	$(93,860)	$23,879	$5,557

	For the Six Months Ended June 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(2,999)	$742	$(2,257)	$(59,878)
AFS securities (3)	19,601	1,284	20,885	(26,879)
Consolidated obligation bonds	8,866	2,552	11,418	78,044
Consolidated obligation discount notes	55	31	86	(52)
Total	$25,523	$4,609	$30,132	$(8,765)

	For the Six Months Ended June 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$7,309	$(8,932)	$(1,623)	$(83,092)
AFS securities (3)	19,184	6,310	25,494	(35,022)
Consolidated obligation bonds	63,756	(56,932)	6,824	123,276
Consolidated obligation discount notes	(772)	821	49	823
Total	$89,477	$(58,733)	$30,744	$5,985

(1)	These amounts are reported in other income (loss).

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of operations and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three and six months ended June 30, 2012, we recorded gains of $7.6 million and $20.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $8.6 million and $20.6 million recorded in "interest income." For the three and six months ended June 30, 2011, we recorded gains of $12.6 million and $25.5 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $12.6 million and $25.2 million recorded in "interest income."

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
The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of June 30, 2012 and December 31, 2011.

	As of	As of
Credit Risk Exposure	June 30, 2012	December 31, 2011
(in thousands)
Total net exposure at fair value (1)	$90,739	$100,235
Less: Cash collateral held	2,702	30,600
Positive exposure after cash collateral	88,037	69,635
Less: Other collateral (2)	70,809	47,768
Exposure, net of collateral	$17,228	$21,867

(1)	Includes net accrued interest receivable of $39.8 million and $21.8 million as of June 30, 2012 and December 31, 2011.

(2)	Primarily Fannie Mae and U.S. Treasury securities.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2012 and December 31, 2011 was $195.9 million and $202.8 million, for which we posted collateral of $68.2 million and $55.1 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from double A to single A), we would have been required to deliver up to an additional $77.9 million and $77.4 million of collateral to our derivative counterparties as of June 30, 2012 and December 31, 2011.
In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook, and Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative. On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.

Note 10—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 14 in our 2011 Audited Financial Statements included in our 2011 10-K.
The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,056,000	0.99	$12,349,000	0.76
Due after one year through two years	4,854,000	1.58	2,902,225	2.18
Due after two years through three years	1,134,500	3.66	1,374,500	4.27
Due after three years through four years	401,660	4.17	1,160,160	1.85
Due after four years through five years	815,000	1.01	1,416,500	2.17
Thereafter	3,032,610	3.91	3,677,610	4.05
Total par value	16,293,770	1.97	22,879,995	1.82
Premiums	4,568		5,706
Discounts	(13,477)		(15,970)
Hedging adjustments	346,165		350,891
Fair value option valuation adjustments	(82)		(26)
Total	$16,630,944		$23,220,596

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of June 30, 2012 and December 31, 2011, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $968.0 million and original net discount of $19.3 million. We transferred no consolidated obligation bonds to other FHLBanks for the six months ended June 30, 2012 or in 2011.

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
Our consolidated obligation bonds outstanding consisted of the following as of June 30, 2012 and December 31, 2011.

	As of	As of
Par Value of Consolidated Obligation Bonds	June 30, 2012	December 31, 2011
(in thousands)
Non-callable	$8,453,770	$13,998,770
Callable	7,840,000	8,881,225
Total par value	$16,293,770	$22,879,995

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of June 30, 2012 and December 31, 2011.

	As of	As of
Term-to-Maturity or Next Call Date	June 30, 2012	December 31, 2011
(in thousands)
Due in one year or less	$11,286,000	$17,040,225
Due after one year through two years	1,929,000	2,196,000
Due after two years through three years	899,500	1,049,500
Due after three years through four years	271,660	430,160
Due after four years through five years	—	256,500
Thereafter	1,907,610	1,907,610
Total par value	$16,293,770	$22,879,995

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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of June 30, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	June 30, 2012	December 31, 2011
(in thousands, except percentages)
Fixed	$14,268,770	$19,729,995
Step-up	1,825,000	2,090,000
Variable	—	850,000
Capped variable	200,000	200,000
Range	—	10,000
Total par value	$16,293,770	$22,879,995

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
As of June 30, 2012 and December 31, 2011, 89.1% and 81.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate. We had no variable interest-rate consolidated bonds that were swapped to a different variable interest rate as of June 30, 2012. As of December 31, 2011, 0.9% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of June 30, 2012 and December 31, 2011.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of June 30, 2012	$16,417,803	$16,419,900	0.09
As of December 31, 2011	$14,034,507	$14,035,213	0.03

(1)	Represents an implied rate.

As of June 30, 2012, we had no consolidated discount notes that were swapped to variable interest rates. As of December 31, 2011, 5.3% of our fixed interest-rate consolidated obligation discount notes were swapped to a variable interest rate.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $3.5 million and $6.1 million as of June 30, 2012 and December 31, 2011. The amortization of such concessions is included in consolidated obligation interest expense and totaled $557,000 and $920,000 for the three and six months ended June 30, 2012, compared to $878,000 and $1.2 million for the same periods in 2011.

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance:
June 30, 2012	$158,864	$2,645,736
December 31, 2011	$158,864	$2,641,580

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

The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
	2012		2011
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$119,338	$1,620,339	$126,454	$1,649,695
New member capital stock purchases	—	936	—	160
Existing member capital stock purchases	—	3,220	—	1,368
Total capital stock purchases	—	4,156	—	1,528
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	—	—	5,294
Rescissions of redemption requests	—	—	755	279
Increased membership stock requirement	—	1,005	—	—
Capital stock transferred to mandatorily redeemable capital stock:
Withdrawals/involuntary redemptions	—	—	—	(13,743)
Redemption requests past redemption date	—	(64,164)	(1,720)	(2,898)
Net transfers to mandatorily redeemable capital stock	—	(63,159)	(965)	(11,068)
Balance, end of period	$119,338	$1,561,336	$125,489	$1,640,155

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
Total Capital Stock Purchase Requirements
Members are required to hold capital stock equal to the greater of:

•	$500 or 0.5% of the member's home mortgage loans and mortgage loan pass-through securities (membership stock requirement); or

•
The sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock requirement).

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. For the six months ended June 30, 2012 and throughout 2011, the member activity stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s Capital Plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock, given the existing restrictions on repurchases of Class B capital stock.
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of June 30, 2012, we had excess capital stock of $2.1 billion, or 5.8%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,669,155	$2,839,004	$1,932,768	$2,799,018
Total capital-to-assets ratio	4.00%	8.24%	4.00%	7.36%
Total regulatory capital	$1,454,783	$2,997,868	$1,607,379	$2,957,882
Leverage capital-to-assets ratio	5.00%	12.15%	5.00%	10.84%
Leverage capital	$1,818,479	$4,417,370	$2,009,223	$4,357,391

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
Capital Concentration
As of June 30, 2012 and December 31, 2011, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49.0% and 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.
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
Shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reported as interest expense in the statements of operations. We recorded no interest expense on mandatorily redeemable capital stock for the six months ended June 30, 2012 or 2011 because we did not declare dividends during these periods. If a member cancels its written notice of redemption or withdrawal, we reclassify the applicable mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the statements of cash flows. As of June 30, 2012 and December 31, 2011, we had $1.1 billion and $1.0 billion in Class B capital stock subject to mandatory redemption with payment subject to a five-year waiting period and our ability to continue meeting all regulatory capital requirements. As of June 30, 2012 and December 31, 2011, we had $39.5 million in Class A capital stock subject to mandatory redemption with payment subject to a six-month waiting period and our ability to continue meeting regulatory capital requirements. These amounts have been classified as liabilities in the statements of condition. The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. The number of shareholders holding mandatorily redeemable capital stock was 77 and 76 as of June 30, 2012 and December 31, 2011.
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
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2012. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later. If activity-based stock becomes excess stock (i.e., capital stock that is no longer supporting either membership or outstanding activity), we may repurchase such shares, at our sole discretion, subject to the statutory and regulatory restrictions on capital stock redemptions. We have been unable to redeem Class A or Class B capital stock at the end of the statutory six-month or five-year redemption periods since March 2009. As a result of the Consent Arrangement, we are restricted from repurchasing or redeeming capital stock without Finance Agency approval.

	As of June 30, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$147
One year through two years	—	711,417
Two years through three years	—	2,359
Three years through four years	—	24,097
Four years through five years	—	71,087
Past contractual redemption date due to remaining activity (1)	1,261	10,199
Past contractual redemption date due to regulatory action (2)	38,265	265,094
Total	$39,526	$1,084,400

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
Redemption Requests Not Classified as Mandatorily Redeemable Capital Stock
As of June 30, 2012 and December 31, 2011, 16 and 14 members had requested redemptions of capital stock that had not been classified as mandatorily redeemable capital stock due to the terms of our Capital Plan requirements.
The following table shows the amount of outstanding Class A and Class B capital stock voluntary redemption requests by year of scheduled redemption as of June 30, 2012. The year of redemption in the table reflects: (1) the end of the six-month or five-year redemption period, as applicable, or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2012
Capital Stock - Voluntary Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$2,484	$3,346
One year through two years	—	49,922
Two years through three years	—	37,932
Three years through four years	—	77
Four years through five years	—	6,751
Total	$2,484	$98,028

Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the six months ended June 30, 2012 and 2011.

AOCL	Unrealized gain on AFS securities	Non-credit portion of OTTI on AFS securities	Non-credit portion of OTTI on HTM securities	Pension benefits	Total accumulated other comprehensive (loss) income
(in thousands)
Balance, December 31, 2010	$(5,470)	$(590,023)	$(70,533)	$(880)	$(666,906)
Net change in AOCL	11,840	145,042	10,919	29	167,830
Balance, June 30, 2011	$6,370	$(444,981)	$(59,614)	$(851)	$(499,076)
Balance, December 31, 2011	10,998	(611,152)	(9,572)	(886)	(610,612)
Net change in AOCL	(5,892)	105,851	789	183	100,931
Balance, June 30, 2012	$5,106	$(505,301)	$(8,783)	$(703)	$(509,681)

Joint Capital Enhancement Agreement and Amendment
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Because each FHLBank has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank has allocated 20% of its net income to a separate restricted retained earnings account. During the first half of 2012, in compliance with our amended Capital Plan, we allocated $7.2 million of our net income to restricted retained earnings and $28.7 million to unrestricted retained earnings.
See Note 17 in our 2011 Audited Financial Statements in our 2011 10-K for more information on the Capital Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2012	2011	2012	2011
(in thousands)
Service cost	$93	$65	$186	$130
Interest cost	29	44	57	88
Amortization of prior service cost	4	16	8	32
Amortization of net gain	6	(1)	12	(2)
Settlement losses	—	—	163	—
Total	$132	$124	$426	$248

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of June 30, 2012 and December 31, 2011. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values.
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
For instruments carried at fair value, we review the fair-value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the six months ended June 30, 2012 or during 2011.

Fair Value Summary Table
The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities.The following tables summarize the carrying value and fair values of our financial instruments as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
			Fair Value
Financial Instruments	Carrying Value		Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,237		$1,237	$1,237	$—	$—	$—
Deposits with other FHLBanks	109		109	109	—	—	—
Securities purchased under agreements to resell	5,150,000		5,150,000	—	5,150,000	—	—
Federal funds sold	7,113,200		7,113,491	—	7,113,491	—	—
AFS securities	4,963,027		4,963,027	—	3,713,975	1,249,052	—
HTM securities	8,214,427		8,214,688	—	7,622,240	592,448	—
Advances	9,561,848		9,676,599	—	9,676,599	—	—
Mortgage loans held for portfolio, net	1,203,480		1,201,650	—	1,201,650	—	—
Accrued interest receivable	45,532		45,532	—	45,532	—	—
Derivative assets	88,037		88,037	—	359,611	—	(271,574)
Financial liabilities:
Deposits	(418,700)		(418,693)	—	(418,693)	—	—
Consolidated obligations, net:
Discount notes	(16,417,803)		(16,417,524)	—	(16,417,524)	—	—
Bonds	(16,630,944)		(17,002,527)	—	(17,002,527)	—	—
Mandatorily redeemable capital stock	(1,123,926)		(1,123,926)	(1,123,926)	—	—	—
Accrued interest payable	(78,817)		(78,817)	—	(78,817)	—	—
Derivative liabilities	(127,722)		(127,722)	—	(464,778)	—	337,056
AHP payable	(16,073)		(16,073)	—	(16,073)	—	—
Other:
Commitments to extend credit for advances	(451)		(451)	—	(451)	—	—
Commitments to issue consolidated obligations	—	—	645,000	—	645,000	—	—

	As of December 31, 2011
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286	$1,286	$—	$—	$—
Deposit with other FHLBanks	15	15	15	—	—	—
Securities purchased under agreements to resell	3,850,000	3,850,012	—	3,850,012	—	—
Federal funds sold	6,010,699	6,011,076	—	6,011,076	—	—
AFS securities	11,007,753	11,007,753	—	9,738,354	1,269,399	—
HTM securities	6,500,590	6,467,710	—	5,782,044	685,666	—
Advances	11,292,319	11,433,290	—	11,433,290	—	—
Mortgage loans held for portfolio, net	1,356,878	1,403,940	—	1,403,940	—	—
Accrued interest receivable	64,287	64,287	—	64,287	—	—
Derivative assets	69,635	69,635	—	366,476	—	(296,841)
Financial liabilities:
Deposits	(287,015)	(287,015)	—	(287,015)	—	—
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)	—	(14,034,376)	—	—
Bonds	(23,220,596)	(23,641,676)	—	(23,641,676)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(93,344)	(93,344)	—	(93,344)	—	—
Derivative liabilities	(147,693)	(147,693)	—	(469,047)	—	321,354
AHP payable	(13,142)	(13,142)	—	(13,142)	—	—
Other:
Commitments to extend credit for advances	(483)	(483)	—	(483)	—	—
Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during 2012. See Note 19 in our 2011 Audited Financial Statements in our 2011 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
If three or four prices are received, the median price is compared to each of the two prices that are not used to establish the median price. Each price not used to establish the median price that is within a specified tolerance threshold of the median price is also included in the "cluster" of prices that are averaged to compute a "default" price (that is, the price or prices used to establish the median price and the price or prices that are within the specified tolerance threshold are averaged to compute a default price). If only two prices are received, the median price is also the default price and each of the two prices is compared to that price. Both prices will be within the specified tolerance threshold or neither price will be within the specified tolerance threshold. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of June 30, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
As of June 30, 2012, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,249,052	$—	$—	$1,249,052	$—
Other U.S. agency obligations	206,233	—	206,233	—	—
TLGP securities	1,676,804	—	1,676,804	—	—
GSE obligations	1,830,938	—	1,830,938	—	—
Derivative assets (interest-rate related)	88,037	—	359,611	—	(271,574)
Other assets (rabbi trust)	3,025	3,025	—	—	—
Total assets at fair value	$5,054,089	$3,025	$4,073,586	$1,249,052	$(271,574)
Bonds	$(499,918)	$—	$(499,918)	$—	$—
Derivative liabilities (interest-rate related)	(127,722)	—	(464,778)	—	337,056
Total liabilities at fair value	$(627,640)	$—	$(964,696)	$—	$337,056

	As of December 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011.

	AFS PLMBS
	For the Six Months Ended June 30,
Fair Value Measurements Using Significant Unobservable Inputs	2012	2011
(in thousands)
Balance, beginning of period	$1,269,399	$1,469,055
Transfers from HTM to AFS securities	—	8,724
OTTI credit loss recognized in earnings	(5,593)	(87,322)
Unrealized gains in AOCL	105,851	149,261
Settlements	(120,605)	(116,099)
Balance, end of period	$1,249,052	$1,423,619

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded certain HTM securities at fair value as of June 30, 2012 and December 31, 2011. The HTM securities shown in the tables below had carrying values prior to impairment of $12.5 million and $27.2 million as of June 30, 2012 and December 31, 2011. The tables exclude impaired securities where the carrying value is less than fair value as of June 30, 2012 and December 31, 2011. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$11,677	$—	$11,677
REO	3,308	3,308	—
Total assets at fair value	$14,985	$3,308	$11,677

	As of December 31, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$29,268	$—	$29,268
REO	2,902	2,902	—
Total assets at fair value	$32,170	$2,902	$29,268

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

We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential statement of operations volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond.
The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value options for the three and six months ended June 30, 2012. We had no financial instruments on which we had elected the fair value option as of June 30, 2011.

Consolidated Obligation Bonds on Which Fair Value Option Has Been Elected	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
(in thousands)
Balance, beginning of the period	$500,097	$500,014
New transactions elected for fair value option	500,000	500,000
Maturities and terminations	(500,000)	(500,000)
Net change in fair value adjustments on financial instruments held under fair value option	(38)	(55)
Change in accrued interest and other	(65)	35
Balance, end of the period	$499,994	$499,994

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income on the statements of operations. The changes in fair value for instruments in which the fair value option has been elected are recorded as “net gains (losses) on financial instruments held under fair value option” in the statements of operations. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds recorded under the fair value option for credit risk were necessary as of June 30, 2012.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds for which the fair value option has been elected as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,918	.	$(82)
Total	$500,000	$499,918		$(82)

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	.	$(26)
Total	$500,000	$499,974		$(26)

The following table presents the selected data on the consolidated obligation bonds on which the fair value option has been elected for the six months ended June 30, 2012.

	For the Six Months Ended June 30, 2012
Instruments Measured at Fair Value	Interest Expense	Net Gain on Fair Value Adjustment	Total Changes Included in Current Period Earnings	Effect on Credit Risk-Gain (Loss)
(in thousands)
Consolidated obligation bonds	$(35)	$55	$20	$—
Total	$(35)	$55	$20	$—

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

The following tables set forth significant outstanding balances as of June 30, 2012 and December 31, 2011, and the income effect for the three and six months ended June 30, 2012 and 2011, on related party transactions.

Balances with Related Parties	As of June 30, 2012	As of December 31, 2011
(in thousands)
Assets:
Securities purchased under agreements to resell	$2,150,000	$850,000
AFS securities	568,175	2,896,588
HTM securities	223,075	256,505
Advances (par value)	3,542,242	4,458,198
Mortgage loans held for portfolio	930,900	1,042,159
Liabilities and Capital:
Deposits	5,807	4,591
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	754,741	721,846
Class A capital stock	2,003	2,003
AOCL - non-credit OTTI	(205,468)	(244,079)
Other:
Notional amount of derivatives	4,396,680	5,425,180

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income and Expense with Related Parties	2012	2011	2012	2011
(in thousands)
Income:
Advances, net (1)	$(3,673)	$1,535	$(6,794)	$3,306
Securities purchased under agreements to resell	363	8	600	31
Federal funds sold	—	10	—	39
AFS securities	5,204	4,335	10,828	8,775
HTM securities	1,023	1,821	2,142	3,920
Mortgage loans held for portfolio	14,268	32,298	26,219	65,752
Net OTTI credit loss	(2,858)	(41,256)	(4,182)	(51,824)
Total	$14,327	$(1,249)	$28,813	$29,999
Expense:
Deposits	$—	$—	$—	$2
Total	$—	$—	$—	$2

(1)	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the three and six months ended June 30, 2012 totaling $5.0 million, and during the same periods in 2011 totaling $17.5 million in loans to other FHLBanks with maturities ranging from one to three days. Interest earned on these short-term loans was not material.
In addition, as of June 30, 2012 and December 31, 2011, we had $109,000 and $15,000 on deposit with the FHLBank of Chicago for shared Federal Home Loan Bank System (FHLBank System) expenses.

We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 14 in our 2011 Audited Financial Statements included in our 2011 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2012 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $685.2 billion and $691.9 billion as of June 30, 2012 and December 31, 2011.
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012			As of December 31, 2011
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$470,499	$26,770	$497,269	$511,988
Unsettled consolidated obligation bonds, at par (2)	645,000	—	645,000	—
Total	$1,115,499	$26,770	$1,142,269	$511,988

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.8 million and $22.3 million as of June 30, 2012 and December 31, 2011.

(2)
As of June 30, 2012, $575.0 million of our unsettled consolidated obligation bonds were hedged with unsettled interest rate swaps. We had no unsettled consolidated obligation bonds or interest-rate exchange agreements as of December 31, 2011.

As of June 30, 2012, we had unsettled interest-exchange agreements with a notional amount of $575.0 million.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of June 30, 2012, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 26 days to 9.5 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $153,000 and $170,000 as of June 30, 2012 and December 31, 2011. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
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

Forward-Looking Statements
This report contains forward-looking statements that are subject to risk and uncertainty. These statements describe the expectations of the Federal Home Loan Bank of Seattle (Seattle Bank) regarding future events and developments, including future operational results, changes in asset levels, and use of our products. These statements address, without limitation, future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. The words "will," "expect," "intend," "may," "could," "should," "anticipate," and words of similar nature are intended in part to help identify forward-looking statements.
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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
significant and sustained reductions in members' advance demand as a result of factors such as decreased retail customer lending, increased retail customer deposits, and use of alternative sources of wholesale funding;

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); a further adverse change made by the Finance Agency in our "undercapitalized" classification; or other actions by the Finance Agency, particularly actions that may result from our failure to satisfy the requirements of the Consent Arrangement to the Finance Agency's satisfaction;

•
adverse changes in credit quality or market prices, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) losses or capital deficiencies;

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

•
adverse changes in investor demand for consolidated obligations or increased competition from other government-sponsored enterprises (GSEs), including other Federal Home Loan Banks (FHLBanks), and corporate, sovereign, and supranational entities;

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

•
adverse changes in the market prices or credit quality of our members' assets used as collateral for our advances that could reduce our members' borrowing capacity or result in our under-secured position on outstanding advances;

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

Overview
This discussion and analysis reviews our financial condition as of June 30, 2012 and December 31, 2011 and our results of operations for the three and six months ended June 30, 2012 and 2011. It should be read in conjunction with our financial statements and condensed notes for the three and six months ended June 30, 2012 and 2011, included in “Part I. Item 1. Financial Statements" in this report, as well as our annual report on Form 10-K for the year ended December 31, 2011 (2011 10-K). Our financial condition as of June 30, 2012 and our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2012 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like the other FHLBanks, our mission and primary business activity is providing access to liquidity and funding to members and eligible non-shareholder housing associates so they can meet the housing and other credit needs of their communities. We also work with our members and other entities to support affordable housing and community economic development by providing direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need.
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
Financial Condition and Results - Second Quarter 2012 Highlights
After generally improving during the first quarter of 2012, U.S. economic indicators were mixed during second quarter 2012. Among other things, some favorable trends included generally improving corporate financial results and improvements or stabilization in regional housing prices and inventories of unsold properties. Unfavorable factors, such as a slowdown in U.S. employment growth and the Federal Reserve's lowering of its 2012 economic outlook for the United States, placed negative pressure on the tenuous economic recovery.
Interest rates remained very low throughout the first half of 2012. In June 2012, the Federal Reserve announced the extension of its Operation Twist program, originally set to expire on June 30, 2012. Operation Twist is designed to put downward pressure on longer-term interest rates in order to ease financial market conditions and support economic recovery. This action follows the Federal Reserve's January 2012 announcement that it would hold the target range for the federal funds rate between 0% and 0.25% and that it anticipates economic conditions are likely to warrant exceptionally low levels for the federal funds rate through late 2014. These actions and the possibility of additional governmental stimulus or other actions are expected to place continued downward pressure on interest rates, especially longer-term interest rates.
As of June 30, 2012, we had total assets of $36.4 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $193.3 million, compared to total assets of $40.2 billion, total outstanding regulatory capital stock of $2.8 billion (including $1.1 billion of mandatorily redeemable capital stock), and retained earnings of $157.4 million as of December 31, 2011.
Our outstanding advances declined to $9.6 billion as of June 30, 2012, from $11.3 billion as of December 31, 2011, as Seattle Bank members generally continued to experience high levels of retail customer deposits and weak loan demand, which has continued to depress their demand for wholesale funding, including FHLBank advances. As of June 30, 2012, our investments declined to $25.4 billion, from $27.4 billion as of December 31, 2011, primarily due to $4.4 billion in maturities of TLGP securities in the first half of 2012.
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.
We recorded $22.9 million and $35.8 million of net income for the three and six months ended June 30, 2012, compared to net losses of $28.1 million and $40.3 million for the same periods in 2011. The increases in net income were primarily due to lower credit-related charges on our PLMBS determined to be other-than-temporarily impaired and increased net interest income, partially offset by declines in other non-interest income and increases in operating expenses.

We reported net interest income of $29.7 million and $52.9 million for the three and six months ended June 30, 2012, compared to $23.9 million and $44.4 million for the same periods in 2011. The increases in net interest income were primarily due to lower funding costs, increased yields on investments resulting from changes in the bank's investment mix, and reduced premium amortization expense on mortgage loans held for portfolio. In addition, increased fee income from advance prepayments contributed to higher net interest income for the six months ended June 30, 2012, compared to the same period in 2011. The increases in net interest income were partially offset by the impact of lower average balances of advances, investments, and mortgage loans held for portfolio.
Including the effect of interest-rate swaps hedging certain of the bank's available-for-sale (AFS) securities, adjusted net interest income (a non-GAAP measure) was $37.3 million and $73.8 million for the three and six months ended June 30, 2012, compared to $36.5 million and $69.9 million for the same periods in 2011. See "—Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011—Net Interest Income—Non-GAAP Measure—Adjusted Net Interest Income" for a detailed discussion of this non-GAAP measure.
Other non-interest income,excluding OTTI losses, declined to $18.1 million and $28.6 million for the three and six months ended June 30, 2012, compared to $28.4 million and $36.4 million for the same periods in 2011. The declines were primarily due to reductions in net gains on derivatives and hedging activities, which were impacted by the effect of the interest-rate swaps hedging certain of our AFS securities and from market value changes on our fair value hedging transactions and, in second quarter 2011, the gain on sale of held-to-maturity (HTM) securities. Other expense increased by $2.9 million and $3.1 million for the three and six months ended June 30, 2012, compared to the previous periods, primarily due to increased staffing in our credit and collateral management areas and legal expenses related to our PLMBS.
We recorded $4.3 million and $5.6 million of additional credit losses on our PLMBS for the three and six months ended June 30, 2012, compared to $65.2 million and $88.0 million of such credit losses for the same periods in 2011. The additional losses in both of these periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities. Non-credit OTTI losses are recorded in accumulated other comprehensive loss (AOCL) on our statements of condition. As of June 30, 2012, AOCL improved to $509.7 million, from $610.6 million as of December 31, 2011, primarily as a result of increases in the fair values of AFS securities determined to be other-than-temporarily impaired. See “—Financial Condition as of June 30, 2012 and December 31, 2011—Investments—Credit Risk—OTTI Assessment ,” and Notes 5 and 11 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for more information.
During the first six months of 2012, we continued to fulfill our mission of providing liquidity and funding for our members to support the housing and other credit needs of their communities. The past several years have been difficult for most financial institutions, including the Seattle Bank, and we continue to face a number of challenges, including relatively low advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. As we work through what we expect will continue to be a slow economic recovery, we will continue to fulfill our mission and maintain our focus on our longer-term goals of:

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our market value of equity (MVE) and the par value of capital stock (PVCS).
In addition to a variety of other measures, we track our progress in achieving our business goals using the following key metrics:

•	MVE to PVCS ratio. As of June 30, 2012, our MVE to PVCS ratio increased to 79.5% from 74.4% as of December 31, 2011.

•	Retained earnings. As of June 30, 2012, our retained earnings increased to $193.3 million, from $157.4 million as of December 31, 2011, due to 2012 net income.

•
Return on PVCS vs. federal funds. Our annualized return on PVCS for the six months ended June 30, 2012 was 2.57% compared to (2.90)% for the same period in 2011. The average federal funds effective rate for the six months ended June 30, 2012 was 0.13%, compared to 0.12% for the same period in 2011.

We continue to execute on opportunities to strengthen our balance sheet and minimize our financial and other risks. As discussed below in "—Financial Condition as of June 30, 2012 and December 31, 2011—Investments," we have increased the balance of our medium- and longer-term secured investments to increase our spreads and reduce our credit risk.
Consent Arrangement
In October 2010, the Seattle Bank entered into the Consent Arrangement. The Consent Arrangement sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par value. Further, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
Although remediation of the requirements of the Consent Arrangement may take some time, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. For example, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.
The Consent Arrangement also provided for a Stabilization Period (which commenced on October 25, 2010 and continued through August 12, 2011). The Consent Arrangement required us to meet certain minimum financial metrics during the Stabilization Period and maintain them at each quarter-end thereafter. These financial metrics relate to our retained earnings, AOCL, and MVE to PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter-end during the Stabilization Period and at all quarter ends after August 2011.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of June 30, 2012, December 31, 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of June 30, 2012	As of December 31, 2011	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$193,268	$157,438	$76,835
AOCL	$(509,681)	$(610,612)	$(770,317)
MVE to PVCS ratio	79.5%	74.4%	67.8%
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
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to be restricted from redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval. Further, as a result of our classification of "undercapitalized", we expect that we will remain subject to the mandatory and discretionary restrictions resulting from such classification, including among others, restrictions on redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval.
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
Developments Impacting Derivatives Transactions
Definitions of Certain Terms under New Derivatives Requirements
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the Securities and Exchange Commission (SEC). Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we will not be required to register as either a major swap participant or as a swap dealer for the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulation.
Mandatory Clearing of Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.
Further, The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that we enter into to hedge and manage our interest rate risk.
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
We expect that the CFTC, the SEC, the Finance Agency, and other bank regulators will continue to issue final rules implementing the foregoing requirements between now and the end of 2012.
Effectiveness of Key Rules for Derivatives Transactions
Many of the provisions of the Dodd-Frank Act that we expect will have the greatest effect on our derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of the rules that have been finalized and published by the CFTC, including new record-keeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. These final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest-rate swaps that are currently clearable. The CFTC will finalize these determinations in the beginning of November 2012, and we will be required to clear eligible interest rate swaps within 180 days after publication of the final determinations, which we estimate will be sometime during the second quarter of 2013.
We, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Final Rule and Guidance on the Financial Stability Oversight Council's (Oversight Council's) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies
On April 11, 2012, the Oversight Council issued a final rule, effective May 11, 2012, and guidance on the standards and procedures that the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain heightened prudential standards. The guidance issued with this final rule provides that the Oversight Council generally expects to follow a process in making its determination consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of June 30, 2012, we had $36.4 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of June 30, 2012, we had $33.0 billion in total outstanding consolidated obligations, our principal form of outstanding debt);

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
Finance Agency Regulatory Actions
Prudential Management and Operations Standards
On June 8, 2012, the Finance Agency issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file a corrective plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.
Final Rule on Private Transfer Fee Covenants
On March 16, 2012, the Finance Agency issued a final rule, which was effective on July 16, 2012, that will restrict us from purchasing, investing in, accepting as collateral, or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of investments that we are eligible to make, our business or results of operations could be adversely impacted.
Framework for Adversely Classifying Loans, Other Real Estate Owned (REO), and Other Assets and Listing Assets for Special Mention
On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, (AB 2012-02), Framework For Adversely Classifying Loans, Other Real Estate Owned, And Other Assets And Listing Assets For Special Mention. The guidance establishes a standard and uniform methodology for identification and adverse classification of specified assets and off-balance sheet credit exposures and prescribes the timing of asset charge-offs. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Accounting Management Policy issued by federal bank regulators in June 2000. AB 2012-02 was effective upon issuance. We are currently assessing the operational and accounting impacts of AB 2012-02 and have not yet determined the effect, if any, that this guidance will have on our financial condition or results of operations.

Other Significant Developments
Housing Finance and GSE Reform
On February 11, 2011, the U.S. Treasury and the Department of Housing and Urban Development (HUD) issued a report to the U.S. Congress on reforming the U.S. housing finance market. The report's primary focus is on providing, for Congressional consideration, options regarding the long-term structure of housing finance, including reforms specific to Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). In addition, the Obama administration has noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac, and the FHLBanks would operate so that overall government support of the mortgage market would be substantially reduced over time.
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
GSE reform has not significantly progressed so far in 2012, but we expect that it will continue to be a topic of discussion. While there are no proposals for specific changes to the FHLBanks, we could be affected in numerous ways by currently contemplated changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown and will depend on the legislation, if any, that is finally enacted.
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
On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC (the Agencies) concurrently published three joint notices of proposed rulemaking, seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel Committee's new capital framework. These revisions would among other things:

•	Implement the Basel Committee's standards related to minimum capital requirements, regulatory capital, and additional capital buffers;

•	Revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	Revise the approach by which large banks determine their capital adequacy.
The proposed rulemakings do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rule.
If these proposed rules are adopted as proposed, depending on the liquidity framework expected to be proposed by the Agencies, some of our members could be required to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for FHLBank System consolidated obligations to the extent that impacted institutions divest or limit their investments in FHLBank System consolidated obligations. On the other hand, the new requirements could create an incentive for our members to take our term advances to create and maintain balance sheet liquidity.

Selected Financial Data

The following selected quarterly financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included in this report.

Selected Financial Data	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$36,370	$36,273	$40,184	$40,386	$43,106
Investments (1)	25,441	25,500	27,369	27,816	29,005
Advances	9,562	9,343	11,292	10,972	11,161
Mortgage loans held for portfolio, net (2)	1,203	1,277	1,357	1,439	1,495
Mortgage loans held for sale	—	—	—	—	1,324
Deposits and other borrowings	419	340	287	365	310
Consolidated obligations, net:
Discount notes	16,418	13,112	14,034	12,838	9,334
Bonds	16,631	19,928	23,221	24,475	30,062
Total consolidated obligations, net	33,049	33,040	37,255	37,313	39,396
Mandatorily redeemable capital stock	1,124	1,061	1,061	1,059	1,034
Affordable Housing Program (AHP) payable	16	14	13	12	4
Capital stock:
Class A capital stock - putable	119	119	119	120	125
Class B capital stock - putable	1,562	1,621	1,621	1,621	1,641
Total capital stock	1,681	1,740	1,740	1,741	1,766
Retained earnings:
Unrestricted	161	143	132	122	33
Restricted	32	27	25	22	—
Total retained earnings	193	170	157	144	33
AOCL	(510)	(516)	(611)	(530)	(499)
Total capital	1,364	1,394	1,286	1,355	1,300
Statements of Operations (for the quarter ended)
Interest income	$81	$81	$79	$96	$95
Net interest income	30	23	18	33	24
Other income (loss)	13	10	14	102	(37)
Other expense	17	19	18	16	15
Income (loss) before assessments	26	14	14	119	(28)
Assessments	3	1	1	8	—
Net income (loss)	23	13	13	111	(28)
Financial Statistics (for the quarter ended)
Return on average equity	6.68%	3.89%	4.02%	32.52%	(8.60)%
Return on average assets	0.25%	0.14%	0.13%	1.01%	(0.25)%
Average equity to average assets	3.77%	3.62%	3.14%	3.12%	2.90%
Regulatory capital ratio (3)	8.09%	8.19%	7.36%	7.29%	6.57%
Net interest margin (4)	0.33%	0.25%	0.20%	0.32%	0.21%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and HTM securities, and loans to other FHLBanks.
(2)
Mortgage loans, net includes allowance for credit losses of $5.7 million for the quarters ended June 30, 2012, March 31, 2012, and December 31, 2011, $3.2 million for the quarter ended September 30, 2011, and $1.8 million for the quarter ended June 30, 2011.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of June 30, 2012 and December 31, 2011
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of June 30, 2012 declined from December 31, 2011, to $9.6 billion from $11.3 billion, and to 26.3% from 28.1%. These declines were primarily due to continued low advance demand and maturing advances. As of June 30, 2012, our investments declined to $25.4 billion, from $27.4 billion as of December 31, 2011. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.
The following table summarizes our major categories of assets as a percentage of total assets as of June 30, 2012 and December 31, 2011.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	June 30, 2012	December 31, 2011
(in percentages)
Advances	26.3	28.1
Investments:
Short-term	41.7	41.4
Medium-/long-term	28.3	26.7
Subtotal	70.0	68.1
Mortgage loans	3.3	3.4
Other assets	0.4	0.4
Total	100.0	100.0
We obtain funding to support our business primarily through the issuance, by the Office of Finance on our behalf, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of June 30, 2012 and December 31, 2011.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	June 30, 2012	December 31, 2011
(in percentages)
Consolidated obligations	90.8	92.7
Deposits	1.2	0.7
Other liabilities (1)	4.2	3.4
Total capital	3.8	3.2
Total	100.0	100.0

(1)	Mandatorily redeemable capital stock, representing 3.1% and 2.6% of total liabilities and capital as of June 30, 2012 and December 31, 2011, is recorded in other liabilities.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Advances decreased by 15.3%, or $1.7 billion, to $9.6 billion as of June 30, 2012, compared to $11.3 billion as of December 31, 2011. Although advances outstanding improved slightly from $9.3 billion as of March 31, 2012, demand for wholesale funding, including FHLBank advances, remained generally weak as many community financial institutions continued to experience high deposit levels and low loan demand.
The following table summarizes the par value of our advances outstanding by member type as of June 30, 2012 and December 31, 2011.

	As of	As of
Par Value of Advances by Member Type	June 30, 2012	December 31, 2011
(in thousands)
Commercial banks	$5,819,729	$7,496,620
Thrifts	2,593,527	2,629,627
Credit unions	397,798	389,033
Total member advances	8,811,054	10,515,280
Housing associates	2,542	3,082
Nonmember borrowers	371,485	391,648
Total par value of advances	$9,185,081	$10,910,010
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers (at the holding company level) as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Top Five Borrowers by Holding Company Advances Outstanding (1)	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$3,344,587	36.4	$4,251,471	39.0
Washington Federal, Inc.	1,950,000	21.2	1,950,000	17.9
Glacier Bancorp, Inc.	901,029	9.8	1,049,046	9.5
Umpqua Holdings Corporation	245,016	2.7	not in top 5	not in top 5
Sterling Financial Corporation	204,133	2.2	304,236	2.8
Capmark Bank	not in top 5	not in top 5	391,113	3.6
Total	$6,644,765	72.3	$7,945,866	72.8

(1)
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than that of individual member institutions.

As of June 30, 2012 and December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 24 and 21 months.

The following table summarizes our advance portfolio by product type as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$73,939	0.8	$14,135	0.1
Adjustable interest-rate	164,500	1.8	619,536	5.7
Fixed interest-rate advances:
Non-amortizing	6,108,046	66.5	6,544,954	60.1
Amortizing	372,280	4.0	385,569	3.5
Structured advances:
Putable	2,205,016	24.0	3,084,516	28.2
Capped floater	10,000	0.1	10,000	0.1
Floating-to-fixed convertible (1)	115,000	1.3	115,000	1.1
Symmetrical prepayment	136,300	1.5	136,300	1.2
Total par value	$9,185,081	100.0	$10,910,010	100.0

(1)	These advances have passed their conversion date and have converted to fixed interest-rates.

Advance demand was generally for short-term advances during the first half of 2012, with the percentage of outstanding advances maturing in one year or less decreasing slightly to 53.0%, or $4.9 billion, as of June 30, 2012, from 53.7%, or $5.9 billion, as of December 31, 2011. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 97.3% as of June 30, 2012, compared to 94.1% as of December 31, 2011, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of June 30, 2012.

	As of June 30, 2012
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$4,667,538	$198,439	$4,865,977
Due after one year	4,269,104	50,000	4,319,104
Total par value	$8,936,642	$248,439	$9,185,081
The total weighted-average interest rate on our advance portfolio increased to 2.14% as of June 30, 2012, from 2.10% as of December 31, 2011. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the six months ended June 30, 2012, many of our members continued to have less need for our advances as they experienced among other things, high levels of retail customer deposits and continued low customer loan activity.

We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing alternatives include differential pricing, daily market-based pricing, and auction funding pricing. We may also offer advance promotions from time to time, where advances of specific structures are offered at lower rates than our daily market-based pricing. The availability of competitively priced wholesale funding, including brokered deposits, has continued to pressure our advance pricing structure and, generally, has reduced the interest-rate spread we earn on our advances. Our members' use of auction funding pricing increased during the first six months of 2012 compared to the same period in 2011, with an offsetting decrease in differential pricing, due primarily to more favorable pricing execution on the auction funding pricing option. Although its use declined, differential pricing comprised the largest percentage of new advances in both periods. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the six months ended June 30, 2012 and 2011.

	For the Six Months Ended June 30,
Advance Pricing	2012	2011
(in percentages)
Differential pricing	84.8	96.7
Daily market-based pricing	1.8	3.1
Auction pricing	13.4	0.2
Total	100.0	100.0

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
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio. Although we do not believe that the Consent Arrangement and our "undercapitalized" classification have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing the amount of assets we may be able to hold and our members' confidence in us.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2012 and December 31, 2011, we had $5.3 billion and $7.3 billion in total advances in excess of $1.0 billion per borrower outstanding to two and three borrowers (measured at the holding company level). We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs, and economic conditions. As of June 30, 2012, the number of institutions rated in our low risk category improved to 63% of our membership from 57% as of December 31, 2011. Should the financial condition of a borrower decline or become otherwise impaired, we may require the borrower to physically deliver collateral or provide additional collateral to us. As of June 30, 2012 and December 31, 2011, 23%

and 25% of our borrowers were on the physical possession collateral arrangement, representing 7% and 11% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. For collateral pledged by a member deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of June 30, 2012 and December 31, 2011, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 6 in ”Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and short-term Temporary Liquidity Guarantee Program (TLGP) notes. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, or that carried the highest credit ratings from Moody's Investor Service (Moody's) or Standard & Poor's (S&P) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and longer-term TLGP securities. Our investment securities are classified either as AFS or HTM.

The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity as of June 30, 2012 and December 31, 2011. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2012
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. obligations	$—	$22,854	$—	$183,379	$206,233
GSE and Tennessee Valley Authority (TVA)	1,351,949	351,196	—	127,793	1,830,938
TLGP	1,676,804	—	—	—	1,676,804
Total non-MBS	3,028,753	374,050	—	311,172	3,713,975
MBS:
PLMBS	—	—	—	1,249,052	1,249,052
Total MBS	—	—	—	1,249,052	1,249,052
Total AFS securities	$3,028,753	$374,050	$—	$1,560,224	$4,963,027
Yield on AFS securities	0.46%	0.73%	—%	0.95%	0.69%
HTM securities:
Non-MBS:
Commercial paper	$269,968	$—	$—	$—	$269,968
Certificates of deposit	923,004	—	—	—	923,004
Other U.S. obligations	—	809	9,540	13,865	24,214
GSE and TVA	299,843	1	—	—	299,844
State and local housing agency obligations	—	—	—	2,880	2,880
Total non-MBS	1,492,815	810	9,540	16,745	1,519,910
MBS:
Other U.S obligations residential MBS	2	17	—	153,988	154,007
GSE residential MBS	—	—	538,784	5,318,004	5,856,788
Residential PLMBS	—	—	114,859	568,863	683,722
Total MBS	2	17	653,643	6,040,855	6,694,517
Total HTM securities	$1,492,817	$827	$663,183	$6,057,600	$8,214,427
Yield on HTM securities	1.39	1.45	1.15	1.44	1.41
Securities purchased under agreements to resell	$5,150,000	$—	$—	$—	$5,150,000
Federal funds sold	7,113,200	—	—	—	7,113,200
Total investments	$16,784,770	$374,877	$663,183	$7,617,824	$25,440,654

	As of December 31, 2011
Investments by Security Type	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 10 Years	Due After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE and TVA	$2,705,957	$902,016	$—	$44,700	$3,652,673
TLGP	6,085,681	—	—	—	6,085,681
Total non-MBS	8,791,638	902,016	—	44,700	9,738,354
MBS:
PLMBS	—	—	—	1,269,399	1,269,399
Total MBS	—	—	—	1,269,399	1,269,399
Total AFS securities	$8,791,638	$902,016	$—	$1,314,099	$11,007,753
Yield on AFS securities	0.50%	0.60%	—%	0.84%	0.58%
HTM securities:
Non-MBS:
Certificates of deposit	$680,000	$—	$—	$—	$680,000
Other U.S. obligations	—	—	10,875	14,655	25,530
GSE and TVA	89,989	299,737	—	—	389,726
State and local housing agency obligations	—	—	—	3,135	3,135
Total non-MBS	769,989	299,737	10,875	17,790	1,098,391
MBS:
Other U.S obligations residential MBS	5	20	—	165,406	165,431
GSE residential MBS	—	—	622,918	3,808,169	4,431,087
Residential PLMBS	—	—	114,090	691,591	805,681
Total MBS	5	20	737,008	4,665,166	5,402,199
Total HTM securities	$769,994	$299,757	$747,883	$4,682,956	$6,500,590
Yield on HTM securities	0.93%	6.07%	1.18%	1.89%	1.89%
Securities purchased under agreements to resell	$3,850,000	$—	$—	$—	$3,850,000
Federal funds sold	6,010,699	—	—	—	6,010,699
Total investments	$19,422,331	$1,201,773	$747,883	$5,997,055	$27,369,042
As of June 30, 2012, our investments declined to $25.4 billion, from $27.4 billion as of December 31, 2011. However, beginning in late March 2012, we modified our mix of investments, shifting some of our investments from short-term unsecured investments to medium- and longer-term secured investments and other U.S. obligations. As of June 30, 2012, our medium- and longer-term investments increased to 28.3% of total assets, from 26.7% as of December 31, 2011. Due to the maturity of $4.4 billion of TLGP securities, our short-term unsecured investments as of June 30, 2012 increased by $1.5 billion, to $15.1 billion, from December 31, 2011. The remainder of the TLGP maturity proceeds was invested in secured short-term investments and medium-/longer-term investments.
Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of June 30, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	June 30, 2012	December 31, 2011
(in thousands)
Freddie Mac	$399,378	$1,991,402
Fannie Mae	395,489	398,852
Federal Farm Credit Bank (FFCB)	908,278	1,307,708
TVA	427,637	344,437
Total	$2,130,782	$4,042,399
MBS Investments
Our MBS investments represented 282.5% and 225.6% of our regulatory capital as of June 30, 2012 and December 31, 2011. Finance Agency regulation limits our investment in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities. As of June 30, 2012 and December 31, 2011, our MBS investments included $2.8 billion and $2.5 billion in Freddie Mac MBS and $3.1 billion and $2.0 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of June 30, 2012 and December 31, 2011 and for credit rating downgrades subsequent to June 30, 2012.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. We had no similar transfers in first half of 2012. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
Credit Risk
We are subject to credit risk on our investments. We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, and sovereign support, as well as related market signals. As a result of these monitoring activities, we may limit or suspend existing exposures, as appropriate. In addition, we are subject to regulatory limits on our unsecured portfolio.
Previously, we limited our unsecured credit exposure to any counterparty, other than GSEs (which were limited to the lower of 100% of our total capital and the issuer's total capital) and the U.S. government (not limited), based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As a result of the credit rating agencies placing a negative watch status on and subsequently downgrading U.S. debt obligations in third quarter 2011, limits on our unsecured credit exposure to GSE debt obligations are now determined by applying the same criteria utilized for other unsecured counterparties, with the exception that the limits are based on our total capital rather than the lower of our capital and the GSE's capital.
We also are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of June 30, 2012.

The following table presents our unsecured credit exposure on securities purchased from private counterparties as of June 30, 2012. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

Unsecured Credit Exposure	As of June 30, 2012	As of December 31, 2011
(in thousands)
Federal funds sold	$7,113,200	$6,010,699
Certificates of deposit	923,004	680,000
Commercial paper	269,968	—
Total	$8,306,172	$6,690,699
The following table presents our unsecured investments by contractual term to maturity presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2012. We had no unsecured investments greater than 90 days.

	Carrying Value
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Due Two Days through 30 Days	Due 31 Days through 90 Days	Total
(in thousands)
Domestic	$49,200	$—	$—	$49,200
U.S. subsidiaries of foreign commercial banks	—	534,968	—	534,968
Total	49,200	534,968	—	584,168
U.S. branches and agency offices of foreign commercial banks:
Canada	1,520,000	684,000	—	2,204,000
Netherlands	840,000	—	—	840,000
Sweden	694,000	268,000	418,000	1,380,000
Australia	424,000	—	1,254,000	1,678,000
Norway	272,000	268,000	—	540,000
Switzerland	—	240,004	—	240,004
Finland	840,000	—	—	840,000
Total	4,590,000	1,460,004	1,672,000	7,722,004
Total	$4,639,200	$1,994,972	$1,672,000	$8,306,172

The following table presents our unsecured investments by the counterparty credit ratings presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2012.

	Carrying Value
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$24,200	$25,000	$49,200
U.S. subsidiaries of foreign commercial banks	—	534,968	534,968
Total	24,200	559,968	584,168
U.S. branches and agency offices of foreign commercial banks:
Canada	1,257,000	947,000	2,204,000
Netherlands	840,000	—	840,000
Sweden	840,000	540,000	1,380,000
Australia	1,678,000	—	1,678,000
Norway	—	540,000	540,000
Switzerland	—	240,004	240,004
Finland	840,000	—	840,000
Total	5,455,000	2,267,004	7,722,004
Total	$5,479,200	$2,826,972	$8,306,172

Our residential MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS collateralized by residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, and losses on the sale of foreclosed properties. In order to reduce our risk of loss on these investments, all of the MBS owned by the Seattle Bank contain one or more of the following forms of credit protection:

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

The following tables summarize the carrying value of our investments and their credit ratings as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,150,000	$3,000,000	$—	$—	$5,150,000
Federal funds sold	—	5,061,200	2,052,000	—	—	—	7,113,200
Investment securities:
Commercial paper	—	—	269,968	—	—	—	269,968
Certificates of deposit	—	418,000	505,004	—	—	—	923,004
U.S. agency obligations	—	2,349,781	—	—	—	11,448	2,361,229
State or local housing investments	—	2,880	—	—	—	—	2,880
TLGP securities	—	1,676,804	—	—	—	—	1,676,804
Total non-MBS	—	9,508,665	4,976,972	3,000,000	—	11,448	17,497,085
Residential MBS:
Other U.S. agency	—	154,007	—	—	—	—	154,007
GSEs	—	5,856,788	—	—	—	—	5,856,788
PLMBS	143,313	21,250	47,823	160,060	1,560,328	—	1,932,774
Total MBS	143,313	6,032,045	47,823	160,060	1,560,328	—	7,943,569
Total investments	$143,313	$15,540,710	$5,024,795	$3,160,060	$1,560,328	$11,448	$25,440,654

	As of June 30, 2012
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$60,757	$66,214	$961,264	$381,960	$71,116	$19,017	$1,560,328

	As of December 31, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$850,000	$3,000,000	$—	$—	$3,850,000
Federal funds sold	—	4,019,000	1,991,699	—	—	—	6,010,699
Investment securities:
Certificates of deposit	—	414,000	266,000	—	—	—	680,000
U.S. agency obligations	—	4,056,116	—	—	—	11,813	4,067,929
State or local housing investments	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,085,681	—	—	—	—	6,085,681
Total non-MBS	—	14,577,932	3,107,699	3,000,000	—	11,813	20,697,444
Residential MBS:
Other U.S. agency	—	165,431	—	—	—	—	165,431
GSEs	—	4,431,087	—	—	—	—	4,431,087
PLMBS	206,990	57,054	82,094	137,228	1,591,714	—	2,075,080
Total MBS	206,990	4,653,572	82,094	137,228	1,591,714	—	6,671,598
Total investments	$206,990	$19,231,504	$3,189,793	$3,137,228	$1,591,714	$11,813	$27,369,042

	As of December 31, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$49,384	$71,202	$991,831	$396,307	$68,288	$14,702	$1,591,714

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of June 30, 2012. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Six Months Ended June 30, 2012
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$113,604	$—	$—	$—	$—	$113,604
AA	6,314	—	—	—	—	6,314
A	14,041	—	—	—	—	14,041
BB	115	—	—	—	—	115
Total unpaid principal balance	$134,074	$—	$—	$—	$—	$134,074
Amortized cost basis	$133,869	$—	$—	$—	$—	$133,869
Gross unrealized losses	$(3,332)	$—	$—	$—	$—	$(3,332)
Fair value	$131,314	$—	$—	$—	$—	$131,314
OTTI:
Credit-related OTTI charge taken	$—	$—	$—	$—	$—	$—
Non-credit-related OTTI charge taken	(161)	—	—	—	—	(161)
Total OTTI charge taken	$(161)	$—	$—	$—	$—	$(161)
Weighted-average percentage of fair value to unpaid principal balance	97.9%	—	—	—	—	97.9%
Original weighted-average credit enhancement	2.8%	—	—	—	—	2.8%
Weighted-average credit enhancement	15.0%	—	—	—	—	15.0%
Weighted-average collateral delinquency	4.9%	—	—	—	—	4.9%

	As of and for the Six Months Ended June 30, 2012
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$29,944	$—	$—	$—	$—	$29,944
AA	15,306	—	—	—	—	15,306
A	34,000	—	—	—	—	34,000
BBB	161,179	96,354	—	—	1,224	63,601
Below investment grade:
BB	60,634	—	—	—	35,738	24,896
B	80,589	15,723	—	27,088	29,683	8,095
CCC	1,533,342	191,116	678,325	551,318	112,583	—
CC	739,390	121,893	450,849	166,648	—	—
C	120,148	—	120,148	—	—	—
D	47,048	—	27,931	—	19,117	—
Total unpaid principal balance	$2,821,580	$425,086	$1,277,253	$745,054	$198,345	$175,842
Amortized cost basis	$2,312,989	$414,865	$993,759	$547,324	$181,389	$175,652
Gross unrealized losses	$(604,243)	$(95,552)	$(289,820)	$(152,085)	$(57,122)	$(9,664)
Fair value	$1,710,186	$319,313	$703,939	$395,239	$124,731	$166,964
OTTI:
Credit-related OTTI charge taken	$(5,593)	$—	$(1,457)	$(4,014)	$(122)	$—
Non-credit-related OTTI charge taken	5,593	—	1,457	4,014	122	—
Total OTTI charge taken	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	60.6%	75.1%	55.1%	53.1%	62.9%	95.0%
Original weighted-average credit enhancement	37.3%	34.8%	38.9%	45.9%	29.2%	4.5%
Weighted-average credit enhancement	28.6%	31.4%	28.1%	32.5%	27.9%	9.4%
Weighted-average collateral delinquency	43.5%	24.1%	49.6%	56.1%	31.4%	7.2%

The following table provides information on our PLMBS in unrealized loss positions as of June 30, 2012, as well as applicable credit rating information as of July 31, 2012.

	As of June 30, 2012					July 31, 2012 Rating Based on June 30, 2012 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Unrated	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$75,564	$75,403	$(3,332)	6.4	82.1	79.7	—	0.2	—
Total PLMBS backed by prime loans	75,564	75,403	(3,332)	6.4	82.1	79.7	—	0.2	—
Alt-A:
Option ARMs	1,974,225	1,575,170	(473,806)	50.8	—	—	100.0	—	1.8
Alt-A and other	798,082	688,615	(130,437)	28.0	0.4	0.4	75.8	0.2	—
Total PLMBS backed by Alt-A loans	2,772,307	2,263,785	(604,243)	44.2	0.1	0.1	93.0	0.1	1.3
Total PLMBS	$2,847,871	$2,339,188	$(607,575)	43.2	2.3	2.2	90.6	0.1	1.2

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012			As of December 31, 2011
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$89,910	$44,164	$134,074	$128,961	$54,810	$183,771
Alt-A	29,944	2,791,636	2,821,580	41,572	2,981,310	3,022,882
Total	$119,854	$2,835,800	$2,955,654	$170,533	$3,036,120	$3,206,653

Rating Agency Actions
Subsequent to June 30, 2012 and prior to July 31, 2012, one PLMBS security was downgraded by the credit rating agencies. In addition, two PLMBS were on negative watch as of July 31, 2012. These ratings actions are reflected within the tables below.

Investment Rating Downgrades		Based on Values as of June 30, 2012
As of June 30, 2012	As of July 31, 2012	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
AAA	AA	$1,782	$1,777

	Based on Values as of June 30, 2012
	PLMBS
Investments on Negative Watch as of July 31, 2012	Carrying Value	Fair Value
(in thousands)
A	$237	$241
CCC	18,058	18,058
Total	$18,295	$18,299

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of June 30, 2012.
The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for PLMBS. Each FHLBank performs its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.

Because of increased actual and forecasted credit deterioration as of June 30, 2012, we recorded additional OTTI credit losses in second quarter 2012 on eight securities determined to be other-than-temporarily impaired in prior reporting periods. We had one new security determined to be other-than-temporarily impaired in second quarter 2012.
The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and six months ended June 30, 2012.

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$—	$161	$161	$—	$161	$161
PLMBS identified with OTTI losses in prior periods	4,269	(4,269)	—	5,593	(5,593)	—
Total	$4,269	$(4,108)	$161	$5,593	$(5,432)	$161
Credit-related OTTI charges are recorded in current-period earnings on the statements of operations, and non-credit losses are recorded on the statements of condition in AOCL. For the three and six months ended June 30, 2012 and 2011, substantially all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $100.9 million and $167.8 million for the six months ended June 30, 2012 and 2011. See Statement of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the six months ended June 30, 2012 and 2011.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended June 30, 2012, as well as the related current credit enhancement, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The following table summarizes key information as of June 30, 2012 for the PLMBS on which we recorded OTTI charges for the three months ended June 30, 2012.

	As of June 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Q2 2012 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$3,070	$3,071	$2,910	$2,910	$371,040	$270,891	$203,020
Total other-than-temporarily impaired PLMBS	$3,070	$3,071	$2,910	$2,910	$371,040	$270,891	$203,020

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an nationally recognized statistical rating organization (NRSRO) upon issuance of the MBS.

The following tables summarize key information as of June 30, 2012 and December 31, 2011 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to June 30, 2012 and December 31, 2011).

	As of June 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$41,303	$40,532	$31,749	$31,643	$2,262,001	$1,754,353	$1,249,052
Total other-than-temporarily impaired PLMBS	$41,303	$40,532	$31,749	$31,643	$2,262,001	$1,754,353	$1,249,052

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399
Total other-than-temporarily impaired PLMBS	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the MBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 25 years as of June 30, 2012. Through June 30, 2012, three of our securities have suffered actual cash losses, totaling $5.8 million.

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

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.1 billion and $1.2 billion in conventional mortgage loans and $109.5 million and $118.8 million in government-guaranteed mortgage loans as of June 30, 2012 and December 31, 2011. The portfolio decreased slightly for the six months ended June 30, 2012 due to our receipt of $150.5 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.

The following tables summarize the FICO scores and loan-to-value ratios (i.e., outstanding mortgage loans as a percentage of appraised values) at origination of our conventional mortgage loans held for portfolio as of June 30, 2012 and December 31, 2011. The FICO scores in the table below represent the original FICO score of the lowest borrower for a related mortgage loan.

	As of	As of
Conventional Mortgage Loans - FICO Scores	June 30, 2012	December 31, 2011
(in percentages, except weighted-average FICO score)
<620	0.1	0.1
620 to < 660	3.2	3.2
660 to < 700	19.6	19.1
700 to < 740	32.5	32.2
>= 740	44.6	45.4
Weighted-average FICO score	733	733

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	June 30, 2012	December 31, 2011
(in percentages)
<= 60%	19.7	20.2
> 60% to 70%	20.8	20.7
> 70% to 80%	53.3	53.0
> 80% to 90% (1)	3.5	3.5
> 90% (1)	2.7	2.6
Weighted-average loan-to-value	69.9	69.7

(1)	Private mortgage insurance (PMI) required at origination.
As of June 30, 2012 and December 31, 2011, approximately 76% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A.,through its acquisition of our former member, Washington Mutual Bank, F.S.B.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our second quarter 2012 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses was sufficient to absorb the expected credit losses on our mortgage loan portfolio. We recorded no provision for credit losses for the three and six months ended June 30, 2012. Our allowance for credit losses totaled $5.7 million as of June 30, 2012 and December 31, 2011.

The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of June 30, 2012 and 2011.

	As of and for the Six Months Ended
Past Due and Nonaccrual Mortgage Loan Data	June 30, 2012	June 30, 2011
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$18,313	$58,867
Nonaccrual loans	$52,696	$11,212
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$5,704	$1,794
Balance, end of period	$5,704	$1,794
Nonaccrual loans: (1)
Gross amount of interest that would have been recorded based on original terms	$1,595	$358
Shortfall	$1,595	$358

(1)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due and there is not enough projected coverage in the applicable LRA.

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
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our REO as of June 30, 2012 and December 31, 2011.
As of June 30, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 1,176 outstanding government-insured mortgage loans as of June 30, 2012. We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.
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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of June 30, 2012 and December 31, 2011, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $88.0 million and $69.6 million and derivative liabilities of $127.7 million and $147.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during first half 2012.
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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of June 30, 2012 and December 31, 2011. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of June 30, 2012		As of December 31, 2011
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,909,540	$(384,880)	$5,727,142	$(388,856)
Investments:
Fair value - existing cash item	1,850,205	(50,891)	3,446,571	(49,233)
Consolidated obligation bonds:
Fair value - existing cash item	13,920,670	297,928	17,763,335	307,597
Non-qualifying economic hedges	500,000	40	510,000	48
Total	14,420,670	297,968	18,273,335	307,645
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	749,621	(55)
Intermediary Positions
Intermediaries	200,000	(119)
Total notional and fair value	$20,380,415	(137,922)	$28,196,669	(130,499)
Accrued interest at period end		32,755		27,928
Cash collateral held by counterparty - assets		68,184		55,113
Cash collateral held from counterparty - liabilities		(2,702)		(30,600)
Net derivative balance		$(39,685)		$(78,058)

Net derivative asset balance		$88,037		$69,635
Net derivative liability balance		(127,722)		(147,693)
Net derivative balance		$(39,685)		$(78,058)

The total notional amount of interest-rate exchange agreements hedging advances declined by $1.8 billion, to $3.9 billion (including a decline of $187.5 million, to $2.5 billion, in hedged advances using short-cut hedge accounting), as of June 30, 2012, from $5.7 billion as of December 31, 2011, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $3.8 billion, to $13.9 billion, as of June 30, 2012, from $17.8 billion as of December 31, 2011. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $397.0 million as of June 30, 2012, from $1.1 billion, as of December 31, 2011. In 2010, we discontinued the use of the short-cut hedge accounting designation on new hedging relationships.
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

We define “maximum counterparty credit risk” on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of June 30, 2012 and December 31, 2011, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $90.7 million and $100.2 million, including $39.8 million and $21.8 million of net accrued interest receivable. We held cash collateral of $2.7 million and $30.6 million from our counterparties for net credit risk exposures of $88.0 million and $69.6 million as of June 30, 2012 and December 31, 2011. We held $70.8 million and $47.8 million of securities collateral, primarily consisting of Fannie Mae and U.S. Treasury securities, from our counterparties as of June 30, 2012 and December 31, 2011. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require FHLBank System debt to maintain an investment-grade rating from each of the major credit-rating agencies. If FHLBank System debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from “AAA” to "AA+” with a negative outlook, and Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative. On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of June 30, 2012 was $195.9 million, for which we posted collateral of $68.2 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from double A to single A), we would have been required to deliver up to $77.9 million of additional collateral to our derivative counterparties as of June 30, 2012.
Our counterparty credit exposure, by credit rating, was as follows as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$150,000	$726		$—	$726
A	18,716,415	87,311	(1)	70,809	16,502
BBB	1,514,000	—		—	—
Total	$20,380,415	$88,037		$70,809	$17,228

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$7,388,366	$1,379		$—	$1,379
A	20,808,303	68,256	(1)	47,768	20,488
Total	$28,196,669	$69,635		$47,768	$21,867

(1)	Cash collateral held of $2.7 million and $30.6 million as of June 30, 2012 and December 31, 2011 are included in our derivative asset balances.

The following table presents our derivative asset and liability positions by counterparty credit rating and by the counterparty credit ratings presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of June 30, 2012.

Derivative Assets and Liabilities by Counterparty Credit Rating as of June 30, 2012	Notional Amount	AA	A	BBB	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$3,780,540	$726	$87,179	$—	$87,905
U.S. subsidiaries of foreign commercial banks		—	—	—	—
Total	3,780,540	726	87,179	—	87,905
U.S. branches and agency offices of foreign commercial banks
United Kingdom	—	—	132	—	132
Total	—	—	132	—	132
Total counterparties in net derivative asset positions	$3,780,540	$726	$87,311	$—	$88,037

Counterparties in net derivatives liability positions:
Domestic	$6,289,640	$—	$2,002	$3,025	$5,027
U.S. subsidiaries of foreign commercial banks	255,016	—	25,436	—	25,436
Total	6,544,656	—	27,438	$3,025	30,463
U.S. branches and agency offices of foreign commercial banks
United Kingdom	2,084,700	—	1,133	—	1,133
Germany	2,546,750	—	21,098	—	21,098
France	3,982,969	—	25,021	—	25,021
Switzerland	1,440,800	—	50,006		50,006
Total	10,055,219	—	97,258	—	97,258
Total counterparties in net liability positions	16,599,875	$—	$124,696	$3,025	$127,721
Total notional	$20,380,415
We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty. As of both June 30, 2012 and December 31, 2011, 13 and 14 counterparties, all of which had credit ratings of at least “A” or equivalent, represented the total notional amount of our outstanding interest-rate exchange agreements.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from “AAA” to "AA+” with a negative outlook. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues of "A-1+". On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.

The following table summarizes the carrying value of our consolidated obligations by type as of June 30, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Consolidated Obligations	June 30, 2012	December 31, 2011
(in thousands)
Discount notes	$16,417,803	$14,034,507
Bonds	16,630,944	23,220,596
Total	$33,048,747	$37,255,103
The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of June 30, 2012 and 2011.

	As of and for the Six Months Ended June 30,
	2012		2011
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$16,419,900	$1,826,000	$9,333,983	$2,750,000
Weighted-average interest rate as of period end	0.09%	0.16%	0.05%	0.27%
Daily average outstanding for the period	$13,763,600	$3,574,571	$13,073,455	$3,156,593
Weighted-average interest rate for the period	0.08%	0.14%	0.07%	0.30%
Highest outstanding balance at any month-end for the period	$16,862,562	$5,606,000	$13,317,778	$3,250,000
Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 17.0%, to a par amount of $16.4 billion as of June 30, 2012, from $14.0 billion as of December 31, 2011. The increase in consolidated obligation discount notes reflected the favorable cost of these instruments as compared to consolidated obligation bonds during the first half 2012.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased by 28.8% to a par amount of $16.3 billion as of June 30, 2012, from $22.9 billion as of December 31, 2011. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets, our exercise of call options on our fixed, range, and step-up consolidated obligations, and the increased use of consolidated obligation discount notes due to their relatively more favorable funding cost.

The following table summarizes our consolidated obligation bonds by interest-rate type as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$14,268,770	87.6	$19,729,995	86.2
Step-up (1)	1,825,000	11.2	2,090,000	9.1
Variable	—	—	850,000	3.7
Capped variable	200,000	1.2	200,000	0.9
Range (2)	—	—	10,000	0.1
Total par value	$16,293,770	100.0	$22,879,995	100.0

(1)	The interest rates on step-up consolidated obligations are fixed rates that increase at contractually specified dates.
(2)	The interest rates on range consolidated obligation bonds is a fixed interest rate, based on a LIBOR range.

Fixed interest-rate consolidated obligation bonds decreased by $5.5 billion to $14.3 billion as of June 30, 2012, from December 31, 2011, due to lower overall asset balances and our exercise of certain call options on fixed bullet bonds. Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $1.1 billion, to $2.0 billion, as of June 30, 2012 from December 31, 2011, primarily due to maturities and our exercise of certain call options on these consolidated obligation bonds. See “—Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$6,056,000	0.99	$12,349,000	0.76
Due after one year through two years	4,854,000	1.58	2,902,225	2.18
Due after two years through three years	1,134,500	3.66	1,374,500	4.27
Due after three years through four years	401,660	4.17	1,160,160	1.85
Due after four years through five years	815,000	1.01	1,416,500	2.17
Thereafter	3,032,610	3.91	3,677,610	4.05
Total par value	16,293,770	1.97	22,879,995	1.82
Premiums	4,568		5,706
Discounts	(13,477)		(15,970)
Hedging adjustments	346,165		350,891
Fair value option valuation adjustments	(82)		(26)
Total	$16,630,944		$23,220,596

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
Our callable consolidated obligation bonds outstanding decreased by $1.0 billion, to $7.8 billion, as of June 30, 2012, compared to December 31, 2011. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds increased as of June 30, 2012 to 48.1%, compared to 38.8% as of December 31, 2011, primarily due to the maturing of a significant portion of our non-callable portfolio, which increased the proportion of callable consolidated obligation bonds to total outstanding bonds.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $131.7 million, to $418.7 million as of June 30, 2012, compared to $287.0 million as of December 31, 2011. Demand deposits comprised the largest percentage of deposits, representing 79.2% and 95.7% of deposits as of June 30, 2012 and December 31, 2011. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $77.8 million, to $1.4 billion, as of June 30, 2012, from December 31, 2011. This increase primarily resulted from improvements in the fair value of our AFS investments classified as other-than-temporarily impaired and net income from the first six months of 2012, partially offset by transfers of capital stock to mandatorily redeemable capital stock.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
June 30, 2012	$158,864	$2,645,736
December 31, 2011	$158,864	$2,641,580

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
The following table shows the capital stock holdings of our members, by type, as of June 30, 2012.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	206	$1,219,574
Thrifts	31	308,481
Credit unions	100	152,269
Insurance companies	2	350
Total members and GAAP capital stock (1)	339	1,680,674
Mandatorily redeemable capital stock (2)		1,123,926
Total regulatory capital stock		$2,804,600

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.
(2)
Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to stock redemption requests that have passed the statutory redemption date and that have been reclassified to mandatorily redeemable capital stock on the statements of condition.

For the six months ended June 30, 2012 and 2011, members of the Seattle Bank purchased $4.2 million and $1.5 million of Class B capital stock at $100 par value.
Consistent with our Capital Plan, we are not required to redeem activity-based capital stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. The following table shows the amount of voluntary redemption requests by year of scheduled redemption as of June 30, 2012. The year of redemption reflects the later of the end of the six-month or five-year redemption periods, as applicable to the class of capital stock, or the maturity dates of the advances or mortgage loans supported by activity-based capital stock.

	As of June 30, 2012
Capital Stock - Voluntary Redemption Requests by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$2,484	$3,346
One year through two years	—	49,922
Two years through three years	—	37,932
Three years through four years	—	77
Four years through five years	—	6,751
Total	$2,484	$98,028

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of June 30, 2012. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of June 30, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$—	$147
One year through two years	—	711,417
Two years through three years	—	2,359
Three years through four years	—	24,097
Four years through five years	—	71,087
Past contractual redemption date due to remaining activity (1)	1,261	10,199
Past contractual redemption date due to regulatory action (2)	38,265	265,094
Total	$39,526	$1,084,400

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

The number of shareholders with mandatorily redeemable capital stock increased to 77 as of June 30, 2012, from 76 as of December 31, 2011. The amounts in the "Mandatorily Redeemable Capital Stock - Redemptions by Date" table above include $21.5 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $193.3 million as of June 30, 2012, compared to $157.4 million as of December 31, 2011. The increase in retained earnings was due to our 2012 net income.
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
Retained Earnings
We reported retained earnings of $193.3 million as of June 30, 2012, an increase of $35.8 million from $157.4 million as of December 31, 2011, due to our net income for the six months ended June 30, 2012.
The 12 FHLBanks, including the Seattle Bank, entered into the Joint Capital Enhancement Agreement, as amended effective September 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. During the first half of 2012, we allocated $7.2 million of our net income to restricted retained earnings and $28.7 million to unrestricted retained earnings. As of June 30, 2012, our restricted retained earnings balance totaled $32.0 million.
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our 2011 10-K for more information on the Capital Agreement.
AOCL
Our AOCL decreased to $509.7 million as of June 30, 2012, compared to $610.6 million as of December 31, 2011, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See Statements of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail of AOCL for the six months ended June 30, 2012 and 2011.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of June 30, 2012 and December 31, 2011.
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
The following table presents our permanent capital and risk-based capital requirements as of June 30, 2012 and December 31, 2011.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	June 30, 2012	December 31, 2011
(in thousands)
Permanent capital:
Class B capital stock	$1,561,336	$1,620,339
Mandatorily redeemable Class B capital stock	1,084,400	1,021,241
Retained earnings	193,268	157,438
Permanent capital	2,839,004	2,799,018
Risk-based capital requirement:
Credit risk	927,583	983,472
Market risk	356,382	503,273
Operations risk	385,190	446,023
Risk-based capital requirement	1,669,155	1,932,768
Risk-based capital surplus	$1,169,849	$866,250

Our risk-based capital requirement decreased as of June 30, 2012, compared to December 31, 2011, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operations-risk components of our risk-based capital requirement. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
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

The following table presents our regulatory capital-to-assets ratios as of June 30, 2012 and December 31, 2011.

	As of	As of
Regulatory Capital-to-Assets Ratios	June 30, 2012	December 31, 2011
(in thousands, except percentages)
Minimum regulatory capital	$1,454,783	$1,607,379
Total regulatory capital	2,997,868	2,957,882
Regulatory capital-to-assets ratio	8.24%	7.36%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.
The following table presents our leverage capital ratios as of June 30, 2012 and December 31, 2011.

	As of	As of
Leverage Capital Ratios	June 30, 2012	December 31, 2011
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$1,818,479	$2,009,223
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,417,370	4,357,391
Leverage capital ratio	12.15%	10.84%

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
In August 2009, under the Finance Agency's PCA regulations, we received a capital classification of "undercapitalized" from the Finance Agency and we have remained so classified, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This classification subjects us to a range of mandatory and discretionary restrictions, including limitations on asset growth and business activities, and in October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to be restricted from redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval. Further, as a result of our classification of "undercapitalized", we expect that we will remain subject to the mandatory and discretionary restrictions resulting from such classification, including among others, restrictions on redeeming, repurchasing, or paying dividends on capital stock without Finance Agency approval.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of June 30, 2012 and December 31, 2011.
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
At all times so far during 2012 and in 2011, we maintained liquidity in accordance with federal laws and regulations and policies established by our Board.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements" in our 2011 Form 10-K.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of June 30, 2012.

	As of June 30, 2012
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Consolidated obligation bonds (at par)(1)	$6,056,000	$5,988,500	$1,216,660	$3,032,610	$16,293,770
Mandatory redeemable capital stock	314,966	713,776	41,295	53,889	1,123,926
Operating leases	2,819	15	—	—	2,834
Pension and post-retirement contributions	4,680	—	—	—	4,680
Total contractual obligations	$6,378,465	$6,702,291	$1,257,955	$3,086,499	$17,425,210
Other Commitments
Standby letters of credit	$470,499	$15,648	$11,122	$—	$497,269
Unused lines of credit and other commitments	—	16,770	—	—	16,770
Total other commitments	$470,499	$32,418	$11,122	$—	$514,039

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

As of June 30, 2012, we had $645.0 million in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $575.0 million.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011
We recorded $22.9 million and $35.8 million of net income for the three and six months ended June 30, 2012, compared to net losses of $28.1 million and $40.3 million for the same periods in 2011. The increases in net income were primarily due to lower credit-related charges on our PLMBS determined to be other-than-temporarily impaired and increased net interest income, partially offset by declines in other non-interest income and increases in operating expenses.
We reported net interest income of $29.7 million and $52.9 million for the three and six months ended June 30, 2012, compared to $23.9 million and $44.4 million for the same periods in 2011. The increases in net interest income were primarily due to lower funding costs, increased yields on investments resulting from changes in the bank's investment mix, and reduced premium amortization expense on mortgage loans held for portfolio. In addition, increased fee income from advance prepayments contributed to higher net interest income for the six months ended June 30, 2012, compared to the same period in 2011. The increases in net interest income were partially offset by the impact of lower average balances of advances, investments, and mortgage loans held for portfolio.
Including the effect of interest-rate swaps hedging certain of the bank's AFS securities, adjusted net interest income (a non-GAAP measure) was $37.3 million and $73.8 million for the three and six months ended June 30, 2012, compared to $36.5 million and $69.9 million for the same periods in 2011. (See below for a discussion of this non-GAAP measure.)
We recorded $4.3 million and $5.6 million of additional credit losses on our PLMBS for the three and six months ended June 30, 2012, compared to $65.2 million and $88.0 million of such credit losses for the same periods in 2011. The additional losses in both periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.
Other income (loss), excluding OTTI losses, declined to $18.1 million and $28.6 million for the three and six months ended June 30, 2012, compared to $28.4 million and $36.4 million for the same periods in 2011. The declines were primarily due to reductions in net gains on derivatives and hedging activities, which were impacted by the effect of the interest-rate swaps hedging certain of our AFS securities and from market value changes on our fair value hedging transactions and, in second quarter 2011, the gain on sale of held-to-maturity securities. Other expense increased by $2.9 million and $3.1 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to increased staffing in our credit and collateral management areas and legal expenses related to our PLMBS.
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
During the three and six months ended June 30, 2012, our average advance, investment, mortgage loan, and consolidated obligation balances declined significantly from the same periods in 2011. The very low prevailing interest-rate environment during the first six months of 2012 and in 2011 negatively impacted the yields on our short-term and variable interest-rate long-term investment (e.g., our PLMBS) portfolios, although the change in the mix of our investments to reduce our unsecured credit exposure and changes in premium amortization on our mortgage loans during the first half of 2012 resulted in increased overall yields on these portfolios. Our cost of funds declined for the three and six months ended June 30, 2012, compared to the same periods in 2011, due primarily to the composition of outstanding consolidated obligation discount notes and negotiated swapped funding (i.e., structured funding). Generally, structured funding results in our most advantageous funding cost; however, the relative cost of consolidated obligation discount notes was lower than that of structured funding during the first half of 2012, compared to the same period in 2011, and as a result, we increased our use of consolidated obligation discount notes. Our earnings from capital, historically generated primarily from short-term investments, continued to be adversely impacted by the prevailing interest-rate environment, with yields on our short-term investments generally remaining at or near the federal funds effective rate in the first six months of 2012 and in 2011. Overall, the combination of these factors contributed to significantly higher net interest-rate spreads and net interest margins for the three and six months ended June 30, 2012, compared to the same periods in 2011.
The following table summarizes the average rates of various interest-rate indices for the three and six months ended June 30, 2012 and 2011 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of June 30, 2012 and 2011 and December 31, 2011.

	Average Rate for the Three Months Ended		Average Rate for the Six Months Ended		Ending Rate as of
Market Instrument	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	December 31, 2011	June 30, 2011
(in percentages)
Federal funds effective/target rate	0.15	0.09	0.13	0.12	0.09	0.04	0.07
3-month Treasury bill	0.08	0.03	0.07	0.08	0.08	0.01	0.01
3-month LIBOR	0.47	0.26	0.49	0.29	0.46	0.58	0.25
2-year U.S. Treasury note	0.28	0.55	0.28	0.61	0.30	0.24	0.46
5-year U.S. Treasury note	0.78	1.84	0.83	1.97	0.72	0.83	1.76
10-year U.S. Treasury note	1.81	3.19	1.91	3.31	1.64	1.88	3.16

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2012 and 2011. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,594,950	$23,730	0.99	$11,668,188	$29,652	1.02
Mortgage loans held for portfolio	1,241,072	16,855	5.46	2,891,481	36,256	5.03
Investments (1)	25,995,453	39,556	0.61	31,026,158	28,275	0.37
Other interest-earning assets	53,072	21	0.16	108,582	27	0.10
Total interest-earning assets	36,884,547	80,162	0.87	45,694,409	94,210	0.83
Other assets	(310,446)			(334,764)
Total assets	$36,574,101			$45,359,645
Interest-bearing liabilities:
Consolidated obligations	$33,204,380	50,426	0.61	$42,130,169	70,308	0.67
Deposits	376,331	41	0.04	321,551	20	0.02
Mandatorily redeemable capital stock	1,088,676	—	—	1,033,687	—	—
Other borrowings	121	—	0.26	116	—	0.05
Total interest-bearing liabilities	34,669,508	50,467	0.59	43,485,523	70,328	0.65
Other liabilities	524,906			560,901
Capital	1,379,687			1,313,221
Total liabilities and capital	$36,574,101			$45,359,645
Net interest income		$29,695			$23,882

Interest-rate spread		$24,881	0.28		$19,328	0.18
Earnings from capital		4,814	0.05		4,554	0.03
Net interest margin		$29,695	0.33		$23,882	0.21

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,766,692	$52,286	1.08	$12,521,408	$59,971	0.97
Mortgage loans held for portfolio	1,279,203	32,864	5.17	2,981,791	74,589	5.04
Investments (1)	25,969,977	76,455	0.59	31,046,746	58,333	0.38
Other interest-earning assets	52,817	35	0.13	105,510	67	0.13
Total interest-earning assets	37,068,689	161,640	0.88	46,655,455	192,960	0.83
Other assets	(323,791)			(357,335)
Total assets	$36,744,898			$46,298,120
Interest-bearing liabilities:
Consolidated obligations	$33,464,837	108,639	0.65	$43,088,314	148,497	0.69
Deposits	355,384	58	0.03	324,788	77	0.05
Mandatorily redeemable capital stock	1,074,721	—	—	1,031,388	—	—
Other borrowings	178	—	0.17	119	—	0.11
Total interest-bearing liabilities	34,895,120	108,697	0.63	44,444,609	148,574	0.67
Other liabilities	492,384			562,804
Capital	1,357,394			1,290,707
Total liabilities and capital	$36,744,898			$46,298,120
Net interest income		$52,943			$44,386

Interest-rate spread		$43,465	0.25		$35,242	0.16
Earnings from capital		9,478	0.04		9,144	0.03
Net interest margin		$52,943	0.29		$44,386	0.19

(1)
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three and six months ended June 30, 2012, our average assets significantly declined, compared to the same periods in 2011, primarily as a result of lower advance demand, maturing advances, lower investment balances, the July 2011 sale of $1.3 billion of mortgage loans, and principal payments on mortgage loans held for portfolio.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012 vs. 2011 Increase (Decrease)			2012 vs. 2011 Increase (Decrease)
Changes in Volume and Rate	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
(in thousands)
Interest income:
Advances	$(5,285)	$(637)	$(5,922)	$(14,206)	$6,521	$(7,685)
Investments	(12,547)	23,828	11,281	(10,750)	28,872	18,122
Mortgage loans held for portfolio	(27,897)	8,496	(19,401)	(43,689)	1,964	(41,725)
Other loans	(32)	26	(6)	(35)	3	(32)
Total interest income	(45,761)	31,713	(14,048)	(68,680)	37,360	(31,320)
Interest expense:
Consolidated obligations	(14,191)	(5,691)	(19,882)	(31,638)	(8,220)	(39,858)
Deposits	4	17	21	7	(26)	(19)
Total interest expense	(14,187)	(5,674)	(19,861)	(31,631)	(8,246)	(39,877)
Change in net interest income	$(31,574)	$37,387	$5,813	$(37,049)	$45,606	$8,557

(1)
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three and six months ended June 30, 2012, compared to the same periods in 2011, resulting in overall increased net interest income for the three and six ended June 30, 2012, compared to the same periods in 2011. The decreases in interest income and interest expense were primarily due to significantly lower average advance, investment, mortgage loan, and consolidated obligation balances, as well as lower interest rates incurred on our average liabilities, partially offset by higher yields earned on our average investment and mortgage loan balances and, for the six months ended June 30, 2012, increased yields earned on average advances. Yields on our investment portfolio were negatively impacted by premium amortization on certain hedged AFS securities of $8.6 million and $20.6 million for the three and six months ended June 30, 2012 and $12.6 million and $25.2 million for the same periods in 2011, which were essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) on our statements of operations (see "— Non-GAAP Measure - Adjusted Net Interest Income" below). Further, the change in the interest income and average yield on investments for the three and six months ended June 30, 2011 also was impacted by $421,000 and $5.7 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity (with no similar activity for the same periods in 2012). During the three and six months ended June 30, 2012, compared to the same periods in 2011, we experienced increases in the average yields on our interest-earning assets and decreases in the average cost of our interest-bearing liabilities, increasing our interest-rate spread by 10 and 9 basis points, to 28 and 25 basis points. Our earnings from capital increased to 5 and 4 basis points for the three and six months ended June 30, 2012, compared to 3 basis points for the same periods in 2011.
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
The following table presents a reconciliation of net interest income reported under GAAP to adjusted net interest income for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
GAAP net interest income	$29,695	$23,882	$52,943	$44,386
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities (1)	7,636	12,613	20,885	25,494
Adjusted net interest income	$37,331	$36,495	$73,828	$69,880

(1)
Premium amortization on the associated investments totaled $8.6 million and $20.6 million for the three and six months ended June 30, 2012, and $12.6 million and $25.2 million for the same periods in 2011. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.

Non-GAAP financial measures, like adjusted net interest income as described above, have inherent limitations, are not required to be uniformly applied, and are not audited. Non-GAAP measures should not be considered in isolation or as a substitute for analyses of results reported under GAAP.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Income	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$20,934	$27,177	(23.0)	$43,851	$57,135	(23.3)
Prepayment fees on advances, net	2,796	2,475	13.0	8,435	2,836	197.4
Subtotal	23,730	29,652	(20.0)	52,286	59,971	(12.8)
Investments	39,556	28,275	39.9	76,455	58,333	31.1
Mortgage loans held for portfolio	16,855	36,256	(53.5)	32,864	74,589	(55.9)
Interest-bearing deposits and other	21	27	(22.2)	35	67	(47.8)
Total interest income	$80,162	$94,210	(14.9)	$161,640	$192,960	(16.2)

Interest income decreased significantly for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to significant decreases in average balances of advances, investments, and mortgage loans, partially offset by an increase in the yield on investments and mortgage loans.
Advances
Interest income from advances, excluding prepayment fees on advances, decreased 23.0% and 23.3% for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to significant declines in average balances. Average advance balances decreased by $2.1 billion and $2.8 billion, or 17.8% and 22.0%, to $9.6 billion and $9.8 billion, for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower advance demand and maturing advances.

For the three and six months ended June 30, 2012, overall advance activity generally increased compared to the same periods in 2011. For the three and six months ended June 30, 2012, new advances totaled $9.2 billion and $17.8 billion and maturing advances totaled $9.0 billion and $19.5 billion. Advance activity for the three and six months ended June 30, 2011 included new advances totaling $5.9 billion and $19.0 billion and maturing advances totaling $7.1 billion and $21.2 billion.
The average yield on advances, including prepayment fees on advances, decreased by 3 and increased by 11 basis points to 0.99% and 1.08% for the three and six months ended June 30, 2012, compared to the same periods in 2011. The yield on advances for the six months ended June 30, 2012 was also impacted by increased prepayments of advances in second quarter 2012. Excluding prepayment fees, the average yield on advances for the six months ended June 30, 2012 and 2011 was 0.90% and 0.92% as discussed further below.
Prepayment Fees on Advances
For the three and six months ended June 30, 2012, we recorded net prepayment fee income of $2.8 million and $8.4 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $142.1 million and $506.7 million. For the same periods in 2011, we recorded net prepayment fees of $2.5 million and $2.8 million resulted from fees charged to borrowers that prepaid $631.4 millions and $693.2 million in advances. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 39.9% and 31.1% for the three and six months ended June 30, 2012, compared to the same periods in 2011. These increases primarily resulted from significantly higher average yields earned due to our shift in investment mix from lower yielding short-term investments to higher yielding longer-term agency MBS investments, partially offset by significantly lower average balances. Interest income on investments was negatively impacted by premium amortization on certain hedged AFS securities of $8.6 million and $20.6 million for the three and six months ended June 30, 2012 and $12.6 million and $25.2 million for the same periods in 2011, which was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) (also see "—Other (Loss) Income" below). The average yield on investments for the three and six months June 30, 2011 also was impacted by $421,000 and $5.7 million in premium write-offs on our AFS securities as a result of some of our AFS securities being called prior to maturity (with no similar activity for the same periods in 2012). The average yield on our investments increased by 24 and 21 basis points, to 0.61% and 0.59%, while the average balance of our investments decreased to $26.0 billion from $31.0 billion, for the three and six months ended June 30, 2012, compared to the same periods in 2011.
Because we have been precluded from repurchasing or redeeming capital stock since March 2009, we have invested the proceeds from maturing advances and mortgage loans as well as issuances of member capital stock in short- and longer-term investments. This strategy enables us to maintain leverage and capital ratios, while providing a return on invested capital. However, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances,we have determined that it is prudent to accept some variation in our advances-to-asset ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our portfolio.
Interest income from mortgage loans held for portfolio decreased by 53.5% and 55.9% for the three and six months ended June 30, 2012, compared to the same periods in 2011. These decreases were primarily due to our July 2011 sale of $1.3 billion of mortgage loans and to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP, including the continuing repayments of principal. The average balance of our mortgage loans held for portfolio decreased by $1.7 billion, to $1.2 billion and $1.3 billion, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The yield on our mortgage loans held for portfolio increased by 43 and 13 basis points, to 5.46% and 5.17%, for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our June 30, 2012 analysis, we determined that no additional provision for credit losses was required for the three or six months ended June 30, 2012. We recorded no provision for credit losses for the three or six months ended June 30, 2011.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Interest Expense	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligations - discount notes	$3,697	$2,294	61.2	$5,184	$6,841	(24.2)
Consolidated obligations - bonds	46,729	68,014	(31.3)	103,455	141,656	(27.0)
Deposits	41	20	105.0	58	77	(24.7)
Total interest expense	$50,467	$70,328	(28.2)	$108,697	$148,574	(26.8)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes increased by 61.2% and decreased by 24.2% for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to higher average balances and, for the three months ended June 30, 2012, higher average costs of funds on our consolidated obligation discount notes. The average balance of our consolidated obligation discount notes increased by 18.3% and 5.3%, to $15.5 billion and $13.8 billion, and the average yields on such notes increased by 3 and decreased by 3 basis points, to 0.10% and 0.08%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. Generally, structured funding of consolidated obligation bonds and interest-rate swaps results in our most advantageous funding cost; however, the relative cost of consolidated obligation discount notes was generally lower than that of structured funding during the first half of 2012, compared to the same periods in 2011, and, as a result, we increased our use of consolidated obligation discount notes.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 31.3% and 27.0% for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due lower average cost of funds and lower average balances, primarily due to the refinancing of a significant portion of our consolidated obligation bonds and to our executing call options on a number of our callable consolidated obligation bonds during the first half of 2012. The average yield on such bonds increased by 12 and 11 basis points, to 1.06%, for the three and six months ended June 30, 2012, compared to the same periods in 2011. The average balance of our consolidated obligation bonds decreased by 39.0% and 34.4%, to $17.7 billion and $19.7 billion, for the three and six months ended June 30, 2012, compared to the same periods in 2011.
Deposits
Interest expense on deposits increased by 105.0% and decreased by 24.7% for the three and six months ended June 30, 2012, compared to the same periods in 2011. The average interest rate paid on deposits increased by 2 and decreased by 2 basis points and the average balance of deposits increased by $54.8 million and $30.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.

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
Our use of interest-rate exchange agreements increased our income by $17.0 million and $21.4 million for the three and six months ended June 30, 2012 compared to $29.4 and $36.7 million for the three and six months ended June 30, 2011. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and six months ended June 30, 2012 and 2011, "—Financial Condition as of June 30, 2012 and December 31, 2011—Derivative Assets and Liabilities,” and "—Other Income (Loss)" for additional information on our outstanding interest-rate exchange agreements.
Other Income (Loss)
Other income (loss) includes net realized loss on sale of AFS securities, net realized gain on sale of HTM securities, the credit portion of OTTI loss, net gain on financial instruments held under fair value option, net gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, member service fees, and other miscellaneous income not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other income (loss) for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Income (Loss)	2012	2011	Percent Increase/(Decrease)	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Net realized loss on sale of AFS securities	$(51)	$—	N/A	$(51)	$—	N/A
Net realized gain on sale of HTM securities	—	3,559	N/A	—	3,559	N/A
Net OTTI loss, credit portion	(4,269)	(65,244)	93.5	(5,593)	(87,984)	93.6
Net gain on financial instruments held under fair value option	38	—	N/A	55	—	N/A
Net gain on derivatives and hedging activities	18,245	26,166	(30.3)	30,251	34,455	(12.2)
Net realized loss on early extinguishment of consolidated obligations	(587)	(2,049)	71.4	(2,547)	(2,949)	13.6
Service fees	202	624	(67.6)	754	1,249	(39.6)
Other, net	277	121	128.9	159	121	31.4
Total other income (loss)	$13,855	$(36,823)	137.6	$23,028	$(51,549)	144.7

Total other income (loss) increased by $50.7 million and $74.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to decreases of $61.0 million and $82.4 million in credit-related OTTI losses, partially offset by decreases of $7.9 million and $4.2 million in net gain on derivatives and hedging activities and decreased net realized gain on sale of HTM securities of $3.6 million. The significant changes in other income (loss) are discussed in more detail below.
Net Realized Loss on Sale of AFS Securities
During the six months ended June 30, 2012, we sold $40.0 million of AFS securities, resulting in a net loss of $51,000. We had no such sales during the same periods in 2011.
Net Realized Gain on Sale of HTM Securities
During the six months ended June 30, 2012, we sold no HTM securities. During the three and six months ended June 30, 2011, we sold $133.1 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in a net gain of $3.6 million.
Net OTTI Loss, Credit Portion
As of June 30, 2012, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $4.3 million and $5.6 million in our statements of operations for the three and six months ended June 30, 2012, compared to $65.2 million and $88.0 million for the same periods in 2011. The additional losses in all periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.
See “—Financial Condition as of June 30, 2012 and December 31, 2011—Investments" and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.

Net Gain on Financial Instruments Held Under Fair Value Option
During the three and six months ended June 30, 2012, we recorded gains of $38,000 and $55,000 on our consolidated obligation bonds on which we elected the fair value option. There was no similar activity for the three and six months ended June 30, 2011.
Net Gain on Derivatives and Hedging Activities
For the three and six months ended June 30, 2012, we recorded decreases of $7.9 million and $4.2 million in our net gain on derivatives and hedging activities, compared to the same periods in 2011.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of operations for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net Gain on Derivatives and Hedging Activities	2012	2011	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$18,133	$23,879	$30,132	$30,744
Total net gain related to fair value hedge ineffectiveness	18,133	23,879	30,132	30,744
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	121	(9)	15	—
Net interest settlements	(9)	2,296	104	3,711
Total net gain related to derivatives not designated as hedging instruments	112	2,287	119	3,711
Net gain on derivatives and hedging activities	$18,245	$26,166	$30,251	$34,455

The decreases in the net gain on derivatives and hedging activities for the three and six months ended June 30, 2012, compared to the same periods in 2011, were primarily due to lower net gains on the instruments hedging our AFS securities, ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds, and lower net interest settlements on our economic hedges. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. Changes in the fair value of these interest-rate swaps are recognized each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. The net gains of $7.6 million and $20.9 million on our hedged AFS securities for the three and six months ended June 30, 2012, compared to $12.6 million and $25.5 million for the same periods in 2011, were essentially offset by premium amortization recorded in net interest income.
Ineffectiveness in our other fair value hedging relationships generate gains and losses based upon differences between the changes in the fair value of the derivatives and changes related to the risk being hedged. As of June 30, 2012, we have designated certain consolidated obligation bonds totaling $3.2 billion in fair value hedging relationships where we are hedging against changes in the benchmark interest rate. These consolidated obligation bonds that were placed in hedging relationships after settlement, have maturity dates ranging from 2012 through 2024. Due to the longer terms to maturity on the hedged items and hedging instruments and the volatility of the benchmark interest rate (LIBOR) over the terms to maturity, these hedging transactions tend to generate larger amount of ineffectiveness gain or loss. We expect this volatility to continue until interest rate volatility moderates and these instruments approach their maturity dates.
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition as of June 30, 2012 and December 31, 2011—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.

Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three and six months ended June 30, 2012 and 2011, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreement cancellations, was entirely related to called consolidated obligation bonds. Net realized loss on early extinguishment of consolidated obligations decreased by $1.5 million, to $587,000, and by $402,000, to $2.5 million, for the three and six months ended June 30, 2012, compared to the same periods in 2011.
We early extinguish debt primarily to economically lower the relative cost of our consolidated obligation bonds in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. We continue to review our consolidated obligation portfolio for opportunities to call or otherwise extinguish debt, lower our interest expense, and better match the duration of our liabilities to that of our assets.
Other Expense
Other expense includes operating expenses, Finance Agency and Office of Finance assessments, and other items, consisting primarily of fees related to our mortgage loans held for portfolio that are paid to vendors.
The following table presents the components of our other expense for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Other Expense	2012	2011	Percent Increase/(Decrease)	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,236	$6,456	12.1	$14,896	$13,127	13.5
Occupancy cost	1,514	1,273	18.9	3,080	2,457	25.4
Other operating	7,768	5,871	32.3	14,753	13,173	12.0
Finance Agency	1,002	1,012	(1.0)	2,203	2,832	(22.2)
Office of Finance	545	506	7.7	1,163	1,346	(13.6)
Other	36	85	(57.6)	65	174	(62.6)
Total other expense	$18,101	$15,203	19.1	$36,160	$33,109	9.2
Other expense increased by $2.9 million and $3.1 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increases were primarily due to increased other operating expenses. The increases in compensation and benefits expense for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily reflected increased staffing in our credit and collateral risk management areas, while the increases in other operating expenses primarily reflected the on-going costs of our PLMBS litigation.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole, for the six months ended June 30, 2012, Finance Agency expenses decreased by 22.2%, compared to the prior period, as a result of a first quarter 2011 charge from the Finance Agency of $655,000 related to 2010, 2009, and 2008.
Assessments
Historically, our assessments for AHP and REFCORP have been based on our net earnings before assessments. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. As a result, the FHLBanks, including the Seattle Bank, did not record any REFCORP assessments during the first or second quarter 2012.

Assessments are now determined only for AHP. We recorded $2.5 million and $4.0 million of AHP assessments for the three and six months ended June 30, 2012, compared to zero in the same periods in 2011, when we had no net income.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2011 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired as discussed below, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates, as described in our 2011 annual report on Form 10-K, during the three and six months ended June 30, 2012.
Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended June 30, 2012, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended June 30, 2012, as well as the related current credit enhancement, is detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended June 30, 2012									As of June 30, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)
(in percentages)
Prime:
2008	8.4	6.7	8.8	27.7	25.2	39.4	37.6	36.4	43.0	23.6	18.7	46.2
2005	7.2	6.2	8.9	21.8	8.8	24.0	33.9	31.9	34.7	20.9	11.2	22.8
2004 and prior	21.5	5.3	54.6	5.4	—	25.3	22.0	—	39.4	11.5	3.2	73.7
Total prime	17.6	5.3	54.6	11.5	—	39.4	26.3	—	43.0	14.8	3.2	73.7
Alt-A:
2008	7.0	4.2	9.3	49.3	42.5	56.8	43.5	42.7	47.0	33.4	22.6	39.5
2007	3.1	1.7	8.8	75.6	38.5	87.9	52.6	44.0	61.9	28.1	(2.8)	41.9
2006	2.3	1.7	2.9	79.2	66.6	87.0	54.0	48.0	66.9	32.5	16.7	62.4
2005	4.1	2.9	6.9	56.8	27.0	70.6	42.7	33.3	51.1	29.4	—	49.5
2004 and prior	7.6	6.1	14.9	16.2	0.8	26.4	27.8	20.3	40.9	18.1	11.1	27.6
Total Alt-A	3.5	1.7	14.9	71.6	0.8	87.9	51.0	20.3	66.9	30.1	(2.8)	62.4
Total PLMBS	5.5	1.7	54.6	63.1	—	87.9	47.5	—	66.9	28.0	(2.8)	73.7

•	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS for our OTTI assessment under a base-case scenario as described in the reference above, we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of June 30, 2012, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 11.0% over the three to nine month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the three month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The table below presents projected home price recovery by months at June 30, 2012.

As of June 30, 2012
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
The following table represents the impact to credit-related OTTI for the three months ended June 30, 2012 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended June 30, 2012
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2012 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q2 2012 OTTI Related to Credit Loss
(in thousands, except number of securities)
Prime(1)	1	$3,070	$—	—	$—	$—
Alt-A(1)	8	371,040	(4,269)	25	1,206,763	(47,136)
Total	9	$374,110	$(4,269)	25	$1,206,763	$(47,136)

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

Further, as part of our quarterly OTTI assessment, we identify the previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected.
During our first quarter 2012 OTTI assessment, we identified nine PLMBS with significant increases in their expected cash flows. Beginning in April 2012, the yield on each of these securities was adjusted prospectively in order to reflect in interest income the effect of the improved cash flows over the securities' remaining lives. During the three months ended June 30, 2012, we recorded an additional $2.5 million of interest income (with a corresponding increase in amortized cost) on these securities as a result of these yield adjustments.
As described in Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). During our second quarter 2012 OTTI assessment, six of the securities with adjusted yields were identified as further impaired due to subsequent unfavorable changes in the amount and timing of cash flows expected to be collected. Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of these or other of our affected securities is less than their amortized cost.
Also see "—Financial Condition as of June 30, 2012 and December 31, 2011—Investments," "—Derivative Assets and Liabilities," and "—Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed further below, for interest-rate risk management and policy compliance purposes, we enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our MBS backed by Alt-A collateral.

The following table summarizes our total statement of condition risk measures as of June 30, 2012 and December 31, 2011.

	As of	As of
Primary Risk Measures	June 30, 2012	December 31, 2011
Effective duration of equity	1.28	2.19
Effective convexity of equity	0.95	(0.68)
Effective key-rate-duration-of-equity mismatch	1.52	1.41
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(1.82)%	(3.14)%
- 100 basis point shock scenario (in percentages)	0.77%	1.72%
+ 200 basis point shock scenario (in percentages)	(6.00)%	(7.54)%
- 200 basis point shock scenario (in percentages)	1.02%	2.62%
+ 250 basis point shock scenario (in percentages)	(8.48)%	(9.75)%
- 250 basis point shock scenario (in percentages)	1.13%	3.12%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of June 30, 2012, the decrease in the effective duration of equity from that of December 31, 2011 primarily resulted from decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments, which were partially offset by increases in duration contributions of our consolidated obligations.
The increase in the effective convexity of equity as of June 30, 2012 from December 31, 2011 was primarily caused by decreases in the negative convexity contributions of mortgage-related assets.
Effective key-rate-duration-of-equity mismatch increased as of June 30, 2012 from December 31, 2011, primarily due to the changes in the composition of our statements of condition.
The estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between June 30, 2012 and December 31, 2011 were a result of changes in the composition of our statements of condition and changes in interest rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
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

Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of June 30, 2012 and December 31, 2011. The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of June 30, 2012 and December 31, 2011.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	June 30, 2012	December 31, 2011	Limit
Effective duration of equity	1.11	1.43	+/-4.00
Effective convexity of equity	0.63	0.21	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.04	0.79	+/-3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.48)%	(1.74)%	+/-4.00%
- 100 basis point shock scenario	0.60%	1.23%	+/-4.00%
+ 200 basis point shock scenario (in percentages)	(4.59)%	(4.26)%	+/-8.00%
- 200 basis point shock scenario (in percentages)	0.59%	1.77%	+/-8.00%
+ 250 basis point shock scenario (in percentages)	(6.46)%	(5.73)%	+/-10.00%
- 250 basis point shock scenario (in percentages)	0.57%	2.04%	+/-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mis-match, and estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates of our mortgage and basis portfolio as of June 30, 2012 from that of December 31, 2011 are generally due to the same factors as those of our total bank asset and liability portfolio analysis discussed above.
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of June 30, 2012 and December 31, 2011—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the eleven cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In March 2012, the judge entered a scheduling order under which trials for these cases will be held in early 2015 at the earliest.

ITEM 1A. RISK FACTORS

Our 2011 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2011 10-K and in our report on Form 10-Q for the quarterly period ended March 31, 2012.
Exposure to counterparty credit risk may adversely affect our business, including our financial condition and results of operations.
We are subject to credit risk from our secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivative contracts and hedging activities. Severe economic downturns, volatility in the global credit markets, declining real estate values (both residential and non-residential), changes in monetary policy, and other events have led and may further lead to counterparty defaults relating to our investments, mortgage loans held for portfolio, and derivative and hedging instruments that have affected and could adversely affect our business, including our financial condition and results of operations.
For example, as a component of our short-term investment portfolio, we have purchased and purchase unsecured investments, such as federal funds sold, commercial paper, and certificates of deposits from domestic counterparties, as well as U.S. subsidiaries of foreign commercial banks and U.S. branches and agency offices of foreign commercial banks. Although we actively monitor and limit our unsecured investment credit exposure, there is the risk that as a result of political or economic conditions in a country or a counterparty extending credit to foreign counterparties, our counterparty may be unable to meet their contractual repayment obligations. Failure of any of these counterparties to repay their obligations could have a significant adverse affect on our financial condition and results of operations, as well as our ability to operate our business.
Further, we have invested in PLMBS, the majority of which are collateralized by Alt-A mortgage loans, whose market values have declined significantly since mid-2007 and on which we have taken significant OTTI charges. Should market conditions, collateral credit quality, or performance of the loans underlying our PLMBS deteriorate beyond our current expectations, we could incur additional market value losses on our investments, including additional OTTI losses, which could materially impact our results of operations, retained earnings, future dividend payments, and our ability to repurchase or redeem capital stock. We also hold a significant amount of short-term investments with a limited number of secured and unsecured counterparties. Although we believe the likelihood of failure of any of these counterparties to be low, any such failure, particularly that of an unsecured counterparty, would have a significant adverse effect on our financial condition and results of operations, as well as our ability to operate our business.
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
As mortgage servicers, governmental, and private entities continue to develop and implement modification programs for a variety of reasons, it is possible that our mortgage-related assets will be adversely affected. The yields or the values of our mortgage-related assets may be adversely affected by existing or yet-to-be-implemented loan modification or restructuring programs.
Since 2008, as mortgage loan delinquencies and loss severities have increased, a number of mortgage servicers have announced programs to modify these loans in order to mitigate losses. Such loan modifications have included reductions of interest rate and principal. Losses from such loan modifications may be allocated to investors, such as the Seattle Bank, in the MBS collateralized by these loans in the form of lower interest payments or reductions in future principal amounts received. In addition, certain governmental and private entities have recently developed proposals that would result in the ability of certain borrowers to refinance with new loans, resulting in interest and principal losses on MBS (including some of those of the Seattle Bank) collateralized by these new loans to investors.
In addition, many mortgage servicers are contractually required to advance interest and principal payments on delinquent loans, regardless of whether the servicer has received payment from the borrower, provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with stagnant or decreasing property values in many geographic areas, may result in lower fair values or higher OTTI credit losses on our MBS investments and lower fair values and higher credit losses on our mortgage loans held for portfolio than we previously experienced or forecast, negatively impacting our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Exhibits

10.1 (1)	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Annual Executive Plan as of January 1, 2012.
10.2 (1)	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Long-Term Executive Plan as of January 1, 2012.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Director or employee compensation benefit-related exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	August 10, 2012
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	August 10, 2012
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer (1))

(1)
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

10.1 (1)	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Annual Executive Plan as of January 1, 2012.
10.2 (1)	Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Long-Term Executive Plan as of January 1, 2012.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Director or employee compensation benefit-related exhibit.