Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Seattle
filed 2012-11-09
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2012
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
Yes  ☐ No  ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of October 31, 2012, the Federal Home Loan Bank of Seattle had outstanding 1,478,535 shares of its Class A capital stock and 26,337,406 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2012

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011
(in thousands, except par value)
Assets
Cash and due from banks	$248	$1,286
Deposits with other Federal Home Loan Banks (FHLBanks)	118	15
Securities purchased under agreements to resell	4,500,000	3,850,000
Federal funds sold	8,439,900	6,010,699
Investment securities:
Available-for-sale (AFS) securities (Note 3)	5,012,807	11,007,753
Held-to-maturity (HTM) securities (fair values of $7,411,465 and $6,467,710) (Note 4)	7,368,656	6,500,590
Total investment securities	12,381,463	17,508,343
Advances (Note 6)	8,962,689	11,292,319
Mortgage loans held for portfolio, net (includes $3,091 and $5,704 of allowance for credit losses) (Notes 7 and 8)	1,131,291	1,356,878
Loans to other FHLBanks	40,000	—
Accrued interest receivable	46,459	64,287
Premises, software, and equipment, net (includes $17,703 and $14,786 of accumulated depreciation and amortization)	14,776	15,959
Derivative assets, net (Note 9)	112,939	69,635
Other assets	11,212	15,046
Total Assets	$35,641,095	$40,184,467
Liabilities
Interest-bearing deposits	$461,200	$287,015
Consolidated obligations, net (Note 10):
Discount notes (includes $249,773 and $0 at fair value under fair value option)	20,390,435	14,034,507
Bonds (includes $499,983 and $499,974 at fair value under fair value option)	11,897,985	23,220,596
Total consolidated obligations, net	32,288,420	37,255,103
Mandatorily redeemable capital stock (Note 11)	1,202,003	1,060,767
Accrued interest payable	62,863	93,344
Affordable Housing Program (AHP) payable	16,831	13,142
Derivative liabilities, net (Note 9)	93,963	147,693
Other liabilities	53,949	40,900
Total liabilities	34,179,229	38,897,964
Commitments and contingencies (Note 15)
Capital (Note 11)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 14,654 and 16,203 shares	1,465,409	1,620,339
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,136 and 1,194 shares	113,559	119,338
Total capital stock	1,578,968	1,739,677
Retained earnings:
Unrestricted	172,245	132,575
Restricted	34,780	24,863
Total retained earnings	207,025	157,438
Accumulated other comprehensive loss (AOCL) (Note 11)	(324,127)	(610,612)
Total capital	1,461,866	1,286,503
Total Liabilities and Capital	$35,641,095	$40,184,467

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Interest Income
Advances	$20,139	$24,638	$63,990	$81,773
Prepayment fees on advances, net	1,411	13,760	9,846	16,596
Interest-bearing deposits	23	18	58	85
Securities purchased under agreements to resell	2,148	544	5,220	2,145
Federal funds sold	3,334	3,180	8,174	12,809
AFS securities	7,638	(944)	19,759	(3,065)
HTM securities	24,307	33,405	80,729	82,629
Mortgage loans held for portfolio	16,096	17,786	48,960	92,375
Mortgage loans held for sale	—	4,792	—	4,792
Total interest income	75,096	97,179	236,736	290,139
Interest Expense
Consolidated obligations - discount notes	5,230	1,333	10,414	8,174
Consolidated obligations - bonds	38,781	60,904	142,236	202,560
Deposits	36	12	94	89
Total interest expense	44,047	62,249	152,744	210,823
Net Interest Income	31,049	34,930	83,992	79,316
Less: (Benefit) provision for credit losses	(2,368)	1,399	(2,368)	1,399
Net Interest Income after (Benefit) Provision for Credit Losses	33,417	33,531	86,360	77,917
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 5)	—	(5,539)	(161)	(7,493)
Net amount of OTTI loss reclassified (from) to AOCL	(1,982)	5,228	(7,414)	(80,802)
Net OTTI loss, credit portion	(1,982)	(311)	(7,575)	(88,295)
Net gain (loss) on financial instruments held under fair value option (Note 13)	(35)	—	20	—
Net realized gain on sale of AFS securities	381	—	330	—
Net realized gain on sale of HTM securities	—	—	—	3,559
Net gain on sale of mortgage loans held for sale	—	73,925	—	73,925
Net gain on derivatives and hedging activities (Note 9)	2,435	33,432	32,686	67,887
Net realized loss on early extinguishment of consolidated obligations	(1,493)	(6,399)	(4,040)	(9,348)
Service fees	375	593	1,129	1,842
Other, net	275	2	434	123
Total other income (loss)	(44)	101,242	22,984	49,693
Other Expense
Operating:
Compensation and benefits	6,962	6,744	21,858	19,871
Other operating	9,386	7,444	27,219	23,074
Federal Housing Finance Agency (Finance Agency)	1,003	1,011	3,206	3,843
Office of Finance	702	716	1,865	2,062
Other, net	34	43	99	217
Total other expense	18,087	15,958	54,247	49,067
Income before Assessments	15,286	118,815	55,097	78,543
Assessments
AHP	1,529	7,854	5,510	7,854
Total assessments	1,529	7,854	5,510	7,854
Net Income	$13,757	$110,961	$49,587	$70,689

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Net income	$13,757	$110,961	$49,587	$70,689
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	4,037	4,113	(1,855)	15,953
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	—	—	(4,790)
Net unrealized gain (loss) on AFS securities	179,062	(32,158)	279,320	30,352
Reclassification of non-credit portion included in net income	1,982	83	7,575	87,405
Total net non-credit portion of OTTI losses on AFS securities	181,044	(32,075)	286,895	112,967
Non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	(5,311)	(161)	(7,150)
Reclassification of non-credit portion included in net income	—	—	—	547
Accretion of non-credit portion	463	3,035	1,413	10,456
Reclassification of non-credit portion to AFS securities	—	—	—	4,790
Total net non-credit portion of OTTI losses on HTM securities	463	(2,276)	1,252	8,643
Pension benefits (Note 12)	10	15	193	44
Total comprehensive income	$199,311	$80,738	$336,072	$208,296

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	15	1,527	—	—	—	—	1,527
Net shares reclassified to mandatorily redeemable capital stock	(66)	(6,648)	(300)	(30,052)	—	—	—	—	(36,700)
Total comprehensive income	—	—	—	—	48,497	22,192	70,689	137,607	208,296
Balance, September 30, 2011	1,199	$119,806	16,212	$1,621,170	$121,893	$22,192	$144,085	$(529,299)	$1,355,762
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from sale of capital stock	—	—	47	4,675	—	—	—	—	4,675
Repurchases of capital stock	(36)	(3,566)	(78)	(7,852)	—	—	—	—	(11,418)
Net shares reclassified to mandatorily redeemable capital stock	(22)	(2,213)	(1,518)	(151,753)	—	—	—	—	(153,966)
Total comprehensive income	—	—	—	—	39,670	9,917	49,587	286,485	336,072
Balance, September 30, 2012	1,136	$113,559	14,654	$1,465,409	$172,245	$34,780	$207,025	$(324,127)	$1,461,866

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
(in thousands)
Operating Activities
Net income	$49,587	$70,689
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,102	9,303
Net OTTI loss, credit portion	7,575	88,295
Net realized gain on sale of HTM securities	—	(3,559)
Net realized gain on sale of AFS securities	(330)	—
Net gain on sale of mortgage loans held for sale	—	(73,925)
Net change in fair value adjustments on financial instruments held under fair value option	(20)	—
Net change in net fair value adjustment on derivatives and hedging activities	(77,357)	(246)
Net realized loss on early extinguishment of consolidated obligations	4,040	9,348
(Benefit) provision for credit losses	(2,368)	1,399
Other adjustments	(17)	21
Net change in:
Accrued interest receivable	17,827	12,349
Other assets	4,874	494
Accrued interest payable	(30,483)	(35,168)
Other liabilities	(2,093)	21,560
Total adjustments	(76,250)	29,871
Net cash (used in) provided by operating activities	(26,663)	100,560
Investing Activities
Net change in:
Interest-bearing deposits	9,358	13,869
Deposits with other FHLBanks	(103)	(73)
Securities purchased under agreements to resell	(650,000)	1,450,000
Federal funds sold	(2,429,201)	107,752
Loans to other FHLBanks	(40,000)	—
Premises, software and equipment	(1,557)	(3,846)
AFS securities:
Proceeds from maturities of long-term	6,920,093	1,628,119
Proceeds from sales of long-term	82,719	—
Purchases of long-term	(722,076)	(110,555)
HTM securities:
Net decrease in short-term	680,107	492,051
Proceeds from maturities of long-term	1,321,782	988,386
Proceeds from sales of long-term	—	136,698
Purchases of long-term	(2,873,531)	(1,983,285)
Advances:
Proceeds	29,195,465	26,257,981
Made	(26,863,754)	(23,810,144)
Mortgage loans:
Principal collected	217,725	480,215
Proceeds from sale of held for sale	—	1,357,263
Net cash provided by investing activities	4,847,027	7,004,431

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended September 30,
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$144,087	$(119,557)
Net proceeds (payments) on derivative contracts with financing elements	14,886	(37,338)
Net proceeds from issuance of consolidated obligations:
Discount notes	496,375,711	527,896,920
Bonds	24,886,115	28,347,170
Payments for maturing and retiring consolidated obligations:
Discount notes	(490,012,503)	(526,642,243)
Bonds	(36,210,225)	(36,551,490)
Proceeds from issuance of capital stock	4,675	1,527
Payments for repurchase/redemption of mandatorily redeemable capital stock	(12,730)	—
Payments for repurchase of capital stock	(11,418)	—
Net cash used in financing activities	(4,821,402)	(7,105,011)
Net decrease in cash and cash equivalents	(1,038)	(20)
Cash and cash equivalents at beginning of the period	1,286	1,181
Cash and cash equivalents at end of the period	$248	$1,161

Supplemental Disclosures
Interest paid	$183,225	$245,991
AHP payments, net	$1,821	$1,103
Resolution Funding Corporation (REFCORP) refund	$—	$14,551
Transfers of mortgage loans to real estate owned (REO)	$3,998	$2,957
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,324,907
Transfers of HTM securities to AFS securities	$—	$8,152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the 2011 audited financial statements and related notes (2011 Audited Financial Statements) included in the 2011 annual report on Form 10-K (2011 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank). These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of September 30, 2012 and the operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2012.
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
On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassification of items out of accumulated other comprehensive income in the statement of income. This guidance became effective for the Seattle Bank on January 1, 2012 and did not affect our adoption for the remaining guidance for the presentation of other comprehensive income, as noted above.
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
On October 25, 2010, the Seattle Bank entered a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Finance Agency relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank. The Stipulation and Consent, the Consent Order, and related understandings with the Finance Agency are collectively referred to as the Consent Arrangement. The Consent Arrangement provides that, once we reach and maintain certain thresholds and with Finance Agency approval, we may begin repurchasing member capital stock at par value. Further, with Finance Agency approval, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.

In September 2012, the Finance Agency reclassified the Seattle Bank as "adequately capitalized." Although this capital classification change means that we will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement.
The following table presents the financial metrics required to be met each quarter end under the Consent Arrangement as of September 30, 2012, December 31, 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$207,025	$157,438	$76,835
AOCL	$(324,127)	$(610,612)	$(770,317)
MVE to PVCS ratio	88.8%	74.4%	67.8%

With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter end since December 31, 2010.
In September 2012, the Finance Agency approved our proposed excess capital stock repurchase plan and granted the Seattle Bank authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided that our financial condition—measured primarily by the MVE to PVCS ratio—does not deteriorate, the repurchases are handled on a pro-rata basis across the Seattle Bank's shareholders, and we receive a non-objection for each quarter's repurchase from the Finance Agency. As a result, we repurchased $24.1 million in excess capital stock in late September 2012.
Although full remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. Further, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our investment portfolio.
The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that Finance Agency approval will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.
For further information on the PCA regulation, the Seattle Bank's capital classification, and the Consent Arrangement requirements, see Note 2 in the Audited Financial Statements included in our 2011 10-K.

Note 3—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U. S. agency obligations (2)	$486,951	$—	$2,913	$(1,166)	$488,698
Government-sponsored enterprise (GSE) obligations (3)	1,502,369	—	7,360	(10)	1,509,719
Temporary Liquidity Guarantee Program (TLGP) securities (4)	1,670,169	—	180	(134)	1,670,215
Total non-MBS	3,659,489	—	10,453	(1,310)	3,668,632
MBS:
Residential PLMBS	1,668,432	(324,257)	—	—	1,344,175
Total	$5,327,921	$(324,257)	$10,453	$(1,310)	$5,012,807

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (3)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
TLGP securities (4)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Consists of obligations issued by U. S. Agency for International Development and Private Export Funding Corporation.

(3)
Consists of obligations issued by Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $495.3 million and $513.5 million as of September 30, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses. We had no similar transfers in the first nine months of 2012.

During third quarter 2012, we sold two AFS PLMBS securities that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sales totaled $26.9 million and resulted in a gain of $381,000 for the three and nine months ended September 30, 2012.
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

As of September 30, 2012 and December 31, 2011, we held $589.4 million and $2.9 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board of Directors (Board). See Note 14 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities with unrealized losses as of September 30, 2012 and December 31, 2011, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U. S. agency obligations	$220,281	$(1,166)	$—	$—	$220,281	$(1,166)
GSE obligations	90,276	(10)	—	—	90,276	(10)
TLGP securities	600,578	(134)	—	—	600,578	(134)
Total non-MBS	911,135	(1,310)	—	—	911,135	(1,310)
MBS:
Residential PLMBS (1)	—	—	1,344,175	(324,257)	1,344,175	(324,257)
Total	$911,135	$(1,310)	$1,344,175	$(324,257)	$2,255,310	$(325,567)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS (1)	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

(1) Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of September 30, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2012		As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$2,569,633	$2,570,163	$8,782,269	$8,791,638
Due after one year through five years	372,230	373,573	899,364	902,016
Due after five years through 10 years	158,738	158,644	—	—
Due after 10 years	558,888	566,252	45,723	44,700
Total non-MBS	3,659,489	3,668,632	9,727,356	9,738,354
MBS:
Due after 10 years	1,668,432	1,344,175	1,880,551	1,269,399
Total	$5,327,921	$5,012,807	$11,607,907	$11,007,753

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of September 30, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	September 30, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$2,380,928	$3,847,623
Variable	1,278,561	5,879,733
Total non-MBS	3,659,489	9,727,356
MBS:
Variable	1,668,432	1,880,551
Total	$5,327,921	$11,607,907

As of September 30, 2012 and December 31, 2011, the fair value of our GSE obligations and TLGP securities reflected favorable basis adjustments of $16.3 million and $14.4 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of the non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
As of September 30, 2012 and December 31, 2011, 82.0% and 90.8% of the amortized cost of our fixed interest-rate AFS investments were swapped to a variable interest rate.
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 5.

Note 4—Held-to-Maturity Securities
Major Security Types
 The following tables summarize our HTM securities as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (4)	$22,997	$—	$22,997	$236	$(4)	$23,229
GSE obligations (5)	299,898	—	299,898	8,082	—	307,980
State or local housing agency obligations	243,590	—	243,590	450	(320)	243,720
Total non-MBS	566,485	—	566,485	8,768	(324)	574,929
Residential MBS:
Other U.S. agency (4)	147,664	—	147,664	471	—	148,135
GSEs (5)	6,026,875	—	6,026,875	93,479	(230)	6,120,124
PLMBS	635,952	(8,320)	627,632	4,060	(63,415)	568,277
Total MBS	6,810,491	(8,320)	6,802,171	98,010	(63,645)	6,836,536
Total	$7,376,976	$(8,320)	$7,368,656	$106,778	$(63,969)	$7,411,465

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit (3)	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (4)	25,530	—	25,530	278	(5)	25,803
GSE obligations (5)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (4)	165,431	—	165,431	291	(6)	165,716
GSEs (5)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of certificates of deposit that meet the definition of a debt security.

(4)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.

(5)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments classified as other-than-temporarily impaired includes $801,000 and $828,000 of credit-related OTTI losses as of September 30, 2012 and December 31, 2011. The amortized cost of our other HTM MBS includes gross amortizable premium of $19.5 million and $25.1 million, and gross accretable discount of $8.0 million and $10.3 million as of September 30, 2012 and December 31, 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 3). No such transfers occurred during the first nine months of 2012.
As of September 30, 2012 and December 31, 2011, we held $202.6 million and $256.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 14 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2012 and December 31, 2011. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of September 30, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,117	$(4)	$1,117	$(4)
State or local housing agency obligations	1,482	(193)	984	(127)	2,466	(320)
Total non-MBS	1,482	(193)	2,101	(131)	3,583	(324)
MBS:
Residential MBS:
GSEs	237,164	(144)	150,426	(86)	387,590	(230)
PLMBS	1,915	(4)	431,192	(71,731)	433,107	(71,735)
Total MBS	239,079	(148)	581,618	(71,817)	820,697	(71,965)
Total	$240,561	$(341)	$583,719	$(71,948)	$824,280	$(72,289)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSEs	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of September 30, 2012 and December 31, 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2012			As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$309,203	$309,203	$317,288	$769,989	$769,989	$770,231
Due after one year through five years	72,193	72,193	72,313	299,737	299,737	320,624
Due after five years through 10 years	102,802	102,802	103,008	10,875	10,875	10,950
Due after 10 years	82,287	82,287	82,320	17,790	17,790	17,971
Total non-MBS	566,485	566,485	574,929	1,098,391	1,098,391	1,119,776
Total MBS	6,810,491	6,802,171	6,836,536	5,411,771	5,402,199	5,347,934
Total	$7,376,976	$7,368,656	$7,411,465	$6,510,162	$6,500,590	$6,467,710

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of September 30, 2012 and December 31, 2011.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	September 30, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$303,368	$1,069,727
Variable	263,117	28,664
Subtotal	566,485	1,098,391
MBS:
Fixed	1,254,258	1,639,963
Variable	5,556,233	3,771,808
Subtotal	6,810,491	5,411,771
Total	$7,376,976	$6,510,162

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
PLMBS
Our investments in PLMBS were rated "AAA" (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
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
At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U. S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' housing price forecast as of September 30, 2012 assumed current-to-trough home price declines ranging from 0.0% (for those housing markets that are believed to have reached their trough) to 4.0%. For those markets where further home price declines are anticipated, the declines were projected to occur over the three- to nine-month period beginning July 1, 2012. For the substantial majority of markets for which further home price declines are anticipated, the declines were projected to range from 1.0% to 2.0% over the three-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The table below presents projected home price recovery by months as of September 30, 2012.

	As of September 30, 2012
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	0.0	2.8
7-18	0.0	3.0
19 - 24	1.0	4.0
25 - 30	2.0	4.0
31 - 42	2.0	5.0
43 - 66	2.0	6.0
Thereafter	2.3	5.6

We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The scenario of cash flows, based on the model approach described above, reflects a most reasonable estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.
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

For those securities for which an OTTI was determined to have occurred during the three months ended September 30, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended September 30, 2012									As of September 30, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High
(in percentages)
Alt-A:
2007	2.7	2.3	5.3	77.0	62.5	80.4	56.2	54.6	59.8	29.0	4.9	34.3
2006	2.5	2.5	2.5	81.2	81.2	81.2	53.7	53.7	53.7	28.8	28.8	28.8
Total Alt-A	2.7	2.3	5.3	77.5	62.5	81.2	56.0	53.7	59.8	29.0	4.9	34.3
Total	2.7	2.3	5.3	77.5	62.5	81.2	56.0	53.7	59.8	29.0	4.9	34.3

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in third quarter 2012 on five securities determined to be other-than-temporarily impaired in prior reporting periods. No new securities were determined to be other-than-temporarily impaired in third quarter 2012. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.
The following tables summarize the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly determined to be other-than-temporarily impaired in the period noted	$—	$—	$—	$—	$161	$161
PLMBS determined to be other-than-temporarily impaired in prior periods	1,982	(1,982)	—	7,575	(7,575)	—
Total	$1,982	$(1,982)	$—	$7,575	$(7,414)	$161

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with other-than-temporary impairment in the period noted	$138	$4,478	$4,616	$138	$4,478	$4,616
PLMBS determined to be other-than-temporarily impaired in prior periods	173	750	923	88,157	(85,280)	2,877
Total	$311	$5,228	$5,539	$88,295	$(80,802)	$7,493

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition within AOCL. For the three and nine months ended September 30, 2012, substantially all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by non-credit losses on newly other-than-temporarily impaired securities, transfers of certain other-than-temporarily impaired HTM securities to AFS securities (in 2011), changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $286.5 million and $137.6 million for the nine months ended September 30, 2012 and 2011. See Statements of Comprehensive Income and Note 11 for additional information on AOCL for the three and nine months ended September 30, 2012 and 2011.
The following tables summarize key information as of September 30, 2012 and December 31, 2011 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2012 or December 31, 2011).

	As of September 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$39,307	$38,544	$30,224	$32,443	$2,152,167	$1,668,432	$1,344,175

	As of December 31, 2011
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$40,474	$39,684	$30,112	$29,268	$2,390,153	$1,880,551	$1,269,399

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Credit Loss Component of OTTI Loss	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$516,289	$511,527	$513,229	$424,073
Additions:
Credit losses on securities on which OTTI was not previously recognized	—	138	—	138
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (1)	1,982	173	7,575	88,157
Total additional credit losses recognized in period noted	1,982	311	7,575	88,295
Reductions:
Securities sold during the period	(20,482)	—	(20,766)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(2,346)	(467)	(4,595)	(997)
Balance, end of period	$495,443	$511,371	$495,443	$511,371

(1)	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of the following investments to be other-than-temporarily impaired as of September 30, 2012:

•
State and local housing agency obligations. We invest in state or local government bonds. We determined that, as of September 30, 2012, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect us from losses based on current expectations.

•
Other U.S. obligations and GSE and TLGP investments. For other U.S. obligations, non-MBS and MBS GSE investments, and TLGP investments, we determined that the strength of the applicable issuers' guarantees through direct obligations or support from the U.S. government was sufficient to protect us from losses based on current expectations. As a result, we have determined that, as of September 30, 2012 all of these gross unrealized losses are temporary.

Note 6—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. We had advances outstanding at interest rates ranging from 0.24% to 8.22% as of September 30, 2012. We had no outstanding AHP advances as of September 30, 2012. We had advances outstanding, including AHP advances, at interest rates ranging from 0.14% to 8.22% as of December 31, 2011. Interest rates on our AHP advances were 5.00% as of December 31, 2011.
The following table summarizes our advances outstanding as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$—	—	$43	2.50
Due in one year or less	4,468,906	0.69	5,862,838	0.81
Due after one year through two years	277,117	2.87	1,026,056	2.57
Due after two years through three years	478,545	2.85	288,942	3.16
Due after three years through four years	784,486	3.32	990,372	3.47
Due after four years through five years	763,864	4.04	1,121,773	3.99
Thereafter	1,906,840	2.96	1,619,986	4.15
Total par value	8,679,758	1.91	10,910,010	2.10
Commitment fees	(435)		(483)
Discount on AHP advances	—		(3)
Premium on advances	3,726		1,907
Discount on advances	(8,422)		(8,272)
Hedging adjustments	288,062		389,160
Total	$8,962,689		$11,292,319

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable advances). As of September 30, 2012 and December 31, 2011, we had no callable advances outstanding. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $1.9 billion and $3.1 billion as of September 30, 2012 and December 31, 2011. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of September 30, 2012 and December 31, 2011.

The following table summarizes our advances by next put/convert date as of September 30, 2012 and December 31, 2011.

	As of	As of
Advances by Next Put/Convert Date	September 30, 2012	December 31, 2011
(in thousands)
Overdrawn demand deposit accounts	$—	$43
Due in one year or less	5,996,422	7,541,854
Due after one year through two years	432,117	1,254,556
Due after two years through three years	372,045	258,942
Due after three years through four years	335,470	823,872
Due after four years through five years	346,364	677,757
Thereafter	1,197,340	352,986
Total par value	$8,679,758	$10,910,010

The following table summarizes our advances by interest-rate payment terms as of September 30, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	September 30, 2012	December 31, 2011
(in thousands)
Fixed:
Due in one year or less	$4,391,606	$5,488,746
Due after one year	4,167,852	4,777,593
Total fixed	8,559,458	10,266,339
Variable:
Due in one year or less	77,300	374,135
Due after one year	43,000	269,536
Total variable	120,300	643,671
Total par value	$8,679,758	$10,910,010

As of September 30, 2012 and December 31, 2011, 44.6% and 55.7% of our fixed interest-rate advances were in hedging relationships, effectively converting their fixed interest rates to variable interest rates.
Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2012, our top five borrowers by holding company held 69.7% of the par value of our outstanding advances, with the top three borrowers holding 65.0% (Bank of America Corporation with 32.8%, Washington Federal, Inc. with 21.7%, and Glacier Bancorp, Inc. with 10.5%) and the other two borrowers each holding less than 10%. As of September 30, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 31 months. As of December 31, 2011, the top five borrowers by holding company held 72.8% of the par value of our outstanding advances, with the top two borrowers holding 56.9% (Bank of America Corporation with 39.0% and Washington Federal, Inc. with 17.9%) and the other three borrowers each holding less than 10%. As of December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 21 months.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 14 for additional information on borrowers holding 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board.

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
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of income. The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Gross prepayment fees	$8,980	$42,758	$18,623	$46,280
Basis adjustments and termination fees	7,569	28,998	8,777	29,684
Net prepayment fees	$1,411	$13,760	$9,846	$16,596
Advance principal prepaid	$92,230	$512,525	$598,906	$1,205,740

Note 7—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP). These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. In third quarter 2011, we sold $1.3 billion of mortgage loans and recorded a gain of $73.9 million. We have no current plans to sell the remaining mortgage loans held for portfolio.

The following tables summarize our mortgage loans held for portfolio as of September 30, 2012 and December 31, 2011.

	As of	As of
Mortgage Loans Held for Portfolio	September 30, 2012	December 31, 2011
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$59,982	$77,752
Fixed interest-rate, long-term(1), single-family	1,072,636	1,283,627
Total loan principal	1,132,618	1,361,379
Premiums	6,408	8,555
Discounts	(4,644)	(7,352)
Mortgage loans held for portfolio before allowance for credit losses	1,134,382	1,362,582
Less: Allowance for credit losses on mortgage loans	(3,091)	(5,704)
Total mortgage loans held for portfolio, net	$1,131,291	$1,356,878

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	September 30, 2012	December 31, 2011
(in thousands)
Government-guaranteed/insured	$102,344	$118,808
Conventional	1,030,274	1,242,571
Total loan principal	$1,132,618	$1,361,379

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
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Per Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our SMI provider, from "AA-" to "A," and on April 25, 2008, we cancelled our SMI policies. We remain in technical violation of the requirement to provide SMI on our MPP conventional mortgage loans. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
As of September 30, 2012 and December 31, 2011, 76.7% and 76.2% of our outstanding mortgage loans had been purchased from JPMorgan Chase Bank, N.A. (which acquired our former member, Washington Mutual Bank, F.S.B.).
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
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality on their credit products. As of September 30, 2012 and December 31, 2011, we had unencumbered rights to collateral on a member-by-member basis with a value in excess of our outstanding extensions of credit. We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions.
As of September 30, 2012 and December 31, 2011, we had no credit products that were past due, on nonaccrual status, or considered impaired, and we recorded no troubled debt restructurings related to credit products for the three and nine months ended September 30, 2012 and 2011.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we do not anticipate any credit losses on credit products outstanding as of September 30, 2012 and December 31, 2011. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of September 30, 2012 and December 31, 2011, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 15.
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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio
The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three and nine months ended September 30, 2012 and 2011, as well as the recorded investment in such loans collectively evaluated for impairment as of September 30, 2012 and 2011. We had no loans individually assessed for impairment as of September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Allowance for Credit Losses	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$5,704	$1,794	$5,704	$1,794
Charge-offs	(245)	—	(245)	—
Balance, net of charge-offs	5,459	1,794	5,459	1,794
(Benefit) provision for credit losses	(2,368)	1,399	(2,368)	1,399
Balance, end of period	$3,091	$3,193	$3,091	$3,193
Ending balance, collectively evaluated for impairment	$3,091	$3,193	$3,091	$3,193
Recorded investments of mortgage loans, end of period (1):
Collectively evaluated for impairment	$1,035,809	$1,323,118	$1,035,809	$1,323,118

(1)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our third quarter 2012 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of that required to absorb the expected credit losses on our mortgage loan portfolio due to the favorable impact of mortgage loan repurchases and improved estimates of future credit losses, particularly related to modest improvements in housing price assumptions. The $6.3 million of mortgage loans repurchased under the representation and warranty provisions in the MPP were all seriously delinquent, and contributed $1.5 million of the $2.4 million released from the allowance for credit losses for the three and nine months ended September 30, 2012.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012			As of December 31, 2011
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$25,846	$12,570	$38,416	$28,128	$14,144	$42,272
Past due 60-89 days delinquent and not in foreclosure	7,005	5,114	12,119	9,582	4,421	14,003
Past due 90 days or more delinquent	42,777	13,739	56,516	53,123	19,243	72,366
Total past due	75,628	31,423	107,051	90,833	37,808	128,641
Total current loans	960,181	72,196	1,032,377	1,157,814	82,245	1,240,059
Total mortgage loans	$1,035,809	$103,619	$1,139,428	$1,248,647	$120,053	$1,368,700
Accrued interest - mortgage loans	$4,566	$480	$5,046	$5,514	$555	$6,069
Other delinquency statistics:
In process of foreclosure included above (2)	$34,359	None	$34,359	$41,994	None	$41,994
Serious delinquency rate (3)	4.1%	13.3%	5.0%	4.3%	16.0%	5.3%
Past due 90 days or more still accruing interest (4)	$—	$13,739	$13,739	$3,534	$19,243	$22,777
Loans on non-accrual status (5)	$45,880	None	$45,880	$52,153	None	$52,153
REO(6)	$2,979	None	$2,979	$2,902	None	$2,902

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

Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with highly rated counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of September 30, 2012 and December 31, 2011 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of September 30, 2012 and December 31, 2011.

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
The following tables summarize the notional amounts and the fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2012 and December 31, 2011. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of September 30, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$14,816,205	$344,591	$371,181
Interest-rate caps or floors	10,000	4	—
Total derivatives designated as hedging instruments	14,826,205	344,595	371,181
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,199,804	12,340	12,034
Total derivatives not designated as hedging instruments	1,199,804	12,340	12,034
Total derivatives before netting and collateral adjustments:	$16,026,009	356,935	383,215
Netting adjustments (1)		(243,496)	(243,496)
Cash collateral and related accrued interest		(500)	(45,756)
Total netting and collateral adjustments		(243,996)	(289,252)
Derivative assets and derivative liabilities as reported on the statement of condition		$112,939	$93,963

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments (1)		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statement of condition		$69,635	$147,693

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
We had no consolidated obligation bonds with bifurcated derivatives outstanding as of September 30, 2012. The fair value of bifurcated derivatives relating to $10.0 million of range consolidated obligation bonds as of December 31, 2011 was a net liability of $36,000, which was included in the carrying value of the bonds on our statement of condition and is not reflected in the table above.
The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2012	2011	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,070	$32,230	$32,202	$62,974
Total net gain related to fair value hedge ineffectiveness	2,070	32,230	32,202	62,974
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	130	17	145	17
Net interest settlements	235	1,185	339	4,896
Total net gain related to derivatives not designated as hedging instruments	365	1,202	484	4,913
Net gain on derivatives and hedging activities	$2,435	$33,432	$32,686	$67,887

The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(734)	$(496)	$(1,230)	$(26,290)
AFS securities (3)	5,334	646	5,980	(9,338)
Consolidated obligation bonds	5,783	(8,463)	(2,680)	31,948
Total	$10,383	$(8,313)	$2,070	$(3,680)

	For the Three Months Ended September 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(17,200)	$17,812	$612	$(42,341)
AFS securities (3)	7,475	3,279	10,754	(17,617)
Consolidated obligation bonds	190,413	(169,532)	20,881	61,886
Consolidated obligation discount notes	(188)	171	(17)	100
Total	$180,500	$(148,270)	$32,230	$2,028

	For the Nine Months Ended September 30, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(3,733)	$246	$(3,487)	$(86,168)
AFS securities (3)	24,935	1,930	26,865	(36,217)
Consolidated obligation bonds	14,649	(5,911)	8,738	109,992
Consolidated obligation discount notes	55	31	86	(52)
Total	$35,906	$(3,704)	$32,202	$(12,445)

	For the Nine Months Ended September 30, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(9,891)	$8,880	$(1,011)	$(125,433)
AFS securities (3)	26,659	9,589	36,248	(52,639)
Consolidated obligation bonds	254,169	(226,464)	27,705	185,162
Consolidated obligation discount notes	(960)	992	32	923
Total	$269,977	$(207,003)	$62,974	$8,013

(1)	These amounts are reported in other income (loss).

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of income and reflected in the financing activities section of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three and nine months ended September 30, 2012, we recorded gains of $6.0 million and $26.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $5.5 million and $26.0 million recorded in "interest income." For the three and nine months ended September 30, 2011, we recorded gains of $10.8 million and $36.2 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $12.5 million and $37.5 million recorded in "interest income."

In third quarter 2012, we modified the counterparty credit valuation adjustment component of our derivative fair value estimates to more accurately reflect the fair values of individual derivatives hedging our advances, AFS securities, and consolidated obligation bonds. This change had no impact on total net hedge ineffectiveness and the impact to gain (loss) on derivatives heading each type of financial instrument was not material for the three and nine months ended September 30, 2012.
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
The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of September 30, 2012 and December 31, 2011.

	As of	As of
Credit Risk Exposure	September 30, 2012	December 31, 2011
(in thousands)
Total net exposure at fair value (1)	$113,439	$100,235
Less: Cash collateral held	500	30,600
Positive exposure after cash collateral	112,939	69,635
Less: Other collateral (2)	95,306	47,768
Exposure, net of collateral	$17,633	$21,867

(1)	Includes net accrued interest receivable of $18.3 million and $21.8 million as of September 30, 2012 and December 31, 2011.

(2)	Primarily Fannie Mae and U.S. Treasury securities.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we would be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2012 and December 31, 2011 was $139.7 million and $202.8 million, for which we posted collateral of $45.8 million and $55.1 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from double A to single A), we would have been required to deliver up to an additional $44.4 million and $77.4 million of collateral to our derivative counterparties as of September 30, 2012 and December 31, 2011.
In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from "AAA" to "AA+" with a negative outlook, and Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative. On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.

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
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,124,000	1.67	$12,349,000	0.76
Due after one year through two years	3,543,500	2.00	2,902,225	2.18
Due after two years through three years	435,500	2.43	1,374,500	4.27
Due after three years through four years	506,160	3.27	1,160,160	1.85
Due after four years through five years	55,000	0.75	1,416,500	2.17
Thereafter	2,894,610	3.98	3,677,610	4.05
Total par value	11,558,770	2.44	22,879,995	1.82
Premiums	4,237		5,706
Discounts	(12,319)		(15,970)
Hedging adjustments	347,314		350,891
Fair value option valuation adjustments	(17)		(26)
Total	$11,897,985		$23,220,596

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of September 30, 2012 and December 31, 2011, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $968.0 million and original net discount of $19.3 million. We transferred no consolidated obligation bonds to other FHLBanks for the nine months ended September 30, 2012 or in 2011.
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
Our consolidated obligation bonds outstanding consisted of the following as of September 30, 2012 and December 31, 2011.

	As of	As of
Par Value of Consolidated Obligation Bonds	September 30, 2012	December 31, 2011
(in thousands)
Non-callable	$8,151,770	$13,998,770
Callable	3,407,000	8,881,225
Total par value	$11,558,770	$22,879,995

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of September 30, 2012 and December 31, 2011.

	As of	As of
Term-to-Maturity or Next Call Date	September 30, 2012	December 31, 2011
(in thousands)
Due in one year or less	$7,221,000	$17,040,225
Due after one year through two years	1,603,500	2,196,000
Due after two years through three years	420,500	1,049,500
Due after three years through four years	406,160	430,160
Due after four years through five years	—	256,500
Thereafter	1,907,610	1,907,610
Total par value	$11,558,770	$22,879,995

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

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of September 30, 2012 and December 31, 2011.

	As of	As of
Interest-Rate Payment Terms	September 30, 2012	December 31, 2011
(in thousands)
Fixed	$10,291,770	$19,729,995
Step-up	1,067,000	2,090,000
Variable	—	850,000
Capped variable	200,000	200,000
Range	—	10,000
Total par value	$11,558,770	$22,879,995

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
As of September 30, 2012 and December 31, 2011, 86.8% and 81.4% of our fixed interest-rate consolidated obligation bonds were swapped to a variable interest rate. We had no variable interest-rate consolidated bonds that were swapped to a different variable interest rate as of September 30, 2012. As of December 31, 2011, 0.9% of our variable interest-rate consolidated obligation bonds were swapped to a different variable interest rate.
As of September 30, 2012 and December 31, 2011, we had $500.0 million par value of consolidated obligation bonds on which we elected the fair value option.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of September 30, 2012 and December 31, 2011.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of September 30, 2012	$20,390,435	$20,392,602	0.10
As of December 31, 2011	$14,034,507	$14,035,213	0.03

(1)	Represents an implied rate.

As of September 30, 2012 and December 31, 2011, we had 1.2% and 5.3% of our fixed interest-rate consolidated discount notes that were swapped to variable interest rates.
As of September 30, 2012, we had $250.0 million par value of consolidated obligation discount notes on which we elected the fair value option. We had no similar activity as of December 31, 2011.

Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $2.6 million and $6.1 million as of September 30, 2012 and December 31, 2011. The amortization of such concessions is included in consolidated obligation interest expense and totaled $453,000 and $1.4 million for the three and nine months ended September 30, 2012, compared to $1.1 million and $2.9 million for the same periods in 2011.

Note 11—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Federal Housing Finance Board (Finance Board) approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance:
September 30, 2012	$147,854	$2,633,117
December 31, 2011	$158,864	$2,641,580

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

We reclassify capital stock subject to redemption from equity to liability when a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. In addition to these types of redemption requests, members can also request redemption of their excess capital stock, i.e., stock not being used to fulfill either membership or activity stock requirements. Prior to September 30, 2012, excess stock subject to redemption requests generally remained classified as equity because the penalty of rescission of such a request (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) was not substantive as it was based on the forfeiture of future dividends. If circumstances changed such that the rescission of an excess stock redemption request was subject to a substantive penalty or the redemption request passed its statutory redemption date, we reclassified such stock as mandatorily redeemable capital stock.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided that (1) our financial condition—measured primarily by our MVE to PVCS ratio—does not deteriorate, (2) the excess stock repurchases are handled on a pro-rata basis across the Seattle Bank's shareholders, and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, under which we are restricted from redeeming capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption request or not, is treated equally under the excess stock repurchase program initiated in September 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first applies to stock subject to those redemption requests.

In early September 2012, we notified each member of its pro-rata portion of the pending $25 million repurchase based on its capital stock to total capital stock outstanding. Prior to execution of the repurchase, several members elected to "opt out" and retain all of their excess stock, although no shareholders with outstanding redemption requests, either above or below the penalty criteria noted above, "opted out" of the repurchase. In addition, several members had no excess stock and therefore had no stock eligible for repurchase. On September 24, 2012, we repurchased $24.1 million of excess stock, $11.4 million of which was classified as equity and $12.7 million of which was classified as mandatorily redeemable capital stock.
As a result of the equitable treatment of excess stock across all of the bank's shareholders under the excess stock repurchase program and the observed behavior of shareholders with outstanding redemption requests not opting out of the September stock repurchase, we determined that classifying excess stock subject to redemption requests in equity until its statutory redemption date was no longer the most appropriate accounting treatment. Accordingly, as of September 30, 2012 , excess stock redemption requests totaling $87.6 million were reclassified from equity to liability on our statement of condition.
The following table presents purchase, transfer, and redemption request activity for Class A and Class B capital stock (excluding mandatorily redeemable capital stock) for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
	2012		2011
Capital Stock Activity	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Balance, beginning of period	$119,338	$1,620,339	$126,454	$1,649,695
New member capital stock purchases	—	1,350	—	160
Existing member capital stock purchases	—	3,325	—	1,367
Total capital stock purchases	—	4,675	—	1,527
Repurchase of capital stock	(3,566)	(7,852)	—	—
Capital stock transferred from mandatorily redeemable capital stock:
Transfers between shareholders	—	—	—	6,042
Rescissions of redemption requests	—	—	755	—
Capital stock transferred to mandatorily redeemable capital stock:
Past due redemption requests/reclassification of excess stock subject to redemption	(2,213)	(151,753)	(5,657)	(8,729)
Withdrawals/involuntary redemptions	—	—	(1,746)	(27,365)
Net transfers to mandatorily redeemable capital stock	(2,213)	(151,753)	(6,648)	(30,052)
Balance, end of period	$113,559	$1,465,409	$119,806	$1,621,170
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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. For the nine months ended September 30, 2012 and throughout 2011, the member activity stock purchase requirement was 4.5%. On February 20, 2008, the Finance Board approved a change to the Seattle Bank’s Capital Plan to allow the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan and increased the range within which our Board can set the member advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock.
On November 5, 2012, the Finance Agency approved our request to amend our Capital Plan to, among other things: (1) allow our Board to establish, within a range, a cap on the membership stock purchase requirement and (2) re-establish, until December 31, 2016, an excess stock pool generally in the form that was previously a component of the Capital Plan. These Capital Plan amendments specify that the membership stock purchase requirement cap may be no less than $10.0 million and no more than $50.0 million. The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. Operational implementation of these changes is contingent on Board approval of the actual cap amount and operational readiness to implement the excess stock pool.
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of September 30, 2012, we had excess capital stock of $2.1 billion, or 5.9%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
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
The following table shows our regulatory capital requirements compared to our actual capital position as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,417,438	$2,840,142	$1,932,768	$2,799,018
Total capital-to-assets ratio	4.00%	8.38%	4.00%	7.36%
Total regulatory capital	$1,425,644	$2,987,996	$1,607,379	$2,957,882
Leverage capital-to-assets ratio	5.00%	12.37%	5.00%	10.84%
Leverage capital	$1,782,055	$4,408,067	$2,009,223	$4,357,391

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
In August 2009, under the Finance Agency's PCA regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to our PVCS. In September 2012, the Finance Agency reclassified the Seattle Bank's to "adequately capitalized." Although this capital classification change means that we will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement.
For further discussion of our capital classification and the Consent Arrangement, see Note 2 in this report and Note 2 in the Audited Financial Statements included in our 2011 Form 10-K.
Capital Concentration
As of September 30, 2012 and December 31, 2011, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49.0% and 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2012. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$221	$56,115
One year through two years	—	721,669
Two years through three years	—	42,326
Three years through four years	—	25,583
Four years through five years	—	55,249
Past contractual redemption date due to remaining activity (1)	1,271	8,981
Past contractual redemption date due to regulatory action (2)	32,803	257,785
Total	$34,295	$1,167,708

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

The balance in mandatorily redeemable stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember.
Accumulated Other Comprehensive Loss
The following table provides information regarding the components of AOCL for the nine months ended September 30, 2012 and 2011.

AOCL	Unrealized gain (loss) on AFS securities	Non-credit portion of OTTI on AFS securities	Non-credit portion of OTTI on HTM securities	Pension benefits	Total accumulated other comprehensive (loss) income
(in thousands)
Balance, December 31, 2010	$(5,470)	$(590,023)	$(70,533)	$(880)	$(666,906)
Net change in AOCL	15,953	112,967	8,643	44	137,607
Balance, September 30, 2011	$10,483	$(477,056)	$(61,890)	$(836)	$(529,299)
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Net change in AOCL	(1,855)	286,895	1,252	193	286,485
Balance, September 30, 2012	$9,143	$(324,257)	$(8,320)	$(693)	$(324,127)

Joint Capital Enhancement Agreement and Amendment
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Because each FHLBank has been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank has allocated 20% of its net income to a separate restricted retained earnings account. In compliance with our amended Capital Plan, we allocated $9.9 million of our 2012 net income to restricted retained earnings and $39.7 million to unrestricted retained earnings.
See Note 17 in our 2011 Audited Financial Statements in our 2011 10-K for more information on the Capital Agreement.

Note 12—Employer Retirement Plans
The components of net periodic pension cost for our supplemental defined benefit plans were as follows for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Periodic Pension Cost for Supplemental Retirement Plans	2012	2011	2012	2011
(in thousands)
Service cost	$93	$65	$279	$195
Interest cost	28	44	85	132
Amortization of prior service cost	4	16	12	48
Amortization of net gain (loss)	5	(1)	17	(3)
Settlement losses	—	—	163	—
Total	$130	$124	$556	$372

Note 13—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures have been determined using available market information and management's best judgment of appropriate valuation methods. These estimates are based on pertinent information available as of September 30, 2012 and December 31, 2011. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values.

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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the nine months ended September 30, 2012 or during 2011.

Fair Value Summary Table
The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value and fair values of our financial instruments as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$248	$248	$248	$—	$—	$—
Deposits with other FHLBanks	118	118	118	—	—	—
Securities purchased under agreements to resell	4,500,000	4,500,000	—	4,500,000	—	—
Federal funds sold	8,439,900	8,440,208	—	8,440,208	—	—
AFS securities	5,012,807	5,012,807	—	3,668,632	1,344,175	—
HTM securities	7,368,656	7,411,465	—	6,843,188	568,277	—
Advances	8,962,689	9,093,279	—	9,093,279	—	—
Mortgage loans held for portfolio, net	1,131,291	1,140,388	—	1,140,388	—	—
Accrued interest receivable	46,459	46,459	—	46,459	—	—
Derivative assets	112,939	112,939	—	356,935	—	(243,996)
Other assets (rabbi trust)	2,983	2,983	2,983	—	—	—
Financial liabilities:
Deposits	(461,200)	(461,176)	—	(461,176)	—	—
Consolidated obligations, net:
Discount notes	(20,390,435)	(20,390,353)	—	(20,390,353)	—	—
Bonds	(11,897,985)	(12,275,987)	—	(12,275,987)	—	—
Mandatorily redeemable capital stock	(1,202,003)	(1,202,003)	(1,202,003)	—	—	—
Accrued interest payable	(62,863)	(62,863)	—	(62,863)	—	—
Derivative liabilities	(93,963)	(93,963)	—	(383,215)	—	289,252
AHP payable	(16,831)	(16,831)	—	(16,831)	—	—
Other:
Commitments to extend credit for advances	(435)	(435)	—	(435)	—	—
Commitments to issue consolidated obligations	—	2,405,861	—	2,405,861	—	—

	As of December 31, 2011
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286	$1,286	$—	$—	$—
Deposit with other FHLBanks	15	15	15	—	—	—
Securities purchased under agreements to resell	3,850,000	3,850,012	—	3,850,012	—	—
Federal funds sold	6,010,699	6,011,076	—	6,011,076	—	—
AFS securities	11,007,753	11,007,753	—	9,738,354	1,269,399	—
HTM securities	6,500,590	6,467,710	—	5,782,044	685,666	—
Advances	11,292,319	11,433,290	—	11,433,290	—	—
Mortgage loans held for portfolio, net	1,356,878	1,403,940	—	1,403,940	—	—
Accrued interest receivable	64,287	64,287	—	64,287	—	—
Derivative assets	69,635	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	2,150	—	—	—
Financial liabilities:
Deposits	(287,015)	(287,015)	—	(287,015)	—	—
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)	—	(14,034,376)	—	—
Bonds	(23,220,596)	(23,641,676)	—	(23,641,676)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(93,344)	(93,344)	—	(93,344)	—	—
Derivative liabilities	(147,693)	(147,693)	—	(469,047)	—	321,354
AHP payable	(13,142)	(13,142)	—	(13,142)	—	—
Other:
Commitments to extend credit for advances	(483)	(483)	—	(483)	—	—

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first nine months of 2012. See Note 19 in our 2011 Audited Financial Statements in our 2011 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
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
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of September 30, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
As of September 30, 2012, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.

Fair Value on a Recurring Basis
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring basis on our statements of condition as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,344,175	$—	$—	$1,344,175	$—
Other U.S. agency obligations	488,698	—	488,698	—	—
TLGP securities	1,670,215	—	1,670,215	—	—
GSE obligations	1,509,719	—	1,509,719	—	—
Derivative assets (interest-rate related)	112,939	—	356,935	—	(243,996)
Other assets (rabbi trust)	2,983	2,983	—	—	—
Total assets at fair value	$5,128,729	$2,983	$4,025,567	$1,344,175	$(243,996)
Consolidated obligations:
Discount notes	$(249,773)	$—	$(249,773)	$—	$—
Bonds	(499,983)	—	(499,983)	—	—
Derivative liabilities (interest-rate related)	(93,963)	—	(383,215)	—	289,252
Total liabilities at fair value	$(843,719)	$—	$(1,132,971)	$—	$289,252

	As of December 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Consolidated obligations:
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

	AFS PLMBS
	For the Nine Months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2012	2011
(in thousands)
Balance, beginning of period	$1,269,399	$1,469,055
Transfers from HTM to AFS securities	—	8,724
OTTI credit loss recognized in earnings	(7,575)	(87,405)
Unrealized gains in AOCL	286,895	117,186
Settlements	(204,544)	(176,612)
Balance, end of period	$1,344,175	$1,330,948

Fair Value on a Non-Recurring Basis
We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized). We recorded no HTM securities at fair value as of September 30, 2012 and we recorded certain HTM securities at fair value as of December 31, 2011. The HTM securities shown in the table below had carrying values prior to impairment of $27.2 million as of December 31, 2011. The tables exclude impaired securities where the carrying value is less than fair value as of September 30, 2012 and December 31, 2011. In addition, the carrying value prior to impairment may not include certain adjustments related to previously impaired securities and excludes securities that were transferred to AFS for which an OTTI charge was taken while it was classified as HTM.
The following tables present, by hierarchy level, HTM securities and REO for which a non-recurring change in fair value has been recorded as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
REO	$2,979	$2,979	$—
Total assets at fair value	$2,979	$2,979	$—

	As of December 31, 2011
Non-Recurring Fair Value Measurements	Total	Level 2	Level 3
(in thousands)
HTM securities	$29,268	$—	$29,268
REO	2,902	2,902	—
Total assets at fair value	$32,170	$2,902	$29,268

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

We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less to assist in mitigating potential statement of income volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note.
The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds and discount notes on which we elected the fair value options for the three and nine months ended September 30, 2012. We had no financial instruments on which we had elected the fair value option for the three and nine months ended September 30, 2011.

Consolidated Obligation Bonds and Discount Notes on Which Fair Value Option Has Been Elected	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(in thousands)	Bonds	Discount Notes	Bonds	Discount Notes

Balance, beginning of the period	$499,994	$—	$500,014	$—
New transactions elected for fair value option	—	250,000	500,000	250,000
Maturities and terminations	—	—	(500,000)	—
Net change in fair value adjustments on financial instruments held under fair value option	65	(30)	10	(30)
Change in accrued interest and other	404	—	439	—
Balance, end of the period	$500,463	$249,970	$500,463	$249,970

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option consolidated obligation bonds and discount notes are recorded as part of net interest income on the statements of income. The changes in fair value for instruments in which the fair value option has been elected are recorded as “net gains (losses) on financial instruments held under fair value option” in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were necessary as of September 30, 2012.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$250,000	$249,773	$(227)
Consolidated obligation bonds	500,000	499,983	(17)
Total	$750,000	$749,756	$(244)

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	$(26)
Total	$500,000	$499,974	$(26)

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

The following tables set forth significant outstanding balances as of September 30, 2012 and December 31, 2011, and the income effect for the three and nine months ended September 30, 2012 and 2011, on related party transactions.

Balances with Related Parties	As of September 30, 2012	As of December 31, 2011
(in thousands)
Assets:
Securities purchased under agreements to resell	$1,500,000	$850,000
AFS securities	589,432	2,896,588
HTM securities	202,638	256,505
Advances (par value)	3,040,548	4,458,198
Mortgage loans held for portfolio	875,163	1,042,159
Liabilities and Capital:
Deposits	12,163	4,591
Mandatorily redeemable capital stock	856,209	805,079
Class B capital stock	657,443	721,846
Class A capital stock	1,732	2,003
AOCL - non-credit OTTI	(134,248)	(244,079)
Other:
Notional amount of derivatives	5,726,484	5,425,180

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income and Expense with Related Parties	2012	2011	2012	2011
(in thousands)
Income (loss):
Advances, net (1)	$(2,979)	$84	$(9,773)	$3,390
Securities purchased under agreements to resell	606	16	1,206	47
Federal funds sold	—	—	—	39
AFS securities	2,762	4,015	13,590	12,790
HTM securities	859	1,561	3,001	5,481
Mortgage loans held for portfolio	11,525	14,737	37,744	80,489
Mortgage loans held for sale	—	4,792	—	4,792
Net OTTI credit loss	(2)	—	(4,184)	(51,824)
Total	$12,771	$25,205	$41,584	$55,204
Expense:
Deposits	$1	$—	$1	$2
Total	$1	$—	$1	$2

(1)	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the three and nine months ended September 30, 2012 totaling $40.0 million and $45.0 million, and during the same periods in 2011 totaling $11.0 million and $28.5 million, in loans to other FHLBanks with maturities ranging from one to three days. Interest earned on these short-term loans was not material.

In addition, as of September 30, 2012 and December 31, 2011, we had $118,000 and $15,000 on deposit with the FHLBank of Chicago for shared Federal Home Loan Bank System (FHLBank System) expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 10.

Note 15—Commitments and Contingencies
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 14 in our 2011 Audited Financial Statements included in our 2011 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2012 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held as investments by other FHLBanks, were approximately $674.4 billion and $691.9 billion as of September 30, 2012 and December 31, 2011.
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012			As of December 31, 2011
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$435,358	$13,189	$448,547	$511,988
Unsettled consolidated obligation bonds, at par (2)	405,000	—	405,000	—
Unsettled consolidated discount notes, at par	2,002,000	—	2,002,000	—
Total	$2,842,358	$13,189	$2,855,547	$511,988

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $22.3 million as of September 30, 2012 and December 31, 2011.

(2)
As of September 30, 2012, $155.0 million of our unsettled consolidated obligation bonds were hedged with unsettled interest rate swaps. We had no unsettled consolidated obligation bonds or interest-rate exchange agreements as of December 31, 2011.

As of September 30, 2012, we had unsettled interest-exchange agreements with a notional amount of $155.0 million.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of September 30, 2012, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 31 days to 5.0 years, including a final expiration of 2015. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $162,000 and $170,000 as of September 30, 2012 and December 31, 2011. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.

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

•
regulatory requirements and restrictions resulting from our entering into a Stipulation and Consent to the Issuance of a Consent Order (Stipulation and Consent) with the Federal Housing Finance Agency (Finance Agency) on October 25, 2010, relating to the Consent Order, effective as of the same date, issued by the Finance Agency to the Seattle Bank (collectively, with related understandings with the Finance Agency, the Consent Arrangement); an adverse change made by the Finance Agency in our capital classification; or other actions by the Finance Agency, particularly actions that may result from our failure to satisfy the requirements of the Consent Arrangement to the Finance Agency's satisfaction;

•
adverse changes in credit quality or market prices, home price declines or increases that exceed or fall short of our expectations, changes in assumptions or timing of cash flows, or other factors that could affect our financial instruments, particularly our private-label mortgage-backed securities (PLMBS), and that could result in, among other things, additional other-than-temporary impairment (OTTI) losses;

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

•
actions taken or inaction by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the Finance Agency, or the Federal Deposit Insurance Corporation (FDIC), including GSE reform affecting the FHLBank System, centralized derivatives clearing, changes in FDIC insurance assessment calculations, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our inability to repurchase or redeem capital stock or pay dividends without Finance Agency approval, availability of more favorable funding alternatives, concerns about additional OTTI losses on our PLMBS and the negative impact this may have to our future earnings and financial condition, willingness of our members' regulators to view FHLBank advances as a reliable source of liquidity, or pending litigation adverse to the interests of certain potential or existing members;

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

•	changing accounting guidance, including changes relating to valuation of financial instruments, that could adversely affect our financial statements;

•	our inability to retain or timely hire key personnel;

•	the need to make principal or interest payments on behalf of another FHLBank as a result of the joint and several liability of all FHLBanks for consolidated obligations; and

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

Overview
This discussion and analysis reviews our financial condition as of September 30, 2012 and December 31, 2011 and our results of operations for the three and nine months ended September 30, 2012 and 2011. It should be read in conjunction with our financial statements and condensed notes for the three and nine months ended September 30, 2012 and 2011, included in "Part I. Item 1. Financial Statements" in this report, as well as our annual report on Form 10-K for the year ended December 31, 2011 (2011 10-K). Our financial condition as of September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2012 or for any other future dates or periods.
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
Our revenues derive primarily from interest income from advances, investments, and mortgage loans held for portfolio. Our principal funding derives from consolidated obligations issued by the Office of Finance as our agent. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including market interest-rate changes, yield-curve shifts, availability of wholesale funding, and general economic conditions.
Financial Condition and Results - Third Quarter 2012 Highlights
Economic Environment
After a mixed performance in the first half of 2012, U.S. economic indicators generally improved during third quarter 2012. Among other things, favorable trends included improvements or stabilization in regional housing prices and inventories of unsold properties, and improvements in U.S. employment statistics. Actions taken or announced by the European Central Bank and the Federal Reserve during third quarter 2012 helped, to a certain extent, to reduce some of the volatility in the global credit markets.
Interest rates remained very low throughout the first nine months of 2012. The Federal Reserve's September 2012 announcement of a third round of quantitative easing, including extending its program to buy $40 billion per month of agency mortgage-backed securities (MBS), continued to put downward pressure on longer-term interest rates. This program, designed to ease financial market conditions and support economic recovery, has had the effect of reducing the supply of MBS available in the market and generally compressing the yields on available MBS investments. In September 2012, the Federal Reserve also announced its extension of forward guidance on federal funds rates, indicating that they are expected to remain low at least through mid-2015. These actions and the possibility of additional governmental stimulus or other actions are expected to place continued downward pressure on interest rates, especially longer-term interest rates.

Seattle Bank Results
As of September 30, 2012, we had total assets of $35.6 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $207.0 million, compared to total assets of $40.2 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $157.4 million as of December 31, 2011.
Our outstanding advances declined to $9.0 billion as of September 30, 2012, from $11.3 billion as of December 31, 2011, as Seattle Bank members generally continued to experience high levels of retail deposits and low consumer loan demand, which has continued to depress their demand for wholesale funding, including FHLBank advances. As of September 30, 2012, our investments declined to $25.3 billion, from $27.4 billion as of December 31, 2011, primarily due to $4.4 billion in maturities of Temporary Liquidity Guarantee Program (TLGP) securities in second quarter 2012.
We recorded $13.8 million and $49.6 million of net income for the three and nine months ended September 30, 2012, compared to $111.0 million and $70.7 million of net income for the same periods in 2011. The lower net income for the three and nine months ended September 30, 2012 primarily reflected the impact of a $73.9 million gain on our sale of mortgage loans in third quarter 2011, with no similar transactions in 2012. Net income for the nine months ended September 30, 2012 was favorably impacted by lower credit-related charges on our PLMBS determined to be other-than-temporarily impaired and higher net interest income.
We reported net interest income after benefit/(provision) for credit losses of $33.4 million and $86.4 million for the three and nine months ended September 30, 2012, compared to $33.5 million and $77.9 million for the same periods in 2011. We recorded a benefit for credit losses of $2.4 million for the three and nine months ended September 30, 2012 and a provision for credit losses of $1.4 million for the same periods in 2011. The partial release of the allowance for credit losses in third quarter 2012 was due to the favorable impact of mortgage loan repurchases and more favorable estimates of future credit losses, particularly related to modest improvements in housing price assumptions. Net interest income for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was also impacted by lower funding costs and increased yields on investments, which were partially offset by the impact of lower average balances of advances, investments, and mortgage loans held for portfolio. Net interest income for the three and nine months ended September 30, 2012 was negatively impacted by lower fee income from advance prepayments, compared to the same periods in 2011.
Including the effect of interest-rate swaps hedging certain of our available-for-sale (AFS) securities, we reported adjusted net interest income after benefit/(provision) for credit losses (a non-GAAP measure) of $39.4 million and $113.2 million for the three and nine months ended September 30, 2012, compared to $44.3 million and $114.2 million for the same periods in 2011. The decrease in adjusted net interest income after benefit/(provision) for credit losses for the three months ended September 30, 2012, compared to the same period in 2011, was due to the maturity of a significant portion of these AFS securities during second quarter 2012. See "—Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011—Net Interest Income—Non-GAAP Measure—Adjusted Net Interest Income" for a detailed discussion of this non-GAAP measure.
We recorded $2.0 million and $7.6 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2012, compared to $311,000 and $88.3 million of such credit losses for the same periods in 2011. The additional losses in all periods were due to changes in assumptions regarding foreclosure rates, loss severity rates, future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities. See "—Financial Condition as of September 30, 2012 and December 31, 2011—Investments—Credit Risk—OTTI Assessment," and Notes 5 and 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for more information.
Other income, excluding OTTI credit losses, declined to $1.9 million and $30.6 million for the three and nine months ended September 30, 2012, compared to $101.6 million and $138.0 million for the same periods in 2011. The declines were primarily due to the gain on our sale of mortgage loans in third quarter 2011, as well as reductions in net gains on derivatives and hedging activities, which were impacted by the effect of the interest-rate swaps hedging our AFS securities, and market value changes on our fair value hedging transactions. Other expense increased by $2.1 million and $5.2 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to increased legal expenses related to our PLMBS litigation and additional staffing in our credit and collateral management areas.

During the first nine months of 2012, we achieved a number of significant milestones in the bank's return to normal operations. For example, in September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized," and after receiving Finance Agency approval, we repurchased $24.1 million in excess capital stock in late September. We continue to face a number of challenges, however, including relatively low advance volumes, the possibility of further deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement.
As we work through what we expect will continue to be a slow economic recovery, we will continue to fulfill our mission and maintain our focus on our longer-term business goals of:

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings; and

•	Closing the gap between our market value of equity (MVE) and the par value of capital stock (PVCS).
In addition to a variety of other measures, we track our progress in achieving our goals using the following key metrics:

•
MVE to PVCS ratio. As of September 30, 2012, our MVE to PVCS ratio increased to 88.8% from 74.4% as of December 31, 2011, primarily due to increases in the fair values of AFS securities determined to be other-than-temporarily impaired.

•	Retained earnings. As of September 30, 2012, our retained earnings increased to $207.0 million, from $157.4 million as of December 31, 2011, due to 2012 net income.

•
Return on PVCS vs. federal funds. Our annualized return on PVCS for the nine months ended September 30, 2012 was 2.36% compared to 3.38% for the same period in 2011. The 2011 return on PVCS was significantly impacted by our sale of mortgage loans in third quarter 2011. The average federal funds effective rate for the nine months ended September 30, 2012 was 0.14%, compared to 0.11% for the same period in 2011.

In addition, in October 2012, we received approval from the Finance Agency of our requests to accept municipal securities as collateral on advances and to re-initiate membership recruitment of insurance companies located within our district and make advances to them. We believe that expanded collateral categories and an expanded membership base will provide value to the Seattle Bank cooperative by providing members with additional assets against which to take out advances and by diversifying concentration risk. We are currently in the process of implementing these two additional new business opportunities.
We continue to execute on opportunities to strengthen our balance sheet and minimize our financial and other risks. As discussed below in "—Financial Condition as of September 30, 2012 and December 31, 2011—Investments," we have increased the balance of our medium- and longer-term secured investments during 2012 to increase our spreads and reduce our credit risk.
Consent Arrangement
In October 2010, the Seattle Bank entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par value. Further, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, accumulated other comprehensive loss (AOCL), and MVE to PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of September 30, 2012, December 31, 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$207,025	$157,438	$76,835
AOCL	$(324,127)	$(610,612)	$(770,317)
MVE to PVCS ratio	88.8%	74.4%	67.8%
Although full remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. Further, as required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our investment portfolio.
The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could also have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect that Finance Agency approval will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.
Recent Legislative and Regulatory Developments
The legislative and regulatory environment for the FHLBanks continues to undergo rapid change, driven principally by reforms under the Housing and Economic Recovery Act, as amended (Housing Act), and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). We expect the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in further changes to this environment. As discussed in "Part I. Item 1. Business—Legislative and Regulatory Developments" in our 2011 10-K and our subsequent quarterly reports on Form 10-Q, the implementing rules and regulations of these laws will likely impact our business operations, funding costs, rights, and obligations, and the environment in which the FHLBanks, including the Seattle Bank, carry out their housing finance mission. Significant regulatory actions and developments for the period covered by this report are summarized below.

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
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be affected by the new derivatives regulations.
Mandatory Clearing of Derivatives Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest-rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the 2011 10-K, cleared swaps will be subject to new requirements, including mandatory reporting, record-keeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. In addition, on October 23, 2012, the CFTC approved for public comment proposed new regulations and amendments to existing regulations to enhance protections for customers and to strengthen the safeguards surrounding the holding of customer funds deposited with futures commission merchants and clearinghouses. The proposals will be open for public comment for 60 days after publication in the Federal Register.
Under the requirements, the implementation timeframe for mandatory clearing of eligible interest-rate swaps will be determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest-rate swaps. The CFTC is expected to finalize these determinations no later than November 5, 2012, and we expect to have to clear eligible interest-rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during second quarter 2013.
Uncleared Derivatives Transactions
The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements, established by applicable regulators. These requirements are discussed in our 2011 10-K.
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules, which include the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized and certain other rules that have been finalized or are expected to be finalized by the CFTC, will require amendments to the documentation for swaps we enter into with swap dealers. We are adhering to an International Swaps and Derivatives

Association, Inc. (ISDA) protocol to address the new documentation requirements under the external business conduct rules and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes, and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between the swap dealers and the the bank. With respect to interest-rate swaps that we enter into with swap dealers, these requirements will be phased in between November 1, 2012 and March 1, 2014. However, we believe that this phase-in period may not begin until December 31, 2012 due to an expected delay in swap dealer registration. This same delay in registration may also delay the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.
The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 10-K. The CFTC, the Finance Agency, and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013, and we do not expect that they will apply to the Seattle Bank until later in 2013 at the earliest.
Record-Keeping and Reporting
Compliance dates for the new record-keeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with record-keeping requirements for our swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will comply with new record-keeping requirements for swaps entered into on or after that date. For interest-rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the later of October 12, 2012 and the date these swap dealers register as such, which, as discussed above is expected to be around December 31, 2012.
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
Finance Agency Regulatory Actions
Prudential Management and Operations Standards
On June 8, 2012, the Finance Agency issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest-rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days of being notified by the Finance Agency of the need to file a corrective plan, unless the Finance Agency notifies the FHLBank that the plan must be filed within a different time period. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

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
Advance Notice of Proposed Rulemaking on Stress-Testing Requirement
On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments are due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members

On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance company members in relation to the bank's capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the bank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
an FHLBank's documented framework, procedures, methodologies, and standards to evaluate an insurance company member's creditworthiness and financial condition, the bank's valuation of the pledged collateral, and whether the bank has a written plan for the liquidation of insurance company member collateral.

Comments are due by December 4, 2012.
Proposed Order on Qualified Financial Contracts (QFCs)
On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the Regulated Entities). The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain record-keeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the record-keeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments were due by October 10, 2012.
Other Significant Regulatory Developments
National Credit Union Administration (NCUA) Proposed Rule on Access to Emergency Liquidity
On July 30, 2012, the NCUA published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations and financial condition if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. The FHLBanks submitted a joint comment letter on an earlier, related proposed rule and the Council of Federal Home Loan Banks submitted a comment letter on the proposed rule by the September 28, 2012 due date.
Basel Committee on Banking Supervision (Basel Committee) Capital and Liquidity Framework
In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.
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

If these proposed rules are adopted as proposed, depending on the liquidity framework expected to be proposed by the Agencies, some of our members could be required to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for FHLBank System consolidated obligations to the extent that impacted institutions divest or limit their investments in FHLBank System consolidated obligations. On the other hand, the new requirements could create an incentive for our members to take our term advances to create and maintain balance sheet liquidity. The Council of Federal Home Loan Banks submitted a comment letter by the October 22, 2012 due date.
Housing Finance and GSE Reform
Recently, the U.S. Treasury announced a set of modifications to the preferred stock purchase agreements between the U.S. Treasury and the Finance Agency as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises. The changes require all future earnings from the Enterprises to be turned over to the U.S. Treasury and require the accelerated wind down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to recapitalize themselves and return to the market in their previous structure. In addition, the Finance Agency recently solicited comments on its proposal to create a new framework for the secondary mortgage market. The Finance Agency has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants, including the FHLBanks and their members, and interested parties.
As the Enterprises are being wound down, Congress and the Obama administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market. A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks. No further legislative action in this area is expected until the next Congress convenes in 2013. It is impossible to determine at this time whether or when Congress will act in this area. The ultimate effects of housing finance and GSE reform on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Selected Financial Data

The following selected quarterly financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements” included in this report.

Selected Financial Data	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$35,641	$36,370	$36,273	$40,184	$40,386
Investments (1)	25,322	25,441	25,500	27,369	27,816
Advances	8,963	9,562	9,343	11,292	10,972
Mortgage loans held for portfolio, net (2)	1,131	1,203	1,277	1,357	1,439
Deposits and other borrowings	461	419	340	287	365
Consolidated obligations, net:
Discount notes	20,390	16,418	13,112	14,034	12,838
Bonds	11,898	16,631	19,928	23,221	24,475
Total consolidated obligations, net	32,288	33,049	33,040	37,255	37,313
Mandatorily redeemable capital stock	1,202	1,124	1,061	1,061	1,059
Affordable Housing Program (AHP) payable	17	16	14	13	12
Capital stock:
Class A capital stock - putable	114	119	119	119	120
Class B capital stock - putable	1,465	1,562	1,621	1,621	1,621
Total capital stock	1,579	1,681	1,740	1,740	1,741
Retained earnings:
Unrestricted	172	161	143	132	122
Restricted	35	32	27	25	22
Total retained earnings	207	193	170	157	144
AOCL	(324)	(510)	(516)	(611)	(530)
Total capital	1,462	1,364	1,394	1,286	1,355
Statements of Income (for the quarter ended)
Interest income	$75	$81	$81	$79	$96
Net interest income after (benefit) provision for credit losses	34	30	23	18	33
Other income	—	13	10	14	102
Other expense	18	17	19	18	16
Income before assessments	16	26	14	14	119
Assessments	2	3	1	1	8
Net income	14	23	13	13	111
Financial Statistics (for the quarter ended)
Return on average equity	3.75%	6.68%	3.89%	4.02%	32.52%
Return on average assets	0.15%	0.25%	0.14%	0.13%	1.01%
Average equity to average assets	4.02%	3.77%	3.62%	3.14%	3.12%
Regulatory capital ratio (3)	8.38%	8.24%	8.19%	7.36%	7.29%
Net interest margin (4)	0.34%	0.33%	0.25%	0.20%	0.32%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $3.1 million for the quarter ended September 30, 2012, $5.7 million for the quarters ended June 30, 2012, March 31, 2012, and December 31, 2011, and $3.2 million for the quarter ended September 30, 2011.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of September 30, 2012 and December 31, 2011
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of September 30, 2012 declined from December 31, 2011, to $9.0 billion from $11.3 billion, and to 25.1% from 28.1%. As of September 30, 2012, our investments declined to $25.3 billion, from $27.4 billion as of December 31, 2011.
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our investment portfolio.
The following table summarizes our major categories of assets as a percentage of total assets as of September 30, 2012 and December 31, 2011.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	September 30, 2012	December 31, 2011
(in percentages)
Advances	25.1	28.1
Investments:
Short-term	41.0	41.4
Medium-/long-term	30.1	26.7
Subtotal	71.1	68.1
Mortgage loans	3.2	3.4
Other assets	0.6	0.4
Total	100.0	100.0
We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of September 30, 2012 and December 31, 2011.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	September 30, 2012	December 31, 2011
(in percentages)
Consolidated obligations	90.6	92.7
Deposits	1.3	0.7
Other liabilities (1)	4.0	3.4
Total capital	4.1	3.2
Total	100.0	100.0

(1)	Mandatorily redeemable capital stock, representing 3.4% and 2.6% of total liabilities and capital as of September 30, 2012 and December 31, 2011, is recorded in other liabilities.
We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Advances decreased by 20.6%, or $2.3 billion, to $9.0 billion as of September 30, 2012, from $11.3 billion as of December 31, 2011, primarily as a result of lower demand for wholesale funding, including FHLBank advances, as many community financial institutions continued to experience high retail deposit levels and low consumer loan demand.
The following table summarizes the par value of our advances outstanding by member type as of September 30, 2012 and December 31, 2011.

	As of	As of
Par Value of Advances by Member Type	September 30, 2012	December 31, 2011
(in thousands)
Commercial banks	$5,334,471	$7,496,620
Thrifts	2,571,119	2,629,627
Credit unions	478,224	389,033
Total member advances	8,383,814	10,515,280
Housing associates	2,267	3,082
Nonmember borrowers	293,677	391,648
Total par value of advances	$8,679,758	$10,910,010
In addition, because a large percentage of our advances are held by a limited number of borrowers, changes in this group's borrowing decisions have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
The following table provides the par value of advances and percent of total outstanding advances of our top five borrowers (at the holding company level) as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Top Five Borrowers by Holding Company Advances Outstanding (1)	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$2,843,760	32.8	$4,251,471	39.0
Washington Federal, Inc.	1,880,000	21.7	1,950,000	17.9
Glacier Bancorp, Inc.	912,021	10.5	1,049,046	9.5
Umpqua Holdings Corporation	245,016	2.8	not in top 5	not in top 5
Sterling Financial Corporation	not in top 5	not in top 5	304,236	2.8
Pacific Continental Corporation	165,000	1.9	not in top 5	not in top 5
Capmark Bank	not in top 5	not in top 5	391,113	3.6
Total	$6,045,797	69.7	$7,945,866	72.8

(1)
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

As of September 30, 2012 and December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 31 and 21 months.

The following table summarizes our advance portfolio by product type as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$45,800	0.5	$14,135	0.1
Adjustable interest-rate	64,500	0.7	619,536	5.7
Fixed interest-rate advances:
Non-amortizing	6,064,561	69.9	6,544,954	60.1
Amortizing	360,581	4.1	385,569	3.5
Structured advances:
Putable	1,923,016	22.2	3,084,516	28.2
Capped floater	10,000	0.1	10,000	0.1
Floating-to-fixed convertible (1)	75,000	0.9	115,000	1.1
Symmetrical prepayment	136,300	1.6	136,300	1.2
Total par value	$8,679,758	100.0	$10,910,010	100.0

(1)	These advances have passed their conversion date and have converted to fixed interest rates.

Although the percentage of outstanding advances maturing in one year or less decreased to 51.5%, or $4.5 billion, as of September 30, 2012, from 53.7%, or $5.9 billion, as of December 31, 2011, advance demand was generally for short-term advances during the first nine months of 2012. The percentage of fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 98.6% as of September 30, 2012, compared to 94.1% as of December 31, 2011, reflecting our members' continued preference for relatively short-term, fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on the one- or three-month London Interbank Offered Rate (LIBOR)).
The following table summarizes our advance portfolio by interest payment terms to maturity as of September 30, 2012.

	As of September 30, 2012
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$4,391,606	$77,300	$4,468,906
Due after one year	4,167,852	43,000	4,210,852
Total par value	$8,559,458	$120,300	$8,679,758
The total weighted-average interest rate on our advance portfolio decreased to 1.91% as of September 30, 2012, from 2.10% as of December 31, 2011. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).

Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the nine months ended September 30, 2012, many of our members continued to have less need for our advances as they experienced among other things, high levels of retail customer deposits and continued low customer loan activity.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing alternatives include differential pricing and posted rate pricing, including window and auction pricing. We may also offer advance promotions from time to time, where advances of specific structures are offered at lower rates than our posted rates. Our members' use of posted rate pricing increased during the nine months ended September 30, 2012 compared to the same period in 2011, with an offsetting decrease in differential pricing, due primarily to more favorable pricing execution on the auction pricing option. Although its use declined, differential pricing comprised the largest percentage of new advances in both periods. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the nine months ended September 30, 2012 and 2011.

	For the Nine Months Ended September 30,
Advance Pricing	2012	2011
(in percentages)
Differential pricing	76.0	96.1
Window	7.9	3.5
Auction pricing	16.1	0.4
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, our members' ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized," and after receiving Finance Agency approval, we repurchased $24.1 million in excess capital stock across all Seattle Bank shareholders in late September under a quarterly pro-rata repurchase plan. Although we do not believe that the Consent Arrangement, our previous "undercapitalized" classification, or the restrictions on our repurchasing or redeeming capital stock or paying dividends have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing our members' confidence in us.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs, and economic conditions. As of September 30, 2012, the number of institutions rated in our low risk category improved to 67% of our membership from 57% as of December 31, 2011. Should the financial condition of a borrower decline or become otherwise impaired, we may require the borrower to physically deliver collateral or provide additional collateral to us. As of September 30, 2012 and December 31, 2011, 23% and 25% of our borrowers were on the physical possession collateral arrangement, representing 8% and 11% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened.

Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value or balance. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. For collateral pledged by a member deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of September 30, 2012 and December 31, 2011, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
In October 2012, we received approval from the Finance Agency of our requests to accept municipal securities as collateral on advances and to re-initiate membership recruitment of insurance companies located within our district and make advances to them. We believe that expanded collateral categories and an expanded membership base will provide value to the Seattle Bank cooperative by providing members with additional assets against which to take out advances and by diversifying concentration risk. We are currently in the process of implementing these two additional new business opportunities.
For additional information on advances, see Note 6 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, commercial paper, and short-term TLGP notes. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, or that carried the highest credit ratings from Moody's Investor Service (Moody's) or Standard & Poor's (S&P) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and longer-term TLGP securities. Our investment securities are classified either as AFS or HTM.

The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity as of September 30, 2012 and December 31, 2011. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2012
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations	$—	$22,809	$28,728	$437,161	$488,698
GSEs and Tennessee Valley Authority (TVA)	899,948	350,764	129,916	129,091	1,509,719
TLGP	1,670,215	—	—	—	1,670,215
Total non-MBS	2,570,163	373,573	158,644	566,252	3,668,632
MBS:
PLMBS	—	—	—	1,344,175	1,344,175
Total AFS securities	$2,570,163	$373,573	$158,644	$1,910,427	$5,012,807
Yield on AFS securities	0.35%	0.69%	1.61%	1.00%	0.71%
HTM securities:
Non-MBS:
Other U.S. agency obligations	$—	$1,663	$7,887	$13,447	$22,997
GSEs and TVA	299,898	—	—	—	299,898
State and local housing agency obligations	9,305	70,530	94,915	68,840	243,590
Total non-MBS	309,203	72,193	102,802	82,287	566,485
MBS:
Residential:
Other U.S agency obligations	—	15	—	147,649	147,664
GSEs	—	—	518,289	5,508,586	6,026,875
PLMBS	—	—	98,428	529,204	627,632
Total MBS	—	15	616,717	6,185,439	6,802,171
Total HTM securities	$309,203	$72,208	$719,519	$6,267,726	$7,368,656
Yield on HTM securities	5.91%	0.70%	1.02%	1.34%	1.50%
Securities purchased under agreements to resell	$4,500,000	$—	$—	$—	$4,500,000
Federal funds sold	8,439,900	—	—	—	8,439,900
Total investments	$15,819,266	$445,781	$878,163	$8,178,153	$25,321,363

	As of December 31, 2011
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSEs and TVA	$2,705,957	$902,016	$—	$44,700	$3,652,673
TLGP	6,085,681	—	—	—	6,085,681
Total non-MBS	8,791,638	902,016	—	44,700	9,738,354
MBS:
PLMBS	—	—	—	1,269,399	1,269,399
Total AFS securities	$8,791,638	$902,016	$—	$1,314,099	$11,007,753
Yield on AFS securities	0.50%	0.60%	—%	0.84%	0.58%
HTM securities:
Non-MBS:
Certificates of deposit	$680,000	$—	$—	$—	$680,000
Other U.S. agency obligations	—	—	10,875	14,655	25,530
GSEs and TVA	89,989	299,737	—	—	389,726
State and local housing agency obligations	—	—	—	3,135	3,135
Total non-MBS	769,989	299,737	10,875	17,790	1,098,391
MBS:
Other U.S agency residential MBS	5	20	—	165,406	165,431
GSE residential MBS	—	—	622,918	3,808,169	4,431,087
Residential PLMBS	—	—	114,090	691,591	805,681
Total MBS	5	20	737,008	4,665,166	5,402,199
Total HTM securities	$769,994	$299,757	$747,883	$4,682,956	$6,500,590
Yield on HTM securities	0.93%	6.07%	1.18%	1.89%	1.89%
Securities purchased under agreements to resell	$3,850,000	$—	$—	$—	$3,850,000
Federal funds sold	6,010,699	—	—	—	6,010,699
Total investments	$19,422,331	$1,201,773	$747,883	$5,997,055	$27,369,042
As of September 30, 2012, our investments declined to $25.3 billion, from $27.4 billion as of December 31, 2011, due primarily to the maturity of $4.4 billion of TLGP securities in second quarter 2012. Beginning in late March 2012, we modified our mix of investments and began shifting some of our investments from short-term unsecured investments to medium- and longer-term secured investments. These investments include state housing finance agency obligations, which increase our core mission activity assets, and other U.S. obligations. As of September 30, 2012, our medium- and longer-term investments increased to 30.1% of total assets, from 26.7% as of December 31, 2011, while our short-term unsecured investments remained relatively unchanged at approximately 40% of total assets for the same periods.
Historically, investment levels generally have depended upon our liquidity and leverage needs, including demand for our advances, and our desire to provide a return on our members' invested capital. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements. We believe this approach will allow us to maintain a strong level of liquidity and more interest-earning assets to improve our income and retained earnings. In adopting this approach in late March 2012, we implemented a dollar cap on our investments to ensure that we contain the growth of our investment portfolio.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of September 30, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	September 30, 2012	December 31, 2011
(in thousands)
Freddie Mac	$153,358	$1,991,402
Fannie Mae	419,138	398,852
Federal Farm Credit Bank (FFCB)	808,132	1,307,708
TVA	428,989	344,437
Total	$1,809,617	$4,042,399
MBS Investments
Our MBS investments represented 284.2% and 225.6% of our regulatory capital as of September 30, 2012 and December 31, 2011. Finance Agency regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities. As of September 30, 2012 and December 31, 2011, our MBS investments included $2.8 billion and $2.5 billion in Freddie Mac MBS and $3.3 billion and $2.0 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of September 30, 2012 and December 31, 2011 and for credit rating downgrades subsequent to September 30, 2012.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. We had no similar transfers in the first nine months of 2012. See Note 3 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
During third quarter 2012, we sold two AFS PLMBS securities that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sales totaled $26.9 million and resulted in a gain of $381,000 for the three and nine months ended September 30, 2012.
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

We also are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of September 30, 2012.
The following table presents our unsecured credit exposure on securities purchased from private counterparties as of September 30, 2012 and December 31, 2011. This table excludes those investments with implicit/explicit government guarantees and includes associated accrued interest receivable.

Unsecured Credit Exposure Including Accrued Interest Receivable	As of September 30, 2012	As of December 31, 2011
(in thousands)
Federal funds sold	$8,480,535	$6,011,965
Certificates of deposit	—	680,097
Total	$8,480,535	$6,692,062
The following table presents our unsecured investments by contractual term to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2012. We had no unsecured investments greater than 90 days as of September 30, 2012.

	Carrying Value
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$174,900	$—	$—	$174,900
U.S. subsidiaries of foreign commercial banks	538,000	270,000	—	808,000
Total	712,900	270,000	—	982,900
U.S. branches and agency offices of foreign commercial banks:
Canada	1,387,000	959,000	—	2,346,000
Netherlands	837,000	—	—	837,000
Sweden	684,000	420,000	271,000	1,375,000
Australia	—	—	521,000	521,000
Norway	267,000	—	271,000	538,000
United Kingdom	200,000	—	—	200,000
Switzerland	—	—	271,000	271,000
Finland	837,000	—	—	837,000
Germany	532,000	—	—	532,000
Total	4,744,000	1,379,000	1,334,000	7,457,000
Total	$5,456,900	$1,649,000	$1,334,000	$8,439,900

The following table presents our unsecured investments by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2012.

	Carrying Value
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$14,900	$160,000	$174,900
U.S. subsidiaries of foreign commercial banks	—	808,000	808,000
Total	14,900	968,000	982,900
U.S. branches and agency offices of foreign commercial banks:
Canada	1,807,000	539,000	2,346,000
Netherlands	837,000	—	837,000
Sweden	837,000	538,000	1,375,000
Australia	521,000	—	521,000
Norway	—	538,000	538,000
United Kingdom	—	200,000	200,000
Switzerland	—	271,000	271,000
Finland	837,000	—	837,000
Germany	—	532,000	532,000
Total	4,839,000	2,618,000	7,457,000
Total	$4,853,900	$3,586,000	$8,439,900

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

Although we purchased additional credit enhancement on our PLMBS, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded significant OTTI credit losses since third quarter 2008. As required by the Consent Arrangement, we are working to mitigate our risks with respect to potential further declines in the credit quality of our PLMBS portfolio. We monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to further limit our credit exposure. In September 2012, we sold for a gain of $381,000 two AFS securities determined to be other-than-temporarily impaired in previous periods, eliminating future OTTI exposure on these securities.

The following tables summarize the carrying value of our investments and their credit ratings as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$1,500,000	$3,000,000	$—	$—	$4,500,000
Federal funds sold	—	4,853,900	3,586,000	—	—	—	8,439,900
Investment securities:
U.S. agency obligations	—	2,321,312	—	—	—	—	2,321,312
State or local housing investments	237,335	6,255	—	—	—	—	243,590
TLGP securities	—	1,670,215	—	—	—	—	1,670,215
Total non-MBS	237,335	8,851,682	5,086,000	3,000,000	—	—	17,175,017
MBS:
Residential:
Other U.S. agency	—	147,664	—	—	—	—	147,664
GSEs	—	6,026,875	—	—	—	—	6,026,875
PLMBS	113,212	19,859	43,773	154,805	1,637,679	2,479	1,971,807
Total MBS	113,212	6,194,398	43,773	154,805	1,637,679	2,479	8,146,346
Total investments	$350,547	$15,046,080	$5,129,773	$3,154,805	$1,637,679	$2,479	$25,321,363

	As of September 30, 2012
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$52,639	$85,890	$978,510	$392,266	$79,643	$48,731	$1,637,679

	As of December 31, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$850,000	$3,000,000	$—	$—	$3,850,000
Federal funds sold	—	4,019,000	1,991,699	—	—	—	6,010,699
Investment securities:
Certificates of deposit	—	414,000	266,000	—	—	—	680,000
U.S. agency obligations	—	4,056,116	—	—	—	11,813	4,067,929
State or local housing investments	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,085,681	—	—	—	—	6,085,681
Total non-MBS	—	14,577,932	3,107,699	3,000,000	—	11,813	20,697,444
Residential MBS:
Other U.S. agency	—	165,431	—	—	—	—	165,431
GSEs	—	4,431,087	—	—	—	—	4,431,087
PLMBS	206,990	57,054	82,094	137,228	1,591,714	—	2,075,080
Total MBS	206,990	4,653,572	82,094	137,228	1,591,714	—	6,671,598
Total investments	$206,990	$19,231,504	$3,189,793	$3,137,228	$1,591,714	$11,813	$27,369,042

	As of December 31, 2011
Below Investment Grade	BB	B	CCC	CC	C	D	Total
(in thousands)
Residential PLMBS	$49,384	$71,202	$991,831	$396,307	$68,288	$14,702	$1,591,714

The following tables summarize, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI charges, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of September 30, 2012. In the tables below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of par value of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Nine Months Ended September 30, 2012
PLMBS by Year of Securitization - Prime	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$86,952	$—	$—	$—	$—	$86,952
AA	7,759	—	—	—	—	7,759
A	12,270	—	—	—	—	12,270
BB	—	—	—	—	—	—
Unrated	106	—	—	—	—	106
Total unpaid principal balance	$107,087	$—	$—	$—	$—	$107,087
Amortized cost basis	$106,835	$—	$—	$—	$—	$106,835
Gross unrealized losses	$(2,424)	$—	$—	$—	$—	$(2,424)
Fair value	$105,313	$—	$—	$—	$—	$105,313
OTTI:
Credit-related OTTI charge taken	$—	$—	$—	$—	$—	$—
Non-credit-related OTTI charge taken	(161)	—	—	—	—	(161)
Total OTTI charge taken	$(161)	$—	$—	$—	$—	$(161)
Weighted-average percentage of fair value to unpaid principal balance	98.3%	—	—	—	—	98.3%
Original weighted-average credit enhancement	2.9%	—	—	—	—	2.9%
Weighted-average credit enhancement	16.1%	—	—	—	—	16.1%
Weighted-average collateral delinquency	5.2%	—	—	—	—	5.2%

	As of and for the Nine Months Ended September 30, 2012
PLMBS by Year of Securitization - Alt-A	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$26,549	$—	$—	$—	$—	$26,549
AA	12,443	—	—	—	—	12,443
A	31,725	—	—	—	—	31,725
BBB	155,849	91,703	—	—	4,039	60,107
Below investment grade:
BB	52,636	—	—	—	31,972	20,664
B	99,479	15,688	—	47,159	28,888	7,744
CCC	1,419,013	186,256	654,063	469,572	109,122	—
CC	667,504	118,132	387,708	161,664	—	—
C	118,078	—	118,078	—	—	—
D	96,672	—	79,053	—	17,619	—
Unrated	2,366	—	—	—	—	2,366
Total unpaid principal balance	$2,682,314	$411,779	$1,238,902	$678,395	$191,640	$161,598
Amortized cost basis	$2,197,549	$401,488	$956,231	$502,695	$175,757	$161,378
Gross unrealized losses	$(393,568)	$(71,156)	$(174,212)	$(103,275)	$(39,328)	$(5,597)
Fair value	$1,807,139	$330,332	$782,019	$399,420	$137,970	$157,398
OTTI:
Credit-related OTTI charge taken	$(7,575)	$—	$(3,436)	$(4,017)	$(122)	$—
Non-credit-related OTTI charge taken	7,575	—	3,436	4,017	122	—
Total OTTI charge taken	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	67.4%	80.2%	63.1%	58.9%	72.0%	97.4%
Original weighted-average credit enhancement	37.3%	34.9%	39.0%	45.9%	29.3%	4.6%
Weighted-average credit enhancement	27.1%	31.1%	26.5%	29.7%	27.1%	9.7%
Weighted-average collateral delinquency	43.3%	25.4%	49.5%	55.2%	30.5%	7.6%

The following table provides information on our PLMBS in unrealized loss positions as of September 30, 2012, as well as applicable credit rating information as of October 31, 2012.

	As of September 30, 2012					October 31, 2012 Rating Based on September 30, 2012 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated AAA	Percent Rated AAA	Percent Rated Below Investment Grade	Unrated	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$49,656	$49,486	$(2,424)	7.7	75.0	22.9	—	0.2	35.3
Alt-A:
Option ARMs	1,872,506	1,496,138	(311,292)	50.3	—	—	99.9	—	1.1
Alt-A and other	733,680	625,425	(82,276)	29.6	—	—	76.9	0.3	20.6
Total PLMBS backed by Alt-A loans	2,606,186	2,121,563	(393,568)	44.4	—	—	93.4	0.1	6.6
Total PLMBS	$2,655,842	$2,171,049	$(395,992)	43.8	1.4	0.4	91.6	0.1	7.1
The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012			As of December 31, 2011
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$68,328	$38,759	$107,087	$128,961	$54,810	$183,771
Alt-A	26,549	2,655,765	2,682,314	41,572	2,981,310	3,022,882
Total	$94,877	$2,694,524	$2,789,401	$170,533	$3,036,120	$3,206,653

Rating Agency Actions
Subsequent to September 30, 2012 and prior to October 31, 2012, 14 PLMBS securities were downgraded by the credit rating agencies. In addition, 21 PLMBS were on negative watch as of October 31, 2012. These ratings actions are reflected within the tables below.

Investment Rating Downgrades		Based on Values as of September 30, 2012
As of September 30, 2012	As of October 31, 2012	PLMBS
From	To	Carrying Value	Fair Value
(in thousands)
AAA	AA	$29,144	$29,316
AAA	A	5,540	5,632
AAA	BBB	30,996	29,782
AA	BBB	3,909	3,713
A	BBB	5,941	6,076
Total		$75,530	$74,519

	Based on Values as of September 30, 2012
	PLMBS
Investments on Negative Watch as of October 31, 2012	Carrying Value	Fair Value
(in thousands)
AAA	$47,531	$48,310
AA	6,167	5,578
A	6,805	6,367
BBB	101,046	89,195
BB	26,816	23,099
B	35,912	32,673
Total	$224,277	$205,222

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of September 30, 2012.
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
Because of increased actual and forecasted credit deterioration as of September 30, 2012, we recorded additional OTTI credit losses in third quarter 2012 on five securities determined to be other-than-temporarily impaired in prior reporting periods. We had no new securities determined to be other-than-temporarily impaired in third quarter 2012.
The following table summarizes the OTTI charges recorded on our PLMBS, by period of initial OTTI, for the three and nine months ended September 30, 2012.

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$—	$—	$—	$—	$161	$161
PLMBS identified with OTTI losses in prior periods	1,982	(1,982)	—	7,575	(7,575)	—
Total	$1,982	$(1,982)	$—	$7,575	$(7,414)	$161

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. For the three and nine months ended September 30, 2012 and 2011, substantially all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. AOCL was also impacted by changes in the fair value of AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $286.5 million and $137.6 million for nine months ended September 30, 2012 and 2011. See Statement of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the nine months ended September 30, 2012 and 2011.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended September 30, 2012, as well as the related current credit enhancement, are detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.
The following tables summarize key information as of September 30, 2012 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to September 30, 2012).

	As of September 30, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$39,307	$38,544	$30,224	$32,443	$2,152,167	$1,668,432	$1,344,175

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by a nationally recognized statistical rating organization (NRSRO) upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 26 years as of September 30, 2012. Through September 30, 2012, four of our securities have suffered actual cash losses, totaling $7.8 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 5 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The stress test scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.0 billion and $1.2 billion in conventional mortgage loans and $102.3 million and $118.8 million in government-guaranteed mortgage loans as of September 30, 2012 and December 31, 2011. The portfolio decreased slightly for the nine months ended September 30, 2012 due to our receipt of $217.7 million in principal payments.

We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value ratios (i.e., outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loans held for portfolio as of September 30, 2012 and December 31, 2011. The FICO scores in the table below represent the original FICO score of the borrower with the lowest FICO score for mortgage loans with multiple borrowers.

	As of	As of
Conventional Mortgage Loans - FICO Scores	September 30, 2012	December 31, 2011
(in percentages, except weighted-average FICO score)
619 or less	0.1	0.1
620-659	3.2	3.2
660-699	19.7	19.1
700-739	32.7	32.2
740 or higher	44.3	45.4
Weighted-average FICO score	733	733

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	September 30, 2012	December 31, 2011
(in percentages)
<= 60%	19.8	20.2
> 60% to 70%	20.9	20.7
> 70% to 80%	53.0	53.0
> 80% to 90% (1)	3.6	3.5
> 90% (1)	2.7	2.6
Weighted-average loan-to-value	69.8	69.7

(1)	Private mortgage insurance (PMI) required at origination.
As of September 30, 2012 and December 31, 2011, approximately 76.7% and 76.2% of our outstanding mortgage loans held for portfolio had been purchased from JPMorgan Chase Bank, N.A., through its acquisition of our former member, Washington Mutual Bank, F.S.B.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. Based on our third quarter 2012 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses exceeded the amount required to absorb the expected credit losses on our mortgage loan portfolio. This determination was based on the favorable impact of mortgage loan repurchases and improved estimates of future credit losses, particularly related to modest improvements in housing price assumptions. The $6.3 million of mortgage loans repurchased under the representation and warranty provisions in the MPP were all seriously delinquent, and contributed $1.5 million of the $2.4 million released from the allowance for credit losses for the three and nine months ended September 30, 2012. Our allowance for credit losses totaled $3.1 million and $5.7 million as of September 30, 2012 and December 31, 2011.

The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of September 30, 2012 and 2011.

	As of and for the Nine Months Ended
Past Due and Nonaccrual Mortgage Loan Data	September 30, 2012	September 30, 2011
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$13,739	$50,128
Nonaccrual loans	$45,880	$21,425
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$5,704	$1,794
Charge-offs	(245)	—
(Benefit) provision for credit losses (1)	(2,368)	1,399
Balance, end of period	$3,091	$3,193
Nonaccrual loans: (2)
Gross amount of interest that would have been recorded based on original terms	$2,226	$1,921
Shortfall	$2,226	$1,921

(1)
The partial release of the allowance for credit losses in third quarter 2012 was due to the favorable impact of mortgage loan repurchases and more favorable estimates of future credit losses, particularly related to modest improvements in housing price assumptions.

(2)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. On April 8, 2008, S&P lowered its counterparty credit and financial strength ratings on Mortgage Guaranty Insurance Corporation (MGIC), our SMI provider, from "AA-" to "A," and on April 25, 2008, we cancelled our SMI policies. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by regulation.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 8 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our REO as of September 30, 2012 and December 31, 2011.
As of September 30, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
Our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 1,110 outstanding government-insured mortgage loans as of September 30, 2012. We rely on Federal Housing Administration (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio.

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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of September 30, 2012 and December 31, 2011, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $112.9 million and $69.6 million and derivative liabilities of $94.0 million and $147.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first nine months of 2012.
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

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases. We begin to receive payments from our counterparty when interest rates rise above a pre-defined rate, thereby “capping” the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral as of September 30, 2012 and December 31, 2011. Changes in the notional amount of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of September 30, 2012		As of December 31, 2011
Derivative Instruments by Product	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,827,530	$(291,186)	$5,727,142	$(388,856)
Investments:
Fair value - existing cash item	1,891,005	(60,919)	3,446,571	(49,233)
Consolidated obligation bonds:
Fair value - existing cash item	9,107,670	301,932	17,763,335	307,597
Non-qualifying economic hedges	750,000	49	510,000	48
Total	9,857,670	301,981	18,273,335	307,645
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	749,621	(55)
Non-qualifying economic hedges	249,804	42	—	—
Intermediary positions:
Intermediaries	200,000	(40)	—	—
Total notional and fair value	$16,026,009	(50,122)	$28,196,669	(130,499)
Accrued interest at period end		23,842		27,928
Cash collateral held by counterparty - assets		45,756		55,113
Cash collateral held from counterparty - liabilities		(500)		(30,600)
Net derivative balance		$18,976		$(78,058)

Net derivative asset balance		$112,939		$69,635
Net derivative liability balance		(93,963)		(147,693)
Net derivative balance		$18,976		$(78,058)
The total notional amount of interest-rate exchange agreements hedging advances declined by $1.9 billion, to $3.8 billion (including a decline of $1.1 billion, to $1.6 billion, in hedged advances using short-cut hedge accounting), as of September 30, 2012, from $5.7 billion as of December 31, 2011, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $8.7 billion, to $9.1 billion, as of September 30, 2012, from $17.8 billion as of December 31, 2011, primarily due to the overall decrease in the bank's total assets, our exercise of call options on our fixed, range, and step-up consolidated obligations, and the increased use of consolidated obligation discount notes due to their relatively more favorable funding cost, particularly during third quarter 2012. The notional amount of interest-rate exchange agreements hedging consolidated obligation bonds using short-cut hedge accounting decreased to $397.0 million as of September 30, 2012, from $1.1 billion, as of December 31, 2011. In 2010, we discontinued the use of the short-cut hedge accounting designation on new hedging relationships.
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

We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing favorable (i.e., net asset position) interest-rate swaps, forward agreements, and purchased caps and floors, if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of September 30, 2012 and December 31, 2011, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $113.4 million and $100.2 million, including $18.3 million and $21.8 million of net accrued interest receivable. We held cash collateral of $500,000 and $30.6 million from our counterparties for net credit risk exposures of $112.9 million and $69.6 million as of September 30, 2012 and December 31, 2011. We held $95.3 million and $47.8 million of securities collateral, consisting of Fannie Mae and U.S. Treasury securities, from our counterparties as of September 30, 2012 and December 31, 2011. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If the bank were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from "AAA" to "AA+" with a negative outlook, and Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative.
On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of September 30, 2012 was $139.7 million, for which we posted collateral of $45.8 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from double A to single A), we would have been required to deliver up to $44.4 million of additional collateral to our derivative counterparties as of September 30, 2012.
Our counterparty credit exposure, by credit rating, was as follows as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$15,518,009	$112,939	(1)	$95,306	$17,633
BBB	508,000	—		—	—
Total	$16,026,009	$112,939		$95,306	$17,633

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$7,388,366	$1,379		$—	$1,379
A	20,803,303	68,256	(1)	47,768	20,488
Total	$28,191,669	$69,635		$47,768	$21,867

(1)	Cash collateral held of $500,000 and $30.6 million as of September 30, 2012 and December 31, 2011 are included in our derivative asset balances.

The following table presents our derivative asset and liability positions by counterparty credit rating and by the counterparty credit ratings presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of September 30, 2012.

	As of September 30, 2012
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	A	BBB	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$3,746,540	$112,939	$—	$112,939
Total counterparties in net derivative asset positions	$3,746,540	$112,939	$—	$112,939

Counterparties in net derivatives liability positions:
Domestic	$4,313,444	$4,268	$4,071	$8,339
U.S. subsidiaries of foreign commercial banks	55,016	5,788	—	5,788
Total	4,368,460	10,056	$4,071	14,127
U.S. branches and agency offices of foreign commercial banks
United Kingdom	1,801,200	1,341	—	1,341
Germany	2,371,540	18,331	—	18,331
France	2,678,469	9,591	—	9,591
Switzerland	1,059,800	50,573	—	50,573
Total	7,911,009	79,836	—	79,836
Total counterparties in net liability positions	12,279,469	$89,892	$4,071	$93,963
Total notional	$16,026,009
We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality, and we have collateral agreements in place with each counterparty.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, Fannie Mae, Freddie Mac, FFCB, and TVA from "AAA" to "AA+" with a negative outlook. S&P affirmed the short-term ratings of all FHLBanks and the FHLBank System's debt issues of "A-1+". On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating. This ratings correction had no impact on our derivative collateral arrangements or cost of funds.
The following table summarizes the carrying value of our consolidated obligations by type as of September 30, 2012 and December 31, 2011.

	As of	As of
Carrying Value of Consolidated Obligations	September 30, 2012	December 31, 2011
(in thousands)
Discount notes	$20,390,435	$14,034,507
Bonds	11,897,985	23,220,596
Total	$32,288,420	$37,255,103

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of September 30, 2012 and 2011.

	As of and for the Nine Months Ended September 30,
	2012		2011
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$20,392,602	$1,576,000	$12,839,214	$5,700,000
Weighted-average interest rate as of period end	0.10%	0.16%	0.04%	0.18%
Daily average outstanding for the period	$15,514,532	$2,929,831	$12,591,864	$3,617,381
Weighted-average interest rate for the period	0.09%	0.14%	0.09%	0.30%
Highest outstanding balance at any month-end for the period	$21,063,000	$5,606,000	$13,317,778	$5,700,000
Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 45.3%, to a par amount of $20.4 billion as of September 30, 2012, from $14.0 billion as of December 31, 2011. The increase in consolidated obligation discount notes reflected the favorable cost of these instruments as compared to consolidated obligation bonds during the first nine months of 2012, particularly during third quarter 2012.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased by 49.5% to a par amount of $11.6 billion as of September 30, 2012, from $22.9 billion as of December 31, 2011. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets, our exercise of call options on our fixed, range, and step-up consolidated obligations, and the increased use of consolidated obligation discount notes due to their relatively more favorable funding cost, particularly during third quarter 2012.
The following table summarizes our consolidated obligation bonds by interest-rate type as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$10,291,770	89.1	$19,729,995	86.2
Step-up (1)	1,067,000	9.2	2,090,000	9.1
Variable	—	—	850,000	3.7
Capped variable	200,000	1.7	200,000	0.9
Range (2)	—	—	10,000	0.1
Total par value	$11,558,770	100.0	$22,879,995	100.0

(1)	The interest rates on step-up consolidated obligations are fixed rates that increase at contractually specified dates.
(2)	The interest rates on range consolidated obligation bonds is a fixed interest rate, based on a LIBOR range.

Fixed interest-rate consolidated obligation bonds decreased by $9.4 billion to $10.3 billion as of September 30, 2012, from December 31, 2011, due to lower overall asset balances and our exercise of call options on some of our structured funding and the maturity of fixed bullet bonds. Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $1.9 billion, to $1.3 billion, as of September 30, 2012 from December 31, 2011, primarily due to maturities and our exercise of certain call options on these consolidated obligation bonds without replacing them with similar funding. See “—Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,124,000	1.67	$12,349,000	0.76
Due after one year through two years	3,543,500	2.00	2,902,225	2.18
Due after two years through three years	435,500	2.43	1,374,500	4.27
Due after three years through four years	506,160	3.27	1,160,160	1.85
Due after four years through five years	55,000	0.75	1,416,500	2.17
Thereafter	2,894,610	3.98	3,677,610	4.05
Total par value	11,558,770	2.44	22,879,995	1.82
Premiums	4,237		5,706
Discounts	(12,319)		(15,970)
Hedging adjustments	347,314		350,891
Fair value option valuation adjustments	(17)		(26)
Total	$11,897,985		$23,220,596

The weighted-average interest rate on our consolidated obligation bonds increased to 2.44% as of September 30, 2012, from 1.82% as of December 31, 2011, primarily due to our exercise of call options on some of our structured funding and the maturity of variable and fixed bullet debt, without replacing the debt with similar consolidated obligation bonds due to unfavorable funding costs, particularly in third quarter 2012. As seen in the table above, as of December 31, 2011, a significant percentage of our outstanding consolidated obligation bonds had terms to maturity of less than one year and a very low weighted-average interest rate. During 2012, particularly during the third quarter, we shifted a significant portion of our debt funding to consolidated obligation discount notes due to the improved funding cost of those instruments, resulting in a higher overall weighted-average interest rate on our outstanding consolidated obligation bonds as of September 30, 2012.
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
Our callable consolidated obligation bonds outstanding decreased by $5.5 billion, to $3.4 billion, as of September 30, 2012, compared to December 31, 2011. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds decreased as of September 30, 2012 to 29.5%, compared to 38.8% as of December 31, 2011. Generally, negotiated swapped funding (i.e., structured funding) has contributed to more advantageous funding cost; however, the recent market environment, including due to programs put in place by the Federal Reserve, has been less favorable to pricing for callable debt, particularly in third quarter 2012. As a result, we decreased our use of structured funding and increased the use of consolidated obligation discount notes due to their more favorable cost.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $174.2 million, to $461.2 million as of September 30, 2012, compared to $287.0 million as of December 31, 2011. Demand deposits comprised the largest percentage of deposits, representing 76.6% and 95.7% of deposits as of September 30, 2012 and December 31, 2011. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $175.4 million, to $1.5 billion, as of September 30, 2012, from December 31, 2011. This increase primarily resulted from improvements in the fair value of our AFS investments determined to be other-than-temporarily impaired and net income for the nine months ended September 30, 2012, partially offset by transfers of capital stock to mandatorily redeemable capital stock and our repurchase of excess capital stock in September 2012.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance:
September 30, 2012	$147,854	$2,633,117
December 31, 2011	$158,864	$2,641,580

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

On November 5, 2012, the Finance Agency approved our request to amend our Capital Plan to, among other things: (1) allow our Board to establish, within a range, a cap on the membership stock purchase requirement and (2) re-establish, until December 31, 2016, an excess stock pool generally in the form that was previously a component of the Capital Plan. These Capital Plan amendments specify that the membership stock purchase requirement cap may be no less than $10.0 million and no more than $50.0 million. The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. Operational implementation of these changes is contingent on Board approval of the actual cap amount and operational readiness to implement the excess stock pool.
See Note 11 in "Part I. Item 1. Financial Statements and Condensed Notes" for additional information on membership stock purchase requirements.
We reclassify capital stock subject to redemption from equity to liability when a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. In addition to these types of redemption requests, members can also request redemption of their excess capital stock, i.e., stock not being used to fulfill either membership or activity stock requirements. Prior to September 30, 2012, excess stock subject to redemption requests generally remained classified as equity because the penalty of rescission of such a request (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) was not substantive as it was based on the forfeiture of future dividends. If circumstances changed such that the rescission of an excess stock redemption request was subject to a substantive penalty or the redemption request passed its statutory redemption date, we reclassified such stock as mandatorily redeemable capital stock.

In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided that (1) our financial condition—measured primarily by our MVE to PVCS ratio—does not deteriorate, (2) the excess stock repurchases are handled on a pro-rata basis across the Seattle Bank's shareholders, and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, under which we are restricted from redeeming capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption request or not, is treated equally under the excess stock repurchase program initiated in September 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first applies to stock subject to those redemption requests.
In early September 2012, we notified each member of its pro-rata portion of the pending $25 million repurchase based on its capital stock to total capital stock outstanding. Prior to execution of the repurchase, several members elected to "opt out" and retain all of their excess stock, although no shareholders with outstanding redemption requests, either above or below the penalty criteria noted above, "opted out" of the repurchase. In addition, several members had no excess stock and therefore had no stock eligible for repurchase. On September 24, 2012, we repurchased $24.1 million of excess stock, $11.4 million of which was classified as equity and $12.7 million of which was classified as mandatorily redeemable capital stock.
As a result of the equitable treatment of excess stock across all of the bank's shareholders under the excess stock repurchase program and the observed behavior of shareholders with outstanding redemption requests not opting out of the September stock repurchase, we determined that classifying excess stock subject to redemption requests in equity until its statutory redemption date was no longer the most appropriate accounting treatment. Accordingly,, as of September 30, 2012, excess stock redemption requests totaling $87.6 million were reclassified from equity to liability on our statement of condition.
The following table shows the capital stock holdings of our members, by type, as of September 30, 2012.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held
(in thousands, except institution count)
Commercial banks	204	$1,191,905
Thrifts	31	235,030
Credit unions	101	151,686
Insurance companies	2	347
Total members and GAAP capital stock (1)	338	1,578,968
Mandatorily redeemable capital stock		1,202,003
Total regulatory capital stock		$2,780,971

(1)	Capital stock as classified within the equity section of the statements of condition according to GAAP.

For the nine months ended September 30, 2012 and 2011, members of the Seattle Bank purchased $4.7 million and $1.5 million of Class B capital stock at $100 par value.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of September 30, 2012. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of September 30, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$221	$56,115
One year through two years	—	721,669
Two years through three years	—	42,326
Three years through four years	—	25,583
Four years through five years	—	55,249
Past contractual redemption date due to remaining activity (1)	1,271	8,981
Past contractual redemption date due to regulatory action (2)	32,803	257,785
Total	$34,295	$1,167,708

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

The number of shareholders with mandatorily redeemable capital stock increased to 86 as of September 30, 2012, from 76 as of December 31, 2011, primarily as a result of our change in treatment of outstanding redemption requests discussed in "—Seattle Bank Stock" above. The amounts in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above include $14.6 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by a nonmember institution.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $207.0 million as of September 30, 2012, compared to $157.4 million as of December 31, 2011. The increase in retained earnings was due to our 2012 net income.
As required in the Consent Arrangement, we have submitted proposed dividends and retained earnings plans to the Finance Agency.
Dividends
As a result of the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below and Notes 2 and 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on dividends.
Retained Earnings
We reported retained earnings of $207.0 million as of September 30, 2012, an increase of $49.6 million from $157.4 million as of December 31, 2011, due to our net income for the nine months ended September 30, 2012.

The 12 FHLBanks, including the Seattle Bank, entered into the Joint Capital Enhancement Agreement, as amended effective September 5, 2011 (Capital Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. During the first nine months of 2012, we allocated $9.9 million of our net income to restricted retained earnings and $39.7 million to unrestricted retained earnings. As of September 30, 2012, our restricted retained earnings balance totaled $34.8 million.
See Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Retained Earnings" in our 2011 10-K for more information on the Capital Agreement.
AOCL
Our AOCL decreased to $324.1 million as of September 30, 2012, compared to $610.6 million as of December 31, 2011, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See Statements of Comprehensive Income and Note 11 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail of AOCL for the nine months ended September 30, 2012 and 2011.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of September 30, 2012 and December 31, 2011.
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

•
Operational risk is the potential for unexpected financial losses due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operational risk requirement is determined as a percentage of the market risk and credit risk requirements. The Finance Agency has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

Only permanent capital can satisfy the risk-based capital requirement. Class A capital stock (including mandatorily redeemable Class A capital stock) and AOCL are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements.

The following table presents our permanent capital and risk-based capital requirements as of September 30, 2012 and December 31, 2011.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	September 30, 2012	December 31, 2011
(in thousands)
Permanent capital:
Class B capital stock	$1,465,409	$1,620,339
Mandatorily redeemable Class B capital stock	1,167,708	1,021,241
Retained earnings	207,025	157,438
Permanent capital	2,840,142	2,799,018
Risk-based capital requirement:
Credit risk	971,931	983,472
Market risk	118,406	503,273
Operational risk	327,101	446,023
Risk-based capital requirement	1,417,438	1,932,768
Risk-based capital surplus	$1,422,704	$866,250

Our risk-based capital requirement decreased as of September 30, 2012, compared to December 31, 2011, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operational-risk components of our risk-based capital requirement. In addition, our credit-risk component declined as a result of the mortgage loan repurchases that occurred in third quarter 2012. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
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

The following table presents our regulatory capital-to-assets ratios as of September 30, 2012 and December 31, 2011.

	As of	As of
Regulatory Capital-to-Assets Ratios	September 30, 2012	December 31, 2011
(in thousands, except percentages)
Minimum regulatory capital	$1,425,644	$1,607,379
Total regulatory capital	2,987,996	2,957,882
Regulatory capital-to-assets ratio	8.38%	7.36%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.

The following table presents our leverage capital ratios as of September 30, 2012 and December 31, 2011.

	As of	As of
Leverage Capital Ratios	September 30, 2012	December 31, 2011
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$1,782,055	$2,009,223
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	4,408,067	4,357,391
Leverage capital ratio	12.37%	10.84%

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
In August 2009, under the Finance Agency's PCA regulations, we received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. In October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which included restrictions on the bank's business.
In September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized." Although this capital classification change means that we will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to continue to be required to obtain Finance Agency approval prior to redeeming, repurchasing, or paying dividends on capital stock.
See Note 2 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Overview—Consent Arrangement" in this report for further discussion of the Consent Arrangement.
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

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans or other securities of or issued by the U.S. government or its agencies, and securities that fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of September 30, 2012 and December 31, 2011.
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
At all times so far during 2012 and in 2011, we maintained liquidity in accordance with federal laws and regulations.
Further, our Board established an additional voluntary contingency liquidity requirement under which we aim to maintain contingency liquidity sources in excess of contingency liquidity needs that would cover 90 consecutive calendar days. With the exception of two days in September and one day in October 2012, we have complied with the additional voluntary liquidity contingency requirement at all times so far in 2012 and in 2011. This voluntary contingency liquidity requirement is forward-looking and at all times, the bank has had ample liquidity to meet our obligations and the funding needs of our members.
For additional information on our statutory liquidity requirements, see "Part I. Item 1. Business—Liquidity Requirements" in our 2011 Form 10-K.

Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of September 30, 2012.

	As of September 30, 2012
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Consolidated obligation bonds (at par)(1)	$4,124,000	$3,979,000	$561,160	$2,894,610	$11,558,770
Mandatory redeemable capital stock	357,176	763,995	80,832	—	1,202,003
Operating leases	2,036	66	—	—	2,102
Pension and post-retirement contributions	4,680	—	—	—	4,680
Total contractual obligations	$4,487,892	$4,743,061	$641,992	$2,894,610	$12,767,555
Other Commitments
Standby letters of credit	$435,358	$2,067	$11,122	$—	$448,547
Unused lines of credit and other commitments	—	16,000	—	—	16,000
Total other commitments	$435,358	$18,067	$11,122	$—	$464,547

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

In addition, as of September 30, 2012, we had $405.0 million in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $155.0 million.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011
We recorded $13.8 million and $49.6 million of net income for the three and nine months ended September 30, 2012, compared to $111.0 million and $70.7 million of net income for the same periods in 2011. The lower net income for the three and nine months ended September 30, 2012 reflect the impact of a $73.9 million gain on our sale of mortgage loans in third quarter 2011, with no similar transactions in 2012. Net income for the nine months ended September 30, 2012 was favorably impacted by lower credit-related charges on our PLMBS determined to be other-than-temporarily impaired and increased net interest income.
We reported net interest income after benefit/(provision) for credit losses of $33.4 million and $86.4 million for the three and nine months ended September 30, 2012, compared to $33.5 million and $77.9 million for the same periods in 2011. We recorded a benefit for credit losses of $2.4 million for the three and nine months ended September 30, 2012 and a provision for credit losses of $1.4 million for the same periods in 2011. The partial release of the allowance for credit losses in third quarter 2012 was due to the favorable impact of mortgage loan repurchases and more favorable estimates of future credit losses, particularly related to modest improvements in housing price assumptions. The $6.3 million of mortgage loans repurchased under the representation and warranty provisions in the MPP, were all seriously delinquent and contributed $1.5 million of the $2.4 million released from the allowance for credit losses for the three and nine months ended September 30, 2012. Net interest income for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was also impacted by lower funding costs and increased yields on investments, which were partially offset by the impact of lower average balances of advances, investments, and mortgage loans held for portfolio. Net interest income for the three and nine months ended September 30, 2012, was negatively impacted by lower fee income from advance prepayments, compared to the same periods in 2011.
Including the effect of interest-rate swaps hedging certain of our AFS securities, we reported adjusted net interest income after benefit/(provision) for credit losses (a non-GAAP measure) of $39.4 million and $113.2 million for the three and nine months ended September 30, 2012, compared to $44.3 million and $114.2 million for the same periods in 2011. The decrease in adjusted net interest income after benefit/(provision) for credit losses for the three months ended September 30, 2012, compared to the same period in 2011 was due to the maturity of a significant portion of the affected securities during the second and third quarters of 2012. (See below for a discussion of this non-GAAP measure.)
We recorded $2.0 million and $7.6 million of additional credit losses on our PLMBS for the three and nine months ended September 30, 2012, compared to $311,000 and $88.3 million of such credit losses for the same periods in 2011. The additional losses in all periods were due to changes in assumptions regarding foreclosure rates, loss severity rates, future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities.
Other income, excluding OTTI losses, declined to $1.9 million and $30.6 million for the three and nine months ended September 30, 2012, compared to $101.6 million and $138.0 million for the same periods in 2011. The declines were primarily due to a gain of $73.9 million on sale of mortgage loans in third quarter 2011, as well as reductions in net gains on derivatives and hedging activities, which were impacted by the effect of the interest-rate swaps hedging certain of our AFS securities and market value changes on our fair value hedging transactions. Other expense increased by $2.1 million and $5.2 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to increased legal expenses related to our PLMBS litigation and additional staffing in our credit and collateral management areas.
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

The following discussion of spreads and yields excludes the benefit/(provision) for credit losses as this amount is not a component of net interest spread or net interest margin. Net interest income excluding the benefit/(provision) for credit losses declined by $3.9 million to $31.0 million for the three months ended September 30, 2012, and increased by $4.7 million, to $84.0 million, for the nine months ended September 30, 2012, as compared to the same periods in 2011. Net interest income in both periods in 2012 were negatively impacted by significantly lower average advance, investment, and mortgage loan balances, compared to the same periods in 2011. The declines in average balances were partially offset by higher net interest spread and net interest margin for the three months ended September 30, 2012 and more than offset by higher net interest spread and net interest margin for the nine months ended September 30, 2012, compared to the same periods in 2011. Although changes in the mix of our investments and changes in premium amortization on certain of our AFS securities and mortgage loans during the first nine months of 2012 resulted in increased overall yields on these portfolios, the continuing very low interest-rate environment during the first nine months of 2012 and in 2011 continued to negatively impact the yields on our short-term and variable interest-rate long-term investment (e.g., our PLMBS) portfolios. Our cost of funds declined for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due primarily to lower average outstanding consolidated obligations, changes made in the composition of our debt to achieve more advantageous funding costs, and the continuing very low interest rates. Our earnings from capital, historically generated primarily from short-term investments, also continued to be adversely impacted by the prevailing interest-rate environment, with yields on our short-term investments generally remaining at or near the federal funds effective rate in the first nine months of 2012 and in 2011.
The following table summarizes the average rates of various interest-rate indices for the three and nine months ended September 30, 2012 and 2011 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of September 30, 2012 and 2011 and December 31, 2011.

	Average Rate for the Three Months Ended		Average Rate for the Nine Months Ended		Ending Rate as of
Market Instrument	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011	September 30, 2011
(in percentages)
Federal funds effective/target rate	0.15	0.08	0.14	0.11	0.09	0.04	0.06
3-month Treasury bill	0.09	0.01	0.08	0.05	0.09	0.01	0.02
3-month LIBOR	0.43	0.30	0.47	0.29	0.36	0.58	0.37
2-year U.S. Treasury note	0.25	0.27	0.27	0.50	0.23	0.24	0.24
5-year U.S. Treasury note	0.66	1.14	0.78	1.69	0.63	0.83	0.95
10-year U.S. Treasury note	1.62	2.40	1.82	3.00	1.63	1.88	1.92

The following tables present average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2012 and 2011. The tables also present interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,368,227	$21,550	0.92	$10,970,581	$38,398	1.39
Mortgage loans	1,169,568	16,096	5.48	1,831,320	22,578	4.89
Investments (1)	25,881,488	37,427	0.58	30,818,550	36,185	0.47
Other interest-earning assets	61,110	23	0.15	82,552	18	0.09
Total interest-earning assets	36,480,393	75,096	0.82	43,703,003	97,179	0.88
Other assets	(205,742)			(306,085)
Total assets	$36,274,651			$43,396,918
Interest-bearing liabilities:
Consolidated obligations	$32,824,089	44,011	0.53	$40,000,596	62,237	0.62
Deposits	423,654	36	0.03	379,513	12	0.01
Mandatorily redeemable capital stock	1,126,090	—	—	1,051,583	—	—
Other borrowings	120	—	0.25	745	—	0.08
Total interest-bearing liabilities	34,373,953	44,047	0.51	41,432,437	62,249	0.60
Other liabilities	441,850			610,971
Capital	1,458,848			1,353,510
Total liabilities and capital	$36,274,651			$43,396,918
Net interest income		$31,049			$34,930

Interest-rate spread		$26,713	0.31		$29,881	0.28
Earnings from capital		4,336	0.03		5,049	0.04
Net interest margin		$31,049	0.34		$34,930	0.32

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,632,901	$73,836	1.02	$11,998,785	$98,369	1.10
Mortgage loans	1,242,391	48,960	5.26	2,594,086	97,167	5.01
Investments (1)	25,940,265	113,882	0.59	30,972,183	94,518	0.41
Other interest-earning assets	55,601	58	0.14	97,773	85	0.12
Total interest-earning assets	36,871,158	236,736	0.86	45,662,827	290,139	0.85
Other assets	(284,154)			(342,402)
Total assets	$36,587,004			$45,320,425
Interest-bearing liabilities:
Consolidated obligations	$33,249,695	152,650	0.61	$42,047,764	210,734	0.67
Deposits	378,307	94	0.03	343,230	89	0.03
Mandatorily redeemable capital stock	1,091,859	—	—	1,038,194	—	—
Other borrowings	158	—	0.19	330	—	0.09
Total interest-bearing liabilities	34,720,019	152,744	0.59	43,429,518	210,823	0.65
Other liabilities	475,416			579,035
Capital	1,391,569			1,311,872
Total liabilities and capital	$36,587,004			$45,320,425
Net interest income		$83,992			$79,316

Interest-rate spread		$70,180	0.27		$65,126	0.20
Earnings from capital		13,812	0.04		14,190	0.04
Net interest margin		$83,992	0.31		$79,316	0.24

(1)
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the non-credit component of a previously recognized OTTI reflected in AOCL.

For the three and nine months ended September 30, 2012, our average assets significantly declined, compared to the same periods in 2011 primarily as a result of lower advance demand, maturing advances, lower investment balances, the July 2011 sale of $1.3 billion of mortgage loans, and principal payments on mortgage loans held for portfolio. Average consolidated obligations also declined significantly for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily as a result of declines in average assets.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012 vs. 2011 Increase (Decrease)			2012 vs. 2011 Increase (Decrease)
Changes in Volume and Rate	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
(in thousands)
Interest income:
Advances	$(5,059)	$(11,789)	$(16,848)	$(18,447)	$(6,086)	$(24,533)
Investments	(19,995)	21,237	1,242	(17,176)	36,540	19,364
Mortgage loans	(16,961)	10,479	(6,482)	(53,027)	4,820	(48,207)
Other loans	(19)	24	5	(42)	15	(27)
Total interest income	(42,034)	19,951	(22,083)	(88,692)	35,289	(53,403)
Interest expense:
Consolidated obligations	(10,398)	(7,828)	(18,226)	(41,452)	(16,632)	(58,084)
Deposits	2	22	24	9	(4)	5
Total interest expense	(10,396)	(7,806)	(18,202)	(41,443)	(16,636)	(58,079)
Change in net interest income excluding benefit (provision) for credit losses	$(31,638)	$27,757	$(3,881)	$(47,249)	$51,925	$4,676

(1)
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the three and nine months ended September 30, 2012, compared to the same periods in 2011. However, for the three months ended September 30, 2012, compared to the same period in 2011, the decline in total interest income exceeded that of total interest expense, resulting in decreased net interest income, while for the nine months ended September 30, 2012, compared to the same period in 2011, the decline in total interest expense exceeded that of total interest income, resulting in increased net interest income. Both comparative periods were significantly impacted by significantly lower average balances; however, the improvement in the interest-rate margin for the three months ended September 30, 2012, compared to the same period in 2011, was not sufficient to cover the impact of lower average advance, investment, mortgage loan, and consolidated obligation balances, while the nine- month year-over-year improvement in interest-rate margin more than offset the impact of the lower average balances.
During the three and nine months ended September 30, 2012, compared to the same periods in 2011, the average yields on our interest-earning assets decreased by 6 basis points and increased by 1 basis point, while the average cost of our interest-bearing liabilities decreased by 9 and 6 basis points. These changes resulted in an increase in our interest-rate spread of 3 and 7 basis points, to 31 and 27 basis points. Our earnings from capital decreased to 3 basis points for the three months ended September 30, 2012, compared to 4 basis points for the same period in 2011. Earnings from capital for the nine months ended September 30, 2012 was unchanged at 4 basis points, compared to the same period in 2011.
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
The following table presents a reconciliation of net interest income reported under GAAP to adjusted net interest income for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
GAAP net interest income after benefit (provision) for credit losses	$33,417	$33,531	$86,360	$77,917
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities (1)	5,980	10,754	26,865	36,248
Adjusted net interest income after benefit (provision) for credit losses	$39,397	$44,285	$113,225	$114,165

(1)
Premium amortization on certain AFS securities totaled $5.5 million and $26.0 million for the three and nine months ended September 30, 2012 and $12.5 million and $37.5 million for the same periods in 2011. Gains on derivatives and hedging activity are recorded in other non-interest income, while premium amortization is recorded in interest income.

Non-GAAP financial measures, like adjusted net interest income as described above, have inherent limitations, are not required to be uniformly applied, and are not audited. Non-GAAP measures should not be considered in isolation or as a substitute for analyses of results reported under GAAP.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Income	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$20,139	$24,638	(18.3)	$63,990	$81,773	(21.7)
Prepayment fees on advances, net	1,411	13,760	(89.7)	9,846	16,596	(40.7)
Subtotal	21,550	38,398	(43.9)	73,836	98,369	(24.9)
Investments	37,427	36,185	3.4	113,882	94,518	20.5
Mortgage loans	16,096	22,578	(28.7)	48,960	97,167	(49.6)
Interest-bearing deposits and other	23	18	27.8	58	85	(31.8)
Total interest income	$75,096	$97,179	(22.7)	$236,736	$290,139	(18.4)

Interest income decreased significantly for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to significant decreases in average balances of advances, investments, and mortgage loans, partially offset by an increase in the yield on investments and mortgage loans.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 18.3% and 21.7%, primarily due to significant declines in yields for the three months ended September 30, 2012 and in average balances for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Average advance balances decreased by $1.6 billion and $2.4 billion, or 14.6% and 19.7%, to $9.4 billion and $9.6 billion, for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower advance demand and maturing advances.
The average yield on advances, including prepayment fees on advances, decreased by 47 and 8 basis points to 0.92% and 1.02% for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The yield on advances for the nine months ended September 30, 2012 was also impacted by increased prepayments of advances in second quarter 2012. Excluding prepayment fees, the average yield on advances for the nine months ended September 30, 2012 and 2011 was 0.89% and 0.91% as discussed further below.
Prepayment Fees on Advances
For the three and nine months ended September 30, 2012, we recorded net prepayment fee income of $1.4 million and $9.8 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $92.2 million and $598.9 million. For the same periods in 2011, we recorded net prepayment fees of $13.8 million and $16.6 million, primarily resulting from fees charged to borrowers that prepaid $512.5 million and $1.2 billion in advances. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances.
Investments
Interest income from investments, which includes short-term investments, AFS, and HTM investments, increased by 3.4% and 20.5% for the three and nine months ended September 30, 2012, compared to the same periods in 2011. These increases primarily resulted from higher average yields earned due to our shift in investment mix from lower yielding short-term investments to higher yielding medium- and longer-term agency MBS investments, partially offset by significantly lower average balances. Interest income on investments was negatively impacted by premium amortization on certain hedged AFS securities of $5.5 million and $26.0 million for the three and nine months ended September 30, 2012, and $12.5 million and $37.5 million for the same periods in 2011, which was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) (also see "—Other Income (Loss)" below). The average yield on investments for the three and nine months ended September 30, 2011 also was impacted by $473,000 and $6.1 million in premium write-offs as a result of some of our AFS securities being called prior to maturity (with no similar activity for the same periods in 2012). The average yield on our investments increased by 11 and 18 basis points, to 0.58% and 0.59%, while the average balance of our investments decreased to $25.9 billion from $30.8 billion and $31.0 billion, for the three and nine months ended September 30, 2012, compared to the same periods in 2011.
Interest income from mortgage loans held for portfolio decreased by 28.7% and 49.6% for the three and nine months ended September 30, 2012, compared to the same periods in 2011. These decreases were primarily due to our third quarter 2011 sale of $1.3 billion of mortgage loans and to the continued decline in the average balance of mortgage loans held for portfolio resulting from our decision in early 2005 to exit the MPP, including the continuing repayments of principal. The average balance of our mortgage loans held for portfolio decreased by $661.8 million and $1.4 billion, to $1.2 billion, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The yield on our mortgage loans held for portfolio increased by 59 and 25 basis points, to 5.48% and 5.26%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.

We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our September 30, 2012 analysis, we determined that a reduction in our allowance for credit losses was required for the three and nine months ended September 30, 2012 due to the favorable impact of mortgage loan repurchases and to more favorable estimates of future credit losses, particularly related to modest improvements in housing price assumptions on mortgage loans. The $6.3 million of mortgage loans repurchased under the representation and warranty provisions in the MPP were all seriously delinquent, and contributed $1.5 million of the $2.4 million released from the allowance for credit losses for the three and nine months ended September 30, 2012. We recorded a provision for credit losses of $1.4 million for the three and nine months ended September 30, 2011.
Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Interest Expense	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$5,230	$1,333	292.3	$10,414	$8,174	27.4
Consolidated obligation bonds	38,781	60,904	(36.3)	142,236	202,560	(29.8)
Deposits	36	12	200.0	94	89	5.6
Total interest expense	$44,047	$62,249	(29.2)	$152,744	$210,823	(27.5)

Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes increased by 292.3% and 27.4% for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher average balances and, for the three months ended September 30, 2012, higher average costs of funds. The average balance of our consolidated obligation discount notes increased by 63.0% and 23.2%, to $19.0 billion and $15.5 billion, and the average yields on such notes increased by 6 basis points, to 0.11% and remained unchanged at 0.09%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Generally, negotiated swapped funding (i.e., structured funding) has historically resulted in our most advantageous funding cost; however, the programs put in place by the Federal Reserve resulted in less favorable pricing for callable debt, particularly in third quarter 2012. As a result, we increased our use of consolidated obligation discount notes due to their more favorable cost.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 36.3% and 29.8% for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to significantly lower average balances, reflecting our shift from consolidated obligation bonds to discount notes, particularly during third quarter 2012, and to our executing call options on a number of our callable consolidated obligation bonds during the first nine months of 2012. The average yield on such bonds increased by 26 and 15 basis points, to 1.11% and 1.07%, for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The average balance of our consolidated obligation bonds decreased by 51.2% and 39.8%, to $13.8 billion and $17.7 billion, for the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Deposits
Interest expense on deposits increased by 200.0% and 5.6% for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The average interest rate paid on deposits increased by 2 basis points for the three months ended September 30, 2012 and was unchanged for the nine months ended September 30, 2012, compared to the same periods in 2011. The average balance of deposits increased by $44.1 million and $35.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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
Our use of interest-rate exchange agreements decreased our income by $1.6 million and increased our income by $19.8 million for the three and nine months ended September 30, 2012 compared to $34.3 and $71.0 million for the three and nine months ended September 30, 2011. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 9 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three and nine months ended September 30, 2012 and 2011, "—Financial Condition as of September 30, 2012 and December 31, 2011—Derivative Assets and Liabilities," and "—Other Income (Loss)" for additional information on our outstanding interest-rate exchange agreements.
Other Income (Loss)
Other income (loss) includes net realized gain on sale of AFS securities, net realized gain on sale of HTM securities, the credit portion of OTTI loss, net (loss) gain on financial instruments held under fair value option, net gain (loss) on derivatives and hedging activities, net gain on sale of mortgage loans held for sale, net realized loss on early extinguishment of consolidated obligations, member service fees, and other miscellaneous income not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain (loss) on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other income (loss) for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Income (Loss)	2012	2011	Percent Increase/(Decrease)	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Net realized gain on sale of AFS securities	381	$—	N/A	$330	$—	N/A
Net realized gain on sale of HTM securities	—	—	N/A	—	3,559	N/A
Net OTTI loss, credit portion	(1,982)	(311)	(537.3)	(7,575)	(88,295)	91.4
Net (loss) gain on financial instruments held under fair value option	(35)	—	N/A	20	—	N/A
Net gain on derivatives and hedging activities	2,435	33,432	(92.7)	32,686	67,887	(51.9)
Net gain on sale of mortgage loans held for sale	—	73,925	(100.0)	—	73,925	N/A
Net realized loss on early extinguishment of consolidated obligations	(1,493)	(6,399)	76.7	(4,040)	(9,348)	56.8
Service fees	375	593	(36.8)	1,129	1,842	(38.7)
Other, net	275	2	13,650.0	434	123	252.8
Total other income (loss)	$(44)	$101,242	(100.0)	$22,984	$49,693	(53.7)

Total other income (loss) decreased by $101.3 million and $26.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to the $73.9 million gain on sale of mortgage loans in third quarter 2011 (without similar activity in 2012), and decreases of $31.0 million and $35.2 million in net gain on derivatives and hedging activities, as well as an increase of $1.7 million in credit-related OTTI losses, for the three months ended September 30, 2012, partially offset by decreases of $4.9 million and $5.3 million in net realized loss on early extinguishment of consolidated obligations and decreased net realized gain on sale of HTM securities of $3.6 million, as well as decreased credit-related OTTI losses of $80.7 million for the nine months ended September 30, 2012. . The significant changes in other income (loss) are discussed in more detail below.
Net Realized Gain on Sale of AFS Securities
During the three and nine months ended September 30, 2012, we sold $46.8 million and $86.8 million of AFS securities, resulting in net gains of $381,000 and $330,000. We had no such sales during the same periods in 2011.
Net Realized Gain on Sale of HTM Securities
During the nine months ended September 30, 2012, we sold no HTM securities. During the three and nine months ended September 30, 2011, we sold $133.1 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in a net gain of $3.6 million.

Net OTTI Loss, Credit Portion
As of September 30, 2012, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $2.0 million and $7.6 million in our statements of income for the three and nine months ended September 30, 2012, compared to $311,000 and $88.3 million for the same periods in 2011. The additional losses in all periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.
See “—Financial Condition as of September 30, 2012 and December 31, 2011—Investments" and Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held Under Fair Value Option
During the three and nine months ended September 30, 2012, we recorded losses of $65,000 and $10,000 on our consolidated obligation bonds on which we elected the fair value option. There was no similar activity for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2012, we recorded gains of $30,000 on our consolidated obligation discount notes on which we elected the fair value option. There was no similar activity for the three and nine months ended September 30, 2011.
Net Gain on Derivatives and Hedging Activities
For the three and nine months ended September 30, 2012, we recorded decreases of $31.0 million and $35.2 million in our net gain on derivatives and hedging activities, compared to the same periods in 2011.
The following table presents the components of net gain on derivatives and hedging activities as presented in our statements of income for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net Gain on Derivatives and Hedging Activities	2012	2011	2012	2011
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$2,070	$32,230	$32,202	$62,974
Total net gain related to fair value hedge ineffectiveness	2,070	32,230	32,202	62,974
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	130	17	145	17
Net interest settlements	235	1,185	339	4,896
Total net gain related to derivatives not designated as hedging instruments	365	1,202	484	4,913
Net gain on derivatives and hedging activities	$2,435	$33,432	$32,686	$67,887

The decreases in the net gain on derivatives and hedging activities for the three and nine months ended September 30, 2012, compared to the same periods in 2011, were primarily due to lower net gains on the instruments hedging our AFS securities, ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds, and lower net interest settlements on our economic hedges. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. Changes in the fair value of these interest-rate swaps are recognized in each applicable period within "total net gain related to fair value hedge ineffectiveness" in the table above. The net gains of $6.0 million and $26.9 million on our hedged AFS securities for the three and nine months ended September 30, 2012, compared to $10.8 million and $36.2 million for the same periods in 2011, were essentially offset by premium amortization recorded in net interest income.

Ineffectiveness in our other fair value hedging relationships generate gains and losses based upon differences between the changes in the fair value of the derivatives and changes related to the risk being hedged. As of September 30, 2012, we have designated certain consolidated obligation bonds totaling $2.9 billion in fair value hedging relationships where we are hedging against changes in the benchmark interest rate. These consolidated obligation bonds, which were placed in hedging relationships after settlement, have maturity dates ranging from 2012 through 2024. Due to the longer terms to maturity on the hedged items and hedging instruments and the volatility of the benchmark interest rate (LIBOR) over the terms to maturity, these hedging transactions tend to generate larger amounts of ineffectiveness gain or loss. We expect this volatility to continue until interest rate volatility moderates and these instruments approach their maturity dates.
In third quarter 2012, we modified the counterparty credit valuation adjustment component of our derivative fair value estimates to more accurately reflect the fair values of individual derivatives hedging our advances, AFS securities, and consolidated obligation bonds. This change had no impact on total net hedge ineffectiveness and the impact to gain (loss) on derivatives heading each type of financial instrument was not material for the three and nine months ended September 30, 2012.
The operating activities section of our statement of cash flows for the nine months ended September 30, 2012 reflects cash disbursements made to terminate interest-rate swaps used to hedge certain advances whose associated advance prepayment fees received are reflected as an adjustment of investing cash flows.
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition September 30, 2012 and December 31, 2011—Derivative Assets and Liabilities,” and Note 9 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Gain on Sale of Mortgage Loans Held for Sale
In third quarter 2011, we sold $1.3 billion of mortgage loans, resulting in a gain of $73.9 million. No similar activity occurred in 2012.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by re-acquiring such consolidated obligations on the open market. In either case, we are relieved of future liabilities in exchange for then current cash payments. For the three and nine months ended September 30, 2012 and 2011, our realized loss on early extinguishment of consolidated obligations, net of fees on interest-rate exchange agreement cancellations, was entirely related to called consolidated obligation bonds. Net realized loss on early extinguishment of consolidated obligations decreased by $4.9 million, to $1.5 million, and by $5.3 million, to $4.0 million, for the three and nine months ended September 30, 2012, compared to the same periods in 2011.
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

The following table presents the components of our other expense for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Other Expense	2012	2011	Percent Increase/(Decrease)	2012	2011	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$6,962	$6,744	3.2	$21,858	$19,871	10.0
Occupancy cost	1,593	1,324	20.3	4,673	3,781	23.6
Other operating	7,793	6,120	27.3	22,546	19,293	16.9
Finance Agency	1,003	1,011	(0.8)	3,206	3,843	(16.6)
Office of Finance	702	716	(2.0)	1,865	2,062	(9.6)
Other	34	43	(20.9)	99	217	(54.4)
Total other expense	$18,087	$15,958	13.3	$54,247	$49,067	10.6
Other expense increased by $2.1 million and $5.2 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increases were primarily due to increased other operating expenses. The increases in compensation and benefits expense for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily reflected increased staffing in our credit and collateral risk management areas, while the increases in other operating expenses primarily reflected the on-going costs of our PLMBS litigation.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. For the nine months ended September 30, 2012, Finance Agency expenses decreased by 16.6%, compared to the prior period, as a result of a first quarter 2011 charge from the Finance Agency of $655,000 related to 2010, 2009, and 2008.
Assessments
Historically, our assessments for AHP and REFCORP have been based on our net earnings before assessments. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. Assessments are now determined only for AHP. We recorded $1.5 million and $5.5 million of AHP assessments for the three and nine months ended September 30, 2012, compared to $7.9 million in the same periods in 2011.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2011 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of

OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended September 30, 2012, as discussed below, there were no significant changes to our critical accounting policies, or to the judgments, assumptions, and estimates, as described in our 2011 10-K, during the three and nine months ended September 30, 2012.
Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended September 30, 2012, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended September 30, 2012, as well as the related current credit enhancement, is detailed in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended September 30, 2012									As of September 30, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)	Weighted Average	Range (Low)	Range (High)
(in percentages)
Prime:
2008	10.6	9.3	10.9	26.9	23.6	41.5	39.7	39.3	41.4	23.5	18.3	46.6
2005	7.2	6.8	9.7	20.9	8.6	23.1	34.5	29.0	35.7	21.1	11.2	23.1
2004 and prior	23.0	8.7	46.6	5.7	0.3	25.1	25.1	18.1	37.3	11.9	3.8	73.7
Total prime	18.7	6.8	46.6	11.9	0.3	41.5	29.3	18.1	41.4	15.4	3.8	73.7
Alt-A:
2008	7.2	4.8	9.1	48.3	42.7	54.7	42.0	40.9	43.8	33.1	22.5	40.4
2007	3.3	1.8	9.0	74.7	37.4	87.1	51.8	43.6	60.3	26.5	(4.6)	40.6
2006	2.7	2.1	3.7	77.3	63.5	85.6	52.6	48.0	58.7	29.7	14.2	63.5
2005	4.7	3.2	10.5	55.0	25.6	68.5	41.6	32.2	49.9	28.3	—	49.5
2004 and prior	10.4	6.4	23.0	16.5	0.7	25.2	29.0	20.5	36.6	18.1	11.2	27.5
Total Alt-A	3.8	1.8	23.0	70.2	0.7	87.1	49.9	20.5	60.3	28.4	(4.6)	63.5
Total PLMBS	5.8	1.8	46.6	62.4	0.3	87.1	47.1	18.1	60.3	26.6	(4.6)	73.7

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS for our OTTI assessment under a base-case scenario as described in Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report, we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of September 30, 2012, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.0% to 9.0% over the 3- to 9-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the 3-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The table below presents projected home price recovery by months as of September 30, 2012.

As of September 30, 2012
Months	Annualized Recovery Range
(in percentages)
1 - 6	0.0 - 1.9
7 - 18	0.0 - 2.0
19 - 24	0.7 - 2.7
25 - 30	1.3 - 2.7
31 - 42	1.3 - 3.4
43 - 66	1.3 - 4.0
Thereafter	1.5 - 3.8

This stress-test scenario and the associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment.
The following table represents the impact to credit-related OTTI for the three months ended September 30, 2012 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended September 30, 2012
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2012 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q3 2012 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A(1)	5	$310,025	$(1,982)	24	$1,244,043	$(44,724)
Total	5	$310,025	$(1,982)	24	$1,244,043	$(44,724)

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

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
During our first quarter 2012 OTTI assessment, we identified nine PLMBS with significant increases in their expected cash flows. Beginning in April 2012, the yield on each of these securities was adjusted prospectively in order to reflect in interest income the effect of the improved cash flows over the securities' remaining lives. Since April 2012,, we recorded an additional $4.6 million of interest income (with a corresponding increase in amortized cost) on these securities as a result of these yield adjustments.

As described in Note 5 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). During our third quarter 2012 OTTI assessment, five of the securities with adjusted yields were identified as further impaired due to subsequent unfavorable changes in the amount and timing of cash flows expected to be collected. Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of these or other of our affected securities is less than their amortized cost.
Also see "—Financial Condition as of September 30, 2012 and December 31, 2011—Investments," "—Derivative Assets and Liabilities," and "—Mortgage Loans Held for Portfolio" and Notes 3, 4, 5, 8, 9, and 13 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our critical accounting policies and estimates.
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
Our method of managing advances results in lower interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance or have consolidated obligations issued on our behalf by the Office of Finance, we generally enter contemporaneously into interest-rate swaps that hedge any optionality that may be embedded in each advance or consolidated obligation. Our short-term investments have short terms to maturity and low durations, which cause their market values to have lower sensitivity to changes in market conditions.
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

The following table summarizes our total statement of condition risk measures September 30, 2012 and December 31, 2011.

	As of	As of
Primary Risk Measures	September 30, 2012	December 31, 2011
Effective duration of equity	2.29	2.19
Effective convexity of equity	2.95	(0.68)
Effective key-rate-duration-of-equity mismatch	1.68	1.41
Market value-of-equity sensitivity
+ 100 basis point shock scenario (in percentages)	(2.03)%	(3.14)%
- 100 basis point shock scenario (in percentages)	0.96%	1.72%
+ 200 basis point shock scenario (in percentages)	(5.78)%	(7.54)%
- 200 basis point shock scenario (in percentages)	1.35%	2.62%
+ 250 basis point shock scenario (in percentages)	(8.03)%	(9.75)%
- 250 basis point shock scenario (in percentages)	1.52%	3.12%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of September 30, 2012, the increase in the effective duration of equity from that of December 31, 2011 primarily resulted from decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments, which were partially offset by increases in duration contributions from our consolidated obligations.
The increase in the effective convexity of equity as of September 30, 2012 from December 31, 2011 was primarily caused by the temporary effects of positive convexity of mortgage-related assets in a very low interest-rate environment.
Effective key-rate-duration-of-equity mismatch increased as of September 30, 2012 from December 31, 2011, primarily due to the changes in the composition of our statements of condition.

The estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between September 30, 2012 and December 31, 2011 were a result of changes in the composition of our statements of condition and changes in interest-rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
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
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of September 30, 2012 and December 31, 2011. The following tables summarize our basis and mortgage portfolio risk measures and their respective limits as of September 30, 2012 and December 31, 2011.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	September 30, 2012	December 31, 2011	Limit
Effective duration of equity	1.90	1.43	+/-4.00
Effective convexity of equity	1.62	0.21	+/-5.00
Effective key-rate-duration-of-equity mismatch	1.15	0.79	+/-3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.85)%	(1.74)%	+/-4.00%
- 100 basis point shock scenario	0.75%	1.23%	+/-4.00%
+ 200 basis point shock scenario (in percentages)	(4.98)%	(4.26)%	+/-8.00%
- 200 basis point shock scenario (in percentages)	0.91%	1.77%	+/-8.00%
+ 250 basis point shock scenario (in percentages)	(6.83)%	(5.73)%	+/-10.00%
- 250 basis point shock scenario (in percentages)	0.96%	2.04%	+/-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mis-match, and estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates of our basis and mortgage portfolio as of September 30, 2012 from that of December 31, 2011 are generally due to the same factors as those of our total bank asset and liability portfolio analysis discussed above. Differences in the directions of change from the analysis above are primarily due to the relative impact of changes in the composition of our statement of condition and recovery in the market value of PLMBS.
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of September 30, 2012 and December 31, 2011—Derivative Assets and Liabilities" for additional information.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of September 30, 2012.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2011 10-K, in our subsequent quarterly reports on Form 10-Q,and below. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.

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

ITEM 1A. RISK FACTORS

Our 2011 10-K includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in our 2011 10-K and in our reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit No.	Exhibits

4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012.

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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	November 9, 2012
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	November 9, 2012
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer (1))

(1)
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control of financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012.

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