Form 10-K
period 2012-12-31
Federal Home Loan Bank of Seattle
filed 2013-03-13
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-51406
FEDERAL HOME LOAN BANK OF SEATTLE
(Exact name of registrant as specified in its charter)

Federally chartered corporation	91-0852005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Fourth Avenue, Suite 1800, Seattle, WA	98101-1693
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (206) 340-2300

Securities registered pursuant to Section 12(g) of the Act: Class B common Stock, $100 par value per share	Name of Each Exchange on Which Registered: N/A
(Title of class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of June 30, 2012, the Federal Home Loan Bank of Seattle had outstanding 1,588,642 shares of its Class A capital stock and 26,457,362 shares of its Class B capital stock. As of February 28, 2013, the Federal Home Loan Bank of Seattle had outstanding 1,372,449 shares of its Class A capital stock and 26,213,243 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-K FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

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
Factors that may cause actual results, events, and developments to differ materially from those discussed in this report include, among others:

•
significant and sustained reductions in members' advance demand as a result of our members experiencing decreased borrowing and lending activity and increased deposits and using alternative sources of wholesale funding;

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

•
actions taken or inaction by governmental entities, including the U.S. Congress, the U.S. Department of the Treasury (U.S. Treasury), the Federal Reserve System (Federal Reserve), the Finance Agency, or the Federal Deposit Insurance Corporation (FDIC), including government-sponsored enterprise (GSE) reform affecting the Federal Home Loan Bank System (FHLBank System), centralized derivatives clearing, or other legislation or regulation that could affect the capital and credit markets or demand for our advances;

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

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our inability to repurchase or redeem capital stock or pay dividends without Finance Agency approval, availability of more favorable funding alternatives, concerns about additional OTTI losses on our PLMBS and the negative impact this may have to our future earnings and financial condition, or willingness of our members' regulators to view FHLBank advances as a reliable source of liquidity;

•	rating agency actions affecting the Seattle Bank, the FHLBank System, or U.S. debt issuances;

•	adverse changes in investor demand for consolidated obligations or increased competition from other GSEs, including other FHLBanks, and corporate, sovereign, and supranational entities;

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

PART I.

ITEM 1. BUSINESS

Overview
The Seattle Bank, a federally chartered corporation organized in 1964, is a member-owned cooperative. Our mission is to provide liquidity, funding, and services to enhance our members’ success and the availability of affordable homes and economic development in their communities. We make collateralized loans, which we call advances, provide letters of credit, accept deposits, and provide other services to our members. We conduct most of our business with or through our members and do not conduct our business directly with the general public. We also work with our members and a variety of other entities, including nonprofit organizations, to provide affordable housing and community economic development funds, through direct subsidy grants and low- or no-interest loans, for individuals and communities in need. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our core mission assets and provide for a profitable and stable cooperative. Prior to 2005, we also offered members a means of selling home mortgage loans that met our prescribed mortgage purchase program criteria.
The Seattle Bank is one of 12 regional FHLBanks that comprise the FHLBank System. The FHLBank System was created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to ensure the availability of mortgage funding to expand homeownership throughout the United States. Each FHLBank is a separate GSE and operates with its own board of directors, management, and employees. Each FHLBank is responsible for a particular district within the United States. Our district, the Twelfth District, includes the states of Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, and Wyoming, as well as the U.S. territories of American Samoa and Guam, and the Commonwealth of the Northern Mariana Islands.
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

The primary sources of funding for all of the FHLBanks are consolidated obligation bonds and discount notes, which are collectively referred to as consolidated obligations, that are issued on behalf of the FHLBanks by the Office of Finance. Although consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is primarily liable only for the portion of the consolidated obligations in which it participates. Consolidated obligations are not guaranteed, directly or indirectly, by the U.S. government. To a significantly lesser extent, additional funding is obtained from the issuance of capital stock, deposits, and other borrowings. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. Prior to the Finance Agency, the FHLBanks were supervised and regulated by the Federal Housing Finance Board (Finance Board). References throughout this document to actions or regulations of the Finance Agency also include the actions or regulations of the Finance Board where they remain applicable.
On October 25, 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operations and risk management improvements. For information on the Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 15 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
For the year ended December 31, 2012, we reported net income of $70.8 million, and as of December 31, 2012, we had total assets of $35.4 billion, total deposits of $541.4 million, retained earnings of $228.2 million, and regulatory capital of $3.0 billion.
Membership and Market
The Seattle Bank, like all of the FHLBanks, is a financial cooperative that provides readily available, competitively priced funds to its member institutions. Current members own the majority of our outstanding capital stock; former members own the remaining capital stock. Former members include certain nonmembers that own Seattle Bank capital stock as a result of a merger or acquisition of a Seattle Bank (or former Seattle Bank) member. All federally insured depository institutions, community development financial institutions (CDFIs), and insurance companies engaged in residential housing finance and chartered in our district are eligible to apply for membership.
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
Nine institutions became members of the Seattle Bank during 2012. As of December 31, 2012, the Seattle Bank had 338 members. We also had 31 nonmember shareholders awaiting redemption of their stock by us as a result of mergers and acquisitions. Additionally, six state housing finance agencies (see “—Our Business—Products and Services—Advances—Advances to Housing Associates” below), which are not required to purchase our stock to use our services, have been approved to do business with the Seattle Bank. We believe that the continuing difficulties in the U.S. mortgage and commercial real estate markets may result in further consolidation or member failures in 2013, which could further negatively impact advance demand and membership in the Seattle Bank.

The following tables show the capital stock and outstanding advance balances of our members and the geographic locations of our shareholders, by type, as of December 31, 2012.

Capital Stock Holdings by Member Institution Type	Member Count	Total Value of Capital Stock Held		Par Value of Advances Outstanding
(in thousands, except institution count)
Commercial banks	203	$1,184,830		$5,525,451
Thrifts	29	235,228		2,693,411
Credit unions	104	151,865		405,012
Insurance companies	2	344		—
Total members	338	1,572,267	(1)	8,623,874
Housing associates		—		1,987
Former members and other		1,186,204	(2)	255,278
Total		$2,758,471		$8,881,139

(1)	Capital stock as classified within the equity section of the statements of condition according to accounting principles generally accepted in the United States (GAAP).
(2)	Certain members may also hold capital stock classified as mandatorily redeemable capital stock due to outstanding redemption requests.

Shareholders by State or Territory	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total Members	Nonmembers
Alaska	5	1	7	—	13	—
Guam	2	1	2	—	5	—
Hawaii	6	2	12	—	20	—
Idaho	15	1	6	1	23	—
Montana	47	2	8	—	57	1	(1)
Oregon	29	2	18	—	49	3	(1)
Utah	25	2	15	1	43	6	(1)
Washington	50	15	31	—	96	2	(1)
Wyoming	24	3	5	—	32	—
Other	—	—	—	—	—	19	(2)
Total	203	29	104	2	338	31

(1)	In-district nonmember shareholders holding capital stock as a result of merger or acquisition, pending redemption.
(2)	Out-of-district nonmember shareholders holding capital stock as a result of a merger or acquisition, pending redemption.

Institutions that are members of the Seattle Bank must have their principal places of business within the Twelfth District but may also operate outside of our district. In addition, some financial institution holding companies may have one or more affiliates, each of which may be a member of the same or a different FHLBank.
The value of membership in the Seattle Bank is derived primarily from the following aspects of our business:

•	the ready access we provide to competitively priced funding for liquidity and balance sheet management purposes;

•	the access we provide to grants and below-market-rate loans for affordable housing and economic development;

•	the services and educational programs we provide to members; and

•	the dividends we may pay our members in the future (with Finance Agency approval).
We leverage our capital stock through the issuance of FHLBank System debt in the form of consolidated obligations to provide value to our members. The FHLBank's "AA+" credit rating allows the FHLBanks to issue debt at favorable interest rates, and we use the proceeds from the sale of consolidated obligations on which we are the primary obligor to provide advances to member and approved nonmember borrowers (i.e., housing associates, as discussed further below). We also use the proceeds from consolidated obligations to purchase investments to enable us to maintain our leverage and capital ratios and to earn additional income. Interest income from our advances, investments, and mortgage loans held for portfolio, and income from our other fee-based services are used to pay our interest expense, operating expense, other costs, and any dividends paid to our members, and to increase our retained earnings to improve the stability of the bank.

Our Business
Products and Services
Advances
We provide credit, principally in the form of secured advances, to our members and housing associates, at competitive rates, with maturities ranging from overnight to 30 years. Advances can be customized to meet a borrower's special funding needs, using a variety of interest-rate indices, maturities, amortization schedules, and contractual features, such as call or put options. Borrowers pledge mortgage and other secured loans and other eligible collateral, such as U.S. Treasury or agency securities, to secure their advances. As of December 31, 2012, 2011, and 2010, we had $8.9 billion, $10.9 billion, and $13.0 billion in par value of outstanding advances.
Advances to Members
Advances generally support our members' mortgage lending activities. The Housing and Economic Recovery Act of 2008 (Housing Act) added secured loans for community development activities as a permitted lending purpose and as eligible collateral for advances to community financial institutions (CFIs). CFIs are FDIC-insured financial institutions that, as of the date of the transaction at issue, had average assets of no more than $1.1 billion over the last three years. Our advances provide competitively priced wholesale funding to these smaller community lenders, which typically do not have access to many of the funding alternatives available to larger financial organizations, such as repurchase agreements, commercial paper, and brokered deposits.
Our advances help our members manage their assets and liabilities. In addition to serving as a funding source for a variety of member uses, advances provide a low-cost source of liquidity, reducing our members' need to finance low-yielding liquid assets with longer-term, more expensive debt and providing long-term financing to support their balance sheet management strategies. In addition, advances help fund mortgage loans that our members may be unable or unwilling to sell in the secondary mortgage market. Advances matched to the maturity and prepayment characteristics of mortgage loans can reduce a member's interest-rate risk associated with holding mortgage loans. Accordingly, advances play an important role in supporting housing markets, including those focused on low- and moderate-income households.
Advances to Housing Associates
Under the FHLBank Act, we are permitted to make advances to housing associates that are approved under Title II of the National Housing Act. A housing associate must be a government agency or chartered under federal or state law with rights and powers similar to those of a corporation and subject to inspection or supervision by some governmental agency, and must lend its own funds as its principal activity in the mortgage lending field. Although the same regulatory lending requirements generally apply to housing associates as apply to members, housing associates are not subject to all of the provisions of the FHLBank Act that apply to our members. For example, they have no capital stock purchase requirements. A housing associate's financial condition must be such that, in our sole opinion, we can safely make advances to the institution.
Types of Advances
The Seattle Bank offers a variety of advances, including variable interest-rate, fixed interest-rate, and structured advances. Structured advances are either fixed interest-rate or variable interest-rate advances that include certain contractual or payment features, such as conversion from variable to fixed interest rates, that are affected by market interest rates or that alter the cash flows of the advances. In practice, the majority of our advance products are generally subject to prepayment fees for payment of principal prior to maturity. We generally determine the amount of fees charged for prepayments using the interest rate, amount, and remaining time to maturity of the advance, and our cost of funds at the time the advance is prepaid. The prepayment fee requirement is intended to make us economically indifferent to a borrower's decision to prepay an advance or hold the advance to contractual maturity. With the exception of overnight and other very short-term advances, we generally do not make advances of less than $100,000.

The following table summarizes our advance product offerings as of December 31, 2012.

Available
Advances Offered	Terms to Maturity	Repayment Terms	Interest Rate Resets
Variable interest-rate advances:
Cash management (open note program, similar to a revolving line of credit or a federal funds line)	Overnight	Advance renews automatically unless repaid by the borrower.	Based on overnight federal funds rate. Resets daily.
Adjustable	One to five years	Principal is due at maturity.	Resets based on a spread to a specified interest-rate index (e.g., London Interbank Offered Rate (LIBOR) or prime).
Choice	One to five years	Principal is due at maturity.	Typical resets include 28-day or 63-day intervals based on a spread to the Seattle Bank's short-term cost of funds. Borrower may prepay without incurring a fee at any repricing date.
Fixed interest-rate advances:
Non-amortizing	Short-term (seven days to one year) or long-term (one to 30 years)	Principal is due at maturity.	No reset.
Amortizing	Two to 30 years	Principal is repaid over the term of the advance, generally on a straight-line basis.	No reset.
Forward settling	One to 30 years	Principal is due at maturity.	No reset. Borrower enters into firm commitment with settlement of funds six business days to 18 months in the future.
Structured advances:
Putable (non-knockout)	Two to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	Fixed interest rate. No reset. We have the option to terminate the advance on specific dates throughout the term after a lock-out period.
Putable (knockout)	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	Fixed interest rate. No reset. Advance is automatically cancelled by us in the event that LIBOR exceeds a pre-determined interest rate on set future dates.
Capped floating rate	Two to 10 years	Principal is due at maturity.	Reset based on a spread to LIBOR and capped at a pre-determined interest rate.
Floored floating rate	Two to 10 years	Principal is due at maturity.
Based on a spread to LIBOR. Should LIBOR decline below a pre-determined interest rate, the advance interest rate will be reduced to an interest rate that reflects LIBOR less the difference between the pre-determined interest rate and LIBOR. The advance interest rate cannot be lower than 0.00%.

Floating-to-fixed convertible	Two to 10 years, with lock-out periods from three months to five years or longer	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.
Initially based on a spread to LIBOR. Converts to a fixed interest-rate advance on a pre-determined date after the lock-out period. We have the option to terminate the advance on specific dates throughout the term after a lock-out period.

Returnable or prepayable	Two to 10 years	Principal is due at maturity. If we elect to terminate the advance, the borrower may apply for a new advance at then-current rates.	No reset. Includes option for borrower to prepay the advances without a prepayment fee on specific dates throughout the term after a lock-out period.
Symmetrical prepayment	One to 30 years	Principal is due at maturity.	No reset. Borrower may prepay advance prior to maturity. Borrower may pay prepayment fee or receive prepayment credit, depending upon movement in interest rates.

The par amounts and percentages of advances outstanding by interest-rate type as of December 31, 2012 are described in the table below.

	As of December 31, 2012		As of December 31, 2011
Advances Outstanding by Interest-Rate Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable	$98,765	1.1	$633,671	5.8
Fixed	6,585,558	74.2	6,930,523	63.6
Structured	2,196,816	24.7	3,345,816	30.6
Total par value	$8,881,139	100.0	$10,910,010	100.0

Security Interests
We are required under the FHLBank Act to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. Eligible collateral for member borrowers includes:

•	one to four-family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

•	securities issued, insured, or guaranteed by the U.S. government or any of its agencies, such as MBS issued or guaranteed by Government National Mortgage Association (Ginnie Mae);

•	MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Association (Freddie Mac);

•	cash or other deposits in the Seattle Bank;

•	municipal securities; and

•	other acceptable real estate-related collateral that has a readily ascertainable value, can be liquidated in due course, and in which we can perfect a security interest.
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
Borrowers are not required to physically deliver loan documents to us. Instead, we monitor estimated collateral levels from regulatory financial reports filed quarterly with the borrower's regulator or, for types of collateral not readily ascertainable from the regulatory financial reports, from specific member-prepared schedules provided to us on a periodic basis. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Listing	Loans: No Securities: Yes
Borrowers are required to periodically submit a listing of their pledged loan collateral and must be prepared to deliver the collateral to us if requested to do so. All securities collateral must be specifically pledged and delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

Physical possession	Loans: Yes Securities: Yes	All collateral used in determining borrowing capacity is delivered to us. Securities pledged are delivered to a controlled account at either the Seattle Bank or a third-party custodian approved by us.

We determine the appropriate collateral control category based on a risk analysis of each borrower, using regulatory financial reports and other information. In general, collateral needed to meet minimum requirements must be owned by the borrower, or in certain cases, a borrower's affiliate approved by us, and must be identified on the borrower's or the affiliate's books and records as being pledged to us or, in the case of securities, be placed in our possession. Borrowers must comply with collateral requirements before we fund an advance. Borrowers are also required to maintain eligible collateral, free and clear of pledges, liens, or other encumbrances of third parties, in an amount that covers outstanding indebtedness due to us, and must maintain appropriate tracking controls and reports to ensure compliance with this requirement. As of December 31, 2012, 74% of our members were approved for the blanket pledge collateral control category, with 24% and 2% in the physical possession and listing collateral control categories.
The Competitive Equality Banking Act of 1987 affords priority to any security interest granted to us by any of our member borrowers over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor. Two exceptions to this priority are claims and rights that would be entitled to priority under otherwise applicable law or that are held by actual bona fide purchasers for value or by parties that have actual perfected security interests in the collateral. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most borrowers grant us a blanket lien covering substantially all of their assets and, as a standard practice, we file a financing statement evidencing the blanket lien.
For those borrowers under the blanket pledge or listing collateral arrangements, we generally do not take control of collateral, other than pledged securities collateral, based on the terms discussed above. We generally will further secure our interests by taking physical possession (or control) of supporting collateral if we determine the financial or other condition of a particular member borrower so warrants. In addition, we generally take physical possession of collateral pledged by non-depository institutions (e.g., insurance companies and housing associates) to help ensure that an advance is as secure as the security interest in collateral pledged by depository institutions. We believe the physical possession collateral arrangement generally limits our credit risk and allows us to continue lending to members whose financial condition has weakened. Typically, we charge collateral management and safekeeping fees on collateral delivered to the Seattle Bank or its custodians.
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
The following table details the types of accepted collateral, including the range of collateral borrowing capacity and weighted-average effective borrowing capacity of collateral pledged to the Seattle Bank, as of December 31, 2012.

Type of Collateral	Collateral Control Arrangement (Blanket = B, Listing = L, Physical = P)	Borrowing Capacity Applied to Collateral (1)	Weighted-Average Effective Borrowing Capacity as of December 31, 2012
(in percentages)
Single-family mortgage loans	B, L, P	62.0-79.0	72.4
Multi-family mortgage loans	B, L, P	50.5-65.8	60.4
Home equity loans/lines of credit	B, L, P	40.0-74.9	52.3
Commercial loans	B, L, P	56.4-71.8	63.4
Government-guaranteed loans	B, P	87.0	87.0
CFI collateral	B, P	56.0-61.0	58.1
Cash, U.S. government/U.S. Treasury securities	P	95.0-100.0	95.0
U.S. agency securities (excluding MBS) (2)	P	84.0-95.0	90.9
U.S. agency MBS/collateralized mortgage obligations (CMOs)	P	80.0-95.0	94.8
PLMBS	P	84.0-86.0	84.8
Commercial MBS	P	76.0-84.0	84.0
Other securities	P	94.0	94.0
Total		40.0-95.0	69.4

(1)	Represents the range of discounts applied to the unpaid principal balance or market value of the collateral pledged.
(2)
Includes GSEs such as Fannie Mae, Freddie Mac, and other FHLBanks, as well as U.S. agencies such as Ginnie Mae, the Farm Services Agency, Small Business Administration, Bureau of Indian Affairs, and the U.S. Department of Agriculture.

Management of Credit Risk
In order to manage the credit risk of our advances, we monitor and assess our member borrowers' creditworthiness using financial information they provide to their regulators on a quarterly basis, regulatory examination reports, other public information, and information submitted by member borrowers. We generally assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, capital needs, and economic conditions. We review the financial condition and the level of our actual and potential exposure to those members with higher-risk ratings.

We review and verify collateral pledged by member borrowers according to the member's financial condition, collateral quality, and other credit considerations. Member borrowers that fully collateralize their indebtedness with marketable securities in a pledged account under the control of the Seattle Bank are generally not subject to collateral verifications, unless they also pledge whole loan collateral. In addition, for members with a weakened financial condition that have our least favorable internal risk rating, we utilize an internal collateral valuation screener to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances.
 For our housing associates, we typically utilize annual reports, which include fiscal year-end financial data, as well as interim financial statements and other information requested from these borrowers. Housing associates must provide current financial statements and meet all eligibility tests prior to consideration of borrowing requests. Certifications relating to their status as an eligible housing associate, use of proceeds, and eligibility of collateral are required with each advance. We periodically review housing associates that request recurring borrowing facilities.
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Advances" in this report for additional information on advances, including information on concentration and pricing.
Other Mission-Related Community Investment Programs
Our community investment programs include our Affordable Housing Program (AHP), and its subset, the Home$tart Program, and our Community Investment Program/Economic Development Fund (CIP/EDF). The AHP, under which we provide subsidies in the form of direct grants and subsidized advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households, is funded through an accrual of 10% of our prior year's regulatory income. Under the CIP/EDF, we offer our members grants and reduced interest-rate advances for qualifying affordable housing and economic development initiatives.
Letters of Credit
We issue letters of credit that provide members with an efficient and low-cost vehicle to secure contractual agreements, enhance credit profiles, improve asset and liability management, and collateralize public deposits. Terms are structured to meet member needs. As of December 31, 2012, our outstanding letters of credit totaled $516.9 million.

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
In 2005, we ceased entering into new master commitment contracts and have purchased no mortgage loans since 2006. In July 2011, we sold $1.3 billion of conventional mortgage loans originally purchased under the MPP. We expect that the balance of our mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off. We have no plans for the foreseeable future to sell the remaining mortgage loans held for portfolio. In addition, as a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. However, in January 2013, we received approval from the Finance Agency to implement MPF Xtra®, a program whereby we will act as a conduit between our participating members and the FHLBank of Chicago, which will concurrently sell the mortgages to Fannie Mae. Because the mortgage loans are sold directly to the FHLBank of Chicago by our participating members, they are not recorded on our statements of condition and do not require us to have the same credit enhancement structure of a mortgage purchase program, such as MPP. We believe that this additional diversification of service offerings will strengthen the Seattle Bank cooperative and generate nominal fee income. We are currently in the process of implementing this program.
Our MPP business was concentrated among a small number of participating members, and we were not subject to any regulatory or other restrictions on concentrations of MPP business with particular categories of institutions or with individual members. As of December 31, 2012, approximately 77.0% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A.). All of the conventional mortgages sold in July 2011 were originally purchased from Washington Mutual Bank, F.S.B.

Eligible Loans
Through the MPP, we purchased directly from participating members fixed interest-rate, fully amortizing, government-guaranteed mortgage loans and conventional, one- to four-family residential mortgage loans with principal balances that would have made them eligible for purchase by Fannie Mae and Freddie Mac. As of December 31, 2012, our MPP portfolio was composed of conventional mortgage loans with a total par value of $1.0 billion and government-insured mortgage loans with a total par value of $95.0 million. As of December 31, 2012, the MPP portfolio consisted of 7,976 mortgage loans, which were originated throughout the United States. For additional information regarding mortgage loan holdings by state, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Mortgage Loans Held for Portfolio.”
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
Our review for credit loss exposure includes PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 7.2% of our outstanding conventional mortgage loans had PMI coverage as of December 31, 2012. Each conventional mortgage loan is associated with a specific master commitment contract and a related LRA. Once the borrower's equity and the PMI are exhausted, the participating institution's LRA provides additional credit loss coverage for the associated conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans exceeds the borrowers' equity, PMI, and LRA coverage.
Generally, after five years, funds in excess of required LRA balances are distributed to the participating member in accordance with a step-down schedule established at the time of a master commitment contract. No LRA balance is required after 11 years. The LRA balances, which are recorded in other liabilities on our statements of condition, totaled $2.6 million as of December 31, 2012.

See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Mortgage Loans Held for Portfolio—Credit Risk" and "—Critical Accounting Policies and Estimates—Determination of Allowances for Credit Losses" for additional information.
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
Our primary method of managing interest-rate risk for our fixed interest-rate mortgage loans is to finance a portion of the mortgage loans with fixed interest-rate consolidated obligation bonds of varying terms and maturities to simulate the expected cash flows of the underlying mortgage loans. The market values of the fixed interest-rate consolidated obligation bonds typically appreciate when rates rise, moving in the opposite direction of the market values of the mortgage loans, which generally depreciate under a rising interest-rate environment. Likewise, the market values of the fixed interest-rate consolidated obligation bonds typically depreciate when rates fall, whereas the market values of the mortgage loans typically appreciate in such an environment. We also manage prepayment risk by financing a portion of the mortgage loans with callable consolidated obligation bonds where we have the option to call or repay the consolidated obligation bonds prior to the stated maturity dates with no penalty. We generally repay or refinance the callable consolidated obligation bonds when interest rates fall, mirroring the prepayment option held by the borrower. Likewise, the callable consolidated obligation bonds may be extended to their maturity dates when interest rates rise.
We may also enter into interest-rate exchange agreements, including options to purchase interest-rate exchange agreements (i.e., swaptions), to further limit the interest-rate and prepayment risk inherent in mortgage loans. When interest rates are volatile, the prepayment option in a mortgage loan is less predictable and, therefore, the value of a mortgage loan fluctuates. We may mitigate this volatility by issuing callable consolidated obligation bonds and purchasing swaptions. Payer swaptions appreciate in value as interest rates rise and as interest-rate volatility increases, offsetting the decrease in market value of the mortgage loans. Receiver swaptions appreciate in value as interest rates fall and as interest-rate volatility increases, offsetting the prepayment risk of the mortgage loans, which increases when rates fall.
We manage and measure the interest-rate and prepayment risk exposures of the mortgage loans and the associated consolidated obligation bonds and other financial obligations on an overall basis with all other assets, liabilities, and other financial obligations. We use a variety of risk measurement methods and techniques, including effective duration of equity, effective key-rate duration-of-equity mismatch, effective convexity of equity, and market-value-of-equity sensitivity. Each of these methods provides different analytical information that we use to manage our interest-rate risks. We take rebalancing actions based on a number of factors that include these measurement methods. For further discussion, see "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk Management."
Although we utilize a variety of measures, including some of those described above, to manage both the interest-rate risk and the prepayment risk on the mortgage loans we purchased under the MPP, these loans continue to expose us to interest-rate volatility and rapid changes in the rate of prepayments.

Investments
We maintain a portfolio of short- and medium/long-term investments for liquidity purposes and to generate income on member capital. Our liquidity portfolio consists of short-term investments issued by highly rated institutions and generally includes overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. We also maintain a longer-term investment portfolio, which includes debentures and MBS issued by other GSEs or that carried the highest credit ratings from Moody's Investor Service (Moody's), Standard & Poor's (S&P), or Fitch Ratings (Fitch) at the time of purchase (although, following purchase, such investments may receive, and have in the past received, credit rating downgrades), securities issued by other U.S. government agencies, securities issued by state or local housing authorities, and, historically, Treasury Liquidity Guarantee Program (TLGP) securities with maturities greater than one year at the time of purchase. When we refer to MBS in this report, we mean both mortgage-backed pass-through securities and CMOs. Mortgage-backed pass-through securities are securities issued by Fannie Mae, Freddie Mac, or Ginnie Mae. CMOs are

MBS where the underlying pools of mortgage loans have been separated into different maturity and/or credit classes. CMOs may be issued by Fannie Mae, Freddie Mac, Ginnie Mae, or private issuers.
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
Our short-term investments were $13.0 billion, $16.6 billion, and $12.6 billion and our long-term investments were $12.4 billion, $10.7 billion, and $17.9 billion as of December 31, 2012, 2011, and 2010. Total investments represented 71.0%, 68.1%, and 64.6% of our total assets and generated 49.4%, 35.7%, and 34.2% of total interest income as of and for the years ended December 31, 2012, 2011, and 2010. See “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Investments" for additional detail on our short- and long-term investment portfolios.
Restrictions on Investments
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
Finance Agency regulation further limits our investment in MBS and mortgage-related asset-backed securities (e.g., those backed by home equity loans or Small Business Administration loans) by requiring that the total book value of such securities owned by us does not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities. In addition, we are prohibited from purchasing:

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
Finance Agency regulations also prohibit an FHLBank from purchasing any FHLBank consolidated obligation as part of the consolidated obligation's initial issuance, either directly from the Office of Finance or indirectly through an underwriter, unless direct placement of consolidated obligations is necessary to assume timely payments of principal and interest due under the Federal Home Loan Banks' P&I Funding and Contingency Plan Agreement (Contingency Agreement) discussed further in "—Debt Financing—Consolidated Obligations" below.
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
We evaluate each of our securities in an unrealized loss position for OTTI on a quarterly basis. As a result of deterioration of the collateral underlying our PLMBS, we recorded OTTI credit losses of $11.1 million, $91.2 million, and $106.2 million for the years ended December 31, 2012, 2011, and 2010. In addition, as of December 31, 2012 and 2011, our net non-credit OTTI losses recorded in accumulated other comprehensive loss (AOCL) totaled $241.7 million and $620.7 million.
See Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Investments and —Critical Accounting Policies and Estimates—OTTI of Securities” and “Part I. Item 1A. Risk Factors” for additional information on OTTI assessments and losses.

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
We generally enter into interest-rate exchange agreements to manage our exposure to changes in interest rates, and these derivatives are an integral component of our financial and risk management activities. Derivatives provide a flexible and cost-effective means to adjust our risk profile in response to changing market conditions. The majority of our interest-rate exchange agreements are putable or callable swaps that we enter into with a number of swap counterparties.

We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain available-for-sale (AFS) securities, and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of our consolidated obligations to more closely approximate the interest-rate sensitivity of our assets, including advances.

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

We also utilize interest-rate exchange agreements in combination with consolidated obligation bonds (i.e., structured funding) to reduce our interest expense.
As of December 31, 2012, the total notional amount of our outstanding interest-rate exchange agreements was $15.6 billion. The notional amount of an interest-rate exchange agreement serves as a basis for calculating periodic interest payments or cash flow and is not a measure of the amount of credit exposure from that transaction.
We enter into interest-rate exchange agreements with highly regulated financial institutions or broker-dealers with a credit rating of at least “A” or equivalent from an NRSRO, such as Moody's or S&P. We also have collateral agreements and bilateral netting arrangements with all of our swap counterparties. In the event the market-value exposure of an interest-rate swap exceeds a predetermined amount, based on the counterparty's credit rating, the counterparty is required to collateralize the excess amount. Similarly, we must post collateral in the event the counterparty is exposed to us in excess of a pre-determined amount. Only cash and highly liquid securities are eligible to be used as collateral for interest-rate exchange agreements. We receive daily information on rating actions and other pertinent data to help us monitor changes in the financial condition of the counterparties to our interest-rate exchange agreements.
For more information about our outstanding interest-rate exchange agreements and the strategies we use to manage our interest-rate risks, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Derivative Assets and Liabilities,” "Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Instruments that Address Market Risk," and Note 10 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Deposits
The FHLBank Act allows us to accept deposits from: (1) our members, (2) any institution for which we provide correspondent services, such as safekeeping services, (3) other FHLBanks, and (4) other government instrumentalities. Deposit programs provide some of our funding resources, while giving our members and certain other eligible depositors a low-risk earning asset that helps to satisfy their regulatory liquidity requirements. We offer demand and term deposit programs to our members and to other eligible depositors. Demand deposits comprised 72.1% of our $541.4 million of total deposits as of December 31, 2012.
The FHLBank Act requires us to have an amount equal to or greater than our current deposits from members as a reserve. This reserve is required to be invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with a maturity not exceeding five years.
The following table presents the components of this deposit reserve requirement as of December 31, 2012 and 2011.

	As of	As of
Deposit Reserve Requirement	December 31, 2012	December 31, 2011
(in thousands)
Total eligible deposit reserves	$7,167,710	$5,441,266
Total member deposits	(541,408)	(287,015)
Excess deposit reserves	$6,626,302	$5,154,251

Other Fee-Based Services
We offer a number of fee-based services to our members, including securities safekeeping and other miscellaneous services. These services do not generate material amounts of income and are primarily performed as ancillary services to our members.
Sales and Marketing
 We market traditional member finance products and services to our members through a direct sales force of relationship managers, who build consultative partnerships with members to improve the profitability of both our members and the Seattle Bank. Our relationship managers meet with assigned members to understand their short- and long-term business needs, and then provide information and make suggestions about our products and services to help members attain their business goals. As of December 31, 2012, we had four relationship managers.

Debt Financing
Consolidated Obligations
Our primary source of funds is the issuance of debt in the capital markets through consolidated obligations. Federal regulation governs the issuance of debt on behalf of the Seattle Bank and the other FHLBanks and authorizes the FHLBanks to issue debt through the Office of Finance as the FHLBanks' agent. FHLBanks are not permitted to issue individual debt without Finance Agency approval. The Office of Finance issues two primary types of consolidated obligations: (1) consolidated obligation bonds with maturities generally ranging from one to 30 years and (2) consolidated obligation discount notes with maturities up to 365 days. Although individual FHLBanks are primarily liable for the portion of consolidated obligations corresponding to the proceeds received by that FHLBank, each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations. Consolidated obligations are not obligations of the United States, and the U.S. government does not guarantee them, either directly or indirectly.
Under Finance Agency regulations, if the principal or interest on any consolidated obligation issued on behalf of one of the FHLBanks is not paid in full when due, then the FHLBank responsible for the payment may not pay dividends to, or redeem or repurchase shares of stock from, any of its members. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary FHLBank obligor has defaulted on the payment of that obligation. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. The Finance Agency has never required the Seattle Bank to repay obligations in excess of our participation nor has it allocated to the Seattle Bank any outstanding liability of any other FHLBank's consolidated obligations.
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
Consolidated obligations for which we are primarily liable are recorded as liabilities on our statements of condition. The consolidated obligations for which we are the primary obligor represented the following amounts and percentages of the aggregate par value of outstanding consolidated obligations for the FHLBank System, including consolidated obligations held by other FHLBanks, as of December 31, 2012 and 2011.

	As of	As of
Seattle Bank Consolidated Obligations	December 31, 2012	December 31, 2011
(in thousands, except percentages)
Discount notes:
Par value for which the Seattle Bank is the primary obligor	$21,421,443	$14,035,213
Seattle Bank's percentage of outstanding FHLBank System discount notes	9.9%	7.4%
Bonds:
Par value for which the Seattle Bank is the primary obligor	$10,192,385	$22,879,995
Seattle Bank's percentage of outstanding FHLBank System bonds	2.2%	4.6%

See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011—Consolidated Obligations and Other Funding Sources" and Note 12 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional information on our consolidated obligations.
Federal regulation requires each FHLBank to maintain the following types of assets, free from any lien or pledge, in an amount at least equal to its consolidated obligations outstanding:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured loans;

•	mortgage loans that have any guaranty, insurance, or commitment from the United States or any U.S. agency;

•
investments described in Section 16(a) of the FHLBank Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•
other securities that have been assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment of the FHLBank System's consolidated obligations, which is "AA+" as of March 1, 2013.

The following table presents our compliance with this requirement as of December 31, 2012 and 2011.

	As of	As of
Unpledged Aggregate Qualifying Assets	December 31, 2012	December 31, 2011
(in thousands)
Outstanding debt	$31,914,415	$37,255,103
Aggregate qualifying assets	35,279,000	40,082,844

In addition to issuing consolidated obligations on behalf of and as an agent for the FHLBanks, the Office of Finance is responsible for servicing all outstanding consolidated obligations; marketing the FHLBank System's debt; selecting and evaluating underwriters; managing the FHLBanks' relationships with the NRSROs with regard to consolidated obligations; preparing the annual and quarterly reports of the FHLBanks' combined financial results; and historically, administering the entity that serviced the Resolution Funding Corporation's (REFCORP's) debt instruments.

Liquidity Requirements
Liquidity risk is the risk that we may be unable to meet our financial obligations as they come due or to meet the funding needs of our members in a timely, cost-effective manner. We are required to maintain liquidity in accordance with federal law and regulations and policies established by our Board of Directors (Board). See ""Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Liquidity" for a discussion of these measures.

REFCORP and AHP
Although we are exempt from all federal, state, and local taxation other than real property tax, the Financial Institutions Reform, Recovery and Enforcement Act and the Gramm-Leach-Bliley Act (GLB Act) required that we, along with the other 11 FHLBanks, support the payment of part of the interest on bonds previously issued by REFCORP until the total amount of payments actually made was equivalent to a $300 million annual annuity with a final maturity date of April 15, 2030. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation, and as a result, the FHLBanks, including the Seattle Bank, did not record a REFCORP assessment after second quarter 2011. Assessments are now determined only for AHP.
For the AHP, the FHLBank System must annually set aside the greater of $100 million or 10% of its current year's aggregate net earnings (i.e., income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The FHLBanks contributed in excess of $100 million in 2012. The actual amount of the AHP contribution is dependent upon both the FHLBanks' regulatory net income minus, historically, payments to REFCORP, and the income of the other FHLBanks; therefore, future contributions are not determinable. For the year ended December 31, 2012, we recorded $7.9 million of AHP assessments.

Historically, our combined annual assessments for REFCORP and the AHP have been at an effective rate of approximately 26.5%. As a result of the satisfaction of the REFCORP obligation, our effective rate is 10%.
Joint Capital Enhancement Agreement
On February 28, 2011, the 12 FHLBanks entered into a joint capital enhancement agreement, as amended on August 5, 2011 (Capital Agreement). The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank contributes 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The Capital Agreement expressly provides that it will not affect the rights of an FHLBank's Class B shareholders in the retained earnings account of an FHLBank, including those rights held in the separate restricted retained earnings account of an FHLBank, as granted under the FHLBank Act. Each FHLBank, including the Seattle Bank, has amended its capital plan to implement the provisions of the Capital Agreement. We allocated $14.2 million to restricted retained earnings and $56.6 million to unrestricted retained earnings in 2012.

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
In addition, some legislative initiatives may adversely affect our competitive position with regard to the cost of our own funding, which we obtain primarily through the issuance of FHLBank consolidated obligations in the debt markets. For example, U.S. government actions with regard to GSE reform may result in the debt securities of Fannie Mae or Freddie Mac being more attractive to investors than FHLBank System debt. Any resulting increase in our funding costs is likely to increase our advance rates and could negatively impact member demand for our advances. Further, assessments or insurance costs applicable to liabilities other than insured deposits may also diminish the attractiveness of our advances for affected members.
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
Employees
 We had 142 employees as of December 31, 2012. Our employees are not represented by a collective bargaining unit, and we believe that we have a good relationship with our employees.

Oversight, Audits, and Examinations
Regulatory Oversight
The FHLBanks are supervised and regulated by the Finance Agency. The Housing Act established the Finance Agency as the new independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae (together, the Regulated Entities). The

Finance Agency is headed by a single director (sometimes termed the Director) appointed by the President of the United States, by and with the advice and consent of the Senate, to serve a five-year term. The Director must have a demonstrated understanding of financial management or oversight and have a demonstrated understanding of capital markets, including the mortgage securities markets, and housing finance. As of the date of this report, a permanent director for the Finance Agency has not yet been appointed and confirmed. As of December 31, 2012, Edward DeMarco was the acting Director of the Finance Agency.
The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, including maintaining adequate capital and internal controls. In addition, the Finance Agency ensures that: (1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; (2) each FHLBank complies with the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; (3) each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and (4) the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest.
The Finance Agency is funded entirely by assessments from the Regulated Entities. In September 2009, the Finance Agency adopted a final rule establishing policy and procedures for the Finance Agency to impose annual assessments on the Regulated Entities in an amount sufficient to provide for the payment of the Finance Agency's costs and expenses and to maintain a working capital fund.
As discussed in “—Legislative and Regulatory Developments” below, in carrying out its responsibilities, the Finance Agency establishes rules and regulations governing the operations of FHLBanks. To assess our safety and soundness, the Finance Agency conducts onsite examinations (at least annually), as well as other periodic reviews, and, from time to time, the Finance Agency requests information on specific matters affecting an individual FHLBank or the FHLBank System. Each FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Agency.
Audits and Examinations
As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the U.S. Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency all receive these audit reports. In addition, we must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports contain a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accountants on the financial statements.
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
As a result of the Consent Arrangement, we are currently restricted from, among other things, unlimited repurchasing or redeeming of capital stock and paying dividends. In September 2012, the Finance Agency approved a modest quarterly excess capital stock repurchase program subject to a number of conditions (including prior Finance Agency approval), and we repurchased $48.3 million in excess capital stock in 2012. For a complete discussion of our capital classification and the Consent Arrangement, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 15 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”

Legislative and Regulatory Developments
The legislative and regulatory environment in which the FHLBanks operate continues to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing Act, enacted in 2008, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010. We expect the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in further changes to this environment. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the year ended December 31, 2012 are summarized below.
Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency financial stability oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system, including making permanent the previously temporary increase in the standard maximum deposit insurance amount of $250,000; and (7) creates a consumer financial protection bureau (CFPB). The full effect of the Dodd-Frank Act will become known only after all required regulations, studies, and reports are issued and finalized and we have done business thereafter.
New Requirements for Derivative Transactions
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge our interest-rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, and minimum margin, capital, and other requirements.
Mandatory Clearing of Derivatives Transactions
The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations (first mandatory clearing determination) on November 29, 2012. The first mandatory clearing determination will require mandatory clearing of four classes of interest-rate swaps and two classes of credit default swaps beginning in first quarter 2013. We use some of the interest-rate swaps included in the scope of this first mandatory clearing determination, and therefore, we will be required to clear such swaps. Implementation of the first clearing determination will be phased in, as the Seattle Bank is classified as a “category 2 entity” and therefore must comply with the mandatory clearing requirement for the affected interest-rate swaps executed on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivative transactions, which could include certain interest-rate swaps we enter into that are not within the scope of the first mandatory clearing determination.
Collateral Requirements for Cleared Swaps
Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing interest-rate swaps may reduce counterparty credit risk, the margin requirements for cleared swaps may make our derivatives transactions more costly. In addition, mandatory swap clearing has required us to enter into new relationships and accompanying documentation with clearing members and additional documentation with swap counterparties.
The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (LSOC Model). Pursuant to the LSOC Model, although customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization, it may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. Accordingly, a major consideration in our decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, our business, including our financial condition and results of operations may be adversely impacted.
Definition of Certain Terms under New Derivative Requirements
The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as "swap dealers" or "major swap participants" with the CFTC or the Securities and Exchange Commission (SEC). Although we have a substantial portfolio of derivative transactions that are entered into for hedging purposes, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” put and call optionality in certain advance products will not be treated as swaps as long as the optionality related solely to the interest rate on the advance. Accordingly, our ability to offer these advances to our borrowers should not be adversely affected by the new derivatives regulations.
Uncleared Derivative Transactions
The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). Although we expect to continue to enter into uncleared trades on a bilateral basis, those trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin, capital, and other requirements. The CFTC, the Finance Agency, and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain of our uncleared derivative transactions, making such trades more costly. Final margin rules are not expected until second quarter 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.
Documentation for Uncleared Derivative Transactions
Certain of the CFTC's final rules, once effective, will require us to amend our existing bilateral swap documentation with swap dealers. To facilitate amendment of the agreements, the International Swap and Derivatives Association (ISDA) has initiated a protocol process, which allows multiple counterparty adherents to the same protocol to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The first of these protocols is the August 2012 Protocol, which addressed documentation changes required by the CFTC's adoption, in February 2012, of final external business conduct standards and other requirements for swap dealers and major swap participants when dealing with counterparties. The external business conduct standards prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. We adhered to the August 2012 Protocol and have amended our agreements with 13 swap dealers by completing the required exchange of questionnaires with these parties.
In September 2012, the CFTC finalized rules regarding certain new documentation requirements for uncleared trades, including requirements for new dispute resolution and portfolio valuation and reconciliation provisions, new representations regarding applicable insolvency regimes, and possible changes to our existing credit support arrangements with our swap dealer counterparties. ISDA has published a second draft protocol to address these new documentation requirements, and we are currently evaluating the draft protocol's provisions. Our swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us. These timing requirements will be phased in between December 31, 2012 and March 1, 2014. Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act-related rules, including the margin requirements for uncleared swaps that have not yet been finalized. We will consider appropriate actions, including adhering to future ISDA protocols, to address the foregoing requirements.
Recordkeeping and Reporting
Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have been established. We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest-rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. We will be required to comply with reporting requirements, including real-time reporting requirements, beginning on April 10, 2013.
We, together with the other FHLBanks, will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivatives reforms required by that legislation. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Developments Impacting Systemically Important Nonbank Financial Companies
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial
Companies
The Oversight Council issued a final rule and guidance effective May 11, 2012 on the standards and procedures the Oversight Council will employ in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to make such a company subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects to use the following process in making its determinations consisting of:

•
A first stage identifying nonbank financial companies with $50 billion or more of total consolidated assets (as of December 31, 2012, the Seattle Bank had $35.4 billion in total assets) and that exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of December 31, 2012, the Seattle Bank had $31.9 billion in total outstanding consolidated obligations, our principal form of outstanding debt;

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and industry and company-specific qualitative factors; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from it.
The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Seattle Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision (for example, periodic stress testing) and prudential standards (such as heightened liquidity or capital requirements) under this rule has the opportunity to contest the designation. If the Seattle Bank is designated by the Oversight Council for supervision by the Federal Reserve and subject to additional Federal Reserve prudential standards, our operations and business could be adversely impacted by any additional compliance costs, liquidity or capital requirements, and restrictions on business activities.
Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform
The Oversight Council has requested comments on its proposed recommendations for addressing the structural vulnerabilities of MMFs. The demand of FHLBank System consolidated obligations may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access, adversely impacting our results of operations. Comments on the proposed recommendations were due February 15, 2013.
Significant Finance Agency Developments
Final Rule on Prudential Management and Operations Standards
On June 8, 2012, the Finance Agency issued a final rule, as required by the Housing Act, regarding prudential standards for the operation and management of the FHLBanks, including, among other things, internal controls and information systems, internal audit systems, market- and interest-rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period as the Finance Agency establishes. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with in all material respects, the Director can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Final Rule on Private Transfer Fee Covenants
On March 15, 2012 the Finance Agency announced that it had finalized a rule which will be effective 120 days after the date of the rule's publication in the Federal Register that will restrict us from purchasing, investing in, accepting as collateral, or otherwise dealing in any mortgages on properties encumbered by certain private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations, including, among others, homeowners associations, condominium, cooperatives, and manufactured homes and certain other tax-exempt organizations, that use the private transfer fees for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral we accept for advances and the type of loans eligible for purchase or investment, our business and results of operations could be adversely impacted.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members
On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin that set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•	The level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	An FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
The use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
The FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLBank valuation of the pledged collateral, and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

The FHLBank System submitted a joint comment letter to the Finance Agency on the proposed guidance by the comment due date of December 4, 2012.
Advance Notice of Proposed Rulemaking on Stress-Testing Requirements
On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests to be used to evaluate an institution's capital adequacy under various economic and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent with and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments were due December 4, 2012.
Notification of Required Strategic Plan Addendum Relating to Percentage of Assets in Advances and Core Mission Assets
On March 1, 2013, the Finance Agency notified the FHLBanks that they will be required to submit to the Finance Agency an addendum to each of the banks' strategic plans identifying the steps the bank will take to achieve core mission asset benchmarks, including outstanding advance levels as a percentage of assets. These addenda will include time frames for achieving these goals. Implementation of actions necessary to achieve such percentage of asset targets may have a material effect on our product offerings, financial condition, and results of operations.

Other Significant Regulatory Actions
National Credit Union Association (NCUA) Proposal on Access to Emergency Liquidity
On July 30, 2012, the NCUA published a proposed rule requiring, among other things, federally-insured credit unions of $100 million or larger to maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our financial condition and results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due September 28, 2012.
CFPB Final Rule on Qualified Mortgages (QMs)
The CFPB issued a final rule, effective January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans, such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a QM. QMs are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued these standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due February 25, 2013.
The safe harbor from liability for QMs, could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.
Other Significant Developments
Home Affordable Refinance Program (HARP) and Other Foreclosure Prevention Efforts
In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes intended to assist eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed interest-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal, and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009. Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosures. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, including new short-sale/deed in lieu of foreclosure programs, or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.
Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government, and the nation's largest mortgage servicers and states attorneys general are also likely to focus on loan modifications and principal writedowns. In late January 2013, the U.S. Treasury announced the expansion of refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying PLMBS. These programs, proposals, and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows we realize from these types of investments. We are monitoring these developments and assessing the potential impact of relevant developments on our investments, including our PLMBS, securities and loan collateral, and on the creditworthiness of any members that could be impacted by these issues. We continue to update our models, including the models we use to analyze our investments in PLMBS, based on these types of developments. Additional developments could result in further increases to loss projections from these investments.
Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying our investments in GSE and other U.S. agency MBS. Should that occur, these investments would be paid off in advance of original expectations, exposing the bank to increased premium acceleration and reinvestment risk, which could adversely impact our financial condition and results of operations.
Housing Finance and Housing GSE Reform
The 2013 Congress is expected to continue consideration of possible reforms to the secondary mortgage market, including the resolution of Fannie Mae and Freddie Mac (together, the Enterprises). During the previous congressional session, at least ten separate bills were introduced in the U.S. House of Representatives that would have affected the housing GSEs in a variety of significant ways. While none of the bills would have directly impacted the FHLBanks, it is expected that legislation to reform housing finance and housing GSEs (including the FHLBanks and the Enterprises), will again be a high priority in the House Financial Services Committee and the Senate Banking Committee. Any changes to the U.S. housing finance system could have consequences for the FHLBanks as we seek to provide access to liquidity for our members.
In addition, several federal agencies took action in 2012 to lay the groundwork for a new U.S. housing finance structure. In February 2012, the Finance Agency announced a Strategic Plan that declared the Enterprises to be no longer “financially viable” and unveiled plans to create a single securitization platform and establish national standards for mortgage securitization. In the summer of 2012, the U.S. Treasury announced a set of modifications to the preferred stock purchase agreements between the U.S. Treasury and the Finance Agency as conservator of Fannie Mae and Freddie Mac to help expedite the wind down of the Enterprises. The changes required all future earnings from the Enterprises to be turned over to the U.S. Treasury and required the accelerated wind down of their retained mortgage portfolios. By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure. While it is unclear how quickly the Enterprises might be wound down, it is apparent from these actions that changes to the U.S. mortgage finance system could occur in the near future. However, it is impossible to determine at this time whether or when Congress or the Obama administration may act on housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.
Bank Regulatory Guidance on Accounting for Loans Discharged in Chapter 7 Bankruptcy
Regulatory guidance from the Office of the Comptroller of the Currency in 2012 effectively changed industry practice to require single-family mortgage loans discharged in Chapter 7 bankruptcy to be classified as troubled debt restructurings (TDRs), regardless of delinquency status or payment history. As a result of this guidance, as of December 31, 2012, we refined our TRD evaluation process to include such loans as TDRs. See Notes 1 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data--Audited Financial Statements-Notes to Financial Statements."
Basel Committee on Banking Supervision (Basel Committee) - Liquidity Framework
On January 6, 2013 the Basel Committee announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendment includes the following: (1) revisions to the definition of high-quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer could rest at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that U.S. banking regulators expect to customize the BASEL III liquidity rules to an extent and expect to issue their final rules later in 2013.
Basel Committee - Capital Framework
In September 2010, the Basel Committee approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. In June 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC (together, the Agencies) concurrently published three joint notices of proposed rules, seeking comments on comprehensive revisions to the Agencies' capital framework to incorporate the Basel

Committee's new capital framework. In November 2012, the Agencies announced that they were indefinitely delaying the effective date for the implementation of the Basel III capital requirements.

ITEM 1A. RISK FACTORS
We have identified a number of risks and uncertainties that may adversely affect our business. These risks and uncertainties are not the only ones we face. If any of these or other risks or uncertainties (whether currently known to us or not) occur, our business, including our financial condition and results of operations, could suffer and our business could be affected in ways we have not anticipated.
Material and prolonged declines in advance demand could negatively affect our net income and our business.
Our primary business, which is providing advances, or wholesale funding, to our members, generates a narrow profit margin. The material and prolonged decline in advance volumes we have experienced in the last four years has negatively impacted and could continue to negatively impact our interest income. A continuation of this decline could result from a number of factors, including the generally weak economy with low gross domestic product growth, increases in retail deposits, or our members' desire to improve their capital ratios.
In addition, a large percentage of our advances are held by a limited number of borrowers. Changes in these borrowers' needs for advances have affected and can significantly affect the amount of our advances outstanding at any given time. Further, as of December 31, 2012, 50.1% of our outstanding advances have remaining terms to maturity of less than one year. If these advances mature and are not replaced with new advances, or if demand for our advances (including from our largest borrowers) continues to be depressed or further declines, our business, including our financial condition and results of operations, may be negatively affected.
Further, on March 1, 2013, the Finance Agency notified the FHLBanks, including the Seattle Bank, that they will be required to submit to the Finance Agency an addendum to each of the banks' strategic plans identifying the steps the bank will take to achieve core mission asset benchmarks, including outstanding advance levels as a percentage of assets. These addenda will include time frames for achieving these goals. Implementation of actions necessary to achieve such percentage of asset targets could have a material effect on our product offerings, financial condition, and results of operations.
Member failures, mergers, and consolidations may adversely affect our business. In particular, the loss of large members with significant amounts of advance business or the loss of substantial advance business from those members or potential large members could have a negative effect on our financial condition and results of operations.
Over the last several years, many financial institutions have failed, merged, or consolidated. As a result of such activity, the Seattle Bank has lost 35 members since mid-2008. Further, the challenges facing financial services institutions through increased regulatory uncertainty, higher required levels of capital, and sluggish economic growth have diminished the formation of new financial institutions following the financial crisis and have contributed to the rate of mergers and consolidations. If there is a continuation of failures, mergers, and consolidations, particularly mergers or consolidations of institutions within our district by out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations.
In addition, our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk due to our reliance on a relatively small number of members for a large portion of our total advance business and resulting advance interest income.
To illustrate this risk, in 2008, an out-of-district financial institution acquired our then-largest member and borrower and closed its charter in our district and, in 2009, two of our other large members merged, leading to a significant increase in advance and capital stock concentrations with that consolidated member. The resulting reclassification of our formerly largest member into a nonmember shareholder (which cannot borrow from us) and the transfer of Class B capital stock from one large member to our now largest member significantly changed the concentration of our advances among our borrowers, particularly our largest borrowers. These changes have led to and may continue to lead to adverse effects on our business, including greater advance concentration risk, lower advance balances and related interest income, and possibly, lower net income. The loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations and could impact our ability to maintain our current level of business operations.
Our Consent Arrangement with the Finance Agency requires us to take specified actions (including remediating various concerns) and meet and maintain various financial metrics. Our implementation of plans, policies, and procedures in response to the Consent Arrangement may reduce our ability to effectively manage our business, and as a result, our advance volumes, our cost of funds, and our net income could be negatively affected. In addition, our failure to successfully finalize and execute such plans, policies, and procedures, meet and maintain financial metrics, or otherwise meet Consent Arrangement requirements could result in the imposition of additional requirements or conditions by the Finance Agency that could adversely impact our business.
In August 2009, the Finance Agency deemed the Seattle Bank to be undercapitalized, and we became subject to various business restrictions imposed by the Finance Agency. In October 2010, we entered into a Consent Arrangement with the Finance Agency, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. It also provides that, once we reach and maintain certain thresholds, we may begin repurchasing member capital stock at par. Further, under the Consent Arrangement, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

▪
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
With the exception of the quarter ended June 30, 2011, when we did not meet the minimum retained earnings requirement, we have met all minimum financial metrics under the Consent Arrangement at each quarter end, including December 31, 2012. In September 2012, the Finance Agency deemed the Seattle Bank to be adequately capitalized, and with Finance Agency approval, we initiated a modest quarterly capital stock repurchase program in September 2012.
Although our remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could have a material adverse consequence to our business, including our financial condition and results of operations.
The Consent Arrangement will remain in effect until modified or terminated by the Finance Agency and does not prevent the Finance Agency from taking any other action affecting the Seattle Bank that, at the sole discretion of the Finance Agency, it deems appropriate in fulfilling its supervisory responsibilities. Until the Finance Agency determines that we have fulfilled the requirements of the Consent Arrangement, we expect that Finance Agency approval will continue to be required for all repurchases, redemptions, and dividend payments on capital stock.
For additional information regarding the Consent Arrangement, see Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
Economic weakness, particularly in the U.S. housing markets, has adversely impacted and could continue to adversely impact the market value of our assets and liabilities, including our PLMBS, and could result in additional asset impairment charges that could continue to significantly impact our financial condition and results of operations.
Although the U.S. housing market has recently begun to improve, overall it has experienced considerable deterioration since 2007, with many areas in the United States experiencing significant declines in housing prices and significant increases in delinquency and foreclosure rates on mortgage loans. This, in combination with larger inventories of unsold properties, current and forecasted borrower defaults, and mortgage origination and servicing issues (including questionable underwriting, quality control practices of originators, and other issues that delayed some foreclosures and liquidations), continued to negatively impact the credit quality of many PLMBS and contributed to recognition of OTTI charges by a number of financial institutions, including the Seattle Bank. During this same time, the NRSROs also downgraded a significant number of PLMBS, including some of our investments, which has further adversely impacted the market values of these securities.

Renewed deterioration of the U.S. housing market and the economy in general could lead to additional OTTI-related credit losses on our PLMBS, which, among other things, would negatively affect our financial condition and results of operations. In addition, because we believe that the collateral underlying a number of our PLMBS may not accurately support the stated characteristics of the securities, we could incur additional OTTI charges if the collateral does not perform as forecast. For additional information, see Note 8 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements,” and "Part I. Item 3. Legal Proceedings" in this report.
The measures taken by the Federal Reserve intended to depress interest rates could adversely impact our business, including our financial condition and results of operations.
As discussed in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—2012 Market Conditions," the Federal Reserve has taken several measures intended to depress short-term and longer-term interest rates. These measures could adversely affect our business in various ways, including by discouraging our members from holding mortgages in their asset portfolios and reducing their need for wholesale funding, and through our receipt of lower market yields on our investments and faster prepayments on our investments coupled with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted to the extent that the foregoing or similar risks are realized without being offset by beneficial effects of these measures.
A sustained period of low interest rates or rapid changes or fluctuations in interest rates could increase our exposure to interest-rate risk and adversely affect our financial condition and results of operations.
We earn net interest income from the spread between the income we earn on our assets and our debt funding costs (spread income) and from the income we earn on our short- and long-term investments obtained by leveraging our members' capital. Although low interest rates reduce earnings on invested capital, our spread income is generally only negatively impacted by lower interest rates if we are unable to maintain the spread between the interest earned on our assets and our debt issuance costs. However, low interest rates adversely impact our net interest income in the following three significant ways:

•
The interest income on our variable interest-rate advances and PLMBS investments and the return on our short-term investment portfolio decline as interest rates decline. Because a significant percentage of our assets have variable interest rates or have short terms to maturity, sustained periods of low interest rates have reduced and will continue to reduce our net income;

•
The amount of additional interest income generated by investing our capital is directly related to interest rates, with sustained periods of low interest rates, such as we have experienced in recent years, reducing our returns on and the availability of suitable investments; and

•	Declines in interest rates generally result in increased prepayments on mortgage-related assets such as our higher-yielding mortgage loans held for portfolio and our fixed interest-rate MBS.
In addition, our net interest income is affected by fluctuations in interest rates, which may be driven by economic factors. In this regard, mortgage-related assets are our predominant source of interest-rate risk, as changes in interest rates generally affect both the value of our mortgage-related assets and prepayment rates on those assets. Changes in estimates of prepayment behavior create volatility in interest income because the change to an expected yield on a pool of mortgage loans or MBS, prompted by a new forecast of prepayment behavior, requires an adjustment to cumulative amortization of the asset in order for the financial statements to reflect that yield going forward. When interest rates decline, prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Further, the bank is not fully hedged against changes in, among other things, interest rates, mortgage spreads, and basis risk. Our effective management of interest-rate risk depends upon our ability, given prevailing and anticipated market conditions, to evaluate and execute appropriate funding strategies and hedging positions for our assets and liabilities. We believe our market-risk measurement and monitoring processes enable us to effectively manage interest-rate risk. Nevertheless, a rapid or significant drop in long-term interest rates could result in, among other things, faster-than-expected prepayments and lower-than-expected yields on mortgage-related assets, which could contribute to lower net interest income. Further, a rapid change or significant volatility in interest rates could result in additional hedging costs and unrealized market-value losses, which could adversely impact our financial condition and results of operations.

The ability of the FHLBanks, including the Seattle Bank, to access the capital markets on acceptable terms and at appropriate times as their primary source of funding may be adversely affected by market disruptions resulting from changes in the credit ratings of FHLBank System debt or of the U.S. government.
In 2011, S&P and Moody's each took negative actions regarding the credit ratings of the individual FHLBanks and the FHLBank System's consolidated obligations based on implications regarding U.S. government support of the FHLBanks' and the FHLBank System's debt. Additional downgrades in credit ratings and outlooks regarding U.S. government debt obligations (and, in turn, those of GSEs, including the FHLBanks) could result in higher funding costs or disruptions in FHLBank access to the capital markets. Further, member demand for certain advance products could weaken due to increases in advance interest rates, which are based on our cost of funds.
Less demand for the FHLBank System’s debt issuances or other adverse market-related conditions, perceptions or pressures, may adversely affect our access to funding.
We compete with Fannie Mae, Freddie Mac, and other GSEs, including other FHLBanks, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds acquired through the issuance of debt in the national and global debt markets. Increases in the supply of competing debt products or instability in global credit markets, including the sovereign debt of countries in the European Union, may result in higher debt costs or lower amounts of debt issued by the FHLBanks than historically has been the case. Although the FHLBank System’s debt issuances have kept pace with our members' funding needs, there can be no assurance that this will continue.
Generally, our ability to obtain funds through the issuance of debt depends in part on prevailing conditions in the capital markets, which are beyond our control. If we cannot access funding when needed and on acceptable terms, our ability to offer attractive advance pricing could be adversely affected, which could negatively affect our financial condition and results of operations and the value of Seattle Bank membership. In addition, our borrowing costs and access to funds could be adversely affected by changes in investor perception of the systemic risks associated with the housing GSEs. Issues relating to the FHLBanks and the conservatorships of Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived such obligations as bearing greater risk than some other debt products. Further, under the proposed Basel III LCR calculation of liquid assets for internationally active banks, the FHLBank System's consolidated obligations are considered Level II assets and subject to both a discount and a cap. Should the Basel III liquidity framework be adopted as proposed, demand for FHLBank System debt could decline if investors shift to investments not subject to the discount or cap. Related or similar actions could put more pressure on the cost of our consolidated obligations and on our ability to issue debt, which could negatively impact our business.
Our financial condition and results of operations could be adversely affected by our inability to enter into derivative instruments on acceptable terms.
We use derivatives to reduce our interest-rate risk and funding costs. Our effective use of derivatives depends upon our ability to determine appropriate hedging positions for our assets and liabilities based on prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties on terms acceptable to us and in quantities necessary to hedge our assets and liabilities. New statutory and regulatory requirements resulting from the Dodd-Frank Act, including the clearing of certain derivative transactions through a third-party clearinghouse and new interest-rate swap execution agreements, take effect in 2013. Under these requirements, these cleared trades will be subject to margin requirements established by the clearinghouse and its clearing members. Although clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades could make derivatives more costly and less attractive as risk management tools for the FHLBanks, including the Seattle Bank. In addition, all derivative transactions not subject to exchange trading or centralized clearing will be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. If we are unable to manage our hedging positions properly or are unable to enter into derivative contracts on acceptable terms, we may incur higher funding costs and be unable to effectively manage our interest-rate risk, negatively affecting our financial condition and results of operations.
The FHLBanks are subject to a complex body of laws and regulations, such as the Dodd-Frank Act, and proposed legislation, including GSE reform, which could have an adverse impact on our financial condition and results of operations.
The FHLBanks are GSEs organized under the authority of the FHLBank Act and are governed by federal laws and regulations of the Finance Agency. From time to time, Congress has amended the FHLBank Act and passed other legislation, significantly affecting the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. For example, as discussed above, the Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the Seattle Bank to hedge interest-rate and other risks, which could adversely impact our cost of funds. The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. For example, the FDIC's final rule revising the assessment system applicable to FDIC-insured financial institutions resulted in our advances being included in our members' assessment base. We believe this rule has negatively impacted demand for our advances, particularly at quarter-end dates, as our members have modified their borrowing practices to minimize their assessment bases. It is not possible to predict all of the effects of the Dodd-Frank Act and its related rules and regulations, on the FHLBanks, including the Seattle Bank, or their members until the implementing rules and regulations are drafted, finalized, and effective.
Further, the U.S. Congress continues to consider possible reforms to the U.S. housing finance market and GSE reform. The potential effect of housing finance and GSE reform on the FHLBanks, including the Seattle Bank, is unknown at this time and will depend on the legislation, if any, that is ultimately enacted.
In addition, under the proposed Basel III LCR calculation of liquid assets for internationally active banks, unused lines of credit with FHLBanks are not recognized as readily available liquidity, a significant component in the value of FHLBank membership. Failure to recognize FHLBank advances as a liquidity component could diminish the perceived benefit and attractiveness of membership in an FHLBank for those banks managing to the Basel III liquidity requirements.
In general, we cannot predict what additional regulations will be issued or what additional legislation may be enacted or their effects on our business, financial condition, or results of operations. Changes in our regulatory or statutory requirements or in their application could result in, among other things, changes in our cost of funds or liquidity requirements, increases in retained earnings requirements, debt issuance limits, restrictions on the form of dividend payments, capital redemption and repurchase limits, restrictions on permissible business activities, or increased compliance costs.
See "Part I. Item 1. Business—Legislative and Regulatory Developments" for additional information regarding laws and regulations that may negatively affect the Seattle Bank.
Changes in the application of relevant accounting standards or practices in the marketplace, especially those related to the accounting for and measuring of the fair value of derivatives, could materially increase the volatility of our earnings.
We are subject to earnings volatility because of our use of derivatives, which are subject to the application of GAAP in accounting for those derivatives. The earnings volatility associated with derivatives is primarily due to the accounting treatment of hedge ineffectiveness, which is the difference in the amounts recognized in earnings for the changes in the fair values of a derivative and the related hedged asset or liability. Divergence in the interest-rate bases used to measure the fair values of certain derivative instruments and the corresponding hedged instruments could cause such hedges to fail effectiveness testing. The resulting accounting treatment requires the cessation of recording changes in the fair values of the formerly hedged instruments while still recording changes in the fair value of the derivatives and the initiation of basis adjustment amortization, which could cause increased volatility in our financial condition and results of operations.
In addition, from time to time, the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting guidance that governs the preparation of financial statements and accompanying notes. These changes are beyond our control and could materially impact how we report our financial condition and results of operations. The implementation of new or revised accounting guidance, which may require retrospective application to previous reporting periods, could result in material changes to our financial condition and results of operations.
We face competition for advance business, which could adversely affect our net income.
We compete for advance business with other sources of funding, including our members’ retail deposits, brokered deposits, the Federal Reserve, commercial banks, investment banks, and other FHLBanks. Member demand for our advances is affected by multiple factors, including retail loan demand, consumer and business deposit levels, and the cost of our advances relative to the cost and availability of these other funding sources. The availability of alternative funding sources for our members can vary as a result of a number of factors, including market conditions, the member’s creditworthiness, and available collateral.
Exposure to counterparty credit risk may adversely affect our business, including our financial condition and results of operations.
We are subject to credit risk from the secured and unsecured investments in our investment portfolio, mortgage loans held for portfolio, and derivatives. Severe economic downturns, volatility in the global credit markets, depressed real estate values (both residential and non-residential), changes in monetary policy, and other events have led and may further lead to counterparty defaults relating to these assets, which have negatively affected and could continue to negatively affect our business, including our financial condition and results of operations. For example, we have invested in PLMBS with market values now significantly below their purchase prices and on which we have taken significant OTTI charges. Should market conditions, collateral credit quality, or performance of the loans underlying our PLMBS deteriorate beyond our current expectations, we could incur additional losses on our investments, including additional OTTI losses, which could materially impact our results of operations, retained earnings, our ability to continue our quarterly capital stock repurchase program, and future dividend payments.
In addition, although our mortgage loans held for portfolio and our MBS are geographically disbursed throughout the U.S., the occurrence of a major natural or other disaster in the U.S., such as occurred in the northeast during 2012, could result in significant damage or destruction to residences securing these mortgage-based assets. Should delinquencies or foreclosures increase on such properties, we could incur additional losses on our investments and mortgage loans held for portfolio, adversely impacting our financial condition and results of operations.
We also hold a significant amount of short-term investments and derivatives with a limited number of secured and unsecured counterparties, which include U.S.-based institutions, U.S. subsidiaries of foreign commercial banks, and U.S. branches and agency offices of foreign commercial banks. Although we actively monitor and limit our exposure to these counterparties and believe the likelihood of failure of any of them to be low, any such failure, particularly of an unsecured counterparty, could have a significant adverse effect on our financial condition and results of operations, as well as our ability to operate our business.
Further, the disruptions in the global markets that have occurred over the last several years, including disruptions in the U.S. credit markets, have significantly increased the volatility of the basis risk of our mortgage-related assets. Because we have elected not to hedge this risk, additional widening of the credit spread or indirect exposure to losses in the European markets could negatively impact our market value of equity and increase our unrealized market-value loss.
Insufficient collateral protection on advances could adversely affect our financial condition and results of operations.
We require that all outstanding advances be fully collateralized with eligible collateral. We evaluate the types of collateral pledged by our members and assign borrowing capacities based on the risks associated with the type of collateral pledged. Although we seek to obtain sufficient collateral on outstanding advances to protect the bank from credit losses, changes in market conditions or other factors, such as volatility or rapid changes in interest rates, may cause the collateral to deteriorate in value. Although we have never experienced a borrower default on the repayment of an advance, should one occur, insufficient collateral protection could lead to a credit loss, adversely affecting our financial condition and results of operations.
We rely on quantitative models (and qualitative analyses) to manage risk and make business decisions, including determining whether securities are other-than-temporarily impaired, and if those models or analyses fail to produce reliable results, our business, financial condition, and results of operations could be adversely affected.
We make significant use of internal and third-party models to measure and monitor our risk exposures. We use the information from these models to make decisions relating to strategies, initiatives, transactions, products, risk-based capital requirements, and valuation of our assets and liabilities. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future advance demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future results or events. Incorrect data or assumptions used with these models are likely to produce unreliable results. When market conditions change rapidly and dramatically, as they have in recent years, the data and assumptions used for our models may not keep pace with changing conditions. Although we mitigate the risk of unreliable modeling results by, among other things, benchmarking and periodic validation of models, data, and results, if these models fail to produce reliable results, we may not make appropriate risk management or business decisions, which could adversely affect our earnings, liquidity, capital position, or financial condition.
Loan modification and liquidation programs could have an adverse impact on the yield on or value of our mortgage-related assets.
Since 2008, as mortgage loan delinquencies and loss severities have increased, a number of mortgage servicers have announced loan modification programs to mitigate losses, including reductions in the interest rates and principal balances of distressed borrowers' mortgage loans. Losses from these loan modifications may be allocated to investors in the MBS collateralized by these loans, such as the Seattle Bank, in the form of lower interest payments or reductions in future principal amounts received. Loan modification programs, as well as future legislative, regulatory, or other actions, including changes to bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely impact the value of our mortgage-related assets.

In addition, many mortgage servicers are contractually required to make interest and principal payments on delinquent loans, regardless of whether the servicer has received payment from the borrower. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. These reimbursements, combined with depressed property values in many geographic areas, may result in lower fair values or higher OTTI credit losses on our MBS investments and lower fair values and higher credit losses on our mortgage loans held for portfolio than we previously experienced or forecast, negatively impacting our financial condition and results of operations.
We rely heavily upon information systems and other technology (much of it provided by third parties), and failures in these systems or the management of these systems could adversely affect our ability to effectively operate our business.
We rely heavily upon information systems and other technology to conduct and manage our business, including a significant number of systems and technology provided by third parties. Our ability to maintain and upgrade our information systems and technology is dependent on the continued support capabilities of our third-party providers, availability of key personnel, a stable operating environment, and appropriate upgrade and enhancement strategies, which may require substantial capital expenditures from time to time. To the extent that we experience a significant failure or interruption in any of these systems or other technology due to business decisions or actions by our third-party providers, we may be unable to effectively conduct and manage our business. In addition, although we have established and maintain disaster recovery plans, we can provide no assurance that they will be able to prevent, or timely and adequately address or mitigate, the negative effects of any failure or interruption in our information systems and other technology. In addition, a natural disaster or other catastrophe, an act of terrorism, cyber attack, security breach, or a third-party error could cause such a failure or interruption. Although we are instituting a formal vendor review process which will take into account credit and financial strength of critical vendors, any significant failure or interruption in systems and technology could harm our business, customer relations, reputation, risk management, and profitability, which could negatively affect our financial condition and results of operations.
An inability to retain or attract key personnel may have a material adverse effect on our business.
Our success depends in large part on the services of key personnel, including those on our executive, finance, and information technology teams. Loss of key personnel or the inability to fill significant vacancies could have a material adverse impact on our ability to effectively run our business, including implementing the requirements of the Consent Arrangement. Retention and attraction of personnel with the applicable specialized skills can be difficult and we may not be able to retain or attract key personnel in the future.
Concerns related to OTTI exposure and restrictions on dividends and capital stock redemptions and repurchases at the Seattle Bank and other FHLBanks, as well as other actions, including downgrades in our credit ratings or outlook or those of the other FHLBanks or the FHLBank System, could adversely impact the marketability of our consolidated obligations, products, or services.
Over the last several years, the Seattle Bank and several other FHLBanks have reported, and may continue to report, earnings pressures, partially due to impairment charges taken on PLMBS and decreases in outstanding advances. During this period, the Seattle Bank and a number of other FHLBanks suspended dividends and limited capital stock repurchases to preserve capital, prompting significant attention from public and governmental organizations. If these earnings pressures continue, they could further raise investor and rating agency concerns about the credit quality of FHLBank System debt securities, which could result in higher and more volatile debt costs and, possibly, more difficulty in issuing debt, especially longer-term debt, at maturity points meeting our asset/liability management needs. If these events were to occur, our advance rates, which are generally based on our cost of funds, could increase, negatively impacting our advance volumes. In addition, should current or prospective counterparties perceive that the Seattle Bank has a higher credit-risk profile, it could cost us more to enter into interest-rate exchange agreements, negatively impacting our financial condition and results of operations.
If our shareholders conclude that their Seattle Bank stock is impaired, our business and financial performance could be adversely affected.
Our capital stock is subject to impairment risk, which is the risk that our shareholders could decide to write down the value of their investment in Seattle Bank capital stock based on their analysis of the recoverability of the stock’s $100 par value. Although we have implemented a modest excess stock repurchase program in 2012, shareholders could still determine that their investment in our capital stock is impaired, and our financial condition, results of operations, and business would be negatively affected as, among other things, members may be less willing to do business with us.

We could become liable for all or a portion of the consolidated obligations of any or all of the FHLBanks.
Although we are primarily liable for the allocated portion of debt issued on our behalf by the Office of Finance, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations of the FHLBank System. The Finance Agency, at its discretion, may require any FHLBank to make the principal or interest payments due on any other FHLBank’s consolidated obligations, even in the absence of a default of an FHLBank, allocating the liability among one or more FHLBanks on a pro rata basis or on any other basis. Although no FHLBank has ever defaulted on a consolidated obligation and the joint and several requirements have never been invoked, we could incur significant liability beyond our primary obligations due to the failure of other FHLBanks to meet their obligations if the Finance Agency deemed us liable for another FHLBank’s consolidated obligation. Any such liability would negatively affect our financial condition and results of operations, as well as further limit our ability to pay dividends or repurchase or redeem our member capital stock.
In addition, in 2006, the FHLBanks entered into an agreement where, in the event that one or more FHLBanks does not fund its principal and interest payments under a consolidated obligation by deadlines agreed upon by the FHLBanks, the other FHLBanks will be responsible for those payments as described in the agreement. Although no FHLBank has failed to timely fund its principal and interest payments since the agreement was put into place, we could incur increased short-term borrowing costs if we should be required to participate in making such payments under the agreement.
Significantly lower earnings or net losses at other FHLBanks could increase our AHP assessments if we are required to make contributions in order to ensure that the minimum statutory amounts are funded by the FHLBank System.
Annually, the FHLBanks must set aside the greater of $100 million or 10% of regulatory net earnings to fund the AHP. If the total annual earnings before AHP expenses of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10% of its net earnings to meet the minimum $100 million annual AHP contribution. If the Seattle Bank were required to contribute under such a scenario, the additional AHP contribution would reduce our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We currently occupy 47,232 square feet of leased space at our headquarters in Seattle, Washington. Our total leased space at this location is 91,734 square feet under a 20-year lease, which expires on April 30, 2013. In March 2007, we executed a sublease with a third party for 7,406 square feet of unused office space at our headquarters beginning on November 1, 2007 and expiring on April 30, 2013, and in October 2008, we executed a sublease for an additional 15,666 square feet of unused office space at our headquarters expiring on April 30, 2013. In June 2011, we executed a sublease with another third party for 21,430 square feet of unused space at our headquarters beginning on August 1, 2011 and expiring on April 30, 2013.
We also lease 2,920 square feet of space at a second location in the Seattle area as a disaster recovery facility under an 18-month lease, which expires on August 31, 2014, and 250 square feet of space as a recovery data center in Spokane, Washington, which expires in July 2013. In February 2013, we leased 175 square feet of space as a data center in Seattle, Washington, which expires in February 2018.
In October 2012, we executed an agreement for 54,348 square feet of leased space, as a new location for our headquarters in Seattle, Washington. The term of the lease is 130 months and begins on May 1, 2013. The lease includes a five-year extension option following the initial lease term.

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
PLMBS Legal Proceedings
On December 23, 2009, the Seattle Bank filed a number of complaints in the Superior Court of Washington for King County relating to PLMBS securities that the Seattle Bank purchased from various securities dealers and financial institutions. The complaints assert that the applicable defendants made untrue statements and omitted important information in connection with their sale of the PLMBS securities to the Seattle Bank. In all complaints, the Seattle Bank is requesting rescission of its purchase of the PLMBS and repurchase of the PLMBS by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the PLMBS received by the Seattle Bank.
The following table lists the number of PLMBS securities and original principal amounts purchased by the Seattle Bank and the defendants in each complaint.

Defendants	Number of PLMBS Securities	Original $ Amount Purchased
(in millions, except number of securities)
Morgan Stanley & Co., Inc., Morgan Stanley Capital, Inc., Redwood Trust, Inc., and Sequoia Residential Funding, Inc.	2	$233.5
Countrywide Securities Corporation, CWALT, Inc., Countrywide Financial Corporation, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (1)	6	461.9
Banc of America Securities LLC, CWALT, Inc., Countrywide Financial Corporation, Banc of America Funding Corporation, and Bank of America Corporation (1)	2	135.5
Credit Suisse Securities (USA) LLC f/k/a Credit Suisse First Boston LLC, Credit Suisse First Boston Mortgage Securities Corp., and Credit Suisse Management LLC f/k/a Credit Suisse First Boston Management LLC	4	248.7
Deutsche Bank Securities, Inc., Deutsche Alt-A Securities, Inc., and DB Structured Products, Inc.	1	63.7
Goldman, Sachs & Co., GS Mortgage Securities Corp., and Goldman Sachs Mortgage Company	5	365.0
Merrill Lynch, Pierce, Fenner & Smith Inc., Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Capital, Inc. (1)	1	100.0
UBS Securities LLC, CWALT, Inc., Countrywide Financial Corporation, and CWMBS, Inc. (1)	4	658.6
Barclays Capital, Inc., BCAP LLC, and Barclays Bank PLC	4	661.9
Bear, Stearns & Co., Inc., Structured Asset Mortgage Investments II, Inc., and The Bear Stearns Companies, Inc. (2)	10	719.4
RBS Securities, Inc. f/k/a Greenwich Capital Markets, Inc., Greenwich Capital Acceptance, Inc., and RBS Holdings USA, Inc. f/k/a Greenwich Capital Holdings, Inc.	4	360.0

(1)
Bank of America Oregon, N.A., which is affiliated with these defendants, is a member of the Seattle Bank but is not a defendant in this action. Bank of America Oregon, N.A. held 21.5% of the Seattle Bank’s capital stock as of December 31, 2012.

(2)
JPMorgan Chase Bank, N.A., which may be deemed affiliated with these defendants, is not a named defendant in this action. JPMorgan Chase Bank, N.A. held 27.5% of the Seattle Bank’s capital stock as of December 31, 2012.

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
Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of our outstanding capital stock is owned by our members, except in limited circumstances (e.g., for a period after a member is acquired by a nonmember). We conduct our business almost exclusively with our members. Our members purchase shares of our capital stock at its $100 par value per share to meet membership and activity-based purchase requirements. There is no market for our capital stock, and our capital stock is not publicly traded. We may be required to redeem Class A capital stock at $100 par value per share six months and Class B capital stock at $100 par value per share five years after receipt of a written request from a member, subject to regulatory, Board, and Capital Plan limitations. Because of the Consent Arrangement, we are currently unable to redeem or repurchase Class A or Class B capital stock prior to or at the end of the statutory six-month or five-year redemption periods, except as described below.
In September 2012, the Finance Agency approved our current excess capital stock repurchase program and, under this program in 2012, we repurchased $48.3 million of excess stock, $16.9 million of which was classified as equity ($6.6 million of excess Class A and $10.3 million of excess Class B) and $31.4 million of which was classified as mandatorily redeemable capital stock ($15.0 million of excess Class A and $16.4 million of excess Class B). Any capital stock redemptions or repurchases (including those under our excess capital stock repurchase program) are subject to prior Finance Agency approval. Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Consent Arrangement, in 2013, in addition to our $25 million quarterly excess stock repurchases, we will begin, at our discretion, repurchases of excess stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010.
On May 12, 2009, as part of the Seattle Bank’s efforts to correct our then risk-based capital deficiency, the Board suspended the issuance of Class A capital stock to support new advances, effective June 1, 2009. Pursuant to amendments to our Capital Plan, our current Capital Plan provides for two classes of stock, Class A capital stock and Class B capital stock, each of which has a par value of $100 per share. Each class of stock can be issued, transferred, redeemed, and repurchased only at par value.
As of February 28, 2013, we had 367 shareholders holding 26,213,243 shares of our Class B capital stock and 103 shareholders holding 1,372,449 shares of our Class A capital stock. Of the outstanding shares,11,581,608 of Class B shares and

282,105 of Class A shares were reclassified for financial reporting purposes from capital stock to mandatorily redeemable capital stock liability.
See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Seattle Bank Stock” for additional information.
Dividends
Under our Capital Plan, our Board generally can declare and pay dividends, in either cash or capital stock, only from unrestricted retained earnings or current net earnings, at its discretion. However, in September 2006, the Board adopted a resolution limiting dividends on Class A capital stock to cash. On December 28, 2006, the Finance Agency adopted a resolution limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2012, we had excess stock of $2.1 billion, or 5.9% of our total assets. As a result of the Consent Arrangement, we are currently unable to declare or pay dividends without approval of the Finance Agency.
We declared and paid no dividends on our Class A or Class B capital stock during 2012 or 2011. We cannot estimate when, or if, we will resume dividend payments. Any payment of future dividends will be subject to the requirements, limitations, the policies described above, the discretion of our Board, and the continued satisfaction of regulatory and capital plan requirements. Further, the amount and timing of dividends will depend on many factors, including our financial condition, earnings, capital requirements, retained earnings policy, regulatory constraints, legal requirements, and other factors that our Board deems relevant.
See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Dividends and Retained Earnings—Dividends" for additional information regarding dividend limitations.
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the Seattle Bank should be read in conjunction with “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements,” as well as the unaudited supplementary data, and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this report.

Selected Financial Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$35,420	$40,184	$47,208	$51,094	$58,362
Investments (1)	25,039	27,369	30,499	23,817	16,005
Advances	9,135	11,292	13,355	22,257	36,944
Mortgage loans held for portfolio, net (2)	1,060	1,357	3,209	4,106	5,087
Deposits and other borrowings	541	287	503	340	582
Consolidated obligations: (3)
Discount notes	21,417	14,034	11,597	18,502	15,878
Bonds	10,497	23,221	32,479	29,762	38,591
Total consolidated obligations	31,914	37,255	44,076	48,264	54,469
Mandatorily redeemable capital stock	1,187	1,061	1,022	946	918
AHP payable	19	13	5	9	16
Capital stock:
Class A capital stock - putable	109	119	126	133	118
Class B capital stock - putable	1,463	1,621	1,650	1,717	1,730
Total capital stock	1,572	1,740	1,776	1,850	1,848
Retained earnings:
Unrestricted	189	132	73	52	(79)
Restricted	39	25	—	—	—
Total retained earnings	228	157	73	52	(79)
AOCL	(227)	(611)	(667)	(909)	(3)
Total capital	1,573	1,286	1,182	993	1,766
Statements of Income (for the years ended)
Interest income	$316	$369	$574	$878	$2,247
Net interest income after (benefit) provision for credit losses	126	96	176	214	179
Other income (loss)	24	64	(86)	(323)	(319)
Other expense	71	67	62	53	59
Income before assessments	79	93	28	(162)	(199)
Assessments	8	9	7	—	—
Net income (loss)	71	84	21	(162)	(199)

Selected Financial Data (Continued)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
(in millions, except percentages)
Financial Statistics (for the year ended)
Return on average equity	4.98%	6.40%	1.87%	(13.94)%	(7.84)%
Return on average assets	0.19%	0.19%	0.04%	(0.30)%	(0.29)%
Average equity to average assets	3.90%	2.95%	2.14%	2.15%	3.76%
Regulatory capital ratio (4)	8.43%	7.36%	6.08%	5.58%	4.60%
Net interest margin (5)	0.34%	0.23%	0.35%	0.40%	0.27%
Dividends (for the year ended)
Dividends paid in cash	$—	$—	$—	$—	$29
Annualized dividend rate:
Class A stock - putable (6)	—%	—%	—%	—%	2.31%
Class B stock - putable (6)	—%	—%	—%	—%	0.95%
Dividend payout ratio (7)	—%	—%	—%	—%	(14.20)%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $2.3 million, $5.7 million, $1.8 million, $626,000, and $0, for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

(3)
Consolidated obligations are the joint and several obligations of all the FHLBanks. The amounts shown are the consolidated obligations, net for which the Seattle Bank is primary obligor. See "Part I. Item 1. Business—Debt Financing" for information on our percentage of overall outstanding FHLBank System debt.

(4)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(5)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.
(6)	Annualized dividend rates are dividends paid in cash and stock, divided by the average balance of capital stock eligible for dividends during the year.
(7)	Dividend payout ratio is defined as dividends declared in the period expressed as a percentage of net income (loss) for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
This discussion and analysis reviews our financial condition as of December 31, 2012 and 2011 and our results of operations for the years ended December 31, 2012, 2011, and 2010. It should be read in conjunction with our audited financial statements and notes for the years ended December 31, 2012, 2011, and 2010 included in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" in this report. Our financial condition as of December 31, 2012 and our results of operations for the year ended December 31, 2012 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2013 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like other FHLBanks, our mission is to provide access to liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in MBS and debt obligations that increase our core mission assets and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need.
Our primary business is providing wholesale funding, or advances, to our members. We earn net interest income from the following sources: (1) net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less interest accrued or paid on consolidated obligations, deposits, and other borrowings funding those assets; and (2) earnings from capital, which is the return from investing our members' capital. Our principal funding derives from consolidated obligations issued by the Office of Finance as our agent. We are primarily liable for repayment of consolidated obligations issued on our behalf, and we are jointly and severally liable for consolidated obligations issued on behalf of the other FHLBanks. We believe many variables influence our financial performance, including interest-rate changes in the financial markets, yield-curve shifts, availability of wholesale funding, and general economic conditions.
Financial Condition and Results
Historical Operations
The global financial crisis that began in 2007, the subsequent economic recession, and the slow recovery from those events affected all sectors of the U.S economy and significantly impacted our business in a number of ways, including adversely affecting our advance levels, net interest-rate spread, and earnings on capital. In response to the financial crisis and recession, the U.S. government enacted legislation, including the Emergency Stabilization Act of 2008, the Housing Act, and American Recovery and Reinvestment Act of 2009. In addition, the Federal Reserve implemented a number of actions and programs to stabilize and stimulate the economy. As a result of these actions and legislation, among other things, the federal funds rate declined to near zero, interest rates on mortgage loans declined to historic levels, retail deposit levels increased significantly, and the capital levels of banks and other financial institutions began to stabilize. These factors resulted in further declines in advance demand, as our members focused on maintaining or improving their capital levels and relying on customer deposits to fund the low level of consumer loan activity. Between 2008 and 2012, we lost over 10% of our membership, including two of our largest members and borrowers, to merger, acquisition, or closure by the FDIC or NCUA. These changes in our membership contributed, in part, to a significant decline in our outstanding advances between 2008 and 2012. Further, the very low interest-rate environment negatively impacted our net interest-rate spread and significantly impacted our earnings from capital.
The prevailing economic weakness particularly impacted the U.S. housing market, with many areas in the United States experiencing significant declines in housing prices and significant increases in delinquency and foreclosure rates on mortgage loans. This, in combination with large inventories of unsold properties, current and forecasted borrower defaults and mortgage foreclosures, and mortgage origination and servicing issues (including questionable underwriting, quality control practices of originators, and other issues that delayed some foreclosures and liquidations), negatively impacted the credit quality and market value of many MBS, particularly PLMBS. These declines in credit quality and market value materially impacted the Seattle Bank because we own a large portfolio of variable interest-rate PLMBS. We had purchased these variable interest-rate PLMBS investments (which were rated "AAA" at the time of purchase) between 2005 and 2008 because they were expected to provide a higher return with lower interest-rate risk than the short-term investments in which we had been investing.
Due to deteriorating credit quality and market values of the mortgages underlying our PLMBS, beginning in third quarter 2008, we began incurring significant OTTI losses on a number of our PLMBS investments. In addition, the very low market value of these investments resulted in our failure to meet our minimum risk-based capital requirement as of December 31, 2008, March 31, 2009, and June 30, 2009. In August 2009, the Finance Agency deemed the Seattle Bank to be undercapitalized, and we became subject to a number of business restrictions imposed by the Finance Agency. These included restrictions from repurchasing, redeeming, and paying dividends on our capital stock (see Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for further information on these restrictions). In October 2010, the Seattle Bank entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. As discussed below, while the Seattle Bank remains subject to the Consent Arrangement, in September 2012, the Finance Agency reclassified the Seattle Bank as adequately capitalized, and we subsequently implemented a modest stock repurchase program. See "—Seattle Bank Strategic Goals" below.
2012 Market Conditions
After a mixed performance in the first half of 2012, U.S. economic indicators generally improved during the second half of the year. Among other things, favorable trends included improvements or stabilization in regional housing prices, declines in inventories of unsold properties, and improvements in U.S. employment statistics. Actions taken or announced by the European Central Bank and the Federal Reserve during the second half of 2012 led, to a certain extent, to the reduction of some of the volatility in the global credit markets.
Interest rates remained very low throughout 2012, with the Federal Reserve indicating in December 2012 that it anticipates that the current very low federal funds rate will be appropriate for, among other things, at least as long as the unemployment rate remains above 6.5% and inflation remains below 2.5%. The Federal Reserve continued to purchase medium- and longer-term MBS, which had the effect of reducing the supply of MBS available in the market and generally compressing the yields on available MBS investments. These actions and the possibility of additional governmental stimulus or other actions have placed, and are expected to continue to place, downward pressure on interest rates, especially longer-term interest rates. Although mortgage interest rates continued to be at or near record low levels, borrowing and lending activity remained weak throughout 2012.
Although delinquency and foreclosure rates on mortgage loans and inventories of unsold properties remain high, the U.S. housing market began to improve, particularly in the second half of 2012, with many areas in the United States experiencing stabilization or increases in housing prices. As a result, the market value of many PLMBS improved, including those owned by the Seattle Bank, and in general, OTTI losses declined in 2012.
2012 Financial Condition and Operating Results
As of December 31, 2012, we had total assets of $35.4 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $228.2 million, compared to total assets of $40.2 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $157.4 million as of December 31, 2011.
Our outstanding advances declined to $9.1 billion as of December 31, 2012, from $11.3 billion as of December 31, 2011, as our members generally continued to experience high levels of retail deposits and low borrowing and lending activity, which continued to depress their demand for wholesale funding, including FHLBank advances. As of December 31, 2012, our investments declined to $25.0 billion, from $27.4 billion as of December 31, 2011, primarily due to our March 2012 decision to implement a dollar level cap on our investment portfolio.
We recorded $70.8 million, $84.0 million, and $20.5 million of net income for the years ended December 31, 2012, 2011, and 2010. The year-over-year changes in net income for 2012 and 2011, compared to previous periods, primarily reflected the impact of a $73.9 million gain on our sale of mortgage loans in 2011, with no similar transactions in 2012 or 2010, and lower credit-related losses on our PLMBS determined to be other-than-temporarily impaired in 2012 and 2011. We recorded $11.1 million, $91.2 million, and $106.2 million of additional credit losses on our PLMBS for the years ended December 31, 2012, 2011, and 2010. The additional credit losses in each year were due to changes in assumptions regarding delinquency rates, foreclosure rates, loss severity rates, actual and future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities. We recorded gains on derivatives and hedging activities of $36.8 million, $85.9 million, and $31.0 million in 2012, 2011, and 2010. The year-over-year changes were primarily due to the effect of the interest-rate swaps hedging certain of our AFS securities and market value changes in our fair value hedging transactions. The net gain in 2010 included a positive effect of $8.9 million from a modeling refinement made in June 2010 relating to our valuation of certain of our derivatives. There was no such effect in 2012 or 2011.
We reported net interest income after benefit/(provision) for credit losses of $125.9 million, $97.0 million, and $176.1 million for the years ended December 31, 2012, 2011, and 2010. Net interest income increased in 2012, compared to 2011, primarily due to lower funding costs and changes in our investment mix, including a shift from short-term unsecured investments into medium- and longer-term investments such as agency MBS, housing finance agency bonds, and other guaranteed bonds, which resulted in higher income from investments. Net interest income decreased in 2011, compared to 2010, primarily due to the significantly lower balance of mortgage loans held for portfolio and lower returns on our short-term and variable interest-rate investments. In addition, we recorded a benefit for credit losses of $2.9 million for the year ended December 31, 2012 and provisions for credit losses of $3.9 million and $1.2 million in 2011 and 2010. The partial release of the allowance for credit losses in 2012 resulted from: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million in our allowance for credit losses. In addition, net interest income in 2012 and 2011 was negatively impacted by premium amortization on certain hedged AFS securities of $31.1 million and $50.1 million for the years ended December 31, 2012 and 2011, although the amortization was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) (also see "—Results of Operations for the Years Ended December 31, 2012, 2011, and 2010—Other Income (Loss)" below).
Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain financial and operational thresholds, we may begin repurchasing capital stock at par value. Further, we may again be in position to redeem certain capital stock from members and begin paying dividends once we:

•	Achieve and maintain certain financial and operational metrics;

•
Remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and

•	Return to a safe and sound condition as determined by the Finance Agency.
The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, AOCL, and the ratio of market value of equity to par value of common stock (MVE to PVCS ratio). With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of December 31, 2012 and 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of	As of	As of
	December 31, 2012	December 31, 2011	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$228,236	$157,438	$76,835
AOCL	(226,468)	(610,612)	(770,317)
MVE to PVCS ratio	95.1%	74.4%	67.8%
Although remediation of the Consent Arrangement requirements is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase our core mission asset activity. In adopting this approach, in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased the amount of core mission investments, such as state housing agency bonds. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and dividend payments on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could have a material adverse consequence to our business, including our financial condition and results of operations.
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
Seattle Bank Strategic Goals
We are committed to fulfilling the goals that support our return to normal operations (defined as being able to repurchase excess stock, redeem stock on its statutory schedule, and pay dividends). Our strategic goals include:

•	Strengthening our balance sheet while employing sound risk management strategies;

•	Strengthening our capital position through growth in our retained earnings;

•	Improving our MVE to PVCS ratio;

•	Providing a competitive return on capital investment to our shareholders; and

•	Increasing our concentration of core mission assets.
During 2012, we reached a number of significant milestones toward the achievement of these goals and our return to normal operations. For example, in September 2012, the Finance Agency reclassified the Seattle Bank to adequately capitalized, and after receiving Finance Agency approval, we repurchased $48.3 million in excess capital stock in 2012. Further, in October 2012, we received Finance Agency approval to accept municipal securities as collateral for advances and to re-initiate membership recruitment of insurance companies located within our district. We have also received approval to implement MPF Xtra®, a program in which we will act as a conduit between our participating members and the FHLBank of Chicago, which will concurrently sell the mortgages to Fannie Mae. We believe that expanding and diversifying our membership base and product offerings and providing our members with additional collateral categories to support their borrowings will strengthen the Seattle Bank cooperative and, in the case of MFP Xtra®, generate nominal fee income. We are currently in the process of implementing these programs.
In 2011, we introduced several key metrics that we use to aid in tracking our progress in achieving our goals. As noted above, we continued to make progress on these metrics, with our retained earnings, AOCL, and MVE to PVCS ratio improving significantly, primarily due to our 2012 net income and increases in the fair values of AFS securities determined to be other-than-temporarily impaired. In addition, our return on PVCS for the year ended December 31, 2012 was 2.53% compared to the 2012 average federal funds rate of 0.14%. The 2011 return on PVCS was 3.00%, compared to the 2011 average annual federal funds rate of 0.10%. Return on PVCS in 2011 was significantly impacted by our sale of mortgage loans in third quarter 2011.
Going forward, we will be modifying the metric comparing the return on our PVCS to the federal funds rate, replacing the comparison interest rate with average annual one-month LIBOR, which we believe is a more relevant metric for our members' expected return on their capital stock investment in the Seattle Bank. Our returns on PVCS for 2012 and 2011 compared favorably to average annual one-month LIBOR of 0.24% and 0.23% for the same periods.
In 2013, we are adding an additional key metric, the core mission activity (CMA) assets to total assets ratio. We believe measuring and reporting improvements in CMA assets (which include advances, letters of credit, and acquired member assets, such as mortgage loans and housing finance agency obligations) as a percentage of our total assets will increase our focus on our core business and mission. Our ratio of CMA assets to total assets as of December 31, 2012 was 32.2%.
In 2013, we expect to face a number of continuing challenges, including low advance volumes, the possibility of deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. However, we will continue to execute on opportunities to strengthen our balance sheet, maintain our focus on our mission and business goals, and minimize our financial and other risks.

Financial Condition as of December 31, 2012 and 2011
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of December 31, 2012 declined from December 31, 2011, to $9.1 billion from $11.3 billion, and to 25.8% from 28.1%. As of December 31, 2012, our investments declined to $25.0 billion, from $27.4 billion as of December 31, 2011. Due to the overall decrease in total assets, our investments as a percentage of total assets increased to 70.7% as of December 31, 2012, from 68.1% as of December 31, 2011. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase core mission asset activity. In adopting this approach in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased the amount of core mission investments, such as state housing agency bonds. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.

The following table summarizes our major categories of assets as a percentage of total assets as of December 31, 2012 and 2011.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	December 31, 2012	December 31, 2011
(in percentages)
Advances *	25.8	28.1
Investments:
Short-term	36.7	41.4
CMA investments *	2.0	—
Other medium-/long-term	32.0	26.7
Subtotal	70.7	68.1
Mortgage loans *	3.0	3.4
Other assets	0.5	0.4
Total	100.0	100.0

*
CMA assets also include letters of credit, which represent 1.4% and 1.3% of total assets as of December 31, 2012 and 2011. Our ratio of CMA assets to total assets as of December 31, 2012 and 2011 was 32.2% and 32.8%.

We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of December 31, 2012 and 2011.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	December 31, 2012	December 31, 2011
(in percentages)
Consolidated obligations	90.1	92.7
Deposits	1.6	0.7
Other liabilities (1)	3.9	3.4
Total capital	4.4	3.2
Total	100.0	100.0

(1)	Mandatorily redeemable capital stock, representing 3.3% and 2.6% of total liabilities and capital as of December 31, 2012 and 2011, is recorded in other liabilities.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Advances decreased by 19.1%, or $2.2 billion, to $9.1 billion as of December 31, 2012, from $11.3 billion as of December 31, 2011, primarily as a result of lower demand for wholesale funding, including FHLBank advances, as many financial institutions continued to experience high retail deposit levels and low borrowing and lending activity.

The following table summarizes the par value of our advances outstanding by member type as of December 31, 2012 and 2011.

	As of	As of
Par Value of Advances by Member Type	December 31, 2012	December 31, 2011
(in thousands)
Commercial banks	$5,525,451	$7,496,620
Thrifts	2,693,411	2,629,627
Credit unions	405,012	389,033
Total member advances	8,623,874	10,515,280
Housing associates	1,987	3,082
Nonmember borrowers	255,278	391,648
Total par value of advances	$8,881,139	$10,910,010

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Top Five Borrowers by Holding Company Advances Outstanding *	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$2,590,631	29.1	$4,251,471	39.0
Washington Federal, Inc.	1,880,000	21.2	1,950,000	17.9
Glacier Bancorp, Inc.	992,013	11.2	1,049,046	9.5
Sterling Financial Corporation	604,027	6.8	304,236	2.8
HomeStreet, Inc.	259,090	2.9	Not in top 5	Not in top 5
Capmark Bank	Not in top 5	Not in top 5	391,113	3.6
Total	$6,325,761	71.2	$7,945,866	72.8

*
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

As of December 31, 2012 and 2011, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 29 and 21 months.

The following table summarizes our advance portfolio by product type as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$76,265	0.9	$14,135	0.1
Adjustable interest-rate	22,500	0.2	619,536	5.7
Fixed interest-rate advances:
Non-amortizing	6,248,296	70.4	6,544,954	60.1
Amortizing	337,262	3.8	385,569	3.5
Structured advances:
Putable Advances:
Non-knockout	1,365,516	15.4	2,687,016	24.6
Knockout	310,000	3.5	397,500	3.6
Capped floater	10,000	0.1	10,000	0.1
Floating-to-fixed convertible *	75,000	0.8	115,000	1.1
Symmetrical prepayment	436,300	4.9	136,300	1.2
Total par value	$8,881,139	100.0	$10,910,010	100.0

*	These advances have passed their conversion date and have converted to fixed interest rates.

Although the percentage of outstanding advances maturing in one year or less decreased to 50.1%, or $4.5 billion, as of December 31, 2012, from 53.7%, or $5.9 billion, as of December 31, 2011, advance demand was generally for short-term advances during 2012. Fixed interest-rate advances, including certain structured advances (i.e., advances that include optionality), as a percentage of total par value of advances increased to 98.8% as of December 31, 2012, compared to 94.1% as of December 31, 2011, reflecting our members' continued preference for fixed interest-rate funding given the very low, short-term interest rates available in the current environment. We generally hedge our fixed interest-rate advances, effectively converting them to variable interest-rate advances (generally based on one- or three-month LIBOR).
The following table summarizes our advance portfolio by interest payment terms to maturity as of December 31, 2012.

	As of December 31, 2012
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$4,352,000	$98,765	$4,450,765
Due after one year	4,420,374	10,000	4,430,374
Total par value	$8,772,374	$108,765	$8,881,139

The total weighted-average interest rate on our advance portfolio decreased to 1.78% as of December 31, 2012, from 2.10% as of December 31, 2011. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the year ended December 31, 2012, many of our members continued to have less need for our advances as they experienced among other things, high levels of retail customer deposits and continued low borrowing and lending activity.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes differential pricing and posted-rate pricing, including window and auction pricing. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board. Under the auction funding option, borrowers can generally borrow at a lower interest rate than the posted rates. Auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete. We may also offer advance promotions from time to time, where advances with specific structures are offered at lower rates than our posted rates.
Our members' use of posted-rate pricing increased during the year ended December 31, 2012 compared to the same period in 2011, with an offsetting decrease in differential pricing, due primarily to more favorable pricing execution on the auction pricing option. Although the use of differentially priced advances declined, these advances comprised the largest percentage of new advances in both periods. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Advance Pricing	2012	2011	2010
(in percentages)
Differential pricing	75.0	95.5	92.4
Posted-rate pricing:
Window	9.5	3.2	7.4
Auction	15.5	1.3	0.2
Total	100.0	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, our members' ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In September 2012, the Finance Agency reclassified the Seattle Bank to adequately capitalized from undercapitalized, and after receiving Finance Agency approval (which, under the Consent Arrangement, is required prior to any repurchase), we repurchased at par value $48.3 million in excess capital stock from our shareholders in the second half of 2012 under a quarterly pro-rata repurchase plan. In addition, after we announced the availability of an excess stock pool to encourage advance usage, members began utilizing the excess stock pool in December 2012. See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the excess stock pool. Although we do not believe that the Consent Arrangement, our previous undercapitalized classification, or the restrictions on our repurchasing or redeeming capital stock or paying dividends have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to the borrower or require the borrower to physically deliver collateral or provide additional collateral to us. As of December 31, 2012 and 2011, 24% and 25% of our borrowers were on the physical possession collateral arrangement, representing 9% and 11% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We have never incurred a credit loss on an advance. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or NCUA since 2008 were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. For collateral pledged by a member deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of December 31, 2012 and 2011, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 7 in "Part II. Item 8. Financial Statements and supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS, securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S., securities issued by state or local housing authorities, and, historically, TLGP securities. Our investment securities are classified either as AFS or HTM.
The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity, as well as our other short-term investments, as of December 31, 2012 and 2011. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2012
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$22,612	$29,088	$1,115,218	$1,166,918
GSE (2)	696,441	222,538	370,447	127,856	1,417,282
Total non-MBS	696,441	245,150	399,535	1,243,074	2,584,200
MBS:
PLMBS	—	—	—	1,293,764	1,293,764
Total AFS securities	$696,441	$245,150	$399,535	$2,536,838	$3,877,964
Yield on AFS securities	0.51%	0.46%	1.88%	1.12%	1.05%
HTM securities:
Non-MBS:
Certificates of deposit	$269,000	$—	$—	$—	$269,000
Other U.S. agency obligations (1)	—	1,577	7,619	13,403	22,599
GSE (2)	299,954	—	—	—	299,954
State and local housing agency obligations	9,305	119,535	130,495	449,441	708,776
Total non-MBS	578,259	121,112	138,114	462,844	1,300,329
MBS:
Residential:
Other U.S agency obligations (3)	—	13	—	141,021	141,034
GSE (4)	—	—	488,462	5,725,067	6,213,529
PLMBS	—	5,058	83,233	489,063	577,354
Commercial/multi-family:
GSE (4)	—	—	186,165	—	186,165
Total MBS	—	5,071	757,860	6,355,151	7,118,082
Total HTM securities	$578,259	$126,183	$895,974	$6,817,995	$8,418,411
Yield on HTM securities	3.24%	0.88%	0.84%	1.22%	1.31%
Securities purchased under agreements to resell	$5,600,000	$—	$—	$—	$5,600,000
Federal funds sold	7,143,200	—	—	—	7,143,200
Total investments	$14,017,900	$371,333	$1,295,509	$9,354,833	$25,039,575

	As of December 31, 2011
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
GSE (2)	$2,705,957	$902,016	$—	$44,700	$3,652,673
TLGP securities (5)	6,085,681	—	—	—	6,085,681
Total non-MBS	8,791,638	902,016	—	44,700	9,738,354
MBS:
PLMBS	—	—	—	1,269,399	1,269,399
Total AFS securities	$8,791,638	$902,016	$—	$1,314,099	$11,007,753
Yield on AFS securities	0.50%	0.60%	—%	0.84%	0.58%
HTM securities:
Non-MBS:
Certificates of deposit	$680,000	$—	$—	$—	$680,000
Other U.S. agency obligations (3)	—	—	10,875	14,655	25,530
GSE (4)	89,989	299,737	—	—	389,726
State and local housing agency obligations	—	—	—	3,135	3,135
Total non-MBS	769,989	299,737	10,875	17,790	1,098,391
MBS:
Residential:
Other U.S agency obligations (3)	5	20	—	165,406	165,431
GSE (4)	—	—	622,918	3,808,169	4,431,087
PLMBS	—	—	114,090	691,591	805,681
Total MBS	5	20	737,008	4,665,166	5,402,199
Total HTM securities	$769,994	$299,757	$747,883	$4,682,956	$6,500,590
Yield on HTM securities	0.93%	6.07%	1.18%	1.89%	1.89%
Securities purchased under agreements to resell	$3,850,000	$—	$—	$—	$3,850,000
Federal funds sold	6,010,699	—	—	—	6,010,699
Total investments	$19,422,331	$1,201,773	$747,883	$5,997,055	$27,369,042

(1)
Consists of obligations issued by on or more of the following: Small Business Administration (SBA), U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S.

(2)	Consists of obligations issued by Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(3)	Consists of Ginnie Mae.

(4)	Primarily consists of MBS and CMOs issued by Freddie Mac, Fannie Mae, and TVA.

(5)	Consists of notes guaranteed by the FDIC under the TLGP.

As of December 31, 2012, our investments declined to $25.0 billion, from $27.4 billion as of December 31, 2011, primarily due to our implementation, in March 2012, of a dollar cap on our investments. The mix of our investments also changed between December 31, 2012 and December 31, 2011, as the remaining $6.1 billion of our TLGP investments matured in 2012. Although a portion of the proceeds from these investments was invested in short-term unsecured investments, we also invested approximately $700 million in state housing finance agency obligations, which increased our holdings of CMA assets, other U.S. obligations, and secured short-term securities. As of December 31, 2012, our medium- and longer-term investments increased to 32.0% of total assets, from 26.7% as of December 31, 2011.

GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of December 31, 2012 and 2011.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	December 31, 2012	December 31, 2011
(in thousands)
Freddie Mac	$418,506	$1,991,402
Fannie Mae	313,006	398,852
FFCB	557,914	1,307,708
TVA	427,810	344,437
Total	$1,717,236	$4,042,399

A significant portion of our investments in GSE debt securities matured in 2012, particularly Freddie Mac and FFCB debt securities, and were not replaced with similar investments due to the credit rating downgrades of those GSEs in August 2011, which resulted in limitations on our unsecured credit exposure to each entity.
MBS Investments
Our MBS investments represented 290.1% and 225.6% of our regulatory capital as of December 31, 2012 and 2011. Finance Agency regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of December 31, 2012 and 2011, our MBS investments included $2.9 billion and $2.5 billion in Freddie Mac MBS and $3.5 billion and $2.0 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of December 31, 2012 and 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we considered to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold them for an indefinite period of time. We retain certain securities with current-period credit-related losses in our HTM portfolio primarily due to their moderate cumulative level of credit-related OTTI losses. We had no similar transfers in 2012. See Note 4 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report.
During 2012, we sold six AFS PLMBS securities that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of these sales totaled $129.5 million and resulted in a gain of $1.8 million for the year ended December 31, 2012. We had no similar sales in 2011. We have both the ability and intent to hold our remaining other-than-temporarily impaired securities until their fair values exceed their amortized cost bases.
Credit Risk
We are subject to credit risk on our investments. We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty's financial performance, capital adequacy, and sovereign support, as well as related market signals. As a result of these monitoring activities, we may limit additional or suspend existing exposures, as appropriate. In addition, we are subject to regulatory limits on our unsecured portfolio.
We limit our unsecured credit exposure to any counterparty based on the credit quality and capital level of the counterparty and the capital level of the Seattle Bank. As a result of the credit rating agencies placing a negative watch status on or downgrading U.S. debt obligations in third quarter 2011, we determine our limits on our unsecured credit exposure to GSE debt obligations by applying the same criteria utilized for other unsecured counterparties, with the exception that the limits are based on our total capital rather than the lower of our capital and the GSE's capital.
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those that are members of the European Union, as of December 31, 2012.
The following table presents our unsecured credit exposure on securities purchased from private counterparties as of December 31, 2012 and 2011. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	December 31, 2012	December 31, 2011
(in thousands)
Federal funds sold	$7,144,092	$6,011,965
Certificates of deposit	269,052	680,097
Total	$7,413,144	$6,692,062
The following table presents our unsecured investments by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of December 31, 2012. We had no unsecured investments greater than 90 days as of December 31, 2012.

	Carrying Value
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$252,200	$477,000	$268,000	$997,200
U.S. subsidiaries of foreign commercial banks	—	269,000	—	269,000
Total	252,200	746,000	268,000	1,266,200
U.S. branches and agency offices of foreign commercial banks:
Canada	1,374,000	688,000	145,000	2,207,000
Netherlands	836,000	—	—	836,000
Sweden	275,000	272,000	148,000	695,000
Australia	—	618,000	417,000	1,035,000
Norway	268,000	269,000	—	537,000
Finland	836,000	—	—	836,000
Total	3,589,000	1,847,000	710,000	6,146,000
Total	$3,841,200	$2,593,000	$978,000	$7,412,200

The following table presents our unsecured investments by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of December 31, 2012.

	Carrying Value
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$—	$997,200	$997,200
U.S. subsidiaries of foreign commercial banks	—	269,000	269,000
Total	—	1,266,200	1,266,200
U.S. branches and agency offices of foreign commercial banks:
Canada	1,254,000	953,000	2,207,000
Netherlands	836,000	—	836,000
Sweden	695,000	—	695,000
Australia	1,035,000	—	1,035,000
Norway	—	537,000	537,000
Finland	836,000	—	836,000
Total	4,656,000	1,490,000	6,146,000
Total	$4,656,000	$2,756,200	$7,412,200

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

Although we purchased, at acquisition, additional credit enhancement on our PLMBS, due to the deteriorating credit quality of the collateral underlying these securities, we have recorded significant OTTI credit losses since third-quarter 2008. As required by the Consent Arrangement, we are working to mitigate our risks with respect to potential further declines in the credit quality of our PLMBS portfolio. For example, we monitor the market prices of our AFS PLMBS determined to be other-than-temporarily impaired for opportunities to limit our credit exposure.

The following tables summarize the carrying value of our investments and their credit ratings as of December 31, 2012 and 2011.

	As of December 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,600,000	$3,000,000	$—	$—	$5,600,000
Federal funds sold	—	4,656,000	2,487,200	—	—	—	7,143,200
Investment securities:
Certificates of deposit	—	—	269,000	—	—	—	269,000
U.S. agency obligations	—	2,906,753	—	—	—	—	2,906,753
State or local housing obligations	695,856	12,920	—	—	—	—	708,776
Total non-MBS	695,856	7,575,673	5,356,200	3,000,000	—	—	16,627,729
MBS:
Residential:
Other U.S. agency	—	141,034	—	—	—	—	141,034
GSE	—	6,213,529	—	—	—	—	6,213,529
PLMBS	410	58,320	39,763	195,464	1,574,853	2,308	1,871,118
Commercial:
GSE	—	186,165	—	—	—	—	186,165
Total MBS	410	6,599,048	39,763	195,464	1,574,853	2,308	8,411,846
Total	$696,266	$14,174,721	$5,395,963	$3,195,464	$1,574,853	$2,308	$25,039,575

	As of December 31, 2011
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$850,000	$3,000,000	$—	$—	$3,850,000
Federal funds sold	—	4,019,000	1,991,699	—	—	—	6,010,699
Investment securities:
Certificates of deposit	—	414,000	266,000	—	—	—	680,000
U.S. agency obligations	—	4,056,116	—	—	—	11,813	4,067,929
State or local housing obligations	—	3,135	—	—	—	—	3,135
TLGP securities	—	6,085,681	—	—	—	—	6,085,681
Total non-MBS	—	14,577,932	3,107,699	3,000,000	—	11,813	20,697,444
Residential MBS:
Other U.S. agency	—	165,431	—	—	—	—	165,431
GSE	—	4,431,087	—	—	—	—	4,431,087
PLMBS	206,990	57,054	82,094	137,228	1,591,714	—	2,075,080
Total MBS	206,990	4,653,572	82,094	137,228	1,591,714	—	6,671,598
Total	$206,990	$19,231,504	$3,189,793	$3,137,228	$1,591,714	$11,813	$27,369,042

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of December 31, 2012. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Year Ended December 31, 2012
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AAA	$410	$—	$—	$—	$—	$—	$—
AA	32,380	26,210	—	—	—	—	26,210
A	23,946	15,842	—	—	—	—	15,842
BBB	36,035	159,485	89,221	—	—	3,917	66,347
Below investment grade:
BB	—	35,024	—	—	—	5,149	29,875
B	—	121,007	15,688	—	45,077	53,541	6,701
CCC	—	1,222,450	181,425	554,914	379,719	106,392	—
CC	—	676,869	116,473	403,359	157,037	—	—
C	—	116,379	—	116,379	—	—	—
D	—	66,090	—	48,879	—	17,211	—
Unrated	102	2,673	—	—	—	—	2,673
Total unpaid principal balance	$92,873	$2,442,029	$402,807	$1,123,531	$581,833	$186,210	$147,648
Amortized cost basis	$92,625	$2,020,170	$392,455	$872,863	$436,868	$170,592	$147,392
Gross unrealized losses	$(2,202)	$(277,446)	$(50,540)	$(133,162)	$(58,812)	$(30,617)	$(4,315)
Fair value	$91,269	$1,746,717	$341,915	$739,701	$378,056	$142,390	$144,655
OTTI:
Credit-related OTTI losses	$—	$(11,089)	$(11)	$(6,451)	$(4,415)	$(212)	$—
Non-credit-related OTTI losses	(161)	1,344	(9,734)	6,451	4,415	212	—
Total OTTI losses	$(161)	$(9,745)	$(9,745)	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	98.3%	71.5%	84.9%	65.8%	65.0%	76.5%	98.0%
Original weighted-average credit enhancement	2.9%	37.1%	35.0%	38.8%	45.8%	29.4%	4.6%
Weighted-average credit enhancement	16.5%	25.1%	30.3%	24.2%	26.7%	26.4%	9.7%
Weighted-average collateral delinquency	5.1%	40.2%	24.2%	46.2%	51.4%	29.8%	7.2%

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of December 31, 2012 and 2011.

	As of December 31, 2012			As of December 31, 2011
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$57,071	$35,802	$92,873	$128,961	$54,810	$183,771
Alt-A	23,059	2,418,970	2,442,029	41,572	2,981,310	3,022,882
Total	$80,130	$2,454,772	$2,534,902	$170,533	$3,036,120	$3,206,653

The following table provides information on our PLMBS in unrealized loss positions as of December 31, 2012, as well as applicable credit rating information as of March 1, 2013.

	As of December 31, 2012				March 1, 2013 Rating Based on December 31, 2012 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated Below Investment Grade	Unrated	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$39,856	$39,705	$(2,202)	6.1	—	0.3	—
Alt-A:
Option ARMs	1,665,324	1,349,012	(217,724)	46.7	99.8	—	—
Alt-A and other	692,317	587,032	(59,722)	28.7	80.5	0.1	—
Total PLMBS backed by Alt-A loans	2,357,641	1,936,044	(277,446)	41.4	94.2	—	—
Total	$2,397,497	$1,975,749	$(279,648)	40.8	92.6	—	—

The following table provides our investment holdings greater than 10% of GAAP capital as of December 31, 2012.

	As of December 31, 2012
Investments Greater than 10% of GAAP Capital	Carrying Value	Fair Value
(in thousands)
Fannie Mae	$3,824,411	$3,885,785
Freddie Mac	3,306,795	3,329,954
Export-Import Bank of the U.S.	882,108	882,108
FFCB	557,914	557,914
TVA	427,810	431,427
Bank of America, N. A	408,344	396,179
Lehman XS Trust	376,465	369,444
JPMorgan Chase	285,263	280,953
Union Bank of California, N.A.	269,000	269,011
Barclay Capital	255,838	248,497
Utah Housing Corporation	237,335	237,932
Colorado Housing	236,720	236,740
Idaho Municipal Housing	202,605	202,913
U.S. AID	160,470	160,470
Total	$11,431,078	$11,489,327
OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of December 31, 2012.
The FHLBanks' OTTI Governance Committee, of which all 12 FHLBanks are members, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the FHLBanks to generate cash-flow projections used in analyzing credit losses and determining OTTI for PLMBS. Each FHLBank performs its OTTI analysis using the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee for substantially all of its PLMBS. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions provided by the FHLBanks' OTTI Governance Committee.
We recorded additional OTTI credit losses in 2012 on nine securities that were determined to be other-than-temporarily impaired prior to 2012. Two additional PLMBS were determined to be other-than-temporarily impaired in 2012. We do not intend to sell these securities, and it is unlikely that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.
The following table summarizes the OTTI losses recorded (by period of initial OTTI) on our PLMBS for the years ended December 31, 2012, 2011 and 2010.

	For the Year Ended December 31, 2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$11	$9,895	$9,906
PLMBS identified with OTTI losses in prior periods	11,078	(11,078)	—
Total	$11,089	$(1,183)	$9,906

	For the Year Ended December 31, 2011
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$138	$4,906	$5,044
PLMBS identified with OTTI losses in prior periods	91,038	(85,699)	5,339
Total	$91,176	$(80,793)	$10,383

	For the Year Ended December 31, 2010
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS newly identified with OTTI losses in the period noted	$11,789	$185,750	$197,539
PLMBS identified with OTTI losses in prior periods	94,408	(84,090)	10,318
Total	$106,197	$101,660	$207,857

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. For the years ended December 31, 2012 and 2011, substantially all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. Our AOCL decreased to $226.5 million as of December 31, 2012, compared to $610.6 million as of December 31, 2011, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See Statement of Comprehensive Income and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for a tabular presentation of AOCL for the years ended December 31, 2012, 2011, and 2010.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs used to evaluate the securities for which an OTTI was determined to have occurred for the year ended December 31, 2012, as well as the related current credit enhancement, are detailed in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" and "—Critical Accounting Policies and Estimates"in this report.

The following table summarizes key information as of December 31, 2012 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2012).

	As of December 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$105,343	$104,579	$86,963	$89,892	$1,938,584	$1,517,825	$1,293,764

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by a NRSRO upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 26 years as of December 31, 2012. Since acquisition, through December 31, 2012, four of our other-than-temporarily impaired securities have suffered actual cash losses, totaling $10.3 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 6 of "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report), we also perform a cash-flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.0 billion and $1.2 billion in conventional mortgage loans and $95.0 million and $118.8 million in government-guaranteed mortgage loans as of December 31, 2012 and 2011. The portfolio decreased for the year ended December 31, 2012 due to our receipt of $289.4 million in principal payments.
We have not purchased mortgage loans under the MPP since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP.
The following tables summarize the FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loans held for portfolio as of December 31, 2012 and 2011. The FICO scores in the table below represent the original FICO score of the borrower with the lowest FICO score for mortgage loans with multiple borrowers.

	As of	As of
Conventional Mortgage Loans - FICO Scores	December 31, 2012	December 31, 2011
(in percentages, except weighted-average FICO score)
619 or less	0.1	0.1
620-659	3.2	3.2
660-699	19.8	19.1
700-739	33.1	32.2
740 or higher	43.8	45.4
Weighted-average FICO score	732	733

	As of	As of
Conventional Mortgage Loans - Loan-to-Value	December 31, 2012	December 31, 2011
(in percentages)
<= 60%	19.5	20.2
> 60% to 70%	21.0	20.7
> 70% to 80%	53.1	53.0
> 80% to 90% *	3.7	3.5
> 90% (1)	2.7	2.6
Weighted-average loan-to-value	69.8	69.7

*	PMI required at origination.
As of December 31, 2012 and 2011, approximately 77.0% and 76.2% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. During our fourth quarter 2012 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses exceeded the amount required to absorb the expected credit losses on our mortgage loan portfolio. The partial release of the allowance for credit losses in 2012 resulted from: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million in our allowance for credit losses. Our allowance for credit losses totaled $2.3 million and $5.7 million as of December 31, 2012 and 2011.
The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of December 31, 2012, 2011, 2010, 2009, and 2008.

	As of December 31,
Past Due and Nonaccrual Mortgage Loan Data	2012	2011	2010	2009	2008 (1)
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$13,154	$22,777	$59,017	$58,343	$36,438
Nonaccrual loans	$45,625	$52,153	$7,734	$5,414	$—
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$5,704	$1,794	$626	$—	$—
Charge-offs	(485)	(14)	—	—	—
(Benefit) provision for credit losses (2)	(2,893)	3,924	1,168	626	—
Balance, end of period	$2,326	$5,704	$1,794	$626	$—
Nonaccrual loans: (3)
Gross amount of interest that would have been recorded based on original terms	$2,851	$4,249	$546	$278	$—
Shortfall	$2,851	$4,249	$546	$278	$—

(1)	2008 amounts reflect unpaid principal balance, rather than recorded investment.
(2)
Includes a partial release of the allowance for credit losses in 2012, due to the favorable impact of mortgage loan repurchases the the institution that had sold us the loans and the more favorable estimates of future credit losses due to the more favorable OTTI modeling assumptions.

(3)	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

The following table presents our conventional mortgage loan portfolio by unpaid principal balance and delinquency rate by FICO score, as of December 31, 2012.

		Percent Delinquent as of December 31, 2012
FICO Score at Origination	Unpaid Principal Balance	Current	30 Days	60 Days	90 Days or More
(in thousands, except percentages)
619 or less	$388	—	—	—	—
620 to 659	31,255	2.8	0.2	0.1	0.2
660 or higher	933,757	89.2	2.5	0.7	4.3
Total	$965,400	92.0	2.7	0.8	4.5

In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, the credit rating on our SMI provider was lowered from “AA-” to “A” and we cancelled our SMI policies. We are currently reviewing options to credit enhance our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by regulation.
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of December 31, 2012 and 2011.
Mortgage loans are reported as troubled debt restructurings (TDRs) when: (1) we grant concessions that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when mortgage loans are discharged in bankruptcy proceedings and not reaffirmed by the borrower. See Notes 1 and 9 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on mortgage loans classified as TDRs.
As of December 31, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
With a delinquency rate of 13.7%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 1,047 outstanding government-insured mortgage loans as of December 31, 2012. We rely on FHA insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio. See Notes 8 and 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on the government-insured mortgage loan portfolio.

The following table summarizes by PMI provider, credit ratings, and outlooks, as well as the unpaid principal balance and maximum coverage outstanding, related to our seriously delinquent mortgage loans with PMI as of December 31, 2012.

	As of December 31, 2012
			Seriously Delinquent Mortgage Loans with PMI
PMI Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
(in thousands)
Mortgage Guaranty Insurance Corporation	B-	Negative	$391	$26
Genworth Mortgage Insurance	B	Negative	891	16
United Guaranty Residential Mortgage	BBB	Stable	1,069	46
Republic Mortgage Insurance (4)	NR	NM	473	5
PMI Mortgage Insurance Co. (5)	CCC-	Negative	875	30
Radian Guaranty	B-	Negative	933	37
Total			$4,632	$160

(1)	Represents the lowest credit rating and outlook of S&P, Moody's, or Fitch stated in terms of the S&P equivalent, as of December 31, 2012.
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

(4)
On January 19, 2012, the North Carolina Department of Insurance issued an order of supervision, taking administrative control of Republic Mortgage Insurance and, beginning that same date, Republic Mortgage Insurance began paying out 50% of claim amounts, with the remaining claim amounts being deferred until the company is liquidated. We do not expect the seizure of Republic Mortgage Insurance and its limitation on claim payments to have a material effect on our financial statements.

(5)
On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. and, beginning October 24, 2011, PMI Mortgage Insurance began paying out 50% of claim amounts with the remaining claim amounts being deferred until the company is liquidated. We do not expect the seizure of PMI Mortgage Insurance Co. and its limitation on claim payments to have a material effect on our financial statements.

Geographic Concentration
Although our mortgage loans held for portfolio are currently dispersed across all 50 states, the District of Columbia, and the U.S. Virgin Islands, our primary geographic concentration is the western United States, and more specifically, in California.
The following table represents the geographic concentration of our conventional mortgage loans held for portfolio as of December 31, 2012 and 2011.

	As of	As of
Conventional Mortgage Loans - Concentration by State	December 31, 2012	December 31, 2011
(in percentages)
California	28.8	25.4
Illinois	10.3	9.7
New York	6.2	5.5
Michigan	6.1	5.8
Florida	5.1	4.6
Texas	3.3	4.7
All other	40.2	44.3
Total	100.0	100.0

Derivative Assets and Liabilities
Traditionally, we have used derivatives to hedge advances, consolidated obligations, certain AFS investments, and mortgage loans held for portfolio. The principal derivative instruments we use are interest-rate exchange agreements, such as interest-rate swaps, caps, floors, and swaptions. We transact our interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute FHLBank consolidated obligations. We are not a derivatives dealer and do not trade derivatives for profit.
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of December 31, 2012 and 2011, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $105.6 million and $69.6 million and derivative liabilities of $85.9 million and $147.7 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during 2012.
We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain AFS securities, and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in GAAP are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances.

•
As economic hedges to manage risks in a group of assets or liabilities. For example, we purchase interest-rate caps as insurance for our consolidated obligations to protect against rising interest rates. As interest rates rise, the cost of issuing consolidated obligations increases. We begin to receive payments from our counterparty when interest rates rise above a pre-defined rate, thereby capping the effective cost of issuing the consolidated obligations.

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral, as of December 31, 2012 and 2011. Changes in the notional amounts of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of December 31, 2012		As of December 31, 2011
Derivative Instruments by Product	Notional Amount	Fair Value Gain (Loss) Excluding Accrued Interest	Notional Amount	Fair Value (Loss) Gain Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,915,530	$(263,119)	$5,727,142	$(388,856)
Investments:
Fair value - existing cash item	1,512,866	(56,729)	3,446,571	(49,233)
Consolidated obligation bonds:
Fair value - existing cash item	8,213,670	270,177	17,763,335	307,597
Non-qualifying economic hedges	500,000	(51)	510,000	48
Total	8,713,670	270,126	18,273,335	307,645
Consolidated obligation discount notes:
Fair value - existing cash item	—	—	749,621	(55)
Non-qualifying economic hedges	1,248,969	(14)	—	—
Intermediary positions:
Intermediaries	223,000	(493)	—	—
Total notional and fair value	$15,614,035	(50,229)	$28,196,669	(130,499)
Accrued interest at period end		30,640		27,928
Cash collateral held by counterparty - assets		39,278		55,113
Cash collateral held from counterparty - liabilities		—		(30,600)
Net derivative balance		$19,689		$(78,058)

Net derivative asset balance		$105,582		$69,635
Net derivative liability balance		(85,893)		(147,693)
Net derivative balance		$19,689		$(78,058)

The following table details our hedging activities by accounting designation and type of risk being hedged as of December 31, 2012 and 2011.

Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation (1)	Notional Amount as of December 31, 2012	Notional Amount as of December 31, 2011
(in thousands)
Advances (2):
Pay fixed, receive variable interest-rate swap (without options)	Converts the advance's fixed interest rate to a variable interest-rate index.	Fair Value	$2,169,014	$3,001,126
Pay fixed, receive variable interest-rate swap (with options)	Converts the advance's fixed interest rate to a variable interest-rate index and offsets option risk in the advance.	Fair Value	1,736,516	2,716,016
Interest-rate cap, floor, or collar	Offsets the interest-rate cap, floor, or collar embedded in a variable interest-rate advance.	Fair Value	10,000	10,000
AFS securities (3):
Pay fixed, receive variable interest-rate swap	Converts the AFS securities' fixed interest rate to a variable interest-rate index.	Fair Value	1,512,866	3,446,571
Consolidated obligation bonds (4):
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index.	Fair Value	4,221,670	9,852,110
Pay variable, receive fixed interest-rate swap (with options)	Converts the bond's fixed interest rate to a variable interest-rate index and offsets option risk in the bond.	Fair Value	3,992,000	7,911,225
Pay variable, receive fixed interest-rate swap (without options)	Converts the bond's fixed interest rate to a variable interest-rate index. Fair value option elected on bond.	Economic	500,000	500,000
Pay variable, receive variable basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond's variable interest rate to a different variable interest-rate index.	Economic	—	10,000
Consolidated obligation discount notes (5):
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index.	Fair Value	—	749,621
Pay variable, receive fixed interest-rate swap	Converts the discount note's fixed interest rate to a variable interest-rate index. Fair value option elected on discount note.	Economic	1,248,969	—
Intermediary:
Pay fixed, receive variable interest-rate swap and receive fixed, pay variable interest-rate swap	To offset the economic effect of other derivatives no longer designated in hedging transactions.	Economic	223,000	—
Total			$15,614,035	$28,196,669

(1)
The "fair value" categories represent hedging strategies for which qualifying hedge accounting is achieved. The "economic" category represents hedging strategies for which qualifying hedge accounting is not achieved.

(2)	As of December 31, 2012 and 2011, the par value of advances outstanding was $8.9 billion and $10.9 billion.

(3)	As of December 31, 2012 and 2011, the amortized cost of AFS securities was $4.1 billion and $11.6 billion.

(4)	As of December 31, 2012 and 2011, the par value of the consolidated obligation bonds outstanding was $10.2 billion and $22.9 billion.

(5)	As of December 31, 2012 and 2011, the par value of the consolidated obligation discount notes outstanding was $21.4 billion and $14.0 billion.

The total notional amount of interest-rate exchange agreements hedging advances declined by $1.8 billion, to $3.9 billion, as of December 31, 2012, from $5.7 billion as of December 31, 2011, primarily as a result of maturing advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds decreased by $9.6 billion, to $8.2 billion, from $17.8 billion as of December 31, 2011, primarily due to the overall decrease in the bank's total assets, our exercise of call options on our fixed, range, and step-up consolidated obligations, and the increased use of consolidated obligation discount notes due to their relatively more favorable funding costs.

Credit Risk
We are exposed to credit risk on our interest-rate exchange agreements because of potential counterparty nonperformance. The degree of counterparty credit risk on interest-rate exchange agreements and other derivatives depends on our selection of counterparties and the extent to which we use netting procedures and other credit enhancements to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral management, and other credit enhancements. We require netting agreements to be in place for all counterparties. These agreements include provisions for netting exposures across all transactions with that counterparty. These agreements also require a counterparty to deliver collateral to the Seattle Bank if the total exposure to that counterparty exceeds a specific threshold limit as defined in the agreement. As a result of our risk mitigation initiatives, we do not currently anticipate any credit losses on our interest-rate exchange agreements.
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of December 31, 2012 and 2011, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $105.6 million and $100.2 million, including $38.7 million and $21.8 million of net accrued interest receivable. We held no cash collateral and $30.6 million from our counterparties for net credit risk exposures of $105.6 million and $69.6 million as of December 31, 2012 and 2011. We held $86.5 million and $47.8 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of December 31, 2012 and 2011. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If the bank were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As a result of its downgrade of the long-term sovereign credit rating of the United States from "AAA" to "AA+" with a negative outlook in August 2011, S&P also lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from "AAA" to "AA+" with a negative outlook, although Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative.
On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating of "A-1+." This ratings correction had no impact on our derivative collateral arrangements or cost of funds. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2012 was $125.2 million, for which we posted collateral of $39.3 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to $41.1 million of additional collateral to our derivative counterparties as of December 31, 2012.
Our counterparty credit exposure, by credit rating, was as follows as of December 31, 2012 and 2011.

	As of December 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$15,614,035	$105,582	*	$86,470	$19,112

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$7,388,366	$1,379		$—	$1,379
A	20,803,303	68,256	*	47,768	20,488
Total	$28,191,669	$69,635		$47,768	$21,867

*	As reflected in our derivative asset balances, we held no cash collateral as of December 31, 2012 and held $30.6 million as of December 31, 2011.

The following table presents our derivative asset and liability positions by counterparty credit rating and by the counterparty credit ratings presented by the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of December 31, 2012.

	As of December 31, 2012
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	"A" or Equivalent	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$3,055,504	$105,336	$105,336
Total	3,055,504	105,336	105,336
U.S. branches and agency offices of foreign commercial banks
United Kingdom	—	246	246
Total	—	246	246
Total counterparties in net derivative asset positions	$3,055,504	$105,582	$105,582

Counterparties in net derivatives liability positions:
Domestic	$4,249,703	$5,584	$5,584
U.S. subsidiaries of foreign commercial banks	40,016	5,538	5,538
Total	4,289,719	11,122	11,122
U.S. branches and agency offices of foreign commercial banks
United Kingdom	749,200	3,352	3,352
Germany	3,010,839	12,888	12,888
France	3,550,973	8,905	8,905
Switzerland	957,800	49,626	49,626
Total	8,268,812	74,771	74,771
Total counterparties in net liability positions	12,558,531	$85,893	$85,893
Total notional	$15,614,035
We believe that the credit risk on our interest-rate exchange agreements is relatively modest because we contract with counterparties that are of high credit quality and we have collateral agreements in place with each counterparty.

Consolidated Obligations and Other Funding Sources
Our principal sources of funding are consolidated obligation discount notes and bonds issued on our behalf by the Office of Finance as our agent and, to a significantly lesser extent, additional funding sources obtained from the issuance of capital stock, deposits, and other borrowings. Although we are jointly and severally liable for all consolidated obligations issued by the Office of Finance on behalf of all of the FHLBanks, we report only the portion of consolidated obligations on which we are the primary obligor. As noted in "—Derivative Assets and Liabilities," FHLBank System consolidated obligations are rated "AA+" with a negative outlook by S&P and rated "Aaa" with a negative outlook by Moody's.

The following table summarizes the carrying value of our consolidated obligations by type as of December 31, 2012 and 2011.

	As of	As of
Carrying Value of Consolidated Obligations	December 31, 2012	December 31, 2011
(in thousands)
Discount notes	$21,417,653	$14,034,507
Bonds	10,496,762	23,220,596
Total	$31,914,415	$37,255,103

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$21,421,443	$500,000	$14,035,213	$5,056,000
Weighted-average interest rate as of period end	0.12%	0.14%	0.03%	0.13%
Daily average outstanding for the period (par)	$17,009,358	$2,451,420	$13,357,010	$3,942,512
Weighted-average interest rate for the period	0.09%	0.14%	0.07%	0.18%
Highest outstanding balance at any month-end for the period	$21,697,383	$5,606,000	$16,396,713	$5,700,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor increased by 52.6%, to a par amount of $21.4 billion as of December 31, 2012, from $14.0 billion as of December 31, 2011. The increase in consolidated obligation discount notes reflected the favorable cost of these instruments as compared to consolidated obligation bonds during 2012, particularly during the second half of the year. Although this improved our cost of funds, it also somewhat increased our liquidity and repricing risk due to higher reliance on short-term debt.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor decreased by 55.5% to a par amount of $10.2 billion as of December 31, 2012, from $22.9 billion as of December 31, 2011. The decline in consolidated obligation bonds reflected the overall decrease in the bank's total assets, the increased use of consolidated obligation discount notes rather than bonds due to their relatively more favorable funding cost (particularly during the second half of 2012) and the volume of our exercise of call options on our fixed, range, and step-up consolidated obligation bonds during 2012 without replacing them with similar funding.

The following table summarizes our consolidated obligation bonds by interest-rate type as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$8,830,385	86.6	$19,729,995	86.2
Step-up (1)	1,162,000	11.4	2,090,000	9.1
Variable	—	—	850,000	3.7
Capped variable	200,000	2.0	200,000	0.9
Range (2)	—	—	10,000	0.1
Total par value	$10,192,385	100.0	$22,879,995	100.0

(1)	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.
(2)	The interest rates on range consolidated obligation bonds are fixed rates that are subject to a LIBOR range.

Fixed interest-rate consolidated obligation bonds decreased by $10.9 billion, to $8.8 billion, as of December 31, 2012, from December 31, 2011, due to lower overall asset balances, our exercise of call options on some of our structured funding without replacing them with similar funding, and the maturity of fixed bullet bonds. Variable interest-rate consolidated obligation bonds (including step-up and range consolidated obligation bonds) decreased by $1.8 billion, to $1.4 billion, as of December 31, 2012, from December 31, 2011, primarily due to maturities and our exercise of certain call options on these consolidated obligation bonds without replacing them with similar funding. See “—Results of Operations for the Years Ended December 31, 2012, 2011, and 2010—Other Income (Loss)—Net Realized Loss on Early Extinguishment of Consolidated Obligations” for more information.
The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$2,428,615	2.36	$12,349,000	0.76
Due after one year through two years	1,161,500	4.77	2,902,225	2.18
Due after two years through three years	696,160	1.67	1,374,500	4.27
Due after three years through four years	386,500	3.89	1,160,160	1.85
Due after four years through five years	1,365,000	1.70	1,416,500	2.17
Thereafter	4,154,610	2.93	3,677,610	4.05
Total par value	10,192,385	2.79	22,879,995	1.82
Premiums	3,912		5,706
Discounts	(11,310)		(15,970)
Hedging adjustments	311,789		350,891
Fair value option valuation adjustments	(14)		(26)
Total	$10,496,762		$23,220,596

The weighted-average interest rate on our consolidated obligation bonds increased to 2.79% as of December 31, 2012, from 1.82% as of December 31, 2011, primarily due to our exercise of call options on some of our structured funding and the maturity of variable and fixed interest-rate bullet debt without replacing the debt with similar consolidated obligation bonds. As seen in the table above, as of December 31, 2011, a significant percentage of our outstanding consolidated obligation bonds had terms to maturity of less than one year and a very low weighted-average interest rate. During 2012, particularly during the second half of the year, we shifted a significant portion of our debt funding to consolidated obligation discount notes due to the improved funding cost of those instruments, resulting in a higher overall weighted-average interest rate on our outstanding consolidated obligation bonds as of December 31, 2012.

We seek to match, to the extent possible, the anticipated cash flows of our debt to the anticipated cash flows of our assets. The cash flows of mortgage-related instruments are largely dependent on the prepayment behavior of borrowers. When interest rates rise and all other factors remain unchanged, borrowers (and issuers of callable investments) tend to refinance their debt more slowly than originally anticipated; when interest rates fall, borrowers tend to refinance their debt more rapidly than originally anticipated. We use a combination of bullet and callable debt in seeking to manage the risks from the variability of anticipated cash flows of our fixed interest-rate mortgage-related assets and callable investments, using a variety of prepayment scenarios.
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
Our callable consolidated obligation bonds outstanding decreased by $5.1 billion, to $3.7 billion, as of December 31, 2012, compared to December 31, 2011. Callable consolidated obligation bonds as a percentage of total consolidated obligation bonds decreased as of December 31, 2012, to 36.7%, compared to 38.8% as of December 31, 2011. Generally, negotiated swapped funding (e.g., structured funding) has contributed to more advantageous funding costs; however, the recent market environment has been less favorable for pricing callable debt, particularly in the second half of 2012. As a result, we decreased our use of structured funding and increased the use of consolidated obligation discount notes due to their more favorable cost.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits increased by $254.4 million, to $541.4 million as of December 31, 2012, compared to $287.0 million as of December 31, 2011. Demand deposits comprised the largest percentage of deposits, representing 72.1% and 95.7% of deposits as of December 31, 2012 and 2011. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

Capital Resources and Liquidity
Our capital resources consist of capital received in consideration for Seattle Bank stock held by our members and nonmember shareholders (i.e., former members that own capital stock as a result of a merger with or acquisition by an institution that is not a member of the Seattle Bank) and retained earnings. The amount of our capital resources does not take into account our joint and several liability for the consolidated obligations of other FHLBanks. Our principal sources of liquidity are the proceeds from the issuance of consolidated obligations and our short-term investments.
Capital Resources
Our total capital increased by $287.5 million, to $1.6 billion, as of December 31, 2012, from December 31, 2011. This increase primarily resulted from improvements in the fair value of our AFS PLMBS determined to be other-than-temporarily impaired and 2012 net income, partially offset by transfers of capital stock to mandatorily redeemable capital stock.

Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized in the following table.

Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value	$100 per share	$100 per share
Issue, redemption, repurchase, transfer price between members	$100 per share	$100 per share
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	Six months	Five years
Total outstanding balance (including mandatorily redeemable capital stock):
December 31, 2012	$137,245	$2,621,226
December 31, 2011	$158,864	$2,641,580

(1)
Effective June 1, 2009, as part of the Seattle Bank's efforts to correct its risk-based capital deficiency, our Board suspended the issuance of Class A capital stock (which is not included in permanent capital, against which our risk-based capital is measured).

(2)
Generally redeemable six months (Class A capital stock) or five years (Class B capital stock) after: (1) written notice from the member; (2) consolidation or merger of a member with a nonmember; or (3) withdrawal or termination of membership.

In November 2012, the Finance Agency approved our request to amend our Capital Plan to, among other things: (1) allow our Board to establish, within a range, a cap on the membership stock purchase requirement and (2) re-establish, until December 31, 2016, an excess stock pool generally in the form that was previously a component of the Capital Plan. These Capital Plan amendments specify that the membership stock purchase requirement cap may be no less than $10.0 million and no more than $50.0 million. After receiving the Finance Agency's approval, in late November 2012, the Board approved a membership stock purchase requirement cap of $15.0 million.
The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances; (2) the new advance or renewal of an existing advance has a term to maturity of one year or less; (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool; and (4) the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. Members began utilizing the excess stock pool in December 2012.
See Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on membership stock purchase requirements.
We reclassify capital stock subject to redemption from equity to liability when a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. In addition to these types of redemption requests, members can also request redemption of their excess capital stock (i.e., stock not being used to fulfill either membership or activity stock requirements). Prior to September 30, 2012, excess stock subject to redemption requests generally remained classified as equity because the penalty of rescission of such a request (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) was determined to not be substantive as it was based on the forfeiture of future dividends. If circumstances changed such that the rescission of an excess stock redemption request was subject to a penalty determined to be substantive or the redemption request passed its statutory redemption date, we reclassified such stock as mandatorily redeemable capital stock. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE to PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption or not, is treated equally under the excess stock repurchase program initiated in 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases apply first to stock subject to those redemption requests.
Prior to our September and December 2012 repurchases, we notified each member of its pro-rata portion of each of the pending $25 million repurchases based on its capital stock to total capital stock outstanding. Prior to the execution of the repurchase, several members elected to opt out and retain all of their excess stock, although no shareholders with outstanding redemption requests, either above or below the penalty criteria noted above, opted out of the repurchases. In addition, several members had no excess stock and, accordingly, had no stock eligible for repurchase. In 2012, we repurchased a total of $48.3 million of excess stock, $16.9 million of which was classified as equity and $31.4 million of which was classified as mandatorily redeemable capital stock.
As a result of the equitable treatment of excess stock across all of the bank's shareholders under the excess stock repurchase program and the observed behavior of shareholders with outstanding redemption requests not opting out of the September stock repurchase, we determined that classifying excess stock subject to redemption requests in equity until its statutory redemption date was no longer the most appropriate accounting treatment. Accordingly, as of September 30, 2012, excess stock redemption requests totaling $87.6 million were reclassified from equity to liability on our statement of condition. Going forward, on a quarterly basis, we evaluate excess stock balances of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly.
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Consent Arrangement, in 2013, in addition to our $25 million quarterly excess stock repurchases, we will begin, at our discretion, repurchases of excess stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. The amount of excess stock meeting these criteria is not material as of December 31, 2012; however, we believe that our ability to repurchase such excess stock signifies another step toward more normal operations.
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2012. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of December 31, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,334	$758,596
One year through two years	—	33,072
Two years through three years	—	21,776
Three years through four years	—	29,931
Four years through five years	—	50,201
Past contractual redemption date due to remaining activity (1)	617	8,176
Past contractual redemption date due to regulatory action (2)	26,072	256,429
Total	$28,023	$1,158,181

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

The number of shareholders with mandatorily redeemable capital stock increased to 86 as of December 31, 2012, from 76 as of December 31, 2011, primarily as a result of our change in treatment of outstanding redemption requests discussed above. The amounts in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above include $7.7 million in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by JPMorgan Chase Bank, N.A., a nonmember institution.

Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $228.2 million as of December 31, 2012, compared to $157.4 million as of December 31, 2011. The increase in retained earnings was due to our 2012 net income. We paid no dividends in 2012 or 2011.
As required in the Consent Arrangement, we have submitted proposed dividend and retained earnings plans to the Finance Agency.
Dividends
As a result of the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below, "Part I. Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends," and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on dividends.
Retained Earnings
We reported retained earnings of $228.2 million as of December 31, 2012, an increase of $70.8 million from $157.4 million as of December 31, 2011, due to our 2012 net income.
The 12 FHLBanks, including the Seattle Bank, entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings previously paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. During 2012, we allocated $14.2 million of our net income to restricted retained earnings and $56.6 million to unrestricted retained earnings. As of December 31, 2012, our restricted retained earnings balance totaled $39.0 million.
AOCL
Our AOCL decreased to $226.5 million as of December 31, 2012, compared to $610.6 million as of December 31, 2011, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. AOCL decreased by $384.1 million and $56.3 million for the years ended December 31, 2012 and 2011. See Statements of Comprehensive Income and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for additional detail relating to AOCL for the years ended December 31, 2012, 2011, and 2010.
Statutory Capital Requirements
We are subject to three capital requirements under statutory and regulatory rules and regulations: (1) risk-based capital, (2) regulatory capital-to-assets ratio, and (3) leverage capital ratio. We complied with all of these statutory capital requirements as of December 31, 2012 and 2011.
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

•
Operational risk is the potential for unexpected financial losses due to inadequate information systems, operational problems, breaches in internal controls, or fraud. The operational risk requirement is determined as a percentage of the market-risk and credit-risk requirements. The Finance Agency has determined this risk requirement to be 30% of the sum of the credit-risk and market-risk requirements described above.

Only permanent capital can satisfy the risk-based capital requirement. Class A capital stock (including mandatorily redeemable Class A capital stock) and AOCL are not considered permanent capital and thus are excluded when determining compliance with risk-based capital requirements.
The following table presents our permanent capital and risk-based capital requirements as of December 31, 2012 and 2011.

	As of	As of
Permanent Capital and Risk-Based Capital Requirements	December 31, 2012	December 31, 2011
(in thousands)
Permanent capital:
Class B capital stock	$1,463,045	$1,620,339
Mandatorily redeemable Class B capital stock	1,158,181	1,021,241
Retained earnings	228,236	157,438
Permanent capital	2,849,462	2,799,018
Risk-based capital requirement:
Credit risk	956,576	983,472
Market risk	45,232	503,273
Operational risk	300,542	446,023
Risk-based capital requirement	1,302,350	1,932,768
Risk-based capital surplus	$1,547,112	$866,250

Our risk-based capital requirement decreased as of December 31, 2012, compared to December 31, 2011, primarily as a result of improved market values on our PLMBS, which improved the market-risk and operational-risk components of our risk-based capital requirement. In addition, our credit-risk component declined as a result of the mortgage loan repurchases that occurred in third quarter 2011. Although we expect that our risk-based capital requirement will fluctuate with market conditions, we have reported risk-based capital surpluses since September 2009.
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
The following table presents our regulatory capital-to-assets ratios as of December 31, 2012 and 2011.

	As of	As of
Regulatory Capital-to-Assets Ratios	December 31, 2012	December 31, 2011
(in thousands, except percentages)
Minimum regulatory capital	$1,416,825	$1,607,379
Total regulatory capital	$2,986,707	$2,957,882
Regulatory capital-to-assets ratio	8.43%	7.36%

Leverage Capital Ratio
We are required to maintain a 5.00% minimum leverage capital ratio based on leverage capital, which is the sum of permanent capital weighted by a 1.5 multiplier plus non-permanent capital. A minimum leverage capital ratio, which is defined as leverage capital divided by total assets, is intended to ensure that we maintain sufficient permanent capital.
The following table presents our leverage capital ratios as of December 31, 2012 and 2011.

	As of	As of
Leverage Capital Ratios	December 31, 2012	December 31, 2011
(in thousands, except percentages)
Minimum leverage capital (5.00% of total assets)	$1,771,031	$2,009,223
Leverage capital (includes 1.5 weighting factor applicable to permanent capital)	$4,411,438	$4,357,391
Leverage capital ratio	12.45%	10.84%

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
In August 2009, under the Finance Agency's PCA regulations, we received a capital classification of undercapitalized from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This capital classification subjected the bank to a number of restrictions, including limitations on asset growth and repurchasing, redeeming, and paying dividends on capital stock. In October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which included additional restrictions on the bank's business.
In September 2012, the Finance Agency reclassified the Seattle Bank to adequately capitalized. Although this capital classification change means that we will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to continue to be required to obtain Finance Agency approval prior to redeeming, repurchasing, or paying dividends on capital stock.
See "—Overview," "Part I. Item 1A. Risk Factors," and Note 15 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" in this report for further discussion of the Consent Arrangement.
Liquidity
We are required to maintain the following liquidity measures in accordance with federal laws and regulations and policies established by our Board: a contingency liquidity requirement, an operational liquidity requirement, and a deposit reserve requirement (see "Part I. Item 1 Business—Our Products—Deposits" for a tabular presentation of our excess deposit reserves). In addition, in their asset and liability management planning, many members look to the Seattle Bank as a source of standby liquidity. We seek to meet our members' credit and liquidity needs, while complying with regulatory requirements and Board-established policies. We actively manage our liquidity to preserve our access to stable, reliable, and cost-effective sources of funds to meet all current and future financial obligations and commitments.
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
Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of December 31, 2012 and 2011.
Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We calculate our net contingency liquidity position as the difference between contingency liquidity sources and contingency liquidity needs. Contingency liquidity sources include: (1) cash, (2) self-liquidating assets, (3) the borrowing capacity of securities available for repurchase or sale, (4) irrevocable lines of credit from financial institutions, and (5) consolidated obligations traded but not settled. Contingency liquidity needs include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations on which the option has been exercised, (5) securities settlements, and (6) a forecast of other contingent obligations. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during 2012.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of December 31, 2012.

As of
Contingency Liquidity Reserves	December 31, 2012
(in thousands)
Total contingency liquidity reserves (1)	$19,206
Total requirement (2)	(2,465)
Excess contingency liquidity reserves	$16,741

(1)
Includes, among others, cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS and HTM securities (subject to haircuts ranging from 80% to 95% of value), and expected mortgage loan principal payments.

(2)	Includes net liabilities maturing within five days, including consolidated obligation bonds and discount notes and deposits.

Operational Liquidity Requirement
Finance Agency regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets.
Our primary source of liquidity is the Office of Finance's issuance of consolidated obligations on our behalf. We measure our capacity to participate in consolidated obligations by forecasting our regulatory capital-to-assets ratio (or operating leverage ratio), implying that we will likely have access to the capital markets to the extent we meet or exceed our required minimum regulatory capital-to-assets ratio. We forecast our daily operating leverage ratio for 30 business days, taking into account our operational liquidity needs and operational liquidity sources. Operational liquidity sources may include: (1) cash, (2)self-liquidating assets, (3) consolidated obligations, (4) interbank borrowings, (5) maturing advances, and (6) securities available for repurchase or sale. Operational liquidity needs may include: (1) advance commitments, (2) maturing federal funds and repurchase agreement liabilities, (3) maturing consolidated obligations, (4) callable consolidated obligations that are “in-the-money,” (5) securities settlements, and (6) a forecast of other contingent obligations. We maintained liquidity in accordance with federal laws and regulations and policies established by our Board at all times during 2012.
In addition, we maintain contingency liquidity plans designed to enable us to meet our obligations and the liquidity needs of our members in the event of operational disruptions at the Seattle Bank or the Office of Finance or disruptions in financial markets. Furthermore, the Finance Agency issued final guidance, effective in March 2009, formalizing its previous request for increases in liquidity of FHLBanks during fourth-quarter 2008. This final guidance requires the FHLBanks to maintain sufficient liquidity, through short-term or other investments, in an amount at least equal to an FHLBank's anticipated cash outflows under two different scenarios. One scenario assumes that an FHLBank cannot access the capital markets for 15 days and that, during that time, members do not renew any maturing, prepaid, or called advances. The second scenario assumes that an FHLBank cannot access the capital markets for five days and that during that period an FHLBank will automatically renew maturing or called advances for all members except very large, highly rated members. The guidance is designed to enhance an FHLBank's protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital market volatility. Since fourth-quarter 2008, we have held larger-than-normal balances of overnight federal funds and securities purchased under agreements to resell and have lengthened the maturity of consolidated obligation discount notes used to fund many of these investments in order to comply with the Finance Agency's liquidity guidance and to ensure adequate liquidity availability for member advances.
Further, our Board established an additional voluntary contingency liquidity requirement under which we aim to maintain contingency liquidity sources in excess of contingency liquidity needs that would cover 90 consecutive calendar days.
With the exception of three days in 2012, when due to the timing of trade activity we maintained slightly less than 90 days of voluntary contingency liquidity, we complied with all liquidity requirements at all times in 2012 and 2011. The voluntary contingency liquidity requirement is forward-looking, and at all times, we have had ample liquidity to meet our obligations and the funding needs of our members.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of December 31, 2012.

	As of December 31, 2012
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual Obligations:
Consolidated obligation bonds (at par) *	$2,428,615	$1,857,660	$1,751,500	$4,154,610	$10,192,385
Mandatory redeemable capital stock	1,051,224	54,848	36,163	43,969	1,186,204
Operating leases	1,214	2,684	3,193	10,870	17,961
Pension and post-retirement contributions	1,567	—	—	—	1,567
Total contractual obligations	$3,482,620	$1,915,192	$1,790,856	$4,209,449	$11,398,117
Other Commitments:
Standby letters of credit	$503,896	$10,904	$2,071	$—	$516,871
Unused lines of credit and other commitments	—	16,000	—	—	16,000
Total other commitments	$503,896	$26,904	$2,071	$—	$532,871

*	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

In addition, as of December 31, 2012, we had $250.0 million in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $250.0 million.

Results of Operations for the Years Ended December 31, 2012, 2011, and 2010
We recorded $70.8 million, $84.0 million, and $20.5 million of net income for the years ended December 31, 2012, 2011, and 2010. The year-over-year changes in net income for 2012 and 2011, compared to previous periods, primarily reflected the impact of a $73.9 million gain on our sale of mortgage loans in 2011, with no similar transactions in 2012 or 2010, and lower credit-related losses on our PLMBS determined to be other-than-temporarily impaired in 2012 and 2011. We recorded $11.1 million, $91.2 million, and $106.2 million of additional credit losses on our PLMBS for the years ended December 31, 2012, 2011, and 2010. The additional credit losses in each year were due to changes in assumptions regarding delinquency rates, foreclosure rates, loss severity rates, actual and future housing prices, and other economic factors, and their adverse effects on the mortgages underlying these securities. We recorded gains on derivatives and hedging activities of $36.8 million, $85.9 million, and $31.0 million in 2012, 2011, and 2010. The year-over-year changes were primarily due to the effect of the interest-rate swaps hedging certain of our AFS securities and market value changes in our fair value hedging transactions. The net gain in 2010 included a positive effect of $8.9 million from a modeling refinement made in June 2010 relating to our valuation of certain of our derivatives. There was no such effect in 2012 or 2011.

We reported net interest income after benefit/(provision) for credit losses of $125.9 million, $97.0 million, and $176.1 million for the years ended December 31, 2012, 2011, and 2010. Net interest income increased in 2012, compared to 2011, primarily due to lower funding costs and changes in our investment mix, including a shift from short-term unsecured investments into medium- and longer-term investments such as agency MBS, state housing agency bonds, and other guaranteed bonds, which resulted in higher income from investments. Net interest income decreased in 2011, compared to 2010, primarily due to the significantly lower balance of mortgage loans held for portfolio and lower returns on our short-term and variable interest-rate investments. In addition, we recorded a benefit for credit losses of $2.9 million for the year ended December 31, 2012 and provisions for credit losses of $3.9 million and $1.2 million in 2011 and 2010. The partial release of the allowance for credit losses in 2012 resulted from: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million in our allowance for credit losses. In addition, net interest income in 2012 and 2011 was negatively impacted by premium amortization on certain hedged AFS securities of $31.1 million and $50.1 million for the years ended December 31, 2012 and 2011, although the amortization was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) (also see "—Other Income (Loss)" below).
Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Net interest income is affected by changes in the average balance (volume) of our interest-earning assets and interest-bearing liabilities and changes in the average yield (rate) of our interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors and our investment and funding strategies, and by changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.
Our net interest income derives from the following sources:

•
net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less interest accrued or paid on the consolidated obligations, deposits, and other borrowings funding those assets; and

•	earnings from capital, which is the return from investing our members' capital.
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the benefit/(provision) for credit losses as this amount is not a component of net interest spread or earnings on capital.

The following table summarizes the average rates of various interest-rate indices that impacted our interest-earning assets and interest-bearing liabilities in 2012, 2011, and 2010 and such indices' ending rates as of December 31, 2012, 2011, and 2010.

	Average Rate			Ending Rate
	For the Years Ended December 31,			As of December 31,
Market Instrument	2012	2011	2010	2012	2011	2010
(in percentages)
Federal funds effective/target rate	0.14	0.10	0.18	0.09	0.04	0.13
3-month Treasury bill	0.08	0.04	0.13	0.04	0.01	0.12
3-month LIBOR	0.43	0.34	0.34	0.31	0.58	0.30
2-year U.S. Treasury note	0.27	0.44	0.69	0.25	0.24	0.59
5-year U.S. Treasury note	0.75	1.50	1.91	0.72	0.83	2.01
10-year U.S. Treasury note	1.78	2.76	3.19	1.76	1.88	3.29

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012, 2011, and 2010. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,537,115	$97,311	1.02	$11,793,589	$125,143	1.06	$18,094,211	$190,533	1.05
Mortgage loans	1,205,397	62,578	5.19	2,293,351	112,889	4.92	3,727,033	187,264	5.02
Investments *	25,874,638	156,379	0.60	30,651,664	131,923	0.43	29,972,603	196,583	0.66
Other interest-earning assets	52,508	76	0.15	91,277	99	0.11	51,260	95	0.18
Total interest-earning assets	36,669,658	316,344	0.86	44,829,881	370,054	0.83	51,845,107	574,475	1.11
Other assets	(225,644)			(339,154)			(568,136)
Total assets	$36,444,014			$44,490,727			$51,276,971
Interest-bearing liabilities:
Consolidated obligations	$33,024,431	193,203	0.59	$41,250,756	269,042	0.65	$48,092,932	396,988	0.83
Deposits	400,737	140	0.04	341,928	100	0.03	340,895	267	0.08
Mandatorily redeemable capital stock	1,118,433	—	—	1,043,930	—	—	977,193	—	—
Other borrowings	148	—	0.21	274	—	0.09	147	1	0.41
Total interest-bearing liabilities	34,543,749	193,343	0.56	42,636,888	269,142	0.63	49,411,167	397,256	0.80
Other liabilities	477,944			540,410			766,980
Capital	1,422,321			1,313,429			1,098,824
Total liabilities and capital	$36,444,014			$44,490,727			$51,276,971
Net interest income		$123,001			$100,912			$177,219

Interest-rate spread		$104,661	0.30		$82,810	0.20		$150,249	0.31
Earnings from capital		18,340	0.04		18,102	0.03		26,970	0.04
Net interest margin		$123,001	0.34		$100,912	0.23		$177,219	0.35

*
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not include changes in fair value or the non-credit component of a previously recognized OTTI charge reflected in AOCL.

For the years ended December 31, 2012 and 2011, our average assets significantly declined by $8.1 billion and $6.8 billion, to $36.4 billion and $44.5 billion, compared to the previous periods. Average advances and mortgage loans declined in both 2012 and 2011, while average investments declined in 2012, after increasing slightly in 2011. Average advances declined in both 2012 and 2011 due to lower advance demand and maturing advances. Average mortgage loans declined in both years due to principal payments on mortgage loans and the sale of $1.3 billion of mortgage loans in July 2011. Average investments declined in 2012 due to our implementation of a dollar cap on our investments in early 2012. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase core mission asset activity. In adopting this approach, in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased the amount of core mission investments, such as state housing agency bonds. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure. Consolidated obligations declined in both 2012 and 2011, compared to previous periods, due to the decline in total assets.
During the years ended December 31, 2012 and 2011, compared to the previous periods, the average yields on our interest-earning assets increased by 3 basis points and decreased by 28 basis points, while the average cost of our interest-bearing liabilities decreased by 7 and 17 basis points. These changes resulted in an increase in our interest-rate spread of 10 basis points, to 30 basis points for the year ended December 31, 2012, compared to 2011, and a decrease of 11 basis points for the year ended December 31, 2011, compared to 2010. Our earnings from capital increased to 4 basis points for the year ended December 31, 2012, compared to 3 basis points in 2011, and decreased by 1 basis point for the year ended December 31, 2011, compared to 2010.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the years ended December 31, 2012 and 2011, compared to the previous periods.

	For the Years Ended December 31,			For the Years Ended December 31,
	2012 vs. 2011 Increase (Decrease)			2011 vs. 2010 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(23,178)	$(4,654)	$(27,832)	$(66,846)	$1,456	$(65,390)
Investments	(22,873)	47,329	24,456	4,359	(69,019)	(64,660)
Mortgage loans	(56,179)	5,868	(50,311)	(70,645)	(3,730)	(74,375)
Other loans	(50)	27	(23)	54	(50)	4
Total interest income	(102,280)	48,570	(53,710)	(133,078)	(71,343)	(204,421)
Interest expense:
Consolidated obligations	(50,009)	(25,830)	(75,839)	(51,690)	(76,256)	(127,946)
Deposits	19	21	40	1	(168)	(167)
Other borrowings	—	—	—	1	(2)	(1)
Total interest expense	(49,990)	(25,809)	(75,799)	(51,688)	(76,426)	(128,114)
Change in net interest income excluding benefit/(provision) for credit losses	$(52,290)	$74,379	$22,089	$(81,390)	$5,083	$(76,307)

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense significantly decreased for the years ended December 31, 2012 and 2011, compared to the previous periods, primarily due to significantly lower average balances in all categories except for 2011 average investments. However, in 2012, the improvement in the yields earned on our average assets and paid on our average debt more than offset the impact of the lower average balances, leading to a positive change to our net interest income (excluding benefit/(provision) for credit losses) compared to 2011. This was not the case in 2011, when interest income on investments was negatively impacted by premium amortization on certain hedged AFS securities and by premium write-offs on our AFS securities as a result of certain of our AFS securities being called prior to maturity, and our net interest income (excluding benefit/(provision) for credit losses) significantly decreased compared to 2010.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the year-over-year percentage change in each category for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Interest Income	2012	2011	Percent Increase/ (Decrease)	2010	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$82,904	$105,550	(21.5)	$168,231	(37.3)
Prepayment fees on advances, net	14,407	19,593	(26.5)	22,302	(12.1)
Subtotal	97,311	125,143	(22.2)	190,533	(34.3)
Investments	156,379	131,923	18.5	196,583	(32.9)
Mortgage loans	62,578	112,889	(44.6)	187,264	(39.7)
Interest-bearing deposits and other	76	99	(23.2)	95	4.2
Total interest income	$316,344	$370,054	(14.5)	$574,475	(35.6)

Interest income decreased significantly for the years ended December 31, 2012 and 2011, compared to the previous periods. Interest income declined in 2012 primarily due to significant decreases in average balances of advances, investments, and mortgage loans, due to lower advance demand and prepayments and maturities of advances and mortgage loans and the implementation of a dollar cap on our investments, partially offset by increases in the yield on investments and mortgage loans. The decline in interest income in 2011 was primarily due to significant decreases in our advance and mortgage loan portfolios, as well as a significant decline in the yield earned on average investments and, to a lesser extent, mortgage loans.
Advances

Interest income from advances, excluding prepayment fees on advances, decreased 21.5% and 37.3%, primarily due to significant declines in average balances for the years ended December 31, 2012 and 2011, compared to the previous periods, and for 2012, a decline in average yield earned on advances. Average advance balances decreased by $2.3 billion, or 19.1%, to $9.5 billion, for the year ended December 31, 2012, and by $6.3 billion, or 34.8%, to $11.8 billion for the year ended December 31, 2011, compared to the previous periods, primarily due to lower advance demand and maturing advances.
The average yield on advances, including prepayment fees on advances, decreased by 4 basis points to 1.02% and increased by 1 basis point, to 1.06%, for the years ended December 31, 2012 and 2011, compared to the previous periods. The yields on advances for the years ended December 31, 2012 and 2011 were also impacted by increased prepayments of advances. Excluding prepayment fees, the average yield on advances for the years ended December 31, 2012, 2011, and 2010 was 0.87%, 0.90%, and 0.93%.
Prepayment Fees on Advances
For the years ended December 31, 2012, 2011, and 2010, we recorded net prepayment fee income of $14.4 million, $19.6 million, and $22.3 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $845.1 million, $1.3 billion, and $2.1 billion. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 7 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 18.5% for the year ended December 31, 2012, and decreased by 32.9% for the year ended December 31, 2011, compared to the previous periods. The increase in 2012 primarily resulted from higher average yields earned due to our shift in investment mix from lower yielding short-term investments to higher-yielding medium- and longer-term agency MBS and state housing agency investments, partially offset by significantly lower average balances. Interest income on investments was negatively impacted by premium amortization on certain hedged AFS securities of $31.1 million and $50.1 million for the years ended December 31, 2012 and 2011, although the amortization was essentially offset by gains on the derivatives hedging these investments but recorded in other income (loss) (also see "—Other Income (Loss)" below). Investment income in 2011 was also negatively impacted by $6.1 million in premium write-offs as a result of certain of our AFS securities being called prior to maturity (with no similar activity for the same periods in 2012 or 2010).
The average yield on our investments increased by 17 basis points, to 0.60%, for the year ended December 31, 2012, and decreased by 23 basis points, to 0.43%, for 2011, compared to the previous periods, while the average balance of our investments decreased by $4.8 billion to $25.9 billion and increased by $679.1 million, to $30.7 billion, for the years ended December 31, 2012 and 2011, compared to the previous periods.
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 44.6% and 39.7% for the years ended December 31, 2012 and 2011, compared to the previous periods. These decreases were primarily due to our July 2011 sale of $1.3 billion of mortgage loans and to the decline in the average balance of mortgage loans held for portfolio, since exiting the MPP in 2006, and the continuing repayments of principal. The average balance of our mortgage loans held for portfolio decreased by $1.1 billion and $1.4 billion, to $1.2 billion and $2.3 billion, for the years ended December 31, 2012 and 2011, compared to previous periods. The yield on our mortgage loans held for portfolio increased by 27 basis points, to 5.19%, and decreased by 10 basis points, to 4.92%, for the years ended December 31, 2012 and 2011, compared to the previous periods, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our fourth quarter 2012 analysis, we determined that a reduction in our allowance for credit losses was required for the year ended December 31, 2012. The partial release of $2.9 million of the allowance for credit losses in 2012 resulted from: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million in our allowance for credit losses. We recorded a provision for credit losses of $3.9 million and $1.2 million for the years ended December 31, 2011 and 2010.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the year-over-year percentage change in each category for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Interest Expense	2012	2011	Percent Increase/ (Decrease)	2010	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$16,364	$9,668	69.3	$22,483	(57.0)
Consolidated obligation bonds	176,839	259,374	(31.8)	374,505	(30.7)
Deposits	140	100	40.0	267	(62.5)
Other borrowings	—	—	N/A	1	(100.0)
Total interest expense	$193,343	$269,142	(28.2)	$397,256	(32.2)

Consolidated Obligations
When we require funding with maturity terms of one year or less, we generally select the type of consolidated obligation based on whichever instrument—discount note or bond, sometimes paired with an accompanying derivative—that results in the lowest overall cost to the bank. Costs by type of instrument vary, depending on market conditions, including investor demand and availability of competing products. Our strategy can result in significant changes in the average balances of our consolidated obligation bonds and discount notes over relatively short periods, particularly when large percentages of our assets and liabilities have terms to maturity of one year or less.
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes increased by 69.3% for the year ended December 31, 2012, and decreased by 57.0% in 2011, compared to the previous periods. Both our average balance and cost of funds of consolidated obligation discount notes increased in 2012, compared to 2011, as we shifted a significant percentage of our debt portfolio to discount notes from bonds and short-term interest rates increased slightly. In 2011, both the average balance and cost of funds of consolidated obligations declined, compared to 2010; however, the decline in average balance was primarily due to overall reductions in the bank's balance sheet rather than a shift between consolidated obligation types. The average cost of funds declined significantly in 2011 due to reductions in overall short-term interest rates, including the federal funds effective rate and three-month Treasury bills. The average balance of our consolidated obligation discount notes increased by 27.3% and decreased by 14.9%, to $17.0 billion and $13.4 billion, for the years ended December 31, 2012 and 2011, compared to previous periods. The average cost of funds on such notes increased by 3 basis points and decreased by 7 basis points, to 0.10% and 0.07%, for the years ended December 31, 2012 and 2011, compared to the previous periods.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 31.8% and 30.7% for the years ended December 31, 2012 and 2011, compared to the previous periods, primarily due to significantly lower average balances and, in 2011, to the significantly lower average costs of funds. As noted above, in 2012, we shifted a significant percentage of our short-term debt portfolio into discount notes from bonds due to more favorable execution costs for discount notes. This shift also affected the overall cost of funds rate, as the lower interest-rate, short-term instruments matured and were replaced with discount notes rather than bonds. In 2011, the average balance of consolidated obligation bonds declined, primarily due to overall reductions in the bank's assets rather than a shift between consolidated obligation types. The average balance of our consolidated obligation bonds decreased by 42.6% and 13.9%, to $16.0 billion and $27.9 billion, for the years ended December 31, 2012 and 2011, compared to the previous periods. The average cost of funds on our consolidated obligation bonds increased by 17 basis points, to 1.10%, and decreased by 23 basis points, to 0.93%, for the years ended December 31, 2012 and 2011, compared to the previous periods.
Deposits
Interest expense on deposits increased by 40.0% and decreased by 62.5%, to $140,000 and $100,000, for the years ended December 31, 2012 and 2011, compared to the previous periods. The average balance of deposits increased by $58.8 million and $1.0 million, to $400.7 million and $341.9 million, for the years ended December 31, 2012 and 2011, compared to previous periods. The average interest rate paid on deposits increased by 1 basis point and decreased by 5 basis points, to

0.04% and 0.03%, for the years ended December 31, 2012 and 2011, compared to the previous periods. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
Effect of Derivatives and Hedging on Income
We use derivative instruments to manage our exposure to changes in interest rates and to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions and financial management strategies. We often use interest-rate exchange agreements to hedge fixed interest-rate advances and consolidated obligations by effectively converting the fixed interest rates to short-term variable interest rates (generally one- or three-month LIBOR). For example, when we fund a variable interest-rate advance with a fixed interest-rate consolidated obligation, we may enter into an interest-rate exchange agreement that effectively converts the fixed interest-rate consolidated obligation to a variable interest rate and locks in the spread between the consolidated obligation and the advance. In this example, net gain on derivatives and hedging activities would reflect only the impact on interest expense as a result of the hedging of the consolidated obligation and would exclude the impact of the changes on interest income as a result of interest-rate changes on the variable interest-rate advance because the advance is not hedged. To the extent that we hedge our interest-rate risk on such transactions, only the hedged side of the transaction is reflected in net gain on derivatives and hedging activities.
The following tables present the effect of derivatives and hedging on net interest income, other income (loss), and the total net effect of the use of derivatives and hedging on our income, for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31, 2012
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(199)	$—	$24,435	$—	$—	$24,236
Net interest settlements included in net interest income (2)	(108,609)	(46,100)	142,809	(52)	—	(11,952)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(3,762)	31,014	9,527	86	—	36,865
Loss on derivatives not receiving hedge accounting	—	—	—	—	(26)	(26)
Total net realized gain (loss) on derivatives and hedging activities	(3,762)	31,014	9,527	86	(26)	36,839
Net loss on financial instruments held at fair value under fair value option	—	—	(12)	(473)	—	(485)
Total net effect of derivatives and hedging activities	$(112,570)	$(15,086)	$176,759	$(439)	$(26)	$48,638

	For the Year Ended December 31, 2011
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(368)	$—	$30,488	$152	$—	$30,272
Net interest settlements included in net interest income (2)	(162,181)	(69,069)	229,742	856	—	(652)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	640	48,607	31,469	(37)	—	80,679
Gain on derivatives not receiving hedge accounting	—	—	—	—	5,251	5,251
Total net realized gain (loss) on derivatives and hedging activities	640	48,607	31,469	(37)	5,251	85,930
Net gain on financial instruments held at fair value under fair value option	—	—	26	—	—	26
Total net effect of derivatives and hedging activities	$(161,909)	$(20,462)	$291,725	$971	$5,251	$115,576

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	AFS Securities	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
(in thousands)
Amortization/accretion of hedging activities in net interest income (1)	$(673)	$—	$37,928	$260	$—	$37,515
Net interest settlements included in net interest income (2)	(245,798)	(25,723)	251,363	3,909	—	(16,249)
Net gain (loss) on derivatives and hedging activities:
Gain (loss) on fair value hedges	(1,696)	16,939	5,613	214	—	21,070
Gain on derivatives not receiving hedge accounting	—	—	—	—	9,960	9,960
Total net realized gain (loss) on derivatives and hedging activities	(1,696)	16,939	5,613	214	9,960	31,030
Total net effect of derivatives and hedging activities	$(248,167)	$(8,784)	$294,904	$4,383	$9,960	$52,296

(1)	Represents amortization and accretion of fair value hedging adjustments included in net interest income.
(2)	Represents interest income/expense on derivatives included in net interest income.

The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 9 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the years ended December 31, 2012, 2011, and 2010, and "—Financial Condition as of December 31, 2012 and 2011—Derivative Assets and Liabilities" and "—Other Income (Loss)" below for additional information on our outstanding interest-rate exchange agreements.
Other Income (Loss)
Other income (loss) includes net realized gain on sale of AFS securities, net realized gain on sale of HTM securities, the credit portion of OTTI loss, net (loss) gain on financial instruments held under fair value option, net gain on derivatives and hedging activities, net gain on sale of mortgage loans held for sale, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income, including service fees, not included in net interest income. Because of the type of financial activity reported in this category, other income (loss) can be volatile from one period to another. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.

The following table presents the components of our other income (loss) and the year-over-year percentage change for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Other Income (Loss)	2012	2011	Percent Increase/(Decrease)	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$(11,089)	$(91,176)	87.8	$(106,197)	14.1
Net (loss) gain on financial instruments held under fair value option	(485)	26	(1,965.4)	—	N/A
Net realized gain on sale of AFS securities	1,792	—	N/A	—	N/A
Net realized gain on sale of HTM securities	—	3,559	N/A	259	1,274.1
Net gain on sale of mortgage loans held for sale	—	73,925	N/A	—	N/A
Net gain on derivatives and hedging activities	36,839	85,930	(57.1)	31,030	176.9
Net realized loss on early extinguishment of consolidated obligations	(4,975)	(11,258)	55.8	(13,812)	18.5
Other, net	2,159	2,632	(18.0)	2,699	(2.5)
Total other income (loss)	$24,241	$63,638	(61.9)	$(86,021)	174.0

Total other income (loss) decreased by $39.4 million and increased by $149.7 million for the years ended December 31, 2012 and 2011, compared to the previous periods, primarily due to the $73.9 million gain on sale of mortgage loans in July 2011 (without similar activity in 2012 or 2010), a decrease of $49.1 million and an increase of $54.9 million in net gain on derivatives and hedging activities, as well as decreases of $80.1 million and $15.0 million in credit-related OTTI losses, decreases of $6.3 million and $2.6 million in net realized loss on early extinguishment of consolidated obligations, and net realized gain on sale of HTM securities of $3.6 million (without similar activity in 2012 or 2010). These changes in other income (loss) are discussed in more detail below.
Credit Portion of OTTI Loss
For the year ended December 31, 2012, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $11.1 million in our statement of income for the year ended December 31, 2012, compared to $91.2 million and $106.2 million for the same periods in 2011 and 2010. The additional losses in all periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.
See “—Financial Condition as of December 31, 2012 and 2011—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 6 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held Under Fair Value Option
For the years ended December 31, 2012 and 2011, we recorded a net loss of $485,000 and a net gain of $26,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option. There was no similar activity in 2010, as we did not begin such elections until 2011.
Net Realized Gain on Sale of AFS Securities
During the year ended December 31, 2012, we sold AFS securities with an unpaid principal balance of $247.9 million and carrying value of $183.9 million, resulting in a net gain of $1.8 million. We had no such sales in 2011 and 2010.
Net Realized Gain on Sale of HTM Securities
During the year ended December 31, 2012, we sold no HTM securities. During the years ended December 31, 2011 and 2010, we sold $133.1 million and $3.4 million of HTM securities that were within 90 days of maturity or that had paid down to less than 85% of original principal (i.e., qualifying securities), resulting in net gains of $3.6 million and $259,000.

Net Gain on Sale of Mortgage Loans Held for Sale
In July 2011, we sold $1.3 billion of conventional mortgage loans, resulting in a gain of $73.9 million. No similar activity occurred in 2012 or 2010.
Net Gain on Derivatives and Hedging Activities
For the years ended December 31, 2012 and 2011, we recorded a decrease of $49.1 million and an increase of $54.9 million in our net gain on derivatives and hedging activities, compared to the previous periods. The following table presents the components of net gain on derivatives and hedging activities for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Net Gain on Derivatives and Hedging Activities	2012	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$36,865	$80,679	$21,070
Total net gain related to fair value hedge ineffectiveness	36,865	80,679	21,070
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(392)	11	15
Interest-rate caps or floors	—	—	(47)
Net interest settlements	366	5,240	9,992
Total net gain related to derivatives not designated as hedging instruments	(26)	5,251	9,960
Net gain on derivatives and hedging activities	$36,839	$85,930	$31,030

The decrease in the net gain on derivatives and hedging activities for the year ended December 31, 2012, compared to 2011, was due to lower net gains related to the derivatives hedging certain of our AFS securities, ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds, and lower net interest settlements on our economic hedges. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. A significant portion of these hedged AFS securities (e.g., TLGP investments) and the derivatives hedging these securities matured during 2012. As a result, in future periods, the favorable impact of the changes in fair value on the derivatives hedging these securities will not be reflected in net gain on derivatives and hedging activities, nor will the unfavorable impact of the corresponding amortization of large up-front premiums paid on the AFS securities reflected in interest income.
Ineffectiveness in our other fair value hedging relationships generates gains and losses based upon differences between the changes in the fair value of the derivatives and changes related to the risk being hedged. We have designated certain consolidated obligation bonds in fair value hedging relationships where we are hedging against changes in the benchmark interest rate. These consolidated obligation bonds, which totaled $2.9 billion as of December 31, 2012, were placed in hedging relationships after settlement, and have maturity dates ranging from 2013 through 2024. Due to the longer terms to maturity on the hedged items and hedging instruments and the volatility of the benchmark interest rate (in this case, LIBOR) over the terms to maturity, these hedging transactions tend to generate larger amounts of ineffectiveness gain or loss. We expect this volatility to continue until interest-rate volatility moderates and these instruments approach their maturity dates.
Further, prior to December 31, 2012, in valuing our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectations for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. Effective December 31, 2012, we began utilizing the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a $2.0 million gain, which is included in the $36.9 million gain due to ineffectiveness in fair value hedges in the table above. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with securities collateral that cannot be rehypothecated (i.e., where the collateral pledged cannot be reused by the broker-dealer as collateral for its own borrowings).

The operating activities section of our statement of cash flows for the year ended December 31, 2012 reflects cash disbursements made to terminate interest-rate swaps used to hedge certain advances whose associated advance prepayment fees received are reflected as an adjustment of investing cash flows.
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition December 31, 2012 and 2011—Derivative Assets and Liabilities,” and Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation bonds in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. Net realized loss on early extinguishment of consolidated obligations decreased by $6.3 million and $2.6 million, to $5.0 million and $11.3 million, for the years ended December 31, 2012 and 2011, compared to the prior periods.

	As of December 31,
Net Loss on Extinguished Consolidated Obligations	2012	2011	2010
(in thousands)
Repurchased:	$390	$12	$—
Called:
Write-offs of unamortized concessions	6,130	11,246	17,198
Write-offs of basis adjustments	(1,545)	—	(3,386)
Net loss on called consolidated obligations	4,585	11,246	13,812
Total	$4,975	$11,258	$13,812
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
The following table presents the components of our other expense and the year-over-year percentage changes for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Other Expense	2012	2011	Percent Increase/(Decrease)	2010	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$27,817	$26,760	3.9	$29,509	(9.3)
Occupancy cost	6,388	5,109	25.0	6,170	(17.2)
Other operating	30,558	27,404	11.5	25,370	8.0
Finance Agency	4,071	5,043	(19.3)	2,761	82.7
Office of Finance	2,478	2,663	(6.9)	2,462	8.2
Release of provision for derivative counterparty credit loss	—	—	N/A	(4,552)	100.0
Other	159	267	(40.4)	409	(34.7)
Total other expense	$71,471	$67,246	6.3	$62,129	8.2

Other expense increased by $4.2 million and $5.1 million for the years ended December 31, 2012 and 2011, compared to the previous periods. The increases were primarily due to increased other operating expenses and the effect of the 2010 release of $4.6 million in our allowance for derivative counterparty credit loss related to our then-outstanding receivable with Lehman Brothers Holdings, Inc. for which there was no comparable action in 2012 or 2011. The increase in compensation and benefits expense for the year ended December 31, 2012, compared to 2011, was primarily due to increased staffing in our credit and collateral risk management areas, while the decrease in 2011, compared to 2010, primarily reflected the full-year benefit in 2011 of the outsourcing of our information technology to a third-party service provider. Occupancy costs increased in 2012, compared to 2011, primarily due to increases in depreciation expense. The increases in other operating expenses for the years ended December 31, 2012 and 2011, compared to the previous periods, primarily reflected the ongoing costs of our PLMBS litigation.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole. Finance Agency expenses decreased by 19.3% and increased by 82.7% for the years ended December 31, 2012 and 2011, compared to the prior periods, partially as a result of a first-quarter 2011 charge from the Finance Agency of $655,000 related to 2010, 2009, and 2008 (without any similar charge in 2012 or 2010).
Assessments
Historically, our assessments for AHP and REFCORP were based on our net earnings before assessments. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation, so assessments are now determined only for AHP. We recorded $7.9 million of AHP assessments for the year ended December 31, 2012, compared to $9.3 million in 2011.
Due to our overpayment of quarterly REFCORP assessments during 2008 and our 2010 assessments of $5.1 million, as of December 31, 2010, we were entitled to a refund of $14.6 million, which we had recorded in "other assets" on our statement of condition. We received payment for this receivable in April 2011.
See "Part I. Item 1. Business—REFCORP and AHP" and Notes 13 and 14 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" for additional information on assessments.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable in the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include estimates of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. Our significant accounting policies are summarized in Note 1 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.
Determination of OTTI of Securities
For impaired debt securities, the FASB provides OTTI accounting guidance that requires an entity to assess whether: (a) it has the intent to sell the debt security or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized for the entire difference between the impaired security’s amortized cost basis and its fair value. If neither condition is met, the entity performs a cash flow analysis to determine if it expects to recover the entire amortized cost basis of the debt security.
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
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Credit losses related to securities previously determined to be other-than-temporarily impaired where the carrying value is less than the fair value are reclassified out of AOCL and charged to earnings.
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
A significant modeling input to our OTTI assessment is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. For the significant majority of housing markets, the FHLBanks' housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market, which are presented in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the year ended December 31, 2012, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the year ended December 31, 2012, as well as the related current credit enhancement, is presented in Note 6 in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements" included in this report.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Year Ended December 31, 2012			As of December 31, 2012
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	10.9	27.6	41.9	22.9
2005	7.4	18.9	36.4	21.6
2004 and prior	22.6	64.3	94.2	54.0
Total prime	18.4	11.7	31.4	15.5
Alt-A:
2008	7.7	43.6	43.9	32.2
2007	3.8	69.4	52.5	24.8
2006	3.2	72.8	52.9	26.7
2005	5.0	50.5	43.8	27.4
2004 and prior	10.2	14.2	30.4	18.3
Total Alt-A	4.3	64.9	50.6	26.5
Total PLMBS	6.2	57.7	48.0	25.1

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS for our OTTI assessment under a base-case scenario, we also perform a cash flow analysis for these securities under a more stressful scenario. For our evaluation as of December 31, 2012, this more stressful scenario was based on a housing price forecast that was five percentage points lower at the trough than the base-case scenario, followed by a flatter recovery path. Under this more stressful scenario, home prices for the vast majority of markets were projected to decline by 3.0% to 7.0% during fourth quarter 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths, which vary by housing market.

The table below presents projected home-price recovery by months for the more stressful scenario as of December 31, 2012.

	As of December 31, 2012
Months	Annualized Recovery Range
(in percentages)
1 - 6	0.0	1.9
7 - 12	0.0	2.0
13 -18	0.7	2
19 - 30	1.3	3
31 - 42	1.9	3.4
43 - 66	1.9	4.0
Thereafter	1.9	3.8

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
The following table represents the impact to credit-related OTTI for the three months ended December 31, 2012 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended December 31, 2012
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2012 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q4 2012 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	8	$596,021	$(3,514)	20	$1,149,851	$(47,514)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

As described in Note 6 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). In our 2012 OTTI assessments, nine securities determined to be other-than-temporarily impaired prior to 2012 were further impaired. Two additional securities were also determined to be other-than-temporarily impaired in 2012. Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of these or other of our affected securities is less than their amortized cost.
As part of our quarterly OTTI assessment, we also identify the previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected.
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
Fair value is defined in GAAP as the price that would be received in selling an asset or transferring a liability in an orderly transaction between market participants in the principal (or most advantageous) market for that asset or liability. GAAP establishes a three-level hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value measurements, our policy is to maximize the use of observable inputs and to minimize the use of unobservable inputs.
When available, we use quoted market prices to determine fair value. If such prices are not available, we use non-binding dealer quotes for similar assets or liabilities or discounted cash flow models that use market-based, observable inputs, such as volatility factors and interest-rate yield curves. Pricing models and their underlying assumptions are based on our best estimates of discount rates, prepayment speeds, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of our assets and liabilities and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income. In addition, if market-observable inputs for model-based techniques are not available, we may be required to make judgments about the value that market participants would assign to an asset or liability. Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us or operational parameters become more meaningful.
MBS Investments
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
Prior to December 28, 2011, we established a price for each of our MBS using a formula that was based upon a centered price of the prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed were not appropriate based on all available information (including those limited instances in which only one price is received), were subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that was deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. Effective December 28, 2011, we refined our method for estimating the fair values of our MBS. Our refined valuation technique first requires the establishment of a "median" price for each security using a formula that is based upon the number of vendor prices received. If four prices are received, the middle two prices are averaged to establish a median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation, consistent with the evaluation of "outliers" as discussed below.
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
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.
The refinement to the valuation technique did not have a significant impact on the estimated fair values of our MBS as of December 31, 2012 and 2011. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices (i.e., exit prices) are representative of the prices that would have been received if the assets had been sold at the measurement date.
Mortgage Loans
As a result of our July 2011 sale of mortgage loans, we have incorporated additional considerations into our valuation process for mortgage loans held for portfolio, including delinquency data, conformance to GSE underwriting standards in place at the time of the sale, and delivery costs.

Derivative Assets and Liabilities
In June 2010, we enhanced our valuation technique for determining the fair value of our interest-rate exchange agreements indexed on one-month LIBOR, replacing a less precise methodology for estimating the fair value of these instruments with a more precise methodology that incorporates a market-observable basis-spread adjustment into the fair value calculation. The basis-spread adjustment is determined from market-observable basis-swap spreads. Basis swaps are interest-rate swaps whose variable interest-rate pay and receive components have different terms or are tied to different indices. Prior to this enhancement, we calculated the fair value of interest-rate exchange agreements indexed to one-month LIBOR by discounting the instruments' cash flows using the forward interest rates from the LIBOR spot curve.
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
We believe this enhanced valuation technique provides a better estimate of fair value since it incorporates a more precise, market observable input into our fair value estimates. As a result of our implementation of this enhanced valuation technique, our net fair value hedge ineffectiveness of $21.1 million for the year ended December 31, 2010 reflected an $8.9 million net gain on derivatives and hedging activities related to our fair value hedges, all of which that remained on our financial statements were effective as of December 31, 2012, 2011, and 2010 and have continued and are expected to continue to remain effective prospectively. We continue to monitor market conditions and their potential effects on our fair value measurements for derivatives.
Prior to December 31, 2012, in valuing our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectations for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the OIS curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. As such, effective December 31, 2012, we began utilizing the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a $2.0 million gain, which is included in our $36.9 million gain due to ineffectiveness in fair value hedges. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with securities collateral that cannot be rehypothecated (i.e., where the collateral pledged cannot be reused by the broker-dealer as collateral for its own borrowings).
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
Accounting for derivatives under GAAP requires us to make certain judgments, assumptions, and estimates, including:

•	Determining whether a hedging relationship qualifies for hedge accounting;

•	Identifying and analyzing the need to bifurcate an embedded derivative;

•	Assessing the effectiveness of hedging relationships; and

•	Developing fair value measurements (see “—Fair Valuation of Financial Instruments” above).
In accordance with GAAP, we report all derivative financial instruments in the statements of condition at fair value, regardless of whether the derivative qualifies for hedge accounting. As we do not currently engage in cash flow hedging, all changes in the fair values of our derivatives are recorded in current period earnings. Changes in the fair values of derivatives that do not qualify for hedge accounting, or that do not exactly offset changes in value of hedged items, may lead to volatility in our statements of income, particularly during turbulent conditions in the financial and credit markets.
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
Certain fair value hedge relationships meet, at inception, the strict criteria in GAAP for use of the short-cut method of accounting. Under the short-cut method, we assume (provided that an ongoing basis exists for concluding that the hedge relationship is expected to be highly effective) that the change in the fair value of the hedged item attributable to the hedged risk is equal to the change in the fair value of the derivative. As a result, no ineffectiveness is recorded under the short-cut method. In 2010, we discontinued the use of short-cut hedge accounting on new hedging transactions. For all other fair value hedge relationships, the long-haul method of accounting must be used. Under long-haul accounting, we are required to separately measure and record the change in the fair values of the hedged item that is attributable to the hedged risk, in addition to measuring and recording the change in fair value of the related derivative. To the extent that these two changes do not offset exactly, we recognize ineffectiveness in our statements of income.
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
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. The estimated fair values of the embedded derivatives are included as valuation adjustments to the host contract. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument. As of December 31, 2012 and 2011, we had no outstanding advances, investments, or consolidated obligations with bifurcated derivatives.
Concurrent with the initiation of the use of OIS to measure the fair value of certain interest-rate swaps, as discussed above, we have elected to refine the regression analysis methodology used to periodically evaluate the effectiveness of our designated hedging relationships. To evaluate the degree of correlation in our designated hedging relationships over a larger range of possible interest-rate environments, we have altered our regression analysis to incorporate monthly fair value estimates over a five-year period from one that used daily fair value estimates over a two-year period. We believe the refinement improves the predictive value of our periodic prospective hedging effectiveness evaluation. While we have formally re-designated our hedge relationships to effective this refinement in our regression analysis methodology as required by GAAP, the re-designation of the hedging relationships did not impact the statements of condition or income as of, and for the year ended December 31, 2012.
In addition, we elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note.
Additional information concerning our derivative and hedging activities and related accounting is provided in Note 10 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” and “—Financial Condition as of December 31, 2012 and 2011—Derivative Assets and Liabilities” in this report.
Amortization and Accretion of Mortgage-Related Premium and Discount
The following discussion excludes the accretion of interest income and AOCL related to other-than-temporarily impaired debt securities. See “—Determination of OTTI of Securities” above for a related discussion.
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
Advances
The FHLBank Act requires us to obtain sufficient collateral to fully secure borrower advances and, as a creditor, the Seattle Bank benefits from statutory preferences that, combined with collateral practices, make the likelihood of credit losses remote. For the Seattle Bank to incur a credit loss on an advance, two events must occur: (1) the borrower would have to default; and (2) the value of available collateral would have to deteriorate to below the balance of outstanding advances prior to liquidation of that collateral. We review the balance of collateral held as security on advances and assess our borrowers’ credit conditions. As of December 31, 2012 and 2011, we had rights to collateral, either loans or securities, on a borrower-by-borrower basis, with an estimated fair value in excess of outstanding advances. We have never experienced a credit loss on an advance, and we do not currently anticipate any credit losses on advances. Based on the foregoing, we determined that no provision for credit losses on advances was necessary as of December 31, 2012 and 2011.
Mortgage Loans
We analyze our mortgage loans held for portfolio on a quarterly basis by determining inherent credit losses, comparing the inherent credit losses to credit enhancements, and establishing general or specific reserves if necessary. We believe that we have adequate policies and procedures in place to effectively manage our mortgage loan credit risk. We estimate loan losses based on our projection of loan losses inherent in the mortgage loan portfolio as of the statement of condition date. Any allowance for loan losses is reported on the face of the statement of condition. Our analysis employs a consistently applied methodology to determine our best estimate of inherent credit losses, including consideration of credit enhancements.
Until 2006, when we stopped purchasing mortgage loans under our MPP, we acquired both government-guaranteed and conventional fixed interest-rate mortgage loans.
Government-Guaranteed Mortgage Loans
Government-guaranteed mortgage loans are insured by the FHA. Each Seattle Bank member from which we purchased whole mortgage loans under the MPP maintains a guarantee from the FHA regarding the mortgage loans and is responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan; therefore, we have determined that these mortgage loans do not require a loan loss allowance.
Conventional Mortgage Loans
Our credit risk exposure on conventional mortgage loans is the potential for financial loss due to borrower default and depreciation in the value of the real estate securing the applicable conventional mortgage loan, offset by (1) the borrower's equity in the related real estate held as collateral and (2) the related credit enhancements, including PMI, if applicable, and the participating institution's LRA. PMI is additional insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. An LRA is a performance-based holdback reserve to which we have no rights other than those granted under the participating institutions' master contracts for reimbursement of conventional mortgage loan losses caused by the mortgagors' failures to pay amounts due in full. The required funding level for an LRA was established at the time of purchase based on our analysis of expected credit losses on the mortgage loans included in the applicable delivery contract. By the contractual terms, the LRA funds may be used only to offset any actual losses that may occur over the life of the applicable mortgage loans and will be returned to the participating institution if actual losses are less than expected.
Our review for credit loss exposure includes PMI and the LRA. For conventional loans, PMI, if applicable, covers losses or exposure down to a loan-to-value ratio between approximately 65% and 80% based upon characteristics of the loans (i.e., the original appraisal and, depending on original loan-to-value ratios, term, amount of PMI coverage, and other terms of the loans). Approximately 7.2% of our outstanding conventional mortgage loans had PMI coverage as of December 31, 2012. Each conventional mortgage loan is associated with a specific master contract and a related LRA. Once the borrower's equity and then PMI are exhausted, the participating institution's LRA provides additional credit-loss coverage for our conventional mortgage loans until the LRA is exhausted. We assume the credit exposure if the severity of losses on these loans were to exceed the borrowers' equity, PMI, and LRA coverage.
We project the inherent losses on our conventional mortgage loans using the same modeling software, inputs, and assumptions that are used in our determination of OTTI of our PLMBS (as discussed in “—Determination of OTTI Securities” above). These inputs and assumptions, which are applied to our individual conventional mortgage loans, relate to remaining payment terms, prepayment speeds, default rates, loss severity, loan characteristics, expected housing price changes, and interest-rate estimates. TDRs are excluded from this analysis as they as evaluated on an individual loan basis.
For our allowance calculation, we include all estimated credit losses and estimated selling costs (total estimated credit losses) on mortgage loans currently in foreclosure, 180 days or more past due, or projected to become 180 days or more past due in the next 24 months. We then aggregate these total estimated credit losses at the master contract level and determine our loss exposure after credit enhancements (i.e., PMI and LRA). The LRA, which is recorded in “other liabilities” in our statements of condition, totaled $2.6 million and $7.5 million as of December 31, 2012 and 2011. Based on our analysis, as of December 31, 2012 and 2011, we determined that an allowance for credit losses of $2.3 million and $5.7 million was required to cover the total estimated credit losses in excess of the credit enhancements as of such dates. The partial release of the allowance for credit losses in 2012 resulted from: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million in our allowance for credit losses.
We also consider the impact of TDRs in determining our allowance for credit losses on mortgage loans. A TDR is considered to have occurred when: (1) we grant a concession that would not have been otherwise granted to a borrower for economic or legal reasons and the concession is accepted by the borrower; or (2) a mortgage loan is discharged in bankruptcy proceedings and the mortgage loan is not reaffirmed. The first type of TDR primarily involves mortgage loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. We individually evaluate our TDRs for impairment when determining our allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan.
Additional information concerning our mortgage loans and allowance for credit losses, including, among other things, loan-to-value and delinquency data and PMI coverage, is provided in “—Financial Condition as of December 31, 2012 and 2011—Mortgage Loans Held for Portfolio,” “Part I. Item 1. Business—Mortgage Loans Held for Portfolio—Measurement of Credit Risk,” and Notes 1 and in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements.”
Securities Purchased Under Agreements to Resell and Federal Funds Sold
These investments are short-term, and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2012 and 2011 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that, if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2012 and 2011.
Recently Issued and Adopted Accounting Guidance
See Note 2 in “Part II. Item 8. Financial Statements—Audited Financial Statements—Notes to Financial Statements” for a discussion of recently issued and adopted accounting guidance.

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
We evaluate our market-risk measures daily, under a variety of parallel and non-parallel shock scenarios. These primary risk measures are used for regulatory reporting purposes; however, as discussed further below, for interest-rate risk management and policy compliance purposes, we enhanced our market-risk measurement process to better isolate the effects of credit/liquidity associated with our PLMBS.

The following table summarizes our total statement of condition risk measures as of December 31, 2012 and 2011.

	As of	As of
Primary Risk Measures	December 31, 2012	December 31, 2011
Effective duration of equity	1.46	2.19
Effective convexity of equity	0.87	(0.68)
Effective key-rate-duration-of-equity mismatch	1.47	1.41
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.76)%	(3.14)%
- 100 basis point shock scenario	0.18%	1.72%
+ 200 basis point shock scenario	(5.06)%	(7.54)%
- 200 basis point shock scenario	0.30%	2.62%
+ 250 basis point shock scenario	(7.12)%	(9.75)%
- 250 basis point shock scenario	0.30%	3.12%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of December 31, 2012, the decrease in the effective duration of equity from that of December 31, 2011 primarily resulted from decreases in duration contributions of our mortgage-related assets, including our mortgage loan portfolios, our advances (net of derivatives hedging advances), and our agency investments, which were partially offset by increases in duration contributions from our consolidated obligations. The increase in the effective convexity of equity as of December 31, 2012 from December 31, 2011 was primarily caused by the temporary effects of positive convexity of mortgage-related assets, in particular our PLMBS, in a very low interest-rate environment. Effective key-rate-duration-of-equity mismatch slightly increased as of December 31, 2012 from December 31, 2011, primarily due to the changes in the composition of our statements of condition.
The estimated improvements in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between December 31, 2012 and December 31, 2011 were a result of changes in the composition of our statements of condition and changes in interest-rate sensitivities of the Seattle Bank's assets and liabilities as noted in the duration and convexity discussion above.
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
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of December 31, 2012 and 2011. The following table summarizes our basis and mortgage portfolio risk measures and their respective limits as of December 31, 2012 and 2011.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	December 31, 2012	December 31, 2011	Limit
Effective duration of equity	1.46	1.43	+/-4.00
Effective convexity of equity	0.25	0.21	-5.00
Effective key-rate-duration-of-equity mismatch	1.14	0.79	+3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.79)%	(1.74)%	-4.00%
- 100 basis point shock scenario	0.31%	1.23%	-4.00%
+ 200 basis point shock scenario	(4.73)%	(4.26)%	-8.00%
- 200 basis point shock scenario	0.34%	1.77%	-8.00%
+ 250 basis point shock scenario	(6.49)%	(5.73)%	-10.00%
- 250 basis point shock scenario	0.29%	2.04%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates of our basis and mortgage portfolio as of December 31, 2012 from that of December 31, 2011 are generally due to the same factors as those of our total bank asset and liability portfolio analysis discussed above. Differences in the directions of change from the analysis above are primarily due to the relative impact of changes in the composition of our statements of condition and recovery in the market value of PLMBS.
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of December 31, 2012 and 2011—Derivative Assets and Liabilities" for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FEDERAL HOME LOAN BANK OF SEATTLE

FEDERAL HOME LOAN BANK OF SEATTLE
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Federal Home Loan Bank of Seattle's (Seattle Bank’s) management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
With the participation and under the supervision of the president and chief executive officer and chief accounting and administrative officer (who for the purposes of the Seattle Bank’s internal control over financial reporting performs similar functions as a principal financial officer), management conducted an assessment of the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2012, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, management concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle
In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers, LLP
Seattle, Washington
March 13, 2013

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION

	As of	As of
	December 31, 2012	December 31, 2011
(in thousands, except par value)
Assets
Cash and due from banks (Note 3)	$454	$1,286
Deposits with other Federal Home Loan Banks (FHLBanks)	70	15
Securities purchased under agreements to resell	5,600,000	3,850,000
Federal funds sold	7,143,200	6,010,699
Investment securities:
Available-for-sale (AFS) securities (Note 4)	3,877,964	11,007,753
Held-to-maturity (HTM) securities (fair values of $8,475,278 and $6,467,710) (Note 5)	8,418,411	6,500,590
Total investment securities	12,296,375	17,508,343
Advances (Note 7)	9,135,243	11,292,319
Mortgage loans held for portfolio, net (includes $2,326 and $5,704 of allowance for credit losses) (Notes 8 and 9)	1,059,308	1,356,878
Accrued interest receivable	44,350	64,287
Premises, software, and equipment, net	15,310	15,959
Derivative assets, net (Note 10)	105,582	69,635
Other assets	20,725	15,046
Total Assets	$35,420,617	$40,184,467
Liabilities
Interest-bearing deposits (Note 11)	$541,408	$287,015
Consolidated obligations (Note 12):
Discount notes (includes $1,249,442 and $0 at fair value under fair value option)	21,417,653	14,034,507
Bonds (includes $499,986 and $499,974 at fair value under fair value option)	10,496,762	23,220,596
Total consolidated obligations	31,914,415	37,255,103
Mandatorily redeemable capital stock (Note 15)	1,186,204	1,060,767
Accrued interest payable	69,172	93,344
Affordable Housing Program (AHP) payable (Note 13)	18,330	13,142
Derivative liabilities, net (Note 10)	85,893	147,693
Other liabilities	31,160	40,900
Total liabilities	33,846,582	38,897,964
Commitments and contingencies (Note 19)
Capital (Note 15)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 14,630 and 16,203	1,463,045	1,620,339
Class A capital stock putable ($100 par value) - issued and outstanding shares: 1,092 and 1,194	109,222	119,338
Total capital stock	1,572,267	1,739,677
Retained earnings:
Unrestricted	189,213	132,575
Restricted	39,023	24,863
Total retained earnings	228,236	157,438
Accumulated other comprehensive loss (AOCL) (Note 15)	(226,468)	(610,612)
Total capital	1,574,035	1,286,503
Total Liabilities and Capital	$35,420,617	$40,184,467

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Interest Income
Advances	$82,904	$105,550	$168,231
Prepayment fees on advances, net	14,407	19,593	22,302
Interest-bearing deposits	76	99	93
Securities purchased under agreements to resell	9,069	2,980	13,238
Federal funds sold	10,796	15,943	13,781
AFS securities	27,408	(936)	24,953
HTM securities	109,106	113,936	144,611
Mortgage loans held for portfolio	62,578	108,097	187,264
Mortgage loans held for sale	—	4,792	—
Loans to other FHLBanks	—	—	2
Total interest income	316,344	370,054	574,475
Interest Expense
Consolidated obligations - discount notes	16,364	9,668	22,483
Consolidated obligations - bonds	176,839	259,374	374,505
Deposits	140	100	267
Securities sold under agreements to repurchase	—	—	1
Total interest expense	193,343	269,142	397,256
Net Interest Income	123,001	100,912	177,219
Less: (Benefit) provision for credit losses	(2,893)	3,924	1,168
Net Interest Income after (Benefit) Provision for Credit Losses	125,894	96,988	176,051
Other Income (Loss)
Total other-than-temporary impairment (OTTI) loss (Note 6)	(9,906)	(10,383)	(207,857)
Net amount of OTTI loss reclassified (from) to AOCL	(1,183)	(80,793)	101,660
Net OTTI loss, credit portion	(11,089)	(91,176)	(106,197)
Net (loss) gain on financial instruments held under fair value option (Note 17)	(485)	26	—
Net realized gain on sale of AFS securities	1,792	—	—
Net realized gain on sale of HTM securities	—	3,559	259
Net gain on sale of mortgage loans held for sale	—	73,925	—
Net gain on derivatives and hedging activities (Note 10)	36,839	85,930	31,030
Net realized loss on early extinguishment of consolidated obligations	(4,975)	(11,258)	(13,812)
Other, net	2,159	2,632	2,699
Total other income (loss)	24,241	63,638	(86,021)
Other Expense
Operating:
Compensation and benefits	27,817	26,760	29,509
Other operating	36,946	32,513	31,540
Federal Housing Finance Agency (Finance Agency)	4,071	5,043	2,761
Office of Finance	2,478	2,663	2,462
Reversal of provision for derivative counterparty credit loss (Note 10)	—	—	(4,552)
Other, net	159	267	409
Total other expense	71,471	67,246	62,129
Income before Assessments	78,664	93,380	27,901
Assessments
AHP	7,866	9,338	2,278
Resolution Funding Corporation (REFCORP)	—	—	5,124
Total assessments	7,866	9,338	7,402
Net Income	$70,798	$84,042	$20,499
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Net income	$70,798	$84,042	$20,499
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	5,095	16,468	(5,470)
Net non-credit portion of OTTI gain (loss) on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	(56,411)	(285,998)
Net change in fair value of OTTI securities	377,805	(53,766)	303,263
Reclassification of non-credit portion included in net income	11,078	89,048	89,138
Reclassification of net realized gain on sale of AFS securities included in net income	(1,792)	—	—
Total net non-credit portion of OTTI gain (loss) on AFS securities	387,091	(21,129)	106,403
Net non-credit portion of OTTI (loss) gain on HTM securities:
Non-credit portion	(9,895)	(8,802)	(203,384)
Reclassification of non-credit portion included in net income	—	547	12,586
Accretion of non-credit portion	1,851	12,805	43,559
Transfer of non-credit portion from HTM securities to AFS securities	—	56,411	285,998
Total net non-credit portion of OTTI (loss) gain on HTM securities	(8,044)	60,961	138,759
Pension benefits (Note 16)	2	(6)	2,218
Total comprehensive income	$454,942	$140,336	$262,409

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL

For the Years Ended December 31, 2012, 2011, and 2010	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 15)	Restricted (Note 15)	Total
(amounts and shares in thousands)
Balance, December 31, 2009	1,325	$132,518	17,171	$1,717,149	$52,897	$—	$52,897	$(908,816)	$993,748
Proceeds from issuance of capital stock	—	—	18	1,842	—	—	—	—	1,842
Net shares reclassified to mandatorily redeemable capital stock	(60)	(6,064)	(692)	(69,296)	—	—	—	—	(75,360)
Comprehensive income	—	—	—	—	20,499	—	20,499	241,910	262,409
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from issuance of capital stock	—	—	24	2,408	—	—	—	—	2,408
Net shares reclassified to mandatorily redeemable capital stock	(71)	(7,116)	(318)	(31,764)	—	—	—	—	(38,880)
Comprehensive income	—	—	—	—	59,179	24,863	84,042	56,294	140,336
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from issuance of capital stock	—	—	63	6,340	—	—	—	—	6,340
Repurchases of capital stock	(66)	(6,563)	(103)	(10,315)	—	—	—	—	(16,878)
Net shares reclassified to mandatorily redeemable capital stock	(36)	(3,553)	(1,533)	(153,319)	—	—	—	—	(156,872)
Comprehensive income	—	—	—	—	56,638	14,160	70,798	384,144	454,942
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	$189,213	$39,023	$228,236	$(226,468)	$1,574,035

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Operating Activities
Net income	$70,798	$84,042	$20,499
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(7,479)	17,130	(65,277)
Net OTTI loss, credit portion	11,089	91,176	106,197
Net realized gain on sale of HTM securities	—	(3,559)	(259)
Net realized gain on sale of AFS securities	(1,792)	—	—
Net gain on sale of mortgage loans held for sale	—	(73,925)	—
Net change in fair value adjustments on financial instruments held under fair value option	485	(26)	—
Net change in net fair value adjustment on derivatives and hedging activities	(73,052)	(6,628)	53,325
Net realized loss on early extinguishment of consolidated obligations	4,975	11,258	13,812
(Benefit) provision for credit losses	(2,893)	3,924	1,168
Other adjustments	(129)	288	2
Net change in:
Accrued interest receivable	19,935	22,080	37,218
Other assets	(4,143)	(189)	6,561
Accrued interest payable	(24,174)	(36,128)	(78,370)
Other liabilities	1,069	27,113	6,155
Total adjustments	(76,109)	52,514	80,532
Net cash (used in) provided by operating activities	(5,311)	136,556	101,031
Investing Activities
Net change in:
Interest-bearing deposits	15,837	42,452	(38,145)
Deposits with other FHLBanks	(55)	(6)	23
Securities purchased under agreements to resell	(1,750,000)	900,000	(1,250,000)
Federal funds sold	(1,132,501)	558,453	3,481,848
Premises, software and equipment	(2,799)	(4,358)	(3,434)
AFS securities:
Proceeds from maturities of long-term	8,997,062	1,948,116	550,609
Proceeds from sales of long-term	185,332	—	—
Purchases of long-term	(1,695,992)	(244,051)	(11,601,894)
HTM securities:
Net decrease in short-term	411,123	587,054	1,636,039
Proceeds from maturities of long-term	1,804,161	1,376,529	2,015,376
Proceeds from sales of long-term	—	136,698	3,409
Purchases of long-term	(4,144,862)	(2,207,723)	(1,384,809)
Advances:
Proceeds	42,662,820	33,831,590	35,346,739
Made	(40,532,489)	(31,724,800)	(26,485,504)
Mortgage loans:
Principal collected	289,351	558,052	888,954
Proceeds from sale of held for sale	—	1,357,269	—
Net cash provided by investing activities	5,106,988	7,115,275	3,159,211

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Financing Activities
Net change in:
Deposits	$223,795	$(199,214)	$168,746
Net proceeds (payments) on derivative contracts with financing elements	12,450	(68,003)	83,368
Net proceeds from issuance of consolidated obligations:
Discount notes	702,784,905	679,399,084	981,031,091
Bonds	28,691,218	35,091,553	43,891,863
Payments for maturing and retiring consolidated obligations:
Discount notes	(695,389,860)	(676,947,514)	(987,882,601)
Bonds	(41,383,044)	(44,530,040)	(41,284,800)
Proceeds from issuance of capital stock	6,340	2,408	1,842
Payments for repurchase/redemption of mandatorily redeemable capital stock	(31,435)	—	—
Payments for repurchase of capital stock	(16,878)	—	—
Net cash used in financing activities	(5,102,509)	(7,251,726)	(3,990,491)
Net change in cash and due from banks	(832)	105	(730,249)
Cash and due from banks at beginning of the period	1,286	1,181	731,430
Cash and due from banks at end of the period	$454	$1,286	$1,181

Supplemental Disclosures
Interest paid	$217,515	$305,271	$475,626
AHP payments, net	$2,678	$1,238	$5,864
REFCORP refund payments	$—	$(14,552)	$—
Transfers of mortgage loans to real estate owned (REO)	$4,710	$3,918	$2,458
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,283,338	$—
Transfers of HTM securities to AFS securities	$—	$81,686	$403,573

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
NOTES TO FINANCIAL STATEMENTS

Background Information
These financial statements present the financial position and results of operations of the Federal Home Loan Bank of Seattle (Seattle Bank). The Seattle Bank, a federally chartered corporation and government-sponsored enterprise (GSE), is one of 12 district FHLBanks created by Congress under the authority of the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development.
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
 The Finance Agency, an independent agency in the executive branch of the United States (U.S.) government, supervises and regulates the FHLBanks, Office of Finance, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae).
The Office of Finance is a joint office of the FHLBanks established by the Federal Housing Finance Board (Finance Board), the predecessor to the Finance Agency, to facilitate the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the FHLBank Act and applicable regulation, consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. We use these funding sources to provide loans, which we call advances, to our members, to purchase short- and longer-term investments, and, historically, to purchase mortgage loans from members through our Mortgage Purchase Program (MPP). We also offer correspondent banking services, such as wire transfer and security safekeeping services, cash management, and letters of credit to our member institutions.
The Seattle Bank does not conduct business through any special purpose entities or any other type of off-balance-sheet conduit.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of OTTI of certain securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premium and accretion of discount, and determination of the allowance for credit losses. Actual results could differ significantly from these estimates.
We have evaluated subsequent events for potential recognition or disclosure through the filing date of this Annual Report on Form 10-K.

Significant Accounting Policies
Fair Value
The fair value amounts recorded on our statements of condition and in our note disclosures for the periods presented have been determined using available market information and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of our financial instruments, there are inherent limitations in any valuation technique and therefore, the fair values presented may not be indicative of the amounts that would have been realized in market transactions as of the reporting dates. Note 17 details the estimated fair values of our financial instruments.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
These investments provide short-term liquidity and are carried at cost. We account for securities purchased under agreements to resell as short-term collateralized loans which are classified as assets on our statements of condition. Our third-party custodian holds the securities purchased under agreements to resell in the name of the Seattle Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) remit to us an equivalent amount of cash or (2) place an equivalent amount of additional securities with our safekeeping agent. If the counterparty fails to do either, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with investment-grade counterparties.
Investment Securities
We classify investment securities as HTM or AFS at the date of acquisition. Purchases and sales of securities are generally recorded on a trade-date basis. We include and record certain certificates of deposit that meet the definition of a security as HTM investments.
HTM Securities
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at amortized cost, representing the amount at which an investment is acquired adjusted for periodic principal payments, amortization of premiums, accretion of discounts and OTTI loss previously recognized in net income, and AOCL.
Certain changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. During 2011, we transferred certain of our private-label mortgage-backed securities (PLMBS) determined to be other-than-temporarily impaired from HTM to AFS based on evidence of a decline in the issuers’ creditworthiness (see Note 4). We had no similar transfers in 2012.
In addition, for the purpose of the classification of securities, sale of a debt security near enough to the maturity date (or call date if exercise of the call is probable) or occurring after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security, payable in equal installments (both principal and interest) over its term, are considered maturities. During the year ended December 31, 2012, we sold no HTM securities. During the years ended December 31, 2011 and 2010, we realized $3.6 million and $259,000 of gains on the sale of HTM securities that were either within three months of maturity or had less than 15% of the acquired principal outstanding at the time of the sale.
AFS Securities
We classify certain investments as "available-for-sale securities" on our statements of condition and carry them at fair value. We record changes in the fair value of these securities in AOCL as “net unrealized gain (loss) on AFS securities.” For AFS securities that have been hedged and qualify as fair-value hedges, we record the portion of the change in value related to the risk being hedged in other income as “net gain (loss) on derivatives and hedging activities” together with the related change in the fair value of the derivative, and record the remainder of the changes in the fair value of the investments in AOCL as “net unrealized gain (loss) on AFS securities.”

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
Gains and Losses on Sales of Securities
We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss) on our statements of income.
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
Recognition of OTTI
If either of the first two conditions noted above is met, we recognize an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the statement of condition date. If neither of the first two conditions is met, we perform an analysis, including a cash flow analysis for each of our PLMBS, to determine if the third condition above exists.
In instances in which we determine that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before the anticipated recovery of its amortized cost basis, the carrying value of the debt security is adjusted to its fair value; however, rather than recognizing the entire impairment in current period earnings, the impairment is separated into: (1) the amount of the total impairment related to the credit loss (i.e., the credit component) and (2) the amount of the total impairment related to all other factors (i.e., the non-credit component). The amount of the total impairment related to credit loss is recognized in earnings. The total OTTI is presented in the statements of income with an offset for the amount of the total non-credit OTTI that is recognized in AOCL. The credit loss on a debt security is limited to the amount of that security's unrealized losses.
Accounting for OTTI Recognized in AOCL
If, subsequent to a security’s initial OTTI determination, additional credit losses on a debt security are expected, we record additional OTTI charges. The amount of total OTTI for a previously impaired security is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCL prior to the determination of OTTI and its fair value. Any additional credit loss related to previously other-than-temporarily impaired securities is limited to the security's unrealized losses, or the difference between its amortized cost and its fair value. The additional credit loss is reclassified out of AOCL (up to the amount in AOCL) and charged to earnings. Any credit loss in excess of the related AOCL is charged to earnings.
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

Advances
We report advances to members, former members, and state housing authorities at amortized cost, net of premium and discounts, including discounts on advances related to AHP and Community Investment Program/Economic Development Fund (CIP/EDF) reduced interest-rate advances, unearned commitment fees, and hedging adjustments, as discussed below. We amortize the premiums and accrete the discounts on advances and recognize unearned commitment fees and basis adjustments on terminated hedging relationships to interest income using a level-yield methodology to contractual maturity of the advance. We record interest on advances to income as earned.
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
If a new advance qualifies as a modification of an existing advance, the net prepayment fee on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized to advance interest income over the life of the modified advance using a level-yield methodology. If the new advance qualifies as a modification of an existing hedged advance, the cumulative hedge adjustments and the prepayment fees on the original advance are included in the carrying amount of the modified advance and are amortized into advance interest income over the life of the modified advance using a level-yield methodology. If the modified advance is also hedged and the hedging relationship meets the hedge accounting criteria, the modified advance is marked to either benchmark or full fair value, depending upon the risk being hedged, and subsequent fair value changes attributable to the hedged risk are recorded in other income (loss) on our statements of income.
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
Credit Enhancements
Finance Agency regulations require that mortgage loans held in the FHLBanks' portfolios be credit enhanced so that each FHLBank's risk of loss is limited to the losses of an investor in an at least investment grade category. For conventional mortgage loans, participating financial institutions retain a portion of the credit loss on the mortgage loans sold to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. See Note 9 for information regarding the Seattle Bank's efforts to credit enhance its MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
Allowance for Credit Losses
An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment to provide for probable losses inherent in our various asset portfolios as of the statements of condition dates. To the extent necessary, an allowance for credit losses for credit exposures not recorded on the statement of condition is recorded as a liability. See Note 9 for details on each asset portfolio's allowance methodology.
Portfolio Segments
A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) credit products (i.e., advances, letters of credit, and other extensions of credit to members), (2) government-guaranteed or insured mortgage loans held for portfolio, (3) conventional mortgage loans held for portfolio, (4) federal funds sold, and (5) securities purchased under agreements to resell.
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
Nonaccrual Loans
We place a conventional mortgage loan on nonaccrual status if we determine that either: (1) the collection of the principal or interest is doubtful or (2) interest or principal is 90 days or more past due. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement. If the collection of the remaining principal amount due is considered doubtful, then cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when: (1) none of its contractual principal and interest is past due and unpaid, and we expect repayment of the remaining contractual principal and interest, or (2) it otherwise becomes well secured and is in the process of collection.
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
Troubled Debt Restructurings (TDRs)
A TDR is considered to have occurred when: (1) we grant a concession that would not have been otherwise granted to a borrower for economic or legal reasons and the concession is accepted by the borrower; or (2) a mortgage loan is discharged in bankruptcy proceedings and the mortgage loan is not reaffirmed. The first type of TDR primarily involves mortgage loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, generally no other terms of the original loan are modified. We individually evaluate our TDRs for impairment when determining our allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan.
REO
REO includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at fair value less estimated selling costs. If the fair value of the REO (minus estimated selling costs) is less than our recorded investment at the time of transfer, a loss is recognized in the statement of income to the extent that it is not offset by an allowance for credit losses or available funds in the lender risk account (LRA). Any subsequent realized gains and realized or unrealized losses are included in other non-interest expense in the statements of income. REO is recorded in other assets in the statements of condition.
Derivatives
All derivatives are recognized on the statements of condition at their fair values and are reported as either derivative assets or liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of master netting arrangements with the counterparty. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the statements of cash flows unless the derivative meets the criteria to be a financing derivative.
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
Accounting for Fair Value Hedges
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Our approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of “long-haul” hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items and whether those derivatives may be expected to remain effective in future periods.

•
Shortcut hedge accounting. Transactions that meet certain criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest-rate swap is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. In 2010, we discontinued the use of shortcut hedge accounting for new hedging relationships.
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities” on the statements of income. For fair value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is also recorded in “net gain (loss) on derivatives and hedging activities.”
We did not apply cash-flow hedge accounting to any transactions during the years ended December 31, 2012, 2011, and 2010.
Accounting for Economic and Intermediary Hedges
An economic hedge is a derivative used to hedge specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as “net gain (loss) on derivatives and hedging activities” on our statements of income with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.
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
Accrued Derivative Interest Receivable and Payable
The net settlements of interest receivables and payables related to derivatives designated as fair value hedging instruments are recognized as adjustments to the income or expense of the designated underlying advances, investments, consolidated obligations, or other financial instruments. The net settlements of interest receivables and payables related to derivatives in economic and intermediary hedges are recognized in other income (loss) as “net gain (loss) on derivatives and hedging activities” on our statements of income.
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

When hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statements of condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining term to maturity of the hedged item using a level-yield methodology. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the statements of condition at its fair value, removing from the statements of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.
Embedded Derivatives
We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, including structured advances, such as floating-to-fixed convertible advances, capped or floored advances, or symmetrical prepayment advances, variable interest-rate MBS with interest-rate caps, and structured funding, such as step-up and range consolidated obligation bonds, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, investment, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and accounted for as a stand-alone derivative instrument as part of an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is measured at fair value, with changes in fair value reported in current period earnings, or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statements of condition at fair value and no portion of the contract is designated as a hedging instrument.
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
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2012 and 2011, we had $14.0 million and $14.8 million in unamortized computer software costs included in our premises, software, and equipment. Amortization of computer software costs charged to expense was $3.4 million, $2.0 million, and $1.9 million for the years ended December 31, 2012, 2011, and 2010.
Depreciation and Amortization and Accumulated Depreciation and Amortization
Our accumulated depreciation and amortization related to premises, software, and equipment was $18.8 million and $14.8 million as of December 31, 2012 and 2011. Depreciation and amortization expense for premises, software, and equipment was $4.2 million, $3.0 million, and $3.2 million for the years ended December 31, 2012, 2011, and 2010.
Consolidated Obligations
With the exception of those consolidated obligations on which we have elected the fair value option and which are recorded at fair value, we record our consolidated obligations at amortized cost.
Discounts and Premiums on Consolidated Obligations
We accrete or amortize the discounts, premiums, and hedging basis adjustments on consolidated obligation bonds and discount notes to interest expense using a level-yield methodology to the contractual life.
Concessions on Consolidated Obligations
Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to us based upon the percentage of the debt issued that we assume.

Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred in other expense. Concessions paid on consolidated obligations not designated under the fair value options are deferred and amortized, using the interest method, over the contractual life of the related consolidated obligation. Unamortized concessions are included in “other assets” on the statements of condition and the amortization of such concessions is included in consolidated obligation interest expense on the statements of income.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to a liability when a member gives notice of intent to withdraw from membership or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Prior to September 30, 2012, excess stock subject to voluntary redemption requests generally remained classified as equity because the penalty of rescission of such a request (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) was not substantive as it was based on the forfeiture of future dividends. If circumstances changed such that the rescission of an excess stock redemption request was subject to a substantive penalty or the redemption request passed its statutory redemption date, we reclassified such stock as mandatorily redeemable capital stock. As a result of the equitable treatment of excess stock across all of the bank's shareholders under the excess stock repurchase program and the observed behavior of shareholders with outstanding redemption requests not opting out of the September stock repurchase, we determined that classifying excess stock subject to redemption requests in equity until its statutory redemption date was no longer the most appropriate accounting treatment. Accordingly, as of September 30, 2012, excess stock redemption requests totaling $87.6 million were reclassified from equity to liability on our statement of condition. We also transfer excess stock subject to voluntary redemption request from equity to liability at the request date. On a quarterly basis, we evaluate the outstanding excess stock balances of members with outstanding redemption requests and adjust the amount of capital stock classified as a liability accordingly. If a member cancels its written notice of redemption or notice of withdrawal, we reclassify any mandatorily redeemable capital stock from a liability to equity. See Note 15 for more information.
Reclassifications are recorded at fair value. Dividends declared on capital stock classified as a liability are accrued at the expected dividend rate, as applicable, and reflected as interest expense in the statements of income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow on the statements of cash flows. See Note 15 for more information.
Restricted Retained Earnings
In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement). Under the Capital Agreement, effective third quarter 2011, each FHLBank began contributing 20% of its quarterly net income to a separate restricted retained earnings account at that FHLBank and will continue to do so until the account balance equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. The restricted retained earnings balance is included in all capital adequacy measures and is presented separately on the statements of condition. See Note 15 for more information.
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

Assessments
AHP
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. We charge the required funding for the AHP to earnings and establish a liability. We generally make AHP subsidies available to our members directly. We may also issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. When we make an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the interest-rate on comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 13 for more information.
REFCORP
Although exempt from ordinary federal, state, and local taxation except for local real estate tax, we were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation expired. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 14 for more information.

Note 2—Recently Issued or Adopted Accounting Guidance
Joint and Several Liability Arrangements
On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the Seattle Bank). We do not expect the guidance to affect our financial condition, results of operations, or cash flows.
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Finance Agency's advisory bulletin states that it was effective for the FHLBanks upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of this advisory bulletin to January 1, 2014. The FHLBanks are currently assessing the provisions of this advisory bulletin in coordination with Finance Agency, and we have not yet determined its effect on our financial condition, results of operations, or cash flows.
Bank Regulatory Guidance on Accounting for Loans Discharged in Chapter 7 Bankruptcy
Regulatory guidance from the Office of the Comptroller of the Currency in 2012 effectively changed industry practice to require single-family mortgage loans discharged in Chapter 7 bankruptcy to be classified as troubled debt restructurings (TDRs), regardless of delinquency status or payment history. As a result of this guidance, as of December 31, 2012, we refined our TRD evaluation process to include such loans as TDRs. See Notes 1 and 9.
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance, which was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting agreement or similar arrangement, requires an entity to disclose both gross and net information about derivative, repurchase, and security lending instruments, which meet this criteria. This guidance, as amended, will be effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
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
On February 5, 2013, the FASB issued guidance intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). This guidance does not change the current requirements for reporting net income or comprehensive income in the financial statements. Rather, it requires an entity to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts are to be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and will be applied prospectively. The adoption of this guidance will result in additional financial statement disclosures, but will not affect our financial condition, results of operations, or cash flows.
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

Note 3—Cash and Due from Banks
We maintain collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances were $175,000 and $112,000 for the years ended December 31, 2012 and 2011.

Effective July 12, 2012, the Federal Reserve eliminated its contractual clearing balance program and we reduced our previously required balance to zero. Prior to July 12, 2012, we maintained average required balances with the Federal Reserve Bank of San Francisco for this program. For the year ended December 31, 2011, our average required balance was $1.0 million.

Note 4—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of December 31, 2012 and 2011.

	As of December 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$1,159,869	$—	$7,081	$(32)	$1,166,918
GSE obligations (3)	1,408,238	—	9,064	(20)	1,417,282
Total non-MBS	2,568,107	—	16,145	(52)	2,584,200
MBS:
Residential PLMBS	1,517,825	(224,061)	—	—	1,293,764
Total	$4,085,932	$(224,061)	$16,145	$(52)	$3,877,964

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (3)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
Treasury Liquidity Guarantee Program (TLGP) securities (4)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)	Consists of obligations issued by one or more of the following: U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S.

(3)	Consists of obligations issued by one or more of the following: Federal Farm Credit Bank (FFCB), Freddie Mac, Fannie Mae, and Tennessee Valley Authority (TVA).

(4)	Consists of notes guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the TLGP.

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $420.9 million and $513.5 million as of December 31, 2012 and 2011.
During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio. The transferred PLMBS had significant OTTI credit losses in the periods of transfer, which we consider to be evidence of a significant deterioration in the securities' creditworthiness. These transfers allow us the option to divest these securities prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors, while acknowledging our intent to hold these securities for an indefinite period of time. Certain securities with current-period credit-related losses remained in our HTM portfolio primarily due to their moderate cumulative levels of credit-related OTTI losses. We had no similar transfers during 2012.

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

During 2012, we sold six AFS PLMBS securities that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sales totaled $129.5 million and resulted in a gain of $1.8 million for the year ended December 31, 2012. We also sold one additional AFS security in 2012. The proceeds of the sale were $55.9 million, resulting in a loss of $51,000 for the year ended December 31, 2012.
As of December 31, 2012 and 2011, we held $503.1 million and $2.9 billion of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.
Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of December 31, 2012 and 2011, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$29,088	$(32)	$—	$—	$29,088	$(32)
GSE obligations	99,254	(20)	—	—	99,254	(20)
Total non-MBS	128,342	(52)	—	—	128,342	(52)
MBS:
Residential PLMBS *	—	—	1,293,764	(224,061)	1,293,764	(224,061)
Total	$128,342	$(52)	$1,293,764	$(224,061)	$1,422,106	$(224,113)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS *	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

* Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of December 31, 2012 and 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2012		As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$695,295	$696,441	$8,782,269	$8,791,638
Due after one year through five years	244,834	245,150	899,364	902,016
Due after five years through 10 years	397,643	399,535	—	—
Due after 10 years	1,230,335	1,243,074	45,723	44,700
Total non-MBS	2,568,107	2,584,200	9,727,356	9,738,354
MBS:
Due after 10 years	1,517,825	1,293,764	1,880,551	1,269,399
Total	$4,085,932	$3,877,964	$11,607,907	$11,007,753

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of December 31, 2012 and 2011.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$1,797,154	$3,847,623
Variable	770,953	5,879,733
Total non-MBS	2,568,107	9,727,356
MBS:
Variable	1,517,825	1,880,551
Total	$4,085,932	$11,607,907

As of December 31, 2012 and 2011, the fair value of our GSE obligations and, in 2011, our TLGP securities, reflected favorable basis adjustments of $5.9 million and $14.4 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 6.

Note 5—Held-to-Maturity Securities
Major Security Types
The following tables summarize our HTM securities as of December 31, 2012 and 2011.

	As of December 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$269,000	$—	$269,000	$11	$—	$269,011
Other U.S. agency obligations (3)	22,599	—	22,599	227	(4)	22,822
GSE obligations (4)	299,954	—	299,954	3,617	—	303,571
State or local housing obligations	708,776	—	708,776	1,528	(307)	709,997
Total non-MBS	1,300,329	—	1,300,329	5,383	(311)	1,305,401
MBS:
Residential:
Other U.S. agency (3)	141,034	—	141,034	394	—	141,428
GSE (4)	6,213,529	—	6,213,529	84,932	(385)	6,298,076
PLMBS	594,970	(17,616)	577,354	4,839	(37,971)	544,222
Commercial (multi-family):
GSE (4)	186,165	—	186,165	100	(114)	186,151
Total MBS	7,135,698	(17,616)	7,118,082	90,265	(38,470)	7,169,877
Total	$8,436,027	$(17,616)	$8,418,411	$95,648	$(38,781)	$8,475,278

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (3)	25,530	—	25,530	278	(5)	25,803
GSE obligations (4)	389,726	—	389,726	21,069	—	410,795
State or local housing obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (3)	165,431	—	165,431	291	(6)	165,716
GSE (4)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of obligations issued by one or more of the following: Small Business Administration (SBA) investments and obligations issued by U.S. AID.

(4)	Consists of securities issued by one or more of the following: Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $803,000 and $828,000 of credit-related OTTI losses as of December 31, 2012 and 2011. The amortized cost of our other HTM MBS includes gross amortizable premium of $21.7 million and $25.1 million, and gross accretable discount of $7.8 million and $10.3 million as of December 31, 2012 and 2011.

During 2011, we transferred certain of our PLMBS from our HTM portfolio to our AFS portfolio (see Note 4). No such transfers occurred during 2012.
As of December 31, 2012 and 2011, we held $190.5 million and $256.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 18 for additional information concerning these related parties.
Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2012 and 2011. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$233	$—	$1,083	$(4)	$1,316	$(4)
State or local housing obligations	1,485	(189)	937	(118)	2,422	(307)
Total non-MBS	1,718	(189)	2,020	(122)	3,738	(311)
MBS:
Residential:
GSEs	128,332	(356)	63,313	(29)	191,645	(385)
PLMBS	—	—	405,275	(55,587)	405,275	(55,587)
Commercial (multi-family):
GSEs	102,150	(114)	—	—	102,150	(114)
Total MBS	230,482	(470)	468,588	(55,616)	699,070	(56,086)
Total	$232,200	$(659)	$470,608	$(55,738)	$702,808	$(56,397)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSEs	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of December 31, 2012 and 2011 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31, 2012			As of December 31, 2011
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$578,259	$578,259	$581,889	$769,989	$769,989	$770,231
Due after one year through five years	121,112	121,112	121,303	299,737	299,737	320,624
Due after five years through 10 years	138,114	138,114	138,432	10,875	10,875	10,950
Due after 10 years	462,844	462,844	463,777	17,790	17,790	17,971
Total non-MBS	1,300,329	1,300,329	1,305,401	1,098,391	1,098,391	1,119,776
Total MBS	7,135,698	7,118,082	7,169,877	5,411,771	5,402,199	5,347,934
Total	$8,436,027	$8,418,411	$8,475,278	$6,510,162	$6,500,590	$6,467,710

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of December 31, 2012 and 2011.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
(in thousands)
Non-MBS:
Fixed	$598,340	$1,069,727
Variable	701,989	28,664
Total non-MBS	1,300,329	1,098,391
MBS:
Fixed	1,120,271	1,639,963
Variable	6,015,427	3,771,808
Total MBS	7,135,698	5,411,771
Total	$8,436,027	$6,510,162

Credit Risk
A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities, are included in Note 6.

Note 6—Investment Credit Risk and Assessment for OTTI
Credit Risk
Our MBS investments consist of agency-guaranteed securities and senior tranches of privately issued prime and Alt-A MBS, collateralized by single- and multi-family residential mortgage loans, including hybrid adjustable-rate mortgages (ARMs) and option ARMs. Our exposure to the risk of loss on our investments in MBS increases when the loans underlying the MBS exhibit high rates of delinquency, foreclosure, or losses on the sale of foreclosed properties.
Assessment for OTTI
We evaluate each of our AFS and HTM investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider (1) our intent to sell each such investment security and (2) whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform a cash flow analysis to determine whether the entire amortized cost basis of the impaired security, including all previously recognized OTTI losses, will be recovered. If we do not expect to recover the entire amount, the security is considered to be other-than-temporarily impaired or further impaired. We then evaluate the OTTI to determine the amount of credit loss recognized in earnings, which is limited to the amount of each security's unrealized loss.
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
Our evaluation includes estimating the cash flows that we are likely to collect, taking into account the loan-level characteristics and structure of the applicable security and certain modeling assumptions, to determine whether we will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security

•	prepayment speeds

•	default rates

•	loss severity on the collateral supporting the PLMBS

•	expected housing price changes

•	interest-rate assumptions
OTTI Credit Loss
In performing a detailed cash flow analysis, we identify the most reasonable estimate of the cash flows expected to be collected from a security. If this estimate results in a present value of expected cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of the security (i.e., a credit loss exists), an OTTI is considered to have occurred. For our variable interest-rate PLMBS, we use a spread-adjusted forward interest-rate curve to project the future estimated cash flows. We then use the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows.
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. For the vast majority of housing markets, the FHLBanks' housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of 2.0% to increases of 2.0%. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market.

The table below presents the range of projected home price recovery by months as of December 31, 2012.

	As of December 31, 2012
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	0.0	2.8
7-12	0.0	3.0
13-18	1.0	3.0
19-30	2.0	4.0
31-42	2.8	5.0
43-66	2.8	6.0
Thereafter	2.8	5.6

We also use a third-party model to allocate our month-by-month projected loan-level cash flows to the various security classes in each securitization structure in accordance with its prescribed cash flow and loss allocation rules. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in these assumptions and expectations. The scenario of cash flows, based on the model approach described above, reflects a reasonable estimate scenario and includes a base-case current-to-trough price forecast and a base-case housing price recovery path.
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

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2012, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Year Ended December 31, 2012			As of December 31, 2012
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	11.5	23.8	41.5	17.4
2004 and prior	37.2	0.4	20.9	4.5
Total prime	12.3	23.0	40.8	16.9
Alt-A:
2007	3.0	71.6	56.3	27.7
2006	3.1	73.0	52.5	27.2
2005	5.0	56.2	44.8	17.8
Total Alt-A	3.2	70.5	54.9	26.8
Total	4.2	65.1	53.3	25.7

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in 2012 on nine securities determined to be other-than-temporarily impaired in prior reporting periods. Two additional securities were determined to be other-than-temporarily impaired in 2012. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. In 2012, we sold six other-than-temporarily impaired securities, each of which had recovered its amortized cost basis. We have the ability and intent to hold our other-than-temporarily impaired securities until their fair value exceeds their amortized cost bases. See Note 4 for additional information on these sales.
The following tables summarize key information as of December 31, 2012 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to December 31, 2012).

	As of December 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$105,343	$104,579	$86,963	$89,892	$1,938,584	$1,517,825	$1,293,764

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
Credit Loss Component of OTTI Loss	2012	2011	2010
(in thousands)
Balance, beginning of period	$513,229	$424,073	$319,113
Additions:
Credit losses on securities on which OTTI was not previously recognized	11	138	11,789
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	11,078	91,038	94,408
Total additional credit losses recognized in period noted	11,089	91,176	106,197
Reductions:
Securities sold during the period	(87,696)	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(6,558)	(2,020)	(1,237)
Balance, end of period	$430,064	$513,229	$424,073

*    Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A number of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of December 31, 2012.

Note 7—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR). We had advances outstanding at interest rates ranging from 0.23% to 8.22% as of December 31, 2012, and 0.14% to 8.22% as of December 31, 2011.
The following table summarizes our advances outstanding as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Overdrawn demand deposit accounts	$—	—	$43	2.50
Due in one year or less	4,450,765	0.57	5,862,838	0.81
Due after one year through two years	265,074	2.29	1,026,056	2.57
Due after two years through three years	659,953	2.40	288,942	3.16
Due after three years through four years	798,479	3.26	990,372	3.47
Due after four years through five years	992,986	3.84	1,121,773	3.99
Thereafter	1,713,882	2.72	1,619,986	4.15
Total par value	8,881,139	1.78	10,910,010	2.10
Commitment fees	(421)		(483)
Premium on advances	2,816		1,907
Discount on advances	(8,018)		(8,275)
Hedging adjustments	259,727		389,160
Total	$9,135,243		$11,292,319

We offer advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable, choice, and symmetrical prepay advances). As of December 31, 2012 and 2011, we had no callable or choice advances outstanding. Symmetrical prepay advances outstanding as of December 31, 2012 and 2011 totaled $436.3 million and $136.3 million. Other advances may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $1.7 billion and $3.1 billion as of December 31, 2012 and 2011. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances, among others, contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of December 31, 2012 and 2011.

The following table summarizes our advances by next put/convert date as of December 31, 2012 and 2011.

	As of	As of
Advances by Next Put/Convert Date	December 31, 2012	December 31, 2011
(in thousands)
Overdrawn demand deposit accounts	$—	$43
Due in one year or less	6,053,281	7,541,854
Due after one year through two years	240,074	1,254,556
Due after two years through three years	493,453	258,942
Due after three years through four years	364,463	823,872
Due after four years through five years	470,986	677,757
Thereafter	1,258,882	352,986
Total par value	$8,881,139	$10,910,010
The following table summarizes our advances by interest-rate payment terms as of December 31, 2012 and 2011.

	As of	As of
Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
(in thousands)
Fixed:
Due in one year or less	$4,352,000	$5,488,746
Due after one year	4,420,374	4,777,593
Total fixed	8,772,374	10,266,339
Variable:
Due in one year or less	98,765	374,135
Due after one year	10,000	269,536
Total variable	108,765	643,671
Total par value	$8,881,139	$10,910,010

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2012, our top five borrowers by holding company held 71.2% of the par value of our outstanding advances, with the top three borrowers holding 61.5% (Bank of America Corporation with 29.1%, Washington Federal, Inc. with 21.2%, and Glacier Bancorp, Inc. with 11.2%) and the other two borrowers each holding less than 10%. As of December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 29 months. As of December 31, 2011, the top five borrowers by holding company held 72.8% of the par value of our outstanding advances, with the top two borrowers holding 56.9% (Bank of America Corporation with 39.0% and Washington Federal, Inc. with 17.9%) and the other three borrowers each holding less than 10%. As of December 31, 2011, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 21 months.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 18 for additional information on borrowers holding at least 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board.
For information on our credit risk on advances and allowance for credit losses, see Note 9.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair-value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of income.

The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Gross prepayment fees	$25,491	$51,714	$74,894
Less: Basis adjustments and termination fees	11,084	32,121	52,592
Net prepayment fees	$14,407	$19,593	$22,302
Advance principal prepaid	$845,114	$1,333,868	$2,121,742

Note 8—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members. In July 2011, we sold $1.3 billion of mortgage loans and recorded a gain of $73.9 million. We have no current plans to sell the remaining mortgage loans held for portfolio.
The following tables summarize our mortgage loans held for portfolio as of December 31, 2012 and 2011.

	As of	As of
Mortgage Loans Held for Portfolio	December 31, 2012	December 31, 2011
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$55,866	$77,752
Fixed interest-rate, long-term(1), single-family	1,004,557	1,283,627
Total loan principal	1,060,423	1,361,379
Premiums	7,117	8,555
Discounts	(5,906)	(7,352)
Mortgage loans held for portfolio before allowance for credit losses	1,061,634	1,362,582
Less: Allowance for credit losses on mortgage loans	(2,326)	(5,704)
Total mortgage loans held for portfolio, net	$1,059,308	$1,356,878

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	December 31, 2012	December 31, 2011
(in thousands)
Government-guaranteed/insured	$95,023	$118,808
Conventional	965,400	1,242,571
Total loan principal	$1,060,423	$1,361,379

As of December 31, 2012 and 2011, 77.0% and 76.2% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember) .
As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 15.

For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 9.

Note 9—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios:

•	credit products, which include our advances, letters of credit, and other lending products;

•	government-guaranteed or insured mortgage loans held for portfolio;

•	conventional mortgage loans held for portfolio;

•	term securities purchased under agreements to resell; and

•	term federal funds sold.
Credit Products
We manage our credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with conservative collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the FHLBank Act, which requires the FHLBanks to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value of the collateral. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. Our borrowers' Seattle Bank capital stock is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. We can also require additional or substitute collateral to protect our security interest. We believe that these policies effectively manage our credit risk from credit products.
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
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of December 31, 2012 and 2011, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit.
We continue to evaluate and make changes to our collateral guidelines, as necessary, based on current market conditions. As of December 31, 2012 and 2011, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of December 31, 2012 and 2011. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of December 31, 2012 and 2011, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 19.
Mortgage Loans Held for Portfolio - Government-Guaranteed
Historically, we invested in government-guaranteed fixed interest-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA). The Seattle Bank member from which we purchased the whole mortgage loans under the MPP maintains a guarantee from the FHA regarding the mortgage loans and is responsible for compliance with all FHA requirements for obtaining the benefit of the applicable guarantee with respect to a defaulted government-guaranteed mortgage loan. Any losses from such loans are expected to be recovered from this entity. Any losses from such loans that are not recovered from this entity are absorbed by the mortgage servicers. Therefore, we record no allowance for credit losses on government-guaranteed mortgage loans. Furthermore, due to the FHA's guarantee, these mortgage loans are also not placed on nonaccrual status.

Mortgage Loans Held for Portfolio - Conventional
Historically, we invested in conventional fixed interest-rate mortgage loans secured by one-to-four family residential properties. The allowance for these conventional mortgage loans is determined by analysis that includes consideration of various data observations, such as past performance, current performance, loan portfolio characteristics, other collateral-related characteristics, industry data, and prevailing economic conditions. We determine our allowance for loan losses by: (1) collectively evaluating homogeneous pools of residential mortgage loans; and (2) individually evaluating mortgage loans that have been determined to be TDRs.

•
Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional mortgage loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the associated credit enhancements in order to determine our best estimate of probable incurred losses as of the reporting date. We also incorporate migration analysis, a methodology for determining the rate of default on pools of similar loans based on payment status categories such as current, 30, 60, and 90 days past due. We then estimate how many mortgage loans in these categories may migrate to a realized loss position and apply a loss severity factor to estimate losses incurred as of the reporting date.

•
Individually Evaluated Mortgage Loans. Certain conventional mortgage loans that have been determined to be TDRs are specifically identified for purposes of calculating the allowance for credit losses. The mortgage loans are generally considered to be collateral dependent, which means that repayment is expected to be provided by the sale of the underlying property. We measure impairment of these mortgage loans by either estimating the present value of expected cash flows or estimating the fair value of the underlying collateral less cost to sell. Individually evaluated mortgage loans are removed from the collectively evaluated mortgage loan population.

Further, our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI) and LRA. PMI is insurance that lenders generally require from homebuyers obtaining mortgage loans in excess of 80% of the applicable home's value at the date of purchase. The LRA is a lender-specific account funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. Typically after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract. As established by the mortgage insurance providers, no LRA balance is required after 11 years based on the assumption that no loan losses are expected beyond eleven years due to principal paydowns and property value appreciation. The PMI and LRA credit enhancements apply after a homeowner's equity is exhausted.
In addition to PMI and LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above the losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Pursuant to Finance Agency regulation, SMI from an insurance provider rated "AA" or equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. In April 2008, as a result of credit rating downgrades of our SMI provider, we cancelled our insurance policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans. We continue to consider options for credit enhancing our remaining MPP conventional mortgage loans to achieve the minimum level of portfolio credit protection specified by the Finance Agency.
The amount of allowance needed to protect the Seattle Bank against credit losses is determined through the use of a model. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit enhancements.

The following table presents a rollforward of the LRA for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
Lender Risk Account	2012	2011
(in thousands)
Balance, beginning of year	$7,503	$12,321
Additions	715	1,460
Claims	(2,247)	(1,766)
Scheduled distributions	(171)	(193)
Other (1)	(3,169)	(4,319)
Balance, end of year	$2,631	$7,503

(1)	Represents funds not distributed to a member as amount may be used to resolve repurchase requests. Amount has been segregated from the LRA within other liabilities on the statements of condition.
Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the years ended December 31, 2012 and 2011, as well as the recorded investment in mortgage loans by impairment methodology as of December 31, 2012 and 2011.

	For the Years Ended December 31,
Allowance for Credit Losses	2012	2011
(in thousands)
Balance, beginning of period	$5,704	$1,794
Charge-offs(1)	(485)	(14)
Balance, net of charge-offs	5,219	1,780
(Benefit) provision for credit losses	(2,893)	3,924
Balance, end of period	$2,326	$5,704
Ending balance, collectively evaluated for impairment	$2,326	$5,704
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$12,715	$—
Collectively evaluated for impairment	$957,269	$1,248,647

(1)	Includes $100,000 from the allowance for credit losses, which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our December 31, 2012 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of that required to absorb the expected credit losses on our mortgage loan portfolio due to: (1) the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions; and (2) the favorable impact of mortgage loan repurchases by the institution that had sold us the loans. The $6.3 million of mortgage loans were repurchased under the representation and warranty provisions in the MPP. Because most of the mortgage loans were all seriously delinquent, the repurchase of the loans resulted in a decrease of $1.5 million of the $2.9 million released from the allowance for credit losses for the year ended December 31, 2012.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of December 31, 2012 and 2011.

	As of December 31, 2012			As of December 31, 2011
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$26,442	$10,304	$36,746	$28,128	$14,144	$42,272
Past due 60-89 days delinquent and not in foreclosure	7,507	5,359	12,866	9,582	4,421	14,003
Past due 90 days or more delinquent (2)	43,280	13,154	56,434	53,123	19,243	72,366
Total past due	77,229	28,817	106,046	90,833	37,808	128,641
Total current loans	892,755	67,557	960,312	1,157,814	82,245	1,240,059
Total mortgage loans	$969,984	$96,374	$1,066,358	$1,248,647	$120,053	$1,368,700
Accrued interest - mortgage loans	$4,279	$445	$4,724	$5,514	$555	$6,069
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$34,279	None	$34,279	$41,994	None	$41,994
Serious delinquency rate (4)	4.5%	13.7%	5.3%	4.3%	16.0%	5.3%
Past due 90 days or more still accruing interest (5)	$—	$13,154	$13,154	$3,534	$19,243	$22,777
Loans on non-accrual status (6)	$45,625	None	$45,625	$52,153	None	$52,153
REO(7)	$2,703	None	$2,703	$2,902	None	$2,902

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as TDRs. As of December 31, 2012, $9.7 million of the $13.0 million recorded investment of TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $3.3 million recorded investment in TDRs spread between zero and 89 days delinquent. As of December 31, 2011, the recorded investment in TDRs of $278,000 was current.

(3)	Includes mortgage loans where the decision of foreclosure has been reported.

(4)	Mortgage loans that are 90 days or more past due or in the process of foreclosure, expressed as a percentage of the unpaid principal balance of the total mortgage loan portfolio class.

(5)	Generally represents government-guaranteed mortgage loans.

(6)	Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

(7)	Reflected at carrying value.

Troubled Debt Restructurings
We individually evaluate our TDRs for impairment when determining our allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date and the economic loss attributable to delaying the original contractual principal and interest due dates. We generally remove the credit loss amount from the general allowance for credit losses and record it as a reduction to the carrying value of the impaired mortgage loan.
For the years ended December 31, 2012 and 2011, we had 81 and one mortgage loans determined to be TDRs.

The following table presents our post-modification recorded investment balances at modification date for the years ended December 31, 2012 and 2011. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Years Ended December 31,
TDRs - Recorded Investment Balance at Modification Date	2012	2011
(in thousands)
Conventional mortgage loans	$12,715	$—
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as troubled debt restructurings as of December 31, 2012 and 2011.

	As of December 31, 2012			As of December 31, 2011
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing *	Non-performing	Total *
(in thousands)
Conventional mortgage loans	$273	$12,715	$12,988	$278	$—	$278

*    This loan became classified as a TDR prior to the year ended December 31, 2011.

As of December 31, 2012, our TDRs comprised 74 mortgage loans discharged in bankruptcy proceedings and seven mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. None of our modified loans experienced a payment default within the previous twelve-month period as of December 31, 2012 and 2011.

REO

We had $2.7 million and $2.9 million of REO recorded in other assets on our statements of condition as of December 31, 2012 and 2011.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of December 31, 2012 and 2011 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of December 31, 2012 and 2011.

Note 10—Derivatives and Hedging Activities
Nature of Business Activity
We are exposed to interest-rate risk primarily from the effect of interest-rate changes on our interest-earning assets and the funding sources that finance these assets. Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements (derivatives) to manage the interest-rate exposures inherent in otherwise unhedged asset and funding positions, to achieve our risk-management objectives, and to reduce our cost of funds. To mitigate the risk of loss, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. Finance Agency regulations and our risk management policy prohibit trading in or the speculative use of derivatives and limit credit risk arising from these instruments. The use of derivatives is an integral part of our financial and risk management strategy.
We generally use derivatives to:

•
reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure (structured funding) can be lower than the cost of a comparable consolidated obligation;

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
Application of Interest-Rate Exchange Agreements
We use interest-rate exchange agreements in the following ways: (1) by designating them as a fair value hedge of an associated financial instrument or firm commitment or (2) in asset/liability management as an economic or intermediary hedge.
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
We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking the various hedging transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to: (1) assets and liabilities on the statements of condition or (2) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly thereafter) whether the derivatives in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We use regression analysis to assess the effectiveness of our hedges.
We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP.
Types of Hedged Items
We are exposed to interest-rate risk on virtually all of our assets and liabilities, and our hedged items may include advances, mortgage loans, investments, and consolidated obligations.
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
We also offer our members capped advances, which are variable interest-rate advances with a maximum interest rate, and floored advances, which are variable interest-rate advances with a minimum interest rate. When we make a capped or floored advance, we typically purchase an offsetting interest-rate cap or floor from a broker. This type of hedge is accounted for as a fair value hedge. We may hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The fair-value change associated with the firm commitment is rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance.
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
Investments
We invest in certificates of deposit, U.S. agency and GSE obligations, the taxable portion of state or local housing finance agency obligations, U.S. agency and GSE MBS, and historically, TLGP securities. These investments are classified as either AFS or HTM securities. The interest-rate and prepayment risks associated with these investments are managed through a combination of callable and non-callable debt issuance and derivatives. Certain AFS securities have been designated in fair value hedges. Any other derivatives that are associated with other AFS or all HTM securities are considered economic hedges and are accounted for as freestanding derivatives.
Consolidated Obligations
We manage the risk arising from changing market prices of a consolidated obligation by matching the cash outflows on the consolidated obligation with the cash inflows on an interest-rate exchange agreement. In a typical transaction, the Office of Finance issues a fixed interest-rate consolidated obligation on behalf of the Seattle Bank, and we generally concurrently enter into a matching interest-rate swap in which the counterparty pays fixed cash flows, designed to match in timing and amount the cash outflows we pay on the consolidated obligation. The net result of this transaction is that we pay a variable interest rate that closely matches the interest rates we receive on short-term or variable interest-rate advances. These transactions are accounted for as fair value hedges.
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
Intermediation
We may enter into interest-rate exchange agreements to offset the economic effect of other derivatives that are no longer designated in a hedge transaction of one or more advances, investments, or consolidated obligations. In these intermediary transactions, maturity dates, call dates, and fixed interest rates match, as do the notional amounts on the de-

designated portion of the interest-rate exchange agreement and the intermediary derivative. The net result of the accounting for these derivatives has not significantly affected our operating results.
Financial Statement Effect and Additional Financial Information
The contractual notional amount of derivatives reflects our involvement in the various classes of financial instruments and serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. The risks of derivatives are more appropriately measured on a hedging relationship or portfolio basis, taking into account the counterparties, the types of derivatives, the item(s) being hedged, and any offsets between the derivatives and the items being hedged.
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of netting arrangements and collateral as of December 31, 2012 and 2011. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$13,632,066	$320,368	$339,709
Interest-rate caps or floors	10,000	3	—
Total derivatives designated as hedging instruments	13,642,066	320,371	339,709
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,971,969	12,338	12,589
Total derivatives not designated as hedging instruments	1,971,969	12,338	12,589
Total derivatives before netting and collateral adjustments:	$15,614,035	332,709	352,298
Netting adjustments (1)		(227,127)	(227,127)
Cash collateral and related accrued interest		—	(39,278)
Total netting and collateral adjustments		(227,127)	(266,405)
Derivative assets and derivative liabilities as reported on the statement of condition		$105,582	$85,893

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments (1)		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statement of condition		$69,635	$147,693

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
We have established processes to evaluate financial instruments, such as advances, debt instruments, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. We had no advances, investments, or consolidated obligation bonds or discount notes with bifurcated derivatives outstanding as of December 31, 2012. The fair value of bifurcated derivatives relating to $10.0 million of range consolidated obligation bonds as of December 31, 2011 was a net liability of $36,000, which was included in the carrying value of the bonds on our statement of condition and is not reflected in the table above.The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the years ended December 31, 2012, 2011 and 2010.

	For the Years Ended December 31,
Net Gain on Derivatives and Hedging Activities	2012	2011	2010
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$36,865	$80,679	$21,070
Total net gain related to fair value hedge ineffectiveness	36,865	80,679	21,070
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(392)	11	15
Interest-rate caps or floors	—	—	(47)
Net interest settlements	366	5,240	9,992
Total net (loss) gain related to derivatives not designated as hedging instruments	(26)	5,251	9,960
Net gain on derivatives and hedging activities	$36,839	$85,930	$31,030
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the years ended December 31, 2012, 2011, and 2010.

	For the Year Ended December 31, 2012
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$9,467	$(13,229)	$(3,762)	$(108,609)
AFS securities (3)	39,538	(8,524)	31,014	(46,100)
Consolidated obligation bonds	(14,345)	23,872	9,527	142,809
Consolidated obligation discount notes	55	31	86	(52)
Total	$34,715	$2,150	$36,865	$(11,952)

	For the Year Ended December 31, 2011
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$223	$417	$640	$(162,181)
AFS securities (3)	43,273	5,334	48,607	(69,069)
Consolidated obligation bonds	246,682	(215,213)	31,469	229,742
Consolidated obligation discount notes	(827)	790	(37)	856
Total	$289,351	$(208,672)	$80,679	$(652)

	For the Year Ended December 31, 2010
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$(14,946)	$13,250	$(1,696)	$(245,798)
AFS securities (3)	7,870	9,069	16,939	(25,723)
Consolidated obligation bonds	130,802	(125,189)	5,613	251,363
Consolidated obligation discount notes	(2,142)	2,356	214	3,909
Total	$121,584	$(100,514)	$21,070	$(16,249)

(1)	These amounts are reported in other income (loss).

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the years ended December 31, 2012, 2011, and 2010, we recorded gains of $31.0 million, $48.6 million, and $16.9 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $31.1 million, $50.1 million, and $17.1 million recorded in "interest income."

Concurrent with the initiation of the use of OIS to measure the fair value of certain interest-rate swaps, as discussed above, we have elected to refine the regression analysis methodology used to periodically evaluate the effectiveness of our designated hedging relationships. To evaluate the degree of correlation in our designated hedging relationships over a larger range of possible interest-rate environments, we have altered our regression analysis to incorporate monthly fair value estimates over a five-year period from one that used daily fair value estimates over a two-year period. We believe the refinement improves the predictive value of our periodic prospective hedging effectiveness evaluation. While we have formally re-designated our hedge relationships to effective this refinement in our regression analysis methodology as required by GAAP, the re-designation of the hedging relationships did not impact the statements of condition or income as of, and for the year ended December 31, 2012.
In third quarter 2012, we modified the counterparty credit valuation adjustment component of our derivative fair value estimates to more accurately reflect the fair values of individual derivatives hedging our advances, certain of our AFS securities, and consolidated obligation bonds and discount notes. This change had no impact on total net hedge ineffectiveness and the impact to gain (loss) on derivatives hedging each type of financial instrument was not material for the years ended December 31, 2012, 2011, and 2010.
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

The following table presents our credit risk exposure on our interest-rate exchange agreements, excluding circumstances where a counterparty's pledged collateral exceeds our net position as of December 31, 2012 and 2011.

	As of	As of
Credit Risk Exposure	December 31, 2012	December 31, 2011
(in thousands)
Total net exposure at fair value (1)	$105,582	$100,235
Less: Cash collateral held	—	30,600
Positive exposure after cash collateral	105,582	69,635
Less: Non-cash collateral held (2)	86,470	47,768
Exposure, net of collateral	$19,112	$21,867

(1)	Includes net accrued interest receivable of $38.7 million and $21.8 million as of December 31, 2012 and 2011.

(2)
Primarily Fannie Mae and U.S. Treasury securities, reflected at fair value. Balances includes $800,000 of collateral that the Seattle Bank called and a counterparty agreed to send, but that had not yet settled as of December 31, 2012.

Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we may be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of December 31, 2012 and 2011 was $125.2 million and $202.8 million, for which we posted collateral of $39.3 million and $55.1 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to an additional $41.1 million and $77.4 million of collateral to our derivative counterparties as of December 31, 2012 and 2011.
In August 2011, S&P lowered its U.S. long-term sovereign credit rating and the long-term issuer credit ratings on select GSEs, including the FHLBank System, from "AAA" to "AA+" with a negative outlook, and Moody's confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks was also revised to negative. On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating of "A-1+". This ratings correction had no impact on our derivative collateral arrangements or cost of funds.

Note 11—Deposits
We offer demand and overnight deposit programs to our members and to other eligible depositors. In addition, we offer short-term interest-bearing deposit programs to members.
Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed interest rate determined at the issuance of the deposit. The average interest rates paid on deposits for the years ended December 31, 2012 and 2011 were 0.04% and 0.03%.
The following table details our deposits as of December 31, 2012 and 2011.

	As of	As of
Deposits	December 31, 2012	December 31, 2011
(in thousands)
Interest bearing:
Demand and overnight	$390,309	$274,643
Term	151,099	12,372
Total interest bearing	541,408	287,015
Total deposits	$541,408	$287,015
The aggregate amount of term deposits with a denomination of $100,000 or more was $150.9 million and $12.1 million as of December 31, 2012 and 2011.

Note 12—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are issued through the Office of Finance as the FHLBanks' agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, each FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds (i.e., maturities of one year or less). These notes generally sell at less than their face amount and are redeemed at par value when they mature.
Although each FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), each FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, to the extent that an event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $687.9 billion and $691.9 billion as of December 31, 2012 and 2011. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage loans, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which an FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations. We were in compliance with this regulation at all times during the years ended December 31, 2012 and 2011.
At times, rather than participating in the daily auction process or negotiating directly with an underwriter and then notifying the Office of Finance of the specific debt issuance required, an FHLBank may negotiate with another FHLBank to transfer an existing consolidated obligation. This may occur when the terms or yield of the transferred debt are more favorable than what could be obtained through newly issued consolidated obligations. For example, this may occur when the type of consolidated obligation bond available from another FHLBank is issued in the global debt program, where the bonds trade in a more liquid market than exists for other FHLBank programs, or when the term to maturity on a consolidated obligation bond available from another FHLBank matches more closely the term of the asset to be funded than those of the consolidated obligation bonds that are newly issued.
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
Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Term-to-Maturity and Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$2,428,615	2.36	$12,349,000	0.76
Due after one year through two years	1,161,500	4.77	2,902,225	2.18
Due after two years through three years	696,160	1.67	1,374,500	4.27
Due after three years through four years	386,500	3.89	1,160,160	1.85
Due after four years through five years	1,365,000	1.70	1,416,500	2.17
Thereafter	4,154,610	2.93	3,677,610	4.05
Total par value	10,192,385	2.79	22,879,995	1.82
Premiums	3,912		5,706
Discounts	(11,310)		(15,970)
Hedging adjustments	311,789		350,891
Fair value option valuation adjustments	(14)		(26)
Total	$10,496,762		$23,220,596

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of December 31, 2012 and 2011, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $798.0 million and $968.0 million and original net discount of $17.4 million and $19.3 million. We transferred no consolidated obligation bonds to other FHLBanks for the years ended ended December 31, 2012 and 2011.
Consolidated obligation bonds outstanding were issued with either fixed interest-rate coupon payment terms or variable interest-rate coupon payment terms that use a variety of indices for interest-rate resets, including LIBOR. To meet the expected specific needs of certain investors in consolidated obligation bonds, both fixed interest-rate consolidated obligation bonds and variable interest-rate consolidated obligation bonds may contain features that result in complex coupon payment terms and call or put options. When such consolidated obligation bonds are issued, we typically enter into interest-rate exchange agreements containing features that effectively offset the terms and embedded options, if any, of the consolidated obligation bond.
Our consolidated obligation bonds outstanding consisted of the following as of December 31, 2012 and 2011.

	As of	As of
Par Value of Consolidated Obligation Bonds	December 31, 2012	December 31, 2011
(in thousands)
Non-callable	$6,450,385	$13,998,770
Callable	3,742,000	8,881,225
Total par value	$10,192,385	$22,879,995

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of December 31, 2012 and 2011.

	As of	As of
Term-to-Maturity or Next Call Date	December 31, 2012	December 31, 2011
(in thousands)
Due in one year or less	$6,145,615	$17,040,225
Due after one year through two years	1,186,500	2,196,000
Due after two years through three years	696,160	1,049,500
Due after three years through four years	256,500	430,160
Due after four years through five years	250,000	256,500
Thereafter	1,657,610	1,907,610
Total par value	$10,192,385	$22,879,995

These consolidated obligation bonds, beyond having fixed interest-rate or simple variable interest-rate payment terms, may also have broad terms regarding either principal repayment or coupon payment terms (e.g., callable bonds that we may redeem, in whole or in part, at our discretion, on predetermined call dates, according to terms of the bond offerings).
Certain consolidated obligation bonds on which we are the primary obligor may also have the following interest-rate pay type:

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

See Note 1 for information regarding our process for assessing the need to separate an embedded derivative from its host contract.
The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of December 31, 2012 and 2011.

	As of	As of
Interest-Rate Payment Terms	December 31, 2012	December 31, 2011
(in thousands)
Fixed	$8,830,385	$19,729,995
Step-up	1,162,000	2,090,000
Variable	—	850,000
Capped variable	200,000	200,000
Range	—	10,000
Total par value	$10,192,385	$22,879,995

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. Prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of December 31, 2012 and 2011, we had $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option.

Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of December 31, 2012 and 2011.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of December 31, 2012	$21,417,653	$21,421,443	0.12
As of December 31, 2011	$14,034,507	$14,035,213	0.03

(1)	Represents an implied rate.

As of December 31, 2012, we had $1.3 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option. We had no similar activity as of December 31, 2011.
Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $2.5 million and $6.1 million as of December 31, 2012 and 2011. The amortization of such concessions is included in consolidated obligation interest expense and totaled $1.8 million, $3.6 million, and $4.9 million for the years ended December 31, 2012, 2011, and 2010.

Note 13—AHP
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest-rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings after any assessment for REFCORP. Historically, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence. We accrue this expense based on our net earnings and reduce our AHP liability as members use subsidies. The REFCORP assessment is discussed in Note 14.
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into the Capital Agreement, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings have increased because the REFCORP obligation has been fully satisfied.
If an FHLBank experiences a net loss during a quarter, but still has net earnings for the year, its obligation to the AHP is calculated based on its year-to-date net earnings. If the FHLBank has net earnings in subsequent quarters, it is required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, it has no obligation to the AHP for the year because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10% calculation described above is less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the FHLBanks' aggregate contributions equal $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. Aggregate contributions exceeded $100 million in 2012, 2011, and 2010.

If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such application in 2012, 2011, or 2010.

The following table summarizes our AHP liability for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
AHP Liability	2012	2011	2010
(in thousands)
AHP liability, as of January 1	$13,142	$5,042	$8,628
Subsidy usage, net	(2,678)	(1,238)	(5,864)
AHP funding	7,866	9,338	2,278
AHP liability, as of December 31	$18,330	$13,142	$5,042
We had no outstanding AHP-related advances as of December 31, 2012 and $212,000 of AHP-related advances outstanding as of December 31, 2011.

Note 14—REFCORP
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued, as applicable, in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into the Capital Agreement, which, beginning in the third quarter of 2011, requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account.
Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 13 for a discussion of the AHP calculation.

Note 15—Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. The Finance Board approved our Capital Plan and we converted to our new capital structure during 2002. The conversion was considered a capital transaction and was accounted for at par value.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
December 31, 2012	$137,245	$2,621,226
December 31, 2011	$158,864	$2,641,580

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

We reclassify capital stock subject to redemption from equity to liability when a member gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. In addition to these types of redemption requests, members can also request redemption of their excess capital stock (i.e., stock not being used to fulfill either membership or activity stock requirements). Prior to September 30, 2012, excess stock subject to redemption requests generally remained classified as equity because the penalty of rescission of such a request (defined as the greater of: (1) 1% of par value of the redemption request or (2) $25,000 of associated dividends) was determined to be not substantive as it was based on the forfeiture of future dividends. If circumstances changed such that the rescission of an excess stock redemption request was subject to a penalty determined to be substantive or the redemption request passed its statutory redemption date, we reclassified such stock as mandatorily redeemable capital stock. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our market value of equity to par value of common stock (MVE to PVCS) ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption, is treated equally under the excess stock repurchase program initiated in 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first apply to stock subject to those redemption requests.
Prior to our September and December 2012 repurchases, we notified each member of its pro-rata portion of each of the pending $25 million repurchases based on its capital stock to total capital stock outstanding. Prior to the execution of the repurchase, several members elected to opt out and retain all of their excess stock, although no shareholders with outstanding redemption requests, either above or below the penalty criteria noted above, opted out of the repurchases. In addition, several members had no excess stock and, accordingly, had no stock eligible for repurchase. In 2012, we repurchased a total of $48.3 million of excess stock, $16.9 million of which was classified as equity and $31.4 million of which was classified as mandatorily redeemable capital stock.
As a result of the equitable treatment of excess stock across all of the bank's shareholders under the excess stock repurchase program and the observed behavior of shareholders with outstanding redemption requests not opting out of the September stock repurchase, we determined that classifying excess stock subject to redemption requests in equity until its statutory redemption date was no longer the most appropriate accounting treatment. Accordingly, as of September 30, 2012, excess stock redemption requests totaling $87.6 million were reclassified from equity to liability on our statement of condition. Going forward, on a quarterly basis, we will evaluate excess stock balances of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly.
Although we continue to be restricted from unlimited repurchases and redemptions of capital stock under the terms of the Consent Arrangement, in 2013, in addition to our $25 million quarterly excess stock repurchases, we will begin, at our discretion, repurchases of excess stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. The amount of excess stock meeting these criteria is not material as of December 31, 2012; however, we believe that our ability to repurchase such excess stock signifies another step toward more normal operations.
Membership
The GLB Act made FHLBank membership voluntary for all members. Generally, members can redeem Class A capital stock by giving six months’ written notice and can redeem Class B capital stock by giving five years’ written notice, subject to certain restrictions. Any member that withdraws from membership may not be re-admitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership unless the institution has cancelled its notice of withdrawal prior to the expiration of the redemption date. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
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

Only Class B capital stock can be used to meet the membership stock purchase requirement. Subject to the limitations specified in the Capital Plan, a member may use Class B capital stock or Class A capital stock to meet its activity stock purchase requirement. Under the Capital Plan, the Board may set the members advance stock purchase requirement between 2.5% and 6.0% of a member’s outstanding principal balance of advances. For the years ended December 31, 2012 and 2011, the member activity stock purchase requirement was 4.5%. In addition, the Seattle Bank’s Capital Plan allows the transfer of excess stock between unaffiliated members pursuant to the requirements of the Capital Plan. The additional ability to transfer excess stock between unaffiliated members was designed to provide flexibility to members with excess stock.
In November 2012, the Finance Agency approved our request to amend our Capital Plan to, among other things: (1) allow our Board to establish, within a range, a cap on the membership stock purchase requirement and (2) re-establish, until December 31, 2016, an excess stock pool generally in the form that was previously a component of the Capital Plan. These Capital Plan amendments specify that the membership stock purchase requirement cap may be no less than $10.0 million and no more than $50.0 million. After receiving the Finance Agency's approval, in November 2012, the Board approved a membership stock purchase requirement cap of $15.0 million.
The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. Members began utilizing the excess stock pool in December 2012.
Voting
Each member has the right to vote its capital stock for the election of directors to the Seattle Bank's Board, subject to certain limitations on the maximum number of shares that can be voted, as set forth in applicable law and regulations.
Dividends
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of December 31, 2012, we had excess capital stock of $2.1 billion, or 5.9%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

•
Total regulatory capital. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.00%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.00%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

Total regulatory capital does not include AOCL, but does include mandatorily redeemable capital stock. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.

The following table shows our regulatory capital requirements compared to our actual capital position as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,302,350	$2,849,462	$1,932,768	$2,799,018
Total capital-to-assets ratio	4.00%	8.43%	4.00%	7.36%
Total regulatory capital	$1,416,825	$2,986,707	$1,607,379	$2,957,882
Leverage capital-to-assets ratio	5.00%	12.45%	5.00%	10.84%
Leverage capital	$1,771,031	$4,411,438	$2,009,223	$4,357,391

Additional Statutory and Regulatory Restrictions on Capital Stock Redemption
In accordance with the FHLBank Act, each class of our stock is considered putable by the member and we may repurchase, in our sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the Seattle Bank repurchased (at our discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend on whether the Seattle Bank is in compliance with those restrictions.
Capital Classification and Consent Arrangement
The Finance Agency's implementation of the prompt corrective action (PCA) provisions required under the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 and as described in the Housing and Economic Recovery Act of 2008 (Housing Act) defined four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. Once an FHLBank is determined (on not less than a quarterly basis) by the Finance Agency to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority of the Finance Agency and a range of mandatory or discretionary restrictions may be imposed.
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
In August 2009, under the Finance Agency's PCA regulations, the Seattle Bank received a capital classification of "undercapitalized" from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of December 31, 2008, March 31, 2009, and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to our PVCS. In September 2012, the Finance Agency reclassified the Seattle Bank to "adequately capitalized." Although this capital classification change means that we will no longer be subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement, as detailed below.
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

The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, AOCL, and our MVE to PVCS ratio. With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of December 31, 2012 and 2011, and September 30, 2010 (the quarter end prior to entering into the Consent Arrangement).

	As of December 31, 2012	As of December 31, 2011	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$228,236	$157,438	$76,835
AOCL	$(226,468)	$(610,612)	$(770,317)
MVE to PVCS ratio	95.1%	74.4%	67.8%

With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics at each quarter-end since entering into the Consent Arrangement.
Although remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase core mission asset activity. In adopting this approach, in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased the amount of core mission investments, such as state housing agency bonds. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Capital Concentration
As of December 31, 2012 and 2011, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49.0% and 49.1% of our total outstanding capital stock, including mandatorily redeemable capital stock.

Mandatorily Redeemable Capital Stock
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of December 31, 2012. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of December 31, 2012
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$1,334	$758,596
One year through two years	—	33,072
Two years through three years	—	21,776
Three years through four years	—	29,931
Four years through five years	—	50,201
Past contractual redemption date due to remaining activity (1)	617	8,176
Past contractual redemption date due to regulatory action (2)	26,072	256,429
Total	$28,023	$1,158,181

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

The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. Of the Class A and Class B mandatorily redeemable capital stock shown in the table above, this former member's stock comprises $7.7 million of the Class A balance and $750.8 million of the Class B amount.
Retained Earnings
Capital Agreement
On February 28, 2011, the 12 FHLBanks entered into a Capital Agreement, which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. Because each FHLBank had been required to contribute 20% of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied, the Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. Each FHLBank, including the Seattle Bank, subsequently amended its capital plan or capital plan submission, as applicable, to implement the provisions of the Capital Agreement, and the Finance Agency approved the capital plan amendments on August 5, 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank has allocated 20% of its net income to a separate restricted retained earnings account. In compliance with our amended Capital Plan, we allocated $14.2 million of our 2012 net income to restricted retained earnings and $56.6 million to unrestricted retained earnings.

Accumulated Other Comprehensive Loss
The following table provides information regarding the net change in AOCL for the years ended December 31, 2012, 2011, and 2010.

AOCL	Unrealized Gain (Loss) on AFS Securities	Non-credit Portion of OTTI on AFS Securities	Non-credit Portion of OTTI on HTM Securities	Pension Benefits	Total AOCL
(in thousands)
Balance, December 31, 2009	$—	$(696,426)	$(209,292)	$(3,098)	$(908,816)
Net change in AOCL	(5,470)	106,403	138,759	2,218	241,910
Balance, December 31, 2010	$(5,470)	$(590,023)	$(70,533)	$(880)	$(666,906)
Net change in AOCL	16,468	(21,129)	60,961	(6)	56,294
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Net change in AOCL	5,095	387,091	(8,044)	2	384,144
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)

Note 16—Employer Retirement Plans
As of December 31, 2012, the Seattle Bank offered three defined-benefit pension plans and three defined-contribution pension plans.
Qualified Defined-Benefit Multiemployer Plan
We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified, defined-benefit pension plan. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra DB Plan. Historically, the plan covered substantially all of our officers and employees hired before January 1, 2004. For the plan year 2011-2012, the Seattle Bank did not meet the minimum participation requirement for the Pentegra DB Plan, and therefore, in order to correct the deficiency, plan enrollment was re-opened for employees hired during the calendar year 2004, with a retroactive effective date of July 1, 2011. Under the Pentegra DB Plan, contributions by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.
The Pentegra DB Plan operates on a fiscal year from July 1 to June 30 and files one Form 5500 on behalf of all of the employers participating in the plan. The Employee Identification Number for the Pentegra DB Plan is 13-5645888 and the three digit-plan number is 333. There are no collective bargaining agreements in place at the Seattle Bank.
The Pentegra DB Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.
The most recent Form 5500 available for the Pentegra DB Plan is for the plan year ended June 30, 2012. Our contributions for the plan years ended June 30, 2012 and 2011 were not more than 5% of the total contributions to the Pentegra DB Plan.

The following table summarizes our net pension cost, the Pentegra DB Plan's funded status, and the Seattle Bank's funded status for 2012, 2011, and 2010.

	2012		2011		2010
(in thousands, except percentages)
Net pension cost charged to compensation and benefits expense for the year ended December 31 (1)	$3,101		$4,093		$3,120
Pentegra DB Plan funded status as of plan year end	108.2%	(2)	90.3%	(3)	88.0%	(4)
Seattle Bank's funded status as of plan year end	100.0%	(2)	82.4%	(5)	82.9%	(4)

(1)	Net pension cost for the Pentegra DB Plan charged to compensation and benefit expense for the applicable year ended December 31.

(2)
The Pentegra DB Plan's funded status as of July 1, 2012 is preliminary because the plan's participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014). The increase in funded status between 2012 and 2011 was due to legislation that temporarily adjusts the discount rate used to calculate the pension obligation. The legislation expires in 2015.

(3)
The Pentegra DB Plan's funded status as of July 1, 2011 is preliminary because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

(4)	Based on the 2009 Form 5500, which is for the plan year July 1, 2009 to June 30, 2010.

(5)	Based on the Seattle Bank's actuarial valuation.
Qualified Defined-Contribution Retirement Plans
We offer two tax-qualified defined-contribution 401(k) savings plans for eligible employees. One plan is open to all eligible employees and our contributions to that plan are equal to a percentage of the participating employees' eligible compensation (base salary plus incentive compensation) contributions, subject to certain limitations. We contributed $737,000, $645,000, and $714,000 for the years ended December 31, 2012, 2011, and 2010. Historically, the second plan covered substantially all officers and employees hired after December 31, 2003. As a result of the change to the Pentegra DB Plan enrollment date, the second plan now covers substantially all officers and employees hired after December 31, 2004. The officers and employees hired in 2004 who became eligible for and entered the Pentegra DB Plan effective July 1, 2011 were excluded from the second plan as of July 1, 2011. Our contributions to the second plan are equal to a percentage of the participating employee's eligible compensation. Contributions to the second plan were $313,000, $287,000, and $351,000 for the years ended December 31, 2012, 2011, and 2010.
Non-Qualified Supplemental Retirement Plans
We offer to certain highly compensated employees non-qualified supplemental retirement plans, including the Thrift Plan Benefit Equalization Plan (Thrift BEP), a defined-contribution pension plan, and the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), both defined benefit pension plans. These plans try to ensure that participants receive the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service. We have established a rabbi trust to meet future benefit obligations and current payments to beneficiaries and have no funded plan assets designated to provide supplemental retirement benefits. For the years ended December 31, 2012, 2011, and 2010, we contributed $2.7 million, $1.9 million, and $883,000 to the rabbi trust.
Thrift BEP
Our liability for the Thrift BEP consists of the employer match and accrued earnings on the employees' deferred compensation. Our minimum obligation on the Thrift BEP as of December 31, 2012 and 2011 was $528,000 and $546,000. Operating expense includes net benefit for employer match and accrued earnings of $78,000 for the year ended December 31, 2012, employer match and accrued loss totaling $1,000 for the year ended December 31, 2011, and for the year ended December 31, 2010, net benefit for employer match and accrued earnings of $122,000.
Retirement BEP
Our liability for the Retirement BEP consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $2.1 million and $2.6 million as of December 31, 2012 and 2011. Operating expense includes deferred compensation and accrued earnings of $259,000, $902,000, and $2.6 million for the years ended December 31, 2012, 2011, and 2010.
SERP
Our liability for the SERP, which became effective January 1, 2007, consists of the actuarial present value of benefits for the participants, accumulated deferred compensation, and accrued earnings on the deferrals. Our minimum obligation on this plan was $778,000 and $1.4 million as of December 31, 2012 and 2011. Operating expense includes deferred compensation and accrued earnings of $429,000, $226,000, and $287,000 for the years ended December 31, 2012, 2011, and 2010.
The following table summarizes our obligations and funded status of our Retirement BEP and SERP plans as of December 31, 2012 and 2011.

	As of	As of
Benefit Obligations and Funded Status of Retirement BEP and SERP	December 31, 2012	December 31, 2011
(in thousands)
Benefit obligation, January 1	$3,987	$2,897
Service cost	372	260
Interest cost	113	176
Changes in assumptions (includes discount rate)	163	945
Actuarial loss (gain)	38	303
Benefits paid	(63)	(44)
Curtailments and settlements	(1,726)	(550)
Benefit obligation, December 31	$2,884	$3,987
Funded status	$(2,884)	$(3,987)
The amounts included in “other liabilities” on our statements of condition for the Retirement BEP and SERP plans were $2.9 million and $4.0 million as of December 31, 2012 and 2011.
The following table summarizes the amounts recognized in AOCL as of December 31, 2012 and 2011.

	As of	As of
Amounts Recognized in AOCL	December 31, 2012	December 31, 2011
(in thousands)
Net actuarial loss	$637	$622
Prior service cost	247	264
Total	$884	$886
The combined total accumulated benefit obligations for the Retirement BEP and the SERP plans were $2.1 million and $3.6 million as of December 31, 2012 and 2011.

The components of net periodic pension cost and other amounts recognized in other comprehensive loss for our supplemental defined benefit plans were as follows for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Net Periodic Pension Cost and Other Comprehensive Loss for the Retirement BEP and SERP	2012	2011	2010
(in thousands)
Net periodic pension cost:
Service cost	$372	$260	$373
Interest cost	113	176	282
Amortization of prior service cost	17	62	260
Amortization of net loss (gain)	23	(3)	(84)
Curtailment and settlement losses	163	633	2,092
Total recognized in net periodic pension cost	688	1,128	2,923
Other changes in benefit obligations recognized in other comprehensive loss:
Net loss (gain)	201	698	(492)
Net gain recognized due to settlement	(163)	—	(32)
Prior service cost recognized due to curtailment	—	(633)	(1,518)
Amortization of prior service cost	(17)	(62)	84
Amortization of net (gain) loss	(23)	3	(260)
Total recognized in other comprehensive loss	(2)	6	(2,218)
Total recognized in net periodic pension cost and other comprehensive loss	$686	$1,134	$705

The following table summarizes the estimated net actuarial cost and prior service cost that will be amortized from AOCL into net periodic benefit cost over the next fiscal year.

Estimate for the Year Ending
Estimated Amortization for the Next Fiscal Year	December 31, 2013
(in thousands)
Net actuarial loss	$44
Prior service cost	17
Total	$61

The following table summarizes the key assumptions used for the actuarial calculations to determine the benefit obligation for our Retirement BEP and SERP plans as of December 31, 2012 and 2011.

	As of	As of
Key Assumptions for Benefit Obligations	December 31, 2012	December 31, 2011
(in percentages)
Discount rate	3.93	4.27
Salary increases	4.00	4.00

The following table summarizes the key assumptions used for the actuarial calculations to determine net periodic benefit cost for our Retirement BEP and SERP plans for the years ended December 31, 2012, 2011, and 2010.

	For the Years Ended December 31,
Key Assumptions to Determine Net Period Benefit Costs	2012	2011	2010
(in percentages)
Discount rate	4.27	5.61	6.10
Salary increases	4.00	4.00	5.00

The 2012 and 2011 discount rates used to determine the benefit obligation of the Retirement BEP and SERP plans were determined using a discounted cash flow approach which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration based interest-rate yields from the Citigroup Pension Discount Curve as of December 31, 2012 and 2011. We then solved for the single discount rate that produced the same present value.
The following table summarizes the estimated future benefit payments reflecting expected future service as of December 31, 2012.

Estimated Payments
(in thousands)
2013	$45
2014	45
2015	87
2016	87
2017	143
2018-2022	1,043

Note 17—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures for the periods presented have been determined using available market information and management's best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment of how a market participant would estimate fair values.
Fair Value Hierarchy
We record AFS securities, derivative assets and liabilities, certain consolidated obligation bonds and discount notes, and rabbi trust assets (included in "other assets") at fair value on a recurring basis on the statements of condition. The fair value hierarchy is used to prioritize the valuation techniques and the inputs to the valuation techniques used to measure fair value, both on a recurring and non-recurring basis, for presentation on the statements of condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of the market observability of the inputs to the fair value measurement for the asset or liability.
The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels.

•	Level 1. Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access on the measurement date.

•
Level 2. Inputs other than quoted prices within Level 1, that are observable inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 prices include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3. Unobservable inputs for the asset or liability.
We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to us as inputs to our models.
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the years ended December 31, 2012 and 2011.

Fair Value Summary Table
The Fair Value Summary Table below does not represent an estimate of overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of December 31, 2012 and 2011.

	As of December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$454	$454	$454	$—	$—	$—
Deposits with other FHLBanks	70	70	70	—	—	—
Securities purchased under agreements to resell	5,600,000	5,599,999	—	5,599,999	—	—
Federal funds sold	7,143,200	7,143,348	—	7,143,348	—	—
AFS securities	3,877,964	3,877,964	—	2,584,200	1,293,764	—
HTM securities	8,418,411	8,475,278	—	7,931,056	544,222	—
Advances	9,135,243	9,257,384	—	9,257,384	—	—
Mortgage loans held for portfolio, net	1,059,308	1,077,321	—	1,077,321	—	—
Accrued interest receivable	44,350	44,350	—	44,350	—	—
Derivative assets	105,582	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	2,975	—	—	—
Financial liabilities:
Deposits	(541,408)	(541,407)	—	(541,407)	—	—
Consolidated obligations:
Discount notes (1)	(21,417,653)	(21,418,320)	—	(21,418,320)	—	—
Bonds (2)	(10,496,762)	(10,830,928)	—	(10,830,928)	—	—
Mandatorily redeemable capital stock	(1,186,204)	(1,186,204)	(1,186,204)	—	—	—
Accrued interest payable	(69,172)	(69,172)	—	(69,172)	—	—
Derivative liabilities	(85,893)	(85,893)	—	(352,298)	—	266,405
AHP payable	(18,330)	(18,330)	—	(18,330)	—	—

Commitments to extend credit for advances	(421)	(421)	—	(421)	—	—
Commitments to issue consolidated obligations	—	249,907	—	249,907	—	—

	As of December 31, 2011
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286	$1,286	$—	$—	$—
Deposit with other FHLBanks	15	15	15	—	—	—
Securities purchased under agreements to resell	3,850,000	3,850,012	—	3,850,012	—	—
Federal funds sold	6,010,699	6,011,076	—	6,011,076	—	—
AFS securities	11,007,753	11,007,753	—	9,738,354	1,269,399	—
HTM securities	6,500,590	6,467,710	—	5,782,044	685,666	—
Advances	11,292,319	11,433,290	—	11,433,290	—	—
Mortgage loans held for portfolio, net	1,356,878	1,403,940	—	1,403,940	—	—
Accrued interest receivable	64,287	64,287	—	64,287	—	—
Derivative assets	69,635	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	2,150	—	—	—
Financial liabilities:
Deposits	(287,015)	(287,015)	—	(287,015)	—	—
Consolidated obligations:
Discount notes (1)	(14,034,507)	(14,034,376)	—	(14,034,376)	—	—
Bonds (2)	(23,220,596)	(23,641,676)	—	(23,641,676)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(93,344)	(93,344)	—	(93,344)	—	—
Derivative liabilities	(147,693)	(147,693)	—	(469,047)	—	321,354
AHP payable	(13,142)	(13,142)	—	(13,142)	—	—

Commitments to extend credit for advances	(483)	(483)	—	(483)	—	—

(1)
Includes $1.3 billion of consolidated obligation discount notes recorded under the fair value option at December 31, 2012 and $750.0 million of hedged consolidated obligation discount notes recorded at fair value at December 31, 2011.

(2)
Includes $500.0 million of consolidated obligation bonds recorded under the fair value option at December 31, 2012 and 2011 and $8.0 billion and $17.3 billion of hedged consolidated obligation bonds recorded at fair value at December 31, 2012 and 2011.

Summary of Valuation Methodologies and Primary Inputs
Cash and Due From Banks
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

Investment Securities-Non-MBS
We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. Oour non-MBS investments are classified as Level 2 within the fair value hierarchy.
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
Our valuation technique requires the establishment of a median price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to some type of validation, consistent with the evaluation of outliers as discussed below.
All prices that are within a specified tolerance threshold of the median price are also included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price, as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
As of December 31, 2012, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of December 31, 2012 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Advances
We generally determine the fair value of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. We calculate the replacement advance rates at a spread to our cost of funds, which approximates the CO Curve (see “—Consolidated Obligations” below for a discussion of the CO curve). To estimate the fair values of advances with optionality, market-based expectations of future interest-rate volatility implied from current market prices for similar options are also used. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the FHLBanks financially indifferent to the borrower's decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk. Further, we do not adjust the fair value of advances for creditworthiness because advances are fully collateralized.
Mortgage Loans
We determine the fair value of mortgage loans using modeled prices. The modeled prices start with prices for newly issued MBS issued by U.S. GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then adjusted for differences in coupon, average loan rate, seasoning, credit risk, and cash flow remittance between our mortgage loans and the referenced MBS or mortgage loans. Consistent with past practice, we enhance our valuation processes when more detailed market information becomes available to us or operational parameters become more meaningful. As a result of our July 2011 sale of mortgage loans, we incorporated additional considerations into our valuation process for these assets, including delinquency data, conformance to GSE underwriting standards at the time of the sale, and delivery costs, which are market observable inputs. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time. The fair values of certain non-performing loans are estimated based on the values of the underlying collateral or the present values of future cash flows, which may include estimates of prepayment rates and other assumptions.
The fair value of REO is initially determined using a broker's price opinion (BPO) less estimated costs to sell. The BPOs are based upon observable residential property sales (and listings) for comparable properties in specific geographic markets. On a quarterly basis, we adjust the fair value of each REO based on the property listing price or agreed-upon sale price less cost to sell.
Accrued Interest Receivable and Payable
The fair value approximates the carrying value.
Derivative Assets and Liabilities
The fair value of derivatives is determined using discounted cash-flow analyses and comparisons to similar instruments. The discounted cash-flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Prior to December 31, 2012, for our interest-related derivatives, we utilized the LIBOR swap curve and market-based expectation for future interest-rate volatility implied from current market prices for similar options. During fourth quarter 2012, we observed an increasing trend in the use of the overnight-index swap (OIS) curve by other market participants to value certain collateralized derivative contracts. We performed an assessment of market participants and determined the OIS curve was the appropriate curve to be used for valuation of certain of our collateralized interest-rate derivatives. As such, effective December 31, 2012, we utilized the OIS curve and a volatility assumption to estimate the fair value of certain of our interest-related derivatives, resulting in a gain of $2.0 million, which is included in our net gains on ineffectiveness on fair value hedges. We continue to use the LIBOR swap curve and volatility assumptions to determine the fair value of those derivatives with security collateral that cannot be rehypothecated, (i.e., where the security collateral pledged cannot be reused by the broker-dealer as collateral for its own borrowings).
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
We believe this enhanced valuation technique provides a better estimate of fair value since it incorporates a more precise, market observable input into our fair value estimates. As a result of our implementation of this enhanced valuation technique, our net fair value hedge ineffectiveness of $21.1 million for the year ended December 31, 2010 reflected an $8.9 million net gain on derivatives and hedging activities related to our fair value hedges. The applicable hedges outstanding were effective as of December 31, 2012, 2011, and 2010 and are expected to continue to remain effective prospectively. We continue to monitor market conditions and their potential effects on our fair value measurements for derivatives.
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
Consolidated Obligations
We determine the fair values of our consolidated obligations using internal valuation models with market observable inputs. Our internal valuation models use standard valuation techniques. For fair values of consolidated obligations without embedded options, the models use market-based yield curve inputs, referred to as the CO (i.e., consolidated obligations) curve, obtained from the Office of Finance. This curve is constructed using the U.S. Department of the Treasury Curve as a base curve, which is then adjusted by adding indicative spreads obtained largely from market observable sources. The market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. For consolidated obligations with embedded options, market-based inputs are obtained from the Office of Finance and derivatives dealers. We then calculate the fair value of the consolidated obligations using the present value of expected cash flows that use discount rates that are based on replacement funding rates for liabilities with similar terms. We monitor our own creditworthiness to determine if any credit risk adjustments are necessary in the fair value measurement of consolidated obligations.
As of December 31, 2012, there was no spread adjustment to the CO Curve used to value the non-callable consolidated obligations carried at fair value.
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

Commitments
The fair value of our commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the creditworthiness of the counterparties. The fair value of these fixed interest-rate commitments also takes into account the difference between current and committed interest rates. The fair value of standby letters of credit is based on the present value of fees currently charged.
Fair Value Measurements
The following tables present, for each hierarchy level, our financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of December 31, 2012 and 2011. We measure REO and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized).

	As of December 31, 2012
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,293,764	$—	$—	$1,293,764	$—
Other U.S. agency obligations	1,166,918	—	1,166,918	—	—
GSE obligations	1,417,282	—	1,417,282	—	—
Derivative assets (interest-rate related)	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	—	—	—
Total recurring assets at fair value	$3,986,521	$2,975	$2,916,909	$1,293,764	$(227,127)
Consolidated obligations:
Discount notes	$(1,249,442)	$—	$(1,249,442)	$—	$—
Bonds	(499,986)	—	(499,986)	—	—
Derivative liabilities (interest-rate related)	(85,893)	—	(352,298)	—	266,405
Total recurring liabilities at fair value	$(1,835,321)	$—	$(2,101,726)	$—	$266,405
Non-recurring fair value measurements:
HTM securities	$57,705	$—	$—	$57,705	$—
REO	2,703	—	2,703	—	—
Total non-recurring assets at fair value	$60,408	$—	$2,703	$57,705	$—

	As of December 31, 2011
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total recurring assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Consolidated obligations:
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total recurring liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354
Non-recurring fair value measurements:
HTM securities	$29,268	$—	$—	$29,268	$—
REO	2,902	—	2,902	—	—
Total non-recurring assets at fair value	$32,170	$—	$2,902	$29,268	$—

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011, and 2010.

	AFS PLMBS
	For the Years Ended December 31,
Fair Value Measurements Using Significant Unobservable Inputs	2012	2011	2010
(in thousands)
Balance, beginning of period	$1,269,399	$1,469,055	$976,870
Gain on sale of AFS securities	1,792	—	—
OTTI credit loss recognized in earnings	(11,078)	(89,048)	(89,239)
Credit loss accretion and related interest income	12,506	3,180	2,487
Unrealized gains in AOCL	387,091	34,711	371,578
Sales	(129,420)	—	—
Settlements	(236,526)	(230,757)	(217,038)
Transfers from HTM to AFS securities	—	82,258	424,397
Balance, end of period	$1,293,764	$1,269,399	$1,469,055

Fair Value Option
The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the entity has chosen to use fair value on the face of the statements of condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on advances and consolidated obligations at fair value are recognized solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other income or other expense.
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
The following table presents the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the years ended December 31, 2012 and 2011.

	For the Years Ended December 31,
	2012		2011
Financial Instruments on Which Fair Value Option Has Been Elected	Bonds	Discount Notes	Bonds
(in thousands)
Balance, beginning of the period	$500,014	$—	$—
New transactions elected for fair value option	1,000,000	1,250,000	500,000
Maturities and terminations	(1,000,000)	—	—
Net change in fair value adjustments on financial instruments held under fair value option	12	473	(26)
Change in accrued interest/unaccreted balance	(40)	(1,031)	40
Balance, end of the period	$499,986	$1,249,442	$500,014

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization are recorded as part of net interest income on the statements of income. The changes in fair value for instruments in which the fair value option has been elected are recorded as “net gains (losses) on financial instruments held under fair value option” in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were necessary as of December 31, 2012.
The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of December 31, 2012 and 2011.

	As of December 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,442	$(558)
Consolidated obligation bonds	500,000	499,986	(14)
Total	$1,750,000	$1,749,428	$(572)

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	$(26)
Total	$500,000	$499,974	$(26)

Note 18—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our Capital Plan or regulatory requirements (see Note 15 for additional information).
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
For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 4; HTM securities purchased from members or affiliates of members, see Note 5; concentration associated with advances, see Note 7; concentration associated with mortgage loans held for portfolio, see Note 8; and concentration associated with capital stock, see Note 15.
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
The following tables set forth significant outstanding balances as of December 31, 2012 and 2011, and the income effect for the years ended December 31, 2012, 2011, and 2010, on related party transactions.

Balances with Related Parties	As of December 31, 2012	As of December 31, 2011
(in thousands)
Assets:
Securities purchased under agreements to resell	$1,250,000	$850,000
Federal funds sold	476,000	—
AFS securities	503,121	2,896,588
HTM securities	190,486	256,505
Advances (par value)	2,781,750	4,458,198
Mortgage loans held for portfolio	821,652	1,042,159
Liabilities and capital:
Deposits	7,656	4,591
Mandatorily redeemable capital stock	843,089	805,079
Class B capital stock	657,039	721,846
Class A capital stock	1,658	2,003
AOCL - non-credit OTTI	(85,088)	(244,079)
Other:
Notional amount of derivatives	5,738,243	5,425,180

	For the Years Ended December 31,
Income and Expense with Related Parties	2012	2011	2010
(in thousands)
Income (loss):
Advances, net (1)	$(12,503)	$3,161	$21,844
Securities purchased under agreements to resell	2,037	219	2,401
Federal funds sold	92	39	463
AFS securities	16,766	17,835	14,078
HTM securities	3,761	6,709	14,471
Mortgage loans held for portfolio	47,726	91,206	165,056
Mortgage loans held for sale	—	4,792	—
Net OTTI credit loss	(6,349)	(53,403)	(57,612)
Total	$51,530	$70,558	$160,701
Expense:
Deposits	$1	$2	$14
Total	$1	$2	$14

(1)	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had transactions with other FHLBanks during the years ended December 31, 2012, 2011, and 2010 totaling $51.0 million, $48.5 million and $275.0 million, of loans to other FHLBanks with maturities ranging from one to three days. There were no loans from other FHLBanks for the year ended December 31, 2012. During the year ended December 31, 2011, loans from other FHLBanks to the Seattle Bank total $58.5 million, with maturities ranging from one to three days. Interest earned on these short-term loans was not material.
In addition, as of December 31, 2012 and 2011, we had $70,000 and $15,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 12.

Note 19—Commitments and Contingencies
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of December 31, 2012 and 2011.

	As of December 31, 2012			As of December 31, 2011
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$503,896	$12,975	$516,871	$511,988
Unsettled consolidated obligation bonds, at par (2)	250,000	—	250,000	—
Total	$753,896	$12,975	$766,871	$511,988

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $22.3 million as of December 31, 2012 and 2011.

(2)
As of December 31, 2012, $250.0 million of our unsettled consolidated obligation bonds were hedged with unsettled interest rate swaps. We had no unsettled consolidated obligation bonds or interest-rate exchange agreements as of December 31, 2011.

As of December 31, 2012, we had unsettled interest-exchange agreements with a notional amount of $250.0 million.

Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of December 31, 2012, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 21 days to 7 years, including a final expiration of 2017. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $246,000 and $170,000 as of December 31, 2012 and 2011. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to have any allowance for credit losses on these commitments.
Lease Commitments
We charged to operating expenses net rental and related costs of $2.7 million, $2.8 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010. The following table summarizes our future minimum rental for operating leases for the five years following December 31, 2012.

Future Minimum Lease Commitments (Premises)	Minimum Commitment
(in thousands)
2013	$1,214
2014	1,149
2015	1,535
2016	1,576
2017	1,617
Thereafter	10,870
Total	$17,961

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
Further discussion of other commitments and contingencies is provided in Notes 7, 10, 12, 15, and 16.

UNAUDITED SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Data
Quarterly supplementary financial data for each full quarter in the years ended December 31, 2012 and 2011 are included in the tables below.

	2012 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$79,608	$75,096	$80,162	$81,478
Interest expense	40,599	44,047	50,467	58,230
Net interest income before benefit for credit losses	39,009	31,049	29,695	23,248
Less: Benefit for credit losses	(525)	(2,368)	—	—
Net interest income	39,534	33,417	29,695	23,248
Net OTTI loss recognized in income	(3,514)	(1,982)	(4,269)	(1,324)
Other non-interest income	4,771	1,938	18,124	10,497
Total non-interest income (loss)	1,257	(44)	13,855	9,173
Non-interest expense	17,224	18,087	18,101	18,059
Income before assessments	23,567	15,286	25,449	14,362
Assessments	2,356	1,529	2,545	1,436
Net income	$21,211	$13,757	$22,904	$12,926

	2011 Quarter Ended
Quarterly Financial Data	December 31	September 30	June 30	March 31
(in thousands)
Interest income	$79,915	$97,179	$94,210	$98,750
Interest expense	58,319	62,249	70,328	78,246
Net interest income before provision for credit losses	21,596	34,930	23,882	20,504
Less: Provision for credit losses	2,525	1,399	—	—
Net interest income	19,071	33,531	23,882	20,504
Net OTTI loss recognized in income	(2,881)	(311)	(65,244)	(22,740)
Other non-interest income	16,826	101,553	28,421	8,014
Total non-interest income (loss)	13,945	101,242	(36,823)	(14,726)
Non-interest expense	18,179	15,958	15,203	17,906
Income (loss) before assessments	14,837	118,815	(28,144)	(12,128)
Assessments	1,484	7,854	—	—
Net income (loss)	$13,353	$110,961	$(28,144)	$(12,128)

Maturities of Member Term Deposits
The table below represents our member term deposits over $100,000 categorized by time to maturity as of December 31, 2012 and 2011.

	As of	As of
	December 31, 2012	December 31, 2011
(in thousands)
Within three months	$130,750	$9,975
After three months but within 6 months	20,150	—
After six months but within 12 months	—	2,157
Total	$150,900	$12,132

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), management of the Seattle Bank evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012, the end of the period covered by this report. Based on this evaluation, management has concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2012.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial reporting as of December 31, 2012 is incorporated and included herein in "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank's independent public accounting firm, PricewaterhouseCoopers LLP, has issued a report regarding the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2012, which immediately follows Management's Report on Internal Control Over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 29, 2012, the Finance Agency completed its annual designation regarding the size and composition of directorships for the FHLBanks. As in 2012, the size of the Seattle Bank’s board of directors for 2013 has been designated at 14 directorships, including eight member directors and six independent directors.
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
Our current Board comprises six independent directors and eight member directors. During 2012, three of our independent directors also served as public interest directors. Each of our eight member director positions is allocated to a specific state in our district (including, in the case of Hawaii, certain U.S. territories), and the members in that state elect the director who fills that position, except that our Board is responsible for filling interim vacancies. We hold elections each year for the director positions that will become vacant at year-end. As a part of the member election process, we solicit nominations from our eligible members in the relevant states. Members located in the relevant states as of the record date are eligible to participate in the election for the state in which their principal place of business is located. For each director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date (according to the requirements of our Capital Plan), except that an eligible member’s votes for each director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date. In the case of an election to fill more than one member director position for a state, an eligible member may not cumulate its votes.
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
Directors
The Seattle Bank's Board has six committees: (1) Executive; (2) Regulatory Oversight (ROC); (3) Risk; (4) Governance and Compensation (GC), formerly the Governance Budget and Compensation (GBC); (4) Finance and Budget (FAB), formerly Financial Operations and Affordable Housing (FOAH); (5) Audit and Compliance; and (6) Community Investment. In addition, the FAB Committee includes an IT subcommittee. In this document, the term "GC Committee" encompasses both the GC Committee and the former GBC Committee and the term "FAB Committee" encompasses both the FAB Committee and the former FOAH Committee.
Information regarding the current directors of the Seattle Bank as of March 13, 2013 is provided below.

Name	Age	Bank Director Since	Expiration of Term as Director	Board Position and Committee Membership
William V. Humphreys	65	2006	December 31, 2016	Chairman of the Board; Executive (Chair); ROC; GC; Risk
Craig E. Dahl	63	2004	December 31, 2013	Vice Chairman of the Board; Executive (Vice Chair); ROC (Chair); Audit and Compliance (1); IT Subcommittee
David P. Bobbitt	65	2012	December 31, 2014	Audit and Compliance (Vice Chair) (1); FAB; ROC
Marianne M. Emerson (2) (3)	65	2008	December 31, 2015	IT Subcommittee (Chair); Community Investment; Executive; FAB; GC; ROC
David J. Ferries	58	2011	December 31, 2014	Community Investment (Chair); ROC (Vice Chair); Executive; Risk
Debora D. Horvath (2)	58	2013	December 31, 2016	IT Subcommittee (Vice Chair); Community Investment; FAB; Risk
Russell J. Lau	60	2005	December 31, 2013	Risk (Chair); Audit and Compliance (1); FAB; GC; Executive
James G. Livingston	47	2007	December 31, 2013	FAB (Chair); Executive; Audit and Compliance (1); Risk
Michael W. McGowan (2)	44	2012	December 31, 2015	FAB (Vice Chair); IT Subcommittee; GC; ROC
Cynthia A. Parker (2) (3)	59	2007	December 31, 2013	GC (Chair); Community Investment (Vice Chair); Audit and Compliance (1); Executive
J. Benson Porter	47	2013	December 31, 2016	FAB; GC; Risk
Thomas P. Potiowsky(2)	59	2013	December 31, 2016	Audit and Compliance (1); Community Investment; FAB
David F. Wilson (2)	66	2007	December 31, 2014	GC (Vice Chair); Community Investment; Risk
Gordon Zimmerman	50	2007	December 31, 2015	Audit and Compliance (Chair) (1); Risk (Vice Chair); Executive

(1)
For additional information regarding the Seattle Bank's Audit and Compliance Committee, including relating to independence and audit committee financial expert, see "Part III. Item 13. Certain Relationships and Director Independence."

(2)	Independent director.
(3)	Public interest director.

The following is a biographical summary of the business experience of each of our directors as of March 13, 2013. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years.
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
Craig E. Dahl has served as a director of the Seattle Bank since 2004 and as vice chair since 2005. Since 1996, Mr. Dahl has served as president, chief executive officer, and director of Alaska Pacific Bank, a federally chartered savings bank in Juneau, Alaska, and as president and chief executive officer of Alaska Pacific Bancshares, Inc., an Alaskan corporation and holding company of Alaska Pacific Bank, since 1999. Mr. Dahl currently serves as one of three Seattle Bank representatives on the Council of Federal Home Loan Banks. Mr. Dahl has served on the Government Relations Council for the American Bankers

Association and served two terms as president of the Alaska Bankers Association. Mr. Dahl's position as an officer and director of a Seattle Bank member, his experience in corporate governance and strategic planning, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
David P. Bobbitt has served as a director of the Seattle Bank since May 2012. Mr. Bobbitt has served as chairman, chief executive officer, and director of Community 1st Bank, a community financial institution in Post Falls, Idaho, since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank, a state chartered bank in Spokane, Washington, from 2004 to 2006. Mr. Bobbitt has served as chairman of the Pacific Coast Banking School since October 2011 and on the board of Western Independent Bankers since 2009. His experience in financial and risk management and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Marianne M. Emerson has served as a director of the Seattle Bank since 2008. Prior to retiring, Ms. Emerson served as chief information officer for the Seattle Housing Authority, a public corporation providing affordable housing in Seattle, Washington, from 2007 to 2012. From 1982 to 2007, Ms. Emerson served in a number of information technology positions at the Federal Reserve Board in Washington, D.C., including chief information officer from 2002 to 2007. Ms. Emerson's experience in and knowledge of financial, organizational, and risk management, project development, and information technology support her qualifications to serve as a public interest director of the Seattle Bank.
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
Debora D. Horvath has served as a director of the Seattle Bank since January 2013. Ms. Horvath serves as principal of Horvath Consulting, LLC, in Shoreline, Washington, which she founded in 2010. Ms. Horvath served as executive vice president of Seattle operations for JPMorgan Chase & Co., a financial services company, from 2008 to 2010. Ms. Horvath served as executive vice president and chief information officer for Washington Mutual, Inc., a financial savings bank, from 2004 to 2008. Prior to her tenure at Washington Mutual, Inc., Ms. Horvath, a 25-year veteran of GE, served 12 years as senior vice president and chief information officer for the GE insurance businesses. Ms. Horvath is also a director of StanCorp Financial Group, Inc., a provider of financial products and services. Ms. Horvath's experience in financial and strategic planning and her leadership and management skills support her qualifications to serve as an independent director of the Seattle Bank.
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
James G. Livingston has served as a director of the Seattle Bank since 2007. Mr. Livingston has served as a senior vice president in the investments division at Zions First National Bank, a national banking association in Salt Lake City, Utah, since 2005. He previously served as director of financial research at a hedge fund, in New York, New York, and as an assistant professor of accounting at Southern Methodist University, in Dallas, Texas. Mr. Livingston's experience in and knowledge of auditing and accounting, derivatives, and financial, organizational, and risk management support his qualifications as a member director of the Seattle Bank.
Michael W. McGowan has served as a director of the Seattle Bank since January 2012. He has served as chief executive officer and chairman of DCM Limited, a global provider of business consulting and funding sources, since 1992. Mr. McGowan is currently a principal in several private sustainable resource companies, including AlgEvolve, LLC, and Green Energy Corporation, a provider of software and software engineering services in Denver, Colorado, and he was the primary founder of Nova Biosource Fuels, Inc., a publicly-traded biodiesel company. Prior to entering the water and energy sector, from 1997 through 2007, Mr. McGowan worked in the banking and financial management industry as a manager of a hedge fund and investment portfolio that operated in the global capital markets. Mr. McGowan was previously a member of the Seattle Bank’s Board from April 2007 to December 2008. Mr. McGowan's experience and knowledge of strategic planning and finance support his qualifications as an independent director of the Seattle Bank.
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
J. Benson Porter has served as a director of the Seattle Bank since January 2013. Mr. Porter has served as president and chief executive officer of Boeing Employees' Credit Union, a not-for-profit financial cooperative in Tukwila, Washington, since April 2012. He served as president and chief executive officer of First Tech Credit Union, a federally chartered credit union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual Inc., a financial savings bank, including as executive vice president and chief administrative officer, from May 1996 to February 2007. Mr. Porter also served as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He currently serves as a member of the board of overseers of Whitman College and the board of CO-OP Financial Services. Mr. Porter's knowledge of financial management and strategic planning, and his leadership and management skills support his qualifications to serve as a member director of the Seattle Bank.
Thomas P. Potiowsky has served as a director of the Seattle Bank since January 2013. Mr. Potiowsky is professor and chair of the Economics Department and director of the Northwest Economic Research Center at Portland State University in Portland, Oregon. Mr. Potiowsky served as Oregon State Economist from 1999 to 2006 and from 2008 to 2011. He also has served as advisor to the Oregon Governor's Council of Economic Advisors. Mr Potiowsky's knowledge in economics and business administration support his qualifications to serve as an independent director of the Seattle Bank.
David F. Wilson has served as a director of the Seattle Bank since 2007. Mr. Wilson has served as chief executive officer of Wilson Construction LLC, a residential construction company in Sun Valley, Idaho, since 1997. He has served as chairman of the Idaho Housing and Finance Association since 2009 and as a commissioner since 1995. Mr. Wilson is currently the National Association of Home Builders' senior life director and the vice chairman of the Home Building Industry Disaster Relief Fund. Mr. Wilson's experience in representing community interests in housing support his qualifications to serve as an independent director of the Seattle Bank.
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
Executive Officers
The following table sets forth information about the executive officers of the Seattle Bank as of March 13, 2013.

Executive Officer	Age	Capacity in Which Served	Seattle Bank Employee Since
Michael L. Wilson	56	President and Chief Executive Officer	2012
Vincent L. Beatty	53	Senior Vice President, Chief Financial Officer	2004
Mike E. Brandeberry	62	Senior Vice President, Chief Counsel, and Corporate Secretary	2010
Christina J. Gehrke	48	Senior Vice President, Chief Accounting and Administrative Officer	1998
Lisa A. Grove	49	Senior Vice President, Director of Auditing	2004
Darren R. Hamby	47	Senior Vice President, Director of Human Resources	2012
Michael R. Oberholtzer	61	Senior Vice President, Chief Business Technology Officer	2012
Glen D. Simecek	48	Senior Vice President, Chief Business Officer	2009
John F. Stewart	41	Senior Vice President, Chief Risk Officer	2010

Michael L. Wilson has served as president and chief executive officer of the Seattle Bank since January 2012. Previously, Mr. Wilson served as executive vice president and chief business officer of the FHLBank of Des Moines from 2006 to 2012. From 1994 to 2006, Mr. Wilson served in a number of leadership roles at the FHLBank of Boston, including senior executive vice president and chief operating officer from 1999 to 2006. Prior to joining the FHLBank of Boston, Mr. Wilson served as director of the Office of Policy and Research at the Finance Board in Washington, D.C. Mr. Wilson is one of the Seattle Bank representatives on the Council of Federal Home Loan Banks and also serves on the board of directors of the Office of Finance.
Vincent L. Beatty has served as senior vice president, chief financial officer since 2008. He also served as the acting chief operating officer of the Seattle Bank from June 2011 to May 2012. Between 2004 and 2008, Mr. Beatty served in multiple positions at the Seattle Bank, including first vice president and treasurer and senior portfolio manager. From 2001 to 2004, Mr. Beatty owned and operated Great Learning Adventures, an association dedicated to affordable tutoring services.
Mike E. Brandeberry has served as senior vice president, chief counsel of the Seattle Bank since March 2010 and as corporate secretary since June 2011. From 2002 to 2009, he served as senior vice president and associate general counsel of Washington Mutual Bank, F.A., a financial savings bank, in Seattle, Washington.
Christina J. Gehrke has served as senior vice president, chief accounting and administrative officer of the Seattle Bank since June 2011. Previously, Ms. Gehrke served as senior vice president, chief accounting and administrative officer and corporate secretary from May 2007 to June 2011, as well as principal accounting officer since February 2008 and interim principal accounting officer from September 2007 to February 2008. From May 2006 until May 2007, Ms. Gehrke served as first vice president, director of audit. In addition, from 1998 until 2006, Ms. Gehrke served in various positions at the Seattle Bank, including vice president, audit services manager, and assistant director of audit.
Lisa A. Grove has served as senior vice president, director of auditing since July 2011 and served as vice president and director of auditing from July 2007 to July 2011. Ms. Grove also served in multiple positions at the Seattle Bank, including vice president and acting director of auditing, assistant vice president and audit services manager, and audit project manager from 2004 to 2007. Prior to joining the Seattle Bank, Ms. Grove worked at Washington Mutual Bank, F. A. as an audit manager from 1999 to 2004.
Darren R. Hamby has served as senior vice president, director of human resources of the Seattle Bank since August 2012. Prior to joining the Seattle Bank, Mr. Hamby served as an independent human resources consultant at the Seattle Bank from November 2011 to August 2012, following an extended sabbatical. From 1997 to 2010, Mr. Hamby served in multiple positions for ZymoGenetics, Inc., a Seattle-based biotechnology firm, most recently serving as senior vice president of human resources and corporate services. Mr. Hamby previously served in the Seattle Bank's human resources department from 1987 to 1997.
Michael R. Oberholtzer has served as senior vice president, chief business technology officer of the Seattle Bank since October 2012. Prior to joining the Seattle Bank, Mr. Oberholtzer served as senior vice president, information technology at BMO Harris Bank, an integrated financial services organization in Chicago, Illinois. From 1983 to 2007, Mr. Oberholtzer served in multiple capacities at LaSalle Bank Corporation, a bank holding company that was acquired by Bank of America Corporation, in Chicago, Illinois.
Glen D. Simecek has served as senior vice president, chief business officer of the Seattle Bank since April 2012 and, prior to that, as first vice president, chief business officer beginning in 2009. Before joining the Seattle Bank, Mr. Simecek worked for JPMorgan Chase/Washington Mutual Bank, F. A. as first vice president for term debt management and treasury investor relations. From 1997 to 2005, Mr. Simecek was vice president and manager of the Member Services Group at the Seattle Bank.
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
Section 16 (a) Beneficial Ownership Reporting Compliance
In accordance with correspondence from the Office of Chief Counsel of the Division of Corporation Finance of the SEC dated May 23, 2006, directors, officers, and 10% stockholders of the Seattle Bank are exempted from Section 16 of the Exchange Act with respect to transactions in or ownership of Seattle Bank capital stock, including the reporting requirements thereof.

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (CD&A) provides information about the Seattle Bank's compensation program for our named executive officers, and includes a discussion and analysis of the Seattle Bank's executive compensation philosophy and objectives, the process used to set executive compensation, and each element of compensation provided to our named executive officers during 2012.
Our named executive officers shown in our 2012 Summary Compensation Table are:

•	Michael L. Wilson, President and Chief Executive Officer

•	Vincent L. Beatty, Senior Vice President, Chief Financial Officer

•	Mike E. Brandeberry, Senior Vice President, Chief Counsel and Corporate Secretary

•	Christina J. Gehrke, Senior Vice President, Chief Accounting and Administrative Officer

•	John F. Stewart, Senior Vice President, Chief Risk Officer
Compensation Philosophy and Objectives
The Seattle Bank is committed to providing a compensation program that enables us to attract, motivate, reward, and retain highly skilled executive officers, including our named executive officers, who are essential to the achievement of the Seattle Bank's mission and strategic goals (see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Seattle Bank Strategic Goals"). The Seattle Bank's total compensation program includes base salary, annual and long-term cash-based incentive compensation, qualified and non-qualified retirement plans, and health and welfare benefits. The program is intended to be fair, market-driven, and performance-based, and to reward our executives for the quality of their stewardship in the attainment of the Seattle Bank's mission, annual and long-term business strategic goals, and Finance Agency objectives and requirements.
Compensation decisions for our executive officers for 2012 continued to reflect and implement the substantial changes we made to the operation and structure of our incentive compensation program in 2011 following the Seattle Bank's entry into the Consent Arrangement with the Finance Agency. For 2012 compensation, we focused annual and long-term awards on accomplishing the Seattle Bank's strategic objectives. In addition, we made adjustments to the peer groups used for 2011 compensation benchmarking and setting reasonable and competitive executive compensation.
Compensation actions for the named executive officers are subject to prior review by the Finance Agency, whose principles on executive compensation we also incorporate into the design, implementation, and review of our executive compensation policies and practices. The Board approved the 2012 incentive compensation structure for our executive officers, including our annual and long-term incentive plans, in April 2012, and submitted the structure to the Finance Agency in May 2012. A non-objection from the Finance Agency was received in June 2012 and the annual and long-term incentive plans were effective retroactive to January 1, 2012.
Compensation Oversight
Board, GC Committee, and President and Chief Executive Officer Oversight
The Seattle Bank’s Board is responsible for establishing the Seattle Bank’s overall compensation philosophy and objectives for our executive officers, while promoting accountability and transparency in the process of setting compensation. The GC Committee is responsible for overseeing our compensation and benefits program. In carrying out their responsibilities, the Board and the GC Committee may rely on the assistance and advice of our management and other advisors as needed.

The following table summarizes the responsibilities with regard to the Seattle Bank’s executive compensation and benefits program and the party or parties responsible for each task.

Task	Board	GC Committee	President and Chief Executive Officer
Establishes overall structure of the Seattle Bank's compensation and benefit program (i.e., the compensation program's three components of base salary, incentive compensation, and retirement, health and welfare, and related benefits)
X
Determines the Seattle Bank's compensation and benefit program parameters, including recommending bank-wide annual and long-term incentive goals and targets		X
Approves bank-wide incentive goals, targets, and payout percentages under annual and long-term incentive programs	X
Approves payouts for attainment of bank-wide annual and long-term incentive goals	X	X
Establishes individual performance goals and evaluates individual performance		For President and Chief Executive Officer	For Other Executive Officers *
Recommends base salary and merit increases		For President and Chief Executive Officer	For Other Executive Officers *
Approves merit increases or other base salary adjustments and changes to other compensation benefit packages	For President and Chief Executive Officer	For Other Executive Officers *

*	"Other Executive Officers” refers to our executive officers, including our named executive officers, other than our president and chief executive officer and our director of auditing.

Finance Agency Oversight
The Finance Agency provides oversight of the FHLBanks' executive officer compensation. In addition, Finance Agency guidance sets forth certain principles to be used by the FHLBanks in setting executive compensation. Under these principles, executive compensation at an FHLBank should be: (1) reasonable and comparable to that of similar positions at comparable financial institutions; and (2) consistent with sound risk management and the preservation of the par value of the FHLBank’s capital stock, with a significant percentage of an executive's incentive-based compensation tied to longer-term performance and outcome indicators, and deferred and made contingent upon performance over several years.
In October 2010, the Seattle Bank entered into the Consent Arrangement with the Finance Agency, which included specific requirements regarding executive compensation, including that the Seattle Bank:

•	Not pay executive officers any incentive-based compensation without the Finance Agency's prior written non-objection;

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
As discussed above, the Seattle Bank submitted revised executive incentive compensation plans to the Finance Agency in May 2012 and received non-objection from the Finance Agency in June 2012. The other requirements of the Consent Arrangement continued to apply to 2012 executive compensation matters.
Under the supervision of the Board, we also provide compensation information, including materials related to compensation decisions for the executive officers, to the Finance Agency on an ongoing basis in accordance with its requirements.
Compensation Benchmarking
For 2012 compensation, we used blended benchmark data from the following two primary peer groups in setting reasonable and competitive compensation:

•	FHLBanks (excluding the FHLBanks of New York, San Francisco, and Atlanta); and

•	diversified financial services firms (asset sizes of $25 billion or greater), excluding large investment banks and the Federal Reserve Banks.
The benchmark data was provided by McLagan Partners Inc. (McLagan), a nationally recognized global compensation consulting firm within the financial services industry, which was retained by the GC Committee in 2011 to prepare an executive compensation analysis. This analysis provided the blended benchmark data of other applicable FHLBanks and executive positions at diversified financial services firms. The diversified financial services peer group focuses on positions at large and mid-sized commercial/regional banks and financial services firms (excluding large investment banks and the Federal Reserve Banks) that are similar in scope, experience, complexity, and responsibility to particular positions at the Seattle Bank. The FHLBank peer group excludes the FHLBanks of New York, San Francisco, and Atlanta due to the differences in assets under management and targets selected diversified financial services firms with asset sizes of $25 billion or greater. The institutions included in the composite compensation survey provided by McLagan for benchmarking 2012 compensation are shown in Appendix A at the end of this section on executive compensation; however, reliance is not placed on any single company's survey information, as only composite data is provided and reviewed by the Seattle Bank. While both peer groups generally are relied upon equally, comparisons exclude any equity grant components and focus on cash-based compensation.
Total compensation for each of our named executive officers, including base salary, cash incentives, and retirement compensation, is generally set at or near the median total compensation for comparable positions in the applicable peer group, and may be adjusted above or below market as deemed appropriate in the discretion of the Board and the GC Committee, depending upon the experience, qualifications, and responsibilities of the executive officer. We believe that this level of compensation will allow us to attract, motivate, reward, and retain highly qualified executives to the Seattle Bank. Individual elements of compensation are not targeted at a particular benchmark percentage due to differences in the number and type of components included within compensation program structures in the peer groups. For example, stock grants and stock options, which are often a key element of compensation at public companies, are not available at the Seattle Bank because our stock can only be sold or purchased by our members at par value.
Elements of the Executive Compensation Program
Our executive compensation program consists of in-service benefits, including cash-based compensation (base salary and annual- and long-term incentives) and retirement benefits, health and welfare benefits, and severance benefits. Since we are precluded from offering equity-based compensation, we rely on a mix of non-equity compensation elements to attract, motivate, reward, and retain executive talent. We believe that this approach is appropriate and consistent with prevailing market practice. Each component of our executive compensation program is discussed in detail below.
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
Competitive market adjustments to the 2012 base salaries of our named executive officers (excluding Mr. Wilson, who joined the Seattle Bank effective January 30, 2012 and whose 2012 base salary is part of his employment agreement) were approved in November 2011 by the GC Committee and, in February 2012, non-objection was received from the Finance Agency. Approved merit and equity adjustments to such base salaries ranged from 2.8% to 5.2% and were retroactive to January 1, 2012.

Annual and Long-Term Cash-Based Incentive Compensation Plans
Historically, we have offered annual and long-term cash-based incentive compensation plans for certain of our employees, including all of our named executive officers. The goals of our cash-based incentive compensation plans are to motivate our named executive officers and reward their contributions to achievement of our annual business objectives and longer-term strategic goals and align compensation with achievement of short-term and long-term goals and the Seattle Bank's mission and strategic goals. These awards are also intended to facilitate retention and commitment of key executives.
As described above, the GC Committee is responsible for periodically reviewing the Seattle Bank's compensation philosophy and compensation program to ensure consistency with the Seattle Bank's overall business objectives, the competitive market, the Seattle Bank's financial condition and performance, and the Finance Agency's executive compensation principles.
The Board and the GC Committee are committed to providing a performance-based, at-risk compensation program to the executive officers. In connection with prior analyses of the Seattle Bank's overall executive compensation program and resulting recommendations, the Board and the GC Committee implemented an executive compensation program for 2012 that:

•	Supports the strategic objectives of the Seattle Bank;

•	Motivates management by providing reasonable compensation opportunities; and

•
Meets the compensation principles, objectives, and requirements outlined by the Finance Agency, including executive compensation principles outlined in the Finance Agency's Advisory Bulletin (AB) 2009-02.

The annual and long-term incentive plans contain the following features:

•	Eligibility:

•
Due to the ability of our executive officers to more directly affect the financial condition and operations of the Seattle Bank, executive officers and staff each participate in separate incentive plans with differing award conditions and opportunities.

•	Award Determinations:

•
Award amounts under the annual incentive compensation plan are focused on achievement of bank-wide performance measures, rather than individual performance measures (although participants are required to achieve overall satisfactory performance during the applicable performance period to receive an award amount).

•
Awards may be reduced in part or in whole for all or selected executive officers for non-achievement of specific key objectives or in the event the Finance Agency identifies unsafe or unsound practices or conditions that are not resolved during the applicable performance period.

•
To the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period, earned amounts may be determined and payable up to target achievement (applicable to the long-term incentive plan only).

•	Award Conditions:

•	Awards can be earned, up to specified limits, upon achievement of at least threshold performance on all or a portion of applicable bank performance measures during the relevant performance period.

•
Satisfactory individual performance, based on an assessment against six dimensions of performance, must be achieved in order to receive a payout, even if some or all bank-wide performance measures are achieved at or above threshold levels.

•
Payment of earned awards will be deferred until the Seattle Bank has the ability to repurchase stock (or redeem stock under the long-term incentive plan). As determined by the Board, with respect to the annual incentive plan, having the "ability" to repurchase stock means meeting, and maintaining for a six-month period, the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement.

•
Board discretion to reduce or eliminate payment of earned awards under certain circumstances, including due to an executive's association with an unsafe or unsound practice or condition identified during the most recent Finance Agency examination.

•	Award Opportunity:

•
Award opportunities under the incentive plans place greater emphasis on achievement of long-term performance results. Amounts payable under the annual incentive plan cannot exceed 35% of the executive officers' aggregate base salaries for 2012, whereas amounts payable under the long-term incentive plan cannot exceed 60% of the president and chief executive officer's base salary plus 45% of the other executive officers' aggregate base salaries for the 2012-2014 performance period.

•
In order to emphasize greater long-term incentive opportunities over short-term opportunities and to align with Finance Agency guidance, in 2011, individual award opportunities under the annual incentive compensation plan were reduced by 10% for both threshold and target achievement, and by 5% for superior achievement; these percentage reductions remained in place for 2012 annual incentive compensation opportunities.

•	Performance Measures:

▪
Seattle Bank transactions that affect the retained earnings performance measures by more than $10 million (or $30 million under the long-term incentive plan) will be reviewed by the Board to determine whether the transaction should be taken into account in determining the achievement level of the performance measure and the impact on incentive compensation payments.

Annual Cash-Based Incentive Compensation Plan
All of our named executive officers are eligible to participate in our Bank Incentive Compensation Plan—Annual Executive Plan (Annual Executive Plan). The Annual Executive Plan contains pre-established bank-wide goals that are designed to align compensation with the Seattle Bank’s strategic objectives and the principles and objectives of the Finance Agency and comply with the requirements outlined in the Consent Arrangement. Payouts under the Annual Executive Plan depend upon achievement of these pre-established goals over one-year periods beginning on January 1 and ending on December 31 of a plan year. The annual cash-based incentive opportunity is based on a percentage of the executive officer's earned base salary as of year end.
Each performance measure under the Annual Executive Plan requires achievement of at least a minimum, or threshold, performance level to trigger an incentive award payment for that particular performance measure. Following the end of the plan year, an award opportunity is derived by evaluating actual achievement of each performance measure against threshold, target, or superior levels of achievements, as applicable (or on a linear approach if performance falls between the levels), less any applicable reductions, as described in this section below. Total incentive amounts payable to the executive officers are based on the sum of the amounts payable for achievement of each performance measure, less applicable reductions. As a result, if one performance measure is not achieved at threshold, a payment may still be made with respect to the other performance measures for which at least threshold performance is achieved. Once earned, all incentive award payments for the executive officers will be deferred, up to a maximum of three years, until the Seattle Bank meets and maintains for a six-month period the financial performance thresholds for capital stock repurchase as prescribed in the Consent Arrangement, subject to Finance Agency non-objection of the payments. In addition, no incentive award will paid to any named executive officer who does not achieve satisfactory individual performance during the year, even if one or all bank-wide performance measures for the plan year have been achieved. Evaluations of satisfactory individual performance are assessed on a qualitative basis against the following six dimensions: (1) operating metrics; (2) risk management; (3) external relations; (4) leadership; (5) strategy and vision; and (6) people and management.
A participating executive officer generally must be in the employ of the Seattle Bank until the pay period in which the applicable incentive amounts are paid (including any deferral period, as applicable) to receive any annual incentive award for the period. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the annual incentive period.
In addition to the above performance measures, the Board and the GC Committee must take into consideration the following objectives (referred to as "Other Key Objectives"), which, if not achieved, may reduce awards in part or in whole for all or selected executive officers:

•	Lack of operational errors or omissions resulting in material revisions to financial results or information submitted to the Finance Agency, or data used to determine incentive payouts.

•	Timely submissions of information to the SEC, the Office of Finance, or the Finance Agency.

•	Sufficient progress made in the timely remediation of examination findings.

•	Effective management of risk and safety and soundness considerations.

•	Lack of receipt by an executive of a written warning for performance or misconduct.

•	No identification of unsafe or unsound practices in the executive officer's area of responsibility.

•	No Finance Agency examination comments regarding the performance period.

•	Determination of extraordinary circumstances.
The Board approved three general categories of performance goals for the 2012 plan year, which were capital strength, profitability, and mission/member goals. The individual performance measures, their weightings, and the overall achievement levels at threshold, target, and superior levels are detailed in the table below. Actual performance results for 2012 are also shown.

Performance Measures	Weighting	Threshold	Target	Superior	2012 Performance Results
Capital Strength:
Adjusted retained earnings (1)	25%	$135 million	$155 million	$175 million	$228 million
MVE to PVCS ratio	15%	75.0%	80.0%	85.0%	95.1%
Profitability:
Return on PVCS minus average federal funds rate	10%	(0.89)%	(0.06)%	0.77%	2.39%
Mission/Member:
Core average advances (principal balance)	10%	$5.0 billion	$5.6 billion	$6.2 billion	$5.757 billion
One new large member	10%	Establish membership	Borrow $500 million at 5 basis points or greater spread to cost of funds	Borrow $2 billion at 5 basis points or greater spread to cost of funds	Threshold not achieved
Repurchase excess capital stock	20%	Obtain Finance Agency approval to repurchase capital stock	Conduct one round of repurchases in 2012	Conduct two rounds of repurchases in 2012	Two rounds of repurchases in 2012
Member survey score	10%	3.00	3.20	3.40	3.35

(1)
In accordance with the Annual Executive Plan, certain transactions with an impact on retained earnings greater than $10 million will be reviewed for their impact on incentive compensation payments. There were no adjustments made to retained earnings in 2012 for purposes of measuring attainment of the goal.

As indicated in the table above, with the exception of one measure, all performance measures for 2012 exceeded the target level of performance, resulting in an overall annual compensation award of 30% of base salary for our executive officers.
The following table provides the total award opportunity range for the named executive officers for 2012 under the Annual Executive Plan as a percentage of base salary and the payouts based on 2012 achievement of bank-wide performance measures, including as a percentage of base salary.

	Annual Executive Plan Seattle Bank Performance (% Award Opportunities)			Payout (1)
Named Executive Officer	Threshold	Target	Superior	% Base Salary	Award Amount (2)
(in dollars, except percentages)
Michael L. Wilson	10%	20%	35%	30%	$158,144
Vincent L. Beatty	10%	20%	35%	30%	98,884
Mike E. Brandeberry	10%	20%	35%	30%	76,478
Christina J. Gehrke	10%	20%	35%	30%	85,543
John F. Stewart	10%	20%	35%	30%	72,486

(1)	No reductions related to Other Key Objectives were recognized for any of the payout amounts and all named executive officers received satisfactory performance ratings for 2012.
(2)
Payment of earned plan awards to executive officers is deferred until the Seattle Bank meets and maintains for a six-month period the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement, subject to Finance Agency non-objection to the award amounts. Earned plan awards for 2012 were paid to the named executive officers on February 28, 2013.

Long-Term Cash-Based Incentive Compensation Plan
In 2011, our long-term cash-based incentive compensation plan was substantially revised and renamed the Bank Incentive Compensation Plan—Long-Term Executive Plan (Long-Term Executive Plan). The Long-Term Executive Plan is designed to motivate and retain executive talent by providing a competitive total cash compensation package relative to the market and to reward executive officers for achievement of bank-wide performance measures over a three-year performance period. Each performance period under the Long-Term Executive Plan begins on January 1 of a year and continues for three consecutive years. Award opportunities under our Long-Term Executive Plan are calculated as a percentage of an executive's annual base salary at the beginning of the performance period.
Performance measures at threshold, target, and superior levels for the 2012-2014 performance period under the Long-Term Executive Plan are as follows:

•	Threshold - having the ability to repurchase stock (i.e., the stock transaction is initiated by the Seattle Bank at its discretion).

•	Target - having the ability to redeem stock (i.e., the stock transaction is initiated at the request of a shareholder and occurs upon expiration of the applicable statutory redemption period).

•	Superior - having the ability to pay a dividend.
At the end of the three-year performance period, achievement of the performance measures is evaluated against threshold, target, or superior achievement levels. The Board and the GC Committee have the discretion to reduce plan awards for all or selected individuals in the event that the Other Key Objectives (which are the same as those applicable under the Annual Executive Plan) are not satisfactorily achieved during the performance period or if an unsafe or unsound practice or condition is identified by the Finance Agency. No awards are paid out until after the three-year performance period has ended and the Board has approved the final payout amount, subject to Finance Agency non-objection. In addition, payment of earned plan awards to executive officers will be deferred, up to a maximum of three years from the deferral date, until the Seattle Bank meets and maintains for a six-month period the financial performance thresholds for capital stock redemption, as prescribed in the Consent Arrangement.
In order to receive a plan award, a participating executive officer generally must remain in the employ of the Seattle Bank until the pay period in which the applicable plan awards are paid (including any deferral period, as applicable) and achieve satisfactory individual performance over the performance period. Satisfactory individual performance is assessed against the same criteria applicable to executives under the Annual Executive Plan. Unless otherwise deferred, the incentive plan payments are generally paid in February of the year following the end of the performance period. In the event that the Seattle Bank is merged with another FHLBank at par value, the GC Committee may determine any earned amounts up to the target achievement levels as provided in the "—2012 Grants of Plan-Based Awards" table below.
Individual award opportunities as a percentage of the base salary in effect on January 1 of the 2012-2014 performance period are as follows:

	Long-Term Executive Plan Seattle Bank Performance (% Award Opportunities)
2012-2014 Performance Period	Threshold	Target	Superior
Named executive officer:
Michael L. Wilson *	20%	40%	60%
Vincent L. Beatty	15%	30%	45%
Mike E. Brandeberry	15%	30%	45%
Christina J. Gehrke	15%	30%	45%
John F. Stewart	15%	30%	45%

*	2012 award will be pro-rated for Mr. Wilson's January 30, 2012 hire date.
Since a new performance period may be established each year, participants may participate in overlapping performance periods at one time. In connection with the Seattle Bank's restructuring of its incentive compensation program in 2010, executive officers were not eligible to participate in a long-term incentive compensation plan for the 2010-2012 performance period and accordingly, no long-term incentive amounts were paid, or will be paid, to executive officers for such performance period. A 2011-2013 performance period is currently in progress with the same performance measures and individual award opportunities that apply to the 2012-2014 performance period.

Because no award is determined under the long-term incentive plan until the end of an applicable three-year performance period, awards for performance in a particular year are not applicable. The final award for the 2011-2013 and 2012-2014 performance periods will not be finalized until after December 31, 2013 and December 31, 2014. Further, such awards are subject to reductions due to Other Key Objectives, potential deferral periods, and Finance Agency non-objection. As a result, these amounts are not included in the "—2012 Summary Compensation Table" below.
Business Risk Assessment
The Seattle Bank believes it does not utilize compensation policies or practices that induce our executive officers and other employees to take unacceptable levels of business risk for the purpose of increasing the executives' incentive plan awards at the expense of member interests. The GC Committee believes that the plan designs are conservative in this respect and, together with the other elements of compensation, provide checks and balances that lead to executive incentives being fully consistent with member interests, sound risk management, and the preservation of the par value of the Seattle Bank’s capital stock. In addition, the annual and long-term executive incentive plans have included and will continue to provide that, should the Finance Agency identify an unsafe or unsound practice or condition at the Seattle Bank (and depending upon the severity of the practice or condition), a named executive officer may receive no or a limited portion of his or her award otherwise earned under the plans. The Board, in its sole discretion, may consider mitigating factors to approve such awards. To mitigate unnecessary or excessive risk taking by executive management, the Seattle Bank's executive incentive plans also contain performance thresholds that are dependent on transactions throughout the Seattle Bank, and that cannot be altered by any one individual. In addition, the Board and the GC Committee each may exercise negative discretion in awarding amounts under the plans. As a result, the Seattle Bank believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the financial condition, results of operations, or cash flows of the Seattle Bank.
Retirement Plan Benefits
The Seattle Bank offers its employees, including its named executive officers, participation in one of three retirement plans, depending upon the employee’s start date. For the plan year 2011-2012, the Seattle Bank did not meet the minimum coverage requirement for the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan) and, accordingly, in order to correct this condition, re-opened enrollment in the Pentegra DB Plan for those Seattle Bank employees hired during calendar year 2004. Employees who started at the Seattle Bank prior to January 1, 2005, or who were hired/rehired on or after January 1, 2005 and previously participated in the Pentegra DB Plan, are now eligible to participate in the Pentegra DB Plan.
Employees whose employment began on or after January 1, 2005, and who did not previously participate in the Pentegra DB Plan, are eligible to participate in the 401(k) Contribution Plus Savings Plan (CP Plan) or, if approved by the GC Committee, the Executive Supplemental Retirement Plan (SERP). We also offer all employees, including our named executive officers, a defined contribution or 401(k) plan, which is separate from the CP Plan. We match employee contributions to the 401(k) plan in increasing percentages based on years of service. Our retirement plans are designed to complement the cash-based compensation so that we are able to offer our employees, including our named executive officers, a fair and competitive compensation package. In addition, we offer certain executive officers, including our named executive officers, supplemental retirement plans that coordinate with the defined benefit and defined contribution plans described above.
As a result of the change in the Pentegra DB Plan enrollment eligibility date, Mr. Beatty became eligible to participate in the Pentegra DB Plan and, as a result, was transferred from the SERP to the Pentegra DB Plan with a retroactive effective date of July 1, 2011. With the transfer of Mr. Beatty to the Pentegra DB Plan, his previous benefits under the SERP have been transferred to the Federal Home Loan Bank of Seattle Retirement Fund Benefit Equalization Plan (Retirement BEP) in order that this transfer results in a neutral economic effect to both Mr. Beatty and the Seattle Bank.
In addition to the Pentegra DB Plan, Messrs. Wilson and Beatty and Ms. Gehrke participate in the Retirement BEP, a non-qualified defined-benefit pension plan. Because Messrs. Brandeberry and Stewart joined the Seattle Bank after January 1, 2005 and did not previously participate in the Pentegra DB Plan, following approval by the GC Committee, they participate in the SERP, a plan that provides retirement plan benefits equivalent to the combination of the Pentegra DB Plan and Retirement BEP.
The Retirement BEP and the SERP preserve and restore the full pension benefits for their participants that, due to certain limitations under the Internal Revenue Code (IRC), are not payable under the Pentegra DB Plan. Without these supplemental plans, these executives would receive lower percentages of replacement income during retirement than other employees who participate in the Pentegra DB Plan. This supplemental benefit is consistent with market levels and practices. Additional information regarding these plans and the present value of the related accumulated benefits are disclosed in the “—2012 Pension Benefits” section described below.

Deferred Compensation Plan
Our named executive officers who meet the base compensation IRC threshold are eligible to participate in the Federal Home Loan Bank of Seattle Thrift Plan Benefit Equalization Plan (Thrift BEP). The Thrift BEP provides eligible executives with an opportunity to defer into a bookkeeping account up to 25% of their base salary and annual incentive compensation plus receive employer matching contributions. Each account is also credited with notional earnings based on the performance of the investments selected by the participant from the pool of investment choices offered under the 401(k) plan. The Thrift BEP is intended to allow the participants to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the IRC contribution limitations for 401(k) plans. The Thrift BEP reflects our commitment to our executives to preserve and restore the full benefits, that, due to certain limitations under the IRC, are not payable under our 401(k) plan, and is consistent with market practice. Additional information regarding the Thrift BEP, including current balances under the Thrift BEP, is disclosed in the “—2012 Non-Qualified Deferred Compensation” table and accompanying narrative.
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
In addition, pursuant to Mr. Wilson's employment agreement with the Seattle Bank (see below in the "—Employment Agreement with Mr. Wilson"), Mr. Wilson receives the following perquisites: annual dues of $2,000 paid for an athletic club membership, financial planning services up to $3,500 per year, paid monthly parking, and a company car allowance of $750 per month.
Severance
We provide reasonable severance benefits to eligible employees through a Board-approved policy. Our severance policy is designed to help bridge the gap in employment for eligible employees until other employment is found. If eligibility conditions are met, the Board-approved severance policy will provide benefits to all of our officers, including our named executive officers. These severance benefits are described in more detail in the section entitled “—Potential Payments Upon Termination or Change in Control” below. In addition, the Board may, in its discretion, approve severance benefits to an executive officer, under certain circumstances, in the event of termination of his or her employment. The Seattle Bank does not provide a “gross up” benefit with respect to any severance. Mr. Wilson, our president and chief executive officer, has severance terms in his employment agreement that are described in the "—Employment Agreement with Mr. Wilson" section below. No other named executive officers have employment or severance agreements with the Seattle Bank.

Governance and Compensation Committee Report
The GC Committee of the Board has reviewed and discussed the CD&A for the fiscal year 2012 with management, and based on that review and discussion, the GC Committee recommended to the Board that the CD&A be included in the Seattle Bank’s 2012 Annual Report on Form 10-K.
Governance and Compensation Committee

Cynthia A. Parker, Chair
David F. Wilson, Vice Chair
Marianne M. Emerson
William V. Humphreys
Russell J. Lau
Michael W. McGowan

Compensation Tables
The following tables and accompanying narrative provide a summary of cash and certain other amounts that the Seattle Bank paid to or were earned by our named executive officers for the years ended December 31, 2012, 2011, and 2010, as applicable. It is important to read the following tables closely and in conjunction with the “—Compensation Discussion and Analysis" above. The narrative and footnotes accompanying each table are integral parts of each table.
2012 Summary Compensation Table
The following table sets forth compensation earned in the year reported by our named executive officers. Annual compensation includes amounts deferred at the election of the named executive officers.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1) (2)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (3)		All Other Compensation (4)		Total
(in dollars)
Michael L. Wilson (5)	2012	$526,885	$—	$158,144	$246,000	(6)	$119,587	(7)	$1,050,616
President and
Chief Executive Officer
Vincent L. Beatty	2012	329,450	—	98,884	166,656	(8)	28,416		623,406
Senior Vice President,	2011	301,637	—	46,150	193,687		17,540		559,014
Chief Financial Officer	2010	280,637	—	—	48,203		16,838		345,678
Mike E. Brandeberry	2012	254,798	—	76,478	108,407		13,232		452,915
Senior Vice President,	2011	239,798	—	36,689	89,797		5,875		372,159
Chief Counsel and	2010	186,946	—	37,389	—		—		224,335
Corporate Secretary
Christina J. Gehrke	2012	285,000	—	85,543	214,072		24,387		609,002
Senior Vice President,	2011	270,963	—	41,457	215,020		20,765		548,205
Chief Accounting and	2010	270,963	—	—	99,952		16,376		387,291
Administrative Officer
John F. Stewart	2012	241,500	—	72,486	51,048		9,026		374,060
Senior Vice President,	2011	230,000	—	35,190	39,780		—		304,970
Chief Risk Officer	2010	103,093	—	—	—		—		103,093

(1)	Amounts reported for 2012 represent amounts earned under the Annual Executive Plan, as described in the CD&A above.
(2)
Actual payment of earned plan awards to executive officers is deferred until the Seattle Bank meets and maintains for a six-month period the financial performance thresholds for capital stock repurchase, as prescribed in the Consent Arrangement, subject to Finance Agency non-objection to the award amounts. Earned plan awards for 2012 were paid to the named executive officers on February 28, 2013.

(3)
Represents the change in the actuarial present value of accumulated pension benefits for the Pentegra DB Plan, the Retirement BEP, and the SERP, as applicable. No above-market or preferential earnings are paid on non-qualified deferred compensation earnings in the Thrift BEP.

(4)
Represents contributions by the Seattle Bank to the 401(k) and Thrift BEP defined contribution plans, if applicable, as well as any reportable perquisites for the named executive officers. With the exception of Mr. Wilson, the total value of all perquisites to a named executive officer in 2012 did not exceed $10,000, and therefore, no amount is reported above for perquisites for such individuals.

(5)	Michael L. Wilson joined the Seattle Bank on January 30, 2012.
(6)	Mr. Wilson initially joined the Retirement BEP on January 30, 2012, with a balance of zero.
(7)
This amount includes $18,525 of company contributions to Mr. Wilson’s 401(k) and Thrift BEP, $8,250 car allowance, $4,800 in office parking, and $2,028 in athletic club membership dues. In addition, this amount includes relocation benefits, which are part of Mr. Wilson's employment terms. In 2012, his relocation benefits totaled $85,984.

(8)
Mr. Beatty became retroactively eligible to participate in the Pentegra DB Plan, effective July 1, 2011. In order to keep this change a neutral economic effect to both Mr. Beatty and the Seattle Bank, his participation in the Retirement BEP corresponded to that same date, and his participation in the SERP ended with his participation in the Pentegra DB Plan. Previously accrued benefits in the SERP were transferred to the Retirement BEP upon Mr. Beatty's eligibility for the Pentegra DB Plan.

2012 Grants of Plan-Based Awards
The following table provides information about incentive amounts that our named executive officers could earn for 2012 under the Annual Executive Plan. The table also discloses the total estimated awards that may be earned under the Long-Term Executive Plan for the 2012-2014 performance period.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold	Target	Superior
(in dollars)
Michael L. Wilson	Annual Executive Plan	$52,688	$105,377	$184,410
	Long-Term Executive Plan	114,000	228,000	342,000
Vincent L. Beatty	Annual Executive Plan	32,945	65,890	115,308
	Long-Term Executive Plan	42,096	84,191	126,287
Mike E. Brandeberry	Annual Executive Plan	25,480	50,960	89,179
	Long-Term Executive Plan	35,250	70,500	105,750
Christina J. Gehrke	Annual Executive Plan	28,500	57,000	99,750
	Long-Term Executive Plan	40,644	81,289	121,933
John F. Stewart	Annual Executive Plan	24,150	48,300	84,525
	Long-Term Executive Plan	34,500	69,000	103,500

Employment Agreement with Michael L. Wilson
In January 2012, we entered into an employment agreement with Michael L. Wilson, our president and chief executive officer, effective as of January 30, 2012. The initial term of the employment agreement is for two years, which can be automatically extended for successive one-year periods, unless Mr. Wilson or the Seattle Bank provides timely notice of non-extension. The employment agreement provides for an annual base salary of $570,000, unless decreased as part of a cost reduction plan applicable to the Seattle Bank's senior executive officers. Mr. Wilson is eligible to participate in the Seattle Bank's annual and long-term executive incentive compensation programs. He is also eligible to participate in the Pentegra DB Plan (due to having been a plan participant since 1994), the Retirement BEP, and the Thrift BEP.
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
If Mr. Wilson's employment is terminated by the Seattle Bank for cause or Mr. Wilson terminates employment without good reason, he is entitled to receive (1) his base salary through the date of termination, (2) accrued but unpaid awards under the incentive compensation plans in accordance with the terms of such plans, (3) accrued but unused vacation time, and (4) other vested benefits under the terms of the Seattle Bank's employee benefit plans (collectively, (1)-(4) are referred to as Accrued Obligations).
If Mr. Wilson's employment is terminated by the Seattle Bank without cause or by Mr. Wilson for good reason, he is entitled to receive (1) the Accrued Obligations, (2) severance pay equal to one times his then-current base salary, and (3) Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months. In the event of Mr. Wilson's termination of employment without cause or by Mr. Wilson for good reason within 12 months following a change in control, Mr. Wilson is entitled to the immediately foregoing benefits, except that severance pay will be equal to two times his then-current base salary. The foregoing payments are conditional on Mr. Wilson's execution of a release of claims against the Seattle Bank in a form reasonably acceptable to the Seattle Bank. In the event of Mr. Wilson's termination of employment due to disability, he is entitled to the Accrued Obligations plus Seattle Bank-paid premiums for medical and dental insurance coverage for 18 months, subject to Mr. Wilson's execution of a release of claims.
For purposes of Mr. Wilson's employment agreement, "cause" generally means the executive officer's: (i) conviction of (or plea of guilty or nolo contendere to) a felony or any crime involving dishonesty or fraud; (ii) commission of willful acts of misconduct that materially impair the goodwill or business of the Seattle Bank or cause material damage to its property, goodwill, or business, monetarily, or otherwise; (iii) willful breach of his representation in the employment agreement that he is not bound by any restrictive covenants or obligations that would prevent, restrict, hinder, or interfere with his acceptance of employment or the performance of his duties thereunder; (iv) willful and continued failure to perform his material duties; (v) failure or refusal to comply with the lawful and valid directives of the Board (so long as such directives are not inconsistent with the executive officer's position and duties); and (vi) willful violation of any written material policies of the Seattle Bank to the extent such acts would provide grounds for termination of other employees of the Seattle Bank.
For purposes of Mr. Wilson's employment agreement, "good reason" generally means the executive officer's timely notice to the Seattle Bank of any of the following: (i) the assignment to the executive officer of ongoing duties that are materially and adversely inconsistent with his position; (ii) any material diminution in his authority or responsibilities; (iii) a material reduction in the executive officer's base salary or bonus opportunity, unless part of a cost reduction plan applicable to the Seattle Bank's other senior executive officers; (iv) a material change in the geographic location in which the executive officer is required to perform services; or (v) a material breach of the employment agreement by the Seattle Bank.
Mr. Wilson also agreed in his employment agreement not to disclose confidential information about the Seattle Bank and, for a two-year period following a termination of employment, not to solicit certain employees of the Seattle Bank to terminate their employment with the Seattle Bank.
No other named executive officer has an employment agreement with us.
2012 Pension Benefits
The following table provides information for each of our named executive officers regarding the actuarial present value payable as of December 31, 2012 to each named executive officer upon the attainment of normal retirement age (age 65) with the years of credited service completed by the named executive officers under the Pentegra DB Plan, the Retirement BEP, and the SERP as of December 31, 2012. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in our financial statements.

Name	Plan Name (1)	Number of Years Credited Service (2)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
(in dollars, except years)
Michael L. Wilson	Pentegra DB Plan	18.0	$1,027,000	$—
	Retirement BEP	1.0	75,000	—
Vincent L. Beatty	Pentegra DB Plan	1.5	87,000	—
	Retirement BEP	8.4	571,000	—
Mike E. Brandeberry	SERP	2.5	227,000	—
Christina J. Gehrke	Pentegra DB Plan	14.4	700,000	—
	Retirement BEP	14.4	165,000	—
John F. Stewart	SERP	2.3	98,000	—

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

(2)
For the purposes of calculating the Retirement BEP and SERP balances for our named executive officers, we use years of credited service to determine the present value of accumulated benefit balance. Mr. Wilson was entitled to carry his years of credited service at other employers that participate in the Pentegra DB Plan over to the Seattle Bank's Pentegra DB Plan. For SERP participants, years of credited service are determined based on what the years of credited service would have been had the SERP participants been eligible to join the Pentegra DB Plan. Mr. Wilson joined the Retirement BEP in January 2012. Mr. Beatty joined the SERP in August 2004 and was transferred to the Pentegra DB Plan and Retirement BEP effective July 1, 2011. Ms. Gehrke joined the Retirement BEP in January 2008. Mr. Brandeberry joined the SERP in June 2010. Mr. Stewart joined the SERP in March 2011.

Pentegra DB Plan
We are a participating employer in the Pentegra DB Plan, a tax-qualified, multiple-employer defined-benefit pension plan. Prior to November 2012, only employees who were hired by us prior to January 1, 2004, or who were hired/rehired after January 1, 2004 and previously participated in the Pentegra DB Plan were eligible to participate in the Pentegra DB Plan. Of our current named executive officers, only Mr. Wilson and Ms. Gehrke were eligible to participate in this plan under its original terms. For the plan year 2011-2012, the Seattle Bank did not meet the minimum coverage requirement for the Pentegra DB Plan and, therefore, in order to correct this condition, enrollment in the Pentegra DB Plan was re-opened for those Seattle Bank employees hired during calendar year 2004. As a result of this change, Mr. Beatty became eligible to participate in the Pentegra DB Plan and, as a result, was transferred from the SERP to the Pentegra DB Plan with a retroactive effective date of July 1, 2011. With the transfer of Mr. Beatty to the Pentegra DB Plan, his previous benefits under the SERP have been transferred to the Retirement BEP in order that this transfer results in a neutral effect to both Mr. Beatty and the Seattle Bank.

The Pentegra DB Plan provides a normal retirement benefit equal to 2.5% of the participant’s average annual compensation for the three highest consecutive years during the participant's years of credited service, multiplied by the participant’s years of credited service, subject to certain limitations and vesting provisions. Compensation is defined as base salary plus overtime and bonuses, subject to the IRC compensation limit. The IRC annual compensation limit was $245,000 for the plan year beginning July 1, 2011 and ending June 30, 2012 and increased to $250,000 for the plan year beginning July 1, 2012 and ending June 30, 2013. This limit will increase to $255,000 for the plan year beginning July 1, 2013 and ending June 30, 2014. The IRC also limits the amount of benefits that can be paid to any participant under the Pentegra DB Plan; however, Messrs. Wilson and Beatty and Ms. Gehrke have not accrued benefits in excess of that limit.
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
Retirement BEP
The Retirement BEP is a non-qualified defined-benefit pension plan that provides eligible executives whose benefits under the Pentegra DB Plan are limited by the IRC limits, including the annual compensation limit, with a supplemental pension benefit. This supplemental benefit is equal to the benefit that would have been paid from the Pentegra DB Plan in the absence of the IRC limits, less the amount that the executive actually receives from the Pentegra DB Plan. In calculating the amount of the supplemental benefit, any salary deferred by the executive under the Thrift BEP (see discussion below) is treated as compensation. The GC Committee determines which executive officers are eligible to participate in the Retirement BEP. Of the current named executive officers, Messrs. Wilson and Beatty and Ms. Gehrke participated in the Retirement BEP as of December 31, 2012.
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
Because the Retirement BEP is a non-qualified plan, Retirement BEP benefits do not receive the same tax treatment and funding protection as do benefits under the Pentegra DB Plan, and our obligations under the Retirement BEP are general obligations of ours. Benefits under the Retirement BEP are maintained and distributed from a rabbi trust established to segregate these assets from our other assets.
In the case of Mr. Beatty's enrollment in the Pentegra DB Plan, effective July 1, 2011, his previously accrued benefits under the SERP were transferred to the Retirement BEP so that both current and future benefits would be coordinated.
SERP
The SERP was implemented on January 1, 2007 to provide benefits to certain executives who are not eligible to participate in the Pentegra DB Plan. The GC Committee determines which executive officers are eligible to participate in the SERP, provided that only officers who are not eligible to participate in the Pentegra DB Plan because they were hired on or after January 1, 2005 and never participated in the Pentegra DB Plan while employed with another employer can participate. Of the current named executive officers, Messrs. Brandeberry and Stewart participated in the SERP as of December 31, 2012. Mr. Beatty participated in the SERP until his transfer to the Pentegra DB Plan with a retroactive effective date of July 1, 2011.
Benefits under the SERP are calculated using the same formula used by the Pentegra DB Plan, except that limitations imposed by IRC Sections 401(a)(17) and 415 are disregarded. The Board has the authority to amend this formula for purposes of the SERP, but has not done so. SERP benefits are subject to the same graduated vesting schedule as are benefits under the Pentegra DB Plan. A participant’s SERP benefits will be paid or commence to be paid upon the participant’s retirement or other termination of employment, in the form elected by the participant. If the participant fails to elect a form of payment, then the participant’s SERP benefits will be paid in the normal form. The normal and alternative payment forms are generally the same as those available under the Pentegra DB Plan.
If a participant dies before SERP benefit payments start, the participant’s designated beneficiary will be entitled to a death benefit equal to 12 times the annual benefit the participant would have received if he or she had retired or terminated prior to his or her death and received SERP benefits in the form of a single life annuity plus death benefit.
Because the SERP is a non-qualified plan, SERP benefits do not receive the same tax treatment and funding protection as do benefits under the Pentegra DB Plan, and our obligations under the SERP are general obligations of ours. Benefits under the SERP are maintained and distributed from a rabbi trust established to segregate these assets from our other assets.

Additional Pension Benefits
In addition to the benefits shown in the “—2012 Pension Benefits” table above, at the end of each calendar year, beginning with the calendar year in which the executive officer attains age 66 or, if later, the calendar year in which the executive officer begins receiving retirement benefits under the Pentegra DB Plan, each executive officer who was a participant in the Pentegra DB Plan will receive an additional lump sum benefit under the Pentegra DB Plan equal to 1% of his or her annual retirement benefit multiplied by the number of years from the calendar year in which the executive officer attained age 65 to the calendar year in which such increment is payable. This incremental benefit will continue to the executive officer’s surviving contingent annuitant following the executive officer’s death, if the executive officer elected an optional form of payment with a contingent annuitant benefit. Executive officers participating in the Retirement BEP and SERP will not be paid an additional post-retirement increase each year after attaining age 66, but will instead receive an actuarial equivalent post-retirement increment built into their lump-sum payout or annuity payments.
2012 Non-Qualified Deferred Compensation
The following table provides information for our named executive officers regarding aggregate contributions by the named executive officer and by the Seattle Bank, aggregate earnings for 2012, and year-end account balances under the Thrift BEP, which is a non-qualified deferred compensation plan. Mr. Stewart became eligible to participate in the Thrift BEP effective January 1, 2013 and, as such, is not included in the table below.

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year (2)	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance as of December 31, 2012 (3)
(in dollars)
Michael L. Wilson	$3,325	$2,850	$—	$—	$6,175
Vincent L. Beatty	2,212	—	5,822	—	41,263
Mike E. Brandeberry	1,250	1,250	18	—	2,518
Christina J. Gehrke	17,100	4,988	39,766	—	334,620

(1)
The amounts reported in this column reflect the elective deferrals made by the named executive officers of base salary earned for 2012. These amounts are included in the compensation reported in the Salary column of the "2012 Summary Compensation Table."

(2)
The amounts reported in this column reflect matching contributions made by the Seattle Bank in 2012 for 2012 contributions. These amounts are included in the All Other Compensation column of the "2012 Summary Compensation Table."

(3)
Of the amounts in this column, the following amounts, which reflect employee and employer contributions to the plan, have also been reported in the "2012 Summary Compensation Table" for 2012, 2011, and 2010:

Name	Reported for 2012	Previously Reported for 2011	Previously Reported for 2010
(in dollars)
Michael L. Wilson	$6,175	$—	$—
Vincent L. Beatty	2,212	3,508	4,292
Mike E. Brandeberry	2,500	—	—
Christina J. Gehrke	22,088	29,553	33,117

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
The GC Committee determines which executive officers are eligible to participate in the Thrift BEP.

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
Because the Thrift BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection as apply to our 401(k) plan, and our obligations under the Thrift BEP are general obligations of ours. The employee contribution, employer match, and pro forma earnings on the employee contributions are maintained in a rabbi trust established to segregate these assets from our other assets.
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
Under the terms of his employment agreement, Mr. Wilson is also entitled to certain severance payments for termination without cause, for good reason, or due to a change of control, as described in "—Employment Agreement with Mr. Wilson."
2012 Post-Employment Compensation
The following table provides post-employment compensation information for each of our named executive officers, assuming an involuntary termination without cause or a change in control as of December 31, 2012. We do not offer post-employment compensation to our named executive officers for voluntary termination, termination for cause, or early retirement or normal retirement (other than normal retirement benefits under the Pentegra DB Plan, Retirement BEP, and SERP, as described in “—2012 Pension Benefits” and payments under the Thrift BEP described in “—2012 Non-Qualified Deferred Compensation”).

To the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period as specified in the Long-Term Executive Plan, earned amounts may be determined and payable up to the target achievement level. Our named executive officers would not receive any other amounts or special benefits without specific Board action. We do not tax adjust post-employment compensation.

	Post-Employment Benefit
Named Executive Officer	Months of Severance	Severance	Incentive Compensation (1)	Months of Health & Welfare	Health & Welfare	Out-placement	Total
(in dollars, except months)
Involuntary termination without cause:
Michael L. Wilson (1)	12.0	$570,000	$—	18.0	$33,890	$—	$603,890
Vincent L. Beatty	4.0	98,333	—	4.0	8,267	5,000	111,600
Mike E. Brandeberry	2.0	41,667	—	2.0	2,700	5,000	49,367
Christina J. Gehrke	7.0	166,250	—	7.0	13,179	5,000	184,429
John F. Stewart	2.0	40,250	—	2.0	3,766	5,000	49,016
Termination in a change of control/merger:
Michael L. Wilson (1)	24.0	1,140,000	69,667	18.0	33,890	—	1,243,557
Vincent L. Beatty	4.0	98,333	28,064	4.0	8,267	5,000	139,664
Mike E. Brandeberry	2.0	41,667	23,500	2.0	2,700	5,000	72,867
Christina J. Gehrke	7.0	166,250	27,096	7.0	13,179	5,000	211,525
John F. Stewart	2.0	40,250	23,000	2.0	3,766	5,000	72,016

(1)
Under the Long-Term Executive Plan, to the extent the Seattle Bank merges with another FHLBank at par value prior to completion of a performance period, earned amounts may be determined and payable up to target achievement.

(2)
Under the terms of Mr. Wilson's employment agreement, in the case of termination due to disability he is entitled to receive 18 months of health and welfare benefits. See "—Employment Agreement with Mr. Wilson" above.

Director Compensation
2012 Compensation
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
In connection with setting director compensation, the Council of Federal Home Loan Banks retained McLagan in 2010 to review and recommend director compensation pay levels and pay structures for the FHLBanks. The study included separate analyses of director compensation for small, medium, and large asset-sized commercial banks, Fannie Mae, Freddie Mac, and the Office of Finance. The study recommended setting baseline annual compensation per director at between $75,000 and $85,000, which is slightly above the median level of the small and medium asset-sized commercial bank benchmarks, with higher compensation for the chairman of the board (between $100,000 and $125,000), and vice chair and committee chair positions (between $85,000 and $100,000). Although the recommendation was approved by the Council of Federal Home Loan Banks, our Board did not adopt the study's recommendations. For 2012, the Board elected to maintain director fees at the same levels applicable to each of the three previous years. This decision was made in light of the Seattle Bank's financial condition.
In 2012, the Seattle Bank's director compensation policy was revised to provide for payment of director fees on a quarterly basis, rather than on a monthly basis, subject to the GC Committee’s periodic review of attendance and performance. In consultation with the chairman of the board, if a director's attendance does not meet the attendance expectations set forth in the policy, including attending no less than 75% of Board and Board committee meetings in a calendar year, the GC Committee will refer the matter to the Board with a recommendation to discontinue quarterly payments or to continue quarterly payments along with the basis for its recommendation. The Board will make the final determination. In 2012, all directors satisfied the attendance expectations set forth in the policy.

The director compensation amounts for 2012 are set forth in the table below.

Board Position	Quarterly Compensation	Annual Compensation
(in dollars)
Chair	$15,000	$60,000
Vice chair	13,750	55,000
Audit and Compliance Committee chair	13,750	55,000
Other committee chair	13,050	52,200
Director	11,250	45,000

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
In addition, during 2012, each director was eligible for reimbursement of approximately $1,000 to attend director training. Directors also were reimbursed for reasonable Seattle Bank-related travel expenses. We paid total director fees of $680,000 and reimbursed training and travel expenses of $202,000 for the year ended December 31, 2012. In addition, for the year ended December 31, 2012, we incurred fees of $6,000 with Moss Adams LLP for tax preparation services related to our directors' business and occupation taxes. We also paid our directors' business and occupation taxes, totaling $4,000 for all directors, for the year ended December 31, 2012.
2012 Director Compensation Table
The following table sets forth the compensation earned by our directors who provided services to us as directors during the year ended December 31, 2012, including amounts deferred at the election of the directors.

Name	Fees Earned or Paid in Cash	Total
(in dollars)
William V. Humphreys	$60,000	$60,000
Craig E. Dahl	55,000	55,000
Les AuCoin	45,000	45,000
David P. Bobbitt (1)	29,032	29,032
Marianne M. Emerson	45,000	45,000
David J. Ferries	45,000	45,000
Russell J. Lau	52,200	52,200
James G. Livingston	45,000	45,000
Michael W. McGowan	45,000	45,000
Cynthia A. Parker	45,000	45,000
Park Price (2)	16,385	16,385
Donald V. Rhodes	52,200	52,200
Jack T. Riggs, M.D.	45,000	45,000
David F. Wilson	45,000	45,000
Gordon Zimmerman	55,000	55,000

(1)	Mr. Bobbitt was appointed by the Board in May 2012, to fill the director position vacated by Mr. Price.
(2)	Mr. Price resigned from the Board effective April 5, 2012.

2013 Compensation
In November 2012, the Board reviewed the following reports: the 2010 Directors Compensation Analysis conducted by McLagan in 2010 on behalf of the Council of Federal Home Loan Banks, the 2011-2012 Director Compensation Report conducted by Pearl Meyer and Partners, a global compensation consulting firm, for the National Association of Corporate Directors, and the 2011-2012 Survey of Board Compensation Practices of 600 Mid-Market Public Companies conducted by BDO, a global compensation consulting firm, to determine competitive director compensation practices. The Board then reviewed the director compensation practices at the other 11 FHLBanks. Following that review, the Board amended its director compensation policy to increase the annual compensation levels for 2013, the first increase in director compensation since 2008. The revised amounts satisfy the standards of the implementing regulations described above for director compensation and, therefore, are deemed to be approved by the Finance Agency. The revised compensation schedule is set forth in the table below.

Board Position	Quarterly Compensation	Annual Compensation
(in dollars)
Chair	$17,500	$70,000
Vice chair	16,250	65,000
Audit and Compliance Committee chair	16,250	65,000
Other committee chair	15,000	60,000
Director	13,750	55,000

Appendix A - Companies Included in the Composite Compensation Survey Provided by McLagan

ABN AMRO Securities (USA) LLC	Commerzbank	HSBC	Sallie Mae
AIB Capital Markets	Crédit Agricole CIB	ING	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Ally Financial Inc.	Credit Industriel et Commercial	JP Morgan	Societe Generale
Australia & New Zealand Banking Group	Dexia	KBC Bank	Standard Bank
Banco Bilbao Vizcaya Argentaria	DnB NOR Markets, Inc.	KeyCorp	Standard Chartered Bank
Banco Santander	DVB Bank	Landesbank Baden‐Wuerttemberg	Sumitomo Mitsui Banking Corporation
Bank Hapoalim	Espirito Santo Investment	Lloyds Banking Group	Sun National Bank
Bank of America	Fannie Mae	M&T Bank Corporation	SunTrust Banks
Bank of China	Federal Home Loan Bank of Atlanta	Macquarie Bank	SVB Financial Group
Bank of the West	Federal Home Loan Bank of Boston	Mercantil Commercebank, N.A.	TD Ameritrade
Bank of Tokyo ‐ Mitsubishi UFJ	Federal Home Loan Bank of Chicago	MetLife Bank	TD Securities
Bayerische Landesbank	Federal Home Loan Bank of Cincinnati	MF Global Inc.	The Bank of Nova Scotia
BBVA Compass	Federal Home Loan Bank of Dallas	Mitsubishi Securities	The CIT Group
BMO Financial Group	Federal Home Loan Bank of Des Moines	Mitsubishi UFJ Trust & Banking Corporation - USA	The Norinchukin Bank, New York Branch
BNP Paribas	Federal Home Loan Bank of Indianapolis	Mizuho Capital Markets	The Private Bank
BOK Financial Corporation	Federal Home Loan Bank of New York	Mizuho Corporate Bank, Ltd.	The Sumitomo Trust & Banking Co., (USA)
Branch Banking & Trust Co.	Federal Home Loan Bank of Pittsburgh	National Australia Bank	The Sumitomo Trust & Banking Co., Ltd.
Capital One	Federal Home Loan Bank of San Francisco	Natixis	UniCredit
China Construction Bank	Federal Home Loan Bank of Seattle	Nord/LB	Union Bank, N.A.
China Merchants Bank	Federal Home Loan Bank of Topeka	PNC Bank	United Bank for Africa Plc
CIBC World Markets	Fifth Third Bank	Rabobank Nederland	Webster Bank
Citigroup	First Midwest Bank	RBS GBM	Wells Fargo Bank
City National Bank	First Tennessee Bank/ First Horizon	RBS/Citizens Bank	WestLB
Comerica	Freddie Mac	Regions Financial Corporation	Westpac Banking Corporation
	GE Capital	Royal Bank of Scotland	Zions Bancorporation

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Seattle Bank is a member-owned financial cooperative. All of our capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a nonmember). As of December 31, 2012, the Seattle Bank had 369 shareholders holding a total of 26,212,262 shares of Class B capital stock (including 11,581,816 shares of mandatorily redeemable Class B capital stock) and 1,372,449 shares of Class A capital stock (including 280,227 shares of mandatorily redeemable Class A capital stock).

Five Percent Beneficial Holders

The following table lists the shareholders that beneficially held more than 5% of our outstanding capital stock as of December 31, 2012.

Member Name	Class A Shares Held	Class B Shares Held	Percent of Total Outstanding Shares
(in shares, except percentages)
JPMorgan Chase Bank, N.A. *	77,120	7,507,824	27.5
1111 Polaris Parkway
Columbus, OH 43240
Bank of America Oregon, N.A.	—	5,918,428	21.5
121 Southwest Morrison Street
Portland, OR 97204
Washington Federal	30,673	1,492,474	5.5
425 Pike Street
Seattle, WA 98101

*	Nonmember shareholder of the Seattle Bank.

Beneficial Ownership of Members with Officers Serving as Seattle Bank Directors

Because under federal law and regulations a majority of our Board must be elected directly from our membership, our member directors are officers or directors of members that own our capital stock.

The following table presents our outstanding capital stock held by members, as of December 31, 2012, with an officer or director who served as a director of the Seattle Bank as of that date.

Institution Name and Address	Director Name	Class A Shares Held (1)	Class B Shares Held (1)	Percent of Total Outstanding Shares (1)
(in shares, except percentages)
Finance Factors, Ltd.	Russell J. Lau (2)	363	1,014,492	3.7
1164 Bishop Street, Suite 1000
Honolulu, HI 96813
Zions First National Bank	James G. Livingston	12,198	367,036	1.4
One South Main Street, Suite 200
Salt Lake City, UT 84111
Heritage Bank	Donald V. Rhodes	3,300	51,649	*
201 5th Avenue Southwest
Olympia, WA 98501
Alaska Pacific Bank	Craig E. Dahl	—	17,522	*
2094 Jordan Avenue
Juneau, AK 99801
First Federal Savings Bank	David J. Ferries	—	16,235	*
46 West Brundage Street
Sheridan, WY 82801
Community Bank, Inc.	Gordon Zimmerman	—	15,589	*
63239 U.S. Highway 93
Ronan, MT 59864
Citizens Bank	William V. Humphreys	719	9,046	*
275 Southwest Third Street
Corvallis, OR 97333
Community 1st Bank	David P. Bobbitt	—	644	*
707 North Post Street
Post Falls, ID 83854
Boeing Employees Credit Union	J. Benson Porter (3)	—	227,723	*
12770 Gateway Dr
Tukwila, Washington 98168

*	Less than 1%.
(1)	Includes all shares held directly and indirectly by subsidiaries of the named institution.
(2)	The holdings attributed to Mr. Lau include 960,217 Class B shares held by American Savings Bank, F.S.B., of which Constance Lau, Mr. Lau's wife, is the chairman of the board of directors.
(3)	Mr. Porter was elected to the Board, effective January 1, 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Seattle Bank is a member-owned financial cooperative. All of our outstanding capital stock is owned by our members, with some limited exceptions (e.g., for a period after a member is acquired by a nonmember). We conduct most of our business with members, as federal regulation generally requires us to transact business predominantly with our membership. In addition, under federal regulation, our directors are elected by and from our members. Accordingly, in the normal course of our business, we extend credit to and transact other business with members whose directors or officers (or affiliates of such persons) serve as directors of the Seattle Bank. It is our policy to extend credit to and transact other business with members having directors or officers serving on our Board (or persons who are affiliated with such persons) on terms and conditions that are no more favorable than comparable transactions with similarly situated members having no Board representation. All nonordinary course of business transactions, including those with related parties, are reviewed and approved by our Asset and Liability Management Committee under authority delegated by our president and chief executive officer and then presented for approval to the FAB Committee of the Board. See Note 18 in “Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements—Notes to Financial Statements” for discussions of transactions with our members and their affiliates.
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
Finance Agency Regulations Regarding Independence
The Finance Agency director independence standards prohibit an individual from serving as a member of the Audit and Compliance Committee if he or she has one or more disqualifying relationships with the Seattle Bank or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Seattle Bank at any time during the last five years; (2) acceptance of compensation from the Seattle Bank other than for service as a director; (3) service as a consultant, advisor, promoter, underwriter, or legal counsel for the Seattle Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years a Seattle Bank executive officer. The Board assesses the independence of each director under the Finance Agency’s independence standards regardless of whether he or she serves on the Audit and Compliance Committee. As of February 21, 2013, each of the Seattle Bank’s directors was independent under these criteria.
SEC Rules Regarding Independence
SEC rules require the Board to adopt standards to evaluate its directors’ independence. Pursuant to those rules, the Board adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors were independent, which members of the Audit and Compliance Committee and the GC Committee were not independent, and whether the Audit and Compliance Committee’s financial expert was independent under the NYSE independence standards. As of February 21, 2013, elected member directors Bobbitt, Dahl, Humphreys, Livingston, Porter and Zimmerman, and elected independent directors Emerson, Horvath, McGowan, Parker, Potiowsky, and Wilson were independent. Relationships that the Board considered in its determination of independence included: (1) the cooperative nature of the Seattle Bank, (2) the position held by the director at his or her member institution, (3) the equity position in the Seattle Bank of the director’s financial institution, and (4) the financial transactions with the Seattle Bank of the director’s financial institution. The Board determined that none of these were material relationships under the NYSE independence standards.
The Board has a standing Audit and Compliance Committee and a standing GC Committee. The Board determined that all Audit and Compliance Committee members were independent under the NYSE (as well as applicable SEC) independence standards applicable for Audit and Compliance Committee members, except for director Lau (who was not deemed independent under the NYSE independence standards) and all the GC Committee members were independent under the NYSE independence standards applicable for compensation committee members. Further, the Board determined that directors Zimmerman, Dahl, Livingston, Lau, and Parker were audit committee financial experts within the meaning of the SEC rules, and as of February 21, 2013, directors Zimmerman, Bobbitt, Dahl, Livingston, and Parker were independent under NYSE independence standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Seattle Bank for the years ended December 31, 2012 and 2011, by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

	For the Years Ended December 31,
Audit Charges	2012	2011
(dollars in thousands)
Audit fees	$840	$920
Audit-related fees	115	217
All other fees	2	2
Total	$957	$1,139

Audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered in connection with the audits and quarterly reviews of the financial statements and internal control over financial reporting of the Seattle Bank, other statutory and regulatory filings and matters, and consultations related to SEC requirements.
Audit-related fees for the years ended December 31, 2012 and 2011 were for assurance and related services and consultations with management as to the accounting treatments of specific products and transactions, as well as providing advice and support related to management's assessment of the effectiveness of internal controls affected by the Seattle Bank's outsourcing of its information technology functions.
All other fees for the years ended December 31, 2012 and 2011 were for a financial literature subscription service.
The Seattle Bank is exempt from all federal, state, and local taxation on income. No fees for tax-related services were paid for the years ended December 31, 2012 and 2011.
On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by the Seattle Bank’s independent registered public accounting firm. In addition, the chair and vice chair of the Audit and Compliance Committee have each been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s independent registered public accounting firm and reports any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting.All 2012 audit fees were approved pursuant to the process described above.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
See listing of financial statement information as set forth in "Part II. Item 8. Financial Statements and Supplementary Data—Audited Financial Statements" of this annual report on Form 10-K.
(b) Exhibits

Exhibit No.	Exhibits

3.1
Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 and March 13, 2013.
4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the SEC November 9, 2012).

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of January 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on February 3, 2012).

10.2 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 6, 2012).

10.3 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed with the SEC on November 28, 2011).

10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on June 6, 2012).

10.5 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on October 12, 2011 (incorporated by reference to Exhibit 10.15 to the Form 10-K filed with the SEC on March 22, 2012), originally effective as of November 23, 1991, revised effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009).

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

10.9 *	Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2013.

Exhibits (continued)

Exhibit No.	Exhibits

10.10	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012.
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

99.2	Federal Home Loan Bank of Seattle Audit and Compliance Committee Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	March 13, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 13, 2013
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Michael L. Wilson	Dated:	March 13, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	March 13, 2013
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

By:	/s/ William V. Humphreys	Dated:	March 13, 2013
William V. Humphreys, Chair

By:	/s/ Craig E. Dahl	Dated:	March 13, 2013
Craig E. Dahl, Vice Chair

By:	/s/ David P. Bobbitt	Dated:	March 13, 2013
David P. Bobbitt, Director

By:	/s/ Marianne M. Emerson	Dated:	March 13, 2013
Marianne M. Emerson, Director

By:	/s/ David J. Ferries	Dated:	March 13, 2013
David J. Ferries, Director

By:	/s/ Russell J. Lau	Dated:	March 13, 2013
Russell J. Lau, Director

By:	/s/ James G. Livingston	Dated:	March 13, 2013
James G. Livingston, Director

By:	/s/ Michael W. McGowan	Dated:	March 13, 2013
Michael W. McGowan, Director

By:	/s/ Cynthia A. Parker	Dated:	March 13, 2013
Cynthia A. Parker, Director

By:	/s/ David F. Wilson	Dated:	March 13, 2013
David F. Wilson, Director

By:	/s/ Gordon Zimmerman	Dated:	March 13, 2013
Gordon Zimmerman, Director

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

3.1
Form of Organization Certificate of the Federal Home Loan Bank of Seattle (formerly the Federal Home Loan Bank of Spokane), adopted December 31, 1963 (incorporated by reference to Exhibit 3.1 to the registration statement on Form 10 filed with the SEC on March 31, 2006, file no. 000-51406).

3.2	Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 and March 13, 2013.
4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012 (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the SEC November 9, 2012).

10.1 *
Employment Agreement between Federal Home Loan Bank of Seattle and Michael L. Wilson, effective as of January 30, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K/A filed with the SEC on February 3, 2012).

10.2 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) - Annual Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on June 6, 2012).

10.3 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2011 (incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed with the SEC on November 28, 2011).

10.4 *
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan (BICP) – Long-term Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on June 6, 2012).

10.5 *
Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended on October 12, 2011 (incorporated by reference to Exhibit 10.15 to the Form 10-K filed with the SEC on March 22, 2012), originally effective as of November 23, 1991, revised effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed with the SEC on March 30, 2009).

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

10.9 *	Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2013.
10.10	Form of Advances, Security and Deposit Agreement, dated as of September 12, 2012.
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

10.14 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
12.1	Computation of Earnings to Fixed Charges.
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits (continued)

Exhibit No.	Exhibits

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Joint Capital Enhancement Agreement, as amended, entered into by each of the Federal Home Loan Banks, dated as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2	Federal Home Loan Bank of Seattle Audit and Compliance Committee Report.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document