Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Seattle
filed 2013-05-13
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-51406
FEDERAL HOME LOAN BANK OF SEATTLE
(Exact name of registrant as specified in its charter)

Federally chartered corporation	91-0852005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fourth Avenue, Suite 2600, Seattle, WA	98154
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (206) 340-2300

Former Address:

1501 Fourth Avenue, Suite 1800, Seattle, WA	98101-1693
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐ No  ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of April 30, 2013, the Federal Home Loan Bank of Seattle had outstanding 1,254,716 shares of its Class A capital stock and 26,103,907 shares of its Class B capital stock.

FEDERAL HOME LOAN BANK OF SEATTLE
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2013

PART I.

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CONDITION (Unaudited)

	As of	As of
	March 31, 2013	December 31, 2012
(in thousands, except par value)
Assets
Cash and due from banks	$1,997	$454
Deposits with other Federal Home Loan Banks (FHLBanks)	125	70
Securities purchased under agreements to resell	6,500,000	5,600,000
Federal funds sold	6,550,600	7,143,200
Investment securities:
Available-for-sale (AFS) securities (Note 2)	4,137,264	3,877,964
Held-to-maturity (HTM) securities (fair values of $8,313,937 and $8,475,278) (Note 3)	8,254,054	8,418,411
Total investment securities	12,391,318	12,296,375
Advances (Note 5)	9,966,067	9,135,243
Mortgage loans held for portfolio, net (includes $2,153 and $2,326 of allowance for credit losses) (Notes 6 and 7)	985,143	1,059,308
Accrued interest receivable	35,052	44,350
Premises, software, and equipment, net	21,199	15,310
Derivative assets, net (Note 8)	99,404	105,582
Other assets	13,338	20,725
Total Assets	$36,564,243	$35,420,617
Liabilities
Interest-bearing deposits	$470,212	$541,408
Consolidated obligations (Note 9):
Discount notes (includes $1,349,802 and $1,249,442 at fair value under fair value option)	17,877,607	21,417,653
Bonds (includes $749,979 and $499,986 at fair value under fair value option)	15,151,503	10,496,762
Total consolidated obligations	33,029,110	31,914,415
Mandatorily redeemable capital stock (Note 10)	1,224,828	1,186,204
Accrued interest payable	68,525	69,172
Affordable Housing Program (AHP) payable	19,079	18,330
Derivative liabilities, net (Note 8)	48,798	85,893
Other liabilities	74,726	31,160
Total liabilities	34,935,278	33,846,582
Commitments and contingencies (Note 13)
Capital (Note 10)
Capital stock:
Class B capital stock putable ($100 par value) - issued and outstanding shares: 14,536 and 14,630	1,453,572	1,463,045
Class A capital stock putable ($100 par value) - issued and outstanding shares: 547 and 1,092	54,685	109,222
Total capital stock	1,508,257	1,572,267
Retained earnings:
Unrestricted	201,781	189,213
Restricted	42,164	39,023
Total retained earnings	243,945	228,236
Accumulated other comprehensive loss (AOCL) (Note 10)	(123,237)	(226,468)
Total capital	1,628,965	1,574,035
Total Liabilities and Capital	$36,564,243	$35,420,617

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Interest Income
Advances	$16,991	$22,917
Prepayment fees on advances, net	164	5,639
Interest-bearing deposits	13	14
Securities purchased under agreements to resell	2,109	1,253
Federal funds sold	3,138	2,069
AFS securities	9,639	4,827
HTM securities	25,604	28,750
Mortgage loans held for portfolio	12,993	16,009
Total interest income	70,651	81,478
Interest Expense
Consolidated obligations - discount notes	4,502	1,487
Consolidated obligations - bonds	31,833	56,726
Deposits	44	17
Total interest expense	36,379	58,230
Net Interest Income	34,272	23,248
Less: (Benefit) provision for credit losses	(41)	—
Net Interest Income after (Benefit) Provision for Credit Losses	34,313	23,248
Other Income
Total other-than-temporary impairment (OTTI) loss (Note 4)	—	—
Net amount of OTTI loss reclassified from AOCL	(342)	(1,324)
Net OTTI loss, credit portion	(342)	(1,324)
Net (loss) gain on financial instruments held under fair value option (Note 11)	(422)	17
Net realized gain on sale of AFS securities	903	—
Net gain on derivatives and hedging activities (Note 8)	611	12,006
Net realized loss on early extinguishment of consolidated obligations	(299)	(1,960)
Other, net	251	434
Total other income	702	9,173
Other Expense
Operating:
Compensation and benefits	7,548	7,660
Other operating	8,406	8,551
Federal Housing Finance Agency (Finance Agency)	867	1,201
Office of Finance	679	618
Other, net	61	29
Total other expense	17,561	18,059
Income before Assessments	17,454	14,362
Assessments
AHP	1,745	1,436
Total assessments	1,745	1,436
Net Income	$15,709	$12,926

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Net income	$15,709	$12,926
Other comprehensive income:
Net unrealized gain (loss) on AFS securities	8,672	(6,897)
Net non-credit portion of OTTI gain (loss) on AFS securities:
Net change in fair value of OTTI securities	88,919	99,375
Reclassification of non-credit portion included in net income	342	1,324
Net unrealized gains on noncredit portion of impairment losses on AFS securities	5,368	—
Reclassification of net realized gain on sale of AFS securities included in net income	(903)	—
Total net non-credit portion of OTTI gain (loss) on AFS securities	93,726	100,699
Net non-credit portion of OTTI gain on HTM securities:
Accretion of non-credit portion	818	509
Total net non-credit portion of OTTI gain on HTM securities	818	509
Pension benefits	15	172
Total comprehensive income	$118,940	$107,409

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2013 and 2012	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 10)	Restricted (Note 10)	Total
(amounts and shares in thousands)
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Comprehensive income	—	—	—	—	10,341	2,585	12,926	94,483	107,409
Balance, March 31, 2012	1,194	$119,338	16,203	$1,620,339	$142,916	$27,448	$170,364	$(516,129)	$1,393,912
Balance, December 31, 2012	1,092	$109,222	14,630	$1,463,045	$189,213	$39,023	$228,236	$(226,468)	$1,574,035
Proceeds from issuance of capital stock	—	—	2	141	—	—	—	—	141
Repurchases of capital stock	(47)	(4,711)	(55)	(5,487)	—	—	—	—	(10,198)
Net shares reclassified to mandatorily redeemable capital stock	(498)	(49,826)	(41)	(4,127)	—	—	—	—	(53,953)
Comprehensive income	—	—	—	—	12,568	3,141	15,709	103,231	118,940
Balance, March 31, 2013	547	$54,685	14,536	$1,453,572	$201,781	$42,164	$243,945	$(123,237)	$1,628,965

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
		As Restated
	2013	2012
(in thousands)
Operating Activities
Net income	$15,709	$12,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4,123)	8,887
Net OTTI loss, credit portion	342	1,324
Net realized gain on sale of AFS securities	(903)	—
Net change in fair value adjustments on financial instruments held under fair value option	422	17
Net change in net fair value adjustment on derivatives and hedging activities	(2,932)	5,809
Net realized loss on early extinguishment of consolidated obligations	299	1,960
(Benefit) provision for credit losses	(41)	—
Other adjustments	343	77
Net change in:
Accrued interest receivable	9,298	(727)
Other assets	8,945	4,619
Accrued interest payable	(647)	(8,206)
Other liabilities	(1,323)	(3,742)
Total adjustments	9,680	10,018
Net cash provided by operating activities	25,389	22,944
Investing Activities
Net change in:
Interest-bearing deposits	(16,366)	5,849
Deposits with other FHLBanks	(55)	(140)
Securities purchased under agreements to resell	(900,000)	350,000
Federal funds sold	592,600	135,699
Premises, software and equipment	(4,021)	(194)
AFS securities:
Proceeds from maturities of long-term	344,534	1,833,503
Proceeds from sales of long-term	41,799	—
Purchases of long-term	(552,919)	(176,290)
HTM securities:
Net decrease in short-term	269,000	313,044
Proceeds from maturities of long-term	804,906	461,883
Purchases of long-term	(867,010)	(826,404)
Advances:
Proceeds	13,147,697	10,571,040
Made	(14,002,919)	(8,647,271)
Mortgage loans:
Principal collected	72,930	77,020
Net cash (used in) provided by investing activities	(1,069,824)	4,097,739

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended March 31,
		As Restated
	2013	2012
(in thousands)
Financing Activities
Net change in:
Deposits	$(70,616)	$48,662
Net (payments) proceeds on derivative contracts with financing elements	(7,662)	6,643
Net proceeds from issuance of consolidated obligations:
Discount notes	214,916,922	134,552,796
Bonds	6,243,669	8,440,575
Payments for maturing and retiring consolidated obligations:
Discount notes	(218,455,949)	(135,475,699)
Bonds	(1,555,000)	(11,693,725)
Proceeds from issuance of capital stock	141	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(15,329)	—
Payments for repurchase of capital stock	(10,198)	—
Net cash provided by (used in) financing activities	1,045,978	(4,120,748)
Net change in cash and due from banks	1,543	(65)
Cash and due from banks at beginning of the period	454	1,286
Cash and due from banks at end of the period	$1,997	$1,221

Supplemental Disclosures
Interest paid	$37,026	$66,436
AHP payments, net	$996	$216
Transfers of mortgage loans to real estate owned (REO)	$1,119	$1,534

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
These unaudited financial statements and condensed notes should be read in conjunction with the financial statements and related notes for the years ended December 31, 2012, 2011, and 2010 (2012 Financial Statements) included in the 2012 annual report on Form 10-K (2012 10-K) of the Federal Home Loan Bank of Seattle (Seattle Bank).
These unaudited financial statements and condensed notes have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Article 10 of the Securities and Exchange Commission's (SEC) Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the financial condition, operating results, and cash flows for the interim periods have been included. The financial condition as of March 31, 2013 and the operating results for the three months ended March 31, 2013 are not necessarily indicative of the condition or results that may be expected as of or for the year ending December 31, 2013.
We have evaluated subsequent events for potential recognition or disclosure through the filing date of this report on Form 10-Q.
Restatement of Prior Period Cash Flows
Subsequent to filing our 2012 10-K, and as a result of ongoing enhancements to our statement of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows primarily between operating activities and financing activities. On April 25, 2013, after informing and receiving authorization from our Board of Directors (Board), we concluded that the financial statements for the referenced periods should not be relied upon. The errors had no impact on the "net change in cash and due from banks" previously reported on the statements of cash flows for the referenced periods.
The statement of cash flows for the three months ended March 31, 2012 has been restated in this report. A summary of the affected line items is shown in the table below. Subsequent to the filing of this report, we will file restated financial statements to correct the statements of cash flows for each of the other referenced periods in an amended 10-K for the year ended December 31, 2012 and amended 10-Qs for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012.

	For the Three Months Ended March 31, 2012
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$6,641	$8,887
Total adjustments	7,772	10,018
Net cash provided by operating activities	20,698	22,944
Investing Activities
Proceeds from maturities of long-term AFS securities	1,834,495	1,833,503
Net cash provided by investing activities	4,098,731	4,097,739
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(135,474,445)	(135,475,699)
Net cash used in financing activities	(4,119,494)	(4,120,748)
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
Framework for Adversely Classifying Certain Assets
On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for classifying loans, REO, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. This guidance is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The Finance Agency's advisory bulletin states that it was effective for the FHLBanks upon issuance. However, the Finance Agency issued additional guidance that extends the effective date of this advisory bulletin to January 1, 2014. The FHLBanks are currently assessing the provisions of this advisory bulletin in coordination with the Finance Agency, and we have not yet determined its effect on our financial condition, results of operations, or cash flows.
Disclosures about Offsetting Assets and Liabilities
On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity's financial position, whether an entity's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance, which was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting agreement or similar arrangement, requires an entity to disclose both gross and net information about derivative, repurchase, and security lending instruments that meet this criteria. This guidance, as amended, became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.
Presentation of Comprehensive Income
On February 5, 2013, the FASB issued guidance intended to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). This guidance does not change the current requirements for reporting net income or comprehensive income in the financial statements. Rather, it requires an entity to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of AOCI. These amounts are to be presented based on the respective lines of net income only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the Seattle Bank for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in increased interim and annual financial statement disclosures, but did not affect our financial condition, results of operations, or cash flows.

Note 2—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-Mortgage-Backed Securities (MBS):
Other U.S. agency obligations (2)	$1,678,201	$—	$13,099	$(142)	$1,691,158
Government-sponsored enterprise (GSE) obligations (3)	1,133,797	—	11,808	—	1,145,605
Total non-MBS	2,811,998	—	24,907	(142)	2,836,763
MBS:
Residential private-label MBS (PLMBS)	1,430,836	(135,703)	5,368	—	1,300,501
Total	$4,242,834	$(135,703)	$30,275	$(142)	$4,137,264

	As of December 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (2)	$1,159,869	$—	$7,081	$(32)	$1,166,918
GSE obligations (3)	1,408,238	—	9,064	(20)	1,417,282
Total non-MBS	2,568,107	—	16,145	(52)	2,584,200
MBS:
Residential PLMBS	1,517,825	(224,061)	—	—	1,293,764
Total	$4,085,932	$(224,061)	$16,145	$(52)	$3,877,964

(1)	Includes unpaid principal balance, accretable discounts and premiums, fair value hedge accounting adjustments, and OTTI charges recognized in earnings.

(2)
Consists of obligations issued by one or more of the following: U.S. Agency for International Development (U.S. AID), Private Export Funding Corporation, and Export-Import Bank of the U.S. (Ex-Im Bank).

(3)
Consists of obligations issued by one or more of the following: Federal Farm Credit Bank (FFCB), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), and Tennessee Valley Authority (TVA).

The amortized cost basis of our PLMBS classified as AFS includes credit-related OTTI losses of $395.4 million and $420.9 million as of March 31, 2013 and December 31, 2012.

During the three months ended March 31, 2013, we sold one AFS PLMBS security that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of the sale was $41.8 million and resulted in a gain of $903,000 for the three months ended March 31, 2013. We sold no AFS securities during the three months ended March 31, 2012.
As of March 31, 2013 and December 31, 2012, we held $479.2 million and $503.1 million of AFS securities originally purchased from members or affiliates of members that own more than 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on AFS Securities
The following tables summarize our AFS securities in an unrealized loss position as of March 31, 2013 and December 31, 2012, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2013
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$47,251	$(142)	$—	$—	$47,251	$(142)
Total non-MBS	47,251	(142)	—	—	47,251	(142)
MBS:
Residential PLMBS *	—	—	1,111,277	(135,703)	1,111,277	(135,703)
Total	$47,251	$(142)	$1,111,277	$(135,703)	$1,158,528	$(135,845)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$29,088	$(32)	$—	$—	$29,088	$(32)
GSE obligations	99,254	(20)	—	—	99,254	(20)
Total non-MBS	128,342	(52)	—	—	128,342	(52)
MBS:
Residential PLMBS *	—	—	1,293,764	(224,061)	1,293,764	(224,061)
Total	$128,342	$(52)	$1,293,764	$(224,061)	$1,422,106	$(224,113)

*     Includes investments for which a portion of OTTI has been recognized in AOCL.

Redemption Terms
The amortized cost basis and fair value, as applicable, of AFS securities by contractual maturity as of March 31, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2013		As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
(in thousands)
Non-MBS:
Due in less than one year	$426,598	$427,295	$695,295	$696,441
Due after one year through five years	244,141	244,429	244,834	245,150
Due after five years through 10 years	393,930	398,495	397,643	399,535
Due after 10 years	1,747,329	1,766,544	1,230,335	1,243,074
Total non-MBS	2,811,998	2,836,763	2,568,107	2,584,200
MBS:
Due after 10 years	1,430,836	1,300,501	1,517,825	1,293,764
Total	$4,242,834	$4,137,264	$4,085,932	$3,877,964

Interest-Rate Payment Terms
The following table summarizes the amortized cost of our AFS securities by interest-rate payment terms as of March 31, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of AFS Securities by Interest-Rate Payment Terms	March 31, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$1,777,121	$1,797,154
Variable	1,034,877	770,953
Total non-MBS	2,811,998	2,568,107
MBS:
Variable	1,430,836	1,517,825
Total	$4,242,834	$4,085,932

As of March 31, 2013 and December 31, 2012, the fair value of our GSE obligations reflected unfavorable basis adjustments of $5.8 million and favorable basis adjustments of $5.9 million related to fair value hedges. The portion of the change in fair value of the AFS securities related to the risk being hedged is recorded in other income (loss) as "net gain on derivatives and hedging activities" together with the related change in the fair value of the derivatives. The remainder of the change in fair value of the hedged AFS securities, as well as the change in fair value of our non-hedged AFS securities, is recorded in AOCL as "net unrealized gain on AFS securities."
Credit Risk
A detailed discussion of credit risk on our PLMBS, including those classified as AFS, and our assessment of OTTI of such securities, are included in Note 4.

Note 3—Held-to-Maturity Securities
Major Security Types
The following tables summarize our HTM securities as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Other U.S. agency obligations (3)	$21,252	$—	$21,252	$219	$(4)	$21,467
State or local housing obligations	1,041,451	—	1,041,451	1,169	(441)	1,042,179
Total non-MBS	1,062,703	—	1,062,703	1,388	(445)	1,063,646
MBS:
Residential:
Other U.S. agency (3)	134,416	—	134,416	364	—	134,780
GSE (4)	5,925,740	—	5,925,740	74,096	(603)	5,999,233
PLMBS	550,276	(16,798)	533,478	9,412	(25,084)	517,806
Commercial (multi-family):
GSE (4)	597,717	—	597,717	755	—	598,472
Total MBS	7,208,149	(16,798)	7,191,351	84,627	(25,687)	7,250,291
Total	$8,270,852	$(16,798)	$8,254,054	$86,015	$(26,132)	$8,313,937

	As of December 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit	$269,000	$—	$269,000	$11	$—	$269,011
Other U.S. agency obligations (3)	22,599	—	22,599	227	(4)	22,822
GSE obligations (4)	299,954	—	299,954	3,617	—	303,571
State or local housing obligations	708,776	—	708,776	1,528	(307)	709,997
Total non-MBS	1,300,329	—	1,300,329	5,383	(311)	1,305,401
MBS:
Residential:
Other U.S. agency (3)	141,034	—	141,034	394	—	141,428
GSE (4)	6,213,529	—	6,213,529	84,932	(385)	6,298,076
PLMBS	594,970	(17,616)	577,354	4,839	(37,971)	544,222
Commercial (multi-family):
GSE (4)	186,165	—	186,165	100	(114)	186,151
Total MBS	7,135,698	(17,616)	7,118,082	90,265	(38,470)	7,169,877
Total	$8,436,027	$(17,616)	$8,418,411	$95,648	$(38,781)	$8,475,278

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represents the difference between fair value and carrying value.

(3)	Consists of obligations or securities issued by one or more of the following: Government National Mortgage Association (GNMA), Small Business Administration (SBA) and U.S. AID.

(4)	Consists of securities issued by one or more of the following: Freddie Mac, Fannie Mae, and TVA.

The amortized cost basis of our HTM MBS investments determined to be other-than-temporarily impaired includes $794,000 and $803,000 of credit-related OTTI losses as of March 31, 2013 and December 31, 2012. The amortized cost of our other HTM MBS includes gross amortizable premium of $20.8 million and $21.7 million, and gross accretable discount of $7.2 million and $7.8 million as of March 31, 2013 and December 31, 2012.
As of March 31, 2013 and December 31, 2012, we held $179.2 million and $190.5 million of HTM securities purchased from members or affiliates of members who own more than 10% of our total outstanding capital stock and outstanding mandatorily redeemable capital stock or members with representatives serving on our Board. See Note 12 for additional information concerning these related parties.

Unrealized Losses on HTM Securities
The following tables summarize our HTM securities with gross unrealized losses, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012. The gross unrealized losses include OTTI charges recognized in AOCL and gross unrecognized holding losses.

	As of March 31, 2013
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$242	$—	$1,033	$(4)	$1,275	$(4)
State or local housing obligations	312,013	(412)	961	(29)	312,974	(441)
Total non-MBS	312,255	(412)	1,994	(33)	314,249	(445)
MBS:
Residential:
GSEs	333,439	(577)	59,054	(26)	392,493	(603)
PLMBS	470	(27)	397,126	(41,855)	397,596	(41,882)
Total MBS	333,909	(604)	456,180	(41,881)	790,089	(42,485)
Total	$646,164	$(1,016)	$458,174	$(41,914)	$1,104,338	$(42,930)

	As of December 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$233	$—	$1,083	$(4)	$1,316	$(4)
State or local housing obligations	1,485	(189)	937	(118)	2,422	(307)
Total non-MBS	1,718	(189)	2,020	(122)	3,738	(311)
MBS:
Residential:
GSEs	128,332	(356)	63,313	(29)	191,645	(385)
PLMBS	—	—	405,275	(55,587)	405,275	(55,587)
Commercial (multi-family):
GSEs	102,150	(114)	—	—	102,150	(114)
Total MBS	230,482	(470)	468,588	(55,616)	699,070	(56,086)
Total	$232,200	$(659)	$470,608	$(55,738)	$702,808	$(56,397)

Redemption Terms
The amortized cost basis, carrying value, and fair value, as applicable, of HTM securities by contractual maturity as of March 31, 2013 and December 31, 2012 are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2013			As of December 31, 2012
Year of Maturity	Amortized Cost Basis	Carrying Value (1)	Fair Value	Amortized Cost Basis	Carrying Value (1)	Fair Value
(in thousands)
Non-MBS:
Due in one year or less	$11,460	$11,460	$11,464	$578,259	$578,259	$581,889
Due after one year through five years	147,996	147,996	148,220	121,112	121,112	121,303
Due after five years through 10 years	163,618	163,618	163,909	138,114	138,114	138,432
Due after 10 years	739,629	739,629	740,053	462,844	462,844	463,777
Total non-MBS	1,062,703	1,062,703	1,063,646	1,300,329	1,300,329	1,305,401
Total MBS	7,208,149	7,191,351	7,250,291	7,135,698	7,118,082	7,169,877
Total	$8,270,852	$8,254,054	$8,313,937	$8,436,027	$8,418,411	$8,475,278

(1)	Carrying value of HTM securities represents amortized cost after adjustment for non-credit-related impairment recognized in AOCL.

Interest-Rate Payment Terms
The following table summarizes our HTM securities by interest-rate payment terms as of March 31, 2013 and December 31, 2012.

	As of	As of
Amortized Cost of HTM Securities by Interest-Rate Payment Terms	March 31, 2013	December 31, 2012
(in thousands)
Non-MBS:
Fixed	$58,485	$598,340
Variable	1,004,218	701,989
Total non-MBS	1,062,703	1,300,329
MBS:
Fixed	999,912	1,120,271
Variable	6,208,237	6,015,427
Total MBS	7,208,149	7,135,698
Total	$8,270,852	$8,436,027

Credit Risk
A detailed discussion of credit risk on our investments, including those classified as HTM, and our assessment of OTTI of such securities, are included in Note 4.

Note 4—Investment Credit Risk and Assessment for OTTI
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
PLMBS
Our investments in PLMBS were rated "AAA" (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody's Investor Service (Moody's) or Standard & Poor's Ratings Services (S&P), at their respective purchase dates. The "AAA"-rated securities achieved their ratings primarily through credit enhancement, such as subordination and over-collateralization.
To ensure consistency in determination of OTTI for PLMBS among all FHLBanks, the FHLBanks utilize a system-wide governance committee and formal process to ensure consistency in key OTTI modeling assumptions used for the purposes of cash flow analysis for the majority of these securities. As part of our quarterly OTTI evaluation, we review and approve the key modeling assumptions determined by the FHLBanks' system-wide process, and we perform OTTI cash flow analyses on our entire PLMBS portfolio using the FHLBanks' common platform and approved assumptions.
Our evaluation includes estimating the cash flows that we are likely to collect, taking into account the loan-level characteristics and structure of the applicable security and certain modeling assumptions, to determine whether we will recover the entire amortized cost basis of the security, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the PLMBS, expected housing price changes, and interest-rate assumptions.
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
We update our estimate of future estimated cash flows on a quarterly basis. At each quarter-end, we perform our OTTI cash flow analyses using third-party models that consider individual borrower characteristics and the particular attributes of the loans underlying the PLMBS, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant modeling input is the forecast of future housing price changes for the relevant states and certain core-based statistical areas (CBSA), which are based upon an assessment of the relevant housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee developed a housing price forecast with seven short-term projections with changes ranging from (4.0)% to 4.0% over the twelve-month period beginning January 31, 2013. For the vast majority of housing markets, the short-term forecast has changed from (1.0)% to 1.0%. Thereafter, home prices were projected to recover using one of five different recovery paths.

The table below presents the range of projected home price recovery by months as of March 31, 2013.

	As of March 31, 2013
	Annualized Recovery Range
Months	Low	High
(in percentages, except months)
1-6	—	3.0
7-12	1.0	4.0
13-18	2.0	4.0
19-30	2.0	5.0
31-42	2.0	6.0
43-54	2.0	6.0
Thereafter	2.3	5.6

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
For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2013, the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during this period, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of credit subordination, excess spread or over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown.

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended March 31, 2013			As of March 31, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Alt-A:
2007	6.1	56.3	55.8	0.2
2006	3.4	74.2	52.4	15.9
Total	4.7	65.8	54.0	8.5

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
We recorded additional OTTI credit losses in first quarter 2013 on two securities determined to be other-than-temporarily impaired in prior reporting periods. No additional securities were determined to be other-than-temporarily impaired during first quarter 2013. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before the anticipated recovery of their respective amortized cost bases. During first quarter 2013, we sold one other-than-temporarily impaired security that had recovered its amortized cost basis. We have the intent and ability to hold our other-than-temporarily impaired securities until their fair values exceed their amortized cost bases. See Note 2 for additional information on this sale.

The following table summarizes key information as of March 31, 2013 for the PLMBS on which we have recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2013).

	As of March 31, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$102,156	$101,399	$84,601	$92,263	$1,826,321	$1,430,836	$1,300,501

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.

(2)	Classification based on originator's classification at the time of origination or classification by an NRSRO upon issuance of the MBS.

The following table summarizes the credit loss components of our OTTI losses recognized in earnings for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Credit Loss Component of OTTI Loss	2013	2012
(in thousands)
Balance, beginning of period	$430,064	$513,229
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized *	342	1,324
Total additional credit losses recognized in period noted	342	1,324
Reductions:
Securities sold during the period	(19,010)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (amount recognized in interest income in period noted)	(556)	—
Balance, end of period	$410,840	$514,553

*    Relates to securities that were determined to be other-than-temporarily impaired prior to the beginning of the period.

All Other AFS and HTM Securities
A few of our remaining AFS and HTM investment securities have experienced unrealized losses and decreases in fair value primarily due to illiquidity in the marketplace, temporary credit deterioration, and interest-rate volatility in the U.S. mortgage markets. However, the declines are considered temporary as we expect to recover the entire amortized cost basis of the remaining securities in unrealized loss positions and neither intend to sell these securities nor believe it is more likely than not that we will be required to sell them prior to their anticipated recovery. As a result, we do not consider any of our other investments to be other-than-temporarily impaired as of March 31, 2013.

Note 5—Advances
Redemption Terms
We offer a wide range of fixed and variable interest-rate advance products with different maturities, interest rates, payment terms, and optionality. Fixed interest-rate advances generally have maturities ranging from one day to 30 years. Variable interest-rate advances generally have maturities ranging from one to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR). We had advances outstanding at interest rates ranging from 0.22% to 8.22% as of March 31, 2013, and 0.23% to 8.22% as of December 31, 2012.

The following table summarizes our advances outstanding as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$2,138,214	0.67	$4,450,765	0.57
Due after one year through two years	1,878,188	0.69	265,074	2.29
Due after two years through three years	2,269,984	0.91	659,953	2.40
Due after three years through four years	867,003	3.42	798,479	3.26
Due after four years through five years	1,070,189	3.55	992,986	3.84
Thereafter	1,513,498	2.65	1,713,882	2.72
Total par value	9,737,076	1.60	8,881,139	1.78
Commitment fees	(407)		(421)
Premium on advances	2,665		2,816
Discount on advances	(8,089)		(8,018)
Hedging adjustments	234,822		259,727
Total	$9,966,067		$9,135,243

We offer advances to members that may be prepaid on specified dates without incurring prepayment or termination fees (callable and choice advances). As of March 31, 2013 and December 31, 2012, we had no callable or choice advances outstanding. Other advances, including symmetrical prepay advances, may only be prepaid subject to a fee sufficient to make us economically indifferent to a borrower's decision to prepay an advance or maintain the advance until contractual maturity. In the case of our standard advance products, the fee cannot be less than zero; however, the symmetrical prepayment advance removed this floor, resulting in a potential payment to the borrower under certain circumstances. We hedge these advances to ensure that we remain economically indifferent to the borrower's decision to prepay such an advance. Symmetrical prepay advances outstanding as of March 31, 2013 and December 31, 2012 totaled $461.3 million and $436.3 million.
We also offer putable and convertible advances. With a putable advance, we effectively purchase a put option from the member that allows us the right to terminate the advance at par on predetermined exercise dates and at our discretion. We would typically exercise our right to terminate a putable advance when interest rates increase sufficiently above the interest rate that existed when the putable advance was issued. The borrower may then apply for a new advance at the prevailing market interest rate. We had putable advances outstanding of $1.3 billion and $1.7 billion as of March 31, 2013 and December 31, 2012. Convertible advances allow us to convert an advance from one interest-payment term structure to another. When issuing convertible advances, we may purchase put options from a member that allow us to convert the variable interest-rate advance to a fixed interest-rate advance at the current market rate after an agreed-upon lockout period. The fixed interest rate on a convertible advance is determined at origination. These types of advances, among others, contain embedded derivatives, which are evaluated at the time of issuance for possible bifurcation. We had no variable-to-fixed interest-rate advances outstanding that had not converted to fixed interest rates as of March 31, 2013 and December 31, 2012.
The following table summarizes our advances by next put/convert date as of March 31, 2013 and December 31, 2012.

	As of	As of
Advances by Next Put/Convert Date	March 31, 2013	December 31, 2012
(in thousands)
Due in one year or less	$3,420,730	$6,053,281
Due after one year through two years	1,776,688	240,074
Due after two years through three years	2,129,984	493,453
Due after three years through four years	454,987	364,463
Due after four years through five years	681,189	470,986
Thereafter	1,273,498	1,258,882
Total par value	$9,737,076	$8,881,139

The following table summarizes our advances by interest-rate payment terms as of March 31, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	March 31, 2013	December 31, 2012
(in thousands)
Fixed:
Due in one year or less	$1,358,814	$4,352,000
Due after one year	4,588,862	4,420,374
Total fixed	5,947,676	8,772,374
Variable:
Due in one year or less	779,400	98,765
Due after one year	3,010,000	10,000
Total variable	3,789,400	108,765
Total par value	$9,737,076	$8,881,139

Credit Risk Exposure and Security Terms
Our potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2013, our top five borrowers by holding company held 75.4% of the par value of our outstanding advances, with the top two borrowers holding 59.2% (Bank of America Corporation with 39.4% and Washington Federal, Inc. with 19.8%) and the other three borrowers each holding less than 10%. As of March 31, 2013, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 39 months. As of December 31, 2012, the top five borrowers by holding company held 71.2% of the par value of our outstanding advances, with the top three borrowers holding 61.5% (Bank of America Corporation with 29.1%, Washington Federal, Inc. with 21.2%, and Glacier Bancorp, Inc. with 11.2%) and the other two borrowers each holding less than 10%. As of December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to these members was approximately 29 months.
In March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, Bank of America, N.A. (BANA), and on April 1, 2013, the merger was completed. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's outstanding advances will eventually decline to zero as the advances mature. Approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances mature between 2015 and 2016.
We expect that the concentration of advances with our largest borrowers will remain significant for the foreseeable future. See Note 12 for additional information on borrowers holding at least 10% of our total outstanding capital stock, including mandatorily redeemable capital stock, or members with representatives serving on our Board.
For information on our credit risk on advances and allowance for credit losses, see Note 7.
Prepayment Fees
We record prepayment fees received from members on prepaid advances net of fair value basis adjustments related to hedging activities on those advances and termination fees on associated interest-rate exchange agreements. The net amount of prepayment fees is reflected as interest income in our statements of income.

The following table presents our gross prepayment fees, basis adjustments and termination fees, net prepayment fees, and the amount of advance principal prepaid for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Gross prepayment fees	$797	$6,721
Less: Basis adjustments and termination fees	633	1,082
Net prepayment fees	$164	$5,639
Advance principal prepaid	$21,483	$364,532

Note 6—Mortgage Loans Held for Portfolio
We historically purchased single-family mortgage loans originated or acquired by participating members in our Mortgage Purchase Program (MPP), and we have not purchased any mortgage loans since 2006. These mortgage loans are guaranteed or insured by federal agencies or credit-enhanced by the participating members.
The following tables summarize our mortgage loans held for portfolio as of March 31, 2013 and December 31, 2012.

	As of	As of
Mortgage Loans Held for Portfolio	March 31, 2013	December 31, 2012
(in thousands)
Real Estate:
Fixed interest-rate, medium-term *, single-family	$51,138	$55,866
Fixed interest-rate, long-term *, single-family	935,140	1,004,557
Total loan principal	986,278	1,060,423
Premiums	7,204	7,117
Discounts	(6,075)	(5,747)
Deferred loan costs, net	(111)	(159)
Mortgage loans held for portfolio before allowance for credit losses	987,296	1,061,634
Less: Allowance for credit losses on mortgage loans	(2,153)	(2,326)
Total mortgage loans held for portfolio, net	$985,143	$1,059,308

*    Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans Held for Portfolio	March 31, 2013	December 31, 2012
(in thousands)
Government-guaranteed/insured	$89,603	$95,023
Conventional	896,675	965,400
Total loan principal	$986,278	$1,060,423
As of March 31, 2013 and December 31, 2012, 77% of our outstanding mortgage loans had been purchased from our former member, Washington Mutual Bank, F.S.B. (which was acquired by JPMorgan Chase Bank, N.A., a nonmember).
As a result of the Consent Arrangement, we may not resume purchasing mortgage loans under the MPP. For further detail on the Consent Arrangement, see Note 10.

For information on our credit risk on mortgage loans and allowance methodology for credit losses, see Note 7.

Note 7—Allowance for Credit Losses
We have established a credit-loss allowance methodology for each of our asset portfolios: credit products, which include our advances, letters of credit, and other products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; securities purchased under agreements to resell; and federal funds sold. See Note 9 in our 2012 Financial Statements included in our 2012 10-K for a detailed description of the allowance methodologies established for each asset portfolio.
Credit Products
Using a risk-based approach, we consider the payment status, collateral types and concentration levels, and our borrowers' financial condition to be primary indicators of credit quality for our credit products. As of March 31, 2013 and December 31, 2012, we had rights to collateral on a borrower-by-borrower basis with a value in excess of our outstanding extensions of credit. As of March 31, 2013 and December 31, 2012, we had no credit products that were past due, on nonaccrual status, or considered impaired.
Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on credit products, we have not incurred any credit losses on credit products outstanding as of March 31, 2013 and December 31, 2012. Accordingly, we have not recorded any allowance for credit losses for this asset portfolio. In addition, as of March 31, 2013 and December 31, 2012, no liability was recorded to reflect an allowance for credit losses for credit exposures not recorded on the statements of condition. For additional information on credit exposure on unrecorded commitments, see Note 13.
Mortgage Loans Held for Portfolio - Government-Guaranteed
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
Mortgage Loans Held for Portfolio - Conventional
Our allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans held for portfolio. Specifically, the determination of the allowance generally factors in the presence of primary mortgage insurance (PMI) and lender risk account (LRA) funds. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of our allowance for loan losses.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans held for portfolio for the three months ended March 31, 2013 and 2012, as well as the recorded investment in mortgage loans by impairment methodology as of March 31, 2013 and 2012.

	As of and for the Three Months Ended March 31,
Allowance for Credit Losses	2013	2012
(in thousands)
Balance, beginning of period	$2,326	$5,704
Charge-offs(1)	(132)	—
Balance, net of charge-offs	2,194	5,704
(Benefit) provision for credit losses	(41)	—
Balance, end of period	$2,153	$5,704
Ending balance, collectively evaluated for impairment	$2,153	$5,704
Recorded investments of mortgage loans, end of period (2):
Individually evaluated for impairment	$14,063	$—
Collectively evaluated for impairment	$886,716	$1,173,768

(1)	Includes $37,000 of charge-offs, which reduced the carrying value of the individually evaluated impaired mortgage loans.

(2)
Excludes government-guaranteed mortgage loans. Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

As a result of our March 31, 2013 analysis, we determined that the credit enhancement provided by our members in the form of the LRA and our previously recorded allowance for credit losses was in excess of that required to absorb the expected credit losses on our mortgage loan portfolio due to the more favorable estimates of future credit losses, primarily related to modest improvements in housing price assumptions. Accordingly, we recorded a benefit for credit losses of $41,000 for the three months ended March 31, 2013. There was no benefit or provision for credit losses required for the same period in 2012.

Credit Quality Indicators
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes our key credit quality indicators for mortgage loans held for portfolio as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013			As of December 31, 2012
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$24,730	$8,863	$33,593	$26,442	$10,304	$36,746
Past due 60-89 days delinquent and not in foreclosure	8,887	5,381	14,268	7,507	5,359	12,866
Past due 90 days or more delinquent (2)	39,679	12,325	52,004	43,280	13,154	56,434
Total past due	73,296	26,569	99,865	77,229	28,817	106,046
Total current loans	827,483	64,347	891,830	892,755	67,557	960,312
Total mortgage loans	$900,779	$90,916	$991,695	$969,984	$96,374	$1,066,358
Accrued interest - mortgage loans	$3,979	$420	$4,399	$4,279	$445	$4,724
Other delinquency statistics:
In process of foreclosure included above (2) (3)	$32,265	None	$32,265	$34,279	None	$34,279
Serious delinquency rate (4)	4.4%	13.6%	5.2%	4.5%	13.7%	5.3%
Past due 90 days or more still accruing interest (5)	$—	$12,325	$12,325	$—	$13,154	$13,154
Loans on non-accrual status (6)	$43,523	None	$43,523	$45,625	None	$45,625
REO(7)	$2,796	None	$2,796	$2,703	None	$2,703

(1)
Includes the principal balance of the mortgage loans, adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment excludes any valuation allowance.

(2)
Includes conventional mortgage loans classified as troubled debt restructurings (TDRs). As of March 31, 2013, $10.0 million of our $14.1 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $4.1 million recorded investment in TDRs between zero and 89 days delinquent. As of December 31, 2012, $9.7 million of our $13.0 million recorded investment in TDRs was 90 days or more past due and in the process of foreclosure, with the remaining $3.3 million recorded investment in TDRs between zero and 89 days delinquent.

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

The following table presents our post-modification recorded investment in TDRs at modification date for the three months ended March 31, 2013 and 2012. Our pre-modification recorded investment in TDRs was not materially different from the post-modification recorded investment amount due to the minimal change in terms of modified loans.

	For the Three Months Ended March 31,
TDRs - Recorded Investment Balance at Modification Date	2013	2012
(in thousands)
Conventional mortgage loans	$1,956	$—
The following table presents the recorded investment balances of performing and non-performing conventional mortgage loans classified as TDRs as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013			As of December 31, 2012
TDRs - Performing and Non-Performing	Performing	Non-performing	Total	Performing	Non-performing	Total
(in thousands)
Conventional mortgage loans	$4,079	$9,984	$14,063	$273	$12,715	$12,988

As of March 31, 2013, our TDRs comprised 78 mortgage loans discharged in bankruptcy proceedings and 10 mortgage loans with modified terms (i.e., recapitalization of past due principal and interest payments) agreed to by both the Seattle Bank and the mortgage loan holder. As of March 31, 2013, modified loans with aggregate unpaid principal balances of $389,000 experienced a payment default within the previous twelve-month period. There were no modified loans that experienced payment default during the previous twelve-month period as of December 31, 2012.

REO
We had $2.8 million and $2.7 million of REO recorded in other assets on our statements of condition as of March 31, 2013 and December 31, 2012.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
These investments are generally short-term (primarily overnight), and the recorded balance approximates fair value. We invest in federal funds with investment-grade counterparties, and these investments are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. All investments in federal funds as of March 31, 2013 and December 31, 2012 were repaid according to the contractual terms or are expected to be repaid according to the contractual terms. Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. Based upon the collateral held as security, we determined that no allowance for credit losses was required for the securities under agreements to resell as of March 31, 2013 and December 31, 2012.

Note 8—Derivatives and Hedging Activities
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
We have also established processes to evaluate financial instruments, such as debt instruments, certain advances, and investment securities, for the presence of embedded derivatives and to determine the need, if any, for bifurcation and separate accounting under GAAP. We had no advances, investments, or consolidated obligation bonds or discount notes with bifurcated derivatives outstanding as of March 31, 2013.
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

We enter into enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, we have elected to offset at the individual master agreement level, the gross derivative assets and gross derivative liabilities, and the related received or pledged cash collateral and associated accrued interest. As of March 31, 2013 and December 31, 2012, all of our derivative instruments had a legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the master netting arrangements or similar agreements.
The following tables summarize the notional amounts and the fair values of our derivatives, including the effect of netting arrangements and collateral as of March 31, 2013 and December 31, 2012. For purposes of this disclosure, the derivative values include both the fair value of derivatives and related accrued interest.

	As of March 31, 2013
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$19,847,455	$303,096	$308,611
Interest-rate caps or floors	10,000	2	—
Total derivatives designated as hedging instruments	19,857,455	303,098	308,611
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,298,899	10,153	9,098
Total derivatives not designated as hedging instruments	2,298,899	10,153	9,098
Total derivatives before netting and collateral adjustments:	$22,156,354	313,251	317,709
Netting adjustments (1)		(213,267)	(213,267)
Cash collateral and related accrued interest		(580)	(55,644)
Total netting and collateral adjustments		(213,847)	(268,911)
Derivative assets and derivative liabilities as reported on the statement of condition		$99,404	$48,798
Non-cash collateral received or pledged not offset (2)
Cannot be sold or repledged		83,888	—
Net unsecured amounts		$15,516	$48,798

	As of December 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$13,632,066	$320,368	$339,709
Interest-rate caps or floors	10,000	3	—
Total derivatives designated as hedging instruments	13,642,066	320,371	339,709
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,971,969	12,338	12,589
Total derivatives not designated as hedging instruments	1,971,969	12,338	12,589
Total derivatives before netting and collateral adjustments:	$15,614,035	332,709	352,298
Netting adjustments (1)		(227,127)	(227,127)
Cash collateral and related accrued interest		—	(39,278)
Total netting and collateral adjustments		(227,127)	(266,405)
Derivative assets and derivative liabilities as reported on the statement of condition		$105,582	$85,893
Non-cash collateral received or pledged not offset (2)
Cannot be sold or repledged		86,470	—
Net unsecured amounts		$19,112	$85,893

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

(2)	Non-cash collateral consists of U.S. Treasury and GSE securities as of March 31, 2013 and December 31, 2012.

The following table presents the components of net gain on derivatives and hedging activities as presented in the statements of income for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Net Gain on Derivatives and Hedging Activities	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$273	$11,999
Total net gain related to fair value hedge ineffectiveness	273	11,999
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	371	(106)
Net interest settlements	(33)	113
Total net gain related to derivatives not designated as hedging instruments	338	7
Net gain on derivatives and hedging activities	$611	$12,006
The following tables present, by type of hedged item, the gain (loss) on derivatives and the related hedged items in fair value hedging relationships, and the impact of those derivatives on our net interest income for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013
Gain (Loss) on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	Gain (Loss) on Derivatives	(Loss) Gain on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$24,327	$(23,933)	$394	$(21,705)
AFS securities (3)	14,751	(11,630)	3,121	(7,273)
Consolidated obligation bonds	(34,891)	31,651	(3,240)	36,478
Consolidated obligation discount notes	(8)	6	(2)	—
Total	$4,179	$(3,906)	$273	$7,500

	For the Three Months Ended March 31, 2012
(Loss) Gain on Derivatives and on the Related Hedged Items in Fair Value Hedging Relationships	(Loss) Gain on Derivatives	Gain (Loss) on Hedged Items	Net Hedge Ineffectiveness (1)	Effect of Derivatives on Net Interest Income (2)
(in thousands)
Advances	$4,196	$(6,915)	$(2,719)	$(30,404)
AFS securities (3)	15,470	(2,221)	13,249	(15,041)
Consolidated obligation bonds	(31,588)	32,971	1,383	37,848
Consolidated obligation discount notes	55	31	86	(52)
Total	$(11,867)	$23,866	$11,999	$(7,649)

(1)	These amounts are reported in other income (loss).

(2)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

(3)
Several of our AFS securities in benchmark fair value hedge relationships were purchased at significant premiums with corresponding up-front fees on the associated swaps. The fair value of the swaps are recognized through adjustments to fair value each period in "gain (loss) on derivatives and hedging activities" on the statements of income and reflected in the operating and financing activities sections of our statements of cash flow. Amortization of the corresponding premiums on the hedged AFS securities is recorded in AFS investment interest income. For the three months ended March 31, 2013 and 2012, we recorded gains of $3.1 million and $13.2 million in "gain on derivatives and hedging activities," which were substantially offset by premium amortization of $2.2 million and $12.0 million recorded in "interest income."

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
Certain of our interest-rate exchange agreements include provisions that require us to post additional collateral with our counterparties if there is a deterioration in our credit rating. If our credit rating were lowered by a major credit rating agency, we might be required to deliver additional collateral on certain interest-rate exchange agreements in net liability positions. The aggregate fair value of all derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2013 and December 31, 2012 was $104.4 million and $125.2 million, for which we posted collateral of $55.6 million and $39.3 million in the normal course of business. If the Seattle Bank's individual credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to an additional $26.0 million and $41.1 million of collateral to our derivative counterparties as of March 31, 2013 and December 31, 2012.
As of March 31, 2013 and December 31, 2012, S&P's long-term issuer credit rating for the Federal Home Loan Bank System (FHLBank System) debt is "AA+" with a negative outlook, and Moody's long-term credit rating is "Aaa," with a negative outlook. The Seattle Bank's short-term and long-term issuer credit ratings from S&P are "A-1+" and "AA," with a negative outlook.

Note 9—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the the joint and several liability regulation, see Note 12 in our 2012 Financial Statements included in our 2012 10-K. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf and becomes the primary obligor for the proceeds it receives.

Consolidated Obligation Bonds
Redemption Terms
The following table summarizes our outstanding consolidated obligation bonds by contractual maturity as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,506,615	1.28	$2,428,615	2.36
Due after one year through two years	2,009,500	2.64	1,161,500	4.77
Due after two years through three years	2,186,660	1.41	696,160	1.67
Due after three years through four years	285,000	0.60	386,500	3.89
Due after four years through five years	1,445,000	1.65	1,365,000	1.70
Thereafter	4,449,610	2.78	4,154,610	2.93
Total par value	14,882,385	1.95	10,192,385	2.79
Premiums	3,649		3,912
Discounts	(10,332)		(11,310)
Hedging adjustments	275,822		311,789
Fair value option valuation adjustments	(21)		(14)
Total	$15,151,503		$10,496,762

The amounts in the above table reflect certain consolidated obligation bond transfers from other FHLBanks. We become the primary obligor on consolidated obligation bonds we accept as transfers from other FHLBanks. As of March 31, 2013 and December 31, 2012, we had consolidated obligation bonds outstanding that were transferred from the FHLBank of Chicago with a par value of $798.0 million and original net discount of $17.4 million. We transferred no consolidated obligation bonds to other FHLBanks for the three months ended March 31, 2013 and 2012.
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
Our consolidated obligation bonds outstanding consisted of the following as of March 31, 2013 and December 31, 2012.

	As of	As of
Par Value of Consolidated Obligation Bonds	March 31, 2013	December 31, 2012
(in thousands)
Non-callable	$9,785,385	$6,450,385
Callable	5,097,000	3,742,000
Total par value	$14,882,385	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by the earlier of contractual maturity or next call date as of March 31, 2013 and December 31, 2012.

	As of	As of
Term-to-Maturity or Next Call Date	March 31, 2013	December 31, 2012
(in thousands)
Due in one year or less	$9,328,615	$6,145,615
Due after one year through two years	1,759,500	1,186,500
Due after two years through three years	1,886,660	696,160
Due after three years through four years	—	256,500
Due after four years through five years	250,000	250,000
Thereafter	1,657,610	1,657,610
Total par value	$14,882,385	$10,192,385

The following table summarizes our outstanding consolidated obligation bonds by interest-rate payment term as of March 31, 2013 and December 31, 2012.

	As of	As of
Interest-Rate Payment Terms	March 31, 2013	December 31, 2012
(in thousands)
Fixed	$13,120,385	$8,830,385
Step-up	1,387,000	1,162,000
Variable	175,000	—
Capped variable	200,000	200,000
Total par value	$14,882,385	$10,192,385

We elect, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation discount notes and consolidated obligation bonds with original maturities of one year or less for operational ease or to assist in mitigating potential income statement volatility that can arise from economic hedging relationships. For the latter, prior to entering into a short-term consolidated obligation bond or discount note trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. As of March 31, 2013 and December 31, 2012, we had $750.0 million and $500.0 million par value of outstanding consolidated obligation bonds on which we elected the fair value option.
Consolidated Obligation Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds and have original maturities of one year or less. These notes are generally issued at less than their face amount and are redeemed at par value when they mature. The following table summarizes our outstanding consolidated obligation discount notes as of March 31, 2013 and December 31, 2012.

Consolidated Obligation Discount Notes	Book Value	Par Value	Weighted-Average Interest Rate(1)
(in thousands, except interest rates)
As of March 31, 2013	$17,877,607	$17,879,566	0.08
As of December 31, 2012	$21,417,653	$21,421,443	0.12

(1)	Represents an implied rate.

As of March 31, 2013 and December 31, 2012, we had $1.4 billion and $1.3 billion par value of outstanding consolidated obligation discount notes on which we elected the fair value option.

Concessions on Consolidated Obligations
Unamortized concessions included in "other assets" on our statements of condition were $3.2 million and $2.5 million as of March 31, 2013 and December 31, 2012. The amortization of these types of concessions included in consolidated obligation interest expense totaled $456,000 and $363,000 for the three months ended March 31, 2013 and 2012.

Note 10—Capital
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A and Class B, as summarized below.

Seattle Bank Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands, except per share)
Par value per share	$100	$100
Issue, redemption, repurchase, transfer price between members per share	$100	$100
Satisfies membership purchase requirement (pursuant to Capital Plan)	No	Yes
Currently satisfies activity purchase requirement (pursuant to Capital Plan)	Yes (1)	Yes
Statutory redemption period (2)	6 months	5 years
Total outstanding balance (including mandatorily redeemable capital stock):
March 31, 2013	$125,472	$2,607,613
December 31, 2012	$137,245	$2,621,226

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

Members are required to hold capital stock equal to the greater of: (1) $500 or 0.5% of the member's home mortgage loans and mortgage loan pass-through securities (membership stock purchase requirement), or (2) the sum of the requirement for advances currently outstanding to that member and the requirement for the remaining principal balance of mortgages sold to us under the MPP (activity-based stock purchase requirement). In November 2012, in accordance with our Capital Plan, our Board approved a membership stock purchase requirement cap of $15.0 million. See Note 15 in our 2012 Financial Statements included in our 2012 10-K for additional information on our capital stock, including membership and activity stock purchase requirements.
Our Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess capital stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances, (2) the new advance or renewal of an existing advance has a term to maturity of one year or less, (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool, and (4), the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. Members began utilizing the excess stock pool in December 2012.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25.0 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our market value of equity to par value of common stock (MVE to PVCS) ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. As a result, all excess stock, regardless of whether it is subject to redemption, is treated equally under the excess stock repurchase program initiated in 2012. However, for those shareholders with outstanding redemption requests, the stock repurchases first apply to stock subject to those redemption requests.

In first quarter 2013, we repurchased $24.1 million of excess stock under the excess capital stock purchase program described above, $8.8 million of which was classified as equity and $15.3 million of which was classified as mandatorily redeemable capital stock. The total amount of excess capital stock repurchased also included $1.4 million of excess Class B stock meeting the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances because of this ability to repurchase applicable excess stock before the end of the stated five-year redemption period.
Generally under our Capital Plan, our Board can declare and pay dividends, in either cash or capital stock, from retained earnings or current earnings. In December 2006, the Finance Board adopted a regulation limiting an FHLBank from issuing stock dividends, if, after the issuance, the outstanding excess stock at the FHLBank would be greater than 1.0% of its total assets. As of March 31, 2013, we had excess capital stock of $2.0 billion, or 5.5%, of our total assets. As discussed further below, we are currently unable to declare or pay dividends without approval of the Finance Agency. There can be no assurance as to when or if our Board will declare dividends in the future.
Capital Requirements
We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

•
Total regulatory capital. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.0%. In addition, since 2007, our Board has required us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

Total regulatory capital does not include AOCL, but does include mandatorily redeemable capital stock. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimums described above.
The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,295,026	$2,851,558	$1,302,350	$2,849,462
Total capital-to-assets ratio	4.00%	8.14%	4.00%	8.43%
Total regulatory capital	$1,462,570	$2,977,030	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	12.04%	5.00%	12.45%
Leverage capital	$1,828,212	$4,402,809	$1,771,031	$4,411,438

Capital Classification
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
Consent Arrangement
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
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of March 31, 2013, December 31, 2012, and September 30, 2010, (the quarter end prior to entering into the Consent Arrangement).

	As of March 31, 2013	As of December 31, 2012	As of September 30, 2010
(in thousands, except for percentages)
Retained earnings	$243,945	$228,236	$76,835
AOCL	$(123,237)	$(226,468)	$(770,317)
MVE to PVCS ratio	100.1%	95.1%	67.8%

Although remediation of the requirements of the Consent Arrangement is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase core mission activity. In adopting this approach, in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased the amount of core mission investments, such as state housing agency bonds. The dollar cap on investments, an operating target which may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and payment of dividends on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could have an adverse effect on our business, including our financial condition and results of operations.
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
Capital Concentration
As of March 31, 2013 and December 31, 2012, one member and one former member, Bank of America Oregon, N.A. and JPMorgan Chase Bank, N.A. (formerly Washington Mutual Bank, F.S.B.), held a combined total of 49.0% of our total outstanding capital stock, including mandatorily redeemable capital stock. In March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, BANA, and on April 1, 2013, the merger was completed. As a result, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Class B capital stock totaling $584.1 million was transferred from equity to mandatorily redeemable capital stock liability on April 1, 2013.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability when a member requests redemption of excess capital stock, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. On a quarterly basis, we evaluate the excess capital stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.

The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$51,531	$762,866
One year through two years	—	27,414
Two years through three years	—	28,859
Three years through four years	—	18,100
Four years through five years	—	55,983
Past contractual redemption date due to remaining activity (1)	604	7,448
Past contractual redemption date due to regulatory action (2)	18,652	253,371
Total	$70,787	$1,154,041

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates. Year of redemption assumes payments of advances and mortgage loans at final maturity.

(2)	See "Capital Classification" and "Consent Arrangement" above for discussion of the Seattle Bank's restrictions on redemptions and repurchases of capital stock.

The balance in mandatorily redeemable capital stock is primarily due to the transfer of Washington Mutual Bank, F.S.B.'s capital stock due to its acquisition by JPMorgan Chase Bank, N.A., a nonmember. Of the Class A and Class B mandatorily redeemable capital stock shown in the table above, this former member's stock comprises $838,000 of the Class A balance and $750.8 million of the Class B balance.

Retained Earnings
Joint Capital Enhancement Capital Agreement (Capital Agreement)
In 2011, each of the 12 FHLBanks entered into the Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends. We allocated $3.1 million of our first quarter 2013 net income to restricted retained earnings and $12.6 million to unrestricted retained earnings. As of March 31, 2013 and December 31, 2012, the balance of our restricted retained earnings totaled $42.2 million and $39.0 million and the balance of our unrestricted retained earnings totaled $201.8 million and $189.2 million.
Accumulated Other Comprehensive Loss
The following table provides information regarding the net change in AOCL for the three months ended March 31, 2013 and 2012.

AOCL	Unrealized Gain (Loss) on AFS Securities (Note 2)	Non-credit Portion of OTTI Losses on AFS Securities (Notes 2 and 4)	Non-credit Portion of OTTI Losses on HTM Securities (Notes 3 and 4)	Pension Benefits *	Total AOCL
(in thousands)
Balance, December 31, 2011	$10,998	$(611,152)	$(9,572)	$(886)	$(610,612)
Other comprehensive income (loss) before reclassifications:
Net unrealized loss	(6,897)	—	—	—	(6,897)
Net change in fair value	—	99,375	—	—	99,375
Accretion of non-credit loss	—	—	509	—	509
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	—	1,324	—	—	1,324
Amortization - pension and postretirement	—	—	—	172	172
Net current period other comprehensive income (loss)	(6,897)	100,699	509	172	94,483
Balance, March 31, 2012	$4,101	$(510,453)	$(9,063)	$(714)	$(516,129)
Balance, December 31, 2012	$16,093	$(224,061)	$(17,616)	$(884)	$(226,468)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	8,672	5,368	—	—	14,040
Net change in fair value	—	88,919	—	—	88,919
Accretion of non-credit loss	—	—	818	—	818
Reclassifications from other comprehensive income (loss) to net income:
Net realized gain on securities	—	(903)	—	—	(903)
Non-credit OTTI to credit OTTI	—	342	—	—	342
Amortization - pension and postretirement	—	—	—	15	15
Net current period other comprehensive income	8,672	93,726	818	15	103,231
Balance, March 31, 2013	$24,765	$(130,335)	$(16,798)	$(869)	$(123,237)

*	Amortization of pension and postretirement benefits is recorded in compensation and benefits expense on the statements of income.

Note 11—Fair Value Measurement
The fair value amounts recorded on our statements of condition and in our note disclosures for the periods presented have been determined using available market information and management's best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for certain of our financial instruments, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect our best judgment as to how a market participant would estimate fair values.
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

•
Level 2. Inputs, other than quoted prices within Level 1, that are observable inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Level 2 prices include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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
For instruments carried at fair value, we review the fair value hierarchy classification on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. We had no transfers between fair value hierarchies for the three months ended March 31, 2013 and 2012.

Fair Value Summary Table
The Fair Value Summary Table below does not represent an estimate of the overall market value of the Seattle Bank as a going concern, which estimate would take into account future business opportunities and the net profitability of assets and liabilities. The following tables summarize the carrying value, fair values, and fair values hierarchy of our financial instruments as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,997	$1,997	$1,997	$—	$—	$—
Deposits with other FHLBanks	125	125	125	—	—	—
Securities purchased under agreements to resell	6,500,000	6,500,100	—	6,500,100	—	—
Federal funds sold	6,550,600	6,550,711	—	6,550,711	—	—
AFS securities	4,137,264	4,137,264	—	2,836,763	1,300,501	—
HTM securities	8,254,054	8,313,937	—	7,796,131	517,806	—
Advances	9,966,067	10,073,428	—	10,073,428	—	—
Mortgage loans held for portfolio, net	985,143	1,003,723	—	1,003,723	—	—
Accrued interest receivable	35,052	35,052	—	35,052	—	—
Derivative assets	99,404	99,404	—	313,251	—	(213,847)
Other assets (rabbi trust)	2,955	2,955	2,955	—	—	—
Financial liabilities:
Deposits	(470,212)	(470,205)	—	(470,205)	—	—
Consolidated obligations:
Discount notes (1)	(17,877,607)	(17,877,698)	—	(17,877,698)	—	—
Bonds (2)	(15,151,503)	(15,456,893)	—	(15,456,893)	—	—
Mandatorily redeemable capital stock	(1,224,828)	(1,224,828)	(1,224,828)	—	—	—
Accrued interest payable	(68,525)	(68,525)	—	(68,525)	—	—
Derivative liabilities	(48,798)	(48,798)	—	(317,709)	—	268,911
AHP payable	(19,079)	(19,079)	—	(19,079)	—	—
Commitments:
Commitments to extend credit for advances	(407)	(407)	—	(407)	—	—
Commitments to issue consolidated obligations	—	908,000	—	908,000	—	—

	As of December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$454	$454	$454	$—	$—	$—
Deposit with other FHLBanks	70	70	70	—	—	—
Securities purchased under agreements to resell	5,600,000	5,599,999	—	5,599,999	—	—
Federal funds sold	7,143,200	7,143,348	—	7,143,348	—	—
AFS securities	3,877,964	3,877,964	—	2,584,200	1,293,764	—
HTM securities	8,418,411	8,475,278	—	7,931,056	544,222	—
Advances	9,135,243	9,257,384	—	9,257,384	—	—
Mortgage loans held for portfolio, net	1,059,308	1,077,321	—	1,077,321	—	—
Accrued interest receivable	44,350	44,350	—	44,350	—	—
Derivative assets	105,582	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	2,975	—	—	—
Financial liabilities:
Deposits	(541,408)	(541,407)	—	(541,407)	—	—
Consolidated obligations:
Discount notes (1)	(21,417,653)	(21,418,320)	—	(21,418,320)	—	—
Bonds (2)	(10,496,762)	(10,830,928)	—	(10,830,928)	—	—
Mandatorily redeemable capital stock	(1,186,204)	(1,186,204)	(1,186,204)	—	—	—
Accrued interest payable	(69,172)	(69,172)	—	(69,172)	—	—
Derivative liabilities	(85,893)	(85,893)	—	(352,298)	—	266,405
AHP payable	(18,330)	(18,330)	—	(18,330)	—	—
Commitments:
Commitments to extend credit for advances	(421)	(421)	—	(421)	—	—
Commitments to issue consolidated obligations	—	249,907	—	249,907	—	—

(1)	Includes $1.4 billion and $1.3 billion of consolidated obligation discount notes recorded under the fair value option as of March 31, 2013 and December 31, 2012.

(2)
Includes $750.0 million and $500.0 million of consolidated obligation bonds recorded under the fair value option as of March 31, 2013 and December 31, 2012 and $12.5 billion and $8.0 billion of hedged consolidated obligation bonds recorded at fair value as of March 31, 2013 and December 31, 2012.

Valuation Techniques and Significant Inputs
Outlined below are our valuation methodologies that involve Level 3 measurements or that have been enhanced during the first quarter of 2013. See Note 17 in our 2012 Financial Statements in our 2012 10-K for information concerning valuation techniques and significant inputs for our other financial assets and financial liabilities.
Investment Securities—MBS
For our MBS investments, our valuation technique incorporates prices from up to four designated third-party pricing vendors. These pricing vendors use proprietary models that generally employ, but are not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Seattle Bank.
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
As of March 31, 2013, four prices were received for a majority of our MBS and the final prices for those securities were computed by averaging the prices received as discussed above. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or in those instances where there were outliers or significant yield variances, our additional analyses), we believe our final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and, given the lack of significant market activity for PLMBS, that the fair value measurements of these securities are classified appropriately as Level 3 within the fair value hierarchy.
As an additional step, we reviewed the final fair value estimates of our PLMBS holdings as of March 31, 2013 for reasonableness using an implied yield test. We calculated an implied yield for each of our PLMBS using the estimated fair value derived from the process described above and the security's projected cash flows from the FHLBanks' OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.

Fair Value Measurements
The following tables present, for each hierarchy level, our assets and liabilities that are measured at fair value on a recurring or non-recurring basis on our statements of condition as of March 31, 2013 and December 31, 2012. We measure TDRs, REO, and certain HTM securities at fair value on a non-recurring basis. These assets are subject to fair value adjustments only in certain circumstances (e.g., when there is an OTTI recognized).

	As of March 31, 2013
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,300,501	$—	$—	$1,300,501	$—
Other U.S. agency obligations	1,691,158	—	1,691,158	—	—
GSE obligations	1,145,605	—	1,145,605	—	—
Derivative assets (interest-rate related)	99,404	—	313,251	—	(213,847)
Other assets (rabbi trust)	2,955	2,955	—	—	—
Total recurring assets at fair value	$4,239,623	$2,955	$3,150,014	$1,300,501	$(213,847)
Consolidated obligations:
Discount notes	$(1,349,802)	$—	$(1,349,802)	$—	$—
Bonds	(749,979)	—	(749,979)	—	—
Derivative liabilities (interest-rate related)	(48,798)	—	(317,709)	—	268,911
Total recurring liabilities at fair value	$(2,148,579)	$—	$(2,417,490)	$—	$268,911
Non-recurring fair value measurements:
Mortgage loans (TDRs)	$2,208	$—	$2,208	$—	$—
REO	497	—	497	—	—
Total non-recurring assets at fair value	$2,705	$—	$2,705	$—	$—

	As of December 31, 2012
Fair Value Measurements	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
Recurring fair value measurements:
AFS securities:
PLMBS	$1,293,764	$—	$—	$1,293,764	$—
Other U.S. agency obligations	1,166,918	—	1,166,918	—	—
GSE obligations	1,417,282	—	1,417,282	—	—
Derivative assets (interest-rate related)	105,582	—	332,709	—	(227,127)
Other assets (rabbi trust)	2,975	2,975	—	—	—
Total recurring assets at fair value	$3,986,521	$2,975	$2,916,909	$1,293,764	$(227,127)
Consolidated obligations:
Discount notes	$(1,249,442)	$—	$(1,249,442)	$—	$—
Bonds	(499,986)	—	(499,986)	—	—
Derivative liabilities (interest-rate related)	(85,893)	—	(352,298)	—	266,405
Total recurring liabilities at fair value	$(1,835,321)	$—	$(2,101,726)	$—	$266,405
Non-recurring fair value measurements:
HTM securities	$57,705	$—	$—	$57,705	$—
REO	2,703	—	2,703	—	—
Total non-recurring assets at fair value	$60,408	$—	$2,703	$57,705	$—

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

The following table presents a reconciliation of our AFS PLMBS that are measured at fair value on our statements of condition on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.

	AFS PLMBS
	For the Three Months Ended March 31,
Fair Value Measurements Using Significant Unobservable Inputs	2013	2012
(in thousands)
Balance, beginning of period	$1,293,764	$1,269,399
Gain on sale of AFS securities	903	—
OTTI credit loss recognized in earnings	(342)	(1,324)
Credit loss accretion and related interest income	3,944	—
Unrealized gains in AOCL	93,726	100,699
Sales	(41,799)	—
Settlements	(49,695)	(56,731)
Balance, end of period	$1,300,501	$1,312,043

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
We have elected, on an instrument-by-instrument basis, the fair value option of accounting for certain of our consolidated obligation bonds and discount notes with original maturities of one year or less for operational ease or to assist in mitigating potential statement of income volatility that can arise from economic hedging relationships. For the latter, prior to entering into a short-term consolidated obligation trade, we perform a preliminary evaluation of the effectiveness of the bond or discount note and the associated interest-rate swap. If the analysis indicates that the potential hedging relationship will exhibit excessive ineffectiveness, we elect the fair value option on the consolidated obligation bond or discount note. The interest-rate risk associated with using fair value only for the derivative is the primary reason that we have elected the fair value option for these instruments.
The following table presents the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013		2012
Financial Instruments on Which Fair Value Option Has Been Elected	Bonds	Discount Notes	Bonds
(in thousands)
Balance, beginning of the period	$499,986	$1,249,442	$500,014
New transactions elected for fair value option	250,000	100,000	—
Net change in fair value adjustments on financial instruments held under fair value option	(7)	429	(17)
Change in accrued interest/unaccreted balance	—	(69)	100
Balance, end of the period	$749,979	$1,349,802	$500,097

For items recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization are recorded as part of net interest income on the statements of income. The changes in fair value for instruments on which the fair value option has been elected are recorded as “net (loss) gain on financial instruments held under fair value option” in the statements of income. The change in fair value does not include changes in instrument-specific credit risk. We determined that no adjustments to the fair values of our consolidated obligation bonds and discount notes recorded under the fair value option for credit risk were necessary as of March 31, 2013.

The following table presents the difference between the aggregate unpaid balance outstanding and the aggregate fair value for consolidated obligation bonds and discount notes, as applicable, for which the fair value option has been elected as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,350,000	$1,349,802	$(198)
Consolidated obligation bonds	750,000	749,979	(21)
Total	$2,100,000	$2,099,781	$(219)

	As of December 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation discount notes	$1,250,000	$1,249,442	$(558)
Consolidated obligation bonds	500,000	499,986	(14)
Total	$1,750,000	$1,749,428	$(572)

Note 12—Transactions with Related Parties and Other FHLBanks
Transactions with Members
The Seattle Bank is a cooperative and our members own the majority of our outstanding capital stock. Former members and certain nonmembers own the remaining capital stock and are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our Capital Plan or regulatory requirements (see Note 10 for additional information).
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
For member transactions related to concentration of investments in AFS securities purchased from members or affiliates of certain members, see Note 2; HTM securities purchased from members or affiliates of members, see Note 3; concentration associated with advances, see Note 5; concentration associated with mortgage loans held for portfolio, see Note 6; and concentration associated with capital stock, see Note 10.
Transactions with Related Parties
For purposes of these financial statements, we define related parties as those members and former members and their affiliates with capital stock outstanding in excess of 10% of our total outstanding capital stock and mandatorily redeemable capital stock. We also consider entities where a member or an affiliate of a member has an officer or director who is a director of the Seattle Bank to meet the definition of a related party. Transactions with such members are entered into in the normal course of business and are subject to the same eligibility and credit criteria and the same terms and conditions as other similar transactions, and we do not believe that they involve more than the normal risk of collectability. The Board has imposed certain restrictions on the repurchase of capital stock held by members who have officers or directors on our Board.

The following tables set forth significant outstanding balances as of March 31, 2013 and December 31, 2012, and the income effect for the three months ended March 31, 2013 and 2012, on related party transactions.

Balances with Related Parties	As of March 31, 2013	As of December 31, 2012
(in thousands)
Assets:
Securities purchased under agreements to resell	$3,000,000	$1,250,000
Federal funds sold	200,000	476,000
AFS securities	479,200	503,121
HTM securities	179,223	190,486
Advances (par value)	4,019,546	2,781,750
Mortgage loans held for portfolio	764,083	821,652
Liabilities and capital:
Deposits	6,298	7,656
Mandatorily redeemable capital stock	829,980	843,089
Class B capital stock	651,503	657,039
Class A capital stock	1,272	1,658
AOCL	(50,839)	(85,088)
Other:
Notional amount of derivatives	8,505,455	5,738,243

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2013	2012
(in thousands)
Income (loss):
Advances, net *	$(5,116)	$(3,121)
Securities purchased under agreements to resell	651	237
Federal funds sold	179	—
AFS securities	2,478	5,624
HTM securities	759	1,119
Mortgage loans held for portfolio	9,879	11,951
Net OTTI credit loss	(158)	(1,324)
Total	$8,672	$14,486

*	Includes prepayment fee income and the effect of associated derivatives with related parties or their affiliates hedging advances with both related parties and non-related parties.

Transactions with Other FHLBanks
From time to time, the Seattle Bank may lend to or borrow from other FHLBanks on a short-term uncollateralized basis. We had no transactions with other FHLBanks during the three months ended March 31, 2013 and 2012.
As of March 31, 2013 and December 31, 2012, we had $125,000 and $70,000 on deposit with the FHLBank of Chicago for shared FHLBank System expenses.
We may, from time to time, transfer to or assume from another FHLBank the outstanding primary liability of another FHLBank rather than have new debt issued on our behalf by the Office of Finance. For information on debt transfers to or from other FHLBanks, see Note 9.

Note 13—Commitments and Contingencies
Consolidated obligations, consisting of consolidated obligation bonds and consolidated obligation discount notes, are backed only by the financial resources of the FHLBanks. The joint and several liability regulation of the Finance Agency authorizes it to require any FHLBank to repay all or a portion of the principal and interest on consolidated obligations for which another FHLBank is the primary obligor. For a discussion of the joint and several liability regulation, see Note 12 in our 2012 Financial Statements included in our 2012 10-K. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2013 and through the filing date of this report, we do not believe that it is probable that we will be asked to do so. The par amounts of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $666.0 billion and $687.9 billion as of March 31, 2013 and December 31, 2012.
The following table summarizes our commitments outstanding that are not recorded on our statements of condition as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013			As of December 31, 2012
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$447,564	$12,469	$460,033	$516,871
Commitments to fund additional advances	65,000	—	65,000	—
Unsettled consolidated obligation bonds, at par (2)	1,830,000	—	1,830,000	250,000
Unsettled consolidated discount notes, at par	815,000	—	815,000	—
Other commitments (3)	227,050	—	227,050	—
Total	$3,384,614	$12,469	$3,397,083	$766,871

(1)	Excludes unconditional commitments to issue standby letters of credit of $10.0 million and $16.0 million as of March 31, 2013 and December 31, 2012.

(2)	As of March 31, 2013 and December 31, 2012, $1.8 billion and $250.0 million of our unsettled consolidated obligation bonds were hedged with unsettled interest rate swaps.

(3)	Includes commitments to purchase state housing bonds as of March 31, 2013.

We had unsettled interest-exchange agreements with a notional amount of $1.8 billion and $250.0 million as of March 31, 2013 and December 31, 2012.
Commitments to Extend Credit
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Seattle Bank and a member. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. As of March 31, 2013, the original terms of our outstanding standby letters of credit, including related commitments, ranged from 63 days to 7 years, including a final expiration of 2017. In addition, we enter into commitments that legally bind us to fund additional advances. These commitments generally are for periods of up to 12 months. Unearned fees for standby letter of credit-related transactions are recorded in "other liabilities" and totaled $161,000 and $246,000 as of March 31, 2013 and December 31, 2012. We monitor the creditworthiness of our standby letters of credit based on an evaluation of our members and have established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on our analyses and collateral requirements, we do not consider it necessary to record an allowance for credit losses on these commitments.
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
Further discussion of other commitments and contingencies is provided in Notes 5, 8, 9, 10, and 12.

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

•
our ability to attract new members and our existing members' willingness to purchase new or additional capital stock or to transact business with us, which may be adversely affected by, among other things, concerns about our ability to successfully meet the requirements of the Consent Arrangement, our inability to repurchase or redeem capital stock or pay dividends without Finance Agency approval, availability of more favorable funding alternatives, concerns about additional OTTI losses on our PLMBS and the negative impact this may have on our future earnings and financial condition, or willingness of our members' regulators to view Federal Home Loan Bank (FHLBank) advances as a reliable source of liquidity;

•
our failure to identify, manage, mitigate, or remedy risks that could adversely affect our operations, including, among others, our market, liquidity, operational, regulatory compliance, credit and collateral management, information technology, and internal controls;

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

Overview
This discussion and analysis reviews our financial condition as of March 31, 2013 and December 31, 2012 and our results of operations for the three months ended March 31, 2013 and 2012. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2013 and 2012 included in "Part I. Item 1. Financial Statements" in this report as well as our annual report on Form 10-K for the year ended December 31, 2012 (2012 10-K). Our financial condition as of March 31, 2013 and our results of operations for the three months ended March 31, 2013 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2013 or for any other future dates or periods.
The Seattle Bank, one of 12 federally chartered FHLBanks, is a member-owned financial cooperative that serves regulated depositories, insurance companies, and community development financial institutions located within our region. Like other FHLBanks, our mission is to provide access to liquidity and funding to members and eligible non-shareholder housing associates, so they can meet the housing and other credit needs of their communities. We further fulfill our mission of supporting housing finance and economic development by investing in mortgage-backed securities (MBS) and debt obligations that increase our core mission activity (CMA) (which includes assets, including advances, housing finance agency obligations, and acquired member assets, such as mortgage loans, as well as letters of credit) and provide for a profitable and stable cooperative. We also provide, through our members and other entities, direct subsidy grants and low- or no-interest loans to benefit individuals and communities in need.
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

Financial Condition and Results - First Quarter 2013 Highlights
2013 Market Conditions
Although the overall U.S. economy remained somewhat fragile during first quarter 2013, U.S. economic indicators generally reflected the improving trends that began in 2012. Among other things, favorable trends included improvements or stabilization in regional housing prices, declines in inventories of unsold properties, and improvements in U.S. employment statistics. However, credit market volatility remained elevated during first quarter 2013, due in part to investor uncertainty related to the impact of automatic spending cuts to federal government programs (i.e., sequestration), U.S. and European Union sovereign debt levels, and continued concerns over the global economic recovery.
As throughout 2012, interest rates remained very low during first quarter 2013, with the Federal Reserve issuing guidance in May 2013 that it continues to anticipate that the current very low federal funds rate will be appropriate for, among other things, at least as long as the unemployment rate remains above 6.5% and inflation remains below 2.5%. The Federal Reserve also continued to purchase medium- and longer-term MBS during the first quarter 2013. These purchases, in combination with a demand for higher-quality investments resulting from increased credit market volatility, reduced the supply of MBS and other high-quality investments in the market and generally compressed the yields on these investments. These actions and the possibility of additional governmental actions have placed, and are expected to continue to place, downward pressure on interest rates, especially longer-term interest rates. In addition, although mortgage interest rates continued to be very low, borrowing and lending activity remained weak during first quarter 2013.
Although delinquency and foreclosure rates on mortgage loans and inventories of unsold properties remain high, the U.S. housing market continued to improve during first quarter 2013, with many areas in the U.S. experiencing stabilization or increases in housing prices and other housing indicators showing favorable trends. As a result, the market value of many PLMBS improved, including those owned by the Seattle Bank, and in general, OTTI credit losses were relatively low in first quarter 2013.
Financial Condition and Operating Results
As of March 31, 2013, we had total assets of $36.6 billion, total outstanding regulatory capital stock of $2.7 billion, and retained earnings of $243.9 million, compared to total assets of $35.4 billion, total outstanding regulatory capital stock of $2.8 billion, and retained earnings of $228.2 million as of December 31, 2012.
Our outstanding advances increased to $10.0 billion as of March 31, 2013, from $9.1 billion as of December 31, 2012, due primarily to increased advance activity with our largest member. This member, Bank of America Oregon, N.A., notified the Seattle Bank in March 2013 that, as a result of a corporate restructuring, it would be withdrawing from membership with the Seattle Bank in April 2013, and did withdraw from membership, effective April 1, 2013. In general, our members continued to experience high levels of retail deposits and low borrowing and lending activity, which continued to depress their demand for wholesale funding, including FHLBank advances. As of March 31, 2013, our investments increased slightly to $25.4 billion, from $25.0 billion, as of December 31, 2012.
We recorded $15.7 million of net income for the three months ended March 31, 2013, an increase of $2.8 million from the same period in 2012. The increase in net income was primarily due to higher net interest income and lower credit-related losses on our PLMBS determined to be other-than-temporarily impaired. Net interest income for first quarter 2013 increased to $34.3 million from $23.2 million for the same period in 2012, primarily due to lower funding costs and changes in our investment mix, as we have shifted a portion of our assets from short-term unsecured investments to higher-yielding longer-term secured investments. In addition, income from investments in first quarter 2013 was higher than for the same period in 2012 due to lower premium amortization on our available-for-sale (AFS) securities, a number of which matured in late 2012. While decreasing net interest income by $9.8 million for the three months ended March 31, 2012, the first quarter 2012 amortization was offset in non-interest income by a $10.1 million gain on the derivatives hedging those securities. Net interest income in first quarter 2013 was negatively affected by lower income from advances and mortgage loans, as compared to the same period in 2012.
We recorded $342,000 and $1.3 million of additional credit losses on our PLMBS for the three months ended March 31, 2013 and 2012. We recorded gains on derivatives and hedging activities of $611,000 for the three months ended March 31, 2013, compared to $12.0 million for the same period in 2012. The decrease in gains was primarily due to the effect of the interest-rate swaps hedging certain of our AFS securities, as noted above, and market value changes in our fair value hedging transactions.

Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain financial and operational thresholds, we may, with Finance Agency approval, begin repurchasing capital stock at par value. In September 2012, with Finance Agency approval, we implemented a modest quarterly excess capital stock repurchase program and repurchased $24.1 million of excess stock under that program in first quarter 2013, as well as repurchasing an additional $1.4 million of excess capital stock originally purchased after October 26, 2010 to support advance activity stock requirements.
In addition, the Consent Arrangement provides that we may again be in a position to redeem certain capital stock and begin paying dividends once we: (i) achieve and maintain certain financial and operational metrics; (ii) remediate certain concerns regarding our oversight and management, asset quality, capital adequacy and retained earnings, risk management, compensation practices, examination findings, and information technology; and (iii) return to a safe and sound condition as determined by the Finance Agency. The Consent Arrangement also requires us to meet and maintain certain minimum financial metrics at each quarter-end. These financial metrics relate to our retained earnings, accumulated other comprehensive loss (AOCL), and the ratio of market value of equity to par value of capital stock (MVE to PVCS ratio). With the exception of the retained earnings requirement under the Consent Arrangement as of June 30, 2011, we have met all minimum financial metrics since December 31, 2010.
The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of March 31, 2013, December 31, 2012, and September 30, 2010 (the quarter-end prior to entering into the Consent Arrangement).

	As of	As of	As of
	March 31, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$243,945	$228,236	$76,835
AOCL	$(123,237)	$(226,468)	$(770,317)
MVE to PVCS ratio	100.1%	95.1%	67.8%
Although remediation of the Consent Arrangement requirements is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase our CMA assets. In adopting this approach, in late March 2012, we implemented, and have maintained, a dollar cap on our investments and have increased our investments in CMA assets, such as state housing agency bonds. The dollar cap on investments, an operating target that may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
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
Seattle Bank Goals
We are committed to fulfilling the goals that support our return to normal operations (defined as being able to repurchase excess stock, redeem stock on its statutory schedule, and pay dividends). These goals include:

•	Fulfilling our mission by addressing the needs of our members.

•	Maintaining our financial viability and improving our risk profile, while gradually transitioning to a business model focused on advances and other CMA assets.

•	Improving our infrastructure to increase operational efficiency and effectiveness.

•	Developing and implementing a plan to attract, retain, and develop a high-performance workforce.

•	Developing and strengthening relationships with banking and housing industry stakeholders and encouraging their advocacy on behalf of the cooperative and the FHLBank System.
We track our progress toward our goals using a number of key metrics, including retained earnings, AOCL, and MVE to PVCS ratio, return on PVCS vs. one-month LIBOR, and our CMA-assets-to-total assets ratio.
As noted above, we continued to make progress on our key metrics, with our retained earnings, AOCL, and MVE to PVCS ratio improving significantly, primarily due to increases in the fair values of AFS securities determined to be other-than-temporarily impaired and our first quarter 2013 net income. In addition, our annualized return on PVCS for the three months ended March 31, 2013 was 2.31% compared to average annual one-month LIBOR of 0.20%. The annualized return on PVCS for the three months ended March 31, 2012 was 1.86%, compared to average annual one-month LIBOR of 0.26%. Our CMA assets- to- total assets ratio was 34.1% and 32.2% as of March 31, 2013 and December 31, 2012. We believe measuring and increasing our CMA assets as a percentage of our total assets will maintain our focus on our core business and mission.
For the remainder of 2013, we expect to face a number of continuing challenges, including low advance volumes, the loss of our largest borrower, Bank of America Oregon, N.A., the possibility of deterioration in our PLMBS portfolio, and the need to address certain regulatory requirements resulting from, among other things, the Consent Arrangement. However, we will continue to execute on opportunities to strengthen our balance sheet, maintain our focus on our mission and business goals, and minimize our financial and other risks.
Recent Legislative and Regulatory Developments
The legislative and regulatory environments in which the FHLBanks operate continue to undergo rapid change, driven primarily by new regulations implementing reforms specified in the Housing and Economic Recovery Act of 2008 (Housing Act), enacted in 2008, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010. We expect the Housing Act and the Dodd-Frank Act, as well as future changes in housing finance and GSE reform, to result in further changes to this environment. Our business operations, funding costs, rights and obligations, and the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the three months ended March 31, 2013 are summarized below.
Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies
The Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance effective May 11, 2012, on the standards and procedures the Oversight Council will employ in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to make such a company subject to certain prudential standards. The guidance issued with this final rule provides that the Oversight Council expects to use the following process in making its determinations:

•
A first stage identifying nonbank financial companies with $50 billion or more of total consolidated assets (as of March 31, 2013, we had $36.6 billion in total assets) and that exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2013, we had $33.0 billion in total outstanding consolidated obligations, our principal form of debt);

•
A second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and industry and company-specific qualitative factors; and

•	A third stage analyzing the subject nonbank financial company using information collected directly from such company.
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

On April 5, 2013, the Federal Reserve published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities." The final rule provides that a company is “predominantly engaged in financial activities” and thus a “nonbank financial company” if:

•
as determined in accordance with applicable accounting standards, (1) the consolidated annual gross financial revenues of the company in either of its two most recently completed fiscal years represent 85% or more of the company's consolidated annual gross revenues in the applicable fiscal year, or (2) the company's consolidated total financial assets as of the end of either of its two most recently completed fiscal years represent 85% or more of the company's consolidated total assets as of the end of the applicable fiscal year; or

•
based on all the facts and circumstances, it is determined by the Oversight Council, with respect to the definition of a “nonbank financial company,” or the Federal Reserve, with respect to the definition of a “significant nonbank financial company,” that (1) the consolidated annual gross financial revenues of the company represent 85% or more of the company's consolidated annual gross revenues, or (2) the consolidated total financial assets of the company represent 85% or more of the company's consolidated total assets.

Under the final rule, each of the FHLBanks could be a nonbank financial company.
The final rule also defines the terms "significant nonbank financial company" to mean (1) any nonbank financial company supervised by the Federal Reserve; and (2) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year; and (3) "significant bank holding company" as ''any bank holding company or company that is, or is treated in the United States as, a bank holding company, that had $50 billion or more in total consolidated assets as of the end of the most recently completed calendar year.''
If an FHLBank is designated for supervision by the Federal Reserve (and therefore becomes a significant nonbank financial company), the designated FHLBank would be subject to increased supervision and oversight as described above.
Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform
The Oversight Council has requested comments on its proposed recommendations for addressing the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by the structural reforms ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access, adversely impacting our results of operations. Comments on the proposed recommendations were due February 15, 2013.
Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages (QMs)
In January 2013, the CFPB issued a final rule, effective January 14, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable "safe harbor" from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements to be considered a QM. QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, The Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment and monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued these standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first-lien balloon mortgage loans that they offer as QM mortgages. The QM liability safe harbor could provide incentives to lenders, including the FHLBanks' members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. Comments were due February 25, 2013.
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
Basel Committee on Banking Supervision (Basel Committee) - Liquidity Framework
On January 6, 2013 the Basel Committee announced amendments to the Basel liquidity standards, including the Liquidity Coverage Ratio (LCR). The amendment includes the following: (1) revisions to the definition of high-quality liquid assets (HQLA) and net cash outflows; (2) a timetable for phase-in of the standard; (3) a reaffirmation of the usability of the stock of liquid assets in periods of stress, including during the transition period; and (4) an agreement for the Basel Committee to conduct further work on the interaction between the LCR and the provision of central bank facilities. Under the amendment, the LCR buffer would be set at 60% of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100% four years later. The definition of HQLA has been amended to expand the eligible assets, including residential mortgage assets. In late February 2013, it was reported that U.S. banking regulators expect to customize the Basel III liquidity rules and expect to issue their final rules later in 2013.

Selected Financial Data

The following selected financial data for the Seattle Bank should be read in conjunction with “Part I. Item 1. Financial Statements,” included in this report, as well as the 2012 10-K, including the 2012 Financial Statements.

Selected Financial Data	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
(in millions, except percentages)
Statements of Condition (at period end)
Total assets	$36,564	$35,420	$35,641	$36,370	$36,273
Investments (1)	25,442	25,039	25,322	25,441	25,500
Advances	9,966	9,135	8,963	9,562	9,343
Mortgage loans held for portfolio, net (2)	985	1,060	1,131	1,203	1,277
Deposits and other borrowings	470	541	461	419	340
Consolidated obligations:
Discount notes	17,877	21,417	20,390	16,418	13,112
Bonds	15,152	10,497	11,898	16,631	19,928
Total consolidated obligations	33,029	31,914	32,288	33,049	33,040
Mandatorily redeemable capital stock	1,225	1,187	1,202	1,124	1,061
Affordable Housing Program (AHP) payable	19	19	17	16	14
Capital stock:
Class A capital stock - putable	55	109	114	119	119
Class B capital stock - putable	1,454	1,463	1,465	1,562	1,621
Total capital stock	1,509	1,572	1,579	1,681	1,740
Retained earnings:
Unrestricted	202	189	172	161	143
Restricted	42	39	35	32	27
Total retained earnings	244	228	207	193	170
AOCL	(124)	(227)	(324)	(510)	(516)
Total capital	1,629	1,573	1,462	1,364	1,394

Statements of Income (for the quarter ended)
Interest income	$71	$79	$75	$81	$81
Net interest income after (benefit) provision for credit losses	34	39	34	30	23
Other income (loss)	2	1	—	13	10
Other expense	18	17	18	17	19
Income before assessments	18	23	16	26	14
Assessments	2	2	2	3	1
Net income	16	21	14	23	13
Financial Statistics (for the quarter ended)
Return on average equity	3.90%	5.57%	3.75%	6.68%	3.89%
Return on average assets	0.18%	0.23%	0.15%	0.25%	0.14%
Average equity to average assets	4.55%	4.20%	4.02%	3.77%	3.62%
Regulatory capital ratio (3)	8.14%	8.43%	8.38%	8.24%	8.19%
Net interest margin (4)	0.36%	0.41%	0.34%	0.33%	0.25%

(1)	Investments include federal funds sold, securities purchased under agreements to resell, AFS and held-to-maturity (HTM) securities, and loans to other FHLBanks.
(2)
Mortgage loans held for portfolio, net includes allowance for credit losses of $2.2 million, $2.3 million, $3.1 million for the quarters ended March 31, 2013, December 31, 2012, and September 30, 2012, and $5.7 million for the quarters ended June 30, 2012 and March 31, 2012.

(3)
Regulatory capital ratio is defined as period-end regulatory capital (i.e., permanent capital, Class A capital stock, and general allowance for losses) expressed as a percentage of period-end total assets.

(4)	Net interest margin is defined as net interest income for the period, expressed as a percentage of average earning assets for the period.

Financial Condition as of March 31, 2013 and December 31, 2012
Our assets principally consist of advances, investments, and mortgage loans. Our advance balance and our advances as a percentage of total assets as of March 31, 2013 increased to $10.0 billion, from $9.1 billion as of December 31, 2012, and to 27.3% from 25.8%. As of March 31, 2013, our investments increased slightly to $25.4 billion, from $25.0 billion as of December 31, 2012. The balance of our mortgage loans outstanding continued to decline due to receipt of principal payments.
The following table summarizes our major categories of assets as a percentage of total assets as of March 31, 2013 and December 31, 2012.

	As of	As of
Major Categories of Assets as a Percentage of Total Assets	March 31, 2013	December 31, 2012
(in percentages)
Advances *	27.3	25.8
Investments:
Short-term	35.7	36.7
CMA investments *	2.9	2.0
Other medium-/long-term	31.0	32.0
Subtotal	69.6	70.7
Mortgage loans *	2.7	3.0
Other assets	0.4	0.5
Total	100.0	100.0

*
CMA assets. These assets also include letters of credit, which represented 1.3% and 1.4% of total assets as of March 31, 2013 and December 31, 2012. Our ratio of CMA assets to total assets as of March 31, 2013 and December 31, 2012 was 34.1% and 32.2%.

We obtain funding to support our business primarily through the issuance, by the Office of Finance as our agent, of debt securities in the form of consolidated obligations. To a significantly lesser extent, we also rely on member deposits and on the issuance of our capital stock to our members in connection with their membership and their utilization of our products.
The following table summarizes our major categories of liabilities and total capital as a percentage of total liabilities and capital as of March 31, 2013 and December 31, 2012.

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	March 31, 2013	December 31, 2012
(in percentages)
Consolidated obligations	90.3	90.1
Deposits	1.3	1.6
Other liabilities *	3.9	3.9
Total capital	4.5	4.4
Total	100.0	100.0

*	Mandatorily redeemable capital stock, representing 3.3% of total liabilities and capital as of March 31, 2013 and December 31, 2012, is recorded in other liabilities.

We discuss the material changes in each of our principal categories of assets and liabilities and our capital stock in more detail below.

Advances
Advances increased by 9.1%, to $10.0 billion as of March 31, 2013, from $9.1 billion as of December 31, 2012, due primarily to increased advance activity with our largest member. In general, our members continued to experience high levels of retail deposits and low borrowing and lending activity, which continued to depress their demand for wholesale funding, including FHLBank advances.

The following table summarizes the par value of our advances outstanding by member type as of March 31, 2013 and December 31, 2012.

	As of	As of
Par Value of Advances by Member Type	March 31, 2013	December 31, 2012
(in thousands)
Commercial banks	$6,478,647	$5,525,451
Thrifts	2,631,622	2,693,411
Credit unions	376,955	405,012
Total member advances	9,487,224	8,623,874
Housing associates	1,703	1,987
Nonmember borrowers	248,149	255,278
Total par value of advances	$9,737,076	$8,881,139

A large percentage of our advances is held by a limited number of borrowers. Changes in this group's borrowing decisions and ability to continue borrowing have affected and can still significantly affect the amount of our advances outstanding. We expect that our advances will be concentrated with our largest borrowers for the foreseeable future.
In March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, Bank of America, N.A. (BANA), and on April 1, 2013, the merger was completed. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. Approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances mature in 2015 and 2016.
The following table provides the par value of advances and percent of total par value of outstanding advances of our top five borrowers (at the holding company level) as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Top Five Borrowers by Holding Company Advances Outstanding *	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Bank of America Corporation	$3,833,622	39.4	$2,590,631	29.1
Washington Federal, Inc.	1,930,000	19.8	1,880,000	21.2
Glacier Bancorp, Inc.	797,004	8.2	992,013	11.2
Sterling Financial Corporation	539,973	5.5	604,027	6.8
Umpqua Holdings Corporation	245,017	2.5	Not in top 5	Not in top 5
HomeStreet, Inc.	Not in top 5	Not in top 5	259,090	2.9
Total	$7,345,616	75.4	$6,325,761	71.2

*
Due to the number of member institutions that are part of larger holding companies, we believe this aggregation provides greater visibility into borrowing activity at the Seattle Bank than would a listing of advances by individual member institutions.

As of March 31, 2013 and December 31, 2012, the weighted-average remaining term-to-maturity of the advances outstanding to our top five borrowers as listed above was approximately 39 and 29 months, with the increase primarily due to new Bank of America Oregon, N.A. advances.
Fixed interest-rate and structured advances (i.e., advances that include optionality) as a percentage of total par value of advances decreased to 61.2% as of March 31, 2013, compared to 98.8% as of December 31, 2012. The percentage of our outstanding advances maturing in one year or less decreased to 22.0%, or $2.1 billion, as of March 31, 2013, from 50.1%, or $4.5 billion, as of December 31, 2012, while advances with one-to-three year terms-to-maturity increased. The changes in our advance portfolio's interest-rate payment terms and term-to-maturity are primarily due to borrowing of variable interest-rate advances in first quarter 2013 by our largest member.

The following table summarizes our advance portfolio by product type as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Advances Outstanding by Product Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management	$19,400	0.2	$76,265	0.9
Adjustable interest-rate	3,760,000	38.6	22,500	0.2
Fixed interest-rate advances:
Non-amortizing	3,845,408	39.5	6,248,296	70.4
Amortizing	318,452	3.3	337,262	3.8
Structured advances:
Putable:
Non-knockout	942,516	9.7	1,365,516	15.4
Knockout	310,000	3.2	310,000	3.5
Capped floater	10,000	0.1	10,000	0.1
Floating-to-fixed convertible *	70,000	0.7	75,000	0.8
Symmetrical prepayment	461,300	4.7	436,300	4.9
Total par value	$9,737,076	100.0	$8,881,139	100.0

*	These advances have passed their conversion date and have converted to fixed interest rates.

The following table summarizes our advance portfolio by interest payment terms to maturity as of March 31, 2013.

	As of March 31, 2013
Interest Payment Terms to Maturity	Fixed	Variable	Total
(in thousands)
Due in one year or less	$1,358,814	$779,400	$2,138,214
Due after one year	4,588,862	3,010,000	7,598,862
Total par value	$5,947,676	$3,789,400	$9,737,076

The total weighted-average interest rate on our advance portfolio decreased to 1.60% as of March 31, 2013, from 1.78% as of December 31, 2012. The weighted-average interest rate on our portfolio depends upon the term-to-maturity and type of advances within the portfolio, as well as on our cost of funds (which is the basis for our advance pricing).
Member Demand for Advances
Many factors affect the demand for advances, including changes in credit markets, interest rates, collateral availability, and our members' liquidity and wholesale funding needs. Our members regularly evaluate their other funding options relative to our advance products and pricing. During the three months ended March 31, 2013, many of our members continued to have less need for our advances as they experienced among other things, high levels of retail customer deposits and continued low borrowing and lending activity.
We periodically review our advance pricing structure to determine whether it remains competitive and complies with regulatory requirements. Our current advance pricing structure includes differential pricing and posted-rate pricing, including window and auction pricing. The differential pricing option, under which borrowers can request an advance rate lower than our posted rates, is administered by specified bank employees within parameters established by our asset and liability management committee (consisting of Seattle Bank employees) under authority delegated by our president and chief executive officer and overseen by the Board of Directors (Board). Under the auction funding option, borrowers can generally borrow at a lower interest rate than the posted rates. Auction funding is typically available two times per week when the Seattle Bank participates in issuances of consolidated obligation discount notes from the Office of Finance. Borrowers do not know the interest rate of the advance until the auction is complete. We may also offer advance promotions from time to time, where we temporarily lower our posted rates on advances with specific structures.

Our members' use of posted-rate pricing increased during the quarter ended March 31, 2013 compared to the same period in 2012, with an offsetting decrease in differential pricing, due primarily to more favorable pricing execution on the window posted-rate pricing option. Although the use of differentially priced advances declined, these advances comprised the largest percentage of new advances in both periods. The use of differential pricing means that interest rates on our advances may be lower for some members requesting advances within specified criteria than for others, so that we can compete with lower interest rates available to those members that have alternative wholesale or other funding sources. In general, our larger members have more alternative funding sources and are able to access funding at lower interest rates than our smaller members. Overall, we believe that the use of differential pricing has helped to support our advance business and improve our ability to generate net income for the benefit of all of our members.
The following table summarizes our advance pricing as a percentage of new advance activity, excluding cash management advances, for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Advance Pricing	2013	2012
(in percentages)
Differential pricing	72.7	84.6
Posted-rate pricing:
Window	17.8	0.7
Auction	9.5	14.7
Total	100.0	100.0

The demand for advances also may be affected by the manner in which members support their advances with capital stock, our members' ability to have capital stock repurchased or redeemed by us, and the dividends we may pay on our capital stock. In September 2012, we began a modest excess capital stock repurchase program with Finance Agency approval and, in first quarter 2013, we repurchased $24.1 million of excess capital stock through our quarterly program, and have repurchased a total of $72.4 million of excess capital stock since implementing the program. During first quarter 2013, we also repurchased $1.4 million of excess Class B stock which met the following criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances because of this ability to repurchase applicable excess stock before the end of the stated five-year redemption period.
In addition, members utilized the excess stock pool to obtain advances. As of March 31, 2013, $451,000 of outstanding advances were obtained by members using our excess stock pool. See Note 10 in our 2012 Financial Statements in our 2012 Form 10-K for additional information on the excess stock pool. Although we do not believe that the Consent Arrangement, our previous undercapitalized classification, or the restrictions on our repurchasing or redeeming capital stock or paying dividends have adversely affected our ability to meet our members' liquidity and funding needs, they could do so in the future by, among other things, decreasing our members' willingness to use our advances.
Credit Risk
Our credit risk from advances is concentrated in commercial banks and savings institutions. We assign each member institution an internal risk rating based on a number of factors, including levels of non-performing assets, profitability, and capital. Should the financial condition of a borrower decline or become otherwise impaired, we may limit the term to maturity and type of advances available to the borrower or require the borrower to physically deliver collateral or provide additional collateral to us. As of March 31, 2013 and December 31, 2012, 23% and 24% of our borrowers were on the physical possession collateral arrangement, representing 6% and 9% of the par value of our outstanding advances. This arrangement generally reduces our credit risk and allows us to continue lending to borrowers whose financial condition has weakened. We have never incurred a credit loss on an advance. All outstanding advances to members that were merged, acquired, or otherwise resolved by the FDIC or National Credit Union Association (NCUA) were fully collateralized and were prepaid or assumed by the acquiring institution, the FDIC, or the NCUA.
Our members' borrowing capacity with the Seattle Bank depends on the collateral they pledge and is calculated as a percentage of the collateral's value. We periodically evaluate this percentage in the context of the value of the collateral in current market conditions. For collateral pledged by a member deemed to be in "critical" status by our credit review process, we utilize a separate internal collateral valuation screening process to estimate and compare the realizable value of that member's collateral to its outstanding advances as part of our loss reserve analysis for member advances. As of March 31, 2013 and

December 31, 2012, we had unencumbered rights to collateral (i.e., loans and securities), on a borrower-by-borrower basis, with an estimated value in excess of all outstanding extensions of credit.
For additional information on advances, see Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

Investments
We maintain portfolios of short- and medium/long-term investments to help manage liquidity, to maintain leverage and capital ratios, and to generate returns on our capital. Short-term investments generally include overnight and term federal funds sold, securities purchased under agreements to resell, interest-bearing certificates of deposit, and commercial paper. Medium/long-term investments generally include debentures and MBS issued by other GSEs, such as Fannie Mae or Freddie Mac, PLMBS, securities issued or guaranteed by other U.S. government agencies, including the Export-Import Bank of the U.S., securities issued by state or local housing authorities, and, historically, Temporary Liquidity Guarantee Program (TLGP) securities. Our investment securities are classified either as AFS or HTM.
The tables below present the carrying values and yields of our AFS and HTM securities by major security type and contractual maturity, as well as our other short-term investments, as of March 31, 2013 and December 31, 2012. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2013					As of December 31, 2012
Investments by Security Type and Maturity Date	One Year or Less	After One Year Through Five Years	After Five Years Through 10 Years	After 10 Years	Total Carrying Value	Total Carrying Value
(in thousands, except percentages)
AFS securities:
Non-MBS:
Other U.S. agency obligations (1)	$—	$22,339	$29,052	$1,639,767	$1,691,158	$1,166,918
GSE (2)	427,295	222,090	369,443	126,777	1,145,605	1,417,282
Total non-MBS	427,295	244,429	398,495	1,766,544	2,836,763	2,584,200
MBS:
PLMBS	—	—	—	1,300,501	1,300,501	1,293,764
Total AFS securities	$427,295	$244,429	$398,495	$3,067,045	$4,137,264	$3,877,964
Yield on AFS securities	0.54%	0.45%	1.99%	1.12%	1.10%	1.05%
HTM securities:
Non-MBS:
Certificates of deposit	$—	$—	$—	$—	$—	269,000
Other U.S. agency obligations (1)	—	1,866	6,463	12,923	21,252	22,599
GSE (2)	—	—	—	—	—	299,954
State and local housing agency obligations	11,460	146,130	157,155	726,706	1,041,451	708,776
Total non-MBS	11,460	147,996	163,618	739,629	1,062,703	1,300,329
MBS:
Residential:
Other U.S agency obligations (3)	—	11	—	134,405	134,416	141,034
GSE (2)	—	1,587	437,954	5,486,199	5,925,740	6,213,529
PLMBS	—	20,042	56,643	456,793	533,478	577,354
Commercial/multi-family:
GSE (2)	—	—	555,181	42,536	597,717	186,165
Total MBS	—	21,640	1,049,778	6,119,933	7,191,351	7,118,082
Total HTM securities	$11,460	$169,636	$1,213,396	$6,859,562	$8,254,054	$8,418,411
Yield on HTM securities	0.65%	1.19%	0.66%	1.16%	1.09%	1.31%
Securities purchased under agreements to resell	$6,500,000	$—	$—	$—	$6,500,000	$5,600,000
Federal funds sold	6,550,600	—	—	—	6,550,600	7,143,200
Total investments	$13,489,355	$414,065	$1,611,891	$9,926,607	$25,441,918	$25,039,575

(1)
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

(3)	Consists of securities issued by Government National Mortgage Association (Ginnie Mae).

As of March 31, 2013, our investments increased slightly to $25.4 billion, from $25.0 billion as of December 31, 2012. During first quarter 2013, we continued to increase our investments in state housing finance agency obligations, which increased our holdings of CMA assets. As of March 31, 2013, our medium- and longer-term investments decreased to 31.0% of total assets, from 32.0% as of December 31, 2012, primarily due to maturities of non-MBS GSE securities, as shown in the table below.
GSE Debt Obligations
The following table summarizes the carrying value of our investments in GSE debt obligations as of March 31, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Investments in GSE Debt Securities	March 31, 2013	December 31, 2012
(in thousands)
Freddie Mac	$417,037	$418,506
Fannie Mae	177,353	313,006
FFCB	424,437	557,914
TVA	126,778	427,810
Total	$1,145,605	$1,717,236

MBS Investments
Our MBS investments represented 290.5% and 290.1% of our regulatory capital as of March 31, 2013 and December 31, 2012. Finance Agency regulation limits our investments in MBS (including PLMBS) and mortgage-related asset-backed securities (such as those backed by home equity loans or SBA loans) by requiring that the total book value of such securities owned by us on the day we purchase the securities does not exceed 300% of our previous month-end regulatory capital. As of March 31, 2013 and December 31, 2012, our MBS investments included $2.6 billion and $2.9 billion in Freddie Mac MBS and $3.9 billion and $3.5 billion in Fannie Mae MBS. See “—Credit Risk” below for credit ratings relating to our MBS investments as of March 31, 2013 and December 31, 2012.
During first quarter 2013, we sold one AFS PLMBS security that had been determined to be other-than-temporarily impaired in previous periods. The proceeds of this sale totaled $41.8 million and resulted in a gain of $903,000 for the three months ended March 31, 2013. We had no similar sales in first quarter 2012. We have both the ability and intent to hold our remaining other-than-temporarily impaired securities until their fair values exceed their amortized cost bases.
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
We are prohibited by regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposure to domestic counterparties and U.S. subsidiaries of foreign commercial banks includes the risk that these counterparties have extended credit to non-U.S. counterparties and foreign sovereign governments. Our unsecured credit exposure to U.S. branches and agency offices of foreign commercial banks includes the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. We did not own any financial instruments issued by foreign sovereign governments, including those that are members of the European Union, as of March 31, 2013.

The following table presents our unsecured credit exposure on securities purchased from private counterparties as of March 31, 2013 and December 31, 2012. This table excludes those investments with implicit or explicit government guarantees and includes associated accrued interest receivable.

	As of	As of
Unsecured Credit Exposure Including Accrued Interest Receivable	March 31, 2013	December 31, 2012
(in thousands)
Federal funds sold	$6,551,287	$7,144,092
Certificates of deposit	—	269,052
Total	$6,551,287	$7,413,144
The following table presents our unsecured investments by contractual terms to maturity and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of March 31, 2013. We had no unsecured investments greater than 90 days as of March 31, 2013.

	Carrying Value as of March 31, 2013
Contractual Maturity of Unsecured Investment Credit Exposure by Domicile of Counterparty	Overnight	Two Days through 30 Days	31 Days through 90 Days	Total
(in thousands)
Domestic	$84,600	$—	$200,000	$284,600
U.S. subsidiaries of foreign commercial banks	—	269,000	—	269,000
Total	84,600	269,000	200,000	553,600
U.S. branches and agency offices of foreign commercial banks:
Canada	636,000	687,000	—	1,323,000
Netherlands	834,000	—	—	834,000
Sweden	415,000	270,000	149,000	834,000
Australia	—	418,000	419,000	837,000
Norway	267,000	269,000	—	536,000
United Kingdom	531,000	—	—	531,000
Switzerland	—	—	268,000	268,000
Finland	834,000	—	—	834,000
Total	3,517,000	1,644,000	836,000	5,997,000
Total	$3,601,600	$1,913,000	$1,036,000	$6,550,600

The following table presents our unsecured investments by the counterparty credit ratings and the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of March 31, 2013.

	Carrying Value as of March 2013
Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty	AA	A	Total
(in thousands)
Domestic	$30,000	$254,600	$284,600
U.S. subsidiaries of foreign commercial banks	—	269,000	269,000
Total	30,000	523,600	553,600
U.S. branches and agency offices of foreign commercial banks:
Canada	418,000	905,000	1,323,000
Netherlands	834,000	—	834,000
Sweden	834,000	—	834,000
Australia	837,000	—	837,000
Norway	—	536,000	536,000
United Kingdom	—	531,000	531,000
Switzerland	—	268,000	268,000
Finland	834,000	—	834,000
Total	3,757,000	2,240,000	5,997,000
Total	$3,787,000	$2,763,600	$6,550,600

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

The following tables summarize the carrying value of our investments and their credit ratings as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$3,500,000	$3,000,000	$—	$—	$6,500,000
Federal funds sold	—	3,787,000	2,763,600	—	—	—	6,550,600
Investment securities:			—
U.S. agency obligations	—	2,858,015	—	—	—	—	2,858,015
State or local housing obligations	829,790	211,661	—	—	—	—	1,041,451
Total non-MBS	829,790	6,856,676	6,263,600	3,000,000	—	—	16,950,066
MBS:
Residential:
Other U.S. agency	—	134,416	—	—	—	—	134,416
GSE	—	5,925,740	—	—	—	—	5,925,740
PLMBS	—	127,038	29,441	105,968	1,569,305	2,227	1,833,979
Commercial:
GSE	—	597,717	—	—	—	—	597,717
Total MBS	—	6,784,911	29,441	105,968	1,569,305	2,227	8,491,852
Total	$829,790	$13,641,587	$6,293,041	$3,105,968	$1,569,305	$2,227	$25,441,918

	As of December 31, 2012
Investments by Credit Rating	AAA	AA	A	BBB	Below Investment Grade	Unrated	Total
(in thousands)
Securities purchased under agreements to resell	$—	$—	$2,600,000	$3,000,000	$—	$—	$5,600,000
Federal funds sold	—	4,656,000	2,487,200	—	—	—	7,143,200
Investment securities:
Certificates of deposit	—	—	269,000	—	—	—	269,000
U.S. agency obligations	—	2,906,753	—	—	—	—	2,906,753
State or local housing obligations	499,971	208,805	—	—	—	—	708,776
Total non-MBS	499,971	7,771,558	5,356,200	3,000,000	—	—	16,627,729
MBS:
Residential:
Other U.S. agency	—	141,034	—	—	—	—	141,034
GSE	—	6,213,529	—	—	—	—	6,213,529
PLMBS	410	58,320	39,763	195,464	1,574,853	2,308	1,871,118
Commercial:
GSE	—	186,165	—	—	—	—	186,165
Total MBS	410	6,599,048	39,763	195,464	1,574,853	2,308	8,411,846
Total	$500,381	$14,370,606	$5,395,963	$3,195,464	$1,574,853	$2,308	$25,039,575

The following table summarizes, among other things, the unpaid principal balance, amortized cost basis, gross unrealized loss, fair value, and OTTI losses, if applicable, of our PLMBS by collateral type, credit rating, and year of issuance, as of March 31, 2013. In the table below, the original weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization in place at the time of purchase to absorb losses before our investments incur a loss. The weighted-average credit enhancement is the weighted-average percentage of par value of subordinated tranches and over-collateralization currently in place to absorb losses before our investments incur a loss. The weighted-average collateral delinquency is the weighted average of the unpaid principal balance of the individual securities in the category that are 60 days or more past due.

	As of and for the Three Months Ended March 31, 2013
	Prime	Alt-A
PLMBS by Year of Securitization	2004 and prior	Total	2008	2007	2006	2005	2004 and prior
(in thousands, except percentages)
AA	25,955	101,352	81,436	—	—	—	19,916
A	21,429	8,377	—	—	—	—	8,377
BBB	32,697	73,404	—	—	—	3,839	69,565
Below investment grade:
BB	—	24,459	—	—	—	5,141	19,318
B	—	91,065	14,680	—	17,297	43,078	16,010
CCC	—	1,117,909	131,842	539,322	336,727	110,018	—
CC	—	702,433	158,274	391,627	152,532	—	—
C	—	113,289	—	113,289	—	—	—
D	—	63,314	—	46,428	—	16,886	—
Unrated	86	2,136	—	—	—	—	2,136
Total unpaid principal balance	$80,167	$2,297,738	$386,232	$1,090,666	$506,556	$178,962	$135,322
Amortized cost basis	$79,909	$1,901,203	$375,893	$844,850	$381,605	$163,767	$135,088
Gross unrealized losses	$(1,931)	$(175,654)	$(37,314)	$(84,399)	$(28,459)	$(22,073)	$(3,409)
Fair value	$78,792	$1,739,515	$343,783	$762,757	$354,547	$145,209	$133,219
OTTI:
Credit-related OTTI losses	$—	$(342)	$—	$(184)	$(158)	$—	$—
Non-credit-related OTTI losses	—	342	—	184	158	—	—
Total OTTI losses	$—	$—	$—	$—	$—	$—	$—
Weighted-average percentage of fair value to unpaid principal balance	98.3%	75.7%	89.0%	69.9%	70.0%	81.1%	98.4%
Original weighted-average credit enhancement	2.9%	37.0%	35.1%	38.9%	45.8%	29.7%	4.6%
Weighted-average credit enhancement	16.2%	23.3%	29.8%	22.0%	23.5%	26.0%	10.0%
Weighted-average collateral delinquency	6.0%	38.2%	22.3%	43.8%	49.5%	29.1%	7.3%

The following table provides information on our PLMBS in unrealized loss positions as of March 31, 2013, as well as applicable credit rating information as of April 30, 2013.

	As of March 31, 2013				April 30, 2013 Rating Based on March 31, 2013 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated Below Investment Grade	Unrated
(in thousands, except percentages)
Prime:
First lien	$—	$35,579	$—	—	—	0.2
Alt-A:
Option ARMs	—	—	—	—	99.8	—
Alt-A and other	—	—	—	—	79.7	0.1
Total PLMBS backed by Alt-A loans	—	—	—	—	93.5	—
Total	$—	$35,579	$—	—	91.8	—

The majority of our PLMBS are variable interest-rate securities collateralized by Alt-A residential mortgage loans. The following table summarizes the unpaid principal balance of our PLMBS by interest-rate type and underlying collateral as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013			As of December 31, 2012
PLMBS by Interest-Rate Type	Fixed	Variable	Total	Fixed	Variable	Total
(in thousands)
Prime	$—	$—	$—	$57,071	$35,802	$92,873
Alt-A	—	—	—	23,059	2,418,970	2,442,029
Total	$—	$—	$—	$80,130	$2,454,772	$2,534,902

OTTI Assessment
We evaluate each of our investments in an unrealized loss position for OTTI on a quarterly basis. As part of this process, we consider our intent to sell each such security and whether it is more likely than not that we would be required to sell such security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the difference between the security's amortized cost basis and its fair value as of the statement of condition date. If neither condition is met, we perform analyses to determine if any of these securities are other-than-temporarily impaired. Based on current information, we determined that, for residential MBS issued by GSEs, the strength of the issuers' guarantees through direct obligations or U.S. government support is currently sufficient to protect us from losses. Further, we determined that it is not more likely than not that we will be required to sell impaired securities prior to their anticipated recovery. We expect to recover the entire amortized cost basis of these securities and have thus concluded that our gross unrealized losses on agency residential MBS are temporary as of March 31, 2013.
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
We recorded additional OTTI credit losses for the three months ended March 31, 2013 on two securities that were determined to be other-than-temporarily impaired prior to 2012. We do not intend to sell these securities, and it is unlikely that we will be required to sell them before the anticipated recovery of their respective amortized cost bases.

The following table summarizes the OTTI losses recorded (by period of initial OTTI) on our PLMBS for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013			2012
Other-than-Temporarily Impaired PLMBS	Credit Losses	Net Non-Credit Losses	Total OTTI Losses	Credit Losses	Net Non-Credit Losses	Total OTTI Losses
(in thousands)
PLMBS identified with OTTI losses in prior periods	$(342)	$342	$—	$(1,324)	$1,324	$—
Total	(342)	342	—	$(1,324)	$1,324	$—

Credit-related OTTI charges are recorded in current-period earnings on the statements of income, and non-credit losses are recorded on the statements of condition in AOCL. For the three months ended March 31, 2013 and 2012, all of our current-period credit losses were related to previously other-than-temporarily impaired securities where the carrying value was less than fair value. In these instances, such losses were reclassified out of AOCL and charged to earnings. Our AOCL decreased to $123.2 million as of March 31, 2013, compared to $226.5 million as of December 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. See Statements of Comprehensive Income and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for a tabular presentation of AOCL for the three months ended March 31, 2013 and 2012.
The significant inputs used to evaluate our PLMBS for OTTI and the significant inputs used to evaluate the securities for which an OTTI was determined to have occurred for the three months ended March 31, 2013, as well as the related current credit enhancement, are detailed in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "—Critical Accounting Policies and Estimates" in this report.
The following table summarizes key information as of March 31, 2013 for the PLMBS on which we recorded OTTI charges during the life of the security (i.e., impaired as of or prior to March 31, 2013).

	As of March 31, 2013
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Life to Date	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value (1)	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (2)	$102,156	$101,399	$84,601	$92,263	$1,826,321	$1,430,836	$1,300,501
\

(1)	Carrying value of HTM securities does not include gross unrealized gains or losses; therefore, amortized cost net of gross unrealized losses will not necessarily equal the fair value.
(2)	Classification based on originator's classification at the time of origination or by a nationally recognized statistical rating organization (NRSRO) upon issuance of the PLMBS.

The credit losses on our other-than-temporarily impaired PLMBS are based on such securities’ expected performance over their contractual maturities, which averaged approximately 26 years as of March 31, 2013. Since acquisition, through March 31, 2013, four of our other-than-temporarily impaired securities have suffered actual cash losses, totaling $12.8 million.

In addition to evaluating our PLMBS under a base-case scenario (as detailed in Note 4 of "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report), we also perform a cash-flow analysis for these securities under a more stressful scenario than we utilize in our OTTI assessment. The stress-test scenario and associated results do not represent our current expectations and, accordingly, should not be construed as a prediction of our future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical stress-test scenario provide a measure of the credit losses that we might incur if home price declines and subsequent recoveries are more adverse than those projected in our OTTI assessment. The results of this scenario are included in "—Critical Accounting Policies and Estimates" in this report.

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $896.7 million and $1.0 billion in conventional mortgage loans and $89.6 million and $95.0 million in government-guaranteed mortgage loans as of March 31, 2013 and December 31, 2012. The portfolio decreased for the three months ended March 31, 2013 due to our receipt of $72.9 million in principal payments.
We have not purchased mortgage loans under the Mortgage Purchase Program (MPP) since 2006, and as part of the Consent Arrangement, we have agreed not to purchase mortgage loans under the MPP. Because we have purchased no new mortgage loans since 2006 and sold no mortgage loans since 2011, the weighted-average FICO scores and loan-to-value ratios (i.e., values of outstanding mortgage loans as a percentage of appraised values), at origination, of our conventional mortgage loan portfolio are generally stable. As of March 31, 2013 and December 31, 2012, 96.6% and 96.7% of our conventional mortgage loans had FICO scores at origination over 660 and 93.5% and 93.6% of our conventional mortgage loan portfolio had loan-to-value ratios of less than 80%. As of March 31, 2013 and December 31, 2012, we had no high current loan-to-value loans. High current loan-to-value loans are those with an estimated current loan-to-value ratio greater than 100% based on movement in property values where the property securing the mortgage loan is located.
As of March 31, 2013 and December 31, 2012, approximately 77% of our outstanding mortgage loans held for portfolio had been purchased from our former member, Washington Mutual Bank, F.S.B., which was subsequently acquired by JPMorgan Chase Bank, N.A., a nonmember institution.
Credit Risk
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. During our first quarter 2013 analysis, we determined that the credit enhancement provided by our members in the form of the lender risk account (LRA) and our previously recorded allowance for credit losses exceeded the amount required to absorb the expected credit losses on our mortgage loan portfolio. Our allowance for credit losses totaled $2.2 million and $2.3 million as of March 31, 2013 and December 31, 2012.
The following table provides a summary of the activity in our allowance for credit losses on mortgage loans held for portfolio, the recorded investment in mortgage loans 90 days or more past due, and information on nonaccrual loans as of and for the three months ended March 31, 2013 and 2012.

	As of and for the Period Ended March 31,
Past Due and Nonaccrual Mortgage Loan Data	2013	2012
(in thousands)
Total recorded investment in mortgage loans past due 90 days or more and still accruing interest	$12,325	$18,165
Nonaccrual loans	$43,523	$53,270
Allowance for credit losses on mortgage loans:
Balance, beginning of year	$2,326	$5,704
Charge-offs	(132)	—
(Benefit) provision for credit losses	(41)	—
Balance, end of period	$2,153	$5,704
Nonaccrual loans: *
Gross amount of interest that would have been recorded based on original terms	$543	$801
Shortfall	$543	$801

*	A mortgage loan is placed on nonaccrual status when the contractual principal or interest is 90 days or more past due.

In addition to private mortgage insurance (PMI) and the LRA, we formerly maintained supplemental mortgage insurance (SMI) to cover losses on our conventional mortgage loans over and above losses covered by the LRA in order to achieve the minimum level of portfolio credit protection required by regulation. Under Finance Agency regulation, SMI from an insurance provider rated "AA" or the equivalent by an NRSRO must be obtained, unless this requirement is waived by the regulator. In 2008, the credit rating on our SMI provider was lowered from “AA-” to “A” and we cancelled our SMI policies. We remain in technical violation of the regulatory requirement to provide SMI on our MPP conventional mortgage loans.

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our mortgage loans that are delinquent or in foreclosure and our real estate owned (REO) as of March 31, 2013 and December 31, 2012.
A mortgage loan is reported as a troubled debt restructuring (TDR) when: (1) we grant a concession that we would not otherwise consider, for legal or economic reasons, and the concession is accepted by the borrower, or (2) when a mortgage loan is discharged in a bankruptcy proceeding and not reaffirmed by the borrower. See Note 7 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on mortgage loans classified as TDRs.
With a delinquency rate of 13.6%, our government-insured mortgage loans are exhibiting delinquency rates that are significantly higher than those of the conventional mortgages within our mortgage loans held for portfolio. This is primarily due to the relative impact of individual mortgage delinquencies on the balance of our 997 outstanding government-insured mortgage loans as of March 31, 2013. We rely on Federal Housing Association (FHA) insurance, which generally provides a 100% guarantee, to protect against credit losses on this portfolio. See Note 7 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on the government-insured mortgage loan portfolio.

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
We classify our interest-rate exchange agreements as derivative assets or liabilities according to the net fair value of the derivatives and associated accrued interest receivable, interest payable, and collateral by counterparty under individual master netting agreements. Subject to a master netting agreement, if the net fair value of our interest-rate exchange agreements by counterparty is positive, the net fair value is reported as an asset, and if negative, the net fair value is reported as a liability. Changes in the fair value of interest-rate exchange agreements are recorded directly through earnings. As of March 31, 2013 and December 31, 2012, we held derivative assets, including associated accrued interest receivable and payable and cash collateral from counterparties, of $99.4 million and $105.6 million and derivative liabilities of $48.8 million and $85.9 million. The changes in these balances reflect the effect of interest-rate changes on the fair value of our derivatives, expirations and terminations of certain outstanding interest-rate exchange agreements, and our entry into new agreements during the first quarter of 2013.
We use interest-rate exchange agreements to manage our risk in the following ways:

•
As fair value hedges of underlying financial instruments, including fixed interest-rate advances, certain AFS securities, and consolidated obligations. A fair value hedge is a transaction where, assuming specific criteria identified in accounting principles generally accepted in the U.S. (GAAP) are met, the changes in fair value of a derivative instrument and a corresponding hedged item are recorded to income. For example, we use interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances.

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

The following table summarizes the notional amounts and fair values of our derivative instruments, including the effect of netting arrangements and collateral, as of March 31, 2013 and December 31, 2012. Changes in the notional amounts of interest-rate exchange agreements generally reflect changes in our use of such agreements to reduce our interest-rate risk and lower our cost of funds.

	As of March 31, 2013		As of December 31, 2012
Derivative Instruments by Product	Notional Amount	Fair Value Gain (Loss) Excluding Accrued Interest	Notional Amount	Fair Value Gain (Loss) Excluding Accrued Interest
(in thousands)
Advances:
Fair value - existing cash item	$3,958,830	$(237,930)	$3,915,530	$(263,119)
Investments:
Fair value - existing cash item	1,507,024	(41,978)	1,512,866	(56,729)
Consolidated obligation bonds:
Fair value - existing cash item	14,291,670	234,256	8,213,670	270,177
Non-qualifying economic hedges	750,000	(35)	500,000	(51)
Total	15,041,670	234,221	8,713,670	270,126
Consolidated obligation discount notes:
Fair value - existing cash item	99,931	(8)	—	—
Non-qualifying economic hedges	1,348,899	12	1,248,969	(14)
Intermediary positions:
Intermediaries	200,000	(169)	223,000	(493)
Total notional and fair value	$22,156,354	(45,852)	$15,614,035	(50,229)
Accrued interest at period end		41,394		30,640
Cash collateral held by counterparty - assets		55,644		39,278
Cash collateral held from counterparty - liabilities		(580)		—
Net derivative balance		$50,606		$19,689

Net derivative asset balance		$99,404		$105,582
Net derivative liability balance		(48,798)		(85,893)
Net derivative balance		$50,606		$19,689
The total notional amount of interest-rate exchange agreements hedging advances increased by $43.3 million, to $4.0 billion, as of March 31, 2013, from $3.9 billion as of December 31, 2012, primarily due to new advances. The total notional amount of interest-rate exchange agreements hedging consolidated obligation bonds increased by $6.1 billion, to $14.3 billion, as of March 31, 2013, from $8.2 billion as of December 31, 2012, primarily due to the overall increase in our total assets and our increased use of consolidated obligation bonds, rather than discount notes, due to the relatively more favorable funding costs.
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
We define "maximum counterparty credit risk" on our derivatives to be the estimated cost of replacing derivatives in a net asset position if the counterparty defaults. For this calculation, we assume the related non-cash collateral, if any, has no value. In determining the maximum counterparty credit risk on our derivatives, we consider accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. As of March 31, 2013 and December 31, 2012, our maximum counterparty credit risk, taking into consideration master netting arrangements, was $100.0 million and $105.6 million, including $18.4 million and $38.7 million of net accrued interest receivable. We held $580,000 cash collateral and no cash collateral from our counterparties for net credit risk exposures of $99.4 million and $105.6 million as of March 31, 2013 and December 31, 2012. We also held $83.9 million and $86.5 million of securities collateral, consisting of GSE and U.S. Treasury securities, from our counterparties as of March 31, 2013 and December 31, 2012. We do not include the fair value of securities collateral, if held, from our counterparties in our derivative asset or liability balances. Changes in credit risk and net exposure after considering collateral on our derivatives are primarily due to changes in market conditions.
Certain of our interest-rate exchange agreements include provisions that require us to maintain an investment-grade rating from each of the major credit-rating agencies. If our rating were to fall below investment grade, we would be in violation of these provisions, and the counterparties to our interest-rate exchange agreements could request immediate and ongoing collateralization on derivatives in net liability positions. As a result of its downgrade of the long-term sovereign credit rating of the United States from "AAA" to "AA+" with a negative outlook in August 2011, Standard & Poor's Ratings Services (S&P) also lowered the long-term issuer credit ratings on select GSEs, including the FHLBank System, from "AAA" to "AA+" with a negative outlook; Moody's Investor Service (Moody's) confirmed the long-term "Aaa" rating on the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the 12 FHLBanks has also been revised to negative.
On July 31, 2012, S&P announced that it had corrected the Seattle Bank's long-term issuer credit rating, originally published in July 2010, from "AA+" to "AA," with no change to the bank's outlook or short-term rating of "A-1+." This ratings correction had no impact on our derivative collateral arrangements or cost of funds. The aggregate fair value of our derivative instruments with credit-risk contingent features that were in a liability position as of March 31, 2013 was $104.4 million, for which we posted collateral of $55.6 million in the normal course of business. If the Seattle Bank's stand-alone credit rating had been lowered by one rating level (i.e., from "AA" to "A"), we would have been required to deliver up to $26.0 million of additional collateral to our derivative counterparties as of March 31, 2013.
Our counterparty credit exposure, by credit rating, as of March 31, 2013 and December 31, 2012 is presented in the table below.

	As of March 31, 2013
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA	$135,000	$37		$—	$37
A	21,921,423	99,264	(1)	83,888	15,376
Cleared derivatives	99,931	103	(2)	—	103
Total	$22,156,354	$99,404		$83,888	$15,516

	As of December 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
A	$15,614,035	$105,582	(1)	$86,470	$19,112

(1)	As reflected in our derivative asset balances, we held $580,000 cash collateral as of March 31, 2013 and held no cash collateral as of December 31, 2012.
(2)	Represents derivative transactions with a clearinghouse.

The following table presents our derivative asset and liability positions by counterparty credit rating based on the domicile of the counterparty or, for U.S. branches and agency offices of foreign commercial banks, the domicile of the counterparty's parent as of March 31, 2013.

	As of March 31, 2013
Derivative Assets and Liabilities by Counterparty Credit Rating	Notional Amount	AA	A	Cleared Derivatives	Total
(in thousands)
Counterparties in net derivative asset positions:
Domestic	$4,298,897	$37	$99,264	$103	$99,404
Total counterparties in net derivative asset positions	$4,298,897	$37	$99,264	$103	$99,404

Counterparties in net derivatives liability positions:
Domestic	$6,941,915	$—	$14,835	$—	$14,835
U.S. subsidiaries of foreign commercial banks	759,424	—	5,134	—	5,134
Total	7,701,339	—	19,969	$—	19,969
U.S. branches and agency offices of foreign commercial banks
United Kingdom	1,798,500	—	1,992	—	1,992
Germany	2,808,339	—	9,263	—	9,263
France	4,863,049	—	7,890	—	7,890
Switzerland	686,230	—	9,864	—	9,864
Total	10,156,118	—	29,009	—	29,009
Total counterparties in net liability positions	17,857,457	$—	$48,978	$—	$48,978
Total notional	$22,156,354
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
The following table summarizes the carrying value of our consolidated obligations by type as of March 31, 2013 and December 31, 2012.

	As of	As of
Carrying Value of Consolidated Obligations	March 31, 2013	December 31, 2012
(in thousands)
Discount notes	$17,877,607	$21,417,653
Bonds	15,151,503	10,496,762
Total	$33,029,110	$31,914,415

The following table summarizes the outstanding balances, weighted-average interest rates, and highest outstanding monthly ending balance on our short-term debt (i.e., consolidated obligations with original maturities of one year or less from issuance date) as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Consolidated Obligations		Consolidated Obligations
Short-Term Debt	Discount Notes	Bonds with Original Maturities of One Year or Less	Discount Notes	Bonds with Original Maturities of One Year or Less
(in thousands, except percentages)
Outstanding balance as of period end (par)	$17,879,566	$2,475,000	$21,421,443	$500,000
Weighted-average interest rate as of period end	0.08%	0.16%	0.12%	0.14%
Daily average outstanding for the period (par)	$19,879,292	$840,278	$17,009,358	$2,451,420
Weighted-average interest rate for the period	0.10%	0.14%	0.09%	0.14%
Highest outstanding balance at any month-end for the period	$21,095,990	$2,475,000	$21,697,383	$5,606,000

Consolidated Obligation Discount Notes
Outstanding consolidated obligation discount notes on which the Seattle Bank is the primary obligor decreased by 16.5%, to a par amount of $17.9 billion as of March 31, 2013, from $21.4 billion as of December 31, 2012. The decrease in consolidated obligation discount notes reflected the less favorable cost of these instruments as compared to consolidated obligation bonds issued with associated interest-rate swaps (structured funding) during the three months ended March 31, 2013.
Consolidated Obligation Bonds
Outstanding consolidated obligation bonds on which the Seattle Bank is the primary obligor increased by 46.0% to a par amount of $14.9 billion as of March 31, 2013, from $10.2 billion as of December 31, 2012. The increase in consolidated obligation bonds reflected the overall increase in the bank's total assets and the increased use of consolidated obligation bonds rather than discount notes due to their relatively more favorable funding costs.
The following table summarizes our consolidated obligation bonds by interest-rate type as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Interest-Rate Payment Terms	Par Value	Percent of Total Par Value	Par Value	Percent of Total Par Value
(in thousands, except percentages)
Fixed	$13,120,385	88.2	$8,830,385	86.6
Step-up *	1,387,000	9.3	1,162,000	11.4
Variable	175,000	1.2	—	—
Capped variable	200,000	1.3	200,000	2.0
Total par value	$14,882,385	100.0	$10,192,385	100.0

*	The interest rates on step-up consolidated obligation bonds are fixed rates that increase at contractually specified dates.

Fixed interest-rate consolidated obligation bonds increased by $4.3 billion, to $13.1 billion, as of March 31, 2013, from December 31, 2012, due to higher overall asset balances and our increased use of structured funding during first quarter 2013. Variable interest-rate consolidated obligation bonds (including step-up and capped variable consolidated obligation bonds) increased by $400.0 million, to $1.8 billion, as of March 31, 2013 from December 31, 2012.

The following table summarizes our outstanding consolidated obligation bonds by year of contractual maturity as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Term-to-Maturity and Weighted-Average Interest Rates	Amount	Weighted- Average Interest Rate	Amount	Weighted- Average Interest Rate
(in thousands, except interest rates)
Due in one year or less	$4,506,615	1.28	$2,428,615	2.36
Due after one year through two years	2,009,500	2.64	1,161,500	4.77
Due after two years through three years	2,186,660	1.41	696,160	1.67
Due after three years through four years	285,000	0.60	386,500	3.89
Due after four years through five years	1,445,000	1.65	1,365,000	1.70
Thereafter	4,449,610	2.78	4,154,610	2.93
Total par value	14,882,385	1.95	10,192,385	2.79
Premiums	3,649		3,912
Discounts	(10,332)		(11,310)
Hedging adjustments	275,822		311,789
Fair value option valuation adjustments	(21)		(14)
Total	$15,151,503		$10,496,762

The weighted-average interest rate on our consolidated obligation bonds decreased to 1.95% as of March 31, 2013, from 2.79% as of December 31, 2012, primarily due to the favorable pricing environment resulting from investor preference for higher-quality investments during first quarter 2013. As seen in the table above, as of March 31, 2013, the weighted-average interest rates on consolidated obligation bonds outstanding in all terms to maturity declined from December 31, 2012.
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
With callable debt, we have the option to repay the obligation without penalty prior to the contractual maturity date of the debt obligation, while with bullet debt, we generally repay the obligation at maturity. Our callable debt is predominantly fixed interest-rate debt that may be used to fund our fixed interest-rate mortgage-related assets or that may be swapped to the London Interbank Offered Rate (LIBOR) and used to fund variable interest-rate advances and investments. The call feature embedded in our debt is generally matched with a call feature in the interest-rate swap, giving the swap counterparty the right to cancel the swap under certain circumstances. In a falling interest-rate environment, the swap counterparty typically exercises its call option on the swap, and we, in turn, generally call the debt. To the extent we continue to have variable interest-rate advances or investments, or other short-term assets, we attempt to replace the called debt with new callable debt that is generally swapped to LIBOR. When appropriate, we use this type of structured funding to reduce our funding costs and manage liquidity and interest-rate risk.
Although callable consolidated obligation bonds outstanding increased by $1.4 billion, to $5.1 billion, as of March 31, 2013, compared to December 31, 2012, callable consolidated obligation bonds as a percentage of total consolidated obligation bonds decreased as of March 31, 2013, to 34.2%, compared to 36.7% as of December 31, 2012.
Other Funding Sources
Deposits are a source of funds for the Seattle Bank that offer our members a liquid, low-risk investment. We offer demand and term deposit programs to our members and to other eligible depositors. There is no requirement for members or other eligible depositors to maintain balances with us and, as a result, these balances fluctuate. Deposits decreased by $71.2 million, to $470.2 million, as of March 31, 2013, compared to $541.4 million as of December 31, 2012. Demand deposits comprised the largest percentage of deposits, representing 73.3% and 72.1% of deposits as of March 31, 2013 and December 31, 2012. Deposit levels and types of deposits generally vary based on the interest rates paid to our members, as well as on our members' liquidity levels and market conditions.

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
Capital Resources
Our total capital increased by $54.9 million, to $1.6 billion, as of March 31, 2013, from December 31, 2012. This increase primarily resulted from improvements in the fair values of our AFS PLMBS determined to be other-than-temporarily impaired and our first quarter net income, partially offset by our repurchase of Class A and Class B stock classified as equity.
Seattle Bank Stock
The Seattle Bank has two classes of capital stock, Class A (which we cannot currently issue) and Class B. All of our capital stock is issued, redeemed,repurchased, and transferred between members, at $100 per share. Pursuant to our Capital Plan, Class B capital stock satisfies both the membership stock purchase and activity stock purchase requirements, while Class A capital stock satisfies only the activity purchase requirement. Class A capital stock has a six-month statutory redemption period, and Class B capital stock has a five-year statutory redemption period. See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on our capital stock. The following table details our outstanding capital stock as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Capital Stock	Class A Capital Stock	Class B Capital Stock	Class A Capital Stock	Class B Capital Stock
(in thousands)
Capital stock classified within equity on the statement of condition	$54,685	$1,453,572	$109,222	$1,463,045
Capital stock classified as mandatorily redeemable capital stock within liabilities on the statement of condition	70,787	1,154,041	28,023	1,158,181
Total capital stock	$125,472	$2,607,613	$137,245	$2,621,226

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
The amended Capital Plan also provides for an excess stock pool, which comprises the aggregate amount of excess stock (i.e., stock not being used for membership or activity requirements) held by all of our shareholders. The excess stock pool enables a member, when receiving advances from us, to satisfy its advance stock purchase requirement by relying on capital that is associated with total outstanding excess stock rather than purchasing additional stock in the Seattle Bank. A member may utilize the excess stock pool under the following circumstances: (1) the member owns no additional stock that can be used to capitalize new advances or renew existing advances; (2) the new advance or renewal of an existing advance has a term to maturity of one year or less; (3) the member is utilizing no more than 25.0% of the total amount of the excess stock pool; and (4) the aggregate amount of all stock from the excess stock pool being used to capitalize advances by our members does not exceed 50.0% of the excess stock pool. As of March 31, 2013, the excess stock pool was used to capitalize $451,000 in advances outstanding.
See Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional information on membership stock purchase and activity stock purchase requirements.
In September 2012, the Finance Agency approved our proposal for a modest excess capital stock repurchase program and granted us the authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided: (1) our financial condition—measured primarily by our MVE to PVCS ratio—does not deteriorate; (2) the excess stock repurchases from the bank's shareholders are handled on a pro-rata basis; and (3) we receive a non-objection for each quarter's repurchase from the Finance Agency. The approval for the excess stock repurchase program does not impact the terms of the

Consent Arrangement, which generally restrict us from redeeming or repurchasing capital stock without Finance Agency approval. In first quarter 2013, we repurchased $24.1 million of excess capital stock, $8.8 million of which was classified as equity and $15.3 million of which was classified as mandatorily redeemable capital stock through our quarterly program, and have repurchased a total of $72.4 million of excess capital stock since implementing the program. In first quarter 2013, we also repurchased $1.4 million of excess Class B stock meeting the following two criteria: (1) originally purchased for activity purposes; and (2) purchased on or after October 27, 2010. Our ability to repurchase excess capital stock meeting these criteria could increase the likelihood that members will purchase incremental capital stock to support new advances because of this ability to repurchase the applicable excess stock before the end of the stated five-year redemption period.
Mandatorily Redeemable Capital Stock
We reclassify capital stock subject to redemption from equity to liability when a member requests redemption of excess capital stock or gives notice of intent to withdraw from membership or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. On a quarterly basis, we evaluate excess stock balances (i.e., stock not being used to fulfill either membership or activity stock requirements) of members with outstanding redemption requests and adjust the amount of mandatorily redeemable capital stock accordingly. Shares of capital stock are reclassified as mandatorily redeemable capital stock at fair value.
The following table shows the amount of mandatorily redeemable capital stock by year of scheduled redemption as of March 31, 2013. The year of redemption in the table reflects (1) the end of the six-month or five-year redemption periods or (2) the maturity dates of the advances or mortgage loans supported by activity-based capital stock, whichever is later.

	As of March 31, 2013
Mandatorily Redeemable Capital Stock - Redemptions by Date	Class A Capital Stock	Class B Capital Stock
(in thousands)
Less than one year	$51,531	$762,866
One year through two years	—	27,414
Two years through three years	—	28,859
Three years through four years	—	18,100
Four years through five years	—	55,983
Past contractual redemption date due to remaining activity (1)	604	7,448
Past contractual redemption date due to regulatory action (2)	18,652	253,371
Total	$70,787	$1,154,041

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

The number of shareholders with mandatorily redeemable capital stock decreased to 85 as of March 31, 2013, from 86 as of December 31, 2012 The amounts in the "Mandatorily Redeemable Capital Stock—Redemptions by Date" table above include $838,000 in Class A capital stock and $750.8 million in Class B capital stock related to reclassification of Washington Mutual Bank, F.S.B.'s membership to that of a nonmember shareholder as a result of its acquisition by JPMorgan Chase Bank, N.A., a nonmember institution. In March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, BANA, and on April 1, 2013, the merger was completed. As a result, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated, and all outstanding advances and capital stock were assumed by BANA, a nonmember. Pursuant to such termination, Class B capital stock totaling $584.1 million was transfered from equity to mandatorily redeemable capital stock liability on April 1, 2013.
Dividends and Retained Earnings
In general, our retained earnings represent our accumulated net income after the payment of dividends to our members. We reported retained earnings of $243.9 million as of March 31, 2013, compared to $228.2 million as of December 31, 2012. The increase in retained earnings was due to our first quarter 2013 net income. We paid no dividends in first quarter 2013 or in 2012.

Dividends
As a result of the Consent Arrangement, we are currently unable to declare or pay dividends without prior approval of the Finance Agency. There can be no assurance of when or if our Board will declare dividends in the future. See "—Capital Classification and Consent Arrangement" below and Note 15 in our 2012 Financial Statements in our 2012 10-K for additional information on dividends.
Retained Earnings
We reported retained earnings of $243.9 million as of March 31, 2013, an increase of $15.7 million from $228.2 million as of December 31, 2012, due to our net income for the three months ended March 31, 2013.
The 12 FHLBanks, including the Seattle Bank, entered into the Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings previously paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank. Under the Capital Agreement, each FHLBank is required to build its restricted retained earnings balance to 1% of its most recent quarter's average total outstanding consolidated obligations, excluding fair value option and hedging adjustments. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20% of its net income to a separate restricted retained earnings account. During first quarter 2013, we allocated $3.1 million of our net income to restricted retained earnings and $12.6 million to unrestricted retained earnings. As of March 31, 2013, our restricted retained earnings balance totaled $42.2 million.
AOCL
Our AOCL decreased to $123.2 million as of March 31, 2013, compared to $226.5 million and $516.1 million as of December 31, 2012 and March 31, 2012, primarily due to improvements in market prices of our AFS investments determined to be other-than-temporarily impaired. AOCL was also impacted by changes in the fair value of our other AFS securities, non-credit OTTI accretion on HTM securities, and to a significantly lesser extent, pension benefits. See Statements of Comprehensive Income and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for additional detail relating to AOCL for the three months ended March 31, 2013 and 2012.
Statutory Capital Requirements
We are subject to three capital requirements under our Capital Plan and Finance Agency rules and regulations: risk-based capital, total regulatory capital, and leverage capital.

•
Risk-based capital. We must maintain at all times permanent capital, defined as Class B capital stock (including mandatorily redeemable Class B capital stock) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

•
Total regulatory capital-to-assets ratio. We are required to maintain at all times a total regulatory capital-to-assets ratio of at least 4.0%. In addition, since 2007, our Board has required us to maintain a minimum regulatory capital-to-assets ratio of 4.05%. Total regulatory capital is the sum of permanent capital, Class A capital stock (including mandatorily redeemable Class A capital stock), any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital-to-assets ratio. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of: (1) permanent capital weighted by a 1.5 multiplier plus (2) all other capital without a weighting factor.

The following table shows our regulatory capital requirements compared to our actual capital position as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
Regulatory Capital Requirements	Required	Actual	Required	Actual
(in thousands, except for ratios)
Risk-based capital	$1,295,026	$2,851,558	$1,302,350	$2,849,462
Total capital-to-assets ratio	4.00%	8.14%	4.00%	8.43%
Total regulatory capital	$1,462,570	$2,977,030	$1,416,825	$2,986,707
Leverage capital-to-assets ratio	5.00%	12.04%	5.00%	12.45%
Leverage capital	$1,828,212	$4,402,809	$1,771,031	$4,411,438

Total regulatory capital does not include AOCL, but does include mandatorily redeemable capital stock. The Finance Agency may require us to maintain capital levels in excess of the regulatory minimum.
Capital Classification
In August 2009, under the Finance Agency's prompt corrective action (PCA) regulations, we received a capital classification of undercapitalized from the Finance Agency, due to, among other things, our risk-based capital deficiencies as of December 31, 2008, March 31, 2009 and June 30, 2009, the deterioration in the value of our PLMBS and the amount of AOCL stemming from that deterioration, the level of our retained earnings in comparison to AOCL, and our MVE compared to PVCS. This capital classification subjected the bank to a number of restrictions, including limitations on asset growth and repurchasing, redeeming, and paying dividends on capital stock. In October 2010, the Seattle Bank entered into a Consent Arrangement with the Finance Agency, which included additional restrictions on the bank's business.
In September 2012, the Finance Agency reclassified the Seattle Bank to adequately capitalized. Although this capital classification change means that we are no longer subject to the mandatory and discretionary restrictions imposed by the PCA regulations, including limitations on asset growth, we remain subject to the requirements stipulated in the Consent Arrangement. Until the Finance Agency determines that we have met the requirements of the Consent Arrangement, we expect to continue to be required to obtain Finance Agency approval prior to redeeming, repurchasing, or paying dividends on capital stock.
Consent Arrangement
In October 2010, we entered into the Consent Arrangement, which sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The Consent Arrangement provides that, once we reach and maintain certain financial and operational thresholds, we may, with Finance Agency approval, begin repurchasing capital stock at par value. With Finance Agency approval, we implemented a modest quarterly excess capital stock repurchase program in September 2012 and repurchased $24.1 million of excess stock under that program in first quarter 2013. We also repurchased an additional $1.4 million of excess capital stock originally purchased after October 26, 2010 to support advance activity stock requirements.
Further, the Consent Arrangement provides that we may again be in a position to redeem certain capital stock and begin paying dividends once we:

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

The following table presents our retained earnings, AOCL, and MVE to PVCS ratio as of March 31, 2013, December 31, 2012, and September 30, 2010 (the quarter-end prior to entering into the Consent Arrangement).

	As of	As of	As of
	March 31, 2013	December 31, 2012	September 30, 2010
(in thousands, except for percentages)
Retained earnings	$243,945	$228,236	$76,835
AOCL	(123,237)	(226,468)	(770,317)
MVE to PVCS ratio	100.1%	95.1%	67.8%
Although remediation of the Consent Arrangement requirements is ongoing, we have made substantial progress in a number of areas, and we continue to develop and refine plans, policies, and procedures to address the remaining Consent Arrangement requirements. As required by the Consent Arrangement, we have been striving to increase our ratio of advances to total assets. We continue to focus on this goal, but due to the currently low demand for advances, we have determined that it is prudent to accept some variation in our advances-to-assets ratio over time, rather than require quarter-over-quarter improvements, and to identify additional opportunities to increase our CMA assets. In adopting this approach, in late March 2012, we implemented and have maintained a dollar cap on our investments and have increased our investment in CMA assets, such as state housing agency bonds. The dollar cap on investments, an operating target that may change from time to time, was implemented to ensure that we continue to maintain our focus on the Consent Arrangement requirements relating to advances as a percentage of assets, while balancing other considerations, such as maintaining strong liquidity levels, improving our income and retained earnings, and minimizing investment credit risk exposure.
The Consent Arrangement clarifies, among other things, the steps we must take to return to normal operations, including the unrestricted repurchase and redemption of and dividend payments on capital stock. We have coordinated and will continue coordinating with the Finance Agency so that our plans and actions are aligned with the Finance Agency's expectations. However, there is a risk that we may be unable to successfully develop and execute plans, policies, and procedures designed to enhance the bank's safety and soundness, meet and maintain the minimum financial metrics, or meet the requirements for asset composition, capital management, and other operational and risk management objectives pursuant to the Consent Arrangement or otherwise acceptable to the Finance Agency. Such failures could result in, among other things, deterioration in financial performance or imposition of additional requirements or conditions by the Finance Agency, any of which could adversely affect our business, including our financial condition and results of operations.
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
See "—Overview," "Part II. Item 1A. Risk Factors," and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report for further discussion of the Consent Arrangement.
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
Our primary sources of liquidity are the proceeds of new consolidated obligation issuances and short-term investments. Our secondary sources of liquidity include other short-term borrowings, including federal funds purchased and securities sold under agreements to repurchase. Member deposits, capital, and non-PLMBS securities classified as AFS are also liquidity sources. To ensure that adequate liquidity is available to meet our requirements, we monitor and forecast our future cash flows and anticipated member liquidity needs, and we adjust our funding and investment strategies accordingly. Our access to liquidity may be negatively affected by, among other things, rating agency actions and changes in demand for FHLBank System debt or regulatory action that would limit debt issuances.

Federal regulations require the FHLBanks to maintain, in the aggregate, unpledged qualifying assets equal to the consolidated obligations outstanding. Qualifying assets are cash, secured advances, assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations, mortgage loans, or other securities that are issued by the U.S. government or its agencies, and securities in which fiduciary and trust funds may invest under the laws of the state in which the FHLBank is located. We were in compliance with this requirement as of March 31, 2013 and December 31, 2012.
Deposit Reserve Requirement
The following table presents the components of this deposit reserve requirement as of March 31, 2013 and December 31, 2012.

	As of	As of
Deposit Reserve Requirement	March 31, 2013	December 31, 2012
(in thousands)
Total eligible deposit reserves	$8,225,575	$7,167,710
Less: Total member deposits	(470,212)	(541,408)
Excess deposit reserves	$7,755,363	$6,626,302

Contingency Liquidity Requirements
Contingency liquidity requirements are intended to ensure that we have sufficient sources of funding to meet our operational requirements when our access to the capital markets, including our ability to issue consolidated obligations, is impeded for a maximum of five business days due to, among other things, a market disruption, operations failure, or problem with our credit quality. We have satisfied our contingency liquidity requirements if our contingent liquidity sources exceed or equal our contingent liquidity needs for at least five consecutive business days. We met our contingency liquidity requirements at all times during first quarter 2013 and during 2012.
The following table summarizes our liquidity reserves to protect against contingency liquidity risk as of March 31, 2013.

As of
Contingency Liquidity Reserves	March 31, 2013
(in thousands)
Total contingency liquidity reserves (1)	$19,065,000
Less: Total requirement (2)	(6,332,000)
Excess contingency liquidity reserves	$12,733,000

(1)
Includes cash, overnight federal funds sold, securities purchased under agreements to resell, advances maturing within five days, and certain AFS and HTM securities (subject to haircuts ranging from 80% to 95% of value), and expected mortgage loan principal payments.

(2)	Includes net liabilities maturing within five days, including consolidated obligation bonds and discount notes and deposits.

Operational Liquidity Requirement
Finance Agency regulation also requires us to establish a day-to-day operational liquidity policy, including a methodology for determining our operational liquidity needs and an enumeration of specific types of investments to be held for such liquidity purposes. Unlike contingency liquidity, operational liquidity includes ongoing access to the capital markets. We maintained liquidity in accordance with federal laws and regulations and policies established by our Board at all times during first quarter 2013 and during 2012.
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
Further, in February 2013, our Board approved a change to our voluntary liquidity management operating target, reducing the number of days of voluntary contingency liquidity from 90 consecutive calendar days to 30 consecutive calendar days. We complied with all liquidity requirements and operating targets at all times during first quarter 2013. With the exception of three days in 2012 (when our voluntary contingency liquidity operating target was 90 consecutive calendar days), when due to the timing of trade activity we maintained slightly less than 90 days of voluntary contingency liquidity, we complied with all liquidity requirements during 2012. The voluntary contingency liquidity requirement is forward-looking, and at all times, we have had ample liquidity to meet our obligations and the funding needs of our members.
See "Part I. Item 1. Business—Liquidity Requirements" and Note 15 in our 2012 Financial Statements in our 2012 10-K for additional information on liquidity requirements.
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2013.

	As of March 31, 2013
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Contractual obligations:
Consolidated obligation bonds (at par) (1)	$4,506,615	$4,196,160	$1,730,000	$4,449,610	$14,882,385
Mandatorily redeemable capital stock	1,094,472	56,273	31,784	42,299	1,224,828
Operating leases	680	3,316	3,565	10,462	18,023
Pension and post-retirement contributions	1,567	—	—	—	1,567
Total contractual obligations	$5,603,334	$4,255,749	$1,765,349	$4,502,371	$16,126,803
Other commitments:
Standby letters of credit	$447,564	$10,398	$2,071	$—	$460,033
Unused lines of credit and other commitments	10,000	—	—	—	10,000
Commitments to fund additional advances	65,000	—	—	—	65,000
Other commitments (2)	227,050	—	—	—	227,050
Total other commitments	$749,614	$10,398	$2,071	$—	$762,083

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.
(2)	Includes commitments to purchase state housing bonds as of March 31, 2013.

In addition, as of March 31, 2013, we had $1.8 billion in unsettled agreements to issue consolidated obligation bonds and unsettled interest-exchange agreements with a notional amount of $1.8 billion.

Results of Operations for the Three Months Ended March 31, 2013 and 2012
We recorded $15.7 million of net income for the three months ended March 31, 2013, an increase of $2.8 million from the same period in 2012. The increase in net income was primarily due to higher net interest income and lower credit-related losses on our PLMBS determined to be other-than-temporarily impaired. Net interest income for the first quarter of 2013 increased to $34.3 million from $23.2 million for the same period in 2012, primarily due to lower funding costs and changes in the bank's investment mix, as over the past year, we have shifted a portion of our assets from short-term unsecured investments to higher-yielding, longer-term secured investments. In addition, income from investments in first quarter 2013 was higher than for the same period in 2012 due to lower premium amortization on our AFS securities, a number of which matured in late 2012. While decreasing net interest income by $9.8 million for the three months ended March 31, 2012, this amortization was offset in non-interest income by a $10.1 million gain on the derivatives hedging these securities. Net interest income in first quarter 2013 was negatively affected by lower income from advances and mortgage loans, as compared to the same period in 2012.

We recorded $342,000 and $1.3 million of additional credit losses on our PLMBS for the three months ended March 31, 2013 and 2012. We recorded gains on derivatives and hedging activities of $611,000 for the three months ended March 31, 2013, compared to $12.0 million for the same period in 2012. The decrease in gain was primarily due to the effect of the interest-rate swaps hedging certain of our AFS securities, as noted above, and market value changes in our fair value hedging transactions.
Net Interest Income
Net interest income is the primary performance measure for our ongoing operations. Net interest income is affected by changes in the average balance (volume) and in the average yield (rate) of our interest-earning assets and interest-bearing liabilities. These changes are influenced by economic factors, our investment and funding strategies, and changes in our products or services. Interest rates, yield-curve shifts, and changes in market conditions are the primary economic factors affecting net interest income.
Our net interest income derives from the following sources:

•
net interest-rate spread, which is the difference between the interest earned on advances, investments, and mortgage loans, less interest accrued or paid on the consolidated obligations, deposits, and other borrowings funding those assets; and

•	earnings from capital, which is the return from investing our members' capital.
The sum of our net interest-rate spread and our earnings from capital, when expressed as a percentage of the average balance of interest-earning assets, equals our net interest margin. When we evaluate our net interest income and net interest margin, we exclude the benefit/(provision) for credit losses, as this amount is not a component of net interest spread or earnings on capital.
The following table summarizes the average rates of various interest-rate indices for the three months ended March 31, 2013 and 2012 that impacted our interest-earning assets and interest-bearing liabilities and such indices' ending rates as of March 31, 2013 and 2012 and December 31, 2012.

	Average Rate for the Three Months Ended		Ending Rate as of
Market Instrument	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012	March 31, 2012
(in percentages)
Federal funds effective/target rate	0.14	0.11	0.09	0.09	0.09
3-month Treasury bill	0.08	0.06	0.07	0.04	0.07
3-month LIBOR	0.29	0.51	0.28	0.31	0.47
2-year U.S. Treasury note	0.25	0.28	0.24	0.25	0.33
5-year U.S. Treasury note	0.81	0.89	0.76	0.72	1.04
10-year U.S. Treasury note	1.93	2.02	1.85	1.76	2.21

The following table presents average balances, interest income and expense, and average yields of our major categories of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 and 2012. The table also presents interest-rate spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities, earnings on capital, and net interest margin.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,221,594	$17,155	0.75	$9,938,433	$28,556	1.16
Mortgage loans	1,021,716	12,993	5.16	1,317,333	16,009	4.89
Investments *	25,562,814	40,490	0.64	25,944,501	36,899	0.57
Other interest-earning assets	35,325	13	0.15	52,561	14	0.11
Total interest-earning assets	35,841,449	70,651	0.80	37,252,828	81,478	0.88
Other assets *	38,557			(337,133)
Total assets	$35,880,006			$36,915,695
Interest-bearing liabilities:
Consolidated obligations	$32,129,308	36,335	0.46	$33,725,293	58,213	0.69
Deposits	494,663	44	0.04	334,437	17	0.02
Mandatorily redeemable capital stock	1,186,391	—	—	1,060,767	—	—
Other borrowings	121	—	0.15	234	—	0.13
Total interest-bearing liabilities	33,810,483	36,379	0.44	35,120,731	58,230	0.67
Other liabilities	435,360			459,862
Capital	1,634,163			1,335,102
Total liabilities and capital	$35,880,006			$36,915,695
Net interest income		$34,272			$23,248

Interest-rate spread		$30,269	0.36		$18,585	0.21
Earnings from capital		4,003	0.03		4,663	0.04
Net interest margin		$34,272	0.39		$23,248	0.25

*
Investments include securities purchased under agreements to resell, federal funds sold, and HTM and AFS securities. The average balances of HTM and AFS securities are reflected at amortized cost; therefore, the resulting yields do not include changes in fair value or the non-credit component of a previously recognized OTTI charge reflected in AOCL. The changes in fair value and the non-credit component of a previously recognized OTTI charge reflected in AOCL are included in other assets in the table above.

For the three months ended March 31, 2013, our average assets declined by $1.0 billion, compared to the same period in 2012, primarily due to lower average advance, investment, and mortgage loans held for portfolio balances. Average consolidated obligations also declined for the three months ended March 31, 2013, compared to same period in 2012, due to the decline in average assets.

The following table separates the two principal components of the changes in our net interest income—interest income and interest expense—identifying the amounts due to changes in the volume of interest-earning assets and interest-bearing liabilities and changes in the average interest rate for the three months ended March 31, 2013 and 2012, compared to the previous period.

	For the Three Months Ended March 31,
	2013 vs. 2012 Increase (Decrease)
Changes in Volume and Rate	Volume *	Rate *	Total
(in thousands)
Interest income:
Advances	$(1,937)	$(9,464)	$(11,401)
Investments	(550)	4,141	3,591
Mortgage loans	(3,731)	715	(3,016)
Other loans	(6)	5	(1)
Total interest income	(6,224)	(4,603)	(10,827)
Interest expense:
Consolidated obligations	(2,640)	(19,238)	(21,878)
Deposits	10	17	27
Total interest expense	(2,630)	(19,221)	(21,851)
Change in net interest income excluding benefit/(provision) for credit losses	$(3,594)	$14,618	$11,024

*
Changes in interest income and interest expense not identifiable as either volume-related or rate-related, but rather equally attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes.

Both total interest income and total interest expense decreased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower advance and mortgage loan interest income and significantly lower interest expense on consolidated obligations. The decrease in interest expense on consolidated obligations was primarily the result of more favorable pricing due to investor demand for FHLBank System debt and other high-quality investments. The average balance outstanding in all asset portfolios declined, primarily due to lower demand for advances during the quarter and principal paydowns on our mortgage loan portfolio. The decline in average advance rates was partially offset by changes in our investment mix, which resulted in higher yields on that portfolio. Investment yields were also favorably impacted by the maturity in late 2012 of certain AFS securities with high premium amortization, which were substantially offset by gains on the derivatives hedging these investments but recorded in other income (loss) on our statements of income.

Interest Income
The following table presents the components of our interest income by category of interest-earning asset and the percentage change in each category for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Interest Income	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Advances	$16,991	$22,917	(25.9)
Prepayment fees on advances, net	164	5,639	(97.1)
Subtotal	17,155	28,556	(39.9)
Investments	40,490	36,899	9.7
Mortgage loans	12,993	16,009	(18.8)
Interest-bearing deposits and other	13	14	(7.1)
Total interest income	$70,651	$81,478	(13.3)

Interest income decreased significantly for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to significant decreases in average balances of mortgage loans, advances, and investments, and lower yields on outstanding advances, partially offset by increases in the yield on investments and mortgage loans.

Advances
Interest income from advances, excluding prepayment fees on advances, decreased 25.9% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to significant declines in yields and average balances. The average yield on advances, including prepayment fees on advances, decreased by 41 basis points to 0.75% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the impact of prepayment fees for the three months ended March 31, 2012. Excluding prepayment fees, the average yield on advances for the three months ended March 31, 2013 and 2012 was 0.75% and 0.93%.
Average advance balances decreased by $716.8 million, or 7.2%, to $9.2 billion, for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower advance demand and maturing advances.
Prepayment Fees on Advances
For the three months ended March 31, 2013 and 2012, we recorded net prepayment fee income of $164,000 and $5.6 million, primarily resulting from fees charged to borrowers that prepaid advances totaling $21.5 million and $364.5 million. Prepayment fees on hedged advances were partially offset by the cost of terminating interest-rate exchange agreements hedging those advances. See Note 5 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" for additional detail on gross and net prepayment fees.
Investments
Interest income from investments, which includes short-term investments and AFS and HTM investments, increased by 9.7% for the three months ended March 31, 2013, compared to the same period in 2012. The increase primarily resulted from higher average yields earned due to our shift in investment mix from lower yielding short-term unsecured investments to higher-yielding secured medium- and longer-term agency MBS and state housing agency investments, partially offset by a slightly lower average balance. Interest income from investments in first quarter 2013 was higher than for the same period in 2012 due to lower premium amortization on our available-for-sale (AFS) securities, a number of which matured in late 2012. While decreasing interest income by $9.8 million for the three months ended March 31, 2012, the first quarter 2012 amortization was offset in non-interest income by a $10.1 million gain on the derivatives hedging those securities. (also see "—Other Income" below).
The average yield on our investments increased by 7 basis points, to 0.64%, for the three months ended March 31, 2013, compared to the same period in 2012, while the average balance of our investments decreased by $381.7 million, to $25.6 billion, for the three months ended March 31, 2013, compared to the same period in 2012.
Mortgage Loans
Interest income from mortgage loans held for portfolio decreased by 18.8% for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily due to the continued decline in the average balance of mortgage loans held for portfolio since exiting the MPP in 2006, and the continuing repayments of principal. The average balance of our mortgage loans held for portfolio decreased by $295.6 million to $1.0 billion for the three months ended March 31, 2013, compared to the same period in 2012. The yield on our mortgage loans held for portfolio increased by 27 basis points, to 5.16% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to the impact of changes in prepayment assumptions that affected our amortization of premiums and accretion of discounts on mortgage loans during those periods. The balance of our remaining mortgage loans held for portfolio will continue to decrease as the remaining mortgage loans are paid off.
We conduct a loss reserve analysis of our mortgage loan portfolio on a quarterly basis. As a result of our first quarter 2013 analysis, we determined that a reduction in our allowance for credit losses was required for the three months ended March 31, 2013, and we recorded a benefit for credit losses of $41,000 for the period. We recorded no provision or benefit for credit losses for the three months ended March 31, 2012.

Interest Expense
The following table presents the components of our interest expense by category of interest-bearing liability and the percentage change in each category for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Interest Expense	2013	2012	Percent Increase/ (Decrease)
(in thousands, except percentages)
Consolidated obligation discount notes	$4,502	$1,487	202.8
Consolidated obligation bonds	31,833	56,726	(43.9)
Deposits	44	17	158.8
Total interest expense	$36,379	$58,230	(37.5)

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
Consolidated Obligation Discount Notes
Interest expense on consolidated obligation discount notes increased by 202.8% for the three months ended March 31, 2013, compared to the same period in 2012. Although we decreased the balance of our outstanding consolidated obligation discount notes and increased the balance of consolidated obligation bonds as of March 31, 2013, both the average balance and cost of funds of our consolidated obligation discount notes increased during the three months ended March 31, 2013, compared to the same period in 2012, due to higher use of discount notes earlier in the quarter and due to slight increases in certain short-term interest rates, including the federal funds rate. The average balance of our consolidated obligation discount notes increased by $7.8 billion, to $19.9 billion, and the average cost of funds on such notes increased by 4 basis points, to 0.09%, for the three months ended March 31, 2013, compared to the same period in 2012.
Consolidated Obligation Bonds
Interest expense on consolidated obligation bonds decreased by 43.9% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a significantly lower average balance. As noted above, although we decreased the balance of our outstanding consolidated obligation discount notes and increased the balance of consolidated obligation bonds in March 2013, due to higher utilization of discount notes earlier in the quarter, the average balance of our consolidated obligation bonds decreased by $9.4 billion, to $12.3 billion for the three months ended March 31, 2013, compared to the same period in 2012. The average cost of funds on our consolidated obligation bonds was unchanged at 1.05%, for the three months ended March 31, 2013 and 2012.
Deposits
Interest expense on deposits increased by 158.8%, to $44,000 for the three months ended March 31, 2013, compared to the same period in 2012. The average balance of deposits increased by $160.2 million to $494.7 million and the average interest rate paid on deposits increased by 2 basis points, to 0.04%, for the three months ended March 31, 2013, compared to the same period in 2012. Deposit levels generally vary based on our members' liquidity levels and market conditions, as well as the interest rates we pay on our deposits.
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
Our use of interest-rate exchange agreements increased our income by $12.3 million for the three months ended March 31, 2013 compared to $11.0 million for the same period in 2012. The effect on income from derivatives activity primarily reflects the net effects of: (1) converting fixed-interest rate advances to variable interest-rate advances, (2) converting fixed interest rates on our consolidated obligation bonds and discount notes to variable interest rates, and (3) converting fixed interest-rate AFS investments to variable interest rates. In addition, the net gain on derivatives and hedging activities includes the effect of the interest-rate swaps hedging our AFS securities (as discussed further below). See Note 8 in "Item 1. Financial Statements—Condensed Notes to Financial Statements" for detailed income and expense impacts by hedged item type for the three months ended March 31, 2013 and 2012, "—Financial Condition as of March 31, 2013 and December 31, 2012—Derivative Assets and Liabilities," and "—Other Income" for additional information on our outstanding interest-rate exchange agreements.
Other Income
Other income includes the credit portion of OTTI loss, net (loss) gain on financial instruments held under fair value option, net realized gain on sale of AFS securities, net gain on derivatives and hedging activities, net realized loss on early extinguishment of consolidated obligations, and other miscellaneous income (including service fees) not included in net interest income. Because of the type of financial activity reported in this category, other income can be volatile from period to period. For instance, net gain on derivatives and hedging activities is highly dependent on changes in interest rates and spreads between various interest-rate yield curves, and the credit portion of OTTI loss is highly dependent upon the performance of collateral underlying our PLMBS as well as our OTTI modeling assumptions.
The following table presents the components of our other income and the percentage change for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Other Income	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Credit portion of OTTI loss	$(342)	$(1,324)	74.2
Net (loss) gain on financial instruments held under fair value option	(422)	17	(2,582.4)
Net realized gain on sale of AFS securities	903	—	N/A
Net gain on derivatives and hedging activities	611	12,006	(94.9)
Net realized loss on early extinguishment of consolidated obligations	(299)	(1,960)	84.7
Other, net	251	434	(42.2)
Total other income	$702	$9,173	(92.3)

Total other income decreased by $8.5 million for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a decrease of $11.4 million in net gain on derivatives and hedging activities, partially offset by decreases of $1.0 million in credit-related OTTI loss and of $1.7 million in net realized loss on early extinguishment of consolidated obligations. These changes in other income are discussed in more detail below.
Credit Portion of OTTI Loss
For the three months ended March 31, 2013, we determined that the impairment of certain of our PLMBS was other than temporary and, accordingly, recognized credit-related OTTI charges of $342,000 in our statement of income for the three months ended March 31, 2013, compared to $1.3 million for the same period in 2012. The additional losses in both periods were due to changes in assumptions regarding future housing prices, foreclosure rates, loss severity rates, and other economic factors, and their adverse effects on the mortgages underlying these securities.

See “—Financial Condition as of March 31, 2013 and December 31, 2012—Investments," "—Critical Accounting Policies and Estimates—OTTI of Securities," and Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information regarding our other-than-temporarily impaired securities.
Net (Loss) Gain on Financial Instruments Held Under Fair Value Option
For the three months ended March 31, 2013 and 2012, we recorded a net loss of $422,000 and a net gain of $17,000 on our consolidated obligation bonds and discount notes on which we elected the fair value option.
Net Realized Gain on Sale of AFS Securities
During the three months ended March 31, 2013, we sold one AFS security with an unpaid principal balance of $60.1 million and carrying value of $40.9 million, resulting in a net gain of $903,000. We had no such sales during the three months ended March 31, 2012.
Net Gain on Derivatives and Hedging Activities
For the three months ended March 31, 2013, we recorded a decrease of $11.4 million in our net gain on derivatives and hedging activities, compared to the same period in 2012. The following table presents the components of net gain on derivatives and hedging activities for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Net Gain on Derivatives and Hedging Activities	2013	2012
(in thousands)
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$273	$11,999
Total net gain related to fair value hedge ineffectiveness	273	11,999
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	371	(106)
Net interest settlements	(33)	113
Total net gain related to derivatives not designated as hedging instruments	338	7
Net gain on derivatives and hedging activities	$611	$12,006

The decrease in the net gain on derivatives and hedging activities for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to the effect of the maturing, in 2012, of interest-rate swaps hedging certain of our AFS securities and ineffectiveness in our other hedging relationships, primarily those hedging consolidated obligation bonds. Several of our AFS securities in benchmark fair value hedges were purchased at significant premiums with corresponding up-front swap fees. A significant portion of these hedged AFS securities (e.g., TLGP investments) and the derivatives hedging these securities matured during 2012. As a result, in first quarter 2013 and future periods, the favorable impact of the changes in fair value on the derivatives hedging these securities will not be reflected in net gain on derivatives and hedging activities, nor will the unfavorable impact of the corresponding amortization of large up-front premiums paid on the AFS securities reflected in interest income.
See “—Effect of Derivatives and Hedging on Income," "—Financial Condition December 31, 2012 and 2011—Derivative Assets and Liabilities,” and Note 8 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report for additional information.
Net Realized Loss on Early Extinguishment of Consolidated Obligations
From time to time, we early extinguish consolidated obligations by exercising our rights to call consolidated obligations or by reacquiring such consolidated obligations on the open market. We early extinguish debt primarily to economically reduce the relative cost of our consolidated obligation bonds in future periods, particularly when the future yield of the replacement debt is expected to be lower than the yield for the extinguished bonds. Net realized loss on early extinguishment of consolidated obligations, comprised primarily of write-offs of unamortized concessions on called bonds, decreased by $1.7 million to $299,000 for the three months ended March 31, 2013, compared to the same period in 2012.

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
The following table presents the components of our other expense and the percentage changes for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
Other Expense	2013	2012	Percent Increase/(Decrease)
(in thousands, except percentages)
Operating expenses:
Compensation and benefits	$7,548	$7,660	(1.5)
Occupancy cost	1,931	1,566	23.3
Other operating	6,475	6,985	(7.3)
Finance Agency	867	1,201	(27.8)
Office of Finance	679	618	9.9
Other	61	29	110.3
Total other expense	$17,561	$18,059	(2.8)

Total other expense decreased by $498,000 for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower other operating expenses and Finance Agency assessments, partially offset by an increase in occupancy cost. The decrease in other operating expenses resulted from lower costs related to our PLMBS litigation, due to entering into a cost sharing arrangement in late 2012. Occupancy expenses increased for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to overlapping rental expense and other expenses related to the relocation of the bank's headquarters in April 2013. Beginning in third quarter 2013, occupancy cost is expected to decline due to reductions in lease expenses.
Finance Agency and Office of Finance expenses represent costs allocated to us by those entities calculated through formulas based on our percentage of capital stock, consolidated obligations issued, and consolidated obligations outstanding compared to the FHLBank System as a whole.
Assessments
Our assessment for AHP is calculated as 10% of our net earnings before assessments. We recorded $1.7 million of AHP assessments for the three months ended March 31, 2013, compared to $1.4 million for the same period in 2012.

Critical Accounting Policies and Estimates
Our financial statements and related disclosures are prepared in accordance with GAAP, which requires management to make judgments, assumptions, and estimates that affect the amounts reported and disclosures made. We base our estimates on historical experience and on other factors believed to be reasonable given the circumstances, but actual results may vary from these estimates under different assumptions or conditions, sometimes materially. Our significant accounting policies are summarized in “Part II. Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Policies and Estimates” included in our 2012 10-K. Critical accounting policies and estimates are those that may materially affect our financial statements and related disclosures and that involve difficult, subjective, or complex judgments by management about matters that are inherently uncertain. Our critical accounting policies and estimates include determination of OTTI of securities, fair valuation of financial instruments, application of accounting for derivatives and hedging activities, amortization of premiums and accretion of discounts, and determination of allowances for credit losses. With the exception of changes in the significant inputs used to measure credit losses on our PLMBS determined to be other-than-temporarily impaired for the three months ended March 31, 2013, as discussed below, there were no significant changes to our critical accounting policies or to the judgments, assumptions, and estimates, as described in our 2012 10-K, during the three months ended March 31, 2013.
Determination of OTTI of Securities
The following table presents a summary of the significant inputs used to evaluate our PLMBS for OTTI for the three months ended March 31, 2013, as well as the related current credit enhancement. The calculated averages represent the dollar-weighted averages of all PLMBS in each category shown. A summary of the significant inputs on the securities for which an OTTI was determined to have occurred for the three months ended March 31, 2013, as well as the related current credit enhancement, is presented in Note 4 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" included in this report.

	Significant Inputs Used to Measure Credit Losses on PLMBS For the Three Months Ended March 31, 2013			As of March 31, 2013
	Cumulative Voluntary Prepayment Rates (1)	Cumulative Default Rates (1)	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average	Weighted Average	Weighted Average	Weighted Average
(in percentages)
Prime:
2008	11.2	24.2	41.0	22.7
2005	7.6	19.5	38.1	22.9
2004 and prior	31.3	63.4	103.0	56.3
Total prime	14.8	11.2	34.0	15.7
Alt-A:
2008	7.9	39.7	43.1	31.7
2007	4.0	66.9	50.9	22.9
2006	3.5	68.3	51.0	23.5
2005	5.3	47.2	43.4	26.6
2004 and prior	9.8	13.4	32.9	18.0
Total Alt-A	4.6	61.4	49.1	24.6
Total PLMBS	5.9	54.9	47.1	23.4

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.

In addition to evaluating our PLMBS under a base-case (or best estimate) scenario as discussed in Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements,” we also performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a housing price forecast that decreased five percentage points from the trough followed by a recovery path that is 33.0% lower than the base-case scenario.

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

The following table represents the impact to credit-related OTTI for the three months ended March 31, 2013 for the more stressful housing price scenario described above, which assumes delayed recovery of the housing price index (HPI), compared to credit-related OTTI recorded using our base-case housing price assumptions. The results of this scenario are not recorded in our financial statements.

	For the Three Months Ended March 31, 2013
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2013 OTTI Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2013 OTTI Credit Loss
(in thousands, except number of securities)
Alt-A *	2	$44,279	$(342)	18	$1,056,355	$(26,701)

*	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

As described in Note 4 in “Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements” in this report, in our quarterly OTTI assessment, we evaluate each of our securities with a fair value less than amortized cost to determine whether there is any OTTI credit loss (i.e., the present value of the cash flows expected to be collected is less than the amortized cost basis). In our first quarter 2013 OTTI assessments, two securities determined to be other-than-temporarily impaired in prior periods were further impaired. No additional securities were determined to be other-than-temporarily impaired in first quarter 2013. Any subsequent unfavorable changes in the amount and timing of cash flows expected to be collected could result in additional OTTI losses if, at subsequent evaluation dates, the fair value of these or other of our affected securities is less than their amortized cost.
As part of our quarterly OTTI assessment, we also identify previously impaired securities with no additional OTTI credit losses in the quarter. If there is a significant increase in a security's expected cash flows, we adjust the yield on the security on a prospective basis. This adjusted yield is used to calculate the amount to be recognized into interest income over the remaining life of the security in order to match the amount and timing of future cash flows expected to be collected.
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
Our method of managing advances results in lower interest-rate risk because we price, value, and risk manage our advances based upon our consolidated obligation funding curve, which is used to value the debt that funds our advances. In addition, when we make an advance or have consolidated obligations issued on our behalf by the Office of Finance, we generally enter contemporaneously into interest-rate exchange agreements that hedge any optionality that may be embedded in each advance or consolidated obligation. Our short-term investments have short terms to maturity and low durations, which cause their market values to have lower sensitivity to changes in market conditions.
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

The following table summarizes our total statement of condition risk measures as of March 31, 2013 and December 31, 2012.

	As of	As of
Primary Risk Measures	March 31, 2013	December 31, 2012
Effective duration of equity	1.49	1.46
Effective convexity of equity	(0.77)	0.87
Effective key-rate-duration-of-equity mismatch	1.39	1.47
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(2.12)%	(1.76)%
- 100 basis point shock scenario	(0.11)%	0.18%
+ 200 basis point shock scenario	(5.49)%	(5.06)%
- 200 basis point shock scenario	(0.08)%	0.30%
+ 250 basis point shock scenario	(7.52)%	(7.12)%
- 250 basis point shock scenario	(0.11)%	0.30%

The duration and the market value of each of our asset and liability portfolios have contributing effects on our overall effective duration of equity. As of March 31, 2013, the effective duration of equity remained relatively unchanged from that of December 31, 2012. The decrease in the effective convexity of equity as of March 31, 2013 from December 31, 2012 was primarily caused by the change in the convexity profile of our consolidated obligations, partially offset by the change in convexity of the derivatives hedging the consolidated obligations. Both the LIBOR and overnight index swap (OIS) rates and yields on consolidated obligations increased in first quarter 2013, but by different magnitudes for the various terms-to-maturity on the respective curves (effective December 31, 2012, we began valuating certain of our collateralized derivatives utilizing the OIS curve rather than the LIBOR curve). Effective key-rate-duration-of-equity mismatch decreased slightly as of March 31, 2013 from December 31, 2012, primarily due to the changes in the composition of our statements of condition.
The estimated increases in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates between March 31, 2013 and December 31, 2012 were the result of changes in the composition of our statements of condition and changes in interest rates during first quarter 2013.
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
Our risk management policy limits apply only to the basis and mortgage portfolio risk measures. We were in compliance with these risk management policy limits as of March 31, 2013 and December 31, 2012. The following table summarizes our basis and mortgage portfolio risk measures and their respective limits as of March 31, 2013 and December 31, 2012.

	As of	As of	Risk Measure
Basis and Mortgage Portfolio Risk Measures and Limits	March 31, 2013	December 31, 2012	Limit
Effective duration of equity	1.43	1.46	+/-4.00
Effective convexity of equity	(0.73)	0.25	-5.00
Effective key-rate-duration-of-equity mismatch	1.19	1.14	+3.00
Market value-of-equity sensitivity
+ 100 basis point shock scenario	(1.97)%	(1.79)%	-4.00%
- 100 basis point shock scenario	0.05%	0.31%	-4.00%
+ 200 basis point shock scenario	(4.95)%	(4.73)%	-8.00%
- 200 basis point shock scenario	0.02%	0.34%	-8.00%
+ 250 basis point shock scenario	(6.68)%	(6.49)%	-10.00%
- 250 basis point shock scenario	(0.05)%	0.29%	-10.00%
The changes in the effective duration of equity, effective convexity, effective key-rate-duration-of-equity mismatch, and estimated changes in our market value-of-equity sensitivity resulting from 100-, 200-, and 250-basis point changes in interest rates of our basis and mortgage portfolio as of March 31, 2013 from that as of December 31, 2012 are generally due to the same factors as those of our total bank asset and liability portfolio analysis discussed above. Differences in the directions of change from the analysis above are primarily due to the relative impact of changes in the composition of our statements of condition and recovery in the market value of PLMBS.
Instruments that Address Market Risk
Consistent with Finance Agency regulation, we enter into interest-rate exchange agreements, such as interest-rate swaps, interest-rate caps and floors, and swaptions, only to reduce the interest-rate exposure inherent in otherwise unhedged asset and funding positions, to achieve our risk management objectives, and to reduce our cost of funds. This enables us to adjust the effective maturity, repricing frequency, or option characteristics of our assets and liabilities in response to changing market conditions. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations—Financial Condition as of March 31, 2013 and December 31, 2012—Derivative Assets and Liabilities" for additional information.

ITEM 4.  CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures
The Seattle Bank's management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). The Seattle Bank's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013, the end of the period covered by this report. The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that lead to the restatement described in Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report, where we restate our statement of cash flows for the three months ended March 31, 2012. We have also determined that the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, with the three month period ended March 31, 2012, the referenced periods) require restatement, and subsequent to the filing of this report, we will file restated financial statements to correct the statements of cash flows for each of these respective periods in an amended 10-K for the year ended December 31, 2012 and amended 10-Qs for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012. We had previously concluded that disclosure controls and procedures were effective in the previously reported referenced periods; however as a result of the material weakness described below, we have concluded that, as of March 31, 2013, and for the referenced periods, our disclosure controls and procedures were not effective.
Notwithstanding this material weakness, our management has concluded, based on supplemental procedures and additional analysis performed to prepare the restated statement of cash flows for the three months ended March 31, 2012 and the statement of cash flows for the three months ended March 31, 2013, and the existing controls not impacted by this material weakness, that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. Except for the ongoing enhancements to the statement of cash flows preparation process that led to the identification of the material weakness discussed below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for first quarter 2013.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As of March 31, 2013, the end of the period covered by this report, and for the referenced periods, we did not maintain effective controls over the preparation and review of our statements of cash flows. These control deficiencies resulted in errors in certain of our statements of cash flows as originally reported, which in turn requires restatements of our statements of cash flows for the referenced periods. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods. Accordingly, our management determined that, when evaluated in the aggregate, the control deficiencies constituted a material weakness in internal control over financial reporting as of March 31, 2013, the end of the period covered by this report, and for the referenced periods. Management is currently in the process of determining the appropriate remediation for the control deficiencies.

PART II.

ITEM 1. LEGAL PROCEEDINGS
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS as described below. Other than as may possibly result from the legal proceedings discussed below, after consultations with legal counsel, we do not believe that the ultimate resolutions of any current matters would have a material impact on our financial condition, results of operations, or cash flows.

PLMBS Legal Proceedings
The Seattle Bank is currently involved in a number of legal proceedings against various entities relating to our purchases and subsequent impairment of certain PLMBS. These proceedings are described in “Part I. Item 3. Legal Proceedings” in our 2012 10-K and below. As was previously reported, in December of 2009, the Seattle Bank filed 11 complaints in the Superior Court of Washington for King County relating to PLMBS that the Seattle Bank purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law request rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus 8% per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserts that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.
In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools while noting that the dismissal does not preclude the Seattle Bank from arguing that occupancy is relevant to other allegations. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is currently ongoing. In March 2012, the judge entered a scheduling order under which trials for these cases will be held in early 2015 at the earliest.
Consent Arrangement
For additional information relating to the Seattle Bank's Consent Arrangement with the Finance Agency, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Capital Resources—Capital Classification and Consent Arrangement" and Note 10 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this report.

ITEM 1A. RISK FACTORS
Our 2012 10-K includes a detailed discussion of our risk factors. The information below includes material updates to, and should be read in conjunction with, the risk factors included in our 2012 10-K.
Member failures, mergers, and consolidations may adversely affect our business. In particular, the loss of large members with significant amounts of advance business or the loss of substantial advance business from those members or potential large members could have a negative effect on our financial condition and results of operations.
Over the last several years, many financial institutions have failed, merged, or consolidated. As a result of such activity, the Seattle Bank has lost 35 members, including our three largest borrowers and shareholders, Washington Mutual Bank, F.S.B., Merrill Lynch Bank USA, and Bank of America, Oregon, N.A., since mid-2008. Further, the challenges facing financial services institutions through increased regulatory uncertainty, higher required levels of capital, and sluggish economic growth have diminished the formation of new financial institutions following the financial crisis and have contributed to the rate of mergers and consolidations. If there is a continuation of failures, mergers, and consolidations, particularly mergers or consolidations of institutions within our district by out-of-district acquirers, there may be a reduced number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and results of operations.
In addition, our advance and capital stock balances are concentrated with commercial banks and thrift institutions, and we are subject to customer concentration risk due to our reliance on a relatively small number of members for a large portion of our total advance business and resulting advance interest income.
To illustrate these risks, in March 2013, we received notice from Bank of America Oregon, N.A., our largest borrower, of its plans to merge into its parent, BANA, and on April 1, 2013, the merger was completed. On that date, Bank of America Oregon, N.A.'s membership in the Seattle Bank was terminated and all outstanding advances and capital stock were assumed by BANA, a nonmember financial institution. As a result, BANA's business activity will eventually decline to zero as the outstanding advances mature. Approximately 20% of the entity's $3.8 billion in outstanding advances will mature in 2013 and substantially all of its remaining advances mature between 2015 and 2016. We expect that, all other things being equal, the loss of Bank of America Oregon, N.A. as a member will begin to negatively impact our net income and CMA assets-to-total assets ratio in 2015 as a large percentage of BANA's advances mature in 2015. Further, in 2018, when we begin to be required to repurchase BANA's outstanding capital stock (assuming no regulatory or other limitations prevent us from doing so), we expect further negative impact on our net income primarily driven by a reduction in our earnings from assets funded with BANA's stock. It is difficult to predict the impact on our return on equity as that will vary based on investment opportunities and interest rates, among other things.
These changes have led to and may continue to lead to adverse effects on our business, including lower advance balances and related interest income, and possibly, lower net income. Although we consider the impact of loss of large members on our business in our strategic planning, the loss of an additional large member could result in additional significant adverse impact on our financial condition and results of operations and could impact our ability to maintain our current level of business operations.
We recently identified a material weakness in our internal control over financial reporting that resulted in the need to restate our previously issued financial statements for the periods referenced below. If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Subsequent to filing our 2012 10-K, and as a result of ongoing enhancements to our statements of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating activities, investing activities, and financing activities. On April 25, 2013, after informing and receiving authorization from our Board, we concluded that the financial statements for the referenced periods should not be relied upon and that restatements were required for the referenced periods. Although we do not expect the errors to have any impact on the "net change in cash and due from banks" previously reported on the statements of cash flows, or on the statements of condition, statements of income, statements of comprehensive income, or statements of capital for the referenced periods, remediation of the material weakness identified in our internal control over financial reporting and preparation of the restated statements of cash flows could result in additional changes to our statements of cash flows, or possibly, changes to our financial condition or results of operations. If we are unable to remediate the material weakness or maintain adequate internal control over financial reporting in the future, we could become subject to a number of additional risks and uncertainties, including loss of member confidence, adverse action by the Finance Agency, and increased costs for accounting and legal fees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibits

3.2
Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 and March 13, 2013 (incorporated by reference to Exhibit 3.2 to the Form 10-K filed with the SEC on March 13, 2013).

10.1 *
Federal Home Loan Bank of Seattle Bank Executive Annual Incentive Compensation Plan as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 21, 2013).

10.2 *
Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 13, 2013).

10.3	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 13, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 13, 2013
Christina J. Gehrke
Senior Vice President, Chief Accounting and Administrative Officer
(Principal Accounting Officer *)

*
The Chief Accounting and Administrative Officer for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting performs similar functions as a principal financial officer.

LIST OF EXHIBITS

Exhibit No.	Exhibits

3.2
Bylaws of the Federal Home Loan Bank of Seattle, as adopted March 31, 2006, as amended July 30, 2010 and March 13, 2013 (incorporated by reference to Exhibit 3.2 to the Form 10-K filed with the SEC on March 13, 2013).

10.2 *
Federal Home Loan Bank of Seattle Bank Executive Annual Incentive Compensation Plan as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 21, 2013).

10.2 *
Director Compensation Policy for the Board of Directors of the Federal Home Loan Bank of Seattle, effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed with the SEC on March 13, 2013).

10.3	Form of Advances, Security and Deposit Agreement, dated as of September 21, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.