Form 10-K/A
period 2012-12-31
Federal Home Loan Bank of Seattle
filed 2013-05-24
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-51406
FEDERAL HOME LOAN BANK OF SEATTLE
(Exact name of registrant as specified in its charter)

Federally chartered corporation	91-0852005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fourth Avenue, Suite 2600, Seattle, WA	98154-1127
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (206) 340-2300

Securities registered pursuant to Section 12(g) of the Act: Class B common Stock, $100 par value per share	Name of Each Exchange on Which Registered: N/A
(Title of class)
Former Address:

1501 Fourth Avenue, Suite 1800, Seattle, WA	98101-1693
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The Federal Home Loan Bank of Seattle is filing this amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2012 (Original Report) to restate our financial statements for the years ended December 31, 2012, 2011, and 2010 (Amended Report) as a result of errors in the statements of cash flows. For additional background on the restatement, please see Note 1 in "Part II. Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements" and "Part II. Item 9A. Controls and Procedures." The Amended Report also includes certain minor typographical corrections.
Except for certain updated information in the Amended Report in the items listed below, and corrections of minor typographical errors, there have been no changes to the Original Report:

•	Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition as of December 31, 2012 and 2011

◦	Mortgage Loans Held for Portfolio: correction of cash flows from principal repayments resulting from restated 2012 statement of cash flows

•	Part II. Item 8. Financial Statements and Supplementary Data

◦	Management's Report on Internal Control over Financial Reporting

◦	Report of Independent Registered Public Accounting Firm

◦	Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

◦	Note 1—Summary of Significant Accounting Policies—Restatement of Prior Period Cash Flows

•	Part II. Item 9A. Controls and Procedures

•
Exhibits - Item 15 of the Amended Report sets forth the complete list of our exhibits. Except for the exhibits identified below, which are filed herewith, all exhibits listed in our Original Report have been filed as set forth therein:

◦
Officer certifications executed as of the date of the Amended Report by our president and chief executive officer and chief accounting and administrative officer (who, for purposes of the Seattle Bank's disclosure controls and procedures and internal control over financial reporting, performs similar functions as a principal financial officer) as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1, and 32.2.

◦	Amended XBRL data files incorporating the changes in the Amended Report to the statements of cash flows.
For the convenience of the reader, this Amended Report sets forth the Original Report in its entirety, except as noted above. Other than the revisions described above, no other changes have been made to the Original Report. This Amended Report does not amend, update, or change any other information contained in the Original Report, although it does evaluate for potential recognition and disclosure events occurring through May 24, 2013, the filing date of the Amended Report.

3

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

	As of December 31, 2012				March 1, 2013 Rating Based on December 31, 2012 Unpaid Principal Balance
PLMBS	Unpaid Principal Balance	Amortized Cost Basis	Gross Unrealized Losses	Weighted-Average Collateral Delinquency	Percent Rated Below Investment Grade	Unrated	Percent on Watchlist
(in thousands, except percentages)
Prime:
First lien	$39,856	$39,705	$(2,202)	6.1	—	0.3	—
Alt-A:
Option ARMs	1,665,324	1,349,012	(217,724)	46.7	99.8	—	—
Alt-A and other	692,317	587,032	(59,722)	28.7	80.5	0.1	—
Total PLMBS backed by Alt-A loans	2,357,641	1,936,044	(277,446)	41.4	94.2	—	—
Total	$2,397,497	$1,975,749	$(279,648)	40.8	92.6	—	—

The following table provides our investment holdings greater than 10% of GAAP capital as of December 31, 2012.

	As of December 31, 2012
Investments Greater than 10% of GAAP Capital	Carrying Value	Fair Value
(in thousands)
Fannie Mae	$3,824,411	$3,885,785
Freddie Mac	3,306,795	3,329,954
Export-Import Bank of the U.S.	882,108	882,108
FFCB	557,914	557,914
TVA	427,810	431,427
Bank of America, N. A.	408,344	396,179
Lehman XS Trust	376,465	369,444
JPMorgan Chase	285,263	280,953
Union Bank of California, N.A.	269,000	269,011
Barclay Capital	255,838	248,497
Utah Housing Corporation	237,335	237,932
Colorado Housing	236,720	236,740
Idaho Municipal Housing	202,605	202,913
U.S. AID	160,470	160,470
Total	$11,431,078	$11,489,327
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

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.0 billion and $1.2 billion in conventional mortgage loans and $95.0 million and $118.8 million in government-guaranteed mortgage loans as of December 31, 2012 and 2011. The portfolio decreased for the year ended December 31, 2012 due to our receipt of $288.0 million in principal payments.
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

The table below presents projected home-price recovery by months for the more stressful scenario as of December 31, 2012.

	As of December 31, 2012
Months	Annualized Recovery Range
(in percentages)
1 - 6	0.0	1.9
7 - 12	0.0	2.0
13 -18	0.7	2.0
19 - 30	1.3	2.7
31 - 42	1.9	3.4
43 - 66	1.9	4.0
Thereafter	1.9	3.8

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FEDERAL HOME LOAN BANK OF SEATTLE

FEDERAL HOME LOAN BANK OF SEATTLE
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
(AS RESTATED)

The Federal Home Loan Bank of Seattle's (Seattle Bank’s) management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act, as amended, Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Seattle Bank’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Seattle Bank are being made only in accordance with authorizations of our management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Seattle Bank’s assets that could have a material effect on the Seattle Bank’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
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
As a result of management's assessment of our internal control over financial reporting as of December 31, 2012, made in connection with the filing of our 2012 annual report on 10-K (2012 10-K) on March 13, 2013 (Original Report), management at that time concluded that the Seattle Bank's internal control over financial reporting was effective based on the COSO criteria as of December 31, 2012. However, subsequent to the Original Report and as completed in connection with and as of the filing date of this amended 2012 10-K (Amended Report), management has concluded that the Seattle Bank's internal control over financial reporting was not effective as of December 31, 2012 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated in the aggregate, constituted a material weakness related to presentation and classification of cash flow activity on the statements of cash flows. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods. These control deficiencies resulted in errors in certain of our statements of cash flows as originally reported, which in turn require restatements for the periods referenced below. Additionally, these control deficiencies could result in a misstatement of the aforementioned statements or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
In this Amended Report, we restate our statement of cash flows for the years ended December 31, 2012, 2011, and 2010. We have also determined that the statements of cash flows for the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, with the three years ended December 31, 2012, 2011, and 2010, the referenced periods) require restatement.
The effectiveness of the Seattle Bank's internal control over financial reporting has been audited by our independent registered public accounting firm, as stated in its report, which expresses its opinion on the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2012.

REMEDIATION OF MATERIAL WEAKNESS
Since the filing date of our Original Report, we have implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the material weakness identified above. Specifically, we instituted the following material changes in our internal control over financial reporting:

•	We have implemented enhanced account activity reconciliation processes, including a detailed rationale for the classification of activity for each cash flow statement line item.

•	We have enhanced our review processes to include additional validations to statements of condition and statements of income accounts.
We believe these enhancements, together with a collective focus on the execution of existing controls, will improve the quality of the statements of cash flows preparation and review processes by increasing the importance of reconciling activity that affects multiple line items, providing clear communication and guidance as to how cash activity is reflected and reconciled to net income, and ensuring that the cash flow statement impact from new or infrequent transactions is analyzed thoroughly to ensure proper presentation.
The material weakness identified had no impact on our financial position, results of operations, or net change in cash and due from banks on our statements of cash flows as of or for the years ended December 31, 2012, 2011, or 2010 or for the other referenced periods. We believe the actions detailed above, which were implemented prior to and as of the filing date of this Amended Report, should remediate the material weakness in internal control over financial reporting; however, based on the COSO criteria as of December 31, 2012, subsequent testing of multiple periods will be required to ascertain that the material weakness has been fully remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Seattle

In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Seattle (the “Bank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the preparation and review of the statement of cash flows existed as of that date. Accordingly, management's report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Bank did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation and review of the statement of cash flows existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management's Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those financial statements. The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting . Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the financial statements, the 2012, 2011, and 2010 financial statements have been restated to correct errors.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 13, 2013, except for the effects of the restatement discussed in Note 1 to the financial statements and the matter described in the third paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is May 24, 2013

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

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	Restated	Restated	Restated
	2012	2011	2010
(in thousands)
Operating Activities
Net income	$70,798	$84,042	$20,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,694	28,717	(40,627)
Net OTTI loss, credit portion	11,089	91,176	106,197
Net realized gain on sale of HTM securities	—	(3,559)	(259)
Net realized gain on sale of AFS securities	(1,792)	—	—
Net gain on sale of mortgage loans held for sale	—	(73,925)	—
Net change in fair value adjustments on financial instruments held under fair value option	485	(26)	—
Net change in net fair value adjustment on derivatives and hedging activities	(73,052)	(12,027)	37,474
Net realized loss on early extinguishment of consolidated obligations	4,975	11,258	13,812
(Benefit) provision for credit losses	(2,893)	3,924	1,168
Other adjustments	827	23,771	1,492
Net change in:
Accrued interest receivable	19,935	22,080	37,218
Other assets	(4,143)	(189)	6,561
Accrued interest payable	(24,174)	(36,128)	(78,370)
Other liabilities	2,110	26,122	6,155
Total adjustments	(51,939)	81,194	90,821
Net cash provided by operating activities	18,859	165,236	111,320
Investing Activities
Net change in:
Interest-bearing deposits	15,837	42,452	(38,145)
Deposits with other FHLBanks	(55)	(6)	23
Securities purchased under agreements to resell	(1,750,000)	900,000	(1,250,000)
Federal funds sold	(1,132,501)	558,453	3,481,848
Premises, software and equipment	(2,799)	(4,358)	(3,434)
AFS securities:
Proceeds from maturities of long-term	8,989,563	1,946,177	701,656
Proceeds from sales of long-term	185,332	—	—
Purchases of long-term	(1,695,992)	(244,051)	(11,753,831)
HTM securities:
Net decrease in short-term	411,123	587,054	1,636,039
Proceeds from maturities of long-term	1,804,161	1,376,529	2,015,376
Proceeds from sales of long-term	—	136,698	3,409
Purchases of long-term	(4,144,862)	(2,207,723)	(1,384,809)
Advances:
Proceeds	42,662,820	33,813,588	34,821,714
Made	(40,532,489)	(31,729,848)	(25,945,069)
Mortgage loans:
Principal collected	288,035	558,052	888,954
Proceeds from sale of held for sale	—	1,358,260	—
Net cash provided by investing activities	5,098,173	7,091,277	3,173,731

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	Restated	Restated	Restated
	2012	2011	2010
(in thousands)
Financing Activities
Net change in:
Deposits	$223,795	$(199,214)	$168,746
Net proceeds (payments) on derivative contracts with financing elements	12,450	(68,003)	83,368
Net proceeds from issuance of consolidated obligations:
Discount notes	702,784,905	679,399,084	981,031,091
Bonds	28,691,218	35,096,519	43,891,863
Payments for maturing and retiring consolidated obligations:
Discount notes	(695,405,215)	(676,957,162)	(987,907,410)
Bonds	(41,383,044)	(44,530,040)	(41,284,800)
Proceeds from issuance of capital stock	6,340	2,408	1,842
Payments for repurchase/redemption of mandatorily redeemable capital stock	(31,435)	—	—
Payments for repurchase of capital stock	(16,878)	—	—
Net cash used in financing activities	(5,117,864)	(7,256,408)	(4,015,300)
Net change in cash and due from banks	(832)	105	(730,249)
Cash and due from banks at beginning of the period	1,286	1,181	731,430
Cash and due from banks at end of the period	$454	$1,286	$1,181

Supplemental Disclosures
Interest paid	$217,515	$305,271	$475,626
AHP payments, net	$2,678	$1,238	$5,864
REFCORP (refund) payments	$—	$(14,552)	$—
Transfers of mortgage loans to real estate owned (REO)	$4,710	$3,918	$2,458
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,283,338	$—
Transfers of HTM securities to AFS securities	$—	$81,686	$403,573

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
We have evaluated subsequent events for potential recognition or disclosure through May 24, 2013, the date of the filing of our Amended Report.

Restatement of Prior Period Cash Flows
Subsequent to filing our 2012 10-K, and as a result of ongoing enhancements to our statements of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating, investing, and financing activities. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the the following misclassifications:

•	Presentation of accretion of discount on consolidated obligation discount notes (originally reflected in financing activities and reclassified to operating activities)

•
Presentation of principal shortfalls on other-than-temporarily impaired private-label mortgage-backed securities (PLMBS) (originally reflected in operating activities and reclassified to investing activities)

•	Presentation of certain basis adjustments and advance prepayment fees (originally reflected in financing activities and reclassified to operating activities)

•	In 2010 only, misclassification on purchases and proceeds on AFS securities (impacted line items within investing activities with no impact to cash provided by investing activities)
At a meeting on April 25, 2013, the Board of Directors (Board) was informed of the matter and authorized management to determine whether the financial statements for the referenced periods should be relied upon and whether the Seattle Bank should restate the financial statements for the referenced periods. As authorized by the Board, management concluded on April 25, 2013 that the financial statements for the referenced periods should not be relied upon. The errors had no impact on the "net change in cash and due from banks" previously reported on the statements of cash flows for the referenced periods, or on the statements of condition, income, comprehensive income, or capital.
The statements of cash flows for the years ended December 31, 2012, 2011, and 2010 have been restated in this Amended Report. Summaries of the affected line items are shown in the tables below. The restated statement of cash flows for the three months ended March 31, 2012 was included in our report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 13, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for each of the remaining referenced periods in amended Form 10-Qs for the periods ended March 31, 2012 (which will include our previously filed restated 2012 statement of cash flow for such period), June 30, 2012, and September 30, 2012.

	For the Year Ended December 31, 2012
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$(7,479)	$14,694
Other adjustments	(129)	827
Net change in other liabilities	1,069	2,110
Total adjustments	(76,109)	(51,939)
Net cash (used in) provided by operating activities	(5,311)	18,859
Investing Activities
Proceeds from maturities of long-term AFS securities	8,997,062	8,989,563
Principal collected for mortgage loans	289,351	288,035
Net cash provided by investing activities	5,106,988	5,098,173
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(695,389,860)	(695,405,215)
Net cash used in financing activities	(5,102,509)	(5,117,864)

	For the Year Ended December 31, 2011
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$17,130	$28,717
Net change in fair value adjustments on derivatives and hedging activities	(6,628)	(12,027)
Other adjustments	288	23,771
Net change in other liabilities	27,113	26,122
Total adjustments	52,514	81,194
Net cash provided by operating activities	136,556	165,236
Investing Activities
Proceeds from maturities of long-term AFS securities	1,948,116	1,946,177
Advance proceeds	33,831,590	33,813,588
Advances made	(31,724,800)	(31,729,848)
Proceeds from sale of mortgage loans held for sale	1,357,269	1,358,260
Net cash provided by investing activities	7,115,275	7,091,277
Financing Activities
Net proceeds from issuance of consolidated obligation bonds	35,091,553	35,096,519
Payments for maturing and retiring consolidated obligation discount notes	(676,947,514)	(676,957,162)
Net cash used in financing activities	(7,251,726)	(7,256,408)

	For the Year Ended December 31, 2010
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$(65,277)	$(40,627)
Net change in fair value adjustments on derivatives and hedging activities	53,325	37,474
Other adjustments	2	1,492
Total adjustments	80,532	90,821
Net cash provided by operating activities	101,031	111,320
Investing Activities
Proceeds from maturities of long-term AFS securities	550,609	701,656
Purchases of long-term AFS securities	(11,601,894)	(11,753,831)
Advance proceeds	35,346,739	34,821,714
Advances made	(26,485,504)	(25,945,069)
Net cash provided by investing activities	3,159,211	3,173,731
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(987,882,601)	(987,907,410)
Net cash used in financing activities	(3,990,491)	(4,015,300)

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
HTM Securities
We classify securities that we have both the ability and intent to hold to maturity as “held-to-maturity securities” on our statements of condition and carry them at amortized cost, representing the amount at which an investment is acquired, adjusted for periodic principal payments, amortization of premiums, accretion of discounts and OTTI loss previously recognized in net income, and AOCL.
Certain changes in circumstances may cause us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. During 2011, we transferred certain of our PLMBS determined to be other-than-temporarily impaired from HTM to AFS based on evidence of a decline in the issuers’ creditworthiness (see Note 4). We had no similar transfers in 2012.
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

Investment Securities-Non-MBS
We utilize prices from independent pricing services to determine the fair values of our non-MBS investments. Pricing reviews are performed by Seattle Bank personnel with knowledge of liquidity and other current conditions in the market. Our non-MBS investments are classified as Level 2 within the fair value hierarchy.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures
The Seattle Bank's management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Seattle Bank's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Seattle Bank in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, as well as internal control over financial reporting, may not prevent or detect all inaccurate statements or omissions.
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012 , the end of the period covered by this report. Management had previously concluded that the Seattle Bank's disclosure controls and procedures were effective as of December 31, 2012; however, subsequent to the filing of our 2012 annual report on From 10-K (2012 10-K on March 13, 2013 (Original Report) and as completed in connection with and as of the filing date of this Amended Report, management has concluded that the Seattle Bank's internal control over financial reporting was not effective as of December 31, 2012 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated in the aggregate, constituted the material weakness discussed in "Part II. Item 8. Financial Statements and Supplementary Data—Management's Report on Internal Control over Financial Report."
The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that lead to the restatement described in Note 1 in "Part II. Item 8. Audited Financial Statements and Supplementary Data—Notes to Financial Statements" in this Amended Report, where we restate our statement of cash flows for the years ended December 31, 2012, 2011, and 2010. We have also determined that the statements of cash flows for the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, with the three years ended December 31, 2012, 2011, and 2010, the referenced periods) require restatement. The restated statement of cash flows for the three months ended March 31, 2012 was included in our report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 13, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for each of the remaining referenced periods in amended Form 10-Qs for the periods ended March 31, 2012 (which will include our previously filed restated 2012 statement of cash flow for such period), June 30, 2012, and September 30, 2012.
Notwithstanding this material weakness, we have concluded, based on the material changes to the cash flow compilation and review process implemented to remediate the material weakness related to our statements of cash flows for the years ended December 31, 2012 , 2011, and 2010, as described below, and the existing controls not impacted by this material weakness, that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting as of December 31, 2012 is incorporated and included herein in "Part II. Item 8. Financial Statements and Supplementary Data." The Seattle Bank's independent registered public accounting firm has issued a report regarding the effectiveness of the Seattle Bank's internal control over financial reporting as of December 31, 2012 , which immediately follows Management's Report on Internal Control over Financial Reporting in "Part II. Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting
The president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's internal control over financial reporting performs similar functions as a principal financial officer), conducted an evaluation of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 , that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. It was determined that there were no changes to internal controls in the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On an annual basis, Seattle Bank management presents to the Audit and Compliance Committee of the Board a budget for the coming year’s audit fees, as well as any audit-related and non-audit related fees. These budgeted amounts are reviewed and approved by the Audit and Compliance Committee. At each in-person meeting, the Audit and Compliance Committee reviews for pre-approval any newly requested audit, audit-related, and non-audit services provided by the Seattle Bank’s independent registered public accounting firm. In addition, the chair and vice chair of the Audit and Compliance Committee have each been delegated the authority to pre-approve any services between scheduled meetings to be performed by the Seattle Bank’s independent registered public accounting firm and reports any such pre-approved services to the full Audit and Compliance Committee at its next in-person meeting. All 2012 audit fees were approved pursuant to the process described above.

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

10.10	Form of Advances, Security and Deposit Agreement, dated as of September 12, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
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

10.14 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
12.1	Computation of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Form 10-K filed with the SEC on March 13, 2013).

Exhibits (continued)

Exhibit No.	Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Joint Capital Enhancement Agreement, as amended, entered into by each of the Federal Home Loan Banks, dated as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2	Federal Home Loan Bank of Seattle Audit and Compliance Committee Report (incorporated by reference to Exhibit 99.2 to the Form 10-K filed with the SEC on March 13, 2013).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Director or employee compensation benefit related exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 24, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	Christina J. Gehrke	Dated:	May 24, 2013
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

10.10	Form of Advances, Security and Deposit Agreement, dated as of September 12, 2012 (incorporated by reference to Exhibit 10.10 to the Form 10-K filed with the SEC on March 13, 2013).
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

10.14 *	Form of Indemnification Agreement, as adopted on July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2009).
12.1	Computation of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Form 10-K filed with the SEC on March 13, 2013).
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Accounting and Administrative Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits (continued)

Exhibit No.	Exhibits

32.2	Certification of the Chief Accounting and Administrative Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Joint Capital Enhancement Agreement, as amended, entered into by each of the Federal Home Loan Banks, dated as of August 5, 2011 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 5, 2011).

99.2	Federal Home Loan Bank of Seattle Audit and Compliance Committee Report (incorporated by reference to Exhibit 99.2 to the Form 10-K filed with the SEC on March 13, 2013).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document