Form 10-Q/A
period 2012-03-31
Federal Home Loan Bank of Seattle
filed 2013-05-31
CIK 1329701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

Explanatory Note
The Federal Home Loan Bank of Seattle is filing this amendment no. 1 to Form 10-Q for the quarterly period ended March 31, 2012 (Original Report) to restate our financial statements for the three months ended March 31, 2012 and 2011 (Amended Report) as a result of errors in the statements of cash flows. The restated statement of cash flows for the three months ended March 31, 2012 was also included in our quarterly report on Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission (SEC) on May 13, 2013. For additional background on the restatement, see Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "Part I. Item 4. Controls and Procedures."
Except for certain updated information in the Amended Report in the items listed below and certain formatting (e.g., for XBRL tagging), typographical, and related consistency changes, there have been no changes to the Original Report:

•	Part I. Item 1. Financial Statements

◦	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)

◦	"—Restatement of Prior Period Cash Flows" in Note 1—Basis of Presentation, Restatement of Prior Period Cash Flows, Use of Estimates, and Recently Issued or Adopted Accounting Guidance—

•	Part I. Item 4. Controls and Procedures

•
Part II. Item 6. Exhibits of the Amended Report sets forth the complete list of our exhibits relating to the quarterly period ended March 31, 2012. Except for the exhibits identified below, which are filed herewith, all exhibits listed in our Original Report have been filed as set forth therein:

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
For the convenience of the reader, this Amended Report sets forth the Original Report in its entirety, except as noted above. Other than the information related to the restatements and changes described above, no other changes have been made to the Original Report. This Amended Report does not amend, update, or change any other information contained in the Original Report, although it does evaluate for potential recognition and disclosure events that may be required for this restatement occurring through May 31, 2013, the filing date of this Amended Report.

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

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
Net income (loss)	$12,926	$(12,128)
Other comprehensive income:
Net unrealized (loss) gain on AFS securities	(6,897)	8,317
Net non-credit portion of OTTI losses on AFS securities:
Non-credit portion, including non-credit OTTI losses transferred from HTM securities	—	(4,790)
Net unrealized gain on AFS securities	99,375	100,850
Reclassification of non-credit portion included in net income (loss)	1,324	22,201
Total net non-credit portion of OTTI losses on AFS securities	100,699	118,261
Non-credit portion of OTTI losses on HTM securities:
Reclassification of non-credit portion included in net income (loss)	—	524
Accretion of non-credit portion	509	3,977
Reclassification of non-credit portion to AFS securities	—	4,790
Total net non-credit portion of OTTI losses on HTM securities	509	9,291
Pension benefits (Note 12)	172	13
Total comprehensive income	$107,409	$123,754

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CAPITAL (Unaudited)

For the Three Months Ended March 31, 2012 and 2011	Class A Capital Stock (1)		Class B Capital Stock (1)		Retained Earnings			AOCL	Total Capital
	Shares	Par Value	Shares	Par Value	Unrestricted (Note 11)	Restricted (Note 11)	Total
(amounts and shares in thousands)
Balance, December 31, 2010	1,265	$126,454	16,497	$1,649,695	$73,396	$—	$73,396	$(666,906)	$1,182,639
Proceeds from sale of capital stock	—	—	2	205	—	—	—	—	205
Net shares reclassified to mandatorily redeemable capital stock	(10)	(965)	(103)	(10,301)	—	—	—	—	(11,266)
Total comprehensive income	—	—	—	—	(12,128)	—	(12,128)	135,882	123,754
Balance, March 31, 2011	1,255	$125,489	16,396	$1,639,599	$61,268	$—	$61,268	$(531,024)	$1,295,332
Balance, December 31, 2011	1,194	$119,338	16,203	$1,620,339	$132,575	$24,863	$157,438	$(610,612)	$1,286,503
Proceeds from sale of capital stock	—	—	—	—	—	—	—	—	—
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	10,341	2,585	12,926	94,483	107,409
Balance, March 31, 2012	1,194	$119,338	16,203	$1,620,339	$142,916	$27,448	$170,364	$(516,129)	$1,393,912

(1) Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	Restated	Restated
	2012	2011
(in thousands)
Operating Activities
Net income (loss)	$12,926	$(12,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,887	7,784
Net OTTI loss, credit portion	1,324	22,740
Net change in fair value adjustments on financial instruments held under fair value option	17	—
Net change in net fair value adjustment on derivatives and hedging activities	5,809	1,513
Net realized loss on early extinguishment of consolidated obligations	1,960	900
Other adjustments	77	16
Net change in:
Accrued interest receivable	(727)	2,720
Other assets	4,619	(1,531)
Accrued interest payable	(8,206)	(7,034)
Other liabilities	(3,742)	(2,821)
Total adjustments	10,018	24,287
Net cash provided by operating activities	22,944	12,159
Investing Activities
Net change in:
Interest-bearing deposits	5,849	(35,386)
Deposits with other FHLBanks	(140)	(44)
Securities purchased under agreements to resell	350,000	1,500,000
Federal funds sold	135,699	(3,236,848)
Premises, software and equipment	(194)	(1,681)
AFS securities:
Proceeds from long-term	1,833,503	493,684
Purchases of long-term	(176,290)	—
HTM securities:
Net decrease in short-term	313,044	1,008,000
Proceeds from maturities of long-term	461,883	400,902
Purchases of long-term	(826,404)	(47,099)
Advances:
Proceeds	10,571,040	14,024,170
Made	(8,647,271)	(13,050,782)
Mortgage loans:
Principal collected	77,020	245,407
Net cash provided by investing activities	4,097,739	1,300,323

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Three Months Ended March 31,
	Restated	Restated
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$48,662	$(201,843)
Net proceeds (payments) on derivative contracts with financing elements	6,643	(2,858)
Net proceeds from issuance of consolidated obligations:
Discount notes	134,552,796	176,898,148
Bonds	8,440,575	5,364,741
Payments for maturing and retiring consolidated obligations:
Discount notes	(135,475,699)	(175,296,250)
Bonds	(11,693,725)	(8,048,985)
Proceeds from issuance of capital stock	—	205
Net cash used in financing activities	(4,120,748)	(1,286,842)
Net (decrease) increase in cash and due from banks	(65)	25,640
Cash and due from banks at beginning of the period	1,286	1,181
Cash and due from banks at end of the period	$1,221	$26,821

Supplemental Disclosures
Interest paid	$66,436	$85,279
AHP payments, net	$216	$429
Transfers of mortgage loans to real estate owned (REO)	$1,534	$822
Transfers of HTM securities to AFS securities	$—	$8,152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF SEATTLE
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1—Basis of Presentation, Restatement of Prior Period Cash Flows, Use of Estimates, and Recently Issued or Adopted Accounting Guidance
Basis of Presentation
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
We have evaluated subsequent events for potential recognition or disclosure that may be required for this restatement through the filing date of this Amended Report.
Restatement of Prior Period Cash Flows
Subsequent to filing our report on Form 10-K for the year ended December 31, 2012 (2012 10-K), and as a result of ongoing enhancements to our statements of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating, investing, and financing activities. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to, among other things, the following misclassifications on our statements of cash flows for the three months ended March 31, 2012 and 2011 in the Original Report:

•	Presentation of accretion of discount on consolidated obligation discount notes (originally reflected in financing activities and reclassified to operating activities)

•
Presentation of principal shortfalls on other-than-temporarily impaired private-label mortgage-backed securities (PLMBS) (originally reflected in operating activities and reclassified to investing activities)

•	In 2011 only, misclassification of amortization on maturing AFS securities (originally reflected in investing activities and reclassified to operating activities)
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
The statements of cash flows for the years ended December 31, 2012, 2011, and 2010 were restated in an amended 2012 10-K filed with the SEC on May 24, 2013. The restated statement of cash flows for the three months ended March 31, 2012 was also included in our report on Form 10-Q for the period ended March 31, 2012 filed with the SEC on May 13, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for each of the remaining referenced periods in amended Form 10-Qs for the periods ended June 30, 2012 and September 30, 2012.

Summaries of the affected line items for the three months ended March 31, 2012 and 2011 are shown in the tables below.

	For the Three Months Ended March 31, 2012
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$6,641	$8,887
Total adjustments	7,772	10,018
Net cash provided by operating activities	20,698	22,944
Investing Activities
Proceeds from maturities of long-term AFS securities	1,834,495	1,833,503
Net cash provided by investing activities	4,098,731	4,097,739
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(135,474,445)	(135,475,699)
Net cash used in financing activities	(4,119,494)	(4,120,748)

	For the Three Months Ended March 31, 2011
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$2,337	$7,784
Net change in fair value adjustments on derivatives and hedging activities	1,529	1,513
Other adjustments	—	16
Total adjustments	18,840	24,287
Net cash provided by operating activities	6,712	12,159
Investing Activities
Proceeds from maturities of long-term AFS securities	494,226	493,684
Net cash provided by investing activities	1,300,865	1,300,323
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(175,291,345)	(175,296,250)
Net cash used in financing activities	(1,281,937)	(1,286,842)
Also see "Part I. Item 4. Controls and Procedures" for information on our material weakness in internal control over financial reporting that led to the restatements and our actions to remediate this material weakness.
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

Note 3—Available-for-Sale Securities
Major Security Types
The following tables summarize our AFS securities as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
Other U. S. agency obligations (2)	$41,525	$—	$42	$—	$41,567
Government-sponsored enterprise (GSE) obligations (3)	2,680,347	—	2,814	(2,051)	2,681,110
Temporary Liquidity Guarantee Program (TLGP) securities (4)	5,389,314	—	3,547	(251)	5,392,610
Total non-MBS	8,111,186	—	6,403	(2,302)	8,115,287
MBS:
Residential PLMBS	1,822,496	(510,453)	—	—	1,312,043
Total	$9,933,682	$(510,453)	$6,403	$(2,302)	$9,427,330

	As of December 31, 2011
AFS Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Non-MBS:
GSE obligations (3)	$3,650,415	$—	$3,760	$(1,502)	$3,652,673
TLGP securities (4)	6,076,941	—	8,856	(116)	6,085,681
Total non-MBS	9,727,356	—	12,616	(1,618)	9,738,354
MBS:
Residential PLMBS	1,880,551	(611,152)	—	—	1,269,399
Total	$11,607,907	$(611,152)	$12,616	$(1,618)	$11,007,753

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Consists of obligations issued by U. S. Agency for International Development.

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

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$265,502	$(2,051)	$—	$—	$265,502	$(2,051)
TLGP securities	1,262,265	(232)	31,230	(19)	1,293,495	(251)
Total non-MBS	1,527,767	(2,283)	31,230	(19)	1,558,997	(2,302)
MBS:
Residential PLMBS (1)	—	—	1,312,043	(510,453)	1,312,043	(510,453)
Total	$1,527,767	$(2,283)	$1,343,273	$(510,472)	$2,871,040	$(512,755)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
AFS Securities in Unrealized Loss Positions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands)
Non-MBS:
GSE obligations	$856,930	$(1,345)	$499,808	$(157)	$1,356,738	$(1,502)
TLGP securities	451,554	(51)	31,182	(65)	482,736	(116)
Total non-MBS	1,308,484	(1,396)	530,990	(222)	1,839,474	(1,618)
MBS:
Residential PLMBS (1)	—	—	1,269,399	(611,152)	1,269,399	(611,152)
Total	$1,308,484	$(1,396)	$1,800,389	$(611,374)	$3,108,873	$(612,770)

(1)	Includes investments for which a portion of OTTI has been recognized in AOCL.

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

Note 4—Held-to-Maturity Securities
Major Security Types
 The following tables summarize our HTM securities as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$99,968	$—	$99,968	$18	$—	$99,986
Certificates of deposit (3)	267,000	—	267,000	37	—	267,037
Other U.S. agency obligations (4)	24,657	—	24,657	260	(5)	24,912
GSE obligations (5)	299,790	—	299,790	16,619	—	316,409
State or local housing agency obligations	3,015	—	3,015	—	(47)	2,968
Total non-MBS	694,430	—	694,430	16,934	(52)	711,312
Residential MBS:
Other U.S. agency (4)	159,962	—	159,962	239	(25)	160,176
GSE (5)	5,102,931	—	5,102,931	64,019	(3,910)	5,163,040
PLMBS	749,549	(9,063)	740,486	1,982	(101,206)	641,262
Total MBS	6,012,442	(9,063)	6,003,379	66,240	(105,141)	5,964,478
Total	$6,706,872	$(9,063)	$6,697,809	$83,174	$(105,193)	$6,675,790

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit (3)	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (4)	25,530	—	25,530	278	(5)	25,803
GSE obligations (5)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (4)	165,431	—	165,431	291	(6)	165,716
GSE (5)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of certificates of deposit that meet the definition of a debt security.

(4)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.

(5)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

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

	As of March 31, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,184	$(5)	$1,184	$(5)
State or local housing agency obligations	—	—	1,208	(47)	1,208	(47)
Total non-MBS	—	—	2,392	(52)	2,392	(52)
Residential MBS:
Other U.S. agency	1	—	50,848	(25)	50,849	(25)
GSE	1,379,995	(3,273)	457,817	(637)	1,837,812	(3,910)
PLMBS	97,929	(1,029)	427,390	(109,240)	525,319	(110,269)
Total MBS	1,477,925	(4,302)	936,055	(109,902)	2,413,980	(114,204)
Total	$1,477,925	$(4,302)	$938,447	$(109,954)	$2,416,372	$(114,256)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSE	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

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

	Significant Inputs Used to Measure Credit Losses For the Three Months Ended March 31, 2012									As of March 31, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High
(in percentages)
Prime:
2008	9.4	7.7	9.7	28.9	26.6	39.5	39.2	38.1	44.2	23.4	18.6	45.5
2005	5.3	4.7	9.7	20.6	9.2	22.3	37.2	30.7	38.7	20.8	11.3	22.5
2004 and prior	21.0	4.7	56.9	5.4	—	24.4	23.4	—	63.4	11.1	3.1	74.0
Total prime	17.5	4.7	56.9	11.3	—	39.5	27.6	—	63.4	14.3	3.1	74.0
Alt-A:
2008	6.4	4.5	8.2	51.6	44.5	58.9	42.3	40.4	43.6	34.1	23.7	39.1
2007	2.8	1.4	8.2	77.1	37.3	89.9	52.1	44.8	61.4	29.9	(0.1)	42.6
2006	2.2	1.6	3.0	80.9	68.8	88.0	53.1	46.5	64.5	34.7	19.0	61.9
2005	4.0	2.7	6.3	59.3	30.6	73.2	43.2	32.5	53.9	30.3	—	50.4
2004 and prior	8.5	6.2	19.0	16.2	0.6	28.1	32.0	24.8	35.8	18.0	10.9	27.8
Total Alt-A	3.2	1.4	19.0	73.2	0.6	89.9	50.4	24.8	64.5	31.8	(0.1)	61.9
Total	5.4	1.4	56.9	64.0	—	89.9	47.0	—	64.5	29.2	(0.1)	74.0

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
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

	Significant Inputs Used to Measure Credit Loss For the Three Months Ended March 31, 2012									As of March 31, 2012
	Cumulative Voluntary Prepayment Rates (1)			Cumulative Default Rates (1)			Loss Severities			Current Credit Enhancement
Year of Securitization	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High	Weighted Average	Range Low	Range High
(in percentages)
Alt-A:
2006	2.2	2.1	2.2	81.6	80.3	84.3	54.2	53.8	55.2	36.3	36.0	36.4
2005	6.1	6.1	6.1	54.4	54.4	54.4	52.4	52.4	52.4	—	—	—
Total	2.3	2.1	6.1	80.6	54.4	84.3	54.2	52.4	55.2	35.0	—	36.4

(1)	The cumulative voluntary prepayment rates and cumulative default rates are based on unpaid principal balances.
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

	For the Three Months Ended March 31
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

	For the Three Months Ended March 31,
Credit Loss Component of OTTI Loss	2012	2011
(in thousands)
Balance, beginning of period	$513,229	$424,073
Additions:
Additional OTTI credit losses on securities on which an OTTI loss was previously recognized (1)	1,324	22,740
Total additional credit losses recognized in period noted	1,324	22,740
Balance, end of period	$514,553	$446,813

(1)	Relates to securities that were also previously determined to be other-than-temporarily impaired prior to the beginning of the period.

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
The following tables summarize our mortgage loans held for portfolio as of March 31, 2012 and December 31, 2011.

	As of	As of
Mortgage Loans	March 31, 2012	December 31, 2011
(in thousands)
Real Estate:
Fixed interest-rate, medium-term(1), single-family	$71,051	$77,752
Fixed interest-rate, long-term(1), single-family	1,211,465	1,283,627
Total loan principal	1,282,516	1,361,379
Premiums	8,225	8,555
Discounts	(7,596)	(7,352)
Mortgage loans, before allowance for credit losses	1,283,145	1,362,582
Less: Allowance for credit losses on mortgage loans	(5,704)	(5,704)
Total mortgage loans, net	$1,277,441	$1,356,878

(1)	Medium-term is defined as a term of 15 years or less; long-term is defined as a term greater than 15 years.

	As of	As of
Principal of Mortgage Loans	March 31, 2012	December 31, 2011
(in thousands)
Government-guaranteed/insured	$113,948	$118,808
Conventional	1,168,568	1,242,571
Total loan principal	$1,282,516	$1,361,379

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

	For the Three Months Ended March 31,
Allowance for Credit Losses	2012	2011
(in thousands)
Balance, beginning of period	$5,704	$1,794
Provision for credit losses	—	—
Balance, end of period	$5,704	$1,794
Ending balance, collectively evaluated for impairment	$5,704	$1,794
Recorded investments of mortgage loans, end of period (1):
Collectively evaluated for impairment	$1,173,768	$2,838,999

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

	As of March 31, 2012			As of December 31, 2011
Recorded Investment (1) in Delinquent Mortgage Loans	Conventional	Government-Guaranteed	Total	Conventional	Government-Guaranteed	Total
(in thousands, except percentages)
Mortgage loans:
Past due 30-59 days delinquent and not in foreclosure	$27,262	$9,376	$36,638	$28,128	$14,144	$42,272
Past due 60-89 days delinquent and not in foreclosure	9,623	5,759	15,382	9,582	4,421	14,003
Past due 90 days or more delinquent	50,826	16,559	67,385	53,123	19,243	72,366
Total past due	87,711	31,694	119,405	90,833	37,808	128,641
Total current loans	1,086,057	83,463	1,169,520	1,157,814	82,245	1,240,059
Total mortgage loans	$1,173,768	$115,157	$1,288,925	$1,248,647	$120,053	$1,368,700
Accrued interest - mortgage loans	$5,198	$533	$5,731	$5,514	$555	$6,069
Other delinquency statistics:
In process of foreclosure included above (2)	$41,600	None	$41,600	$41,994	None	$41,994
Serious delinquency rate (3)	4.3%	14.4%	5.2%	4.3%	16.0%	5.3%
Past due 90 days or more still accruing interest (4)	$1,606	$16,559	$18,165	$3,534	$19,243	$22,777
Loans on non-accrual status (5)	$53,270	None	$53,270	$52,153	None	$52,153
REO(6)	$3,548	None	$3,548	$2,902	None	$2,902

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

	As of March 31, 2012
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,425,124	$322,502	$444,795
Interest-rate caps or floors	10,000	29	—
Total derivatives designated as hedging instruments	24,435,124	322,531	444,795
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,250,000	822	—
Total derivatives not designated as hedging instruments	1,250,000	822	—
Total derivatives before netting and collateral adjustments:	$25,685,124	323,353	444,795
Netting adjustments (1)		(237,250)	(237,250)
Cash collateral and related accrued interest		(26,110)	(49,266)
Total netting and collateral adjustments		(263,360)	(286,516)
Derivative assets and derivative liabilities as reported on the statement of condition		$59,993	$158,279

	As of December 31, 2011
Fair Value of Derivative Instruments	Notional Amount	Derivative Assets	Derivative Liabilities
(in thousands)
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,676,669	$366,252	$469,043
Interest-rate caps or floors	10,000	47	—
Total derivatives designated as hedging instruments	27,686,669	366,299	469,043
Derivatives not designated as hedging instruments:
Interest-rate swaps	510,000	177	4
Total derivatives not designated as hedging instruments	510,000	177	4
Total derivatives before netting and collateral adjustments:	$28,196,669	366,476	469,047
Netting adjustments (1)		(266,241)	(266,241)
Cash collateral and related accrued interest		(30,600)	(55,113)
Total netting and collateral adjustments		(296,841)	(321,354)
Derivative assets and derivative liabilities as reported on the statement of condition		$69,635	$147,693

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.
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

	As of March 31, 2012
	Carrying Value	Fair Value
Financial Instruments	Total	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,221	$1,221	$1,221	$—	$—	$—
Deposit with other FHLBanks	155	155	—	155	—	—
Securities purchased under agreements to resell	3,500,000	3,500,000	—	3,500,000	—	—
Federal funds sold	5,875,000	5,875,182	—	5,875,182	—	—
AFS securities	9,427,330	9,427,330	—	8,115,287	1,312,043	—
HTM securities	6,697,809	6,675,790	—	6,034,528	641,262	—
Advances	9,342,959	9,465,609	—	9,465,609	—	—
Mortgage loans held for portfolio, net	1,277,441	1,276,753	—	1,276,753	—	—
Accrued interest receivable	65,014	65,014	—	65,014	—	—
Derivative assets	59,993	59,993	—	323,353	—	(263,360)
Other assets	26,635	—	—	—	—	—
Financial liabilities:
Deposits	(340,168)	(340,164)	—	(340,164)	—	—
Consolidated obligations, net:
Discount notes	(13,111,805)	(13,111,482)	—	(13,111,482)	—	—
Bonds	(19,928,249)	(20,293,217)	—	(20,293,217)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(85,138)	(85,138)	—	(85,138)	—	—
Derivative liabilities	(158,279)	(158,279)	—	(444,795)	—	286,516
Other:
Commitments to extend credit for advances	(469)	(469)	—	(469)	—	—

	As of December 31, 2011
Fair Values	Carrying Value	Fair Value
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286
Deposit with other FHLBanks	15	15
Securities purchased under agreements to resell	3,850,000	3,850,012
Federal funds sold	6,010,699	6,011,076
AFS securities	11,007,753	11,007,753
HTM securities	6,500,590	6,467,710
Advances	11,292,319	11,433,290
Mortgage loans held for portfolio, net	1,356,878	1,403,940
Accrued interest receivable	64,287	64,287
Derivative assets	69,635	69,635
Financial liabilities:
Deposits	(287,015)	(287,015)
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)
Bonds	(23,220,596)	(23,641,676)
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)
Accrued interest payable	(93,344)	(93,344)
AHP payable	(13,142)	(13,142)
Derivative liabilities	(147,693)	(147,693)
Other:
Commitments to extend credit for advances	(483)	(483)

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

	As of March 31, 2012
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,312,043	$—	$—	$1,312,043	$—
Other U.S. agency obligations	41,567	—	41,567	—	—
TLGP securities	5,392,610	—	5,392,610	—	—
GSE obligations	2,681,110	—	2,681,110	—	—
Derivative assets (interest-rate related)	59,993	—	323,353	—	(263,360)
Other assets (rabbi trust)	301	301	—	—	—
Total assets at fair value	$9,487,624	$301	$8,438,640	$1,312,043	$(263,360)
Bonds	$(499,957)	$—	$(499,957)	$—	$—
Derivative liabilities (interest-rate related)	(158,279)	—	(444,795)	—	286,516
Total liabilities at fair value	$(658,236)	$—	$(944,752)	$—	$286,516

	As of December 31, 2011
Recurring Fair Value Measurement	Total	Level 1	Level 2	Level 3	Netting Adjustment and Collateral (1)
(in thousands)
AFS securities:
PLMBS	$1,269,399	$—	$—	$1,269,399	$—
TLGP securities	6,085,681	—	6,085,681	—	—
GSE obligations	3,652,673	—	3,652,673	—	—
Derivative assets (interest-rate related)	69,635	—	366,476	—	(296,841)
Other assets (rabbi trust)	2,150	2,150	—	—	—
Total assets at fair value	$11,079,538	$2,150	$10,104,830	$1,269,399	$(296,841)
Bonds	$(499,974)	$—	$(499,974)	$—	$—
Derivative liabilities (interest-rate related)	(147,693)	—	(469,047)	—	321,354
Total liabilities at fair value	$(647,667)	$—	$(969,021)	$—	$321,354

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Seattle Bank to settle positive and negative positions.

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
The following table presents the activity on our consolidated obligation bonds on which we elected the fair value option for the three months ended March 31, 2012. We had no financial instruments on which we had elected the fair value option as of March 31, 2011.

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

	As of March 31, 2012
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,957	$(43)
Total	$500,000	$499,957	$(43)

	As of December 31, 2011
Instruments Measured at Fair Value	Aggregate Unpaid Principal Balance	Aggregate Fair Value		Fair Value Under Aggregate Unpaid Principal Balance
(in thousands)
Consolidated obligation bonds	$500,000	$499,974	.	$(26)
Total	$500,000	$499,974		$(26)
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

Balances with Related Parties	As of March 31, 2012	As of December 31, 2011
(in thousands)
Assets:
Securities purchased under agreements to resell	$500,000	$850,000
AFS securities	2,903,098	2,896,588
HTM securities	240,163	256,505
Advances (par value)	3,149,232	4,458,198
Mortgage loans held for portfolio	982,182	1,042,159
Liabilities and Capital:
Deposits	1,517	4,591
Mandatorily redeemable capital stock	805,079	805,079
Class B capital stock	721,846	721,846
Class A capital stock	2,003	2,003
AOCL - non-credit OTTI	(207,119)	(244,079)
Other:
Notional amount of derivatives	6,111,680	5,425,180

	For the Three Months Ended March 31,
Income and Expense with Related Parties	2012	2011
(in thousands)
Income:
Advances, net (1)	$(3,121)	$1,771
Securities purchased under agreements to resell	237	23
Federal funds sold	—	29
AFS securities	5,624	4,440
HTM securities	1,119	2,099
Mortgage loans held for portfolio	11,951	33,454
Net OTTI credit loss	(1,324)	(10,568)
Total	$14,486	$31,248
Expense:
Deposits	$—	$2
Total	$—	$2

(1)
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

	As of March 31, 2012			As of December 31, 2011
Notional Amount of Unrecorded Commitments	Expire Within One Year	Expire After One Year	Total	Total
(in thousands)
Standby letters of credit outstanding (1)	$446,769	$11,770	$458,539	$511,988
Unsettled consolidated obligation bonds, at par (2)	2,035,000	—	2,035,000	—
Total	$2,481,769	$11,770	$2,493,539	$511,988

(1)	Excludes unconditional commitments to issue standby letters of credit of $16.0 million and $22.3 million as of March 31, 2012 and December 31, 2011.

(2)	As of March 31, 2012, $2.0 billion of were hedged with interest-rate swaps.

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
Standby Bond Purchase Agreements
We may enter into standby bond purchase agreements with state housing authorities within our district whereby,for a fee, we agree to purchase and hold an authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each of these agreements dictates the specific terms that would require us to purchase the bond. As of March 31, 2012 and December 31, 2011, we had no standby bond purchase agreements outstanding and do not anticipate entering into further agreements.
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

Overview
This discussion and analysis reviews our financial condition as of March 31, 2012 and December 31, 2011 and our results of operations for the three months ended March 31, 2012 and 2011. It should be read in conjunction with our financial statements and condensed notes for the three months ended March 31, 2012 and 2011, included in “Part I. Item 1. Financial Statements" in this report, as well as our annual report on Form 10-K for the year ended December 31, 2011 (2011 10-K). Our financial condition as of March 31, 2012 and our results of operations for the three months ended March 31, 2012 are not necessarily indicative of the financial condition and results of operations that may be expected as of or for the year ending December 31, 2012 or for any other future dates or periods.
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

Major Categories of Liabilities and Capital	As of	As of
as a Percentage of Total Liabilities and Capital	March 31, 2012	December 31, 2011
(in percentages)
Consolidated obligations	91.1	92.7
Deposits	0.9	0.7
Other liabilities (1)	4.1	3.4
Total capital	3.9	3.2
Total	100.0	100.0

(1)	Mandatorily redeemable capital stock, representing 2.9% and 2.6% of total liabilities and capital as of March 31, 2012 and December 31, 2011, is recorded in other liabilities.
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

The following table summarizes our advance portfolio by product type as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
Advances Outstanding by Type	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding	Par Value of Advances Outstanding	Percent of Par Value of Advances Outstanding
(in thousands, except percentages)
Variable interest-rate advances:
Cash management advances	$4,485	0.1	$14,135	0.1
Adjustable interest-rate advances	264,500	2.9	619,536	5.7
Fixed interest-rate advances:
Non-amortizing advances	5,839,881	65.0	6,544,954	60.1
Amortizing advances	365,559	4.1	385,569	3.5
Structured advances:
Putable advances	2,250,516	25.0	3,084,516	28.2
Capped floater advances	10,000	0.1	10,000	0.1
Floating-to-fixed convertible advances (1)	115,000	1.3	115,000	1.1
Symmetrical prepayment	136,300	1.5	136,300	1.2
Total par value	$8,986,241	100.0	$10,910,010	100.0

(1)	These advances have passed their conversion date and have converted to fixed interest rates.

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

	As of March 31, 2012
	HTM Securities				AFS Securities
Other-than-Temporarily Impaired Securities - Q1 2012 Impairment	Unpaid Principal Balance	Amortized Cost Basis	Carrying Value	Fair Value	Unpaid Principal Balance	Amortized Cost Basis	Fair Value
(in thousands)
Alt-A PLMBS (1)	$—	$—	$—	$—	$120,025	$86,948	$67,432
Total other-than-temporarily impaired PLMBS	$—	$—	$—	$—	$120,025	$86,948	$67,432

(1)	Classification based on originator's classification at the time of origination or by an NRSRO upon issuance of the PLMBS.

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
Intermediary Positions
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
Our counterparty credit exposure, by credit rating, was as follows as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA-	$5,287,745	$538		$—	$538
A+	10,422,960	23		—	23
A	6,167,180	49,389	(1)	45,635	3,754
A-	3,807,239	10,043		—	10,043
Total	$25,685,124	$59,993		$45,635	$14,358

	As of December 31, 2011
Derivative Counterparty Credit Exposure by Credit Rating	Total Notional	Credit Exposure Net of Cash Collateral		Other Collateral Held	Net Credit Exposure
(in thousands)
AA-	$7,388,366	$1,379		$—	$1,379
A+	10,135,398	—		—	—
A	6,549,166	58,456	(1)	47,768	10,688
A-	4,123,739	9,800		—	9,800
Total	$28,196,669	$69,635		$47,768	$21,867

(1)	Cash collateral held of $26.1 million and $30.6 million as of March 31, 2012 and December 31, 2011 are included in our derivative asset balances.

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
Contractual Obligations and Other Commitments
The following table presents our contractual obligations and commitments as of March 31, 2012.

	As of March 31, 2012
	Payments Due by Period
Contractual Obligations and Commitments	Less than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter	Total
(in thousands)
Consolidated obligation bonds (at par) (1)	$6,416,500	$7,032,500	$2,501,660	$3,677,610	$19,628,270
Mandatory redeemable capital stock	251,660	710,852	41,319	56,936	1,060,767
Operating leases	3,353	320	—	—	3,673
Pension and post-retirement contributions	4,635	—	—	—	4,635
Total contractual obligations	$6,676,148	$7,743,672	$2,542,979	$3,734,546	$20,697,345
Other Commitments
Standby letters of credit	$446,769	$648	$11,122	$—	$458,539
Unused lines of credit and other commitments	—	16,000	—	—	16,000
Total other commitments	$446,769	$16,648	$11,122	$—	$474,539

(1)	Does not include interest payments on consolidated obligation bonds and is based on contractual maturities; the actual timing of payments could be affected by redemptions.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
(in thousands, except percentages)
Interest-earning assets:
Advances	$9,938,433	$28,556	1.16	$13,384,107	$30,319	0.92
Mortgage loans	1,317,333	16,009	4.89	3,073,104	38,333	5.06
Investments (1)	25,944,501	36,899	0.57	31,067,561	30,058	0.39
Other interest-earning assets	52,561	14	0.11	102,405	40	0.16
Total interest-earning assets	37,252,828	81,478	0.88	47,627,177	98,750	0.84
Other assets (1)	(337,133)			(380,155)
Total assets	$36,915,695			$47,247,022
Interest-bearing liabilities:
Consolidated obligations	$33,725,293	58,213	0.69	$44,057,105	78,189	0.72
Deposits	334,437	17	0.02	328,061	57	0.07
Mandatorily redeemable capital stock	1,060,767	—	—	1,029,064	—	—
Other borrowings	234	—	0.13	121	—	0.17
Total interest-bearing liabilities	35,120,731	58,230	0.67	45,414,351	78,246	0.70
Other liabilities	459,862			564,728
Capital	1,335,102			1,267,943
Total liabilities and capital	$36,915,695			$47,247,022
Net interest income		$23,248			$20,504

Interest-rate spread		$18,585	0.21		$15,916	0.14
Earnings from capital		4,663	0.04		4,588	0.04
Net interest margin		$23,248	0.25		$20,504	0.18

(1)
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

	For the Three Months Ended March 31,
	2012 vs. 2011 Increase (Decrease)
Changes in Volume and Rate	Volume (1)	Rate (1)	Total
(in thousands)
Interest income:
Advances	$(8,831)	$7,068	$(1,763)
Investments	(5,562)	12,403	6,841
Mortgage loans	(21,361)	(963)	(22,324)
Other loans	(15)	(11)	(26)
Total interest income	(35,769)	18,497	(17,272)
Interest expense:
Consolidated obligations	(17,887)	(2,089)	(19,976)
Deposits	1	(41)	(40)
Total interest expense	(17,886)	(2,130)	(20,016)
Change in net interest income	$(17,883)	$20,627	$2,744

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

	For the Three Months Ended March 31,
	2012	2011
(in thousands)
GAAP net interest income	$23,248	$20,504
Gain on derivatives and hedging activities on interest-rate swaps hedging certain AFS securities (1)	13,249	12,881
Adjusted net interest income	$36,497	$33,385

(1)
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

	For the Three Months Ended March 31, 2012
	Actual Results - Base-Case HPI Scenario			Adverse HPI Scenario Results
PLMBS	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2012 OTTI Related to Credit Loss	Other-Than-Temporarily Impaired Securities	Unpaid Principal Balance	Q1 2012 OTTI Related to Credit Loss
(in thousands, except number of securities)
Alt-A (1)	3	$120,025	$(1,324)	13	$613,445	$(15,512)
Total	3	$120,025	$(1,324)	13	$613,445	$(15,512)

(1)	Represents classification at time of purchase, which may differ from the current performance characteristics of the instrument.

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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2012, the end of the period covered by this report. Management had previously concluded that the Seattle Bank's disclosure controls and procedures were effective as of March 31, 2012; however, subsequent to the filing of our 2012 10-K on March 13, 2013 and as completed in connection with and as of the filing date of this Amended Report, management has concluded that the Seattle Bank's internal control over financial reporting was not effective as of March 31, 2012 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated in the aggregate, constituted the material weakness discussed below.
Material Weakness
A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to the misclassification of cash flows between operating activities, investing activities, and financing activities in the statements of cash flows for the referenced periods (as defined below). These control deficiencies resulted in errors in certain of our statements of cash flows as originally reported, which in turn require restatements for the periods referenced below.
The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that lead to the restatements described in Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this Amended Report, where we restate our statements of cash flows for the three months ended March 31, 2012 and 2011. We have also determined that the statements of cash flows for the three years ended December 31, 2012, 2011, and 2010, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, with the three months ended March 31, 2012 and 2011, the referenced periods) require restatement. The restated statements of cash flows for the three years ended December 31, 2012, 2011, and 2010 were included in our amended 2012 10-K filed with the SEC on May 24, 2013. The restated statement of cash flows for the three months ended March 31, 2012 was included in our report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 13, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for each of the remaining referenced periods in amended Form 10-Qs for the periods ended June 30, 2012 and September 30, 2012.
Remediation of Material Weakness
Since the filing date of our 2012 10-K, we have implemented and enhanced certain controls and procedures affecting our internal control over financial reporting as they relate to the material weakness identified above. Specifically, we instituted the following material changes in our internal control over financial reporting:

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
The material weakness identified had no impact on our financial position, results of operations, or net change in cash and due from banks on our statements of cash flows as of or for the three months ended March 31, 2012 and 2011 or for the other referenced periods. We believe the actions detailed above, which were implemented prior to and as of the filing date of this Amended Report, should remediate the material weakness in internal control over financial reporting; however, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria, as of May 31, 2013, the filing date of this report, subsequent testing of multiple periods will be required to ascertain that the material weakness has been fully remediated.
Notwithstanding this material weakness, we have concluded, based on the material changes to the cash flow compilation and review process implemented to remediate the material weakness related to our statements of cash flows for the three months ended March 31, 2012 and 2011, as described above, and the existing controls not impacted by this material weakness, that the financial statements included in this Amended Report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
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

Federal Home Loan Bank of Seattle

By:	/s/ Michael L. Wilson	Dated:	May 31, 2013
Michael L. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christina J. Gehrke	Dated:	May 31, 2013
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