Form 10-Q/A
period 2012-06-30
Federal Home Loan Bank of Seattle
filed 2013-05-31
CIK 1329701

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

Explanatory Note
The Federal Home Loan Bank of Seattle is filing this amendment no. 1 to Form 10-Q for the quarterly period ended June 30, 2012 (Original Report) to restate our financial statements for the six months ended June 30, 2012 and 2011 (Amended Report) as a result of errors in the statements of cash flows. For additional background on the restatement, see Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "Part I. Item 4. Controls and Procedures."
Except for certain updated information in the Amended Report in the items listed below and certain formatting (e.g., for XBRL tagging), typographical, and related consistency changes,, there have been no changes to the Original Report:

•	Part I. Item 1. Financial Statements

◦	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)

◦	"—Restatement of Prior Period Cash Flows" in "Note 1—Basis of Presentation, Restatement of Prior Period Cash Flows, Use of Estimates, and Recently Issued or Adopted Accounting Guidance"

•	Part I. Item 4. Controls and Procedures

•
Part II. Item 6. Exhibits of the Amended Report sets forth the complete list of our exhibits relating to the quarterly period ended June 30, 2012. Except for the exhibits identified below, which are filed herewith, all exhibits listed in our Original Report have been filed as set forth therein:

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
For the convenience of the reader, this Amended Report sets forth the Original Report in its entirety, except as noted above. Other than the information related to the restatements and changes described above, no other changes have been made to the Original Report. This Amended Report does not amend, update, or change any other information contained in the Original Report, although it does evaluate for potential recognition and disclosure events occurring that may be required for this restatement through May 31, 2013, the filing date of this Amended Report.

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

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	Restated	Restated
	2012	2011
(in thousands)
Operating Activities
Net income (loss)	$35,830	$(40,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,922	12,002
Net OTTI loss, credit portion	5,593	87,984
Net realized gain on sale of HTM securities	—	(3,559)
Net realized loss on sale of AFS securities	51	—
Net change in fair value adjustments on financial instruments held under fair value option	(55)	—
Net change in net fair value adjustment on derivatives and hedging activities	13,806	(4,917)
Net realized loss on early extinguishment of consolidated obligations	2,547	2,949
Other adjustments	265	(105)
Net change in:
Accrued interest receivable	18,752	14,021
Other assets	1,598	(1,555)
Accrued interest payable	(14,527)	(7,637)
Other liabilities	(965)	10,771
Total adjustments	39,987	109,954
Net cash provided by operating activities	75,817	69,682
Investing Activities
Net change in:
Interest-bearing deposits	(13,068)	5,430
Deposits with other FHLBanks	(94)	(51)
Securities purchased under agreements to resell	(1,300,000)	1,750,000
Federal funds sold	(1,102,501)	(1,135,848)
Premises, software and equipment	(773)	(3,283)
AFS securities:
Proceeds from maturities of long-term	6,404,146	1,170,058
Proceeds from sales of long-term	55,860	—
Purchases of long-term	(240,914)	(110,555)
HTM securities:
Net (increase) decrease in short-term	(512,927)	279,023
Proceeds from maturities of long-term	865,482	687,322
Proceeds from sales of long-term	—	136,698
Purchases of long-term	(2,011,868)	(483,962)
Advances:
Proceeds	19,537,240	21,151,832
Made	(17,812,311)	(18,971,585)
Mortgage loans:
Principal collected	150,505	386,590
Net cash provided by investing activities	4,018,777	4,861,669

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended June 30,
	Restated	Restated
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$103,787	$(183,820)
Net proceeds (payments) on derivative contracts with financing elements	3,637	(33,320)
Net proceeds from issuance of consolidated obligations:
Discount notes	320,457,186	346,702,455
Bonds	18,179,903	15,288,844
Payments for maturing and retiring consolidated obligations:
Discount notes	(318,075,087)	(348,960,381)
Bonds	(24,768,225)	(17,744,240)
Proceeds from issuance of capital stock	4,156	1,528
Net cash used in financing activities	(4,094,643)	(4,928,934)
Net (decrease) increase in cash and due from banks	(49)	2,417
Cash and due from banks at beginning of the period	1,286	1,181
Cash and due from banks at end of the period	$1,237	$3,598

Supplemental Disclosures
Interest paid	$123,224	$156,211
AHP payments, net	$1,050	$777
Resolution Funding Corporation (REFCORP) (refund)	$—	$(14,551)
Transfers of mortgage loans to real estate owned (REO)	$2,508	$1,404
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,323,719
Transfers of HTM securities to AFS securities	$—	$8,152

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
Restatement of Prior Period Cash Flows
Subsequent to filing our report on Form 10-K for the year ended December 31, 2012 (2012 10-K), and as a result of ongoing enhancements to our statements of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating, investing, and financing activities. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to, among other things, the following misclassifications on our statements of cash flows for the six months ended June 30, 2012 and 2011 in the Original Report:

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
The statements of cash flows for the years ended December 31, 2012, 2011, and 2010 were restated in an amended 2012 10-K filed with the SEC on May 24, 2013. The restated statements of cash flows for the three months ended March 31, 2012 and 2011 were included in an amended report on Form 10-Q for the period ended March 31, 2012 filed with the SEC on May 31, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for the remaining referenced period in an amended Form 10-Q for the period ended September 30, 2012.

	For the Six Months Ended June 30, 2012
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$5,279	$12,922
Total adjustments	32,344	39,987
Net cash provided by operating activities	68,174	75,817
Investing Activities
Proceeds from maturities of long-term AFS securities	6,407,093	6,404,146
Net cash provided by investing activities	4,021,724	4,018,777
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(318,070,391)	(318,075,087)
Net cash used in financing activities	(4,089,947)	(4,094,643)

	For the Six Months Ended June 30, 2011
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$4,016	$12,002
Net change in fair value adjustments on derivatives and hedging activities	(4,901)	(4,917)
Other adjustments	(121)	(105)
Total adjustments	101,968	109,954
Net cash provided by operating activities	61,696	69,682
Investing Activities
Proceeds from maturities of long-term AFS securities	1,170,757	1,170,058
Net cash provided by investing activities	4,862,368	4,861,669
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(348,953,094)	(348,960,381)
Net cash used in financing activities	(4,921,647)	(4,928,934)
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

Note 4—Held-to-Maturity Securities
Major Security Types
 The following tables summarize our HTM securities as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Commercial paper	$269,968	$—	$269,968	$—	$(2)	$269,966
Certificates of deposit (3)	923,004	—	923,004	95	(4)	923,095
Other U.S. agency obligations (4)	24,214	—	24,214	247	(5)	24,456
GSE obligations (5)	299,844	—	299,844	12,287	—	312,131
State or local housing agency obligations	2,880	—	2,880	—	(36)	2,844
Total non-MBS	1,519,910	—	1,519,910	12,629	(47)	1,532,492
Residential MBS:
Other U.S. agency (4)	154,007	—	154,007	386	—	154,393
GSE (5)	5,856,788	—	5,856,788	79,392	(825)	5,935,355
PLMBS	692,505	(8,783)	683,722	2,217	(93,491)	592,448
Total MBS	6,703,300	(8,783)	6,694,517	81,995	(94,316)	6,682,196
Total	$8,223,210	$(8,783)	$8,214,427	$94,624	$(94,363)	$8,214,688

	As of December 31, 2011
HTM Securities	Amortized Cost Basis (1)	OTTI Charges Recognized in AOCL	Carrying Value	Gross Unrecognized Holding Gains (2)	Gross Unrecognized Holding Losses (2)	Fair Value
(in thousands)
Non-MBS:
Certificates of deposit (3)	$680,000	$—	$680,000	$60	$—	$680,060
Other U.S. agency obligations (4)	25,530	—	25,530	278	(5)	25,803
GSE obligations (5)	389,726	—	389,726	21,069	—	410,795
State or local housing agency obligations	3,135	—	3,135	—	(17)	3,118
Total non-MBS	1,098,391	—	1,098,391	21,407	(22)	1,119,776
Residential MBS:
Other U.S. agency (4)	165,431	—	165,431	291	(6)	165,716
GSE (5)	4,431,087	—	4,431,087	68,591	(3,126)	4,496,552
PLMBS	815,253	(9,572)	805,681	1,524	(121,539)	685,666
Total MBS	5,411,771	(9,572)	5,402,199	70,406	(124,671)	5,347,934
Total	$6,510,162	$(9,572)	$6,500,590	$91,813	$(124,693)	$6,467,710

(1)	Includes unpaid principal balance, accretable discounts and premiums, and OTTI charges recognized in earnings.

(2)	Represent the difference between fair value and carrying value.

(3)	Consists of certificates of deposit that meet the definition of a debt security.

(4)	Consists of Government National Mortgage Association (Ginnie Mae) and Small Business Administration (SBA) investments.

(5)	Primarily consists of securities issued by Freddie Mac, Fannie Mae, and TVA.

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

	As of June 30, 2012
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Commercial paper	$269,966	$(2)	$—	$—	$269,966	$(2)
Certificates of deposit	240,000	(4)	—	—	240,000	(4)
Other U.S. agency obligations	—	—	1,150	(5)	1,150	(5)
State or local housing agency obligations	—	—	1,129	(36)	1,129	(36)
Total non-MBS	509,966	(6)	2,279	(41)	512,245	(47)
Residential MBS:
GSE	667,107	(508)	213,684	(317)	880,791	(825)
PLMBS	39,258	(246)	444,025	(102,028)	483,283	(102,274)
Total MBS	706,365	(754)	657,709	(102,345)	1,364,074	(103,099)
Total	$1,216,331	$(760)	$659,988	$(102,386)	$1,876,319	$(103,146)

	As of December 31, 2011
	Less than 12 months		12 months or more		Total
HTM Securities in Unrealized Loss Positions	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(in thousands)
Non-MBS:
Other U.S. agency obligations	$—	$—	$1,217	$(5)	$1,217	$(5)
State or local housing agency obligations	1,318	(17)	—	—	1,318	(17)
Total non-MBS	1,318	(17)	1,217	(5)	2,535	(22)
Residential MBS:
Other U.S. agency	—	—	52,391	(6)	52,391	(6)
GSE	863,928	(2,415)	498,103	(711)	1,362,031	(3,126)
PLMBS	136,747	(1,635)	430,535	(129,476)	567,282	(131,111)
Total MBS	1,000,675	(4,050)	981,029	(130,193)	1,981,704	(134,243)
Total	$1,001,993	$(4,067)	$982,246	$(130,198)	$1,984,239	$(134,265)

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

	As of June 30, 2012
	Carrying Value	Fair Value
Financial Instruments	Total	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,237	$1,237	$1,237	$—	$—	$—
Deposits with other FHLBanks	109	109	109	—	—	—
Securities purchased under agreements to resell	5,150,000	5,150,000	—	5,150,000	—	—
Federal funds sold	7,113,200	7,113,491	—	7,113,491	—	—
AFS securities	4,963,027	4,963,027	—	3,713,975	1,249,052	—
HTM securities	8,214,427	8,214,688	—	7,622,240	592,448	—
Advances	9,561,848	9,676,599	—	9,676,599	—	—
Mortgage loans held for portfolio, net	1,203,480	1,201,650	—	1,201,650	—	—
Accrued interest receivable	45,532	45,532	—	45,532	—	—
Derivative assets	88,037	88,037	—	359,611	—	(271,574)
Financial liabilities:
Deposits	(418,700)	(418,693)	—	(418,693)	—	—
Consolidated obligations, net:
Discount notes	(16,417,803)	(16,417,524)	—	(16,417,524)	—	—
Bonds	(16,630,944)	(17,002,527)	—	(17,002,527)	—	—
Mandatorily redeemable capital stock	(1,123,926)	(1,123,926)	(1,123,926)	—	—	—
Accrued interest payable	(78,817)	(78,817)	—	(78,817)	—	—
Derivative liabilities	(127,722)	(127,722)	—	(464,778)	—	337,056
AHP payable	(16,073)	(16,073)	—	(16,073)	—	—
Other:
Commitments to extend credit for advances	(451)	(451)	—	(451)	—	—
Commitments to issue consolidated obligations	—	645,000	—	645,000	—	—

	As of December 31, 2011
	Carrying Value	Fair Value
Financial Instruments	Total	Total	Level 1	Level 2	Level 3	Netting Adjustment/ Cash Collateral
(in thousands)
Financial assets:
Cash and due from banks	$1,286	$1,286	$1,286	$—	$—	$—
Deposit with other FHLBanks	15	15	15	—	—	—
Securities purchased under agreements to resell	3,850,000	3,850,012	—	3,850,012	—	—
Federal funds sold	6,010,699	6,011,076	—	6,011,076	—	—
AFS securities	11,007,753	11,007,753	—	9,738,354	1,269,399	—
HTM securities	6,500,590	6,467,710	—	5,782,044	685,666	—
Advances	11,292,319	11,433,290	—	11,433,290	—	—
Mortgage loans held for portfolio, net	1,356,878	1,403,940	—	1,403,940	—	—
Accrued interest receivable	64,287	64,287	—	64,287	—	—
Derivative assets	69,635	69,635	—	366,476	—	(296,841)
Financial liabilities:
Deposits	(287,015)	(287,015)	—	(287,015)	—	—
Consolidated obligations, net:
Discount notes	(14,034,507)	(14,034,376)	—	(14,034,376)	—	—
Bonds	(23,220,596)	(23,641,676)	—	(23,641,676)	—	—
Mandatorily redeemable capital stock	(1,060,767)	(1,060,767)	(1,060,767)	—	—	—
Accrued interest payable	(93,344)	(93,344)	—	(93,344)	—	—
Derivative liabilities	(147,693)	(147,693)	—	(469,047)	—	321,354
AHP payable	(13,142)	(13,142)	—	(13,142)	—	—
Other:
Commitments to extend credit for advances	(483)	(483)	—	(483)	—	—
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

Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012, the end of the period covered by this report. Management had previously concluded that the Seattle Bank's disclosure controls and procedures were effective as of June 30, 2012; however, subsequent to the filing of our 2012 10-K on March 13, 2013 and as completed in connection with and as of the filing date of this Amended Report, management has concluded that the Seattle Bank's internal control over financial reporting was not effective as of June 30, 2012 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated in the aggregate, constituted the material weakness discussed below.
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
The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that led to the restatements described in Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this Amended Report, where we restate our statements of cash flows for the six months ended June 30, 2012 and 2011. We have also determined that the statements of cash flows for the three years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, with the six months ended June 30, 2012 and 2011, the referenced periods) require restatement. The restated statements of cash flows for the three years ended December 31, 2012, 2011, and 2010 were included in our amended 2012 10-K filed with the SEC on May 24, 2013. The restated statements of cash flows for the three months ended March 31, 2012 and were included in our amended report on Form 10-Q for the period ended March 31, 2012 filed with the SEC on May 31, 2013. Subsequent to the filing of this Amended Report, we will file restated financial statements to correct the statements of cash flows for each of the remaining referenced periods in amended Form 10-Q for the periods ended September 30, 2012.
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
The material weakness identified had no impact on our financial position, results of operations, or net change in cash and due from banks on our statements of cash flows as of or for the six months ended June 30, 2012 and 2011 or for the other referenced periods. We believe the actions detailed above, which were implemented prior to and as of the filing date of this Amended Report, should remediate the material weakness in internal control over financial reporting; however, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria, as of May 31, 2013, the filing date of this report, subsequent testing of multiple periods will be required to ascertain that the material weakness has been fully remediated.

Notwithstanding this material weakness, we have concluded, based on the material changes to the cash flow compilation and review process implemented to remediate the material weakness related to our statements of cash flows for the six months ended June 30, 2012 and 2011, as described above, and the existing controls not impacted by this material weakness, that the financial statements included in this Amended Report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
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

10.1 (1)
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Annual Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2012).

10.2 (1)
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Long-Term Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the 10-Q filed with the SEC on August 10, 2012).

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

10.1 (1)
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Annual Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 10, 2012).

10.2 (1)
Federal Home Loan Bank of Seattle Bank Incentive Compensation Plan - Long-Term Executive Plan as of January 1, 2012 (incorporated by reference to Exhibit 10.2 to the 10-Q filed with the SEC on August 10, 2012).

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