Form 10-Q/A
period 2012-09-30
Federal Home Loan Bank of Seattle
filed 2013-05-31
CIK 1329701

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

Explanatory Note
The Federal Home Loan Bank of Seattle is filing this amendment no. 1 to Form 10-Q for the quarterly period ended September 30, 2012 (Original Report) to restate our financial statements for the nine months ended September 30, 2012 and 2011 (Amended Report) as a result of errors in the statements of cash flows. For additional background on the restatement, see Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" and "Part I. Item 4. Controls and Procedures."
Except for certain updated information in the Amended Report in the items listed below and certain formatting (e.g., for XBRL tagging), typographical, and related consistency changes, there have been no changes to the Original Report:

•	Part I. Item 1. Financial Statements

◦	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)

◦	"—Restatement of Prior Period Cash Flows" in "Note 1—Basis of Presentation, Restatement of Prior Period Cash Flows, Use of Estimates, and Recently Issued or Adopted Accounting Guidance"

•	Part I. Item 4. Controls and Procedures

•
Part II. Item 6. Exhibits of the Amended Report sets forth the complete list of our exhibits relating to the quarterly period ended September 30, 2012. Except for the exhibits identified below, which are filed herewith, all exhibits listed in our Original Report have been filed as set forth therein:

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

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	Restated	Restated
	2012	2011
(in thousands)
Operating Activities
Net income	$49,587	$70,689
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,735	19,093
Net OTTI loss, credit portion	7,575	88,295
Net realized gain on sale of HTM securities	—	(3,559)
Net realized gain on sale of AFS securities	(330)	—
Net gain on sale of mortgage loans held for sale	—	(73,925)
Net change in fair value adjustments on financial instruments held under fair value option	(20)	—
Net change in net fair value adjustment on derivatives and hedging activities	(77,357)	(5,162)
Net realized loss on early extinguishment of consolidated obligations	4,040	9,348
(Benefit) provision for credit losses	(2,368)	1,399
Other adjustments	162	23,289
Net change in:
Accrued interest receivable	17,827	12,349
Other assets	4,874	494
Accrued interest payable	(30,483)	(35,168)
Other liabilities	(1,052)	20,569
Total adjustments	(60,397)	57,022
Net cash (used in) provided by operating activities	(10,810)	127,711
Investing Activities
Net change in:
Interest-bearing deposits	9,358	13,869
Deposits with other FHLBanks	(103)	(73)
Securities purchased under agreements to resell	(650,000)	1,450,000
Federal funds sold	(2,429,201)	107,752
Loans to other FHLBanks	(40,000)	—
Premises, software and equipment	(1,557)	(3,846)
AFS securities:
Proceeds from maturities of long-term	6,915,142	1,626,758
Proceeds from sales of long-term	82,719	—
Purchases of long-term	(722,076)	(110,555)
HTM securities:
Net decrease in short-term	680,107	492,051
Proceeds from maturities of long-term	1,321,782	988,386
Proceeds from sales of long-term	—	136,698
Purchases of long-term	(2,873,531)	(1,983,285)
Advances:
Proceeds	29,195,465	26,239,379
Made	(26,863,754)	(23,814,860)
Mortgage loans:
Principal collected	216,505	480,215
Proceeds from sale of held for sale	—	1,358,254
Net cash provided by investing activities	4,840,856	6,980,743

FEDERAL HOME LOAN BANK OF SEATTLE
STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Nine Months Ended September 30,
	Restated	Restated
	2012	2011
(in thousands)
Financing Activities
Net change in:
Deposits	$144,087	$(119,557)
Net proceeds (payments) on derivative contracts with financing elements	14,886	(37,338)
Net proceeds from issuance of consolidated obligations:
Discount notes	496,375,711	527,896,920
Bonds	24,886,115	28,352,136
Payments for maturing and retiring consolidated obligations:
Discount notes	(490,022,185)	(526,650,672)
Bonds	(36,210,225)	(36,551,490)
Proceeds from issuance of capital stock	4,675	1,527
Payments for repurchase/redemption of mandatorily redeemable capital stock	(12,730)	—
Payments for repurchase of capital stock	(11,418)	—
Net cash used in financing activities	(4,831,084)	(7,108,474)
Net decrease in cash and cash equivalents	(1,038)	(20)
Cash and cash equivalents at beginning of the period	1,286	1,181
Cash and cash equivalents at end of the period	$248	$1,161

Supplemental Disclosures
Interest paid	$183,225	$245,991
AHP payments, net	$1,821	$1,103
Resolution Funding Corporation (REFCORP) (refund)	$—	$(14,551)
Transfers of mortgage loans to real estate owned (REO)	$3,998	$2,975
Transfer of mortgage loans held for portfolio to held for sale	$—	$1,283,338
Transfers of HTM securities to AFS securities	$—	$8,152

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
We have evaluated subsequent events for potential recognition or disclosure that may be required for this restatement through the filing date of this report on Form 10-Q.
Restatement of Prior Period Cash Flows
Subsequent to filing our report on Form 10-K for the year ended December 31, 2012 (2012 10-K), and as a result of ongoing enhancements to our statements of cash flows preparation process, we became aware of presentation errors in cash flows from certain financing and investing activities in the statements of cash flows for the years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the nine months ended September 30, 2012 and 2011 (collectively, the referenced periods), which led to the misclassification of cash flows between operating, investing, and financing activities. Specifically, the controls over the review of the classification and presentation of cash flows from certain financing and investing activities were not operating effectively, which led to, among other things, the following misclassifications on our statements of cash flows for the nine months ended September 30, 2012 and 2011 in the Original Report:

•	Presentation of accretion of discount on consolidated obligation discount notes (originally reflected in financing activities and reclassified to operating activities)

•
Presentation of principal shortfalls on other-than-temporarily impaired private-label mortgage-backed securities (PLMBS) (originally reflected in operating activities and reclassified to investing activities)

•	In 2011 only, presentation of certain basis adjustments and advance prepayment fees (originally reflected in investing activities and reclassified to operating activities)

•	In 2011 only, misclassification of certain basis adjustments for maturing consolidated obligation bonds (originally reflected in financing activities and reclassified to operating activities)

•	In 2011 only, within "Supplemental Disclosures," correct the sign of our payments to REFCORP to reflect a cash inflow from our receipt of our outstanding receivable
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
The statements of cash flows for the years ended December 31, 2012, 2011, and 2010 were restated in an amended 2012 10-K filed with the SEC on May 24, 2013. The restated statements of cash flows for the three months ended March 31, 2012 and 2011 and the six months ended June 30, 2012 and 2011 were included in amended reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012 filed with the SEC on May 31, 2013.

	For the Nine Months Ended September 30, 2012
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$2,102	$16,735
Other adjustments	(17)	162
Net change in other liabilities	(2,093)	(1,052)
Total adjustments	(76,250)	(60,397)
Net cash used in operating activities	(26,663)	(10,810)
Investing Activities
Proceeds from maturities of long-term AFS securities	6,920,093	6,915,142
Principal collected from mortgage loans	217,725	216,505
Net cash provided by investing activities	4,847,027	4,840,856
Financing Activities
Payments for maturing and retiring consolidated obligation discount notes	(490,012,503)	(490,022,185)
Net cash used in financing activities	(4,821,402)	(4,831,084)

	For the Nine Months Ended September 30, 2011
	As Reported	As Restated
(in thousands)
Operating Activities
Depreciation and amortization	$9,303	$19,093
Net change in fair value adjustments on derivatives and hedging activities	(246)	(5,162)
Other adjustments	21	23,289
Net change in other liabilities	21,560	20,569
Total adjustments	29,871	57,022
Net cash provided by operating activities	100,560	127,711
Investing Activities
Proceeds from maturities of long-term AFS securities	1,628,119	1,626,758
Advance proceeds	26,257,981	26,239,379
Advances made	(23,810,144)	(23,814,860)
Proceeds from sale of held for sale mortgage loans	1,357,263	1,358,254
Net cash provided by investing activities	7,004,431	6,980,743
Financing Activities
Net proceeds from issuance of consolidated obligations bonds	28,347,170	28,352,136
Payments for maturing and retiring consolidated obligation discount notes	(526,642,243)	(526,650,672)
Net cash used in financing activities	(7,105,011)	(7,108,474)
Supplemental Disclosures
REFCORP payment (refund)	14,551	(14,551)
Transfers of mortgage loans to REO	2,957	2,975
Transfers of mortgage loans held for portfolio to held for sale	1,324,907	1,283,338
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
The following table presents the activity on our consolidated obligation bonds and discount notes on which we elected the fair value option for the three and nine months ended September 30, 2012. We had no financial instruments on which we had elected the fair value option for the three and nine months ended September 30, 2011.

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

Mortgage Loans Held for Portfolio
The par value of our mortgage loans held for portfolio consisted of $1.0 billion and $1.2 billion in conventional mortgage loans and $102.3 million and $118.8 million in government-guaranteed mortgage loans as of September 30, 2012 and December 31, 2011. The portfolio decreased slightly for the nine months ended September 30, 2012 due to our receipt of $216.5 million in principal payments.
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
Under the supervision and with the participation of the Seattle Bank's management, including the president and chief executive officer and the chief accounting and administrative officer (who for purposes of the Seattle Bank's disclosure controls and procedures performs similar functions as a principal financial officer), we evaluated the effectiveness of the Seattle Bank's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012, the end of the period covered by this report. Management had previously concluded that the Seattle Bank's disclosure controls and procedures were effective as of September 30, 2012; however, subsequent to the filing of our 2012 10-K on March 13, 2013 and as completed in connection with and as of the filing date of this Amended Report, management has concluded that the Seattle Bank's internal control over financial reporting was not effective as of September 30, 2012 because of control deficiencies identified in the preparation and review process of the statements of cash flows that, when evaluated in the aggregate, constituted the material weakness discussed below.
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
The evaluation of our disclosure controls and procedures included consideration of the control processes and errors that led to the restatement described in Note 1 in "Part I. Item 1. Financial Statements—Condensed Notes to Financial Statements" in this Amended Report, where we restate our statements of cash flows for the nine months ended September 30, 2012 and 2011. We have also determined that the statements of cash flows for the three years ended December 31, 2012, 2011, and 2010, the three months ended March 31, 2012 and 2011, and the six months ended June 30, 2012 and 2011 (collectively, with the nine months ended September 30, 2012 and, 2011, the referenced periods) require restatement. The restated statements of cash flows for the three years ended December 31, 2012, 2011, and 2010 were included in our amended 2012 10-K filed with the SEC on May 24, 2013. The restated statements of cash flows for the three months ended March 31, 2012 and 2011 and the six months ended June 30, 2012 and 2011 were included in our amended reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012 filed with the SEC on May 31, 2013.
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
The material weakness identified had no impact on our financial position, results of operations, or "net change in cash and due from banks" on our statements of cash flows as of or for the nine months ended September 30, 2012 and 2011 or for the other referenced periods. We believe the actions detailed above, which were implemented prior to and as of the filing date of this Amended Report, should remediate the material weakness in internal control over financial reporting; however, based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria, as of May 31, 2013, the filing date of this report, subsequent testing of multiple periods will be required to ascertain that the material weakness has been fully remediated.
Notwithstanding this material weakness, we have concluded, based on the material changes to the cash flow compilation and review process implemented to remediate the material weakness related to our statements of cash flows for the nine months ended September 30, 2012 and 2011, as described above, and the existing controls not impacted by this material weakness, that the financial statements included in this Amended Report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles.
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

4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012 (incorporated by reference to Exhibit 4.1 on Form 10-Q filed with the SEC on November 9, 2012).

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

4.1
Capital Plan of the Federal Home Loan Bank of Seattle, adopted March 5, 2002, as amended on November 22, 2002, December 8, 2004, March 9, 2005, June 8, 2005, October 11, 2006, February 20, 2008, March 6, 2009, September 5, 2011, and November 5, 2012 (incorporated by reference to Exhibit 4.1 on Form 10-Q filed with the SEC on November 9, 2012).

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